Form 10-Q
period 1996-09-30
WINTRUST FINANCIAL CORP
filed 1996-11-14
CIK 1015328

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 1996
                           Commission File Number 333-4645*

                            WINTRUST FINANCIAL CORPORATION
                (Exact name of registrant as specified in its charter)


                 Illinois                                 36-3873352
---------------------------------------- ------------------------------------
(State of incorporation of organization) (I.R.S. Employer Identification No.)

                                  727 North Bank Lane
                             Lake Forest, Illinois  60045
                        --------------------------------------
                       (Address of principal executive offices)

                                    (847) 615-4096
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
           the past 90 days.    Yes /X/   No /  /

           Indicate the number of shares outstanding of each of issuer's class of common stock, as of the last practicable date.

           Common Stock - no par value, 6,515,864 shares, as of November 1, 1996.

_____________
* Registrant became subject to requirements to file periodic reports under the Securities Exchange Act of 1934 as a result of the registration of its securities on Form S-4, which registration statement became effective on July 30, 1996 (Registration No. 333-4645).

                                    TABLE OF CONTENTS

                              PART I. -FINANCIAL INFORMATION

                                                                         Page

  ITEM 1.     Financial Statements and Notes (Unaudited)_______________  1-6

  ITEM 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations____________________  7-20


                             PART II. -OTHER INFORMATION

  ITEMS 1-3.  These items have been omitted from this Form since they are inapplicable or would contain a negative
                response.______________________________________________   21

  ITEM 4.     Matters submitted to a Vote of Security Holders__________   21

  ITEM 5.     Other information________________________________________   21

  ITEM 6.     Exhibits and Reports on Form 8-K_________________________   22

              Signatures_______________________________________________   23

              Exhibit Index____________________________________________   24

   WINTRUST FINANCIAL CORPORATION
   CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
   (In thousands)

                                                        September 30 December 31 September 30
   Assets                                                   1996         1995        1995
   ------                                               ------------ ----------- ------------
   Cash and due from banks-noninterest bearing . . . .  $  19,753    $  12,622   $   8,069
   Federal funds sold. . . . . . . . . . . . . . . . .     52,033       55,812      29,331
   Interest-bearing deposits with banks. . . . . . . .     25,100       50,600      37,100
   Available-for-sale securities, at market value. . .     69,022       57,888      51,319
   Held-to-maturity securities, at amortized cost. . .      5,002        5,002       5,002
   Loans . . . . . . . . . . . . . . . . . . . . . . .    414,405      258,231     218,730
     Less: Allowance for possible loan losses. . . . .      3,749        2,763       2,224
                                                         --------     --------    --------
     Net loans . . . . . . . . . . . . . . . . . . . .    410,656      255,468     216,506
   Premises and equipment, net . . . . . . . . . . . .     28,410       23,999      19,156
   Accrued interest receivable and other assets. . . .     10,818        8,918       9,415
   Goodwill and organizational costs . . . . . . . . .        470          581         245
                                                         --------     --------    --------
   Total assets. . . . . . . . . . . . . . . . . . . .   $621,264     $470,890    $376,143
                                                         ========     ========    ========

   LIABILITIES AND SHAREHOLDERS EQUITY
   Deposits:
     Noninterest bearing . . . . . . . . . . . . . . .   $ 55,523     $ 45,869    $ 32,997
     Interest bearing. . . . . . . . . . . . . . . . .    493,780      359,789     289,519
                                                         --------     --------    --------
       Total deposits. . . . . . . . . . . . . . . . .    549,303      405,658     322,516

   Short-term borrowings . . . . . . . . . . . . . . .      1,812          867       1,132
   Notes and loans payable . . . . . . . . . . . . . .     16,554       10,758      13,028
   Other liabilities . . . . . . . . . . . . . . . . .     12,810       13,120      10,724
                                                         --------     --------    --------
       Total liabilities . . . . . . . . . . . . . . .    580,479      430,403     347,400
                                                         --------     --------    --------

   Shareholders equity
     Preferred stock . . . . . . . . . . . . . . . . .          0          503         503
     Common stock. . . . . . . . . . . . . . . . . . .      6,516        5,831       4,928
     Surplus . . . . . . . . . . . . . . . . . . . . .     51,681       50,053      40,570
     Convertible warrants. . . . . . . . . . . . . . .         75           75          75
     Retained deficit. . . . . . . . . . . . . . . . .    (17,511)     (15,990)    (17,354)
     Unrealized gains on available-for-
       sale securities, net of tax . . . . . . . . . .         24           15          21
                                                         --------     --------    --------
       Total shareholders equity . . . . . . . . . . .     40,785       40,487      28,743
                                                         --------     --------    --------

   Total liabilities and shareholders equity . . . . .   $621,264     $470,890    $376,143
                                                         ========     ========    ========

   WINTRUST FINANCIAL CORPORATION
   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
   "PERIODS ENDED SEPTEMBER 30, 1996 and 1995"
   (In thousands except per share data)

                                              Nine Months Ended    Three Months Ended
                                                 September 30         September 30
                                             ------------------   ------------------
                                                1996      1995       1996       1995
                                                ----      ----       ----       ----
   Interest income . . . . . . . . . . . . . $27,398   $18,022    $10,174     $6,452
   Interest expense. . . . . . . . . . . . .  17,011    11,124      6,232      3,941
                                             -------   -------    -------     ------
   Net interest income . . . . . . . . . . .  10,387     6,898      3,942      2,511

   Provision for possible loan losses. . . .   1,344       770        451        268
                                             -------   -------    -------     ------
   Net interest income after provision for
     possible loan losses. . . . . . . . . .   9,043     6,128      3,491      2,243
                                             -------   -------    -------     ------
   Noninterest income. . . . . . . . . . . .   5,838     5,604      1,970      1,845
   Securities gains, net . . . . . . . . . .      18         0          0          0
                                             -------   -------    -------     ------
   Total noninterest income. . . . . . . . .   5,856     5,604      1,970      1,845
                                             -------   -------    -------     ------

   Noninterest expense . . . . . . . . . . .  15,605    10,797      5,339      3,950
   Merger related expenses . . . . . . . . .     849         0          0          0
                                             -------   -------    -------     ------
   Total noninterest expense . . . . . . . .  16,454    10,797      5,339      3,950
                                             -------   -------    -------     ------

   Income before income taxes. . . . . . . .  (1,555)      935        122        138
   Income tax expense (benefit). . . . . . .     (34)     (198)      (179)        22
                                             --------   -------    -------    ------

   Net income (loss) . . . . . . . . . . . . $(1,521)   $ 1,133    $   301    $  116
                                             ========   =======    =======    ======

   Net income (loss) per common share. . . . $ (0.25)   $  0.20    $  0.04    $ 0.02
                                             ========   =======    =======    ======
   Weighted average common shares and
    common share equivalents outstanding . .    5,992     5,571      6,846     5,665
                                              =======   =======    =======    ======

   WINTRUST FINANCIAL CORPORATION
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
   NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
   (In thousands)

                                                                                                             Net
                                                                                                         unrealized
                                                                                                         gain (loss)
                                                                                              Retained  on securities      Total
                                                    Preferred  Common           Convertible   earnings    available    shareholders'
                                                      stock    stock   Surplus    warrants    (deficit)    for sale        equity
                                                    ---------  ------  -------  -----------   --------- -------------   ------------
    Balance at December 31, 1994 . . . . . . . .     $ 503     $4,745  $38,621        $75    ($18,442)       ($136)        $25,366
    Common stock issuance. . . . . . . . . . . .         -        183    1,949          -           -            -           2,132
    Dividends on preferred stock . . . . . . . .         -          -        -          -         (45)           -             (45)

    Net income . . . . . . . . . . . . . . . . .         -          -        -          -       1,133            -           1,133

    Change in unrealized gain on securities
     available-for-sale, net of tax effect . . .         -          -        -          -           -          157             157
                                                     -----     ------  -------      -----    --------       ------         -------

    Balance at September 30, 1995 (unaudited). .      $503     $4,928  $40,570        $75    ($17,354)         $21         $28,743
                                                     =====     ======  =======      =====    ========       ======         =======

    Balance at December 31, 1995 . . . . . . . .      $503     $5,831  $50,053        $75    ($15,990)         $15         $40,487

    Common stock issuance. . . . . . . . . . . .         -        567    1,298          -           -            -           1,865
    Conversion of preferred stock. . . . . . . .      (503)       122      381          -           -            -               0
    Repurchase of common stock . . . . . . . . .         -         (4)     (44)         -           -            -             (48)

    Net loss . . . . . . . . . . . . . . . . . .         -          -        -          -      (1,521)           -          (1,521)
    Cash value of fractional shares. . . . . . .         -          -       (7)         -           -            -              (7)

    Change in unrealized gain on securities
      available-for-sale, net of tax effect. . .         -          -        -          -           -            9               9
                                                     -----     ------  -------      -----    --------       ------         -------

    Balance at September 30, 1996 (unaudited). .        $0     $6,516  $51,681        $75    ($17,511)         $24         $40,785
                                                     =====     ======  =======      =====    ========       ======         =======

   WINTRUST FINANCIAL CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
   (in thousands)

                                                                      Nine Months ended September 30,
                                                                      ------------------------------
                                                                           1996               1995
                                                                           ----               ----
   Operating Activities:
     Net income (loss). . . . . . . . . . . . . . . . . . . . . . .   $  (1,521)         $   1,133
     Adjustments to reconcile net income (loss) to net cash
       used for, or provided by, operating activities:
       Provision for possible loan losses . . . . . . . . . . . . .       1,344                770
       Depreciation and amortization. . . . . . . . . . . . . . . .       1,036                627
       Amortization of goodwill and organizational costs. . . . . .         111                304
       Deferred income tax benefit. . . . . . . . . . . . . . . . .         (34)              (198)
       Increase in other assets, net. . . . . . . . . . . . . . . .      (1,866)              (993)
       Decrease in other liabilities, net . . . . . . . . . . . . .        (301)              (325)
                                                                      ---------          ---------
   Net Cash (Used for) Provided by Operating Activities . . . . . .      (1,231)             1,318
                                                                      ---------          ---------

   Investing Activities:
     Proceeds from maturities of Available-for-Sale securities. . .     403,342            162,331
     Proceeds from sales of Available-for-Sale securities . . . . .         498                  0
     Purchases of securities. . . . . . . . . . . . . . . . . . . .    (414,974)          (157,106)
     Net decrease in interest bearing deposits. . . . . . . . . . .      25,500              5,099
     Net increase in loans. . . . . . . . . . . . . . . . . . . . .    (156,532)           (24,996)
     Purchases of premises and equipment, net . . . . . . . . . . .      (5,447)            (6,245)
                                                                      ---------          ---------
   Net Cash Used for Investing Activities . . . . . . . . . . . . .    (147,613)           (20,917)
                                                                      ---------          ---------

   Financing Activities:
     Increase in deposit accounts . . . . . . . . . . . . . . . . .     143,645            100,531
     Increase (decrease)  in short-term borrowings, net . . . . . .         945            (91,727)
     Increase in notes payable. . . . . . . . . . . . . . . . . . .       5,796             10,286
     Repurchase of common stock . . . . . . . . . . . . . . . . . .         (48)                 0
     Cash value of fractional shares upon exchange of shares. . . .          (7)                 0
     Issuance of common shares. . . . . . . . . . . . . . . . . . .       1,865              2,132
     Cash dividends paid on preferred shares. . . . . . . . . . . .           0                (45)
                                                                      ---------          ---------
   Net Cash Provided by Financing Activities. . . . . . . . . . . .     152,196             21,177
                                                                      ---------          ---------
   Net Increase in Cash and Cash Equivalents. . . . . . . . . . . .       3,352              1,578
   Cash and Cash Equivalents at Beginning of Period . . . . . . . .      68,434             35,822
                                                                      ---------          ---------
   Cash and Cash Equivalents at End of Period . . . . . . . . . . .   $  71,786          $  37,400
                                                                      =========          =========

   WINTRUST FINANCIAL CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)  Basis of Presentation:
        ---------------------

   The consolidated financial statements of Wintrust Financial Corporation and Subsidiaries ("Wintrust" or "Company") presented herein are unaudited, but in the opinion of management reflect all necessary adjustments for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements.

   The consolidated Wintrust entity was formed on September 1, 1996 through a merger transaction whereby the holding companies of Lake Forest, Hinsdale, Libertyville and First Premium were merged with newly formed wholly-owned subsidiaries of North Shore Community Bancorp, Inc. (which changed its name to Wintrust Financial Corporation concurrent with the merger). The merger transaction was accounted for in accordance with the pooling-of-interest method of accounting for a business combination. Accordingly, the consolidated financial statements included herein reflect the combination of the historical financial results of the five entities and the recorded assets and liabilities have been carried forward to the consolidated company at their historical cost.

   The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. Operating results for the nine-month periods presented are not necessarily indicative of the results which may be expected for the entire year.

   (2)  Statement of Financial Accounting Standard No. 122:
        --------------------------------------------------

   In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights", an amendment of Financial Accounting Standard No. 65 (SFAS No. 122). The statement requires the recognition as separate assets the rights to service mortgage loans for others, however those rights are acquired. SFAS No. 122 requires that when a definitive plan exists to sell the loan and retain servicing rights, the cost of the mortgage will be allocated between the loan and the related mortgage servicing right based on their relative fair values at the date of origination or purchase; otherwise the date of sale will be used. Mortgage servicing rights are amortized ratably over the period of the associated estimated net servicing income. SFAS No. 122 also requires assessing the capitalized mortgage servicing rights for impairment by comparing the recorded book value to the fair value of those rights. Wintrust prospectively adopted the provisions of SFAS No. 122 as of January 1, 1996. The impact of adopting SFAS No. 122 was not material to the consolidated financial statements.

   (3)  Statement of Financial Accounting Standard No. 114 and No. 118:
        --------------------------------------------------------------

   Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 114 (as amended by Statement of Financial Accounting Standard No. 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Impaired loans under SFAS No. 114 and SFAS No. 118 are considered by the Company to be nonaccrual loans, restructured loans and loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest. Impairment is measured by determining the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. If the fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for possible loan losses. The adoption of the SFAS No. 114 and SFAS No. 118 had no effect on the Company's nonperforming assets or financial statements.

   Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations, or where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. Cash receipts on nonaccrual loans are generally applied to the principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received.

   (4)  Cash and Cash Equivalents:
        -------------------------

   For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks and federal funds sold which have an original maturity of 90 days or less.

   (5)  Per Common Share Data:
        ---------------------

   Net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the respective periods.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


   Wintrust Financial Corporation ("Wintrust" or "Company") is a multi-bank holding company currently engaged in the business of providing financial services primarily through its banking subsidiaries to customers in the Chicago metropolitan area and financing the payment of insurance premiums, on a national basis, through its subsidiary, First Premium Services, Inc. ("First Premium"). As of September 30, 1996, Wintrust owned four bank subsidiaries ("Banks"), all of which were de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest"), Hinsdale Bank & Trust Company ("Hinsdale"), North Shore Community Bank & Trust Company ("North Shore"), Libertyville Bank & Trust Company ("Libertyville").

   The consolidated Wintrust entity was formed on September 1, 1996 through a merger transaction whereby the holding companies of Lake Forest, Hinsdale, Libertyville and First Premium were merged with newly formed wholly-owned subsidiaries of North Shore Community Bancorp, Inc. (which changed its name to Wintrust Financial Corporation concurrent with the merger). The merger transaction was accounted for in accordance with the pooling-of-interest method of accounting for a business combination. Accordingly, the consolidated financial statements included herein reflect the combination of the historical financial results of the five entities and the recorded assets and liabilities have been carried forward to the consolidated company at their historical cost.

   Each of Lake Forest, Hinsdale, Libertyville and First Premium are wholly-owned by mid-tier holding companies known as Lake Forest Bancorp, Inc., Hinsdale Bancorp, Inc., Libertyville Bancorp, Inc., and Crabtree Capital Corporation, respectively. These mid-tier holding companies are all owned 100% by Wintrust.

   The existing operating subsidiaries have all started operations within the last six years. Each of the operating subsidiaries were started in an effort to fulfill a financial services need in the banking and insurance premium financing industries. Lake Forest, Hinsdale, North Shore, and Libertyville began banking operations in December 1991, October 1993, September 1994 and October 1995, respectively. Subsequent to those initial dates of operations, each of the banks, except Libertyville, have established additional full service banking facilities. First Premium began operations in 1990 and is primarily involved in the financing of property and casualty insurance premiums written through independent insurance brokers on a national basis for commercial customers. Since its commencement of operations, First Premium has consistently expanded its umbrella of operations to include additional states in which it can operate. As such, Wintrust is a growth oriented company which is still undertaking to establish additional market share in the communities and industry segments it serves.

   The management of Wintrust presents the following discussion and analysis of its financial condition as of September 30, 1996 compared with December 31, 1995 and September 30, 1995 and the results of operations for the periods ending September 30, 1996 and 1995. This discussion should be read in conjunction with Wintrust's unaudited consolidated financial statements contained in this report.

   Overview
   --------

   Wintrust reported net income for the quarter ended September 30, 1996 of $301,000 compared to 1995's third quarter earnings of $116,000. For the first nine months of 1996, Wintrust recorded a net loss of approximately $1.5 million, which includes approximately $850,000 of nonrecurring merger related expenses. Comparatively, earnings for the first nine months of 1995 were approximately $1.1 million.

   The net loss for the first nine months of 1996 excluding the nonrecurring merger related expenses was approximately $671,000. Significant factors that contributed to this net loss were:

        (1) Wintrust began full service banking operations in (a) Libertyville, Illinois via a newly chartered de novo bank during October 1995; (b) Glencoe, Illinois in October 1995 via a full service branch banking facility; (c) Winnetka, Illinois in May 1996 via a full service branch banking facility; (d) Clarendon Hills, Illinois in August 1996 via a full service branch banking facility. Additionally, North Shore and Hinsdale opened separately located drive-up/walk-up facilities in the fourth quarter of 1995. Generally, a community bank's results of operations are reliant upon the net interest income to produce an overall profit for the bank. However, as these banking locations were only operational for less than one year, the revenues generated through the net interest income were not sufficient to offset organizational expenses and the overhead established to support a full service banking operation, as has been typical during the first twelve to fifteen months of the Company's start-up banking operations.

        (2) During February 1995, First Premium restructured its securitization facility which dictated different accounting treatment for loans sold pursuant to the securitization facility. The new structure permitted First Premium to record gains on receivables sold to an independent third party at the time of sale rather than recording the income over the life of the loan. As a result, a one-time gain of approximately $763,000 was recorded in February of 1995 when existing loans were sold to the new securitization facility. Accordingly, earnings in 1995 were positively impacted by the accounting required from the change in the securitization facility structure; whereas, earnings in 1996 had no such one-time gain recognition. Also, First Premium incurred approximately $312,000 in legal fees related to the collection of a significant nonperforming asset during the first nine months of 1996. The lawsuit seeks principal, interest, late charges and attorney fees due First Premium from a variety of defendants and insurance carriers. Management believes the ultimate result of its legal action in this matter will result in a favorable settlement to First Premium.

   The following table highlights the net income (loss) contribution of Wintrust's banking and finance subsidiaries, before intercompany eliminations and before the impact of the nonrecurring merger related expenses (in thousands):

                                     Nine months ended   Three months ended
                                       September 30,        September 30,
                                     -----------------   ------------------
                                     1996        1995    1996          1995
                                     ----        ----    ----          ----
   Banking subsidiaries.......       $  (361)   $  201   $(44)         $ 84
   Finance subsidiary.........          (310)      932    345            32
   Merger related expenses....          (850)        -      -             -
                                     -------    ------   ----          ----
                                     $(1,521)   $1,133   $301          $116
                                     =======    ======   ====          ====

   Total assets grew $150.4 million, or 31.9% to $621.3 million as of September 30, 1996 compared to December 31, 1995. During the first nine months of 1996, deposits grew $143.6 million, up 35.4 % from December 31, 1995. Loans increased $156.2 million during the first nine months of 1996, up 60.5 % from December 31, 1995. Shareholders' equity increased $298,000, up slightly from December 31, 1995.

   The following table sets forth the total assets of Wintrust's banking and finance subsidiaries, before intercompany eliminations (in thousands):

                                     September 30,   December 31,  September 30,
                                         1996            1995         1995
                                     -------------   ------------  -------------
   Banking subsidiaries..............  $602,258        $451,608      $356,950
   Finance subsidiary................    18,816          18,828        18,731
   Parent company and eliminations...       190             454           462
                                       --------        --------      --------
                                       $621,264        $470,890      $376,143
                                       ========        ========      ========

   Wintrust operates in two primary business segments (as defined in SFAS No. 14 - "Financial Reporting for Segments of Business Enterprise"), banking and commercial insurance premium financing. Organizational earnings by business segment, as presented above, are impacted by allocations of parent company revenues and expenses such as interest on borrowings and corporate overhead allocation. The allocations are based on various estimates based upon assets, revenues and employees. Results by business segments would change if different methods were applied.

   Consolidated Results of Operations

   NET INTEREST INCOME

   Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income on a fully tax equivalent basis as a percentage of average earning assets during the period. The following table presents a summary of Wintrust's net interest income and related net interest margin, calculated on a fully taxable equivalent basis (dollars in thousands).

                                       Nine Months Ended      Three Months Ended
                                         September 30,           September 30,
                                      -------------------     -----------------
                                      1996           1995     1996        1995
                                      ----           ----     ----       -----
   Interest income..................  $ 27,398   $ 18,022     $ 10,174   $  6,452
   Taxable equivalent adjustment....        28         --           12         --
                                      --------   ---------    --------   --------
   Tax equivalent interest income...    27,426     18,022       10,186      6,452
   Interest expense.................    17,011     11,124        6,232      3,941
                                      --------   --------     --------   --------
   Taxable equivalent net
     interest income................  $ 10,415   $  6,898     $  3,954   $  2,511
                                      ========   ========     ========   ========

   Average earning assets...........  $489,130   $299,925     $533,179   $331,912
                                      ========   ========     ========   ========

   Net interest margin..............      2.84%      3.07%        2.97%      3.03%
                                          ====       ====         ====       ====

   Wintrust's net interest margin has remained in a range of 2.84% to 3.07% during the periods under review. The level of the margin is low compared to industry standards for a variety of reasons. First, as de novo banking institutions, Wintrust's subsidiary banks have been aggressive in attempting to provide competitive interest rates to the communities they serve. This strategy fulfills the organization's objectives of providing the communities with favorable banking products and thereby garnering high market penetration and deposit growth. Management believes that a strong core deposit base will allow the organization to fund various diversified asset niches in the future that will provide long-term shareholder value. Next, as de novo banking institutions, Wintrust's subsidiary banks have been cautious to originate high quality loans as opposed to originating higher yielding loans that bring more credit risk with them. Also, Wintrust's subsidiary banks have purposefully maintained an investment portfolio that is short-term in nature in order to facilitate the funding of quality loan demand as it emerged and to keep the banks in a liquid condition in the event that deposit levels fluctuated. In the current interest rate environment, the short-term investment portfolio has been yielding less than a portfolio with extended maturities; however, management determined that this method of investing was prudent given de novo status of the independent banks.

   The growth of the deposit base and the short-term investment portfolio was also contemplated as an appropriate strategy during the pending merger of the banks and the finance company. Specifically, the finance company had previously funded its asset generation through a securitization facility whereby most loans were sold into the secondary market, with servicing retained by First Premium. The cost of First Premium's funding was more expensive than the cost of funds that could be provided by the subsidiary banks' deposit base. As such, subsequent to the consummation of the merger, First Premium has begun to sell a portion of its loan production to the banks. The sale of the loans to the banks will enable the consolidated Wintrust entity to enjoy a larger net interest margin as the high yielding insurance premium loans will remain on the books of the Company using a lower overall cost of funds. The Company should begin to realize the synergistic effect of reducing its reliance on the securitization facility during the fourth quarter of 1996.

   Reconciliation of the Net Interest Income According to Rate and Volume Variances

   The following table presents a reconciliation of Wintrust's net interest income, calculated on a fully taxable equivalent basis between the nine month periods ended September 30, 1995 and September 30, 1996. The reconciliation sets forth the change in the net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

   Fully tax equivalent net interest income for the nine months ended
     September 30, 1995................................................     $ 6,898
     Change due to average earning assets fluctuations (volume)........       4,352
     Change due to interest rate fluctuations (rate)...................        (512)
     Change due to rate/volume fluctuations (mix)......................        (323)
                                                                            -------
   Fully tax equivalent net interest income for the nine months ended
     September 30, 1996................................................     $10,415
                                                                            =======

   NONINTEREST INCOME

   Total noninterest income increased approximately $253,000, or 4.5%, to $5.9 million for the first nine months of 1996, as compared to $5.6 million in the same period in 1995. For the three months ended September 30, 1996, total noninterest expenses increased to $2.0 million, or by $125,000 over
   the same period of 1995.   The following table presents noninterest income
   by category (in thousands):

                                            Nine Months Ended Sept. 30,    Three Months Ended Sept. 30,
                                            ---------------------------    ----------------------------
                                                 1996        1995               1996       1995
                                                 ----        ----               ----       ----
   Fees on mortgage loans sold............      $1,023      $  503             $  362     $  251
   Gains on sale of premium finance loans.       2,659       3,551                799      1,026
   Loan servicing fees....................       1,035         782                352        311
   Service charges on deposit accounts....         309         187                124         68
   Trust fees.............................         412         281                153        107
   Securities gains, net..................          18           -                  -          -
   Other income...........................         400         300                180         82
                                                ------      ------             ------     ------
   Total noninterest income...............      $5,856      $5,604             $1,970     $1,845
                                                ======      ======             ======     ======

   Gains on the sale of premium finance loans are dependent upon the total loans financed and sold into the securitization facility. Total loans financed at First Premium remained relatively steady at $224 million compared to $225 million for the first nine months of 1996 and 1995, respectively. However, as mentioned earlier in this document, during February of 1995, First Premium restructured its securitization facility which dictated different accounting treatment for loans sold pursuant to the securitization facility. The new structure permitted First Premium to record gains on receivables sold to an independent third party at the time of sale rather than recording the income over the life of the loan. As a result, a one-time gain of $763,000 was recorded in February of 1995 when existing loans were sold to the new securitization facility. Accordingly, earnings in 1995 were positively impacted by the accounting change; whereas, earnings in 1996 had no such one-time gain recognition. Without the one-time gain recognition in 1995, the amount of gains recorded were relatively stable.

   Fees on mortgage loans sold relate to income derived by the subsidiary banks for services rendered in originating and selling residential real estate loans into the secondary market. Such fees doubled from $503,000 for the first nine months of 1995 to $1,023,000 for the first nine months of 1996. Approximately $306,000 of the increase was generated from North Shore which only began such activities during 1995 but which had a complete period of loan sales in 1996. Also, Libertyville Bank, which did not open until the last quarter of 1995, contributed approximately $125,000 during the first nine months of 1996. The remaining increase came as a result of a favorable interest rate environment and the efforts of experienced lenders at Wintrust's other subsidiary banks.

   Loan servicing fees increased to $1,035,000 for the first nine months of 1996 compared to $782,000 for the same period of the prior year. This increase resulted from an increase in the amount of average managed insurance premiums receivable at First Premium and a change in structure of the securitization facility. During the first nine months of 1996, average managed insurance premiums receivable was $111 million. Due to the change in the structure of the securitization facility in February 1995 whereby the loans sold into the securitization facility were treated as sales and thereby subject to receive a servicing fee, the comparable 1995 period had only seven months of service fee income on average managed insurance premium receivables of $102 million.

   Service charges on deposit accounts increased by 65% to $309,000 for the nine months ended September 30, 1996 from $187,000 for the nine months ended September 30, 1995. The increase is a direct result of the 70% increase in deposit balances from September 30, 1995 to September 30, 1996. The majority of service charges on deposit accounts relates to customary fees on accounts in overdraft positions and for returned items on an account. The level of service charges received on deposit accounts is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges. That philosophy has contributed to the growth in retail deposits.

   Trust fees increased from $281,000 to $412,000 for the nine months ended September 30, 1995 and 1996, respectively. In early 1995, the trust department added new senior management to oversee the trust operations, investments, administration and business development. The new management team was responsible for generating additional trust business during the course of 1995 and 1996. The efforts of this new management team and the "hands on" customer service provided to our trust customers has resulted in a steady increase in trust fees. Management anticipates adding additional trust departments to existing banks during 1997.

   Other noninterest income increased by one-third, or $100,000 from the comparable nine month periods of 1995 to 1996. The increase is related to the increase in the number of customers served and approximately $49,000 from a gain on the sale of a parcel of property.

   NONINTEREST EXPENSE

   Total noninterest expense increased approximately $5.7 million, or 52.4%, to $16.5 million for the first nine months of 1996, as compared to $10.8 million in the same period of 1995. For the three months ended September 30, 1996, total noninterest expenses increased to $5.3 million, or by $1.4
   million over the same period of 1995.   The following table presents
   noninterest expenses by category (in thousands):

                                               Nine Months Ended            Three Months Ended
                                                   Sept. 30,                     Sept. 30,
                                            -----------------------       ---------------------
                                             1996              1995         1996           1995
                                            --------           ----         ----           ----
   Salaries and employee benefits.........  $ 8,133         $ 5,395       $2,883         $2,171
   Net occupancy expense..................    1,245             723          449            269
   Data processing........................      732             440          260            166
   Advertising and marketing..............      710             367          282            146
   Nonrecurring  merger related expenses..      850               -            -              -
   Other..................................    4,784           3,872        1,465          1,198
                                            -------         -------       ------         ------
     Total noninterest expense............  $16,454         $10,797       $5,339         $3,950
                                            =======         =======       ======         ======

   Salaries and employee benefits increased to $8.1 million for the nine months ended September 30, 1996 as compared to $5.4 million for the same period of the prior year. The increase of $2.7 million is a result of (a) an increase of approximately $700,000 related to Libertyville which only had organizational phase salaries in 1995 but which had a fully operational staff during the first nine months of 1996; (b) an increase of $1.1 million at North Shore as a result of four banking locations that were operational in 1996 compared to only one banking location during the first nine months of 1995. North Shore opened a full service banking facility in Glencoe, Illinois and a drive-up/walk-up banking facility in Wilmette, Illinois during the fourth quarter of 1995 and began organizing a full service banking facility in Winnetka, Illinois during the first quarter of 1996. The Winnetka facility began full operations during the second quarter of 1996; (c) Hinsdale opened a new drive-up/walk-up facility in the fourth quarter of 1995 and opened a full service banking operation in Clarendon Hills, Illinois in August, 1996. Therefore, at Hinsdale, the first nine months of 1995 only had staffing at one main banking location whereas the same period of 1996 had multiple locations requiring staffing. In addition to the increased staffing to support the new banking facilities, the growth in deposit and loan accounts at the previously existing banking locations required additional staffing to maintain our standard of top-notch customer service. Also, contributing to the increase in salaries were normal salary increases and the addition of certain additional executive officers during mid-1995 and early 1996 to help manage the Company's growth.

   Occupancy expenses increased to $1.2 million for the nine months ended September 30, 1996 from $723,000 for the same period of 1995. The Company had six banking facilities and one finance company office operational as of September 30, 1996. However, as of September 30, 1996, the number of banking locations more than doubled to 13 physical locations.
   Specifically, the opening of the additional facilities in Glencoe, Wilmette, Winnetka, Hinsdale, Clarendon Hills and the main bank and drive-up locations in Libertyville accounted for the majority of the increase in this expense category. The Company performs significant research into the demographic nature of a location before entering a new community with a physical banking presence. Management believes the communities have embraced our commitment to the true community banking concept as evidenced by the significant growth in deposits subsequent to the opening of each of these new facilities.

   For the nine months ended September 30, 1996, data processing expenses increased by $292,000, or 66%, over first nine months of 1995. Data processing expenses are highly dependent on the number of accounts processed by the Banks. As a result, the increase of deposit and loan balances of approximately 70% and 89%, respectively, was the primary reason for increase in this expense category.

   Advertising and marketing expenses increased to $710,000 for the first nine months of 1996 compared to $367,000 for the first nine months of 1995. Wintrust considers effective marketing to be a cornerstone of establishing effective market share in the communities served. The Company's strategy in establishing new banking locations is to develop community oriented deposit and loan products to attract its deposit base and achieve a relatively high level of penetration into the communities' population of households. Accordingly, the increase of seven banking locations during the past twelve months caused the level of marketing expenses to increase. Management anticipates that similar levels of marketing expense will be incurred in future quarters as Wintrust continues to establish its base of customers and promotes the opening of additional banking locations, specifically the opening of a newly chartered bank in Barrington, Illinois in December 1996.

   Nonrecurring merger related expenses were $850,000 through the first nine months of 1996. The merger of the five entities as discussed earlier in this report resulted in various legal expenses, accounting and tax related expenses, printing, and Securities and Exchange Commission filing expenses, and other applicable expenses to consummate the merger transaction.

   Other noninterest expenses increased by $912,000, or 24%, to $4.8 million for the nine months ended September 30, 1996 from $3.9 million for the first nine months of 1995. This category of expenses contains insurance expense, stationary and supplies expense, postage expense, legal fees, audits and examinations expense, amortization of organizational costs, and
   other sundry expenses.   The 24% increase in this category is a general
   increase due to the higher volume of accounts outstanding at the banking subsidiaries. Additionally, First Premium expensed approximately $312,000 in legal fees related to the collection of a significant nonperforming asset during the first nine months of 1996 compared to approximately $78,000 in the same period of 1995. The lawsuit seeks principal, interest, late charges and attorney fees due First Premium from a variety of defendants and insurance carriers. Management believes the ultimate result of its legal action in this matter will result in a favorable settlement to First Premium.

   Despite the increases in various noninterest expense categories during the first nine months of 1996 compared to 1995, Wintrust's ratio of noninterest expenses, excluding the merger related costs, to total average assets declined to 3.9% in 1996 from 4.4% in 1995, reflecting management's commitment to maintaining low overhead costs while providing superior
   customer service.   Additionally, Wintrust's net overhead ratio, excluding
   the merger related costs, of 2.4% for the nine months ended September 30, 1996 is approximately the same as Wintrust's peer group. Thus, despite the significant expansion of banking operations over the last year, the Company has controlled its noninterest expenses in a fashion that is comparable to bank holding companies in its peer group.

   INCOME TAXES

   The Company recorded an income tax benefit of $34,000 for the first nine months of 1996, whereas an income tax benefit of approximately $198,000 was recorded in the same period of 1995. Prior to the merger date of September 1, 1996, each of the merging companies except Lake Forest had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of the tax loss benefits will be available, subject to certain limitations to offset tax expense generated from profitable operations.

   FINANCIAL CONDITION

   Interest-Earning Assets

   Wintrust's consolidated total assets at September 30, 1996 were $621.3 million, a 32% increase from the prior year-end level of $470.9 million, and a 65% increase from the September 30, 1995 level as a result of strong deposit growth . Total loans at September 30, 1996 were $414.4 million, an increase of $156.2 million or 60%, from year-end, and an increase of $195.7 million or 89% from their level one year ago. As can be seen from the table below, the growth in the loan portfolio has been diversified amongst all categories of loans with each categories' percentage to total earning assets staying relatively constant. However, the level of indirect automobile loans in relation to total earning assets has increased more than other earning assets. Wintrust developed a niche business which provides for select automobile dealers to send applications directly to one of the subsidiary banks for approval. The loans are secured by a first lien on the purchased automobile and typically have a term of 36 to 60 months

   At September 30, 1996 total securities and other money market investments (i.e. federal funds sold and interest -bearing deposits with banks) were $151.2 million, down 11% from $169.3 million at December 31, 1995, but 23% higher than their year-ago level. As of September 30, 1996, total securities and money market investments were comprised of 24% in U.S. Treasury and government agency securities, 17% in short-term interest-bearing deposits with banks, 34% in overnight federal funds sold, and 25% in other debt and equity securities. As a result of the significant growth in deposit and loans, it has been Wintrust's policy to maintain its investment portfolio in short-term, liquid, and diversified high credit quality investments. Wintrust maintained no trading account securities at September 30, 1996 or in any of the other previous reporting periods.

   The following table sets forth Wintrust's end of period earning assets by category as a percent of total earning assets.

                                                Sept. 30,  December 31,  Sept. 30,
                                                   1996        1995         1995
                                                ---------  ------------  ---------
   Loans:
     Commercial and commercial real estate...       30%          26%         28%
     Home equity.............................       14           14          16
     Indirect auto loans.....................       14           10           8
     Residential real estate.................        9            8          10
     Premium finance receivables.............        3            4           4
     Other loans.............................        4            4           4
                                                   ---          ---         ---
          Total Loans........................       74           66          70
                                                   ---          ---         ---
   Federal funds sold, money
     market deposits and securities..........       26           34          30
                                                   ---          ---         ---

   Total.....................................      100%         100%        100%
                                                   ===          ===         ===

   Deposits

   Total deposits at September 30, 1996 were $549.3 million or 70% higher than the year-ago level of $322.5 million and 35% higher than the year-end 1995 level of $405.7 million. The following table sets forth the composition of the deposit balances by category and those categories' relative percentage of the total deposits as of the date specified.

                                September 30, 1996    December 31, 1995  September 30, 1995
                                ------------------    -----------------  ------------------
                                           Percent              Percent             Percent
                                Balance    of Total   Balance   of Total Balance    of Total
                                -------    --------   -------   -------- -------    --------
   Demand....................   $ 55,523      10%    $ 45,869      11%   $ 32,997      10%
   NOW.......................     52,658      10       33,685       8      30,088       9
   Money market..............     87,475      16       74,243      18      60,574      19
   Savings...................     55,194      10       47,189      12      44,015      14
   Certificates of deposit...    298,453      54      204,672      51     154,842      48
                                --------     ---     --------     ---    --------     ---
   Total.....................   $549,303     100%    $405,658     100%   $322,516     100%
                                ========     ===     ========     ===    ========     ===

   The significant growth in deposit accounts for the nine months ended and the twelve months ended September 30, 1996 is due primarily to the Company's continuing expansion into communities which were previously lacking a true community managed bank, that is, banks with local management and boards of directors. As each of the new banking locations is opened, special deposit account promotions are offered to the households in those communities. Customers who open a combination of accounts (generally a combination of an interest-bearing and a non-interest bearing account) during the initial months of operations are afforded special privileges as a "founder" depositor of the bank. These privileges customarily include rights to receive free safe deposit boxes, favorable loan and deposit rates as compared to stated market rates, and other selected perquisites. This "founder" account has been highly successful with the most popular interest-bearing account option being the certificate of deposit account. The banks continue to aggressively promote their products to the communities they serve and attempt to meld the competitive products with superior customer service. The result has been and should continue to be growth in all deposit categories.

   Shareholders' Equity

   Shareholders' equity grew slightly to $40.8 million at September 30, 1996,
   from $40.5 million at December 31, 1995.   The primary components of the
   change in shareholders' equity are the additional issuance of equity capital of $1.9 million which was offset by the year-to-date net loss of approximately $1.6 million. No cash dividends were declared on common stock in either the current or previous reporting periods.

   The following table reflects various consolidated measures of capital at September 30, 1996 and 1995:

                                                          September 30,   September 30,
                                                              1996            1995
                                                          -------------   -------------
   Ending leverage ratio................................        6.5%           7.6%
   Ending tier 1 capital to risk-adjusted asset ratio...        8.9%           9.9%
   Ending total capital to risk-adjusted asset ratio....        9.7%          10.7%
   Dividend payout ratio................................        0.0%           0.0%

   Wintrust's consolidated leverage ratio (Tier 1 capital/total assets less intangibles) was 6.5% at September 30, 1996 which places the Company above the "well capitalized" regulatory level. Consolidated Tier 1 and total risk-based capital were 8.6% and 9.4%, respectively. Based on guidelines established by the Federal Reserve Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted asset ratio of 4% and a total capital to risk-adjusted asset ratio of 8%. Management is not aware of any known trends, events, regulatory recommendations or uncertainties that will have any adverse effect on Wintrust's capital resources.

   ASSET QUALITY

   Allowance for Possible Loan Losses
   ----------------------------------
   A reconciliation of the activity in Wintrust's allowance for possible loan losses for the nine and three month periods under review is shown as follows (dollars in thousands):

                                                Nine Months Ended                   Three Months Ended
                                                  September 30,                         September 30,
                                             -------------------------         ---------------------------
                                                1996           1995                 1996            1995
                                             ----------     ----------         ----------      ----------

    Balance at beginning of period.........   $   2,763       $   1,702          $ 3,378          $ 2,036
    Provision for possible loan losses.....       1,344             770              451              268
    Charge-offs............................       (374)           (248)             (95)             (80)
    Recoveries.............................          16               -               15                -
                                              ---------       ---------          -------          -------
    Balance at September 30................   $   3,749       $   2,224          $ 3,749          $ 2,224
                                              =========       =========          =======          =======

    Loans at September 30..................   $ 414,405       $ 218,730
                                              =========       =========

    Allowance as a percentage of loans.....        0.90%           1.02%
                                              =========       =========

    Annualized net charge-offs
      as a percentage of:
    Total loans............................        0.12%           0.15%
                                              =========       =========
    Annualized provision for possible
      loan losses..........................       26.64%          32.21%
                                              =========       =========

   Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Control of loan quality is continually monitored by management and is reviewed by the Board of Directors and its Credit Committee on a monthly basis.
   Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities, independent public accountants in conjunction with their annual audit, and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for possible loan losses which are charged to earnings through the provision for possible loan losses are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the market area. Management believes the allowance for possible loan losses is adequate to cover any potential losses.

   Loan losses related to commercial insurance premium financing are minimal since they are generally fully secured by unearned insurance premiums. If a borrower defaults, First Premium seeks to obtain a refund of unearned premiums from the insurer. First Premium bears the credit risk of collections from the insurer. In the event an insurer becomes insolvent and unable to pay claims to an insured or refund unearned premiums upon cancellation of a policy to a finance company, each state provides a state guaranty fund that will pay such a refund, less a per claim deductible in certain states. First Premium diversifies its financing activities among a wide range of brokers and insurers.

   Past Due Loans and Non-performing Assets
   ----------------------------------------

   The following table presents loans past due 90 days or more, including nonaccrual loans, as of September 30, 1996 and December 31, 1995.

                                           September 30,  December 31,
                                               1996          1995
                                           -------------  ------------
   Loans past due 90 days or more:
     Banking subsidiaries..............       $    943      $    805
     Finance subsidiary................          1,238         1,259
                                           -------------  ------------
       Total non-performing loans......       $  2,181      $  2,064
                                           =============  ============

   Included in the amount of loans past due above are loans on non-accrual status of $764,000 and $684,000 at the banking subsidiaries and $1,238,000 at the finance subsidiary as of September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996, the allowance for possible loan losses as a percentage of non-performing assets was 172%.

   As of September 30, 1996, loans past due more than 90 days at the banking subsidiaries are comprised of 21 individual credits. Nine of the credits, amounting to $48,000 are small consumer and auto loan delinquencies; seven of the past due loans totaling $628,000 are secured by residential real estate and five of the past due credits, totaling $267,000, are related to commercial loans that are partially secured by residential real estate properties. Due to the small number of loans past due, collection of the loans is very manageable and the appropriate level of attention is devoted to fully collecting on each credit. Management believes the loans are sufficiently collateralized.

   At the dates indicated above, virtually all of the finance subsidiary past due loans relate to one credit that is in litigation. Management is vigorously pursuing the collection of the account and anticipates full collection of the recorded amount. Other than collection of this one account, delinquencies of loans recorded on the balance sheet of the finance subsidiary are less than $25,000.

   The recorded investment in loans considered to be impaired under SFAS No. 114, at September 30, 1996, approximated $2,002,000 for which no specific allowance for possible loan losses was required in accordance with SFAS No. 114.

   Potential Problem Loans
   -----------------------

   In addition to those loans disclosed under "Past Due Loans and Non-performing Assets", there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those past maturity more than 45 days, those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of September 30, 1996 was approximately $1,105,000.

   Other Real Estate Owned
   -----------------------

   In addition to the risk elements identified above, Other Real Estate Owned would provide insight into the historical quality of the loan portfolio. Wintrust has had no Other Real Estate Owned during any of the reporting periods.

   LIQUIDITY AND INTEREST RATE SENSITIVITY

   Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. The liquidity to meet the demand is provided by maturing assets, liquid assets that can be converted to cash, and the ability to attract funds from external sources. Liquid assets refer to federal funds sold and to marketable, unpledged securities which can be quickly sold without material loss of principal.

   Interest rate sensitivity is the fluctuation in earnings resulting from changes in market interest rates. Wintrust continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, Wintrust also attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing computerized simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income are identified, Wintrust then would take appropriate actions within its asset/liability structure to counter these potential adverse situations. Please refer to the section entitled "Net Interest Income" for further discussion.

   INFLATION

   A banking organization's assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. An analysis of a banking organization's asset and liability structure provides the best indication of how a banking organization is positioned to respond to changing interest rates and maintain profitability.

   SUBSEQUENT EVENTS

   In October 1996, Wintrust agreed to purchase a company known as Wolfhoya Investments, Inc. ("Wolfhoya") from certain officers and directors of Wintrust and other Wolfhoya management. Wolfhoya's sole business purpose was organizing a de novo banking operation in Barrington, Illinois, and had purchased real estate for a permanent banking location and constructed a temporary banking location in downtown Barrington. Wolfhoya had also secured the services of the top three executive officers to run the de novo bank. The new bank in Barrington is anticipated to open in late-December 1996, subject to final regulatory approvals. The acquisition is being accounted for using the purchase method of accounting and the purchase price consists of approximately 88,000 shares of Wintrust common stock to be issued by the Company to the shareholders of Wolfhoya. Pro forma statements related to this transaction have not been included as they are deemed immaterial.

                                    PART II

   Items 1-3:

   These items have been omitted from this Form 10-Q since they are inapplicable or would contain a negative response.

   Item 4:    Matters Submitted to a Vote of Security Holders

   A Joint Proxy Statement/Prospectus was provided to shareholders in connection with the solicitation of proxies by the Board of Directors of North Shore Community Bancorp, Inc., Lake Forest Bancorp, Inc., Hinsdale Bancorp, Inc., Libertyville Bancorp, Inc., and Crabtree Capital Corporation (collectively "Constituent Companies") for votes at special meetings of shareholders for the purpose of considering and voting upon a proposal to approve the Amended and Restated Agreement and Plan of Reorganization, dated May 28, 1996 by and among each of the Constituent Companies. The dates of the special meetings for each of the Constituent Companies were held between August 27, 1996 and August 30, 1996. Such meeting dates and other information regarding the proposed matter subject to vote is detailed in the Joint Proxy Statement/Prospectus which was filed with the Securities and Exchange Commission on Form S-4 (Commission File No. 333-4645) and is incorporated herein by reference.

   The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions as to the subject matter:

                                                        Against                  Shares with    Total
                                                           or                    no returned    shares
                                                 For    Withheld   Abstentions      Proxy      of Record
                                               -------  --------   -----------   -----------   ---------
    North Shore Community Bancorp, Inc........ 224,336    3,476        800         25,605        254,217
    Lake Forest Bancorp, Inc. ................ 152,304    --           225         10,831        163,360
    Hinsdale Bancorp, Inc. ................... 188,389    5,728        300         12,720        207,137
    Libertyville Bancorp, Inc. ............... 205,689    3,000        200         21,040        229,929
    Crabtree Capital Corporation.............. 899,059       --        500        125,706      1,025,265


   Item 5:    Other Information

   None.

   Item 6:    Exhibits and Reports on Form 8-K

   (a) Exhibits
        -   Computation of Net Income Per Common Share - Exhibit 11
        -   Financial Data Schedule - Exhibit 27

   (b) Reports on Form 8-K.

   Wintrust filed a Form 8-K on September 13, 1996. The date of the report was September 1, 1996 and was filed to report pursuant to Items 2 and 7 that on September 1, 1996, Wintrust Financial Corporation completed its reorganization pursuant to a definitive reorganization agreement dated as of May 28, 1996. Financial statements of the companies subject to the reorganization agreement were filed as follows:

        Consolidated Statements of Financial Conditions at December 31, 1995 and 1994, as applicable.

        Consolidated Statements of Operations, Changes in Shareholders' Equity and Cash Flows for each of the years or periods in the three year period ended December 31, 1995, as applicable.

   Wintrust filed a Form 8-K/A on November 7, 1996 pursuant to Item 7 to amend the report filed on Form 8-K dated September 1, 1996 in order to provide June 30, 1996 Pro Forma Financial Statements and to provide financial statements of the companies subject to the reorganization agreement as follows:

        Consolidated Statements of Financial Conditions and Shareholders' Equity at and for the six-month period ended June 30, 1996.

        Consolidated Statements of Operations and Cash Flows for each of the six month periods ended June 30, 1996 and 1995.

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WINTRUST FINANCIAL CORPORATION
                                   (Registrant)

   Date: November 14, 1996                /s/Edward J. Wehmer
                                          President

   Date: November 14, 1996                /s/ David A. Dykstra
                                          Executive Vice President
                                          & Chief Financial Officer
                                          (Principal Accounting Officer)

                                   EXHIBIT INDEX

   Exhibit 11       Computation of Net Income
                    Per Common Share

   Exhibit 27       Financial Data Schedule