Form 10-K
period 1996-12-31
WINTRUST FINANCIAL CORP
filed 1997-03-28
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         WINTRUST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                     0-21923
                             Commission File Number

               ILLINOIS                                   36-3873352
(State of incorporation of organization)    (I.R.S. Employer Identification No.)

                               727 NORTH BANK LANE
                           LAKE FOREST, ILLINOIS 60045
                    (Address of principal executive offices)

                                 (847) 615-4096
               Registrant's telephone number, including area code:

                           COMMON STOCK, NO PAR VALUE
           Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $101,858,000 as of March 21, 1997. As of March 21, 1997, the registrant had outstanding 7,997,359 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Shareholder's Report for the year ended December 31, 1996 are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 22, 1997 are incorporated by reference into Part III.

                                TABLE OF CONTENTS


                                     PART I
                                                                           Page

ITEM 1.   Business....................................................       1

ITEM 2.   Properties..................................................      21

ITEM 3.   Legal Proceedings...........................................      22

ITEM 4.   Submission of Matters to Vote of Security Holders...........      22


                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters....................................      23

ITEM 6.   Selected Financial Data.....................................      24

ITEM 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................      25

ITEM 8.   Financial Statements and Supplementary Data.................      25

ITEM 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................      25


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..........      25

ITEM 11.  Executive Compensation .....................................      25


ITEM 12.  Security Ownership of Certain Beneficial Owners
               and Management ........................................      25

ITEM 13.  Certain Relationships and Related Transactions..............      26


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K ...................................      26

          Signatures..................................................      31

                                     PART I.

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois Corporation (the "Company"), is a financial services holding company headquartered in Lake Forest, Illinois, with total assets of approximately $700 million at December 31, 1996. The Company engages in community banking and specialty finance through its operating subsidiaries: North Shore Community Bank and Trust Company ("North Shore Bank"); Lake Forest Bank and Trust Company ("Lake Forest Bank"); Hinsdale Bank and Trust Company ("Hinsdale Bank"); Libertyville Bank and Trust Company ("Libertyville Bank"); Barrington Bank and Trust Company, N.A. ("Barrington Bank"); and First Premium Services, Inc. ("First Premium").

Through its banking subsidiaries, Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank and Barrington Bank (collectively, the "Banks"), the Company provides community-oriented, personal and commercial banking services in affluent suburbs of Chicago, Illinois. Through First Premium, the Company is in the business of originating commercial insurance premium finance loans on a national basis, a portion of which are purchased by the Banks.

Effective September 1, 1996, pursuant to the terms of a reorganization agreement dated as of May 28, 1996, which was approved by shareholders of all of the parties, the Company completed a reorganization transaction to combine the separate activities of the holding companies of each of the Company's operating subsidiaries (other than Barrington Bank which was opened in December 1996). As a result of the transaction, the Company (formerly known as North Shore Community Bancorp, Inc., the name of which was changed to Wintrust Financial Corporation in connection with the reorganization) became the parent holding company of each of the separate businesses, and the shareholders and warrant holders of each of the separate holding companies exchanged their shares for Common Stock and their warrants for a combination of shares of Common Stock and Warrants of the Company (the "Reorganization"). The Reorganization was accounted for as a pooling-of-interests transaction and, accordingly, the Company's financial statements have been restated on a combined and consolidated basis to give retroactive effect to the combined operations throughout the reported historical periods.

Prior to the Reorganization, each of the Banks shared the services of the persons now serving as the Company's five senior executive officers, who allocated their time among the different entities. As a larger, combined financial services company, the Company expects to benefit from greater access to financial and managerial resources while maintaining its commitment to localized decision-making and to its community banking philosophy. Management also believes the Company is positioned to compete more effectively with other larger and more diversified banks, bank holding companies and other financial services companies as it pursues its growth strategy through additional branch openings and de novo bank formations, potential acquisitions of specialized finance companies and other expansion.

BANKING SUBSIDIARIES
--------------------

The Company provides banking and financial services to individuals, small businesses, local governmental units and institutional clients residing primarily in the Banks' local service areas. These services include traditional demand, NOW, money market, savings and time deposit accounts, as well as a number of innovative deposit products targeted to specific market segments.

The Banks offer home equity, home mortgage, real estate and commercial loans, safe deposit facilities, trust services and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

Each of the Banks was founded as a de novo banking organization (i.e., started new) within the last six years. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. The Lake Bluff branch was opened in 1994. In 1993, Hinsdale Bank was opened to service the communities of Hinsdale and Burr Ridge. Its Clarendon Hills branch was opened in 1996. In 1994, North Shore Community Bank was started in order to service Wilmette and Kenilworth. A Glencoe branch was opened in 1995, and a Winnetka branch was opened in 1996 to service Winnetka and Northfield. In 1995, Libertyville Bank was opened to service Libertyville, Vernon Hills and Mundelein. In December 1996, Barrington Bank was opened to service the Barrington/Inverness areas. All Banks are insured by the Federal Deposit Insurance Company ("FDIC") and are subject to regulation, supervision and regular examination by the Illinois State Director of Financial Institutions and the Federal Reserve Bank.


NON-BANKING SUBSIDIARIES
------------------------

First Premium commenced operations approximately six years ago and is headquartered in Deerfield, Illinois. Based on limited industry data available in certain state regulatory filings and First Premium management's experience in and knowledge of the premium finance industry, management estimates that, ranked by loan origination volume, First Premium is one of the top 10 premium finance companies operating in the United States. Loans are originated by First Premium's own sales force, working with medium and large insurance agents and brokers throughout the United States. Insurance premiums are financed primarily for commercial customers' purchase of property and casualty insurance.

First Premium is licensed or otherwise qualified to do business as an insurance premium finance company in 45 states and the District of Columbia, and has applied for licenses in three additional states. Virtually all of its outstanding loans are commercial accounts.


COMPETITION
-----------

The  Company   competes  in  the  commercial   banking   industry   through  its
subsidiaries, North Shore Bank, Lake Forest Bank, Hinsdale Bank, Libertyville Bank and Barrington Bank, in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete directly in Cook, DuPage and Lake counties with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Banks have developed a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank holding companies, Illinois banking corporations and national banking associations. In addition, the larger banking organizations have significantly greater resources than those that will be available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services.

First Premium encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Some of First Premium's competitors are larger and have greater financial and other resources and are better known than First Premium. In addition, there are few, if any, barriers to entry into this industry in the event other firms, particularly insurance carriers and their affiliates, seek to compete in this market.

First Premium believes that it offers better service and more flexibility with regard to late payments and policy cancellations than affiliates of insurance carriers, banks and other lending institutions. First Premium competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely purchase of qualifying contracts. First Premium believes that its commitment to account service also distinguishes it from its competitors. It is First Premium's policy to notify the insurance agent when an insured is in default and to assist in collection, if requested by the agent. To the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company's operations could be adversely affected. There can be no assurance that First Premium will be able to continue to compete successfully in its markets.

EMPLOYEES
---------

At December 31, 1996, the Company and subsidiaries employed a total of 226 full-time-equivalent persons, consisting of 73 executives, management and supervisory personnel and 153 clerical employees. The Company and the Banks provide their employees with comprehensive medical and dental plans, life insurance plans, and 401(k) plans. The Company considers its relationship with employees to be good.

SUPERVISION AND REGULATION
--------------------------
Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company and the Banks. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company or the Banks.

BANK HOLDING COMPANY REGULATION

The Company and each of its bank holding company subsidiaries, Lake Forest, Hinsdale and Libertyville, are registered as "bank holding companies" with the Federal Reserve and, accordingly, are subject to supervision by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder, are collectively the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating the premium finance business conducted by First Premium. Under the BHC Act and Federal Reserve regulations, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

Any person, including associates and affiliates of and groups acting in concert with such person, who purchases or subscribes for five percent or more of the Company's Common Stock may be required to obtain prior approval of the Illinois Commissioner and the Federal Reserve. Under the Illinois Banking Act, any person who thereafter acquires stock of the Company such that its interest exceeds ten percent of the Company, may be required to obtain the prior approval of the Illinois Commissioner and under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the FDIC or OCC, in the case of Barrington Bank, and the Federal Reserve before acquiring the power to directly or indirectly direct the management, operations or policies of the Company or the Banks or before acquiring control of 25 percent or more of any class of the Company's or Banks' outstanding voting stock. In addition, any Company, partnership, trust or organized group that acquires a controlling interest in the Company or the Banks may have to obtain approval of the Federal Reserve to become a bank holding company and thereafter be subject to regulation as such.

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. The Federal Reserve's risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more and on a "bank-only" basis for bank holding companies with consolidated assets of less than $150 million, subject to certain terms and conditions. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other Companies ("Tier 1 Capital"). Tier 2 capital consists of the allowance for loan and lease losses (subject to certain conditions and limitations), perpetual preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock.

Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total assets of 3.0%, except that bank holding companies not rated in the highest category under the regulatory rating system are required to maintain a leverage ratio of 1.0% to 2.0% above such minimum. The 3.0% Tier 1 Capital to total assets ratio constitutes the minimum leverage standard for bank holding companies, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

BANK REGULATION

Under Illinois law, each of North Shore Bank, Lake Forest Bank, Hinsdale Bank and Libertyville Bank are subject to supervision and examination by the Illinois Commissioner. As an affiliate of these Banks, the Company is also subject to examination by the Illinois Commissioner. Barrington Bank is subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Each of the Banks is a member of the Federal Reserve Bank and as such is also subject to examination by the Federal Reserve.

The deposits of the Banks are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (the "FDIA"), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIC requires that the appropriate federal regulatory authority (the Federal Reserve Bank and/or the FDIC in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank and Libertyville Bank, or the OCC, in the case of Barrington Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations which place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.

Furthermore, banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

All banks located in Illinois have traditionally been restricted as to the number and geographic location of branches which they may establish. The Illinois Banking Act was amended in June 1993, however, to eliminate such branching restrictions. Accordingly, banks located in Illinois are now permitted to establish branches anywhere in Illinois without regard to the location of other banks' main offices or the number of branches previously maintained by the bank establishing the branch.

FINANCIAL INSTITUTION REGULATION GENERALLY

Transactions with Affiliates. Transactions between a bank and its holding company or other affiliates are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchases of securities and other assets, and payments of fees or other distributions. In general, these restrictions limit the amount of transactions between an institution and an affiliate of such institution, as well as the aggregate amount of transactions between an institution and all of its affiliates, and require transactions with affiliates to be on terms comparable to those for transactions with unaffiliated entities.

Dividend Limitations. As a holding company, the Company is primarily dependent upon dividend distributions from its operating subsidiaries for its income. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company and the Banks.

Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company's net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries.

Illinois law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major source of the Company's revenue is dividends the Company receives and expects to receive from the Banks, the Company's ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay dividends to the Company.

         As Illinois state-chartered banks, none of Lake Forest Bank, North Shore Bank, Hinsdale Bank nor Libertyville Bank may pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Banks, from declaring dividends in any calendar year in excess of its net profit for the year plus the retained net profits for the preceding two years. Similarly, as a national association, Barrington Bank may not declare dividends in any year in excess of its net profit for the year plus the retained net profits for the preceding two years. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

         In addition to the foregoing, the ability of the Company and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Company Improvements Act of 1991 ("FDICIA"), as described below. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The Federal Reserve, the OCC and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

A range of other provisions in FDICIA include requirements applicable to closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal shareholders; and increased reporting requirements on agricultural loans and loans to small businesses.

In August, 1995, the Federal Reserve, OCC, FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the Federal Reserve, the OCC and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The Federal Reserve, the FDIC, the OCC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve, the OCC and the FDIC, to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

Insurance of Deposit  Accounts.  Under FDICIA,  as an FDIC-insured  institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC recently amended the risk-based assessment system and on December 11, 1995, adopted a new assessment rate schedule for BIF insured deposits. The new assessment rate schedule, effective with respect to the semiannual premium assessment beginning January 1, 1996, provides for an assessment range of zero to 0.27% (subject to a $2,000 minimum) of insured deposits depending on capital and supervisory factors. Each depository institution is assigned to one of three capital groups: "well capitalized,"
"adequately capitalized" or "less than adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups:
"healthy," "supervisory concern" or "substantial supervisory concern." Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

During 1996, the Banks, other than Barrington Bank, were assessed at an average annual rate of the statutory minimum of $2,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The management of each of the Banks does not know any practice, condition or violation that might lead to termination of deposit insurance.

The Economic  Growth and Regulatory  Paperwork  Reduction Act of 1996 enacted on
September 30, 1996 provides that beginning with semi-annual periods after December 31, 1996, deposits insured by the Bank Insurance Fund ("BIF") will also be assessed to pay interest on the bonds (the "FICO Bonds") issued in the late 1980s by the Financing Company to recapitalize the now defunct Federal Savings & Loan Insurance Company. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits will be assessed at a rate of 20.0% of the assessment rate applicable to SAIF deposits until December 31, 1999. After the earlier of December 31, 1999 or the date on which the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin. It has been estimated that the rates of assessment for the payment of interest on the FICO Bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits. The payment of the assessment to pay interest on the FICO Bonds should not materially affect the Banks.

Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves on the first $51.3 million of transaction accounts plus 10.0% on the remainder. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received "satisfactory" ratings from the FDIC on their most recent CRA performance evaluations. As of the date of this report, Barrington Bank has not undergone a regulatory CRA performance evaluation.

In April 1995, the Federal Reserve, the OCC and other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new  evaluation  system  that would rate an  institution  based on its actual  performance in meeting  community  needs.  In  particular,  the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Each of the Banks is eligible under the statutory standard to accept brokered deposits and may use this funding source from time to time when management deems it appropriate from an asset/liability management perspective.

Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance.

Interstate Banking and Branching Legislation. On September 29, 1994, the Riegle-Neal Interstate Banking and Efficiency Act of 1994 (the "Interstate Banking Act") was enacted. Under the Interstate Banking Act, adequately capitalized and adequately managed bank holding companies will be allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, beginning on June 1, 1997, banks will be permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank could establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Under the Interstate Banking Act, states may adopt legislation permitting interstate mergers before June 1, 1997. Alternatively, states may adopt legislation before June 1, 1997, subject to certain conditions, opting out of interstate branching. Illinois adopted legislation, effective September 29, 1995, permitting interstate mergers beginning on June 1, 1997. It is anticipated that this interstate merger and branching ability will increase competition and further consolidate the financial institutions industry.

MONETARY POLICY AND ECONOMIC CONDITIONS

The earnings of banks and bank holding companies are affected by general economic conditions and also by the fiscal and monetary policies of federal regulatory agencies, including the Federal Reserve. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds obtainable for lending or investing.

The above monetary and fiscal policies and resulting changes in interest rates have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Banks and their respective holding companies cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on their business and earnings.

SUPPLEMENTAL STATISTICAL DATA

Pages 1, 25 and 26 of the Annual Report to Shareholders and pages 11-21 of this Report contain supplemental statistical data as required by The Exchange Act Industry Guide 3 which is incorporated into Regulation S-K of the Securities and Exchange Acts. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis which are contained in its 1996 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.


ASSET-LIABILITY MANAGEMENT

As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset-liability management policies are established and monitored by management in conjunction with the boards of directors of the Banks, subject to general oversight by the Company's Board of Directors. The policy establishes guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.

An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates. The table on the following page illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated as of December 31, 1996.

                                                                       TIME TO MATURITY OR REPRICING
                                                                       -----------------------------

                                              0-90              91-365               1-5             OVER 5            TOTAL
                                                                                                                       -----
                                              DAYS               DAYS               YEARS            YEARS
                                              ----               ----               -----            -----

                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
   Loans................................       $228,471          $132,812           $104,638           $26,627          $492,548
   Securities...........................         56,606             6,028             10,233             1,521            74,388
   Interest-bearing bank deposits.......          2,478            16,254                  -                 -            18,732
   Federal funds sold...................         38,835                 -                  -                 -            38,835
   Other................................              -                 -                  -            81,534            81,534
                                         ----------------    --------------    ---------------   ---------------   ---------------
     Total assets.......................       $326,390          $155,094           $114,871          $109,682          $706,037
                                         ----------------    --------------    ---------------   ---------------   ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
   NOW..................................        $57,490      $          -       $          -      $          -           $57,490
   Savings and money market.............        168,976                 -                  -                 -           168,976
   Time deposits........................        171,686           102,630             49,235               848           324,399
   Short term borrowings................          7,058                 -                  -                 -             7,058
   Notes payable........................         22,057                 -                  -                 -            22,057
   Other................................              -                 -                  -           126,057           126,057
                                         ----------------    --------------    ---------------   ---------------   ---------------
     Total liabilities and                     $427,267          $102,630            $49,235          $126,905          $706,037
       shareholders' equity..........
                                         ----------------    --------------    ---------------   ---------------   ---------------

Rate sensitive assets (RSA).............       $326,390          $481,484           $596,355          $706,037

Rate sensitive liabilities (RSL)........        427,267           529,897            579,132           706,037
                                         ----------------    --------------    ---------------   ---------------

Cumulative gap                               $(100,877)                              $17,223
  (GAP = RSA - RSL).....................                        $(48,413)                          $         -
                                         ----------------    --------------    ---------------   ---------------

Cumulative RSA/RSL......................          0.76              0.91               1.03
Cumulative RSA/Total assets.............          0.46              0.68               0.84
Cumulative RSL/Total assets.............          0.61              0.75               0.82

GAP/Total assets........................          (14)%              (7)%                 2%
GAP/RSA.................................          (31)%             (10)%                 3%

While the gap position illustrated above is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net income due to changes in rates over a two-year time horizon. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net income over a two-year time horizon due to changes in interest rates, at December 31, 1996, is as follows:


                                              +200 BASIS      -200 BASIS
                                                POINTS          POINTS
                                                ------          ------
Percentage change in net income due
  to an immediate 200 basis point
  change in interest rates over a
  two-year time horizon.....                        23.0%         (13.3)%
                                           ---------------  --------------

                              SECURITIES PORTFOLIO

Tables presenting the carrying amounts and gross unrealized gains and losses for securities held-to-maturity and available-for-sale at December 31, 1996 and 1995 (in thousands) are included by reference to page 12 and page 13 of the 1996 Annual Report to Shareholders and are incorporated herein by reference.

Maturities of securities as of December 31, 1996 by maturity distribution are as follows (in thousands):


                                       Within          From 1        From 5          After        Federal
                                         1              to 5         to 10            10          Reserve
                                        Year           years          Year           years      Bank Stock        Total
                                    ------------    -----------   ------------    ----------   ------------   ------------
U.S. Treasury obligations               $ 9,689        $ 5,001      $       -     $       -            N/A       $ 14,690
Federal agency obligations               19,641              -              -             -            N/A         19,641
Municipal                                   317              -              -             -            N/A            317
Other                                    32,989          5,230              -             -            N/A         38,219
Federal Reserve Bank stock                  N/A            N/A            N/A           N/A          1,521          1,521
                                    ------------    -----------   ------------    ----------   ------------   ------------

      Total                             $62,636        $10,231      $       -     $       -         $1,521        $74,388
                                    ------------    -----------   ------------    ----------   ------------   ------------

The weighted average yield for each range of maturities of securities is shown below as of December 31, 1996:


                                       Within          From 1        From 5          After        Federal
                                         1              to 5         to 10            10          Reserve
                                        Year           years          Year           years      Bank Stock        Total
                                    ------------    -----------   ------------    ----------   ------------   ------------
U.S. Treasury obligations               5.55%           -              -              -              -            5.55%
Federal agency obligations              5.47%           -              -              -              -            5.47%
Municipal                               6.06%           -              -              -              -            6.06%
Other                                   5.71%          5.85%           -              -              -            5.73%
Federal Reserve Bank stock               -              -              -              -            6.00%          6.00%

* Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 34% in 1996.

Securities of a Single Issuer
-----------------------------

There were no securities of any single issuer which had book value in excess of ten percent of shareholders' equity at December 31, 1996.

                                 LOAN PORTFOLIO

Classification of Loans
-----------------------

The following table shows the Company's loan portfolio by category for the five previous fiscal years (in thousands):

December 31                                          1996              1995             1994              1993            1992
-----------                                          ----              ----             ----              ----            ----

Commercial/commercial real estate                   $182,403         $101,271          $ 45,587           $13,642        $ 4,659
Home equity                                           87,303           54,592            26,244            13,090          6,351
Indirect auto                                         91,212           38,831                 -                 -              -
Residential real estate                               51,673           37,074            26,188            14,095          9,020
Installment                                           23,716           12,524             4,865             6,193          5,642
Premium finance                                       59,240           15,703            93,349            63,534         23,383
                                               ---------------    -------------    --------------    --------------  -------------
                                                     495,547          259,995           196,233           110,554         49,055
Less: Unearned finance charges                         2,999            1,764             2,251             1,278            528
                                               ---------------    -------------    --------------    --------------  -------------
       Total                                        $492,548         $258,231          $193,982          $109,276        $48,527
                                               ===============    =============    ==============    ==============  =============

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Equipment loans are fully amortized over 24 to 60 months and secured by titles and/or U.C.C. filings. Working capital lines are renewable annually and supported by business assets, personal guarantees and often some sort of additional collateral. Commercial business lending is generally considered to involve a higher degree of risk than traditional bank lending. The vast majority of commercial loans are made within the Banks' immediate market areas. The increase can be attributed to an emphasis on business development calling programs and superior servicing of existing commercial loan customers which has increased referrals.

In addition to the home mortgages originated by the Banks' lending officers, the Company participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage brokers to finance residential mortgages originated by such brokers for sale into the secondary market. The Company's loans to the mortgage brokers are secured by the business assets of the mortgage companies as well as the underlying mortgages, the majority of which are funded by the Company on a loan-by-loan basis after they have been pre-approved for purchase by third party end lenders who forward payment directly to the Company upon their acceptance of final loan documentation. In addition, the Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage brokers desire to competitively bid a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgages are usually required to be repaid within 15 days. The Company has developed strong relationships with a number of mortgage brokers and is seeking to expand its customer base for this niche business.

The following table classifies the commercial loan portfolio category at December 31, 1996 by date at which the loans mature:

                                                                    FROM ONE
                                                  ONE YEAR          TO FIVE               AFTER
                                                  OR LESS            YEARS           FIVE YEARS         TOTAL
                                                  -------            -----           ----------         -----
                                                                    (IN THOUSANDS)
           Commercial loans and commercial
             real estate loans................    115,349           55,469               7,586        178,404
           Commercial paper...................      3,999                -                   -          3,999
           Premium finance loans..............     57,453                -                   -         57,453


Of those loans maturing after one year, $59.8 million have fixed rates.

Home equity loans. The Company's home equity loan products are generally structured as lines of credit secured by first or second position mortgage liens on the underlying property with loan-to-value ratios not exceeding 80%, including prior liens, if any. The Banks' home equity loans feature competitive rate structures and fee arrangements. In addition, the Banks periodically offer promotional home equity loan products as part of their marketing strategy often featuring lower introductory rates.

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks' target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. As of December 31, 1996, indirect auto loans comprised approximately 79.4% of the Company's consumer loan portfolio. Indirect automobile loans are secured by new and used automobiles and are generated by a network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an original maturity of 36 to 60 months and the average actual maturity is estimated to be approximately 37 months. The risk associated with this portfolio is diversified amongst many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks' stringent credit standards.

Residential real estate mortgages. The residential real estate category includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals, and bridge financing loans for qualifying customers. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago metropolitan area or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. However, the Banks do accommodate customer requests for fixed rate loans by originating and selling the loans into the secondary market, in connection with which the Company receives servicing fee income.

         Premium finance loans. The Company internally originates premium finance loans at First Premium which generally sells them to the Banks or funds the loans through asset securitization facilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." All premium finance loans, however financed, are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers.
The Company rarely finances consumer insurance premiums, which are regarded by management as riskier loans.

         First Premium offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. The premium finance loan allows the insured to spread the cost of the insurance policy over time. First Premium markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in First Premium's marketing efforts, currently focused almost exclusively on commercial accounts which it believes provide higher returns at lower risk. Loans are originated by First Premium's own sales force by working with insurance agents and brokers throughout the United States. As of December 31, 1996, First Premium had the necessary licensing and other regulatory approvals to do business in 45 states and the District of Columbia and has applied for licenses in three additional states.

         In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically the insured buys an insurance policy from an independent insurance agent or broker who offers financing through First Premium. The insured makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement with First Premium for the balance due, which amount First Premium disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to First Premium by the insured. Under the terms of the Company's standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well.

         Other. Included in other loans is a wide variety of personal and consumer loans to individuals. The Banks have been originating consumer loans in recent years in order to provide a wider range of financial services to their customers. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans due to the type and nature of the collateral.

The Company had no loans to businesses or governments of foreign countries at any time during the reporting periods.


                       RISK ELEMENTS IN THE LOAN PORTFOLIO

Nonaccrual, Past Due and Restructured Loans
-------------------------------------------

Nonaccrual loans at December 31 are as follows (in thousands):

                                                 1996              1995             1994              1993              1992
                                                 ----              ----             ----              ----              ----

  Nonaccrual loans . . . . . . . . . . .        $1,686            $1,778          $     4           $     4          $     44
  Loans past due 90 days or more . .                95               142               16                 -                88
  Restructured loans . . . . . . . . . .             -                 -                -                 -                 -
                                            ---------------   ---------------  ---------------   ---------------  ----------------
      Total non-performing loans . .             1,781             1,920               20                 4               132
  Other real estate owned . . . . . . .              -                 -                -                 -                 -
      Total non performing assets . .           $1,781            $1,920           $   20            $    4            $  132
                                            ---------------   ---------------  ---------------   ---------------  ----------------
  Total non-performing loans to
    total loans . .                               0.36%             0.74%            0.01%                -%             0.27%
  Total non-performing assets to
    total assets . .                              0.25%             0.41%            0.01%                -%             0.16%
  Nonaccrual loans to total loans                 0.34%             0.69%               -%                -%             0.09%

It is the policy of the Company to discontinue the accrual of interest income on any loan for which there is a reasonable doubt as to the payment of interest or principal. Nonaccrual loans are returned to an accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest. Other than those loans indicated above, the Company had no significant loans (1) for which the terms had been renegotiated, or (2) for which there were serious doubts as to the ability of the borrower to comply with repayment terms.

Other Real Estate Owned. The Company did not have any Other Real Estate Owned at the end of any of the reporting periods.

Potential Problem Loans
-----------------------

In addition to those loans disclosed under "Nonaccrual, Past Due and Restructured Loans", there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those past maturity more than 45 days, those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of
December 31, 1996 and 1995 were approximately $1.1 million and $604,000, respectively. Loans in this category generally include loans that were classified for regulatory purposes. At December 31, 1996, there were no significant loans which were classified by any bank regulatory agency that are not included in the aforementioned potential problem loans, nonaccrual, past due and restructured loans. At December 31, 1996, the Company was not a lender for any highly-leveraged transactions.

Loan Concentrations
-------------------

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 1996, the Company had no concentrations of loans exceeding 10% of total loans, except for indirect auto and premium finance loans as discussed above.

Foreign Loans
-------------

The Company had no loans to businesses or governments of foreign countries at any time during the reporting periods.


Analysis of the Allowance for Possible Loan Losses (in thousands)
-----------------------------------------------------------------

                                                                1996           1995            1994          1993          1992
                                                                ----           ----            ----          ----          ----

Balance at beginning of period ........................         $2,763         $1,702          $1,357        $  961        $  818

Loans charged-off
-----------------
  Residential real estate .............................              -              -               -             -             -
  Commercial and commercial real estate ...............           (22)              -            (20)             -             -
  Home equity .........................................          (140)           (25)               -             -             -
  Premium finance .....................................          (207)          (247)            (40)           (5)             -
  Financing leases ....................................          (583)          (109)           (205)         (728)         (965)
  Indirect auto .......................................          (123)              -               -             -             -

  Other loans .........................................           (28)           (18)               -             -             -
                                                          ------------------------------ --------------- ------------- -----------
    Total loans charged-offs ..........................        (1,103)          (399)           (265)         (733)         (965)
                                                          ------------------------------ --------------- ------------- -----------

Recoveries
----------
  Residential real estate .............................              -              -               -             -             -
  Commercial and commercial real estate ...............              -              -               -             -             -
  Home equity .........................................              -              -               -             -             -
  Premium finance .....................................             24             30               3             2             -
  Financing leases ....................................              -              -               -             -             -
  Indirect auto .......................................              -              -               -             -             -
 .
  Other loans .........................................             17              -               -             -             -
                                                          ------------------------------ --------------- ------------- -----------
     Total recoveries .................................             41             30               3             2             -
                                                          ------------------------------ --------------- ------------- -----------

  Net loans charged-off ...............................        (1,062)          (369)           (262)         (731)         (965)
                                                          ------------------------------ --------------- ------------- -----------

  Reduction due to subsidiary sold ....................              -              -                                         (8)
  Provision for possible loan losses ..................          1,935          1,430             607         1,127         1,116
                                                          ------------------------------ --------------- ------------- -----------

  Balance at the end of period ........................         $3,636         $2,763          $1,702        $1,357         $ 961
                                                          ============================== =============== ============= ===========

  Average total loans .................................       $347,076       $183,614        $148,209       $79,052       $40,528
                                                          ============================== =============== ============= ===========

  Net loans charged-off to average total loans ........          0.31%          0.20%           0.18%         0.92%         2.38%
                                                          ============================== =============== ============= ===========

Both the provision and the allowance are based on an analysis of individual credits, prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. An allocation of the ending allowance for loan losses by major loan type is presented below (in thousands):


Allocation of the Allowance for Loan Losses
-------------------------------------------

                                                             DECEMBER 31, 1996                   December 31, 1995
                                                     -----------------------------------   -------------------------------
                                                                          % OF LOANS                         % of loans
                                                                            IN EACH                            in each
                                                                          CATEGORY TO                       category to
                                                         AMOUNT           TOTAL LOANS         Amount         total loans
                                                     ---------------   ------------------  --------------  ---------------
  Residential real estate ........................           $ 34               10%             $   26           14%
  Commercial and commercial real estate ..........            996               37               1,044           39
  Home equity ....................................            402               18                 282           21
  Premium finance ................................            288               12                 281            6
  Indirect auto ..................................            432               18                 190           15
  Other loans ....................................            128                5                  49            5
  Unallocated ....................................          1,356                -                 891            -
                                                     ---------------   ------------------  --------------  ---------------

    Total ........................................         $3,636                100%           $2,763           100%
                                                     ===============   ==================  ==============  ===============

The above allocation is made for analytical purposes. Prior to 1995, management did not perform a specific allocation of the allowance for possible loan losses by category. It is not anticipated that charge-offs during the year ending December 31, 1997 will exceed the amount allocated to any individual category of loan. For further review of the loan loss provision and the allowance for possible loan losses reference is made to pages 34 and 35 of Management's Discussion and Analysis of Financial Statements of the 1996 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

                                    DEPOSITS

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 1996 (in thousands):

  Maturing within 3 months ................................      $ 60,755
  After 3 but within 6 months .............................        32,534
  After 6 but within 12 months ............................        44,145
  After 12 months .........................................        22,234
                                                             --------------

    Total .................................................      $159,668
                                                            ==============

                           RETURN ON EQUITY AND ASSETS

 The following table presents certain ratios relating to the Company's equity and assets:


Year Ended December 31                                                1996            1995           1994
                                                                      ----            ----           ----

Return on average total assets                                       (0.17)%          0.40%        (0.88)%
Return on average common shareholders' equity                        (2.33)%          4.66%        (12.20)%
Dividend payout ratio                                                 0.00%           0.00%          0.00%

Average equity to average total assets                                 7.4%            8.6%           7.2%
Ending total risk based capital ratio                                  8.0%           11.9%           9.6%
Leverage ratio                                                         6.4%            8.5%           7.1%


                              SHORT-TERM BORROWINGS

The information required in connection with Short-Term Borrowings is contained under the caption "Analysis of Financial Condition - Short-Term Borrowings" in the 1996 Annual Report to Shareholders filed herewith as Exhibit 13.1, and is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's executive offices are located in the main bank facility of Lake Forest Bank. Lake Forest Bank has five physical banking locations. Lake Forest Bank's main bank facility is located at 727 N. Bank Lane, Lake Forest, Illinois, and is a three story, 18,000 square foot brick building. Lake Forest Bank constructed a drive-in, walk-up banking facility on land leased from the City of Lake Forest on the corner of Bank Lane and Wisconsin Avenue in Lake Forest, approximately one block north of the main banking facility. Lake Forest Bank also leases a 1,200 square foot, full service banking facility at 103 East Scranton Avenue in Lake Bluff and a 2,100 square foot, full service banking facility on the west side of Lake Forest, Illinois at 810 South Waukegan Road. Lake Forest maintains automated teller machines at each of its locations except the 810 South Waukegan Road facility. A drive-in and walk-up banking facility was opened in the first quarter of 1997 at 911 S. Telegraph Road in the West Lake Forest Train Station. Lake Forest Bank has no offsite automated teller machines

North Shore Bank currently has four physical banking locations. North Shore Bank owns the main bank facility, a one story brick building that is located at 1145 Wilmette Avenue in downtown Wilmette, Illinois. North Shore bank also owns a newly constructed 9,600 square foot drive-in, walk-up banking facility at 720 12th Street, approximately one block west of the main banking facility. North Shore Bank leases a full service banking facility at 362 Park Avenue in Glencoe, Illinois. Additionally, during May, 1996, North Shore Bank opened a branch banking facility in Winnetka, Illinois where it leases approximately 4,000 square feet. North Shore bank maintains automated teller machines at each of its locations, except Glencoe and Winnetka. North Shore has no offsite automated teller machines.

Hinsdale Bank currently has three physical banking locations. Hinsdale Bank owns its main bank facility, a two story brick building located at 25 East First Street in downtown Hinsdale, Illinois. Hinsdale Bank constructed a 1,000 square foot drive-in, walk-up banking facility at 130 West Chestnut, approximately two blocks west of the main banking facility. Hinsdale Bank maintains automated teller machines at both of its locations. Hinsdale Bank has no offsite automated teller machines. Hinsdale Bank also has a building in Clarendon Hills which has approximately 6,000 square feet. Clarendon Hills Bank, a branch of Hinsdale Bank, currently occupies approximately 2,000 square feet as a full service banking facility and leases the remainder of the space to unrelated parties.

Libertyville Bank currently has two physical banking locations. Libertyville Bank owns the main bank facility, which is a 13,000 square foot two story brick building located at 507 North Milwaukee Avenue in downtown Libertyville, Illinois. Libertyville Bank also owns a 2,500 square foot drive-in, walk-up banking facility at 201 Hurlburt Court, approximately five blocks southeast of the main banking facility. Libertyville Bank maintains automated teller machines at both of its locations. Libertyville Bank has no offsite automated teller machines.

Barrington Bank currently has one physical banking location, a 2,860 square foot space which it is leasing. The building is located at 202 South Cook Street in Barrington, Illinois. This location will serve as a temporary facility for the Bank until such time as its permanent facility is completed. Barrington Bank has purchased property located at 201 South Hough in Barrington and has designed for new construction a 15,000 square foot frame structure with an attached drive-through facility. This building will serve as Barrington Bank's main bank facility when construction is completed, currently scheduled for late 1997.

First Premium's offices are located at 520 Lake Cook Road, Suite 300, Deerfield, Illinois 60015. First Premium leases approximately 12,000 square feet of office space at a cost of $27,000 per month under a eight-year and nine month lease expiring in the year 2000.


ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries from time to time are subject to pending and threatened legal action and proceedings arising in the normal course of business. Since the Banks act as depositories of funds, they are from time to time named as defendants in various lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Any such litigation currently pending is incidental to such Bank's business and, based on information currently available to management, management believes the outcome of such actions or proceedings will not have a material adverse effect on the operations or financial condition of the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Other than certain restricted shares, the majority of the Common Stock is freely tradable by persons other than those who are currently affiliates of the Company. At December 31, 1996, the principal market for the Company's Common
Stock was the over-the-counter (OTC) market where bid and asked prices were quoted on the OTC Bulletin Board. However, on March 13, 1997 the common stock began trading on The Nasdaq National Market under the symbol WTFC. Prior to the Company's listing on The Nasdaq National Market there had not been active trading in the Common Stock. Prior to the Company's Reorganization in September, 1996, there was no established public market for the shares of the Company's predecessor companies.

         The table below sets forth the high and low per share bid prices quoted for the Common Stock during the fourth quarter of 1996, the first full quarterly period for which there has been limited trading in the Common Stock. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Furthermore, for the period from October 1, 1996 to October 18, 1996, bids for the Common Stock quotations were being maintained by only one market maker.

                                                       BID
                                                       ---
          1996                              HIGH                 LOW
          ----                              ----                 ---
          Fourth quarter                  $15.62              $12.50


The low bid price for the fourth quarter was quoted during the period at the beginning of the quarter when there was only one market maker maintaining quotations on the OTC Bulletin Board.


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
---------------------------------------------

As of March 21, 1997 there were approximately 2,189 holders of record of the Company's common stock which has no par value.

DIVIDENDS ON COMMON STOCK
-------------------------

The Company has not previously paid dividends on its common stock but rather has retained earnings to facilitate growth of the Company. Because the Company's consolidated net income consists largely of net income of the Banks and First Premium, the Company's ability to pay dividends depends upon its receipt of dividends from the Banks and First Premium. The Banks' ability to pay dividends is regulated by banking statutes. See "Financial Institution Regulation Generally - Dividend Limitations" on page 6 of this Report.

In addition, each of North Shore Bank, Libertyville Bank and Barrington Bank is subject to additional restrictions prohibiting the payment of dividends by a de novo bank in its first three years of operations. The de novo periods will end for North Shore Bank, Libertyville Bank and Barrington Bank in September 1997, October 1998 and December 1999, respectively. In addition, the payment of dividends may be restricted under certain financial covenants in the Company's revolving line of credit.

The declaration of dividends is at the discretion of the Company's Board of Directors and depends upon earnings, capital requirements, regulatory limitations, tax considerations, the operating and financial condition of the Company and other factors. Reference is made to note 13 of the 1996 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

RECENT SALES OF UNREGISTERED SECURITIES.
----------------------------------------

In December 1996, options to purchase 34,622 shares of the Company's Common Stock were granted pursuant to an employee stock option plan to a limited number of key employees. Such options were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.

In December 1996, in connection with the Company's acquisition of Wolfhoya Investments, Inc. ("Wolfhoya"), the Company issued an aggregate of 87,556 shares of Common Stock to the shareholders of Wolfhoya, all of whom are directors or officers of the Company or its subsidiaries, in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act. As part of such acquisition, each outstanding warrant to purchase shares of common stock of Wolfhoya was adjusted in accordance with its terms to represent the right to purchase an appropriately adjusted number of shares of Common Stock of the Company. An aggregate of 16,838 Warrants were received by the former shareholders of Wolfhoya as a result of that transaction, not involving the sale of securities by the Company. Options that were granted by Wolfhoya prior to its acquisition by the Company in the fourth quarter of 1996 were also adjusted in connection with such acquisition into options to purchase 68,534 shares of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference. The Company's preferred stock for the last five years are presented as follows (in thousands):


                                                  1996            1995            1994           1993            1992
                                                  ----            ----            ----           -----           ----
Net income (loss) from continuing
    operations                                 $  (973)          1,514          (2,000)         (3,146)        (5,837)
Net income (loss) from continuing
     operations per common share               $ (0.16)           0.24           (0.50)          (1.07)          (2.63)
Preferred stock                                $     -             503             503             503             503
Cash dividends declared per common share       $     -               -               -               -               -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and supplementary data contained in the Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the Annual Report to Shareholders under the caption "Consolidated Financial Statements," and is incorporated herein by reference. Also, refer to Item 14 of this Report for the Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 22, 1997 under the caption "Management" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption "Certain Transactions," and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         1., 2.      Financial Statements and Schedules
                     ----------------------------------

         The Consolidated Financial Statements are incorporated by reference to the following pages from the 1996 Annual Report to Shareholders, attached hereto as Exhibit 13.1:
                                                                           Page
               Consolidated Statements of Condition                          6
               Consolidated Statements of Income                             7
               Consolidated Statements of Changes in Shareholders'
                 Equity                                                      8
               Consolidated Statements of Cash Flows                         9
               Notes to Consolidated Financial Statements                  10-22
               Independent Auditors' Report                                 22

         No schedules are required to be filed with this report.

         3.    Exhibits  (Exhibits marked with a "*" denote management contracts
               --------
                           or compensatory plans or arrangements)

         3.1 Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24,
               1996).

         3.2 By-laws of Wintrust Financial Corporation (incorporated by reference to pages AC-1 to AC-16 of Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.1 $25 Million Revolving Loan Agreement between LaSalle National Bank and Wintrust Financial Corporation, dated September 1, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.2 Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22,
               1996).*

         10.3 Hinsdale Bancorp, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.4 Lake Forest Bancorp, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.5 Lake Forest Bancorp, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.6 Libertyville Bancorp, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.7 North Shore Community Bancorp, Inc. 1994 Stock Options Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.8 Crabtree Capital Corporation 1987 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.9 The Credit Life Companies, Incorporated 1987 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.10 First Premium Services, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.11 Wolfhoya Investments, Inc. 1995 Stock Option Plan (Barrington Bank and Trust Company Stock Option Plan) (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).*

         10.12 North Shore Community Bancorp, Inc. 1993 Stock Rights Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.13 Crabtree Capital Corporation 1990 Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.14 Phantom Stock Agreement between Lake Forest Bancorp, Inc. and Edward J. Wehmer (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.15 Phantom Stock Agreement between Libertyville Bancorp, Inc. and Edward J. Wehmer (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.16 Phantom Stock Agreement between North Shore Community Bancorp, Inc. and Anne M. Adams (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).*

         10.17 Form of Warrant Agreement relating to the right to purchase shares of North Shore Community Bancorp, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.18 Lake Forest Bank & Trust Company Lease for drive-up facility located at the corner of Bank Lane & Wisconsin Avenue, Lake Forest, Illinois, dated December 11, 1992 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.19 Lake Forest Bank & Trust Company Lease for banking facility located at 810 South Waukegan Road, Lake Forest, Illinois (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.20 Lake Forest Bank & Trust Company Lease for banking facility located at 666 North Western Avenue, Lake Forest, Illinois, dated July 19, 1991 and Amendment (incorporated by reference to Exhibit
               10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.21 Lake Forest Bank & Trust Company Lease for banking facility located at 103 East Scranton Avenue, Lake Bluff, Illinois, dated November 1, 1994 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.22 North Shore Bank & Trust Company Lease for banking facility located at 362 Park Avenue, Glencoe, Illinois, dated July 27, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
               1996).

         10.23 North Shore Bank & Trust Company Lease for banking facility located at 794 Oak Street, Winnetka, Illinois, dated June 16, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
               1996).

         10.24 Barrington Bank and Trust Company Lease for property located at 202A South Cook Street, Barrington, Illinois, dated December 29, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.25 Real Estate Contract by and between Wolfhoya Investments, Inc. and Amoco Oil Company, dated March 25, 1996, and amended as of __________, 1996, relating to the purchase of property located at 201 South Hough, Barrington, Illinois (incorporated by reference to Exhibit 10.25 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.26 Form of Employment Agreement (entered into between the Company and each of Howard D. Adams, Chairman and Chief Executive Officer, and Edward J. Wehmer, President) (incorporated by reference to Exhibit 10.26 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).*

         10.27 First Premium Services, Inc. Lease, as amended, for corporate offices located at Lake Cook Road, Deerfield, Illinois (incorporated by reference to Exhibit 10.27 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on January 24,
               1997).

         10.28 Lake Forest Bank & Trust Company Lease for drive-up and walk-up facility located at 911 South Telegraph Road, Lake Forest, Illinois, dated November 7, 1996 (incorporated by reference to
               Exhibit 10.28 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

         10.29 First Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle National Bank, Dated March 1, 1997.

         13.1  Annual Report to Shareholders.

         21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).


         27.1  Financial Data Schedule.

(b)      Reports on Form 8-K

         A report on Form 8-K/A, dated September 1, 1996 was filed with the Commission on November 7, 1996. The report was filed to include the required proforma financial information (Item 7.a) relating to the Company's reorganization transaction which was not available at the time of the initial filing on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION

HOWARD D. ADAMS              HOWARD D. ADAMS                      March 21, 1997
                             ------------------------------------
                             Chief Executive Officer

DAVID A. DYKSTRA             DAVID A. DYKSTRA                     March 21, 1997
                             ------------------------------------
                             Executive Vice President & Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HOWARD D. ADAMS              HOWARD D. ADAMS                      March 21, 1997
                             ------------------------------------
                             Chairman of the Board of Directors

EDWARD J. WEHMER             EDWARD J. WEHMER                     March 21, 1997
                             ------------------------------------
                             President and Director

ALAN W. ADAMS                ALAN W. ADAMS                        March 21, 1997
                             ------------------------------------
                             Director

JOSEPH ALAIMO                JOSEPH ALAIMO                        March 21, 1997
                             ------------------------------------
                             Director

PETER CRIST                  PETER CRIST                          March 21, 1997
                             ------------------------------------
                             Director

MAURICE F. DUNNE, JR.        MAURICE F. DUNNE, JR.                March 21, 1997
                             ------------------------------------
                             Director

EUGENE HOTCHKISS III         EUGENE HOTCHKISS III                 March 21, 1997
                             ------------------------------------
                             Director

JAMES KNOLLENBERG            JAMES KNOLLENBERG                    March 21, 1997
                             ------------------------------------
                             Director

JOHN S. LILLARD              JOHN S. LILLARD                      March 21, 1997
                             ------------------------------------
                             Director

JAMES E. MAHONEY             JAMES E. MAHONEY                     March 21, 1997
                             ------------------------------------
                             Director

JAMES B. MCCARTHY            JAMES B. MCCARTHY                    March 21, 1997
                             ------------------------------------
                             Director

MARQUERITE SAVARD MCKENNA    MARQUERITE SAVARD MCKENNA            March 21, 1997
                             ------------------------------------
                             Director

ALBIN F. MOSCHNER            ALBIN F. MOSCHNER                    March 21, 1997
                             ------------------------------------
                             Director

HOLLIS W. RADEMACHER         HOLLIS W. RADEMACHER                 March 21, 1997
                             ------------------------------------
                             Director

J. CHRISTOPHER REYES         J. CHRISTOPHER REYES                 March 21, 1997
                             ------------------------------------
                             Director

JOHN N. SCHAPER              JOHN N. SCHAPER                      March 21, 1997
                             ------------------------------------
                             Director

JOHN J. SCHORNACK            JOHN J. SCHORNACK                    March 21, 1997
                             ------------------------------------
                             Director

JANE R. STEIN                JANE R. STEIN                        March 21, 1997
                             ------------------------------------
                             Director

KATHERINE V. SYLVESTER       KATHERINE V. SYLVESTER               March 21, 1997
                             ------------------------------------
                             Director

LEMUEL H. TATE, JR.          LEMUEL H. TATE, JR.                  March 21, 1997
                             ------------------------------------
                             Director

LARRY WRIGHT                 LARRY WRIGHT                         March 21, 1997
                             ------------------------------------
                             Director