Form 10-Q
period 1997-03-31
WINTRUST FINANCIAL CORP
filed 1997-05-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997
                         Commission File Number 0-21923


                         WINTRUST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Illinois                                  36-3873352
_---------------------------------------    ------------------------------------
(State of incorporation of organization)    (I.R.S. Employer Identification No.)


                               727 North Bank Lane
                           Lake Forest, Illinois 60045
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 615-4096
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Indicate the number of shares outstanding of each of issuer's class of common stock, as of the last practicable date.

Common Stock - no par value, 8,019,893 shares, as of May 13, 1997.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

ITEM 1.   Financial Statements and Notes (Unaudited) ....................  1-6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations ....................................  7-19


                          PART II. -- OTHER INFORMATION

ITEM 1.   This item has been omitted from this Form since it is
               inapplicable or would contain a negative response ........   20

ITEM 2.   Changes in Securities .........................................   20

ITEM 3.   This item has been omitted from this Form since it is
               inapplicable or would contain a negative response ........   20

ITEM 4.   Matters submitted to a Vote of Security Holders ...............   20

ITEM 5.   Other information .............................................   20

ITEM 6.   Exhibits and Reports on Form 8-K ..............................   20

          Signatures ....................................................   21

          Exhibit Index .................................................   22

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(IN THOUSANDS)
                                                                       MARCH 31,            December 31,          March 31,
ASSETS                                                                    1997                  1996                 1996
-------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks-noninterest bearing                        $     23,976             $  36,581         $     10,869
Federal funds sold                                                       46,319                38,835               49,236
Interest-bearing deposits with banks                                     15,001                18,732               19,100
Available-for-Sale securities, at market value                           62,650                69,387              103,173

Held-to-Maturity securities, at amortized cost                            5,001                 5,001                5,001
Loans, net of unearned income                                           566,894               492,548              299,773
    Less: Allowance for possible loan losses                              4,073                 3,636                2,961
-------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                           562,821               488,912              296,812
Premises and equipment, net                                              31,892                30,277               25,361
Accrued interest receivable and other assets                             14,997                16,426               10,103
Goodwill and organizational costs                                         1,914                 1,886                  509
-------------------------------------------------------------------------------------------------------------------------------

    Total assets                                                   $    764,571            $  706,037           $  520,164
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                                               $     74,850             $  67,164          $    47,416
 Interest bearing                                                       607,343               550,865              407,812
-------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                     682,193               618,029              455,228

Short-term borrowings                                                         -                 7,058                    -
Notes payable                                                             6,503                22,057               12,512
Other liabilities                                                        12,344                16,273               11,362
-------------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                   701,040               663,417              479,102
-------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred stock                                                             -                     -                  503
     issued and outstanding at December 31, 1996, and 113,063
     issued and outstanding at December 31, 1995
  Common stock                                                            7,997                 6,603                5,905
      6,515,880 and 5,830,866 issued and outstanding at December 31,
     1996 and 1995, respectively
  Surplus                                                                71,678                52,871               50,917
  Common stock warrants                                                     100                   100                   75
  Retained deficit                                                      (16,234)              (16,963)             (16,346)
  Net, unrealized gains (losses) on Available-for-Sale
    securities, net of tax                                                  (10)                    9                    8
-------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                           63,531                42,620               41,062
-------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                       $  764,571             $ 706,037            $ 520,164
===============================================================================================================================

                         WINTRUST FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     PERIODS ENDED MARCH 31, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
---------------------------------------------------------------------------------------
                                                                     1997         1996
---------------------------------------------------------------------------------------
Interest income                                                  $ 13,078     $  8,287
Interest expense                                                    7,826        5,207
---------------------------------------------------------------------------------------
Net interest income                                                 5,252        3,080

Provision for possible loan losses                                    679          410
---------------------------------------------------------------------------------------

Net interest income after provision for
possible loan losses                                                4,573        2,670
---------------------------------------------------------------------------------------

Noninterest income                                                  1,592        2,014
Securities gains, net                                                --           --
---------------------------------------------------------------------------------------
Total noninterest income                                            1,592        2,014
---------------------------------------------------------------------------------------

Noninterest expense                                                 6,354        4,958
Merger related expenses                                              --           --
---------------------------------------------------------------------------------------
Total noninterest expense                                           6,354        4,958
---------------------------------------------------------------------------------------

Income before income taxes                                           (189)        (274)

Income tax (benefit) expense                                         (918)          82
---------------------------------------------------------------------------------------

Net income (loss)                                                $    729     $   (356)
=======================================================================================

Net income (loss) per common share                               $   0.10     $  (0.06)
=======================================================================================
Weighted average common shares and
common share equivalents outstanding                                7,293        5,862
=======================================================================================

                WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                       NET
                                                                                                    UNREALIZED
                                                                                                   GAIN (LOSS)
                                                                                                  ON SECURITIES      TOTAL
                                         PREFERRED    COMMON                            RETAINED    AVAILABLE    SHAREHOLDERS'
                                           STOCK       STOCK      SURPLUS    WARRANTS  (DEFICIT)     FOR SALE        EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              $   503   $  5,831   $   50,053   $     75   $ (15,990)  $       15     $    40,487

Net loss                                                                                    (356)                        (356)

Common stock issuance                           -         78          908          -           -            -             986

epurchase of common stock                       -         (4)         (44)         -           -            -             (48)

Change in net unrealized gain on securities
  available-for-sale, net of tax effect         -          -            -          -           -           (7)             (7)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                 $   503   $  5,905   $   50,917   $     75   $ (16,346) $         8      $    41,062
--------------------------------------------------------------------------------------------------------------------------------



Balance at December 31, 1996              $     -   $  6,603   $   52,871   $    100   $ (16,963)$          9      $    42,620

Net income                                      -          -            -          -         729            -              729

Common stock issued upon exercise
   of stock options                             -         16           79          -           -            -               95

Common stock issued in conjunction with
    public offering, net of issuance costs      -      1,378       18,728          -           -            -           20,106

Change in net unrealized gain on securities
  available-for-sale, net of tax effect         -          -            -          -           -          (19)             (19)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                 $     -   $  7,997   $   71,678   $    100   $ (16,234)$        (10)     $    63,531
--------------------------------------------------------------------------------------------------------------------------------

                WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNADUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
------------------------------------------------------------------------------------------------------
                                                                              1997              1996
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                        $    729             ($356)
  Adjustments to reconcile net income (loss) to net cash
        used for, or provided by, operating activities:
    Provision for possible loan losses                                          679               410
    Depreciation and amortization                                               518               440
    Deferred income tax (benefit) expense                                      (918)               82
    Net accretion/amortization of investment securities                        (163)             (209)
    Decrease (increase) in other assets, net                                  2,288            (1,266)
    Decrease in other liabilities, net                                       (3,949)           (1,766)
------------------------------------------------------------------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                                         (817)           (2,665)
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                  30,170           100,966
  Purchases of securities                                                   (23,270)         (146,042)
  Net decrease in interest bearing deposits                                   3,731            31,500
  Net increase in loans                                                     (74,587)          (41,753)
  Purchases of premises and equipment, net                                   (2,102)           (1,730)
------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                      (66,057)          (57,059)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                               64,164            49,570
  Decrease in short-term borrowings, net                                     (7,058)             (867)
  Proceeds from notes payable                                                     -             1,754
  Repayment of notes payable                                                (15,554)                -
  Issuance of common stock, net of issuance costs                            20,201               938
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    61,753            51,395
------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (5,121)           (8,329)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             75,416            68,434
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  70,295        $   60,105
======================================================================================================

WINTRUST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
    ---------------------

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

In October 1996, Wintrust purchased a company known as Wolfhoya Investments, Inc. ("Wolfhoya") for a purchase price of approximately $1.3 million. Wolfhoya was a company organized prior to the merger transaction by certain directors and officers of the Company for purposes of organizing a de novo banking operation in Barrington, Illinois. At the date of purchase by Wintrust, Wolfhoya had purchased real estate for a permanent banking location and constructed a temporary banking location in downtown Barrington. Wolfhoya had also secured the services of its top three executive officers to run the new de novo bank. On December 19, 1996, Wintrust opened Barrington Bank and Trust Company, the bank that Wolfhoya had begun to organize prior to the acquisition. The acquisition was accounted for using the purchase method of accounting and the purchase price was paid for by issuing approximately 88,000 shares of Wintrust common stock to the shareholders of Wolfhoya.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year.

(2) Statement of Financial Accounting Standard No. 122:
    --------------------------------------------------

In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights, an amendment of Financial Accounting Standard No. 65" (SFAS No. 122). The statement requires the recognition as separate assets the rights to service mortgage loans for others, however those rights are acquired. SFAS No. 122 requires that when a definitive plan exists to sell the loan and retain servicing rights, the cost of the mortgage will be allocated between the loan and the related mortgage servicing right based on their relative fair values at the date of origination or purchase; otherwise the date of sale will be used. Mortgage servicing rights are amortized ratably over the period of the associated estimated net servicing income. SFAS No. 122 also requires assessing the capitalized mortgage servicing rights for impairment by comparing the recorded book value to the fair value of those rights.

(3) Statement of Financial Accounting Standard No. 114 and No. 118:
    --------------------------------------------------------------

The Company follows the guidance of Statement of Financial Accounting Standard No. 114 (as amended by Statement of Financial Accounting Standard No. 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" to account for impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Impaired loans under SFAS No. 114 and SFAS No. 118 are considered by the Company to be nonaccrual loans, restructured loans and loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest. Impairment is measured by determining the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. If the fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for possible loan losses.

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

(4) Statement of Financial Accounting Standard No. 125
    --------------------------------------------------

As of January 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is applied prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extingushments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position, results of operations or liquidity.

(5) Cash and Cash Equivalents
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks and federal funds sold which have an original maturity of 90 days or less.

(6) Per Common Share Data
    ---------------------

Earnings per share are calculated by dividing net income, after consideration of preferred stock dividends, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are calculated using the treasury stock method.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Wintrust Financial Corporation ("Wintrust" or "Company") is a multi-bank holding company currently engaged in the business of providing financial services primarily through its banking subsidiaries to customers in the Chicago metropolitan area and financing the payment of insurance premiums, on a national basis, through its subsidiary, First Premium Services, Inc. ("First Premium"). As of March 31, 1997, Wintrust owned five bank subsidiaries ("Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest"), Hinsdale Bank & Trust Company ("Hinsdale"), North Shore Community Bank & Trust Company ("North Shore"), Libertyville Bank & Trust Company ("Libertyville") and Barrington Bank & Trust Company ("Barrington").

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

In October 1996, Wintrust purchased a company known as Wolfhoya Investments, Inc. ("Wolfhoya") for a purchase price of approximately $1.3 million. Wolfhoya was a company that had a sole business purpose of organizing a de novo banking operation in Barrington, Illinois. At the date of purchase by Wintrust, Wolfhoya had secured a permanent banking location and constructed a temporary banking location in downtown Barrington. Wolfhoya had also secured the services of its top three executive officers to run the new de novo bank. Barrington opened on December 19, 1996. The acquisition was accounted for using the purchase method of accounting and the purchase price was paid for by issuing approximately
88,000  shares  of  Wintrust  common  stock  to the  shareholders  of  Wolfhoya.
Accordingly, the Company's consolidated financial statements reflects the financial condition and results of operations of Barrington since the date of acquisition.

Each of Lake Forest, Hinsdale, Libertyville and First Premium are wholly-owned by mid-tier holding companies known as Lake Forest Bancorp, Inc., Hinsdale Bancorp, Inc., Libertyville Bancorp, Inc., and Crabtree Capital Corporation, respectively. These mid-tier holding companies are all owned 100% by Wintrust.

The existing operating subsidiaries have all started operations within the last seven years. Each of the operating subsidiaries were started in an effort to fulfill a financial services need in the banking and insurance premium financing industries. Lake Forest, Hinsdale, North Shore, Libertyville and Barrington began banking operations in December 1991, October 1993, September 1994, October 1995 and December 1996, respectively. Subsequent to those initial dates of operations, each of the banks, except Libertyville and Barrington have established additional full service banking facilities. First Premium began operations in 1990 and is primarily involved in the financing of property and casualty insurance premiums written through independent insurance brokers on a national basis for commercial customers. Since its commencement of operations, First Premium has consistently expanded its umbrella of operations to include additional states in which it can operate. As such, Wintrust is a growth oriented company which is still undertaking to establish additional market share in the communities and industry segments it serves.

The management of Wintrust presents the following discussion and analysis of its financial condition as of March 31, 1997 compared with December 31, 1996 and March 31, 1996 and the results of operations for the periods ending March 31, 1997 and 1996. This discussion should be read in conjunction with Wintrust's unaudited consolidated financial statements contained in this report.

OVERVIEW

Wintrust reported net income for the quarter ended March 31, 1997 of $729,000 compared to a net loss of $356,000 in the prior year. A significant factor contributing to the net income in 1997 was the recording of a net tax benefit of $918,000. The income tax benefit recorded in 1997 reflected management's determination that certain of the Company's subsidiaries earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur. Excluding the impact of income taxes, the Company recorded pre-tax losses of approximately $189,000 and $274,000 in the first three months of 1997 and 1996, respectively. The reduction in the pre-tax net loss was a result of improved results at the Company's four banking subsidiaries that existed as of March 1996 and at the Company's premium finance subsidiary. However, the improvement accomplished at those subsidiaries was offset by an expected pre-tax loss of approximately $483,000 at Barrington, the Company's newest de novo bank opened in December, 1996. Additionally, the 1997 results were negatively impacted by the costs associated with the first year of operations at the Company's full services banking facilities opened in Winnetka, Illinois and Clarendon Hills, Illinois in May 1996 and August 1996, and the opening a new drive-up banking facility in Lake Forest, Illinois during February 1997.

The loss in 1996 was attributable in part to start up costs associated with full service banking operations in (a) Libertyville, Illinois via a newly chartered de novo bank during October 1995, and (b) Glencoe, Illinois in October 1995 via a full service branch banking facility. Additionally, North Shore and Hinsdale opened separately located drive-up/walk-up facilities in the fourth quarter of 1995. Generally, a community bank's results of operations are reliant upon the net interest income to produce an overall profit for the bank. However, as these banking locations were only operational for less than one year, the revenues generated through the net interest income were not sufficient to offset organizational expenses and the overhead established to support full service banking operations, as has been typical during the first twelve to fifteen months of the Company's start-up banking operations and was anticipated by management during its planning of these facilities.

Total assets grew $58.5 million, or 8% to $764.6 million as of March 31, 1997 compared to December 31, 1996. Loans increased $74.4 million, up 15% from year end. Over the same period, deposits grew $64.2 million, up 10%. Shareholders' equity increased $20.9 million to $63.5 million at March 31, 1997 compared with $42.6 million at December 31, 1996 due primarily to the proceeds received from the Company's common stock offering.

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


                                                   THREE MONTHS ENDED                             THREE MONTHS ENDED
                                                      MARCH 31, 1997                                 MARCH 31, 1996
                                        -----------------------------------------     -------------------------------------------
                                             AVERAGE      INTEREST        RATE             AVERAGE        INTEREST        RATE
                                        --------------- ------------- -----------     --------------- --------------- -----------

Interest bearing deposits with banks          $  16,167     $     227       5.62%           $  33,910      $    47        5.59%
Federal funds sold                               51,213           651       5.09               53,171           706       5.31
Investment securities*                           72,136           970       5.38               94,475         1,245       5.27
Loans, net of unearned discount*                516,717        11,257       8.71              265,177         5,876       8.86
                                        --------------- ------------- -----------     --------------- ------------- -----------
Total earning assets                          $ 656,233       $13,105       7.99%            $446,733       $ 8,301       7.43%
                                        --------------- ------------- -----------     --------------- ------------- -----------

Interest-bearing deposits                     $ 580,814       $ 7,481       5.15%            $383,937       $ 4,886       5.09%
Short-term borrowings                               818             7       3.35                  508             6       4.72
Term debt                                        19,015           338       7.11               13,251           315       9.51
                                        --------------- ------------- -----------     --------------- ------------- -----------
Total interest-bearing liabilities            $ 600,647       $ 7,826       5.21%            $397,696       $ 5,207       5.24%
                                        --------------- ------------- -----------     --------------- ------------- -----------

Taxable equivalent net interest income                        $ 5,279                                       $ 3,094
                                                        =============                                 =============

Net interest spread                                                         2.78%                                         2.20%
                                                                      ===========                                   ===========

Net interest margin                                                         3.22%                                         2.77%
                                                                      ===========                                   ===========

* Interest income on tax advantaged investment securities and loan reflects a tax equivalent adjustment based on a marginal federal corporate tax of 34%. The total tax-equivalent adjustment reflected in the above table is $27,000 and $14,000 in 1997 and 1996, respectively.

The net interest margin increased 0.45% to 3.22% in the first quarter of 1997 from 2.77% in the year ago period. The increase in the net interest margin was primarily the result of a shift in the composition of the earning asset portfolio whereby loans constituted approximately 79% of the average earning assets during the first quarter of 1997 compared to only 59% in the first quarter of 1996. Contributing to the increase of loans is the fact that the Company is now maintaining the premium finance loans originated by First Premium as assets of the subsidiary banks. First Premium had previously funded its loan generation through a securitization facility whereby most loans were sold into the secondary market, with servicing retained by First Premium. The cost of First Premium's funding was more expensive than the cost of funds that could be provided by the subsidiary banks' deposit base. As such, subsequent to the consummation of the merger in September 1996, First Premium has sold their loan production to the subsidiary banks. The sale of the loans to the banks has enabled the consolidated Wintrust entity to enjoy a larger net interest margin in the first quarter of 1997 as the high yielding insurance premium loans remain on the books of the Company using a lower overall cost of funds.

Additionally, the Company's borrowing costs have been reduced by lower rates charged on term debt. During the first quarter of 1996, each of the predecessor companies were distinct entities with a relatively higher borrowing rates. As a result of the consummation of the merger and consolidation of the debt outstanding at each of the predecessor companies, Wintrust was able to secure more favorable interest rate terms from its lender.

Despite an increase in the net interest margin as discussed above, the Company's net interest margin is low compared to industry standards for a variety of reasons. First, as de novo banking institutions, Wintrust's subsidiary banks have been aggressive in attempting to provide competitive interest rates to the communities they serve. This strategy fulfills the organization's objectives of providing the communities with favorable banking products and thereby garnering high market penetration and deposit growth. Management believes that a strong core deposit base will allow the organization to fund various diversified asset niches in the future that will provide long-term shareholder value. Next, as de novo banking institutions, Wintrust's subsidiary banks have been cautious to originate high quality loans as opposed to originating higher yielding loans that bring more credit risk with them. Also, the subsidiary banks have purposefully maintained an investment portfolio that is short-term in nature in order to facilitate the funding of quality loan demand as it emerged and to keep the banks in a liquid condition in the event that deposit levels fluctuated. In the current interest rate environment, the short-term investment portfolio has been yielding less than a portfolio with extended maturities; however, management believed that this method of investing was prudent given de novo status of the banks.


RECONCILIATION OF THE NET INTEREST INCOME ACCORDING TO RATE AND VOLUME VARIANCES

The following table presents a reconciliation of Wintrust's net interest income, calculated on a fully taxable equivalent basis between the three month periods ended March 31, 1996 and March 31, 1997. The reconciliation sets forth the change in the net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

 Fully tax equivalent net interest income for the three months ended March 31, 1996             $   3,094
     Change due to average earning assets fluctuations (volume)                                     1,451
     Change due to interest rate fluctuations (rate)                                                  503
     Change due to rate/volume fluctuations (mix)                                                     231
                                                                                                ----------
 Fully tax equivalent net interest income for the three months ended March 31, 1997             $   5,279
                                                                                                ==========

NONINTEREST INCOME

Total noninterest income decreased approximately $422,000, or 21%, to $1.6 million for the first three months of 1997, as compared to $2.0 million in the same period in 1996. The following table presents noninterest income by category (in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                1997                   1996
                                                         -------------------    -------------------

Fees on mortgage loans sold                                        $  425                   $320
Gains on sale of premium finance loans                                  -
                                                                                             967
Loan servicing fees                                                   176                    335
Service charges on deposit accounts                                   158                     73
Trust fees                                                            154                    115
Securities gains, net                                                   -                     49
Other income                                                          679                    155
                                                         -------------------    -------------------
     Total noninterest income                                     $ 1,592                $ 2,014
                                                         ===================    ===================

Beginning in the fourth quarter of 1996 First Premium began selling premium finance loans to the banking subsidiaries. Previously, such loans had been sold to a third-party securitization facility whereby gains on the sale of such loans and related servicing fees were recorded. Fee income earned in 1997 by First Premium in conjunction with the sale and servicing of such loans to the subsidiary banks was eliminated as an intercompany transaction. Consequently, gains on the sale of premium finance loans sold and loan servicing fees decreased from 1996 to 1997. Although these income categories declined in 1997, the Company's net interest margin was impacted positively by the additional interest income that the bank subsidiaries earn over the life of such loans.

Fees on mortgage loans sold relate to income derived by the subsidiary banks for services rendered in originating and selling residential real estate loans into the secondary market. Such fees rose $105,000 or 33% in the first quarter of 1997 to $425,000 from $320,000 in 1996. The increase came as a result of a favorable interest rate environment and the efforts of experienced lenders.

Service charges on deposit accounts more than doubled to $158,000 for the three months ended March 31, 1997 from $73,000 from the year ago period. The increase is primarily a result of the 50% increase in deposit balances from March 31, 1996 to March 31, 1997. The majority of service charges on deposit accounts relates to customary fees on accounts in overdraft positions and for returned items on an account. The level of service charges received on deposit accounts is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges. That philosophy has contributed to the growth in retail deposits.

Trust fees increased 34% to $154,000 from $115,000 for the three months ended March 31, 1997 and 1996, respectively. The continuing efforts of the trust management team to establish new account relationships and the "hands on" customer service provided to our trust customers has resulted in a steady increase in trust fees. Management anticipates adding additional trust departments to existing banks during the remainder of 1997 and during 1998.

Other noninterest income in 1997 increased to $679,000 from $155,000 one year earlier. The increase is primarily related to the settlement of a lawsuit. Excluding the impact of such settlement, other noninterest income remained relatively stable.


NONINTEREST EXPENSE

Total noninterest expense increased approximately $1.4 million, or 28%, to $6.4 million for the first three months of 1997, as compared to $5.0 million in the same period of 1996. The following table presents noninterest expenses by category (in thousands):


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                               --------------------------------------
                                                     1997                 1996
                                               -----------------    -----------------
Salaries and employee benefits                      $ 3,456               $2,497
Net occupancy expense                                   482                  398
Data processing                                         321                  223
Advertising and marketing                               296                  141
Other                                                 1,799                1,699
                                               -----------------    -----------------
     Total noninterest expense                       $6,354               $4,958
                                               =================    =================

Salaries and employee benefits increased to $3.5 million for the three months ended March 31, 1997 as compared to $2.5 million for the same period of the prior year. The increase of approximately $1.0 million is partially the result of one additional bank (Barrington), two additional full-service branch banking facilities (located in Winnetka, Illinois and Clarendon Hills, Illinois), and a drive-up banking facility in Lake Forest that were in the operations of the first quarter of 1997 but that were not operational during the first quarter of 1996. Barrington accounted for $0.3 million of the salaries and employee benefits expense in the first quarter of 1997 and the additional branch banking facilities contributed approximately $0.2 million to the increase. In addition to the increased staffing to support the new banking facilities, the growth in deposit and loan accounts at the previously existing banking locations required additional staffing to maintain our standard of excellent customer service. Also, contributing to the increase in salaries were normal salary increases.

Occupancy expenses increased $84,000, or 21%, for the three months ended March 31, 1997 to $482,000 from $398,000 for the same period of 1996, due primarily to the addition of Barrington and additional branch locations. The Company performs significant research into the demographic nature of a location before entering a new community with a physical banking presence. Management believes the communities have embraced our commitment to the true community banking concept as evidenced by the significant growth in deposits subsequent to the opening of each of these new facilities.

For the three months ended March 31, 1997, data processing expenses increased by $98,000 to $321,000, or 44%, over the first three months of 1996. Data processing expenses are highly dependent on the number of accounts processed by the Banks. As a result, the increase of deposit and loan balances from the year-ago level of approximately 50% and 89%, respectively, was the primary reason for increase in this expense category.

Additionally, the first three months of 1997 included data processing costs for Barrington which opened in December 1996.

Advertising and marketing expenses increased to $296,000 for the first three months of 1997 compared to $141,000 for the first three months of 1996. Wintrust considers effective marketing to be a cornerstone of establishing effective market share in the communities served. The Company's strategy in establishing new banking locations is to develop community oriented deposit and loan products to attract its deposit base and achieve a relatively high level of penetration into the communities' population of households. Accordingly, the continued growth in banking locations caused the level of marketing expenses to increase. Management anticipates that similar levels of marketing expense will be incurred in future quarters as Wintrust continues to establish its base of customers and promotes the opening of additional banking locations.

Other noninterest expenses increased by $100,000, or 6%, to $1.8 million for the three months ended March 31, 1997 from $1.7 million for the first three months of 1996. This category of expenses contains insurance expense, stationary and supplies expense, postage expense, legal fees, audits and examinations expense, amortization of organizational costs, and other sundry expenses. The 6% increase in this category is a general increase due to the higher volume of accounts outstanding at the banking subsidiaries.

Despite the increases in various noninterest expense categories during the first three months of 1997 compared to 1996, Wintrust's ratio of noninterest expenses to total average assets declined to 3.5% in 1997 from 4.0% in 1996, reflecting management's commitment to maintaining low overhead costs while providing superior customer service. Additionally, Wintrust's net overhead ratio of 2.6% for the three months ended March 31, 1997 is approximately the same as Wintrust's peer group. Thus, despite the significant expansion of banking operations over the last year, the Company has controlled its noninterest expenses in a fashion that is comparable to bank holding companies in its peer group.

INCOME TAXES

The Company recorded an income tax benefit of $918,000 for the first three months of 1997, whereas an income tax expense of approximately $82,000 was recorded in the same period of 1996. Prior to the merger date of September 1, 1996, each of the merging companies except Lake Forest had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits are available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefit recorded in 1997 reflected management's determination that certain of the Company's subsidiaries earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur.

FINANCIAL CONDITION

INTEREST-EARNING ASSETS

Wintrust's consolidated total assets at March 31, 1997 were $764.6 million, an 8% increase from the prior year-end level of $706.0 million, and a 47% increase from the March 31, 1996 level as a result of strong deposit growth. Total loans at March 31, 1997 were $566.9 million, an increase of $74.3 million, or 15%, from year-end, and an increase of $267.1 million or 89% from the level one year ago. As can be seen from the table below, the growth in the loan portfolio has been diversified amongst all categories of loans with each categories' percentage to total earning assets staying relatively constant. However, the level of premium finance loans in relation to total earning assets has increased more than other earning assets since the prior year-end. The increase in premium finance receivables reflects the change to internally financing First Premium loans by the Company's banking subsidiaries from being sold through a securitization facility as was done during the first three quarters of 1996.

At March 31, 1997 total securities and other money market investments (i.e. federal funds sold and interest-bearing deposits with banks) were $129.0 million, down 2% from $132.0 million at December 31, 1996, and 27% lower than their year-ago level. The decline in securities and money market investments is a result of funds being invested in the previously mentioned growth in the loan portfolio. As of March 31, 1997, total securities and money market investments were comprised of 25% in U.S. Treasury and government agency securities, 12% in short-term interest-bearing deposits with banks, 36% in overnight federal funds sold, and 27% in other debt and equity securities. As a result of the significant growth in deposit and loans, it has been Wintrust's policy to maintain its investment portfolio in short-term, liquid, and diversified high credit quality investments. Wintrust maintained no trading account securities at March 31, 1997 or in any of the other previous reporting periods.

The following table sets forth Wintrust's end of period earning assets by category and their respective balance and percent of total earning assets.

                                                   MARCH 31, 1997              December 31, 1996              March 31, 1996
                                      ----------------------------- -----------------------------------------------------------
Loans:                                     BALANCE        PERCENT        Balance        Percent       Balance         Percent
                                      --------------- ------------- -------------------------------------------- --------------
 Commercial                                $199,323         29%          $182,403         29%         $121,404          26%
 Home equity                                 91,832         13             87,303         14            59,288          12
 Indirect auto                               98,650         14             89,999         15            43,428           9
 Residential real estate                     55,087          8             51,673          8            12,654           3
 Premium finance                             94,503         14             57,453          9            13,127           3
 Other                                       27,499          4             23,717          4            49,872          10
                                      --------------- ------------- -------------------------------------------- --------------
   Total loans                              566,894         82            492,548         79           299,773          63
                                      --------------- ------------- -------------------------------------------- --------------

 Federal funds sold, money
   market deposits and securities           128,971         18            131,955         21           176,510          37
                                      --------------- ------------- -------------------------------------------- --------------

 Total earning assets                      $695,865        100%           $624,503       100%         $476,283         100%
                                      =============== ============= ============================================ ==============

DEPOSITS

Total deposits at March 31, 1997 were $682.2 million or 50% higher than the year-ago level of $455.2 million and 10% higher than the year-end 1996 level of $618.0 million. The following table sets forth the composition of the deposit balances by category and those categories' relative percentage of the total deposits as of the date specified.


                                         MARCH 31, 1997              December 31, 1996                March 31, 1996
                                  ----------------------------- -----------------------------  -----------------------------
                                                     PERCENT                       Percent                        Percent
                                       BALANCE       OF TOTAL        Balance       of Total         Balance       of Total
                                  ----------------------------- -----------------------------  -----------------------------
Demand                               $   74,850          11%         $  67,164         11%         $ 47,416           11%
NOW                                      59,377           9             57,490          9            40,481            9
Money market                            122,195          18            105,508         17            82,679           18
Savings                                  57,001           8             63,469         10            51,061           11
Certificates of deposit                 368,770          54            324,398         53           233,591           51
                                  ----------------------------- -----------------------------  -----------------------------
Total                                 $ 682,193         100%         $ 618,029        100%        $ 455,228          100%
                                  ============================= =============================  =============================

The continued growth in deposit accounts for the three months ended March 31, 1997 is due primarily to the Company's desire to increase market share in communities they serve and to establishing market share in communities which were previously lacking a true community managed bank, that is, banks with local management and boards of directors. Specifically, the opening of Barrington in December 1996 and its growth in deposits contributed to the increase during 1997. As each of the new banking locations is opened, special deposit account promotions are offered to the households in those communities. Customers who open a combination of accounts (generally a combination of an interest-bearing and a non-interest bearing account) during the initial months of operations are afforded special privileges as a "founder" depositor of the bank. These privileges customarily include rights to receive free safe deposit boxes, favorable loan and deposit rates as compared to stated market rates, and other selected perquisites. This "founder" account has been highly successful with the most popular interest-bearing account option being the certificate of deposit account. The banks continue to aggressively promote their products to the communities they serve and attempt to meld the competitive products with superior customer service. The result has been and should continue to be growth in all deposit categories.

SHAREHOLDERS' EQUITY

Shareholders' equity grew to $63.5 million at March 31, 1997, from $42.6 million at December 31, 1996. The primary components of the change in shareholders' equity are the additional issuance of equity capital through an common stock offering of $20.1 million and the year-to-date net income of approximately $0.7 million. The proceeds of the stock offering in the first quarter were used to retire debt and general corporate purposes.

During the first quarter of 1997, the Company completed its direct subscription and community offering of its Common Stock. The aggregate sale was 1,377,512 shares of common stock at a price of $15.50 per share, including 400,000 shares which were underwritten by EVEREN Securities, Inc. The net proceeds (gross proceeds less issuance costs) from the sale of these shares were approximately $20.1 million. Also, subsequent to March 31, 1997, an additional 20,000 shares were sold to EVEREN Securities, Inc., at a price of $15.50 per share, under an option provided by the Company in conjunction with the previously underwritten shares.

The following table reflects various consolidated measures of capital at March 31, 1997 and December 31, 1996:
s
                                                                 MARCH 31,            December 31,
                                                                   1997                   1996
                                                           ----------------------  -------------------
Leverage ratio                                                          8.5%                 6.4%
Ending tier 1 capital to risk-adjusted asset ratio                     10.1%                 7.3%
Ending total capital to risk-adjusted asset ratio                      10.8%                 8.0%
Dividend payout ratio                                                   0.0%                 0.0%

The Company's consolidated leverage ratio (Tier 1 capital less intangibles/average quarterly assets less intangibles) was 8.5% at March 31, 1997 which places the Company above the "well capitalized" regulatory level. Consolidated Tier 1 and total risk-based capital ratios were also above the "well capitalized" regulatory levels at 10.1% and 10.8%, respectively. Based on guidelines established by the Federal Reserve Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted asset ratio of 4.0% and a total capital to risk-adjusted asset ratio of 8.0%. Management is not aware of any known trends, events, regulatory recommendations or uncertainties that will have any adverse effect on Wintrust's capital resources.

ASSET QUALITY

Allowance for Possible Loan Losses
----------------------------------

A reconciliation of the activity in the balance of the allowance for possible loan losses for the three month periods under review is shown as follows (dollars in thousands):


                                                           THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------
                                                           1997                     1996
                                                    ------------------      -------------------
Balance at beginning of period                        $      3,636             $      2,763
Provision for possible loan losses                             679                      410
Charge-offs                                                   (265)                    (216)
Recoveries                                                      23                        4
                                                    ------------------      -------------------
Balance at March 31                                   $      4,073             $      2,961
                                                    ==================      ===================

Loans at March 31                                     $    566,894             $    299,773
                                                    ==================      ===================

Allowance as a percentage of loans                            0.72%                    0.99%
                                                    ==================      ===================

Annualized net charge-offs as a percentage of :
     Loans                                                    0.17%                    0.28%
                                                    ==================      ===================
     Annualized provision for possible
          loan losses                                        35.64%                   51.71%
                                                    ==================      ===================

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


Past Due Loans and Non-performing Assets

The following table presents the Company's non-performing assets as of March 31, 1997 and December 31, 1996.

                                                             MARCH 31,             December 31,
                                                                1997                   1996
                                                         -------------------    -------------------
Nonaccrual loans                                                  $    977                $ 1,686
Loans past due 90 days or more                                         979                     95
Restructured loans                                                       -                      -
                                                         -------------------    -------------------
     Total non-performing loans                                      1,956                  1,781
Other real estate owned                                                  -                      -
                                                         -------------------    -------------------
     Total non-performing assets                                   $ 1,956                $ 1,781
                                                         ===================    ===================

Total non-performing loans to total loans                            0.35%                  0.36%
Total non-performing assets to total assets                          0.26%                  0.25%
Nonaccrual loans to total loans                                      0.17%                  0.34%

As of March 31, 1997, the allowance for possible loan losses as a percentage of non-performing loans was 208%.

As of March 31, 1997, two individual credits represent approximately $1.3 million of the total non-performing assets. The remaining $0.6 million of non-performing assets are generally comprised of small consumer and auto loan delinquencies, loans secured by residential real estate and commercial loans that are partially secured by residential real estate properties. Due to the small number of loans past due, collection of the loans is very manageable and management is vigorously pursuing the full collection of each account.

The recorded investment in loans considered to be impaired under SFAS No. 114, at March 31, 1997 and December 31, 1996 was approximated $1.5 million and $1.4 million, respectively, for which no specific allowance for possible loan losses was required in accordance with SFAS No. 114.

Potential Problem Loans
-----------------------

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets", there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those past maturity more than 45 days, those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of March 31, 1997 and December 31, 1996 were approximately $1.3 million and $1.1 million, respectively.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128:
---------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 supersedes APB Opinion 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 was issued to simplify the computations of EPS and to make the United States standard more compatible with EPS standards of the International Accounting Standards Committee. It replaces the presentation of primary and fully-diluted EPS, respectively. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully-diluted EPS under APB 15.

SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and is not expected to have a material impact on the Company.

Statement of Financial Accounting Standards No. 129:
----------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 129 provides required disclosures for the capital structure of companies and is effective for financial statements for periods ending after December 15, 1997. The required disclosures had been included in a number of separate statements and opinions. As such, the issuance of SFAS No. 129 is not expected to require significant revision of prior disclosures.

                                     PART II

ITEMS 1:

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 2: CHANGE IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES.
----------------------------------------

In January 1997, as a result of an exercise of stock options, the Company issued an aggregate of 16,411 shares of Common Stock of the Company in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act. An aggregate of $95,200 was received as payment for the exercise price.

ITEMS 3:

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 4: MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits
     --------
           Computation of Net Income Per Common Share - Exhibit 11 Financial Data Schedule - Exhibit 27

(b) Reports on Form 8-K.
    --------------------

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: May 14, 1997                     /s/ Edward J. Wehmer
                                       President & Chief Operating Officer

Date: May 14, 1997                     /s/ David A. Dykstra
                                       Executive Vice President
                                       & Chief Financial Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 11               Computation of Net Income Per Common Share

Exhibit 27               Financial Data Schedule