Form 10-Q
period 1997-06-30
WINTRUST FINANCIAL CORP
filed 1997-08-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997
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

Common Stock - no par value, 8,019,893 shares, as of August 13, 1997.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

ITEM 1.   Financial Statements and Notes (Unaudited) ...................    1-6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................   7-20


                          PART II. -- OTHER INFORMATION

ITEM 1.   This item has been omitted from this Form since it is
             inapplicable or would contain a negative response .........     21

ITEM 2.   Changes in Securities ........................................     21

ITEM 3.   This item has been omitted from this Form since it is
             inapplicable or would contain a negative response .........     21

ITEM 4.   Matters submitted to a Vote of Security Holders ..............     21

ITEM 5.   Other information ............................................     22

ITEM 6.   Exhibits and Reports on Form 8-K .............................     22

          Signatures ...................................................     23

          Exhibit Index ................................................     24

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)


                                                                  June 30,   December 31,   June 30,
ASSETS                                                              1997         1996         1996
----------------------------------------------------------------------------------------------------
Cash and due from banks-noninterest bearing                    $   34,463   $   36,581   $   11,597
Federal funds sold                                                 56,590       38,835       34,563
Interest-bearing deposits with banks                                2,018       18,732       32,100
Available-for-Sale securities, at market value                     59,501       69,387       70,452

Held-to-Maturity securities, at amortized cost                      5,001        5,001        5,001
Loans, net of unearned income                                     650,085      492,548      361,093
   Less: Allowance for possible loan losses                         4,432        3,636        3,378
----------------------------------------------------------------------------------------------------
   Net loans                                                      645,653      488,912      357,715
Premises and equipment, net                                        33,986       30,277       27,381
Accrued interest receivable and other assets                       17,876       16,426       11,070
Goodwill and organizational costs                                   1,857        1,886          434
----------------------------------------------------------------------------------------------------

   Total assets                                                $  856,945   $  706,037   $  550,313
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing                                            $   72,137   $   67,164   $   54,686
Interest bearing                                                  700,037      550,865      429,574
----------------------------------------------------------------------------------------------------
   Total deposits                                                 772,174      618,029      484,260

Short-term borrowings                                                   -        7,058          955
Notes payable                                                      11,253       22,057       15,517
Other liabilities                                                   8,554       16,273        9,946
----------------------------------------------------------------------------------------------------

   Total liabilities                                              791,981      663,417      510,678
----------------------------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                                         -            -          503
Common stock                                                        8,020        6,603        5,909
Surplus                                                            71,976       52,871       50,963
Common stock warrants                                                 100          100           75
Retained deficit                                                  (15,108)     (16,963)     (17,812)
Net, unrealized gains (losses) on Available-for-Sale
   securities, net of tax                                             (24)           9           (3)
----------------------------------------------------------------------------------------------------
   Total shareholders' equity                                      64,964       42,620       39,635
----------------------------------------------------------------------------------------------------

   Total liabilities and shareholders' equity                  $  856,945   $  706,037   $  550,313
====================================================================================================

WINTRUST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
PERIODS ENDED JUNE 30, 1997 and 1996
(In thousands except per share data)

                                                                       Six Months Ended             Three Months Ended
                                                                            June 30,                     June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                      1997           1996           1997           1996
-------------------------------------------------------------------------------------------------------------------------
Interest income                                                   $  28,459      $  17,223      $  15,381      $   8,936
Interest expense                                                     16,418         10,778          8,592          5,571
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                  12,041          6,445          6,789          3,365

Provision for possible loan losses                                    1,554            893            875            483
-------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
   possible loan losses                                              10,487          5,552          5,914          2,882

Total noninterest income                                              2,520          3,948            928          1,934

Total noninterest expense                                            12,778         11,177          6,424          6,219
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                              229         (1,677)           418         (1,403)

Income tax (benefit) expense                                         (1,626)           145           (708)            63
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 $   1,855      $  (1,822)      $  1,126      $  (1,466)
=========================================================================================================================

Net income (loss) per common share                                $    0.24      $   (0.31)      $   0.13      $   (0.25)
=========================================================================================================================
Weighted average common shares and
   common share equivalents outstandin                                7,882          5,885          8,472          5,907
=========================================================================================================================

 WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
 (In thousands)
                                                                                                             Net
                                                                                                         unrealized
                                                                                                         gain (loss)
                                                                                                        on securities     Total
                                               Preferred      Common                            Retained  available  shareholders'
                                                   stock       stock     Surplus    Warrants    (deficit)  for sale       equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                   $     503   $   5,831  $   50,053   $      75    $(15,990)   $    15     $ 40,487

Net loss                                              --          --          --          --      (1,822)        --       (1,822)

Common stock issuance                                 --          82         954          --          --         --        1,036

Repurchase of common stock                            --          (4)        (44)         --          --         --          (48)

Change in net unrealized gain on securities
   available-for-sale, net of tax effect              --          --          --          --          --        (18)         (18)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                       $     503   $   5,909   $  50,963   $      75    $(17,812)   $    (3)    $ 39,635
=================================================================================================================================




Balance at December 31, 1996                   $      --   $   6,603 $    52,871   $     100    $(16,963)   $     9     $ 42,620

Net income                                            --          --          --          --       1,855         --        1,855

Common stock issued upon exercise
   of stock options                                   --          19         108          --          --         --          127

Common stock issued in conjunction with
   public offering, net of issuance costs             --       1,398      18,997          --          --         --       20,395

Change in net unrealized gain on securities
   available-for-sale, net of tax effect              --          --          --          --          --        (33)         (33)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                       $      --   $   8,020   $  71,976   $     100    $(15,108)    $  (24)    $ 64,964
=================================================================================================================================

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
                                                                                      SIX MONTHS ENDED
                                                                                            JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                                                                      1997           1996
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                              $    1,855      $  (1,822)
  Adjustments to reconcile net income (loss) to net cash
        used for, or provided by, operating activities:
    Provision for possible loan losses                                                1,554            893
    Depreciation and amortization                                                     1,131            867
    Deferred income tax (benefit) expense                                            (1,626)           145
    Net accretion/amortization of investment securities                                (243)          (808)
    Decrease (increase) in other assets, net                                             75         (2,296)
    Decrease in other liabilities, net                                               (7,751)        (3,191)
-----------------------------------------------------------------------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                                               (5,005)        (6,212)
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                          63,751        204,701
  Purchases of securities                                                           (53,622)      (216,458)
  Net decrease in interest bearing deposits                                          16,714         18,500
  Net increase in loans                                                            (158,295)      (103,140)
  Purchases of premises and equipment, net                                           (4,711)        (4,102)
-----------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                             (136,163)      (100,499)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                      154,145         78,602
 (Decrease) increase in short-term borrowings, net                                   (7,058)            88
  Proceeds from notes payable                                                         4,750          4,759
  Repayment of notes payable                                                        (15,554)             -
  Issuance of common stock, net of issuance costs                                    20,522          1,036
  Repurchase of common stock                                                              -            (48)
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           156,805         84,437
-----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 15,637        (22,274)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     75,416         68,434
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  91,053     $   46,160
===========================================================================================================

WINTRUST FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Wintrust's Annual Report and Form 10-K for the year ended December 31, 1996. Operating results for the three-month and six-month periods presented are not necessarily indicative of the results which may be expected for the entire year.

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

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Wintrust Financial Corporation ("Wintrust" or "Company") is a multi-bank holding company currently engaged in the business of providing financial services primarily through its banking subsidiaries to customers in the Chicago metropolitan area and financing the payment of insurance premiums, on a national basis, through its subsidiary, First Premium Services, Inc. ("First Premium"). As of June 30, 1997, Wintrust owned five bank subsidiaries ("Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest"), Hinsdale Bank & Trust Company ("Hinsdale"), North Shore Community Bank & Trust Company ("North Shore"), Libertyville Bank & Trust Company ("Libertyville") and Barrington Bank & Trust Company ("Barrington").

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

In October 1996, Wintrust purchased Wolfhoya Investments, Inc. ("Wolfhoya") for a purchase price of approximately $1.3 million. The sole business purpose of Wolfhoya was to organize a de novo banking operation in Barrington, Illinois. At the date of purchase by Wintrust, Wolfhoya had secured a permanent banking location and constructed a temporary banking location in downtown Barrington. Wolfhoya had also secured the services of its top three executive officers to run the new de novo bank. Barrington opened on December 19, 1996. The acquisition was accounted for using the purchase method of accounting and the purchase price was paid for by issuing approximately 88,000 shares of Wintrust common stock to the shareholders of Wolfhoya. Accordingly, the Company's consolidated financial statements reflects the financial condition and results of operations of Barrington since the date of acquisition.

Each of Lake Forest, Hinsdale, Libertyville and First Premium are wholly-owned by mid-tier holding companies known as Lake Forest Bancorp, Inc., Hinsdale Bancorp, Inc., Libertyville Bancorp, Inc., and Crabtree Capital Corporation, respectively. These mid-tier holding companies are all owned 100% by Wintrust.

The existing operating subsidiaries have all started operations within the last seven years. Each of the operating subsidiaries were started in an effort to fulfill a financial services need in the banking and insurance premium financing industries. Lake Forest, Hinsdale, North Shore, Libertyville and Barrington began banking operations in December 1991, October 1993, September 1994, October 1995 and December 1996, respectively. Subsequent to those initial dates of operations, each of the banks, except Libertyville and Barrington have established additional full service banking facilities. First Premium began operations in 1990 and is primarily involved in the financing of property and casualty insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. Since its commencement of operations, First

Premium has consistently expanded its umbrella of operations to include additional states in which it can operate. As such, Wintrust is a growth oriented company which is still undertaking to establish additional market share in the communities and industries it serves.

The management of Wintrust presents the following discussion and analysis of its financial condition as of June 30, 1997 compared with December 31, 1996 and June 30, 1996 and the results of operations for the periods ending June 30, 1997 and 1996. This discussion should be read in conjunction with Wintrust's unaudited consolidated financial statements contained in this report.

OVERVIEW

Wintrust reported net income for the quarter ended June 30, 1997 of $1,126,000 compared to a net loss of $1,466,000 in the prior year. For the six months ended June 30, 1997, net income was $1,855,000 compared with a net loss of $1,822,000. A significant factor contributing to the net income in 1997 was the recording of a net tax benefits of $708,000 and $1,626,000 in the three month and six months ending June 30, 1997, respectively. The income tax benefit recorded in 1997 reflected management's determination that certain of the Company's subsidiaries earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur. Excluding the impact of income taxes, the Company recorded operating income of $418,000 and $229,000 for the three months and six months ended June 30 1997, respectively, compared with operating losses of $1,403,000 and $1,677,000 for the same periods ending June 30, 1996. The improvement in operating results was due to the enhanced performance of the Company's four banking subsidiaries that existed as of June, 1996 and at the Company's premium finance subsidiary. However, the improvement accomplished at those subsidiaries was offset by an expected pre-tax loss of approximately $846,000 at Barrington in the first half of 1997. Barrington, the Company's newest de novo bank, was opened in December, 1996. Additionally, the 1997 results were negatively impacted by the costs associated with the first year of operations at the Company's full services banking facility opened in Clarendon Hills, Illinois in August, 1996, and the opening of a new drive-up banking facility in Lake Forest, Illinois during February, 1997.

The loss in 1996 was attributable in part to start up costs associated with full service banking operations in (a) Libertyville, Illinois via a newly chartered de novo bank during October 1995 and (b) branch banking facilities in Glencoe, Illinois (October 1995) and Winnetka, Illinois (May, 1996). Additionally, North Shore and Hinsdale opened separately located drive-up/walk-up facilities in the fourth quarter of 1995. Generally, a community bank's results of operations are reliant upon the net interest income to produce an overall profit for the bank. However, as these banking locations were only operational for less than one year, the revenues generated through the net interest income were not sufficient to offset organizational expenses and the overhead established to support full service banking operations, as has been typical during the first twelve to fifteen months of the Company's start-up banking operations and was anticipated by management during its planning of these facilities.

Total assets grew $150.9 million, or 21%, from $706.0 million at December 31, 1996 to $856.9 million at June 30, 1997. Loans increased $157.5 million, or 32%, from $492.5 at year-end to $650.1 million at June 30, 1997. Deposits grew $154.1 million, or 25%, from $618.0 million at year-end 1996 to $772.2 million at June 30, 1997. Shareholders' equity increased $22.3 million to $65.0 million at June 30, 1997 compared with $42.6 million at December 31, 1996 due primarily to the proceeds received from the Company's common stock offering and the Company's net earnings for the first six months of the year.


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

                                                         SIX MONTHS ENDED                           Six Months Ended
                                                          JUNE 30, 1997                              June 30, 1996
                                             --------------------------------------     --------------------------------------
                                                 AVERAGE      INTEREST      RATE           Average       Interest      Rate
                                             -------------- ------------ ----------     -------------- ------------ ----------

Interest bearing deposits with banks            $  10,809     $     300      5.55%        $  34,404     $     957       5.56%
Federal funds sold                                 52,645         1,394      5.30            41,929         1,104       5.27
Investment securities*                             68,196         1,881      5.52            94,634         2,495       5.27
Loans, net of unearned discount*                  560,077        24,918      8.90           292,175        12,696       8.69
                                             -------------- ------------ ----------     -------------- ------------ ----------
Total earning assets                             $691,727       $28,493      8.24%         $463,142       $17,252       7.45%
                                             -------------- ------------ ----------     -------------- ------------ ----------

Interest-bearing deposits                        $614,013       $15,954      5.20%         $399,692       $10,102       5.05%
Term debt and short-term borrowings                13,559           464      6.84            14,201           676       9.52
                                             -------------- ------------ ----------     -------------- ------------ ----------
Total interest-bearing liabilities               $627,572       $16,418      5.23%         $413,893       $10,778       5.21%
                                             -------------- ------------ ----------     -------------- ------------ ----------

Taxable equivalent net interest income                          $12,075                                   $ 6,474
                                                            ============                               ============

Net interest spread                                                          3.01%                                      2.24%
                                                                          ==========                                ==========

Net interest margin                                                          3.49%                                      2.80%
                                                                          ==========                                ==========
-------------------------------

* - Interest income on tax advantaged investment securities and loan reflects a tax equivalent adjustment based on a marginal federal corporate tax of 34%. The total tax-equivalent adjustment reflected in the above table is $34,000 and $29,000 in 1997 and 1996, respectively.

The net interest margin increased 0.69% to 3.49% in the first half of 1997 from 2.80% in the year ago period. The increase in the net interest margin was primarily the result of a shift in the composition of the earning asset portfolio whereby loans constituted approximately 81% of the average earning assets during the first half of 1997 compared to only 63% in the first half of 1996. Contributing to the increase of loans is the fact that the Company is now maintaining the premium finance loans originated by First Premium as assets of the subsidiary banks. First Premium had previously funded its loan generation through a securitization facility whereby most loans were sold into the secondary market, with servicing retained by First Premium. The cost of First Premium's funding was more expensive than the cost of funds that could be provided by the subsidiary banks' deposit base. As such, subsequent to the consummation of the merger in September 1996, First Premium has sold their loan production to the subsidiary banks. On a consolidated basis, the sale of the loans to the banks has resulted in a larger net interest margin in the first half of 1997 as the high yielding insurance premium loans remain on the books of the Company using a lower overall cost of funds. As of June 30, 1997, the subsidiary banks have absorbed virtually all of loan volume of First Premium.

Additionally, the Company's borrowing costs have been reduced by lower rates charged on term debt. During the first half of 1996, each of the predecessor companies were distinct entities with a relatively higher borrowing rates. As a result of the consummation of the merger and consolidation of the debt outstanding at each of the predecessor companies, Wintrust was able to secure more favorable interest rate terms from its lender.

Despite an increase in the net interest margin as discussed above, the Company's net interest margin is low compared to industry standards for a variety of reasons. First, as de novo banking institutions, Wintrust's subsidiary banks have been aggressive in providing competitive loan and deposit interest rates to the communities served. Next, Wintrust's subsidiary banks originate primarily high quality loans as opposed to originating higher yielding loans that bring more credit risk with them. Also, the subsidiary banks have purposefully maintained an investment portfolio that is short-term in nature in order to facilitate the funding of quality loan demand as it emerged and to keep the banks in a liquid condition in the event that deposit levels fluctuated. In the current interest rate environment, the short-term investment portfolio has been yielding less than a portfolio with extended maturities; however, management believed that this method of investing was prudent given de novo status of the banks.

RECONCILIATION OF THE NET INTEREST INCOME ACCORDING TO RATE AND VOLUME VARIANCES

The following table presents a reconciliation of Wintrust's net interest income, calculated on a fully taxable equivalent basis between the six month periods ended June 30, 1996 and June 30, 1997. The reconciliation sets forth the change in the net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):


Fully tax equivalent net interest income for the six months ended June 30, 1996              $   6,474
  Change due to average earning assets fluctuations (volume)                                     3,200
  Change due to interest rate fluctuations (rate)                                                1,598
  Change due to rate/volume fluctuations (mix)                                                     803
                                                                                          --------------
Fully tax equivalent net interest income for the six months ended June 30, 1997              $  12,075
                                                                                          ==============

NONINTEREST INCOME

Total noninterest income decreased approximately $1.4 million, or 36%, to $2.5 million for the first six months of 1997, as compared to $3.9 million in the same period in 1996. The following table presents noninterest income by category (in thousands):

                                                    SIX MONTHS ENDED JUNE 30,               THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------  ---------------------------------------
                                                    1997                 1996                 1997                  1996
                                              ------------------  -------------------  -------------------    ----------------
Fees on mortgage loans sold                          $    917             $    723               $  492               $  403
Gains on sale of premium finance loans                    -                  1,909                  -                    900
Loan servicing fees                                       254                  733                   78                  398
Service charges on deposit accounts                       326                  185                  168                  112
Trust fees                                                309                  259                  155                  144
Securities gains, net                                     -                     18                  -                    (31)
Other income                                              714                  121                   35                    8
                                              -------------------  -------------------  -------------------    ---------------
     Total noninterest income                         $ 2,520              $ 3,948                $ 928              $ 1,934
                                              ===================  ===================  ===================    ===============

Beginning in the fourth quarter of 1996 First Premium began selling premium finance loans to the Company's banking subsidiaries. Previously, such loans had been sold to a third-party securitization facility whereby gains on the sale of such loans and related servicing fees were recorded. Fee income earned in 1997 by First Premium in conjunction with the sale and servicing of such loans to the subsidiary banks was eliminated as an intercompany transaction. Consequently, gains on the sale of premium finance loans sold and loan servicing fees decreased from 1996 to 1997. Although these income categories declined in 1997, the Company's net interest margin was impacted positively by the additional interest income that the bank subsidiaries earn over the life of such loans.

Fees on mortgage loans sold relate to income derived by the subsidiary banks for services rendered in originating and selling residential real estate loans into the secondary market. Such fees rose $194,000 or 27% in the first half of 1997 to $917,000 from $723,000 in 1996.

Service charges on deposit accounts rose 76% to $326,000 for the six months ended June 30, 1997 from $185,000 from the year ago period. The increase is primarily a result of a 59% increase in deposit balances from June 30, 1996 to June 30, 1997. The majority of service charges on deposit accounts relates to customary fees on accounts in overdraft positions and for returned items on an account. The level of service charges received on deposit accounts is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees increased 19% to $309,000 from $259,000 for the six months ended June 30, 1997 and 1996, respectively. The continuing efforts of the trust management team to establish new account relationships and to provide high quality customer service has resulted in a steady increase in trust fees.

Other noninterest income in 1997 increased to $714,000 from $121,000 one year earlier. The increase is primarily related to the settlement of a lawsuit. Excluding the impact of such settlement, other noninterest income remained relatively stable.

NONINTEREST EXPENSE

Total noninterest expense increased approximately $1.6 million, or 14%, to $12.8 million for the first six months of 1997, as compared to $11.2 million in the same period of 1996. The following table presents noninterest expenses by category (in thousands):

                                                  SIX MONTHS ENDED JUNE 30,                THREE MONTHS ENDED JUNE 30,
                                            ---------------------------------------  ----------------------------------------
                                                  1997                  1996                1997                  1996
                                            -----------------      ----------------  -------------------    -----------------
  Salaries and employee benefits                 $   6,869               $ 5,251              $ 3,413              $ 2,754
  Net occupancy expense                                937                   736                  455                  338
  Data processing                                      643                   357                  322                  134
  Advertising and marketing                            572                   428                  276                  287
  Other                                              3,757                 4,405                1,958                2,706
                                            -----------------      ----------------  -------------------    -----------------
       Total noninterest expense                  $ 12,778              $ 11,177              $ 6,424              $ 6,219
                                            =================      ================  ===================    =================

Salaries and employee benefits increased 31% to $6.9 million for the six months ended June 30, 1997 as compared with $5.3 million for the same period of the prior year. The increase of approximately $1.6 million is partially the result of one additional bank (Barrington), one additional full-service branch banking facility located in Clarendon Hills, Illinois and a drive-up banking facility in Lake Forest that were in the operations of the first half of 1997 but that were not operational during the first half of 1996. Barrington accounted for $0.5 million of the salaries and employee benefits expense in the first half of 1997. In addition to the increased staffing to support the new banking facilities, the growth in deposit and loan accounts at the previously existing banking locations required additional staffing. Also, contributing to the increase in salaries were normal salary increases.

Occupancy expenses increased $201,000 or 27%, for the six months ended June 30, 1997 to $937,000 from $736,000 for the same period of 1996, due primarily to the addition of Barrington and additional branch locations.

For the six months ended June 30, 1997, data processing expenses increased by $286,000 to $643,000, or 80%, over the first six months of 1996. Data processing expenses are highly dependent on the number of accounts processed by the Banks. As a result, the increases in deposit and loan balances from the year-ago level of approximately 59% and 80%, respectively, were the primary reason for increase in this expense category. Additionally, the first six months of 1997 included data processing costs for Barrington which opened in December 1996.

Marketing expenses increased to $572,000 for the first six months of 1997 compared to $428,000 for the first half of 1996. The continued growth in banking locations caused the level of marketing expenses to increase. Management anticipates that similar levels of marketing expense will be incurred in future quarters as Wintrust continues to establish its base of customers and promotes the opening of additional banking locations.

Other noninterest expenses decreased by $648,000 or 15%, to $3.8 million for the six months ended June 30, 1997 from $4.4 million for the first six months of 1996. This category of expenses contains insurance expense, stationary and supplies expense, postage expense, legal fees, audits and examinations expense, amortization of organizational costs, and other sundry expenses. The decrease in this category is primarily due to a $849,000 accrual for non-recurring expenses in the second half of 1996 related to the merger that resulted in the consolidated Wintrust entity.

Despite the increases in various noninterest expense categories during the first half of 1997 compared to 1996, Wintrust's ratio of noninterest expenses to total average assets declined to 3.3% in 1997 from the 1996 level of 4.1% excluding non-recurring merger expenses, reflecting management's commitment to maintaining low overhead costs while providing superior customer service. Additionally, Wintrust's net overhead ratio of 2.7% for the six months ended June 30, 1997 is approximately the same as Wintrust's peer group.

INCOME TAXES

The Company recorded an income tax benefit of $1.6 million for the first half of 1997, whereas an income tax expense of approximately $145,000 was recorded in the same period of 1996. Prior to the merger date of September 1, 1996, each of the merging companies except Lake Forest had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits are available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefit recorded in 1997 reflected management's determination that certain of the subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur.

FINANCIAL CONDITION

INTEREST-EARNING ASSETS

Wintrust's consolidated total assets at June 30, 1997 were $856.9 million, a 21% increase from the prior year-end level of $706.0 million, and a 56% increase from the June 30, 1996 level of $550.3 million as a result of strong deposit growth. Total loans at June 30, 1997 were $650.1 million, an increase of $157.5 million, or 32%, from year-end, and an increase of $289.0 million or 80% from the level one year ago. As can be seen from the table below, the growth in the loan portfolio has been diversified amongst all categories of loans with each categories' percentage to total earning assets staying relatively constant. However, the level of premium finance loans in relation to total earning assets has increased more than other earning assets since the prior year-end. The increase in premium finance receivables reflects the change to internally financing First Premium loans by the Company's banking subsidiaries from being sold through a securitization facility as was done during the first three quarters of 1996.

At June 30, 1997, total securities and other money market investments (i.e. federal funds sold and interest-bearing deposits with banks) were $123.1 million, down 7% from $132.0 million at December 31, 1996, and 13% lower than their year-ago level of $142.1 million. The decline in securities and money market investments is a result of funds being invested in the previously mentioned growth in the loan portfolio. As of June 30, 1997, total securities and money market investments were comprised of 18% in U.S. Treasury and government agency securities, 2% in short-term interest-bearing deposits with banks, 46% in overnight federal funds sold, and 34% in other debt and equity securities. As a result of the significant growth in deposit and loans, it has been Wintrust's policy to maintain its investment portfolio in short-term, liquid, and diversified high credit quality investments. Wintrust maintained no trading account securities at June 30, 1997 or in any of the other previous reporting periods.

The following table sets forth Wintrust's end of period earning assets by category and their respective balance and percent of total earning assets.

                                            JUNE 30, 1997               December 31, 1996             June 30, 1996
                                    ----------------------------- -----------------------------------------------------------
Loans:                                 BALANCE        PERCENT        Balance        Percent       Balance         Percent
                                    --------------- ------------- -------------------------------------------- --------------
  Commercial and commercial
       real estate                      $221,162         29%          $182,403          29%        $150,251          30%
  Premium finance                        126,543         16             57,453           9           11,988           2
  Home equity                            102,574         13             87,303          14           68,978          14
  Indirect auto                          113,651         15             89,999          15           62,699          13
  Residential real estate                 58,351          7             51,673           8           46,886           9
  Other                                   27,804          4             23,717           4           20,291           4
                                    --------------- ------------- -------------------------------------------- --------------
       Total loans                       650,085         84            492,548          79          361,093          72
                                    --------------- ------------- -------------------------------------------- --------------

Federal funds sold, money
  market deposits and securities         123,110         16            131,955          21          142,116          28
                                    --------------- ------------- -------------------------------------------- --------------

Total earning assets                    $773,195        100%          $624,503         100%        $503,209         100%
                                    =============== ============= ============================================ ==============

DEPOSITS

Total deposits at June 30, 1997 were $772.2 million or 59% higher than the year-ago level of $484.3 million and 25% higher than the year-end 1996 level of $618.0 million. The following table sets forth the composition of the deposit balances by category and those categories' relative percentage of the total deposits as of the date specified.


                                           JUNE 30, 1997               December 31, 1996                June 30, 1996
                                    ----------------------------- -----------------------------  -----------------------------
                                                     PERCENT                       Percent                        Percent
                                       BALANCE       OF TOTAL        Balance       of Total         Balance       of Total
                                    ----------------------------- -----------------------------  -----------------------------
  Demand                                $  72,137           9%      $   67,164           11%        $  54,686           11%
  NOW                                      67,428           9           57,490            9            46,011           10
  Money market                            135,152          18          105,508           17            77,913           16
  Savings                                  56,779           7           63,469           10            55,696           11
  Certificates of deposit                 440,678          57          324,398           53           249,954           52
                                    ----------------------------- -----------------------------  -----------------------------

  Total                                  $772,174         100%       $ 618,029          100%         $484,260          100%
                                    ============================= =============================  =============================

The continued growth in deposit accounts for the six months ended June 30, 1997 is due primarily to the new markets served, new facilities and increase in market share in communities served.

SHAREHOLDERS' EQUITY

Shareholders' equity grew to $65.0 million at June 30, 1997, from $42.6 million at December 31, 1996. The primary components of the change in shareholders' equity are the additional issuance of equity capital through a common stock offering of $20.4 million and the year-to-date net income of approximately $1.9 million. The proceeds of the stock offering in the first quarter were used to retire debt and for general corporate purposes.

During the first half of 1997, the Company completed its direct subscription and community offering of its Common Stock. The aggregate sale was 1,397,512 shares of common stock at a price of $15.50 per share, including 420,000 shares which were underwritten by EVEREN Securities, Inc. The net proceeds (gross proceeds less issuance costs) from the sale of these shares were approximately $20.4 million.

The following table reflects various consolidated measures of capital at June 30, 1997 and December 31, 1996:

                                                                 JUNE 30,             December 31,
                                                                   1997                   1996
                                                           ----------------------  -------------------
Leverage ratio                                                          7.9%                 6.4%
Ending tier 1 capital to risk-adjusted asset ratio                      8.7%                 7.3%
Ending total capital to risk-adjusted asset ratio                       9.4%                 8.0%
Dividend payout ratio                                                   0.0%                 0.0%


The Company's consolidated leverage ratio (Tier 1 capital less intangibles/average quarterly assets less intangibles) was 7.9% June 30, 1997 which places the Company above the "well capitalized" regulatory level. Consolidated Tier 1 and total risk-based capital ratios were also above the "well capitalized" regulatory levels at

8.7% and 9.4%, respectively. Based on guidelines established by the Federal Reserve Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted asset ratio of 4.0% and a total capital to risk-adjusted asset ratio of 8.0%. Management is not aware of any known trends, events, regulatory recommendations or uncertainties that will have any adverse effect on Wintrust's capital resources.

ASSET QUALITY

Allowance for Possible Loan Losses
----------------------------------

A reconciliation of the activity in the balance of the allowance for possible loan losses for the six and three month periods under review is shown as follows (dollars in thousands):


                                                     SIX MONTHS ENDED JUNE 30,                THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------    --------------------------------------
                                                   1997                 1996                 1997                 1996
                                               ----------------     ----------------    -----------------    -----------------
Balance at beginning of period                      $3,636               $2,763               $4,073               $2,961
Provision for possible loan losses                   1,554                  893                  875                  483
Charge-offs                                           (787)                (282)                (522)                 (66)
Recoveries                                              29                    4                    6                   --
                                               ----------------     ----------------    ----------------     ----------------
Balance at June 30                                  $4,432               $3,378               $4,432               $3,378
                                               ================     ================    ================     ================

Loans at June 30                                  $650,085             $361,093
                                               ================     ================

Allowance as a percentage of loans                    0.68%               0.94%
                                               ================     ================

Annualized net charge-offs
  as a percentage of :
   Loans                                              0.23%              0.15%
                                               ================     ================
   Annualized provision for possible
     loan losses                                     48.78%             31.13%
                                               ================     ================


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

Commercial insurance premium financing loans are generally secured by unearned insurance premiums. If a borrower defaults, First Premium seeks to obtain a refund of unearned premiums from the insurer. First Premium bears the credit risk of collections from the insurer. In the event an insurer becomes insolvent and unable to pay claims to an insured or refund unearned premiums upon cancellation of a policy to a finance company, each state provides a state guaranty fund that will pay such a refund, less a per claim deductible in certain states. First Premium diversifies its financing activities among a wide range of brokers and insurers.

Past Due Loans and Non-performing Assets
----------------------------------------

The following table presents the Company's non-performing assets as of June 30, 1997 and December 31, 1996.

                                                              JUNE 30,             March 31,            December 31,
                                                                1997                  1997                  1996
                                                         -------------------    -----------------    -------------------
Nonaccrual loans                                                   $   849             $    977                $ 1,686
Loans past due 90 days or more                                         969                  979                     95
Restructured loans                                                       -                    -                      -
                                                         -------------------    -----------------    -------------------
     Total non-performing loans                                      1,818                1,956                  1,781
Other real estate owned                                                  -                    -                      -
                                                         -------------------    -----------------    -------------------
     Total non-performing assets                                    $1,818              $ 1,956                $ 1,781
                                                         ===================    =================    ===================

Total non-performing loans to total loans                            0.28%                0.35%                  0.36%
Total non-performing assets to total assets                          0.21%                0.26%                  0.25%
Nonaccrual loans to total loans                                      0.13%                0.17%                  0.34%

The allowance for possible loan losses as a percentage of non-performing loans was 0.68% as of June 30, 1997, compared to 0.72% at March 31, 1997 and 0.74% at December 31, 1996. Management believes the allowance for possible loan losses is adequate to cover any potential losses.

As of June 30, 1997, two individual credits represent approximately $0.9 million of the total non-performing assets. The remaining $0.9 million of non-performing assets are generally comprised of insurance premium finance loans, small consumer and auto loan delinquencies, loans secured by residential real estate and commercial loans that are partially secured by residential real estate properties. With a low level of past due loans, collection of the loans is manageable and management pursues the full collection of each account.

The recorded investment in loans considered to be impaired under SFAS No. 114, at June 30, 1997 and December 31, 1996 was approximated $0.9 million and $1.4 million, respectively, for which no specific allowance for possible loan losses was required in accordance with SFAS No. 114.

Potential Problem Loans
-----------------------

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets", there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those past maturity more than 45 days, those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of June 30, 1997 and December 31, 1996 were approximately $2.1 million and $1.1 million, respectively.

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

Statement of Financial Accounting Standards No. 130:
---------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The statement does not require a specific format for that financial statement but requires that a company display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for both interim and annual financial statements for periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement.

Statement of Financial Accounting Standards No. 131:
---------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 was issued in response to requests from financial statement users for additional and better segment information. The statement requires a variety of disclosures to better explain and reconcile segment data so that a user of the financial statements can be better enabled to understand the information and its limitations within the context of the consolidated financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application.

FORWARD -LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and new branch offices, and to pursue additional potential development or acquisition of specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of the following factors:

* The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank and branching operations. Management believes that de novo banks may typically require 18 months to three years of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.
* The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
* Although management believes the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.
* If market interest rates should move contrary to the Bank's position on interest earning assets and interest bearing liabilities, the "gap" will work against the Banks and their net interest income may be negatively affected.
* The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
* The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.
*    The economic environment may influence growth in loans and deposits.

PART II

ITEMS 1:

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 2: CHANGE IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES.
---------------------------------------


In April 1997, as a result of an exercise of stock options, the Company issued an aggregate of 2,534 shares of Common Stock of the Company in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act. An aggregate of $31,500 was received as payment for the exercise price.


ITEMS 3:

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 4: MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS


(a)  The Annual Meeting of Shareholders was held on May 22, 1997.

(c) At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

     (1) The election of seven Class I directors to the Board of Directors to hold office for a three-year term.

                                                     Votes
          Director                  Votes For       Against      Abstentions
          --------                  ---------       -------      -----------
          Alan W. Adams             5,094,859            0           29,275
          Howard D. Adams           5,096,164            0           27,970
          James E. Mahoney          5,104,369            0           19,765
          James B. McCarthy         5,104,069            0           20,065
          J. Christopher Reyes      5,094,673            0           29,461
          Lemuel H. Tate, Jr.       5,103,869            0           20,265
          Edward J. Wehmer          5,104,069            0           20,065

     (2) To consider a proposal to approve the Wintrust Financial Corporation 1997 Stock Incentive Plan:

                                            Votes
                     Votes For             Against              Abstentions
                     ---------             -------              -----------
                     4,752,539             332,644                38,951

     (3) To consider a proposal to approve the Wintrust Financial Corporation Employee Stock Purchase Plan:

                                            Votes
                     Votes For             Against              Abstentions
                     ---------             -------              -----------
                     4,865,006             209,707                49,421


ITEM 5: OTHER INFORMATION

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits
     --------
      *    Computation of Net Income Per Common Share - Exhibit 11
      *    Financial Data Schedule - Exhibit 27

 (b) Reports on Form 8-K.
     -------------------

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: August 14, 1997                    /s/ Edward J. Wehmer
                                         President & Chief Operating Officer

Date: August 14, 1997                    /s/ David A. Dykstra
                                         Executive Vice President
                                         & Chief Financial Officer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 11               Computation of Net Income Per Common Share

Exhibit 27               Financial Data Schedule