Form 10-Q
period 1997-09-30
WINTRUST FINANCIAL CORP
filed 1997-11-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997
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

Common Stock - no par value, 8,103,982 shares, as of November 13, 1997.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                           Page

ITEM 1.   Financial Statements and Notes (Unaudited)....................    1-6

ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   7-23


                          PART II. -- OTHER INFORMATION

ITEM 1.   Legal Proceedings  ..........................................      24

ITEM 2.   Changes in Securities  ......................................      24

ITEM 3.   Defaults Under Senior Securities  ...........................      24

ITEM 4.   Matters Submitted to a Vote of Security Holders .............      24

ITEM 5.   Other Information ...........................................      24

ITEM 6.   Exhibits and Reports on Form 8-K  ...........................      24

          Signatures...................................................      25

          Exhibit Index...............................................       26

WINTRUST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(IN THOUSANDS)
                                                           SEPTEMBER 30,        December 31,    September 30
ASSETS                                                          1997               1996             1996
---------------------------------------------------------------------------------------------------------------
Cash and due from banks-noninterest bearing                   $     34,871         $  36,581      $     19,753
Federal funds sold                                                  75,077            38,835            52,033
Interest-bearing deposits with banks                                50,023            18,732            25,100
Available-for-Sale securities, at market value                      64,705            69,387            69,022
Held-to-Maturity securities, at amortized cost                       5,001             5,001             5,002
Loans, net of unearned income                                      694,152           492,548           414,405
    Less: Allowance for possible loan losses                         5,013             3,636             3,749
---------------------------------------------------------------------------------------------------------------
    Net loans                                                      689,139           488,912           410,656
Premises and equipment, net                                         39,894            30,277            28,410
Accrued interest receivable and other assets                        12,478            16,426            10,818
Goodwill and organizational costs                                    1,782             1,886               470
---------------------------------------------------------------------------------------------------------------

    Total assets                                                $  972,970        $  706,037        $  621,264
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                                           $    77,136         $  67,164       $    55,523
 Interest bearing                                                  804,174           550,865           493,780
---------------------------------------------------------------------------------------------------------------
    Total  deposits                                                881,310           618,029           549,303

Short-term borrowings                                                    -             7,058             1,812
Notes payable                                                       15,903            22,057            16,554
Other liabilities                                                    8,841            16,273            12,810
---------------------------------------------------------------------------------------------------------------

    Total liabilities                                              906,054           663,417           580,479
---------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred stock                                                        -                 -                 -
  Common stock                                                       8,103             6,603             6,516
  Surplus                                                           72,502            52,871            51,681
  Common stock warrants                                                100               100                75
  Retained deficit                                                 (13,797)          (16,963)          (17,511)
  Net, unrealized gains on Available-for-Sale
    securities, net of tax                                               8                 9                24
---------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                      66,916            42,620            40,785
---------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                   $ 972,970         $ 706,037         $ 621,264
---------------------------------------------------------------------------------------------------------------

WINTRUST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                              SEPTEMBER 30                       SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------------
                                                          1997             1996             1997              1996
------------------------------------------------------------------------------------------------------------------------

Interest income                                           $ 46,205         $ 27,398          $ 17,746          $ 10,174
Interest expense                                            26,824           17,011            10,406             6,232
------------------------------------------------------------------------------------------------------------------------
Net interest income                                         19,381           10,387             7,340             3,942

Provision for possible loan losses                           2,512            1,344               958               451
------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
  possible loan losses                                      16,869            9,043             6,382             3,491

Total noninterest income                                     3,622            5,856             1,102             1,970

Total noninterest expense                                   19,724           16,454             6,946             5,339
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                     767           (1,555)              538               122

Income tax (benefit) expense                                (2,399)             (34)             (773)             (179)
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                          $ 3,166         $ (1,521)         $  1,311         $     301
========================================================================================================================

Net income (loss) per common share                          $ 0.39          $ (0.25)        $    0.15         $    0.04
========================================================================================================================
Weighted average common shares and
  common share equivalents outstanding                       8,117            5,992             8,587             6,846
========================================================================================================================

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)
                                                                                                            NET
                                                                                                         UNREALIZED
                                                                                                        GAIN (LOSS)
                                                                                                       ON SECURITIES      TOTAL
                                           PREFERRED     COMMON                             RETAINED     AVAILABLE    SHAREHOLDERS'
                                             STOCK       STOCK       SURPLUS     WARRANTS   (DEFICIT)     FOR SALE        EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 $ 503      $ 5,831     $ 50,053       $ 75   $ (15,990)          $ 15       $ 40,487

Net loss                                         -            -            -          -      (1,521)             -         (1,521)

Common stock issuance                            -          567        1,298          -           -              -          1,865

Repurchase of common stock                       -           (4)         (44)         -           -              -            (48)

Conversion of preferred stock                 (503)         122          381          -           -              -              -

Cash value of fractional shares                  -            -          (7)          -           -              -             (7)

Change in net unrealized gain on securities
  available-for-sale, net of tax effect          -            -            -          -           -              9              9
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                 $  -     $  6,516    $  51,681       $ 75   $ (17,511)          $ 24    $    40,785
==================================================================================================================================



Balance at December 31, 1996                  $  -   $    6,603  $    52,871   $    100   $ (16,963)           $ 9    $    42,620

Net income                                       -            -            -          -       3,166              -          3,166

Common stock issued upon exercise
   of stock options                              -          102          652          -           -              -            754

Common stock issued in conjunction with
    public offering, net of issuance costs       -        1,398       18,979          -           -              -         20,377

Change in net unrealized gain on securities
  available-for-sale, net of tax effect          -            -            -          -           -             (1)            (1)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                 $  -     $  8,103    $  72,502     $  100    $(13,797)           $ 8      $  66,916
----------------------------------------------------------------------------------------------------------------------------------

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
------------------------------------------------------------------------------------------------------
                                                                          1997              1996
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                       $    3,166         $ (1,521)
  Adjustments to reconcile net income (loss) to net cash
        used for, or provided by, operating activities:
    Provision for possible loan losses                                         2,512            1,344
    Depreciation and amortization                                              1,709            1,036
    Deferred income tax (benefit) expense                                     (2,399)             111
    Net accretion/amortization of investment securities                         (332)             (34)
    Decrease (increase) in other assets, net                                   6,268           (1,866)
    Decrease in other liabilities, net                                        (7,432)            (301)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                           3,492           (1,231)
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                   76,847          288,102
  Proceeds from sales of Available-for-Sale securities                             -              498
  Purchases of securities                                                    (71,833)        (299,734)
  Net (increase) decrease in interest bearing deposits                       (31,291)          25,500
  Net increase in loans                                                     (202,739)        (156,532)
  Purchases of premises and equipment, net                                   (11,144)          (5,447)
------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                      (240,160)        (147,613)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                               263,281          143,645
 (Decrease) increase in short-term borrowings, net                            (7,058)             945
  Proceeds from notes payable                                                 11,700            5,796
  Repayment of notes payable                                                 (17,854)               -
  Cash value of fractional shares upon exchange of shares                          -               (7)
  Issuance of common stock, net of issuance costs                             21,131            1,865
  Repurchase of common stock                                                       -              (48)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    271,200          152,196
------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     34,532            3,352
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              75,416           68,434
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  109,948        $  71,786
======================================================================================================

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

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996. Operating results for the three-month and nine-month periods presented are not necessarily indicative of the results which may be expected for the entire year.

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

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Wintrust Financial Corporation ("Wintrust" or "Company") is a multi-bank holding company currently engaged in the business of providing financial services primarily through its banking subsidiaries to customers in the Chicago metropolitan area and financing the payment of insurance premiums, on a national basis, through its subsidiary, First Premium Services, Inc. ("First Premium"). As of September 30, 1997, Wintrust owned five bank subsidiaries ("Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest"), Hinsdale Bank & Trust Company ("Hinsdale"), North Shore Community Bank & Trust Company ("North Shore"), Libertyville Bank & Trust Company ("Libertyville") and Barrington Bank & Trust Company ("Barrington").

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

The existing operating subsidiaries have all started operations within the last seven years. Each of the operating subsidiaries were started in an effort to fulfill a financial services need in the banking and insurance premium financing industries. Lake Forest, Hinsdale, North Shore, Libertyville and Barrington began banking operations in December 1991, October 1993, September 1994, October 1995 and December 1996, respectively. Subsequent to those initial dates of operations, each of the banks, except Libertyville and Barrington have established additional full service banking facilities. First Premium began operations in 1990 and is primarily involved in the financing of insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. Since its commencement of operations, First Premium has consistently expanded its umbrella of operations to include additional states in which it can operate. As such, Wintrust is a growth oriented company which is still undertaking to establish additional market share in the communities and industries it serves.

The management of Wintrust presents the following discussion and analysis of its financial condition as of September 30, 1997, compared with December 31, 1996, and September 30, 1996, and the results of operations for the periods ending September 30, 1997 and 1996. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements contained in this report.

OVERVIEW

Wintrust reported net income for the quarter ended September 30, 1997 of $1,311,000 compared to net income of $301,000 in the third quarter of the prior year. For the nine months ended September 30, 1997, net income was $3,166,000 compared with a net loss of $1,521,000 for the first nine months of 1996. A significant factor contributing to the net income in 1997 was the recording of net tax benefits of $773,000 and $2,399,000 in the three month and nine month periods ending September 30, 1997, respectively. The income tax benefit recorded in 1997 reflected management's determination that certain of the Company's subsidiaries earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur. Excluding the impact of income taxes, the Company recorded operating income of $538,000 and $767,000 for the three months and nine months ended September 30 1997, respectively, compared with operating income of $122,000 and operating loss of $1,555,000 for the same periods ending September 30, 1996. The improvement in operating results was due to the enhanced performance of the Company's four banking subsidiaries that existed as of September, 1996. The improvement accomplished at those subsidiaries, however, was offset by an expected pre-tax loss of approximately $1.1 million at Barrington in the first nine months of 1997. Barrington, the Company's newest de novo bank, was opened in December, 1996. Additionally, the 1997 results were negatively impacted by the costs associated with the first year of operations at the Company's full services banking facility opened in Clarendon Hills, Illinois in August, 1996, and the opening of a new drive-up banking facility in Lake Forest, Illinois during February, 1997.

The loss in 1996 was attributable in part to start up costs associated with full service banking operations in (a) Libertyville, Illinois via a newly chartered de novo bank during October, 1995, and (b) branch banking facilities in Glencoe, Illinois (October, 1995) and Winnetka, Illinois (May, 1996). Additionally, North Shore and Hinsdale opened separately located drive-up/walk-up facilities in the fourth quarter of 1995. Generally, a community bank's results of operations are reliant upon the net interest income to produce an overall profit for the bank. However, as these banking locations were only operational for less than one year, the revenues generated through the net interest income were not sufficient to offset organizational expenses and the overhead established to support full service banking operations, as has been typical during the first twelve to fifteen months of the Company's start-up banking operations and was anticipated by management during its planning of these facilities.

Total assets were $973.0 million at September 30, 1997, up approximately $267.0 million, or 38%, from $706.0 million at December 31, 1996. Total loans were $694.2 million at September 30, 1997, an increase of $201.6 million, or 41%, from $492.5 million at year-end. Deposits reached $881.3 million, up $263.3 million or 43%, from $618.0 million at year-end 1996. Shareholders' equity rose to $66.9 million, an increase of $24.3 million from the year-end level of $42.6 million due primarily to the proceeds received from the Company's common stock offering and the Company's net earnings for the first nine months of the year.


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


                                                            NINE MONTHS ENDED                            Nine Months Ended
                                                            SEPTEMBER 30, 1997                          September 30, 1996
                                        -----------------------------------------    ----------------------------------------
                                             AVERAGE      INTEREST        RATE            Average      Interest       Rate
                                        --------------- ------------- -----------    -------------- ------------- -----------

Interest bearing deposits with banks       $  16,670     $     690          5.52%      $     31,478      $  1,323        5.60%
Federal funds sold                            58,644         2,379          5.41             43,805         1,733        5.27
Investment securities*                        68,067         2,779          5.44             81,697         3,307        5.40
Loans, net of unearned discount*             598,138        40,409          9.01            332,150        21,063        8.46
                                        --------------- ------------- -----------    -------------- ------------- -----------
Total earning assets                       $ 741,519     $  46,257          8.32%      $    489,130      $ 27,426        7.48%
                                        --------------- ------------- -----------    -------------- ------------- -----------

Interest-bearing deposits                  $ 659,164     $  26,161          5.29%      $    420,109      $ 16,000        5.08%
Term debt and short-term borrowings           13,325           663          6.63             15,949         1,011        8.45
                                        --------------- ------------- -----------    -------------- ------------- -----------
Total interest-bearing liabilities         $ 672,489     $  26,824          5.32%      $    436,058      $ 17,011        5.20%
                                        --------------- ------------- -----------    -------------- ------------- -----------

Taxable equivalent net interest income                   $  19,433                                       $ 10,415
                                                        =============                               =============

Net interest spread                                                         3.00%                                        2.28%
                                                                      ===========                                 ===========

Net interest margin                                                         3.49%                                        2.84%
                                                                      ===========                                 ===========

-------------------------------
* - Interest income on tax advantaged investment securities and loan reflects a tax equivalent adjustment based on a marginal federal corporate tax of 34%. The total tax-equivalent adjustment reflected in the above table is $52,000 and $28,000 in 1997 and 1996, respectively.

The net interest margin increased 0.65% to 3.49% in the first nine months of 1997 from 2.84% for the same period one year ago. The increase in the net interest margin was primarily the result of a shift in the composition of the earning asset portfolio whereby loans constituted approximately 81% of the average earning assets during the nine months ending September 30, 1997 compared to only 68% over the same period one year ago. Contributing to the increase of loans is the fact that the Company is now maintaining the premium finance loans originated by First Premium as assets of the subsidiary banks. First Premium had previously funded its loan generation through a securitization facility whereby most loans were sold into the secondary market, with servicing retained by First Premium. The cost of First Premium's funding was more expensive than the cost of funds that could be provided by the subsidiary banks' deposit base. As such, subsequent to the consummation of the merger in September 1996, First Premium has sold their loan production to the subsidiary banks. On a consolidated basis, the sale of the loans to the banks has resulted in a larger net interest margin in the first three quarters of 1997 as the high yielding insurance premium loans remain on the books of the Company using a lower overall cost of funds. As of September 30, 1997, the subsidiary banks have absorbed virtually all of the loan volume of First Premium.

Additionally, the Company's borrowing costs have been reduced by lower rates charged on term debt. During the first eight months of 1996, each of the predecessor companies were distinct entities with relatively higher borrowing rates. As a result of the consummation of the merger and consolidation of the debt outstanding at each of the predecessor companies, Wintrust was able to secure more favorable interest rate terms from its lender.

Despite an increase in the net interest margin as discussed above, the Company's net interest margin is low compared to industry standards for a variety of reasons. First, as de novo banking institutions, Wintrust's subsidiary banks have been aggressive in providing competitive loan and deposit interest rates to the communities served. Next, Wintrust's subsidiary banks originate primarily high quality loans as opposed to originating higher yielding loans that bring more credit risk with them. Also, the subsidiary banks have purposefully maintained an investment portfolio that is short-term in nature in order to facilitate the funding of quality loan demand as it emerged and to keep the banks in a liquid condition in the event that deposit levels fluctuated. In the current interest rate environment, the short-term investment portfolio has been yielding less than a portfolio with extended maturities; however, management believed that this method of investing was prudent given the de novo status of the banks.

RECONCILIATION OF THE NET INTEREST INCOME ACCORDING TO RATE AND VOLUME VARIANCES

The following table presents a reconciliation of Wintrust's net interest income, calculated on a fully taxable equivalent basis between the nine month periods ended September 30, 1996 and September 30, 1997. The reconciliation sets forth the change in the net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):


 Fully tax equivalent net interest income for the nine months ended September 30, 1996                               $ 10,415
     Change due to average earning assets fluctuations (volume)                                                         5,376
     Change due to interest rate fluctuations (rate)                                                                    2,400
     Change due to rate/volume fluctuations (mix)                                                                       1,242
                                                                                                              -------------------
 Fully tax equivalent net interest income for the nine months ended September 30, 1997                               $ 19,433
                                                                                                              ===================

NONINTEREST INCOME

Total noninterest income decreased approximately $2.3 million, or 38%, to $3.6 million for the first nine months of 1997, as compared with $5.9 million in 1996. The following table presents noninterest income by category (in thousands):

                                                     NINE MONTHS ENDED SEPTEMBER 30,          THREE MONTHS ENDED SEPTEMBER 30,
                                                        1997                 1996                 1997                  1996
                                                 -------------------  -------------------  -------------------  -----------------

Fees on mortgage loans sold                              $  1,496             $  1,023             $    579           $    362
Gains on sale of premium finance loans                          -                2,659                    -                799
Loan servicing fees - Mortgage loans                           69                   41                   26                 16
Loan servicing fees - Securitization                          261                  994                   50                336
Service charges on deposit accounts                           553                  309                  227                124
Trust fees                                                    471                  412                  162                153
Securities gains, net                                           -                   18                    -                 -
Other income                                                  772                  400                   58                180
                                                 -------------------  -------------------  -------------------  -----------------
     Total noninterest income                            $  3,622              $ 5,856              $ 1,102              $ 1,970
                                                 ===================  ===================  ===================  =================

Beginning in the fourth quarter of 1996, First Premium began selling premium finance loans to the Company's banking subsidiaries. Previously, such loans had been sold to a third-party securitization facility whereby gains on the sale of such loans and related servicing fees were recorded. Fee income earned in 1997 by First Premium in conjunction with the sale and servicing of such loans to the subsidiary banks was eliminated as an intercompany transaction. Consequently, gains on the sale of premium finance loans sold and loan servicing fees decreased from 1996 to 1997. Although these income categories declined in 1997, the Company's net interest margin was impacted positively by the additional interest income that the bank subsidiaries earn over the life of such loans.

Fees on mortgage loans sold relate to income derived by the subsidiary banks for services rendered in originating and selling residential real estate loans into the secondary market. Such fees rose 46% in the first nine months of 1997 to $1.5 million from $1.0 million in 1996 due to increased loan volumes.

Service charges on deposit accounts rose 79% to $553,000 for the nine months ended September 30, 1997 from $309,000 from the year ago period. The increase is primarily a result of a 60% increase in deposit balances from September 30, 1996 to September 30, 1997. The majority of service charges on deposit accounts relates to customary fees on accounts in overdraft positions and for returned items on an account. The level of service charges received on deposit accounts is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees increased to $471,000 for the nine months ended September 30, 1997, up 14% from the $412,000 earned in the same period of 1996. The continuing efforts of the trust management team to establish new account relationships and to provide high quality customer service has resulted in a steady increase in trust fees.

Other noninterest income in 1997 increased to $772,000 from $400,000 one year earlier. The increase is primarily related to the settlement of a lawsuit. Excluding the impact of such settlement, other noninterest income remained relatively stable.


NONINTEREST EXPENSE

Total noninterest expense increased approximately $3.2 million, or 20%, to $19.7 million for the first nine months of 1997, as compared with $16.5 million for the same period of 1996. The following table presents noninterest expenses by category (in thousands):

                                               NINE MONTHS ENDED SEPTEMBER 30,          THREE MONTHS ENDED SEPTEMBER 30,
                                                  1997                  1996                1997                  1996
                                             ----------------      ----------------  -------------------    -----------------

  Salaries and employee benefits                 $  10,401               $ 8,133              $ 3,532              $ 2,883
  Net occupancy expense                              1,434                 1,245                  497                  449
  Data processing                                      982                   732                  339                  260
  Advertising and marketing                            932                   710                  360                  282
  Non-recurring merger expenses                          -                   850                    -                    -
  Other                                              5,975                 4,784                2,218                1,465
                                            -----------------      ----------------  -------------------    -----------------
       Total noninterest expense                  $ 19,724              $ 16,454              $ 6,946              $ 5,339
                                            =================      ================  ===================    =================

Salaries and employee benefits increased 28% to $10.4 million for the nine months ended September 30, 1997, as compared with $8.1 million for the same period of the prior year. The increase of approximately $2.3 million is partially the result of one additional bank (Barrington), one additional full-service branch banking facility located in Clarendon Hills, Illinois and a drive-up banking facility in Lake Forest that were in operation during the first nine months of 1997 but were not operational during, or for a substantial portion of, the first nine months of 1996. Barrington accounted for approximately $800,000 of the salaries and employee benefits expense for the nine months ending September 30, 1997. In addition to the increased staffing to support the new banking facilities, the growth in deposit and loan accounts at the previously existing banking locations required additional staffing. Also, contributing to the increase in salaries were normal salary increases.

Occupancy expenses increased 15%, for the nine months ended September 30, 1997 to $1.4 million from $1.2 million for the same period of 1996, due primarily to the addition of Barrington and additional branch locations.

For the nine months ended September 30, 1997, data processing expenses were $1.0 million, or 34%, over the $732,000 expensed in the first nine months of 1996. Data processing expenses are highly dependent on the number of accounts processed by the Banks. As a result, higher deposit and loan balances from the year-ago level of approximately 60% and 68%, respectively, were the primary reason for the increases in this expense category. Additionally, the first nine months of 1997 included data processing costs for Barrington which opened in December 1996.

Marketing expenses increased 31% to $932,000 for the first nine months of 1997 compared to $710,000 for the 1996 period. The continued growth in banking locations caused the higher level of marketing expenditures. Management anticipates proportional increases in marketing expense will be incurred in future quarters as Wintrust continues to establish its base of customers and promotes the opening of additional banking locations.

Non-recurring merger related expenses were $850,000 through the first nine months of 1996. They consist of various legal, accounting, and tax consulting expenses; printing and Securities and Exchange Commission filing expenses; and other applicable expenses to consummate the merger transaction that resulted in the consolidated Wintrust entity. Because the merger was consummated in 1996, no such expenses are applicable in 1997.

Other noninterest expenses increased by 25%, to $6.0 million for the nine months ended September 30, 1997 from $4.8 million for the first nine months of 1996. This category of expenses contains insurance expense, stationary and supplies expense, postage expense, legal fees, audits and examinations expense, amortization of organizational costs, and other sundry expenses. The increase in this category of expenses is generally a result of originating and servicing the growing deposit and loan balances.

Despite the increases in various noninterest expense categories during the first half of 1997 compared to 1996, Wintrust's ratio of noninterest expenses to total average assets declined to 3.2% in 1997 from the 1996 level of 3.9%, excluding the non-recurring merger expenses, reflecting management's commitment to maintaining low overhead costs while providing superior customer service. Additionally, Wintrust's net overhead ratio of 2.6% for the nine months ended September 30, 1997 is approximately the same as the Company's peer group.

INCOME TAXES

The Company recorded an income tax benefit of $2.4 million for the first nine months of 1997, whereas an income tax benefit of approximately $34,000 was recorded in the same period of 1996. Prior to the merger date of September 1, 1996, each of the merging companies except Lake Forest had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits are available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefit recorded in 1997 reflected management's determination that certain of the subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur.

FINANCIAL CONDITION

INTEREST-EARNING ASSETS

Wintrust's consolidated total assets at September 30, 1997 were $973.0 million, a 38% increase from the prior year-end level of $706.0 million, and a 57% increase from the September 30, 1996 level of $621.3 million as a result of strong deposit growth. Total loans at September 30, 1997 were $694.2 million, an increase of 41%, from $492.6 million at the prior year-end, and an increase of 68% from the level one year ago. As can be seen from the table below, the growth in the loan portfolio has been diversified amongst all categories of loans with each categories' percentage to total earning assets staying relatively constant. However, the level of premium finance loans in relation to total earning assets has increased more than other earning assets since the prior year-end. The increase in premium finance receivables reflects the change to internally financing First Premium loans by the Company's banking subsidiaries from being sold through a securitization facility as was done during the first three quarters of 1996.

At September 30, 1997, total securities and other money market investments (i.e. federal funds sold and interest-bearing deposits with banks) were $194.8 million, up 48% from $132.0 million at December 31, 1996, and 29% higher than their year-ago level of $151.2 million. The increase in securities and money market investments is a result of deposit funds being invested in this category as deposit growth has increased at a more rapid pace than the growth in the loan portfolio. As of September 30, 1997, total securities and money market investments  were  comprised  of 14% in  U.S.  Treasury  and  government  agency securities, 26% in short-term interest-bearing deposits with banks, 39% in overnight federal funds sold, and 22% in other debt and equity securities. As a result of the significant growth in deposit and loans, it has been Wintrust's policy to maintain its investment portfolio in short-term, liquid, and diversified high credit quality investments. Wintrust maintained no trading account securities at September 30, 1997 or in any of the other previous reporting periods.

The following table sets forth Wintrust's end of period earning assets by category and their respective balance and percent of total earning assets.


                                            SEPTEMBER 30, 1997              December 31, 1996           September 30, 1996
                                      ----------------------------- ----------------------------- -----------------------------
    Loans:                                BALANCE        PERCENT        Balance        Percent       Balance         Percent
                                      --------------- ------------- --------------- ------------- -------------- --------------
      Commercial and commercial
           real estate                     $237,095           27%        $  182,403          29%        $167,445          30%
      Premium finance                       129,100           15             57,453           9           15,120           3
      Indirect auto                         129,050           15             89,999          15           79,068          14
      Home equity                           110,042           12             87,303          14           80,034          14
      Residential real estate                58,498            6             51,673           8           50,576           9
      Other                                  30,367            3             23,717           4           22,162           4
                                      --------------- ------------- -------------------------------------------- --------------
           Total loans                      694,152           78            492,548          79          414,405          74
                                      --------------- ------------- -------------------------------------------- --------------

    Federal funds sold, money
      market deposits and securities        194,806           22            131,955          21          151,157          26
                                      --------------- ------------- -------------------------------------------- --------------

    Total earning assets                   $888,958          100%        $  624,503         100%        $565,562         100%
                                      =============== ============= ============================================ ==============

DEPOSITS

Total deposits at September 30, 1997 were 43% higher than the year-end 1996 level of $618.0 million and 60% higher than the year-ago level of $549.3 million. The following table sets forth the composition of the deposit balances by category and those categories' relative percentage of the total deposits as of the date specified.

                                    SEPTEMBER 30, 1997                 December 31, 1996               September 30, 1996
                              --------------------------------  -------------------------------- --------------------------------
                                                  PERCENT                           Percent                          Percent
                                 BALANCE          OF TOTAL         Balance          of Total        Balance          of Total
                              ---------------  ---------------  ---------------  --------------- ---------------  ---------------
  Demand                          $  77,136            9%         $   67,164            11%         $  55,523              10%
  NOW                                76,917            9              57,490             9             52,658              10
  Money market                      149,436           17             105,508            17             87,475              16
  Savings                            55,758            6              63,469            10             55,194              10
  Certificates of deposit           522,063           59             324,398            53            298,453              54
                              ---------------  ---------------  ---------------  --------------- ---------------  ---------------

  Total                            $881,310          100%          $ 618,029           100%          $549,303             100%
                              ===============  ===============  ===============  =============== ===============  ===============

The continued growth in deposit accounts for the nine months ended September 30, 1997 is due primarily to the new markets served, new facilities and increase in market share in communities served.

SHAREHOLDERS' EQUITY

Shareholders' equity grew to $66.9 million at September 30, 1997, from $42.6 million at December 31, 1996. The primary components of the change in shareholders' equity are the additional issuance of equity capital through a common stock offering of $20.4 million, year-to-date net income of approximately $3.2 million and the proceeds from the exercise of certain stock options of $754,000. The proceeds of the stock offering in the first quarter were used to retire debt and for general corporate purposes.

During the first half of 1997 the Company completed its direct subscription and community offering of its Common Stock. The aggregate sale was 1,397,512 shares of common stock at a price of $15.50 per share, including 420,000 shares which were underwritten by EVEREN Securities, Inc. The net proceeds (gross proceeds less issuance costs) from the sale of these shares were approximately $20.4 million.

The following table reflects various consolidated measures of capital at September 30, 1997, December 31, 1996 and September 30, 1996:


                                                              SEPTEMBER 30,           December 31,         September 30,
                                                                   1997                   1996                  1996
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          7.3%                 6.4%                   6.5%
Ending tier 1 capital to risk-adjusted asset ratio                      8.6%                 7.3%                   8.9%
Ending total capital to risk-adjusted asset ratio                       9.3%                 8.0%                   9.7%
Dividend payout ratio                                                   0.0%                 0.0%                   0.0%




The Company's consolidated leverage ratio (Tier 1 capital less intangibles/average quarterly assets less intangibles) was 7.3% September 30, 1997 which places the Company above the "well capitalized" regulatory level. Consolidated Tier 1 and total risk-based capital ratios were also above the "well capitalized" regulatory levels at 8.6% and 9.3%, respectively. Based on guidelines established by the Federal Reserve Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted asset ratio of 4.0% and a total capital to risk-adjusted asset ratio of 8.0%. Management is not aware of any known trends, events, regulatory recommendations or uncertainties that will have any adverse effect on Wintrust's capital resources.

ASSET QUALITY

Allowance for Possible Loan Losses
----------------------------------

A reconciliation of the activity in the balance of the allowance for possible loan losses for the nine and three month periods under review is shown as follows (dollars in thousands):

                                                       NINE MONTHS ENDED SEPTEMBER 30,          THREE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------------    --------------------------------------
                                                        1997                 1996                 1997                 1996
                                                    ----------------     ----------------    -----------------    -----------------
  Balance at beginning of period                          $3,636               $2,763               $4,432               $3,378
  Provision for possible loan losses                       2,512                1,344                  958                  451
Loans charged-off
-----------------
  Core banking loans                                         146                  183                   72                   53
  Premium finance                                            722                   92                  136                   42
  Financing leases                                           197                   99                  162                    -
  Indirect auto                                              155                    -                   63                    -
                                                    ----------------     ----------------    -----------------    -----------------
    Total loans charged-offs                               1,220                  374                  433                   95
                                                    ----------------     ----------------    -----------------    -----------------
Recoveries
----------
  Core banking loans                                          42                   16                   22                   15
  Premium finance                                             36                    -                   27                    -
  Financing leases                                             -                    -                    -                    -
  Indirect auto                                                7                    -                    7                    -
                                                    ----------------     ----------------    -----------------    -----------------
      Total recoveries                                        85                   16                   56                   15
                                                    ----------------     ----------------    -----------------    -----------------

  Net loans charged off                                   (1,135)                (358)                (377)                 (80)
                                                    ----------------     ----------------    -----------------    -----------------

  Balance at September 30                                 $5,013               $3,749               $5,013               $3,749
                                                    ================     ================    =================    =================

  Loans at September 30                                 $694,152             $414,405
                                                    ================     ================

  Allowance as a percentage of loans                        0.72%                0.90%
                                                    ================     ================

  Annualized net charge-offs as a percentage of :
        Loans                                               0.22%                0.12%
                                                    ================     ================
        Annualized provision for possible
            loan losses                                    45.17%               26.64%
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

Past Due Loans and Non-performing Assets
----------------------------------------

The following table sets forth the Company's non-performing assets at the periods indicated. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands).

                                                        SEPTEMBER 30,           December 31,          September 30,
                                                             1997                   1996                   1996
                                                             ----                   ----                   ----
Past Due greater than 90 days
     and still accruing:
      Core banking loans                                     $    611              $      75               $    161
      Indirect automobile loans                                     9                     20                     18
      Premium finance loans                                     1,081                      -     *                -    *
                                                      -------------------    -------------------    -------------------
                                                                1,701                     95                    179
                                                      -------------------    -------------------    -------------------

Non-accrual loans:
      Core banking loans                                          277                    448                    743
      Indirect automobile loans                                    40                      -                     21
      Premium finance loans                                     2,597                  1,238     *            1,238    *
                                                      -------------------    -------------------    -------------------
                                                                2,914                  1,686                  2,002
                                                      -------------------    -------------------    -------------------

Total non-performing loans:
      Core banking loans                                          888                    523                    904
      Indirect automobile loans                                    49                     20                     39
      Premium finance loans                                     3,678                  1,238     *            1,238    *
                                                      -------------------    -------------------    -------------------
                                                                4,615                  1,781                  2,181
                                                      -------------------    -------------------    -------------------

Other real estate owned                                             -                      -                      -
                                                      -------------------    -------------------    -------------------

Total non-performing assets                                   $ 4,615                $ 1,781     *          $ 2,181    *
                                                      ===================    ===================    ===================

Total non-performing loans by
  category as a percent of its own
  respective category:
      Core banking loans                                         0.21%                  0.15%                  0.28%
      Indirect automobile loans                                  0.04%                  0.02%                  0.05%
      Premium finance loans                                      2.78%                  2.15%                  8.34%
                                                      -------------------    -------------------    -------------------
      Total loans                                                0.66%                  0.36%                  0.53%
                                                      -------------------    -------------------    -------------------

Total non-performing assets as a
    percentage of total assets:                                  0.47%                  0.25%                  0.35%

Allowance for loan losses as a
    percentage of non-performing loans                          108.64%               204.15%                 171.89%
----------------------------------

* - Information is not comparable to September 30, 1997 amounts. Please refer to the discussion in the paragraph below titled "Non-performing Premium Finance Loans."

Non-performing Core Banking Loans:

Total non-performing loans for the Company's core banking business totaled $887,000 or 0.21% of the Company's core banking loans. The $887,000 is comprised of only twelve loans. The small number of borrowers allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively. Management believes that each of these loans are well secured and are actively being collected. As such, minimal, if any, losses are currently anticipated on these loans.


Non-performing Premium Finance Loans

The major category of non-performing loans at September 30, 1997 is premium finance loans. Due to the nature of the collateral, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, it is important to note that the level of non-performing premium finance loans is not necessarily indicative of the loss inherent in the portfolio. In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically the insured buys an insurance policy from an independent insurance agent or broker who offers financing through First Premium. The insured makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement with First Premium for the balance due, which amount First Premium disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to First Premium by the insured. Under the terms of the Company's standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the loan balance, the interest and other charges due as well. Due to the notification requirements and the time to process the return of the unearned premium by most insurance carriers, many loans will become delinquent beyond 90 days while the processing of the unearned premium to the Company occurs. Management continues to accrue interest in the event that the return of the unearned premium by the insurance carrier is sufficient to pay-off the outstanding principal and contractual interest due.

Total non-performing premium finance loans as of September 30, 1997 were approximately $3.7 million or 2.78% of the outstanding premium finance loan balance. However, for the nine months ended September 30, 1997, management has recorded net charge-offs of only $695,000, or 0.79% of the average outstanding premium finance loan balance on an annualized basis. Management has recently implemented additional collection procedures and systems to reduce the level of net charge-offs on premium finance loans; however, the existing level of net charge-offs of premium finance loans is acceptable based on an average gross yield from interest and late fees in excess of 12%.

The amount of non-performing premium finance loans at December 31, 1996 and September 30, 1996 were significantly less because, prior to October 1996, the Company had sold its originated loans to a securitization facility. In October 1996, the Company began retaining all originated loans, and the Company terminated the securitization facility during the third quarter of 1997. If the loans sold to the securitization facility had been retained by the Company, the level of non-performing premium finance loans would have been approximately as follows at the dates indicated:

                                            Non-performing             Percent of Premium
                                        Premium Finance Loans            Finance Loans
                                                                          Outstanding
                                        -----------------------     -------------------------
September 30, 1997                           $3.7 million                     2.8%
December 31, 1995                            $3.9 million                     3.7%
September 30, 1996                           $3.2 million                     2.9%

Accordingly, the level of non-performing premium finance loans has remained relatively consistent as of the dates indicated based upon the amount of non-performing premium finance loans as a percent of total loans serviced and in absolute dollar terms.

Potential Problem Loans
-----------------------

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets", there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those past maturity more than 45 days, those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of September 30, 1997 and December 31, 1996 were approximately $2.3 million and $1.1 million, respectively.

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

Statement of Financial Accounting Standards No. 130:
---------------------------------------------------

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The statement does not require a specific format for that financial statement but requires that a company display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for both interim and annual financial statements for periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement.

Statement of Financial Accounting Standards No. 131:
---------------------------------------------------

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 was issued in response to requests from financial statement users for additional and better segment information. The statement requires a variety of disclosures to better explain and reconcile segment data so that a user of the financial statements can be better enabled to understand the information and its limitations within the context of the consolidated financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application.

FORWARD-LOOKING STATEMENTS

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

* If market interest rates should move contrary to the Bank's position on interest earning assets and interest bearing liabilities, the "gap" will work against the Banks and their net interest income may be negatively affected.
* The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
* The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace
*    The economic environment may influence growth in loans and deposits.

Subsequent Events - Additional Facilities

On November 12, 1997, Hinsdale Bank opened a new branch facility in Western Springs, Illinois. This branch facility brings the Company's total banking locations to sixteen. Additionally, in October, 1997, the Company filed applications with the appropriate bank regulatory agencies to establish a de novo bank in Crystal Lake, Illinois. The opening of the bank is subject to the approval of the bank regulatory agencies. When approved, this bank will become the sixth bank subsidiary of the Company.

                                     PART II

ITEM 1: LEGAL PROCEEDINGS

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 2: CHANGE IN SECURITIES

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 3: DEFAULTS UNDER SENIOR SECURITIES

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

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: November 14, 1997                     /s/ Edward J. Wehmer
                                            President & Chief Operating Officer

Date: November 14, 1997                     /s/ David A. Dykstra
                                            Executive Vice President
                                            & Chief Financial Officer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 11               Computation of Net Income Per Common Share

Exhibit 27               Financial Data Schedule