Form 10-K
period 1997-12-31
WINTRUST FINANCIAL CORP
filed 1998-03-31
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $115,576,000 as of March 25, 1998. As of March 25, 1998, the registrant had outstanding 8,137,272 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholder's Report for the year ended December 31, 1997 are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 28, 1998 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

ITEM 1.   Business .......................................................   1

ITEM 2.   Properties .....................................................  23

ITEM 3.   Legal Proceedings ..............................................  25

ITEM 4.   Submission of Matters to Vote of Security Holders ..............  25

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters .......................................  25

ITEM 6.   Selected Financial Data ........................................  27

ITEM 7.   Management's Discussion and  Analysis of Financial Condition
               and Results of Operations .................................  27

ITEM 8.   Financial Statements and Supplementary Data ....................  27

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................  27

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant .............  28

ITEM 11.  Executive Compensation .........................................  28

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management .  28

ITEM 13.  Certain Relationships and Related Transactions .................  28

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   29

          Signatures .....................................................  32

                                     PART I

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois Corporation (the "Company"), is a financial services holding company headquartered in Lake Forest, Illinois, with total assets of approximately $1.1 billion at December 31, 1997. The Company engages in community banking and specialty finance through its operating subsidiaries: North Shore Community Bank and Trust Company ("North Shore Bank"); Lake Forest Bank and Trust Company ("Lake Forest Bank"); Hinsdale Bank and Trust Company ("Hinsdale Bank"); Libertyville Bank and Trust Company ("Libertyville Bank"); Barrington Bank and Trust Company, N.A. ("Barrington Bank"); Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"); and First Insurance Funding Corporation ("FIFC") (formerly known as First Premium Services, Inc.). FIFC is a wholly owned subsidiary of Crabtree Capital Corporation which is wholly owner by Wintrust.

Through its banking subsidiaries, Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank (collectively, the "Banks"), the Company provides community-oriented, personal and commercial banking services in affluent suburbs of Chicago, Illinois. Through FIFC, the Company is in the business of originating commercial insurance premium finance loans on a national basis, the majority of which are currently purchased by the Banks.

Effective September 1, 1996, pursuant to the terms of a reorganization agreement dated as of May 28, 1996, which was approved by shareholders of all of the parties, the Company completed a reorganization transaction to combine the separate activities of the holding companies of each of the Company's operating subsidiaries (other than Barrington Bank and Crystal Lake Bank which were opened in December 1996 and December 1997, respectively). As a result of the transaction, the Company (formerly known as North Shore Community Bancorp, Inc., the name of which was changed to Wintrust Financial Corporation in connection with the reorganization) became the parent holding company of each of the separate businesses, and the shareholders and warrant holders of each of the separate holding companies exchanged their shares for Common Stock and their warrants for a combination of shares of Common Stock and Warrants of the Company (the "Reorganization"). The Reorganization was accounted for as a pooling-of-interests transaction and, accordingly, the Company's financial statements have been restated on a combined and consolidated basis to give retroactive effect to the combined operations throughout the reported historical periods.

As a larger, combined financial services company, the Company expects to benefit from greater access to financial and managerial resources while maintaining its commitment to localized decision-making and to its community banking philosophy. Management also believes the Company is positioned to compete more effectively with other larger and more diversified banks, bank holding companies and other financial services companies as it pursues its growth strategy through additional branch openings and de novo bank formations, potential acquisitions or start-ups of specialized finance companies and other expansion.

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

Each of the Banks was founded as a de novo banking organization (i.e., started new) within the last seven years. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. A Lake Bluff branch of this bank was opened in 1994. In 1993, Hinsdale Bank was opened to service the communities of Hinsdale and Burr Ridge. Hinsdale Bank established branch facilities in Clarendon Hills and Western Springs in 1996 and 1997, respectively. In 1994, North Shore Community Bank was started in order to service Wilmette and Kenilworth. North Shore Bank opened branch facilities in Glencoe during 1995, and in Winnetka during 1996 to service Winnetka and Northfield. In 1995, Libertyville Bank was opened to service Libertyville, Vernon Hills and Mundelein. In December 1996, Barrington Bank was opened to service the greater Barrington/Inverness areas. In December 1997, Crystal Lake Bank was opened to serve the Crystal Lake/Cary communities. All Banks are insured by the Federal Deposit Insurance Company ("FDIC") and are subject to regulation, supervision and regular examination by the Illinois State Office of Banks and Real Estate, the Federal Reserve Bank and the Office of the Comptroller of Currency.


NON-BANKING SUBSIDIARIES
------------------------

FIFC commenced operations approximately seven years ago and is headquartered in Deerfield, Illinois. Based on limited industry data available in certain state regulatory filings and FIFC management's experience in and knowledge of the premium finance industry, management estimates that, ranked by loan origination volume, FIFC is one of the top 10 premium finance companies operating in the United States. Loans are originated by FIFC's own sales force, working with medium and large insurance agents and brokers throughout the United States. Insurance premiums are financed primarily for commercial customers' purchase of property and casualty insurance.

         FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in 48 states and the District of Columbia, and has applied for licenses in two additional states. Virtually all of its outstanding loans are commercial accounts.

COMPETITION
-----------

The Company competes in the commercial banking industry through the Banks in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete directly in Cook, DuPage, Lake and McHenry counties with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Banks have developed a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank holding companies, Illinois banking corporations and national banking associations. In addition, the larger banking organizations have significantly greater resources than those that will be available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services.

FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Some of FIFC's competitors are larger and have greater financial and other resources and are better known than FIFC.

FIFC believes that it offers better service and more flexibility with regard to late payments and policy cancellations than affiliates of insurance carriers, banks and other lending institutions. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely purchase of qualifying contracts. FIFC believes that its commitment to account service also distinguishes it from its competitors. It is FIFC's policy to notify the insurance agent when an insured is in default and to assist in collection, if requested by the agent. To the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company's operations could be adversely affected. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.


EMPLOYEES
---------

At December 31, 1997, the Company and subsidiaries employed a total of 262 full-time-equivalent persons, consisting of 98 executives, management and supervisory personnel and 164 clerical employees. The Company and the Banks provide their employees with comprehensive medical and dental plans, life insurance plans, and 401(k) plans. The Company considers its relationship with employees to be good.

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

BANK  HOLDING COMPANY REGULATION

The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder, are collectively the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating the premium finance business conducted by FIFC. Under the BHC Act and Federal Reserve regulations, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

Any person, including associates and affiliates of and groups acting in concert with such person, who purchases or subscribes for five percent or more of the Company's Common Stock may be required to obtain prior approval of the Illinois Commissioner and the Federal Reserve. Under the Illinois Banking Act, any person who thereafter acquires stock of the Company such that its interest exceeds ten percent of the Company, may be required to obtain the prior approval of the Illinois Commissioner and under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the FDIC or OCC, in the case of Barrington Bank and Crystal Lake Bank, and the Federal Reserve before acquiring the power to directly or indirectly direct the management, operations or policies of the Company or the Banks or before acquiring control of 25 percent or more of any class of the Company's or Banks' outstanding voting stock.

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

The Federal Reserve has risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other companies ("Tier 1 Capital"). Tier 2 capital consists of the allowance for loan and lease losses (subject to certain conditions and limitations), perpetual preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock.

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

BANK REGULATION

Under Illinois law, each of North Shore Bank, Lake Forest Bank, Hinsdale Bank and Libertyville Bank are subject to supervision and examination by the Illinois Commissioner. As an affiliate of these Banks, the Company is also subject to examination by the Illinois Commissioner. Barrington Bank and Crystal Lake Bank are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Each of the Banks is a member of the Federal Reserve Bank and, as such, is also subject to examination by the Federal Reserve.

The deposits of the Banks are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (the "FDIA"), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIC requires that the appropriate federal regulatory authority (the Federal Reserve Bank and/or the FDIC in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank and Libertyville Bank, or the OCC, in the case of Barrington Bank and Crystal Lake Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations which place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.

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

Banks located in Illinois had traditionally been restricted as to the number and geographic location of branches which they could establish. The Illinois Banking Act was amended in June 1993, however, to eliminate such branching restrictions. Accordingly, banks located in Illinois are now permitted to establish branches anywhere in Illinois without regard to the location of other banks' main offices or the number of branches previously maintained by the bank establishing the branch.

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

Illinois law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major potential source of the Company's revenue is dividends the Company expects to receive from the Banks, the Company's ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay dividends to the Company.

As Illinois state-chartered banks, none of Lake Forest Bank, North Shore Bank, Hinsdale Bank nor Libertyville Bank may pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Banks, from declaring dividends in any calendar year in excess of its net profit for the year plus the retained net profits for the preceding two years. Similarly, as national associations, Barrington Bank and Crystal Lake Bank may not declare dividends in any year in excess of its net profit for the year plus the retained net profits for the preceding two years. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

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

Insurance of Deposit  Accounts.  Under FDICIA,  as an FDIC-insured  institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC amended the risk-based assessment system and on December 11, 1995, adopted a new assessment rate schedule for BIF insured deposits. The new assessment rate schedule, effective with respect to the semiannual premium assessment beginning January 1, 1996, provides for an assessment range of zero to 0.27% (subject to a $2,000 minimum) of insured deposits depending on capital and supervisory factors. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "less than adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "healthy," "supervisory concern" or "substantial supervisory concern." Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

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

Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves on the first $44.9 million of transaction accounts plus 10.0% on the remainder. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received "satisfactory" ratings from the FDIC on their most recent CRA performance evaluations. As of the date of this report, Barrington Bank and Crystal Lake Bank have not undergone a regulatory CRA performance evaluation.

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

Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Each of the Banks is eligible to accept brokered deposits and may use this funding source from time to time when management deems it appropriate from an asset/liability management perspective.

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

Interstate Banking and Branching Legislation. On September 29, 1994, the Riegle-Neal Interstate Banking and Efficiency Act of 1994 (the "Interstate Banking Act") was enacted. Under the Interstate Banking Act, adequately capitalized and adequately managed bank holding companies will be allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, effective June 1, 1997, banks are permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank can establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

SUPPLEMENTAL STATISTICAL DATA

Pages 1, 30 and 31 of the Annual Report to Shareholders and pages 13-23 of this Report contain supplemental statistical data as required by The Exchange Act Industry Guide 3 which is incorporated into Regulation S-K of the Securities and Exchange Acts. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis which are contained in its 1997 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

Derivative Financial Instruments:
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. The Company currently has not entered into any such derivative financial instruments but may enter into such instruments in the future to manage its market risk positions.

Commitments To Extend Credit And Standby Letters Of Credit:
In addition, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation on any condition established in the contract. Commitments may require collateral from the borrower if deemed necessary by the Company and generally have a fixed expiration date. Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party up to a specified amount and with specific terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

Interest Rate Sensitivity Analysis:
The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and an rate simulation model whereby changes in net income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates. The table on the following page illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated as of December 31, 1997.

                                                                       TIME TO MATURITY OR REPRICING
                                                                       -----------------------------

                                              0-90              91-365               1-5             OVER 5            TOTAL
                                                                                                                       -----
                                              DAYS               DAYS               YEARS            YEARS

                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
   Loans................................      $ 373,156           151,122            168,856            19,497           712,631
   Securities...........................         90,106             2,819             10,057             3,953           106,935
   Interest-bearing bank deposits.......         40,000            45,100                  -                 -            85,100
   Federal funds sold...................         60,836                 -                  -                 -            60,836
   Other................................              -                 -                  -            87,898            87,898
                                         ----------------    --------------    ---------------   ---------------   ---------------
     Total assets.......................      $ 564,098           199,041            178,913           111,348         1,053,400
                                         ================    ==============    ===============   ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   NOW..................................      $  83,301                 -                  -                 -            83,301
   Savings and money market.............        194,896                 -                  -            21,442           216,338
   Time deposits........................        249,521           205,658             96,767            66,116           618,062
   Short term borrowings................         35,493                 -                  -                 -            35,493
   Notes payable........................         20,402                 -                  -                 -            20,402
   Other liabilities....................              -                 -                  -            11,014            11,014
   Shareholders' equity.................              -                 -                  -            68,790            68,790
                                         ----------------    --------------    ---------------   ---------------   ---------------
     Total liabilities and                                        205,658             96,767           167,362         1,053,400
       shareholders' equity..........         $ 583,613
                                         ================    ==============    ===============   ===============   ===============

Rate sensitive assets (RSA).............        564,098           199,041            178,913           111,348

Rate sensitive liabilities (RSL)........                          205,658             96,767           167,362
                                                583,613
                                         ----------------    --------------    ---------------   ---------------

Cumulative gap
  (GAP = RSA - RSL).....................      $(19,515)          (26,132)             56,014                 -
                                         ================    ==============    ===============   ===============

RSA/RSL.................................           0.97              0.97               1.85
RSA/Total assets........................           0.54              0.19               0.17
RSL/Total assets........................           0.55              0.20               0.09

GAP/Total assets........................           (2)%              (2)%                 5%
GAP/RSA.................................           (3)%              (3)%                 6%

While the gap position illustrated above is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net income due to changes in rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rates scenarios. One interest rate scenario utilized is to measure the percentage change in net income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net income over a two-year time horizon due to changes in interest rates, at December 31, 1997, is as follows:

                                                                  +200 BASIS      -200 BASIS
                                                                     POINTS          POINTS
                                                                     ------          ------
Percentage change in net income due to an immediate 200 basis
point change in interest rates over a two-year time horizon           21.8%          (21.6)%

                                                              ---------------  ---------------

                              SECURITIES PORTFOLIO

Tables presenting the carrying amounts and gross unrealized gains and losses for securities held-to-maturity and available-for-sale at December 31, 1997 and 1996 (in thousands) are included by reference to page 16 and page 17 of the 1997 Annual Report to Shareholders and are incorporated herein by reference.

Maturities of securities as of December 31, 1997 by maturity distribution are as follows (in thousands):

                                                                                                   Federal
                                        Within         From 1       From 5 to       After           Agency
                                        1 Year        to 5 years     10 years      10 years      Banks stock        Total
                                    -------------- -------------- ------------- -------------- ---------------- ------------
U.S. Treasury obligations               $ 3,018          6,011              -             -            N/A          9,029
Federal agency obligations               11,201              -              -             -            N/A         11,201
Other                                    78,706          4,046              -             -            N/A         82,752
Federal Agency Bank stock *                 N/A            N/A            N/A           N/A          3,953          3,953
                                    -------------- -------------- ------------- -------------- ---------------- ------------

      Total                             $92,925         10,057              -             -          3,953        106,935
                                    ============== ============== ============= ============== ================ ============

The weighted average yield for each range of maturities of securities is shown below as of December 31, 1997:

                                                                                                   Federal
                                        Within         From 1       From 5 to       After           Agency
                                        1 Year        to 5 years     10 years      10 years      Banks stock        Total
                                    -------------- -------------- ------------- -------------- ---------------- ------------
U.S. Treasury obligations               6.09%          5.22%           -              -              -              5.51%
Federal agency obligations              5.59%           -              -              -              -              5.59%
Other                                   5.69%          5.73%           -              -              -              5.69%
Federal Agency Bank stock *              -              -              -              -              6.28%          6.28%

* -  Includes  stock of the Federal  Reserve  Bank and of the Federal  Home Loan
     Bank.

Securities of a Single Issuer
-----------------------------

There were no securities of any single issuer which had book value in excess of ten percent of shareholders' equity at December 31, 1997.


                                 LOAN PORTFOLIO
Classification of Loans
-----------------------

The following table shows the Company's loan portfolio by category for the five previous fiscal years (in thousands):

December 31                                          1997             1996            1995             1994             1993
-----------                                          ----             ----            ----             ----             ----

Commercial/commercial real estate                  $235,483          182,403         101,271           45,587           13,642
Home equity                                         116,147           87,303          54,592           26,244           13,090
Residential real estate                              61,611           51,673          37,074           26,188           14,095
Premium finance                                     131,952           59,240          15,703           93,349           63,534
Indirect auto                                       139,296           91,211          37,323                -                -
Installment                                          32,153           23,717          14,032            4,865            6,193
                                               -------------    -------------    ------------    -------------    -------------
                                                    716,642          495,547         259,995          196,233          110,554
Less: Unearned finance charges                        4,011            2,999           1,764            2,251            1,278
                                               -------------    -------------    ------------    -------------    -------------
       Total                                       $712,631          492,548         258,231          193,982          109,276
                                               =============    =============    ============    =============    =============

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Equipment loans are generally fully amortized over 24 to 60 months and secured by titles and/or U.C.C. filings. Working capital lines are generally renewable annually and supported by business assets, personal guarantees and often some sort of additional collateral. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. The vast majority of commercial loans are made within the Banks' immediate market areas. The increase can be attributed to additional banking facilities, an emphasis on business development calling programs and superior servicing of existing commercial loan customers which has increased referrals.

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

The following table classifies the commercial loan portfolio category at December 31, 1997 by date at which the loans mature:

                                                                               FROM ONE
                                                              ONE YEAR          TO FIVE            AFTER
                                                              OR LESS            YEARS           FIVE YEARS          TOTAL
                                                              -------            -----           ----------          -----
                                                                                   (IN THOUSANDS)
           Commercial loans and commercial real
             estate  loans......................             $ 142,641           74,228            16,938           233,807
           Commercial paper.....................                 1,676                -                 -             1,676
           Premium finance loans................               131,952                -                 -           131,952

Of those loans maturing after one year, $68.8 million have fixed rates.

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

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks' target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. As of December 31, 1997, indirect auto loans comprised approximately 81.2% of the Company's consumer loan portfolio. Indirect automobile loans are secured by new and used automobiles and are generated by a network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $14,600 and have an original maturity of 36 to 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The risk associated with this portfolio is diversified amongst many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks' stringent credit standards.

Residential real estate mortgages. The residential real estate category includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals, and bridge financing loans for qualifying customers. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago metropolitan area or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. However, the Banks do accommodate customer requests for fixed rate loans by originating and selling the loans into the secondary market, in connection with which the Company receives fee income. A portion of the loans sold by the Banks into the secondary market are to the Federal National Mortgage Association (FNMA) whereby the servicing of those loans is retained. The amount of loans serviced for FNMA as of December 31, 1997 and 1996 were $56.3 million and $33.2 million, respectively. Other than the loans sold to FNMA with servicing retained, the Company does not retain servicing on residential real estate loans sold.

Premium finance loans. The Company internally originates premium finance loans at FIFC which generally sells them to the Banks; however, in the past, FIFC has funded the loans through asset securitization facilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." All premium finance loans, however financed, are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.

FIFC offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. The premium finance loan allows the insured to spread the cost of the insurance policy over time. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC's marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC's own sales force by working with insurance agents and brokers throughout the United States. As of December 31, 1997, FIFC had the necessary licensing and other regulatory approvals to do business in 48 states and the District of Columbia and has applied for licenses in two additional states.

In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The average inital balance of premium finance loans is approximately $17,000 and average term of the agreements is approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company's standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (i.e. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured are not sufficient to cover the a entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the debt. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continual monitor conditions that would indicate an increase in risk factors and to act on situations where the Company's collateral position is in jeopardy.

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

                       RISK ELEMENTS IN THE LOAN PORTFOLIO

For analysis and review of nonaccrual, past due and restructured loans; other real estate owned; potential problem loans; and loan concentrations reference is made to pages 40 and 43 of Management's Discussion and Analysis of Financial Statements of the 1997 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

Analysis of the Allowance for Possible Loan Losses (in thousands)
-----------------------------------------------------------------

                                                            1997            1996            1995            1994          1993
                                                            ----            ----            ----            ----          ----

Balance at beginning of period ..................           $3,636          $2,763          $1,702          $1,357        $  961

Loans charged-off
-----------------
  Residential real estate .......................                -               -               -               -             -
  Commercial and commercial real estate .........              307              22               -              20             -
  Home equity ...................................               13             140              25               -             -
  Premium finance ...............................            1,126             207             247              40             5
  Indirect auto .................................              300             123               -               -             -
  Other loans ...................................              128              28              18               -             -
  Discontinued leasing operations................              241             583             109             205           728
                                                       --------------  -------------- --------------- -----------------------------
    Total loans charged-offs ....................            2,115           1,103             399             265           733
                                                       ==============  ============== =============== =============================

Recoveries
----------
  Residential real estate .......................                -               -               -               -             -
  Commercial and commercial real estate .........               17               -               -               -             -
  Home equity ...................................               62               -               -               -             -
  Premium finance ...............................               77              24              30               3             2
  Indirect auto .................................               26               -               -               -             -
  Other loans ...................................                9              17               -               -             -
  Discontinued leasing operations................                -               -               -               -             -
                                                       --------------  -------------- --------------- -----------------------------
     Total recoveries ...........................              191              41              30               3             2
                                                       ==============  ============== =============== =============================

  Net loans charged-off .........................            1,924           1,062             369             262           731
                                                       --------------  -------------- --------------- -----------------------------

  Provision for possible loan losses ............            3,404           1,935           1,430             607         1,127
                                                       --------------  -------------- --------------- -----------------------------

  Balance at the end of period ..................           $5,116          $3,636          $2,763          $1,702        $1,357
                                                       ==============  ============== =============== =============================

  Average total loans ...........................         $620,801        $347,076        $183,614        $148,209       $79,052
                                                       ==============  ============== =============== =============================

Allowance as percent of year-end total loans                  0.72%           0.74%           1.07%           0.88%         1.24%
                                                       ==============  ============== =============== =============================
  Net loans charged-off to average total loans                0.31%           0.31%           0.20%           0.18%         0.92%
                                                       ==============  ============== =============== =============================
  Net loans charged-off to the provision for
     possible loan losses                                    56.52%          54.88%           25.80          43.16%        64.86%
                                                       ==============  ============== =============== =============================

Both the provision and the allowance are based on an analysis of individual credits, prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. An allocation of the ending allowance for loan losses by major loan type is presented below (dollars in thousands):

Allocation of the Allowance for Loan Losses
-------------------------------------------

                                         DECEMBER 31, 1997                 December 31, 1996               December 31, 1995
                                  --------------------------------  -------------------------------- -----------------------------
                                                     % OF LOANS                       % of loans                     % of loans
                                                       IN EACH                          in each                        in each
                                                    CATEGORY TO                      category to                     category to
                                      AMOUNT         TOTAL LOANS        Amount        total loans       Amount       total loans
                                  ---------------  ---------------  --------------- ---------------  ------------- ---------------

  Residential real estate .....          $  43              9%              $ 34            10%          $   26            14%
  Commercial and
     commercial real estate ...          1,490             33                996            37            1,044             39
  Home equity .................            580             16                402            18              282             21
  Premium finance .............            702             18                288            12              281              6
  Indirect auto ...............            679             19                432            18              190             15
  Other loans .................            218              5                128             5               49              5
  Unallocated .................          1,404              -              1,356             -              891              -
                                  ---------------  ---------------  --------------- ---------------  ------------- ---------------

    Total .....................         $5,116            100%            $3,636           100%          $2,763           100%
                                  ===============  ===============  =============== ===============  ============= ===============

The above allocation is made for analytical purposes. It is not anticipated that charge-offs during the year ending December 31, 1998 will exceed the amount allocated to any individual category of loan. For further review of the loan loss provision and the allowance for possible loan losses reference is made to pages 40 and 41 of Management's Discussion and Analysis of Financial Statements of the 1997 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

Losses incurred during 1997 in the premium finance portfolio exceeded the amount allocated to that category as of December 31, 1996. When the Company allowed the securitization facility to unwind in 1997, the losses inherent in the facility exceeded management's estimates. During 1997, management implemented additional risk measurement systems to assist in better identifying, addressing and quantifying potential losses in the premium finance portfolio and currently believes that the allocation as of December 31, 1997 is reasonable.

                                    DEPOSITS

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 1997 (in thousands):

  Maturing within 3 months .............................         $ 67,332
  After 3 but within 6 months ..........................           37,451
  After 6 but within 12 months .........................           88,942
  After 12 months ......................................           39,865
                                                             --------------

    Total ..............................................         $233,590
                                                             ==============


                           RETURN ON EQUITY AND ASSETS

 The following table presents certain ratios relating to the Company's equity and assets:

Year Ended December 31                                                 1997            1996           1995
                                                                       ----            ----           ----

Return on average total assets                                         0.56%         (0.17)%         0.40%
Return on average common shareholders' equity                          7.88%         (2.33)%         4.66%
Dividend payout ratio                                                  0.00%          0.00%          0.00%

Average equity to average total assets                                 7.2%            7.4%           8.6%
Ending total risk based capital ratio                                  9.4%            8.0%          11.9%
Leverage ratio                                                         6.6%            6.4%           8.5%


                              SHORT-TERM BORROWINGS

The information required in connection with Short-Term Borrowings is contained under the caption "Analysis of Financial Condition - Short-Term Borrowings" in the 1997 Annual Report to Shareholders filed herewith as Exhibit 13.1, and is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's executive offices are located in the main bank facility of Lake Forest Bank. Lake Forest Bank has five physical banking locations. Lake Forest Bank's main bank facility is located at 727 N. Bank Lane, Lake Forest, Illinois, and is a three story, 18,000 square foot brick building. Lake Forest Bank constructed a drive-in, walk-up banking facility on land leased from the City of Lake Forest on the corner of Bank Lane and Wisconsin Avenue in Lake Forest, approximately one block north of the main banking facility. Lake Forest Bank also leases a 1,200 square foot, a full service banking facility at 103 East Scranton Avenue in Lake Bluff; a 2,100 square foot, a full service banking facility on the west side of Lake Forest, Illinois at 810 South Waukegan Road, and a drive-in and walk-up banking facility at 911 S.

Telegraph Road in the West Lake Forest Train Station. Lake Forest maintains automated teller machines at each of its locations except the 810 South Waukegan Road facility. Lake Forest Bank has no offsite automated teller machines.

North Shore Bank currently has four physical banking locations. North Shore Bank owns the main bank facility, a one story brick building that is located at 1145 Wilmette Avenue in downtown Wilmette, Illinois. North Shore Bank also owns a newly constructed 9,600 square foot drive-in, walk-up banking facility at 720 12th Street, approximately one block west of the main banking facility. North Shore Bank also leases a full service banking facility at 362 Park Avenue in Glencoe, Illinois and a branch banking facility in Winnetka, Illinois where it leases approximately 4,000 square feet. Construction is expected to be completed on a drive-in with ATM for the Glencoe branch and a small facility at 4th Street and Linden in Wilmette during the second quarter of 1998. North Shore Bank maintains automated teller machines at each of its locations, except Winnetka, and has no offsite automated teller machines.

Hinsdale Bank currently has four physical banking locations, all of which are owned. The main bank facility is a two story brick building located at 25 East First Street in downtown Hinsdale, Illinois. The 1,000 square foot drive-in, walk-up banking facility at 130 West Chestnut is approximately two blocks west of the main banking facility. Hinsdale Bank also has full service branches in Clarendon Hills and Western Springs. The building in Clarendon Hills has approximately 6,000 square feet of which approximately 3,500 square feet are used for bank purposes and the remainder is leased to unrelated parties. The building in Western Springs is a temporary facility containing approximately 1,500 square feet. A larger, permanent facility in Western Springs is expected to be completed in the third quarter of 1998. Hinsdale Bank maintains 5 ATM machines, one at each location, with the exception of Clarendon Hills which has two. Hinsdale Bank has no offsite automated teller machines.

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

Barrington Bank currently has one physical banking location at 201 South Hough Street in Barrington, Illinois which is a 12,700 square foot, two story frame construction building that has an attached drive-through facility. Barrington Bank has two automated teller machines but no offsite automated teller machines

Crystal Lake Bank's temporary location is a one story building at 12 E. Crystal Lake Avenue in Crystal Lake, Illinois with approximately 1,000 square feet of space. It has no automated teller machines. Crystal Lake Bank has purchased property located at 70 William Street in Crystal Lake and has designed for new construction a two story brick structure. This building will serve as Crystal Lake Bank's main bank facility when construction is completed, currently scheduled for the third quarter of 1998.

FIFC's offices are located at 520 Lake Cook Road, Suite 300, Deerfield, Illinois. FIFC leases approximately 12,000 square feet of office space at a cost of $27,000 per month under a eight-year and nine month lease expiring in the year 2000.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Other than certain restricted shares, the majority of the Common Stock is freely tradable by persons other than those who are currently affiliates of the Company. Prior to March 13, 1997 the principal market for the Company's Common Stock was the over-the-counter (OTC) market where bid and asked prices were quoted on the OTC Bulletin Board. However, on March 13, 1997 the common stock began trading on The Nasdaq National Market under the symbol WTFC. Prior to the Company's listing on The Nasdaq National Market there had not been active trading in the Common Stock. Prior to the Company's Reorganization in September, 1996, there was no established public market for the shares of the Company's predecessor companies.

         The table on the following page sets forth the high and low per share bid prices quoted for the Common Stock during 1997 and the fourth quarter of 1996, the first full quarterly period for which there has been limited trading in the Common Stock. Prior to March 13, 1997, the over-the-counter market quotations reflected inter-dealer prices, without retail mark-up, mark-down or commission and may not have necessarily represented actual transactions. Furthermore, for the period from October 1, 1996 to October 18, 1996, bids for the Common Stock quotations were being maintained by only one market maker.

                                                  1997                                1996
                                                  ----                                ----
                                          HIGH              LOW              HIGH              LOW
                                          ----              ---              ----              ---

Fourth quarter                           $20.50            16.50            15.62             12.50
Third quarter                            $21.13            16.00             N/A               N/A
Second quarter                           $17.25            14.00             N/A               N/A
First quarter                            $16.00            14.25             N/A               N/A

The low bid price for the fourth quarter of 1996 was quoted during the period at the beginning of the quarter when there was only one market maker maintaining quotations on the OTC Bulletin Board.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
---------------------------------------------

As of February 28, 1998 there were approximately 2,820 individual holders of the Company's common stock which has no par value.

DIVIDENDS ON COMMON STOCK
-------------------------

The Company has not previously paid dividends on its common stock but rather has retained earnings to facilitate growth of the Company. Because the Company's consolidated net income consists largely of net income of the Banks and FIFC, the Company's ability to pay dividends depends upon its receipt of dividends from the Banks and FIFC. The Banks' ability to pay dividends is regulated by banking statutes. See "Financial Institution Regulation Generally - Dividend Limitations" on page 8 of this Report. No cash dividends were paid to the Company by the Banks during the years ended December 31, 1997, 1996 and 1995.

In addition, each of Libertyville Bank, Barrington Bank and Crystal Lake Bank is subject to additional restrictions prohibiting the payment of dividends by a de novo bank in its first three years of operations. The de novo periods will end for Libertyville Bank, Barrington Bank and Crystal Lake Bank in October 1998, December 1999 and December 2000, respectively. In addition, the payment of dividends may be restricted under certain financial covenants in the Company's revolving line of credit.

The declaration of dividends is at the discretion of the Company's Board of Directors and depends upon earnings, capital requirements, regulatory limitations, tax considerations, the operating and financial condition of the Company and other factors. Reference is made to note 12 of the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

The Company had no sales of unregistered securities other than those securities previously disclosed in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference. The remaining items required in response to this item for the last five years are presented as follows (in thousands):

                                                             1997           1996           1995            1994           1993
                                                             ----           ----           ----            ----           ----
Net income (loss) from continuing
    operations                                            $  4,846        $ (973)         $1,514        $(2,000)        $(3,146)
Net income (loss) from continuing
     operations per common share - basic                      0.62         (0.16)           0.27          (0.50)          (1.07)
Net income (loss) from continuing
     operations per common share - diluted                    0.60         (0.16)           0.24          (0.50)          (1.07)
Preferred stock                                                  -              -            503             503             503
Cash dividends declared per common share                         -              -              -               -               -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and supplementary data contained in the Annual Report to Shareholders. See pages 14 to 16 of this Report for discussion of Item 7A, "Quantitative and Qualitative Disclosers of Market Risk".


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

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 28, 1998 under the caption "Management" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption "Certain Transactions," and is incorporated herein by reference.

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Report:

        1., 2. Financial Statements and Schedules
               ----------------------------------

        The Consolidated Financial Statements are incorporated by reference to the following pages from the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13.1:


                                                                            Page
                                                                            ----
          Consolidated Statements of Condition                              10
          Consolidated Statements of Income                                 11
          Consolidated Statements of Changes in Shareholders' Equity        12
          Consolidated Statements of Cash Flows                             13
          Notes to Consolidated Financial Statements                       14-26
          Independent Auditors' Report                                      27

        No schedules are required to be filed with this report.

        3. Exhibits (Exhibits marked with a "*" denote management contracts or
           --------
                    compensatory plans or arrangements)

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

        10.2 First Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle National Bank, dated March 1, 1997. (incorporated by reference to Exhibit 10.29 to Registrant's Form 10-K, filed with the Securities and Exchange Commission on March 28, 1997).

        10.3 Second Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle National Bank, dated March 1, 1997.

        10.4 Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22,
                1996).*

        10.5 Lake Forest Bank & Trust Company Lease for drive-up facility located at the corner of Bank Lane & Wisconsin Avenue, Lake Forest, Illinois, dated December 11, 1992 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

        10.6 Lake Forest Bank & Trust Company Lease for banking facility located at 810 South Waukegan Road, Lake Forest, Illinois (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.7 Lake Forest Bank & Trust Company Lease for banking facility located at 666 North Western Avenue, Lake Forest, Illinois, dated July 19, 1991 and Amendment (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

        10.8 Lake Forest Bank & Trust Company Lease for banking facility located at 103 East Scranton Avenue, Lake Bluff, Illinois, dated November 1, 1994 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

        10.9 North Shore Bank & Trust Company Lease for banking facility located at 362 Park Avenue, Glencoe, Illinois, dated July 27, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.10 North Shore Bank & Trust Company Lease for banking facility located at 794 Oak Street, Winnetka, Illinois, dated June 16, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.11 Barrington Bank and Trust Company Lease for property located at 202A South Cook Street, Barrington, Illinois, dated December 29, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24,
                1996).

        10.12 Real Estate Contract by and between Wolfhoya Investments, Inc. and Amoco Oil Company, dated March 25, 1996, and amended as of __________, 1996, relating to the purchase of property located at 201 South Hough, Barrington, Illinois (incorporated by reference to Exhibit 10.25 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

        10.13 Form of Employment Agreement (entered into between the Company and each of Howard D. Adams, Chairman and Chief Executive Officer, and Edward J. Wehmer, President) (incorporated by reference to Exhibit 10.26 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996). The Company entered into Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice President-Marketing, and Lloyd M. Bowden, Executive Vice President-Technology during 1997 in substantially identical form to the exhibit incorporated by reference herein this Exhibit 10.13. *

        10.14 First Premium Services, Inc. Lease, as amended, for corporate offices located at Lake Cook Road, Deerfield, Illinois (incorporated by reference to Exhibit 10.27 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on January 24,
                1997).

        10.15 Lake Forest Bank & Trust Company Lease for drive-up and walk-up facility located at 911 South Telegraph Road, Lake Forest, Illinois, dated November 7, 1996 (incorporated by reference to
                Exhibit 10.28 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

        10.16 Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Notice of the
                                                 ----------
                May 22, 1997 Annual Meeting of Shareholders and Proxy Statement of the Company). *

        10.17 Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Notice of the
                                                 ----------
                May 22, 1997 Annual Meeting of Shareholders and Proxy Statement of the Company). *

        13.1    Annual Report to Shareholders.

        21.1    Subsidiaries of the Registrant.

        23.     Consent of Independent Auditors.

        27.1    Financial Data Schedule.


(b)     Reports on Form 8-K

 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION

HOWARD D. ADAMS                   HOWARD D. ADAMS                March 25, 1998
                                  ------------------------------
                                  Chief Executive Officer

DAVID A. DYKSTRA                  DAVID A. DYKSTRA                March 25, 1998
                                  ------------------------------
                                  Executive Vice President & Chief
                                  Financial Officer
                                  (Principal Financial and Accounting
 Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HOWARD D. ADAMS                   HOWARD D. ADAMS                 March 25, 1998
                                  ------------------------------
                                  Chairman of the Board of Directors

EDWARD J. WEHMER                  EDWARD J. WEHMER                March 25, 1998
                                  ------------------------------
                                  President and Director

ALAN W. ADAMS                     ALAN W. ADAMS                   March 25, 1998
                                  ------------------------------
                                  Director

JOSEPH ALAIMO                     JOSEPH ALAIMO                   March 25, 1998
                                  ------------------------------
                                  Director

PETER CRIST                       PETER CRIST                     March 25, 1998
                                  ------------------------------
                                  Director

MAURICE F. DUNNE, JR.             MAURICE F. DUNNE, JR.           March 25, 1998
                                  ------------------------------
                                  Director

WILLIAM C. GRAFT                  WILLIAM GRAFT                   March 25, 1998
                                  ------------------------------
                                  Director

KATHLEEN R. HORNE                 KATHLEEN R. HORNE               March 25, 1998
                                  ------------------------------
                                  Director

EUGENE HOTCHKISS III              EUGENE HOTCHKISS III            March 25, 1998
                                  ------------------------------
                                  Director

JOHN S. LILLARD                   JOHN S. LILLARD                 March 25, 1998
                                  ------------------------------
                                  Director

JAMES E. MAHONEY                  JAMES E. MAHONEY                March 25, 1998
                                  ------------------------------
                                  Director

JAMES B. MCCARTHY                 JAMES B. MCCARTHY               March 25, 1998
                                  ------------------------------
                                  Director

MARQUERITE SAVARD MCKENNA         MARQUERITE SAVARD MCKENNA       March 25, 1998
                                  ------------------------------
                                  Director

ALBIN F. MOSCHNER                 ALBIN F. MOSCHNER               March 25, 1998
                                  ------------------------------
                                  Director

HOLLIS W. RADEMACHER              HOLLIS W. RADEMACHER            March 25, 1998
                                  ------------------------------
                                  Director

J. CHRISTOPHER REYES              J. CHRISTOPHER REYES            March 25, 1998
                                  ------------------------------
                                  Director

PETER RUSIN                       PETER RUSIN                     March 25, 1998
                                  ------------------------------
                                  Director

JOHN N. SCHAPER                   JOHN N. SCHAPER                 March 25, 1998
                                  ------------------------------
                                  Director

JOHN J. SCHORNACK                 JOHN J. SCHORNACK               March 25, 1998
                                  ------------------------------
                                  Director

JANE R. STEIN                     JANE R. STEIN                   March 25, 1998
                                  ------------------------------
                                  Director

KATHARINE V. SYLVESTER            KATHARINE V. SYLVESTER          March 25, 1998
                                  ------------------------------
                                  Director

LEMUEL H. TATE, JR.               LEMUEL H. TATE, JR.             March 25, 1998
                                  ------------------------------
                                  Director

LARRY WRIGHT                      LARRY WRIGHT                    March 25, 1998
                                  ------------------------------
                                  Director

                                  EXHIBIT INDEX

Exhibit Number                                                                                   Page Number of
Regulation                                                                                       Sequentially
S-K, Item 601                                                                                    Numbered Copy
-------------                                                                                    -------------
                (Exhibits marked with a "*" denote management contracts or compensatory plans or arrangements)

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

        10.2    First  Amendment to Loan Agreement  between  Wintrust  Financial
                Corporation  and  LaSalle  National  Bank,  dated March 1, 1997.
                (incorporated by reference to Exhibit 10.29 to Registrant's Form
                10-K, filed with the Securities and Exchange Commission on March
                28, 1997).

        10.3    Second Amendment to Loan Agreement  between  Wintrust  Financial
                Corporation and LaSalle National Bank, dated March 1, 1997.

        10.4    Form  of  Wintrust  Financial   Corporation   Warrant  Agreement
                (incorporated  by reference to Exhibit  10.29 to Amendment No. 1 to Registrant's Form S-4 Registration  Statement (No. 333-4645),
                filed with the  Securities  and Exchange  Commission on July 22,
                1996).*

        10.5 Lake Forest Bank & Trust Company Lease for drive-up facility located at the corner of Bank Lane & Wisconsin Avenue, Lake
                Forest, Illinois, dated December 11, 1992 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's
                Form S-4  Registration  Statement (No.  333-4645) filed with the
                Securities and Exchange Commission on July 22, 1996).

        10.6 Lake Forest Bank & Trust Company Lease for banking facility located at 810 South Waukegan Road, Lake Forest, Illinois
                (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to
                Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.7 Lake Forest Bank & Trust Company Lease for banking facility located at 666 North Western Avenue, Lake Forest, Illinois, dated July 19, 1991 and Amendment (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4
                Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

        10.8 Lake Forest Bank & Trust Company Lease for banking facility located at 103 East Scranton Avenue, Lake Bluff, Illinois, dated
                November 1, 1994  (incorporated  by reference to Exhibit 10.6 to
                Amendment No. 1 to Registrant's Form S-4 Registration  Statement
                (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

        10.9 North Shore Bank & Trust Company Lease for banking facility located at 362 Park Avenue, Glencoe, Illinois, dated July 27,
                1995 (incorporated by reference to Exhibit 10.6 to Amendment No.
                1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.10 North Shore Bank & Trust Company Lease for banking facility located at 794 Oak Street, Winnetka, Illinois, dated June 16,
                1995 (incorporated by reference to Exhibit 10.6 to Amendment No.
                1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.11   Barrington Bank and Trust Company Lease for property  located at
                202A South Cook Street, Barrington, Illinois, dated December 29,
                1995   (incorporated  by  reference  to  Exhibit  10.24  of  the
                Company's Form S-1  Registration  Statement (No 333-18699) filed with the  Securities  and  Exchange  Commission  on December 24,
                1996).

        10.12   Real Estate Contract by and between Wolfhoya  Investments,  Inc.
                and Amoco Oil Company,  dated March 25, 1996,  and amended as of
                __________,  1996,  relating to the purchase of property located at  201  South  Hough,  Barrington,  Illinois  (incorporated  by
                reference   to  Exhibit   10.25  of  the   Company's   Form  S-1
                Registration  Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

        10.13   Form of Employment  Agreement  (entered into between the Company and each of  Howard  D.  Adams,  Chairman  and  Chief  Executive
                Officer,  and  Edward J.  Wehmer,  President)  (incorporated  by
                reference   to  Exhibit   10.26  of  the   Company's   Form  S-1
                Registration  Statement (No 333-18699) filed with the Securities and  Exchange  Commission  on December  24,  1996).  The Company
                entered  into  Employment  Agreements  with  David  A.  Dykstra,
                Executive Vice President and Chief Financial Officer,  Robert F.
                Key,  Executive Vice  President-Marketing,  and Lloyd M. Bowden,
                Executive Vice President-Technology during 1997 in substantially identical form to the exhibit  incorporated by reference  herein this Exhibit 10.13. *

        10.14   First Premium  Services,  Inc. Lease, as amended,  for corporate
                offices   located  at  Lake  Cook  Road,   Deerfield,   Illinois
                (incorporated  by reference to Exhibit  10.27 to Amendment No. 1 of the Company's Form S-1 Registration  Statement (No 333-18699)
                filed with the Securities and Exchange Commission on January 24,
                1997).

        10.15 Lake Forest Bank & Trust Company Lease for drive-up and walk-up facility located at 911 South Telegraph Road, Lake Forest,
                Illinois,  dated November 7, 1996  (incorporated by reference to
                Exhibit  10.28  to  Amendment  No. 1 of the  Company's  Form S-1
                Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

        10.16   Wintrust   Financial   Corporation  1997  Stock  Incentive  Plan
                (incorporated  by  reference  to Appendix A of the Notice of the
                                                 ----------
                May 22, 1997 Annual Meeting of Shareholders  and Proxy Statement
                of the Company). *

        10.17   Wintrust  Financial  Corporation  Employee  Stock  Purchase Plan
                (incorporated  by  reference  to Appendix B of the Notice of the
                                                 ----------
                May 22, 1997 Annual Meeting of Shareholders  and Proxy Statement
                of the Company). *

        13.1    Annual Report to Shareholders.

        21.1    Subsidiaries of the Registrant.

        23.     Consent of Independent Auditors.

        27.1    Financial Data Schedule.

                                     - 36 -