Form 10-Q
period 1998-03-31
WINTRUST FINANCIAL CORP
filed 1998-05-15
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                         Commission File Number 0-21923


                         WINTRUST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Illinois                                   36-3873352
-----------------------------------------  -------------------------------------
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

Common Stock - no par value, 8,148,772 shares, as of May 13, 1998.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

ITEM 1.  Financial Statements and Notes (Unaudited)_____________________   1-6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations______________________________________   7-24


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings  ____________________________________________    25

ITEM 2.  Changes in Securities  ________________________________________    25

ITEM 3.  Defaults Under Senior Securities  _____________________________    25

ITEM 4.  Matters Submitted to a Vote of Security Holders _______________    25

ITEM 5.  Other Information _____________________________________________    25

ITEM 6.  Exhibits and Reports on Form 8-K  _____________________________    25

         Signatures_____________________________________________________    26

         Exhibit Index__________________________________________________    27

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(IN THOUSANDS)
                                                                    MARCH 31,          December 31,         March 31,
ASSETS                                                                 1998                1997               1997
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks-noninterest bearing                           $     33,822          $  32,158        $     23,976
Federal funds sold                                                          36,701             60,836              46,319
Interest-bearing deposits with banks                                        71,271             85,100              15,001
Available-for-Sale securities, at market value                             183,443            101,934              62,650
Held-to-Maturity securities, at amortized cost                               5,001              5,001               5,001
Loans, net of unearned income                                              758,235            712,631             566,894
    Less: Allowance for possible loan losses                                 5,665              5,116               4,073
--------------------------------------------------------------------------------------------------------------------------
    Net loans                                                              752,570            707,515             562,821
Premises and equipment, net                                                 48,418             44,206              31,892
Accrued interest receivable and other assets                                18,993             14,894              14,997
Goodwill and organizational costs                                            1,708              1,756               1,914
--------------------------------------------------------------------------------------------------------------------------

    Total assets                                                      $  1,151,927       $  1,053,400          $  764,571
==========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                                                   $    95,705          $  92,840         $    74,850
 Interest bearing                                                          950,029            824,861             607,343
--------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                      1,045,734            917,701             682,193

Short-term borrowings                                                            -             35,493                   -
Notes payable                                                               22,903             20,402               6,503
Other liabilities                                                           13,326             11,014              12,344
--------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                    1,081,963            984,610             701,040
--------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred stock                                                                -                  -                   -
  Common stock                                                               8,137              8,118               7,997
  Surplus                                                                   72,796             72,646              71,678
  Common stock warrants                                                        100                100                 100
  Retained deficit                                                         (11,075)           (12,117)            (16,234)
  Accumulated other comprehensive income                                         6                 43                 (10)
--------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                              69,964             68,790              63,531
--------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                         $ 1,151,927        $ 1,053,400           $ 764,571
==========================================================================================================================

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
PERIODS ENDED MARCH 31, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED
                                                          MARCH 31
-----------------------------------------------------------------------------
                                                     1998           1997
-----------------------------------------------------------------------------

Interest income                                      $ 19,900       $ 13,078
Interest expense                                       11,896          7,826
-----------------------------------------------------------------------------
Net interest income                                     8,004          5,252

Provision for possible loan losses                      1,267            679
-----------------------------------------------------------------------------

Net interest income after provision for
  possible loan losses                                  6,737          4,573

Noninterest income                                      1,683          1,592
Noninterest expense                                     7,932          6,354
-----------------------------------------------------------------------------

Income before income taxes                                488           (189)

Income tax (benefit) expense                             (554)          (918)
-----------------------------------------------------------------------------

Net income (loss)                                     $ 1,042          $ 729
=============================================================================


EARNINGS PER SHARE DATA:
-----------------------

Net income (loss) per common share - Basic             $ 0.13         $ 0.11
=============================================================================

Net income (loss) per common share - Diluted           $ 0.12         $ 0.10
=============================================================================

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                                                        OTHER
                                          COMPRE-                                                      COMPRE-        TOTAL
                                          HENSIVE     COMMON                             RETAINED      HENSIVE    SHAREHOLDERS'
                                          INCOME       STOCK      SURPLUS    WARRANTS    (DEFICIT)     INCOME         EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         $    6,603 $    52,871    $    100   $ (16,963)       $    9    $    42,620

Comprehensive Income
Net income                                      729              -           -           -      729                -         729
Other Comprehensive Income, net of tax
   Unrealized gains (losses), net of
    reclassification adjustment                 (19)             -           -           -            -       (19)           (19)
                                        ------------
Comprehensive income                       $    710
                                        ============

Common stock issued upon exercise
   of stock options                                          16          79              -            -            -          95

Common stock issued in conjunction with
    public offering, net of issuance costs                1,378      18,728              -            -            -      20,106

----------------------------------------            -----------------------------------------------------------------------------
Balance at March 31, 1997                              $  7,997   $  71,678      $  100   $ (16,234)        $ (10)     $  63,531
========================================            =============================================================================


Balance at December 31, 1997                         $    8,118 $    72,646    $    100   $ (12,117)         $ 43    $    68,790

Comprehensive Income
Net income                                    1,042              -           -           -    1,042                -       1,042
Other Comprehensive Income, net of tax
   Unrealized gains (losses), net of
    reclassification adjustment                 (37)             -           -           -            -       (37)           (37)
                                        ------------
Comprehensive income                     $    1,005
                                        ============

Common stock issued upon exercise
   of stock options                                          19         150              -            -            -         169

----------------------------------------            -----------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                              $  8,137   $  72,796      $  100    ($11,075)          $ 6      $  69,964
========================================            =============================================================================

                                                                 PERIODS ENDING MARCH 31
                                                                   1998        1997
                                                                 --------    --------
Disclosure of reclassification amount:
Unrealized holding gains arising during the period                    $ (37)      $ (19)
Less: reclassification adjustment for gains included in net income        -           -
                                                                ------------------------
Unrealized gain on securities                                         $ (37)      $ (19)
                                                                ------------------------


WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
-----------------------------------------------------------------------------------------------------
                                                                         1998              1997
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                             $    1,042            $ 729
  Adjustments to reconcile net income to net cash
        used for, or provided by, operating activities:
    Provision for possible loan losses                                        1,267              679
    Depreciation and amortization                                               638              518
    Deferred income tax benefit                                                (554)            (918)
    Net accretion/amortization of investment securities                          80             (163)
    Decrease (increase) in other assets, net                                 (3,546)           2,288
    Increase (decrease) in other liabilities, net                             2,275           (3,949)
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                          1,202             (816)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                 144,564           30,170
  Purchases of Available-for-Sale securities                               (226,153)         (23,270)
  Net decrease in interest bearing deposits                                  13,829            3,731
  Net increase in loans                                                     (46,321)         (74,587)
  Purchases of premises and equipment, net                                   (4,802)          (2,102)
-----------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                     (118,883)         (66,058)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                              128,033           64,164
  Decrease in short-term borrowings, net                                    (35,493)          (7,058)
  Proceeds from notes payable                                                 2,501                -
  Repayment of notes payable                                                      -          (15,554)
  Issuance of common stock, net of issuance costs                               169           20,201
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    95,210           61,753
-----------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (22,471)          (5,121)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             92,994           75,416
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  70,523        $  70,295
=====================================================================================================

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     ---------------------


The consolidated financial statements of Wintrust Financial Corporation and Subsidiaries ("Wintrust" or "Company") presented herein are unaudited, but in the opinion of management reflect all necessary adjustments for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements.

Wintrust is a multi-bank holding company currently engaged in the business of providing financial services through its banking subsidiaries to customers in the Chicago metropolitan area and financing the payment of insurance premiums, on a national basis, through its subsidiary, First Insurance Funding Corporation ("FIFC"). FIFC is a wholly owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly owned subsidiary of Wintrust. As of March 31, 1998, Wintrust owned six bank subsidiaries ("Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest"), Hinsdale Bank & Trust Company ("Hinsdale"), North Shore Community Bank & Trust Company ("North Shore"), Libertyville, Bank & Trust Company ("Libertyville"), Barrington Bank & Trust Company ("Barrington") and Crystal Lake Bank & Trust Company ("Crystal Lake").

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year.

(2)  Cash and Cash Equivalents
     -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks and federal funds sold which have an original maturity of 90 days or less.

(3)  Earnings Per Share
     ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 supersedes APB Opinion 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock.

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of this entity.

SFAS No. 128 was effective for financial statements for both interim and annual periods after December 15, 1997. Accordingly, EPS amounts have been presented in accordance with SFAS No. 128 for 1998 and prior periods have been restated to conform to the requirements of such statement.

(4)  Comprehensive Income
     --------------------

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The statement does not require a specific format for that financial statement but requires that a company display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for both interim and annual financial statements for periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company is disclosing comprehensive income in the Statement of Changes in Shareholders' Equity.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Wintrust Financial Corporation ("Wintrust" or "Company") is a multi-bank holding company currently engaged in the business of providing financial services primarily through its banking subsidiaries to customers in the Chicago metropolitan area and financing the payment of insurance premiums, on a national basis, through its subsidiary, First Insurance Funding Corporation ("FIFC"). FIFC, formerly known as First Premium Services, Inc., is a wholly owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly owned subsidiary of Wintrust. As of March 31, 1998, Wintrust owned six bank subsidiaries ("Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest"), Hinsdale Bank & Trust Company ("Hinsdale"), North Shore Community Bank & Trust Company ("North Shore"), Libertyville Bank & Trust Company ("Libertyville"), Barrington Bank & Trust Company, N.A. ("Barrington") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake").

The consolidated Wintrust entity was formed on September 1, 1996 through a merger transaction whereby the holding companies of Lake Forest, Hinsdale, Libertyville and FIFC were merged with newly formed wholly-owned subsidiaries of North Shore Community Bancorp, Inc. (which changed its name to Wintrust Financial Corporation concurrent with the merger). The merger transaction was accounted for in accordance with the pooling-of-interests method of accounting for a business combination. Accordingly, the consolidated financial statements included herein reflect the combination of the historical financial results of the five entities and the recorded assets and liabilities have been carried forward to the consolidated company at their historical cost. On December 1, 1997 the holding companies of Lake Forest, Hinsdale and Libertyville were merged into Wintrust.

Crystal Lake opened in December, 1997 at a temporary banking location in downtown Crystal Lake. Accordingly, the Company's consolidated financial statements reflects the financial condition and results of operations of Crystal Lake since the date of opening.

The existing operating subsidiaries have all started operations within the last eight years. Each of the operating subsidiaries were started in an effort to fulfill a financial services need in the banking and insurance premium financing industries. Lake Forest, Hinsdale, North Shore, Libertyville, Barrington and Crystal Lake began banking operations in December 1991, October 1993, March 1994, October 1995, December 1996 and December 1997, respectively. Subsequent to those initial dates of operations, each of the banks, except Libertyville, Barrington and Crystal Lake have established additional full service banking facilities. FIFC began operations in 1990 and is primarily involved in the financing of insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. Since its commencement of operations, FIFC has consistently expanded its umbrella of operations to include additional states in which it can operate. As such, Wintrust is a growth oriented company which is still undertaking to establish additional market share in the communities and industries it serves.

The management of Wintrust presents the following discussion and analysis of its financial condition as of March 31, 1998, compared with December 31, 1997, and March 31, 1997, and the results of operations for the periods ending March 31, 1998 and 1997. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements contained in this report.

OVERVIEW

Wintrust reported net income for the quarter ended March 31, 1998 of $1,042,000 compared to net income of $729,000 in the first quarter of the prior year. A significant factor contributing to the net income was the recording of net tax benefits of $554,000 and $918,000 in the three month periods ending March 31, 1998 and 1997, respectively. The income tax benefits recorded in 1998 and 1997 reflect management's determination that certain of the Company's subsidiaries earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously recognized was more likely than not to occur. Excluding the impact of income taxes, the Company recorded operating income of $488,000 and an operating loss of $189,000 in the first quarters of 1998 and 1997, respectively. The improvement in operating results was due to the enhanced performance of the Company's five banking subsidiaries that existed as of March, 1997. The improvement accomplished at those subsidiaries, however, was offset by (a) an expected pre-tax loss in the first quarter of 1998 of approximately $245,000 at the newest de novo bank, Crystal Lake, (opened December 1997), and (b) start up costs associated with branch banking facilities opened in Glencoe (March 1998) and Western Springs, Illinois (November 1997) Additionally, the 1998 results were negatively impacted by an increased provision for loan losses of $1.3 million compared with $679,000 in the first quarter of 1997.

The loss in 1997 was attributable in part to start up costs associated with full service banking operations in (a) Barrington, Illinois via a newly chartered de novo bank during December, 1996, and (b) branch banking facilities in Lake Forest (February 1997), Clarendon Hills (August 1996), and Winnetka, Illinois (May 1996). Generally, a community bank's results of operations are reliant upon the net interest income to produce an overall profit for the bank. However, as these banking locations were only operational for less than one year, the revenues generated through the net interest income were not sufficient to offset organizational expenses and the overhead established to support full service banking operations, as has been typical during the first twelve to fifteen months of the Company's start-up banking operations and was anticipated by management during its planning of these facilities.

Total assets were $1.15 billion at March 31, 1998, up approximately $98.5 million, or 9%, from $1.05 billion at December 31, 1997. Total loans were $758.2 million at March 31, 1998, an increase of $45.6 million, or 6%, from $712.6 million at year-end. Deposits reached $1,045.7 million, up $128.0 million or 14%, from $917.7 million at year-end 1997. Shareholders' equity rose to $70.0 million, an increase of $1.2 million from the year-end level of $68.8 million due primarily to the Company's net earnings for the first three months of the year.

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

                                                     THREE MONTHS ENDED                          Three Months Ended
                                                        MARCH 31, 1998                              March 31, 1997
                                         --------------- ------------- -----------    -------------- ------------- -----------
                                              AVERAGE      INTEREST        RATE            Average      Interest       Rate
                                         --------------- ------------- -----------    -------------- ------------- -----------

Interest bearing deposits with banks        $  70,510     $     990        5.62%        $  16,167     $     227        5.62%
Federal funds sold                             60,122           813        5.41            51,213           651        5.09
Investment securities*                        121,942         1,729        5.67            72,136           970        5.38
Loans, net of unearned discount*              729,496        16,388        8.99           516,717        11,257        8.71
                                         --------------- ------------- -----------    -------------- ------------- -----------
Total earning assets                        $ 982,070     $  19,920        8.11%        $ 656,233     $  13,105        7.99%
                                         --------------- ------------- -----------    -------------- ------------- -----------

Interest-bearing deposits                   $ 877,652     $  11,514        5.25%        $ 580,814     $   7,481        5.15%
Term debt and short-term borrowings            22,269           382        6.86            19,833           345        6.96
                                         --------------- ------------- -----------    -------------- ------------- -----------
Total interest-bearing liabilities          $ 899,921     $  11,896        5.29%        $ 600,647     $   7,826        5.21%
                                         --------------- ------------- -----------    -------------- ------------- -----------

Taxable equivalent net interest income                    $   8,024                                   $   5,279
                                                         =============                               =============

Net interest spread                                                        2.82%                                       2.78%
                                                                       ===========                                 ===========

Net interest margin                                                        3.27%                                       3.22%
                                                                       ===========                                 ===========
-------------------------------

* - Interest income on tax advantaged investment securities and loan reflects a tax equivalent adjustment based on a marginal federal corporate tax of 34%. The total tax-equivalent adjustment reflected in the above table is $20,000 and $27,000 in 1998 and 1997, respectively.

The net interest margin increased slightly to 3.27% in the first three months of 1998 from 3.22% for the same period one year ago. Positive factors driving the net interest margin higher included increased yields on loans, securities and federal funds along with lower yields on term debt and short-term borrowings. Offsetting these factors was an increase in rates paid on deposits of 10 basis points and a slight shift in the mix of interest earning assets whereby average loans as a percentage of average earning assets declined to 74% in 1998 from 79% in 1997.

Despite an increase in the net interest margin as discussed above, the Company's net interest margin is low compared to industry standards for a variety of reasons. First, as de novo banking institutions, Wintrust's subsidiary banks have been aggressive in providing competitive loan and deposit interest rates to the communities served. In addition, Wintrust's subsidiary banks originate primarily high quality loans as opposed to originating higher yielding loans that bring more credit risk with them. Finally, the newer de novo banks in the Company, such as Crystal Lake and Barrington, typically have lower loan-to-deposit ratios than the original four Wintrust banks because loan growth is slower to develop in new markets than deposit growth.

RECONCILIATION OF THE NET INTEREST INCOME ACCORDING TO RATE AND VOLUME VARIANCES

The following table presents a reconciliation of Wintrust's net interest income, calculated on a fully taxable equivalent basis between the three month periods ended March 31, 1997 and March 31, 1998. The reconciliation sets forth the change in the net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

Fully tax equivalent net interest income for the three months ended March 31, 1997..............    $ 5,279
     Change due to average earning assets fluctuations (volume).................................      2,623
     Change due to interest rate fluctuations 79(rate)..........................................         79
     Change due to rate/volume fluctuations (mix)...............................................         43
                                                                                                   ---------
Fully tax equivalent net interest income for the three months ended March 31, 1998..............    $ 8,024
                                                                                                   =========

NONINTEREST INCOME

Total noninterest income increased approximately $91,000, or 6%, to $1.7 million for the first three months of 1998, as compared with $1.6 million in 1997. The following table presents noninterest income by category (in thousands):

                                                        THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------------------
                                                        1998                    1997
                                                 -------------------      ------------------
Fees on mortgage loans sold                              $  1,191                 $   425
Loan servicing fees - Mortgage loans                           34                      21
Loan servicing fees - Securitization                          -                       155
Service charges on deposit accounts                           211                     158
Trust fees                                                    166                     154
Securities gains, net                                         -                       -
Other income                                                   81                     679
                                                 -------------------      ------------------
     Total noninterest income                            $  1,683                 $ 1,592
                                                 ===================      ==================

Fees on mortgage loans sold includes income from originating and selling residential real estate loans to the secondary market as well as the income associated with the retention of mortgage servicing rights. Such fees rose 180% in the first three months of 1998 to $1.2 million from $425,000 in 1997 due to a favorable interest rate environment that encouraged original mortgages and re-financings.

Loan servicing fees from securitization in 1997 were derived from the former practice of selling premium finance loans to a third-party securitization facility whereby gains on the sale of such loans and related servicing fees were recorded. Fee income earned in 1998 by FIFC in conjunction with the sale and servicing of such loans to the subsidiary banks was eliminated as an inter-company transaction.

Service charges on deposit accounts rose 34% to $211,000 for the three months ended March 31, 1998 from $158,000 from the year ago period. The increase is primarily a result of a 53% increase in deposit balances from March 31, 1997 to March 31, 1998. The majority of service charges on deposit accounts relates to customary fees on accounts in overdraft positions and for returned items on an account. The level of service charges received on deposit accounts is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees increased to $166,000 for the three months ended March 31, 1998, up 8% from the $154,000 earned in the same period of 1997. The continuing efforts of the trust management team to establish new account relationships and to provide high quality customer service has resulted in a steady increase in trust fees.

Other noninterest income in 1998 decreased to $81,000 from $679,000 one year earlier. The decrease is primarily related to the settlement of a lawsuit in 1997. Excluding the impact of such settlement, other noninterest income remained relatively stable.

NONINTEREST EXPENSE

Total noninterest expense increased approximately $1.6 million, or 25%, to $7.9 million for the first three months of 1998, as compared with $6.4 million for the same period of 1997. The following table presents noninterest expenses by category (in thousands):

                                                  THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------------
                                                  1998                    1997
                                            -----------------       -----------------
Salaries and employee benefits                  $  4,278                 $ 3,456
Net occupancy expense                                572                     482
Data processing                                      398                     321
Advertising and marketing                            407                     296
Other                                              2,277                   1,799
                                            -----------------       -----------------
       Total noninterest expense                $  7,932                 $ 6,354
                                            =================       =================

Salaries and employee benefits increased 24% to $4.3 million for the three months ended March 31, 1998, as compared with $3.5 million for the same period of the prior year. The increase of $822,000 is partially the result of one additional bank (Crystal Lake), one additional full service facility located in Western Springs, Illinois and a drive-up banking facility in Glencoe that were in operation during the first three months of 1998 but were not operational during the same period of 1997. Crystal Lake accounted for approximately $200,000 of the salaries and employee benefits expense for the first quarter of 1998. In addition to the increased staffing to support the new banking facilities, the growth in deposit and loan accounts at the previously existing banking locations required additional staffing. Also, contributing to the increase in salaries were normal salary increases.

Occupancy expenses increased $90,000, or 19%, to $572,000 for the three months ended March 31, 1998 from $482,000 for the same period of 1997, due primarily to the addition of Crystal Lake and additional branch locations.

Data processing expenses increased $77,000, or 24%, to $398,000 for the three months ended March 31, 1998 from $321,000 in the year ago period. Data processing expenses are highly dependent on the number of accounts processed by the Banks. As a result, higher deposit and loan balances from the year-ago level of approximately 53% and 34%, respectively, were the primary reason for the increases in this expense category. Additionally, the first quarter of 1998 included data processing costs for Crystal Lake which opened in December 1997.

Marketing expenses increased $111,000, or 38%, to $407,000 for the first three months of 1998 from $296,000 for the 1997 period. Management provided for a higher level of marketing expenditures to support the continued growth in banking locations and to promote FIFC loan products. Management anticipates proportional increases in marketing expense will be incurred in future quarters as Wintrust continues to establish its base of customers and promotes the opening of additional banking locations.

Other noninterest expenses increased by $478,000, or 27%, to $2.3 million for the three months ended March 31, 1998 from $1.8 million for prior year period. This category includes expenses incurred for insurance, stationery and supplies, postage, legal fees, audits and examinations, amortization of organizational costs and other sundry expenses. The increase in this category of expenses is generally a result of originating and servicing the growing deposit and loan balances.

Despite the increases in various noninterest expense categories during the first three months of 1998 compared to 1997, Wintrust's ratio of noninterest expenses to total average assets declined to 3.0% in 1998 from the 1997 level of 3.5%, reflecting management's commitment to maintaining low overhead costs while providing superior customer service. Additionally, Wintrust's net overhead ratio of 2.3% for the three months ended March 31, 1998 is approximately the same as the Company's peer group.

INCOME TAXES

The Company recorded income tax benefit of $554,000 and $918,000 for the three months ending March 31, 1998 and 1997, respectively. Prior to the merger date of March 1, 1996, each of the merging companies except Lake Forest had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits are available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefit recorded in 1998 and 1997 reflected management's determination that certain of the subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur.

FINANCIAL CONDITION

INTEREST-EARNING ASSETS

Wintrust's consolidated total assets at March 31, 1998 were $1.15 billion, a 9% increase from the prior year-end level of $1.05 billion, and a 51% increase from the March 31, 1997 level of $764.6 million as a result of strong deposit growth. Total loans at March 31, 1998 were $758.2 million, an increase of 6% from $712.6 million at the prior year-end, and an increase of 34% from $566.9 million one year ago. As can be seen from the table below, the growth in the loan portfolio has been diversified amongst all categories of loans with each categories' percentage to total earning assets staying relatively constant. However, the level of short term investments in relation to total earning assets has increased more than other earning assets as the growth in the level of deposit funds accelerated at a quicker pace than loan production.

Total securities and other money market investments (i.e. federal funds sold and interest-bearing deposits with banks) were $296.4 million at March 31, 1998, up 17% from $252.9 million at December 31, 1997, and 130% higher than their year-ago level of $129.0 million. The increase in securities and money market investments is a result of deposit funds being invested in this category as deposit growth has increased at a more rapid pace than the growth in the loan portfolio. As of March 31, 1998, total securities and money market investments were comprised of 18% in U.S. Treasury and government agency securities, 46% in other debt and equity securities, 24% in short-term interest-bearing deposits with banks and 12% in overnight federal funds sold. Wintrust maintained no trading account securities at March 31, 1998 or in any of the other previous reporting periods.

As a result of the significant growth in deposit and loans, it has been Wintrust's policy to maintain its investment portfolio in short-term, liquid, and diversified high credit quality investments at its subsidiary banks in order to facilitate the funding of quality loan demand as it emerges and to keep the banks in a liquid condition in the event that deposit levels fluctuate. Furthermore, since short-term investments yields are comparable to long-term investment yields in the current interest rate environment there is little incentive to invest in securities with extended maturities.

The following table sets forth Wintrust's end of period earning assets by category and their respective balance and percent of total earning assets.


                                             MARCH 31, 1998               December 31, 1997             March 31, 1997
                                    ------------------------------ ----------------------------- -------------------------------
Loans:                                   BALANCE        PERCENT        Balance        Percent       Balance         Percent
                                    ---------------- ------------- ------------- --------------- ---------------- --------------
Commercial and commercial
     real estate                          $253,597          24%       $235,483           25%         $199,323           29%
Premium finance                            143,373          13         128,453           13            91,832           13
Indirect auto                              150,776          14         138,784           14            98,650           14
Home equity                                113,765          11         116,147           12            55,087            8
Residential real estate                     60,250           6          61,611            6            94,503           14
Installment                                 36,474           4          32,153            4            27,499            4
                                    ---------------- ------------- ------------- --------------- ---------------- --------------
     Total loans                           758,235          72         712,631           74           566,894           82
                                    ---------------- ------------- ------------- --------------- ---------------- --------------
Federal funds sold, money
  market deposits and securities           296,416          28         252,871           26           128,971           18
                                    ---------------- ------------- ------------- --------------- ---------------- --------------

Total earning assets                    $1,054,651         100%       $965,502          100%         $695,865          100%
                                    ================ ============= ============= =============== ================ ==============

DEPOSITS

Total deposits at March 31, 1998 were $1,045.7 million, or 14% higher than the year-end 1997 level of $917.7 million and 53% higher than the year-ago level of $682.2 million. The following table sets forth the composition of the deposit balances by category and those categories' relative percentage of the total deposits as of the date specified.

                                   MARCH 31, 1998                   December 31, 1997                 March 31, 1997
                           --------------------------------  -------------------------------- --------------------------------
                                               PERCENT                           Percent                          Percent
                              BALANCE          OF TOTAL         Balance          of Total        Balance          of Total
                           ---------------  ---------------  ---------------  --------------- ---------------  ---------------
  Demand                         $95,705              9%       $   92,840              10%        $    74,850           11%
  NOW                             76,728              7            83,301               9              59,377            9
  Money market                   223,955             22           154,893              17             122,195           18
  Savings                         67,185              7            61,445               7              57,001            8
  Certificates of deposit        582,161             55           525,222              57             368,770           54
                           ---------------  ---------------  ---------------  --------------- ---------------  ---------------

  Total                       $1,045,734            100%        $ 917,701             100%        $ 682,193            100%
                           ===============  ===============  ===============  =============== ===============  ===============

The growth in deposit balances is due primarily to the addition of de novo banks and branches in new markets. An equally important factor has been the continued success of marketing the Company's deposit products which has increased market share in the original communities served.

SHAREHOLDERS' EQUITY

Shareholders' equity grew $1.2 million to $70.0 million at March 31, 1998, from $68.8 million at December 31, 1997. The primary components of the change in shareholders' equity are the first quarter's net income of approximately $1.0 million and the proceeds from the exercise of certain stock options of $169,000.

The following table reflects various consolidated measures of capital at March 31, 1998, December 31, 1997 and March 31, 1997:

                                                                 MARCH 31,             December 31,           March 31,
                                                                   1998                   1997                  1997
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          6.0%                 6.6%                   8.5%
Ending tier 1 capital to risk-adjusted asset ratio                      7.4%                 8.7%                  10.1%
Ending total capital to risk-adjusted asset ratio                       8.0%                 9.4%                  10.8%
Dividend payout ratio                                                   0.0%                 0.0%                   0.0%

The Company's consolidated leverage ratio (Tier 1 capital less intangibles/average quarterly assets less intangibles) was 6.0% at March 31, 1998 which places the Company above the "well capitalized" regulatory level. Consolidated Tier 1 and total risk-based capital ratios were also above the "well capitalized" regulatory levels at 7.4% and 8.0%, respectively. Based on guidelines established by the Federal Reserve Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted asset ratio of 4.0% and a total capital to risk-adjusted asset ratio of 8.0%. The Company's capital ratios have declined over the course of the last year due to the continued growth of the Company's deposit and asset base. Management is currently in the process of evaluating the timing, nature and potential amount of additional capital to support continued growth. It is currently anticipated that additional capital will be raised during the third quarter of 1998. Management is not aware of any known trends, events, regulatory recommendations or uncertainties that will have any adverse effect on Wintrust's capital resources.

ASSET QUALITY

Allowance for Possible Loan Losses
----------------------------------

A reconciliation of the activity in the balance of the allowance for possible loan losses for the three month periods under review is shown as follows (dollars in thousands):

                                                           THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------------------
                                                        1998                     1997
                                                    ----------------        -----------------
  Balance at beginning of period                          $5,116                   $3,636

 Provision for possible loan losses                        1,267                      679

 Loans charged-off
 -----------------
  Core banking loans                                         612                       64
  Premium finance                                            140                      180
  Indirect auto                                              112                       21
                                                    ----------------        -----------------
    Total loans charged-off                                  864                      265
                                                    ----------------        -----------------
 Recoveries
 ----------
  Core banking loans                                         107                       16
  Premium finance                                             30                        7
  Indirect auto                                                9                        -
                                                    ----------------        -----------------
      Total recoveries                                       146                       23
                                                    ----------------        -----------------

  Net loans charged off                                     (718)                    (242)
                                                    ----------------        -----------------

  Balance at March 31                                     $5,665                   $4,073
                                                    ================        =================

  Loans at March 31                                     $758,235                 $566,894
                                                    ================        =================

  Allowance as a percentage of loans                        0.75%                   0.72%
                                                    ================        =================

  Annualized net charge-offs as a percentage of :
        Loans                                               0.38%                   0.17%
                                                    ================        =================
        Annualized provision for possible
            loan losses                                    56.70%                  35.64%
                                                    ================        =================

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Control of loan quality is continually monitored by management and is reviewed by the Board of Directors and its Credit Committee on a monthly basis. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for possible loan losses which are charged to earnings through the provision for possible loan losses are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the market area.

Net charge-offs of core banking loans during the first quarter of 1998 were higher than has been historically recorded by the Company as a result of poor credit underwriting at one of the Company's banking facilities. Management has changed the management at that location and has implemented additional control procedures to avoid any similar breakdowns in credit quality. Maintaining high credit quality standards is of the utmost importance to the management of the Company and believes this situation is isolated in nature. Additionally, the level of non-performing loans as presented in the table on the following page have increased as a result of this situation and management believes that additional losses of up to $500,000 at this facility are possible. However, management is actively involved in each of the credits at this facility and believes the allowance for possible loan losses is adequate to cover any potential losses.

Commercial insurance premium financing loans are generally secured by unearned insurance premiums. If a borrower defaults, FIFC seeks to obtain a refund of unearned premiums from the insurer. FIFC bears the credit risk of collections from the insurer. In the event an insurer becomes insolvent and unable to pay claims to an insured or refund unearned premiums upon cancellation of a policy to a finance company, each state provides a state guaranty fund that will pay such a refund, less a per claim deductible in certain states. FIFC diversifies its financing activities among a wide range of brokers and insurers.

Past Due Loans and Non-performing Assets
----------------------------------------

The following table sets forth the Company's non-performing assets at the periods indicated. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands).

                                                          MARCH 31,             December 31,            March 31,
                                                             1998                   1997                   1997
                                                             ----                   ----                   ----
Past Due greater than 90 days
     and still accruing:
      Core banking loans                                      $   381             $      868                 $  964
      Indirect automobile loans                                    47                     11                     15
      Premium finance loans                                     1,082                    887                      -
                                                      -------------------    -------------------    -------------------
                                                                1,510                  1,766                    979
                                                      -------------------    -------------------    -------------------

Non-accrual loans:
      Core banking loans                                        4,225                    782                    196
      Indirect automobile loans                                    19                     29                     28
      Premium finance loans                                     2,039                  1,629                    753
                                                      -------------------    -------------------    -------------------
                                                                6,283                  2,440                    977
                                                      -------------------    -------------------    -------------------

Total non-performing loans:
      Core banking loans                                        4,606                  1,650                  1,160
      Indirect automobile loans                                    66                     40                     43
      Premium finance loans                                     3,121                  2,516                    753
                                                      -------------------    -------------------    -------------------
                                                                7,793                  4,206                  1,956
                                                      -------------------    -------------------    -------------------

Other real estate owned                                             -                      -                      -
                                                      -------------------    -------------------    -------------------

Total non-performing assets                                   $ 7,793                $ 4,206                $ 1,956
                                                      ===================    ===================    ===================

Total non-performing loans by
  category as a percent of its own
  respective category:
      Core banking loans                                           0.99%                  0.37%                  0.31%
      Indirect automobile loans                                    0.04%                  0.03%                  0.04%
      Premium finance loans                                        2.23%                  1.96%                  0.80%
                                                      -------------------    -------------------    -------------------
      Total loans                                                  1.03%                  0.59%                  0.35%
                                                      -------------------    -------------------    -------------------

Total non-performing assets as a
    percentage of total assets:                                    0.68%                  0.40%                  0.26%

Allowance for loan losses as a
    percentage of non-performing loans                            72.69%                121.64%                208.23%

Non-performing Core Banking Loans:

Total non-performing loans for the Company's core banking business totaled $5.4 million or 1.15% of the Company's core banking loans. One loan accounts for approximately $2.4 million of this total and is a credit that is adequately secured but is more than 90 days past due and on non-accrual status. The borrower has a contract to sell the property whereby the proceeds from the sale would retire our loan balance and no loss is currently anticipated.
Approximately $1.0 million of the non-performing loan total relates to a loan that has been restructured by the Company and is current under the terms of the new arrangement; however, management believes that the credit exhibits higher than normal credit risk and has placed the loan on non-accrual status and specifically reserved $300,000 as potential loss. The remaining $2.0 million of non-performing loans is comprised of approximately 22 loans. The small number of borrowers allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively. Management believes that each of these loans are well secured and are actively being collected. As such, minimal, if any, losses are currently anticipated on these loans.

Non-performing Premium Finance Loans

Another significant category of non-performing loans at March 31, 1998 is premium finance loans. Due to the nature of the collateral, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, it is important to note that the level of non-performing premium finance loans is not necessarily indicative of the loss inherent in the portfolio. In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement with FIFC for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company's standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the loan balance, the interest and other charges due as well. Due to the notification requirements and the time to process the return of the unearned premium by most insurance carriers, many loans will become delinquent beyond 90 days while the processing of the unearned premium to the Company occurs. Management continues to accrue interest in the event that the return of the unearned premium by the insurance carrier is sufficient to pay-off the outstanding principal and contractual interest due.

Total non-performing premium finance loans as of March 31, 1998 were approximately $3.1 million or 2.23% of the outstanding premium finance loan balance. However, for the three months ended March 31, 1998, management has recorded net charge-offs of only $110,000, or 0.32% of the average outstanding premium finance loan balance on an annualized basis. Management has recently implemented additional collection procedures and systems to reduce the level of net charge-offs on premium finance loans; however, the existing level of net charge-offs of premium finance loans is acceptable based on an average gross yield from interest and late fees in excess of 12%.

The amount of non-performing premium finance loans at March 31, 1997 were significantly less because, prior to

October 1996, the Company had sold its originated loans to a securitization facility. In October 1996, the Company began retaining all originated loans, and the Company terminated the securitization facility during the third quarter of 1997. If the loans sold to the securitization facility had been retained by the Company, the level of non-performing premium finance loans would have been at percentage levels slightly higher than current past due levels.

Potential Problem Loans
-----------------------

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets", there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those past maturity more than 45 days, those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of March 31, 1998 and December 31, 1997 were approximately $2.6 million and $7.2 million, respectively.

LIQUIDITY MANAGEMENT

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

Interest Rate Sensitivity Analysis:
The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the individual subsidiaries and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and an rate simulation model whereby changes in net income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates. The table on the following page illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated as of March 31, 1998.

                                                                     TIME TO MATURITY OR REPRICING

                                              0-90              91-365              1-5            OVER 5             TOTAL
                                              DAYS               DAYS              YEARS            YEARS             -----
                                              ----               ----              -----            -----
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
   Loans................................    $   357,569           190,351           197,796           12,519           758,235
   Securities...........................        178,505             7,604             2,335                -           188,444
   Interest-bearing bank deposits.......         60,739            10,532                 -                -            71,271
   Federal funds sold...................         36,701                 -                 -                -            36,701
   Other................................              -                 -                 -           97,276            97,276
                                         ----------------   ---------------   ---------------   --------------    --------------
     Total assets.......................    $   633,514           208,487           200,131          109,795         1,151,927
                                         ================   ===============   ===============   ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   NOW..................................    $    76,728                 -                 -                -            76,728
   Savings and money market.............        279,639                 -                 -           11,501           291,140
   Time deposits........................        265,382           235,658            79,125            1,996           582,161
   Short term borrowings................              -                 -                 -                -                 -
   Notes payable........................         22,903                 -                 -                -            22,903
   Demand deposits & other liab..                     -                 -                 -          109,031           109,031
   Shareholders' equity.................              -                 -                 -           69,964            69,964
                                         ----------------   ---------------   ---------------   --------------    --------------
     Total liabilities and
       shareholders' equity..........       $   644,652           235,658            79,125          192,492         1,151,927
                                         ================   ===============   ===============   ==============    ==============

Rate sensitive assets (RSA).............        633,514           208,487           200,131          109,795

Rate sensitive liabilities (RSL)........        644,652           235,658            79,125          180,991
                                         ----------------   ---------------   ---------------   --------------

Cumulative gap
  (GAP = RSA - RSL).....................       (11,138)          (38,309)            82,697                -
                                         ================   ===============   ===============   ==============

RSA/RSL.................................       0.98               0.88              2.53
RSA/Total assets........................       0.55               0.18              0.17
RSL/Total assets........................       0.56               0.20              0.07

GAP/Total assets........................           (1)%              (3)%               7%
GAP/RSA.................................           (2)%              (5)%               8%

While the gap position illustrated above is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net income due to changes in rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rates scenarios. One interest rate scenario utilized is to measure the percentage change in net income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net income over a two-year time horizon due to changes in interest rates, at March 31, 1998, is as follows:

                                                                                   +200 BASIS      -200 BASIS
                                                                                     POINTS          POINTS
Percentage change in net income due to an immediate 200 basis point change in
  interest rates over a two-year time horizon........                                       3.3%            -9.2%
                                                                                ---------------  ---------------


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

OTHER MATTERS

On April 20, 1998, the Company announced Mr. Howard D. Adams' plan to retire from the Company effective as of, or prior, to the Annual Meeting of Shareholders to be held on May 28, 1998. At a Special Meeting of the Board of Directors held May 8, 1998, the Board of Directors amended the by-laws of the Company to provide that the President will serve as the Company's chief executive officer, and there will no longer be an officer position of Chairman following Mr. Adams' retirement. Effective upon Mr. Adams' retirement date, John
S. Lillard will become Chairman of the Board of Directors and Edward J. Wehmer, President of the Company will assume the additional responsibilities of Chief Executive Officer. The Company expects that second quarter results will be impacted by expenses related to succession planning and other issues associated with Mr.
Adams' retirement.

The Company recently established a new subsidiary to expand the trust operations, currently operated out of Lake Forest Bank, into additional market areas currently being served by the Company. The Company recently expanded its staffing in the trust area from five to nine employees and expects to add approximately six to ten additional employees during the remainder of 1998. The new trust subsidiary, which is subject to regulatory approval, will begin to offer a full array of trust products at several of the subsidiary banking facilities. Company management believes that its subsidiary bank facilities are located in some of the best trust markets in the country and that our current market areas that will support trust services designed for the small-to-mid size trust accounts. Similar to starting a de novo bank, during the first two to three years of operation, the introduction of expanded full service trust services is expected to result in relatively high overhead levels compared to fee income reflecting the necessary start-up investment primarily in human resources.

YEAR 2000 COMPLIANCE

A critical issue has emerged in the banking industry and generally for all industries that are heavily reliant upon computers regarding how existing software application programs and operating systems can accommodate the date value for the "Year 2000". The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. As such, certain programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, the year 1999 (i.e. `99') could be the maximum date value these systems will be able to accurately process. During 1997, management began the process of working with its outside data processor and other software vendors to assure that the Company is prepared for the year 2000. That process will continue throughout 1998. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 131:
----------------------------------------------------

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

AICPA Accounting Standards Executive Committee Statement of Position 98-5:
--------------------------------------------------------------------------

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires that the unamortized portion of previously capitalized start-up costs be written-off as a cumulative effect of a change in accounting principle upon adoption of SOP 98-5. Subsequent to adoption of the statement, start-up and organization costs must be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will implement the statement in the first quarter of 1999 and the pre-tax impact will be less than $225,000.

FORWARD -LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and new branch offices, and to pursue additional potential development or acquisition of specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of the following factors:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank and branching operations, and expanded trust operations. De novo banks may typically require 18 months to three years of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.
o If market interest rates should move contrary to the Bank's position on interest earning assets and interest bearing liabilities, the "gap" will work against the Banks and their net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o the Company's ability to adapt successfully to technological changes to compete effectively in the marketplace
o    The economic environment may influence growth in loans and deposits.

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

ITEM 5: OTHER INFORMATION

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits
     --------
      o    Computation of Net Income Per Common Share - Exhibit 11
      o    Financial Data Schedule - Exhibit 27

 (b) Reports on Form 8-K.
     -------------------


No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: May 14, 1998                           /s/ Edward J. Wehmer
                                             President & Chief Operating Officer



Date: May 14, 1998                           /s/ David A. Dykstra
                                             Executive Vice President
                                             & Chief Financial Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 11               Computation of Net Income Per Common Share

Exhibit 27               Financial Data Schedule