Form 10-Q
period 1998-06-30
WINTRUST FINANCIAL CORP
filed 1998-08-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                         Commission File Number 0-21923


                         WINTRUST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


              Illinois                                   36-3873352
--------------------------------------------------------------------------------
(State of incorporation of organization)    (I.R.S. Employer Identification No.)


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

Common Stock - no par value, 8,149,946 shares, as of August 13, 1998.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1.  Financial Statements.___________________________________________   1-6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations. ______________________________________   7-23

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. ___  24-26


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. _____________________________________________    27

ITEM 2.  Changes in Securities and Use of Proceeds. _____________________    27

ITEM 3.  Defaults Upon Senior Securities. _______________________________    27

ITEM 4.  Submission of Matters to a Vote of Security Holders.____________    27

ITEM 5.  Other Information. _____________________________________________    27

ITEM 6.  Exhibits and Reports on Form 8-K. ______________________________    27

         Signatures _____________________________________________________    28

         Exhibit Index __________________________________________________    29

                                     PART I
                           ITEM 1-FINANCIAL STATEMENTS


WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(IN THOUSANDS)
                                                                        JUNE 30,         December 31,        June 30,
ASSETS                                                                    1998               1997              1997
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks-noninterest bearing                             $     28,869      $      32,158      $     34,463
Federal funds sold                                                            31,235             60,836            56,590
Interest-bearing deposits with banks                                          33,096             85,100             2,018
Available-for-Sale securities, at fair value                                 152,313            101,934            59,501
Held-to-Maturity securities, at amortized cost                                 5,001              5,001             5,001
Loans, net of unearned income                                                852,241            712,631           650,085
    Less: Allowance for possible loan losses                                   5,856              5,116             4,432
--------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                846,385            707,515           645,653
Premises and equipment, net                                                   50,245             44,206            33,986
Accrued interest receivable and other assets                                  27,756             14,894            17,876
Goodwill and organizational costs                                              1,646              1,756             1,857
--------------------------------------------------------------------------------------------------------------------------

    Total assets                                                        $  1,176,546       $  1,053,400        $  856,945
==========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                                                    $    103,314      $      92,840       $    72,137
 Interest bearing                                                            960,276            824,861           700,037
--------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                        1,063,590            917,701           772,174

Short-term borrowings                                                          1,056             35,493                 -
Notes payable                                                                 26,603             20,402            11,253
Accrued interest payable and other liabilities                                14,314             11,014             8,554
--------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                      1,105,563            984,610           791,981
--------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                  -                  -                 -
  Common stock                                                                 8,149              8,118             8,020
  Surplus                                                                     72,868             72,646            71,976
  Common stock warrants                                                          100                100               100
  Retained deficit                                                           (10,112)           (12,117)          (15,108)
  Accumulated other comprehensive income                                         (22)                43               (24)
--------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                70,983             68,790            64,964
--------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                           $ 1,176,546        $ 1,053,400         $ 856,945
==========================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              SIX MONTHS                     THREE MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                         1998           1997             1998           1997
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                              $ 34,600       $ 24,890         $ 18,233       $ 13,660
  Interest-bearing deposits with banks                       1,781            300              791             73
  Federal funds sold                                         1,259          1,394              445            743
  Securities                                                 3,707          1,875            1,978            905
------------------------------------------------------------------------------------------------------------------
    Total interest income                                   41,347         28,459           21,447         15,381
------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest on deposits                                     23,604         15,954           12,090          8,473
   Interest on short-term borrowings and notes payable         829            464              447            119
------------------------------------------------------------------------------------------------------------------
     Total interest expense                                 24,433         16,418           12,537          8,592
------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                         16,914         12,041            8,910          6,789
Provision for possible loan losses                           2,340          1,554            1,073            875
------------------------------------------------------------------------------------------------------------------

Net interest income after provision for
  possible loan losses                                      14,574         10,487            7,837          5,914
------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
  Fees on mortgage loans sold                                2,579            985            1,388            517
  Loan servicing fees - mortgage loans                          71             43               37             22
  Loan servicing fees - securitization                           -            143                -             31
  Trust fees                                                   368            309              202            155
  Service charges on deposit accounts                          454            326              243            168
  Other                                                        200            714              119             35
------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                 3,672          2,520            1,989            928
------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
  Salaries and employee benefits                             9,788          6,869            5,510          3,413
  Occupancy, net                                             1,176            937              604            455
  Data processing                                              794            643              396            322
  Advertising and marketing                                    756            572              349            276
  Other                                                      4,885          3,757            2,608          1,958
------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                               17,399         12,778            9,467          6,424
------------------------------------------------------------------------------------------------------------------

Income before income taxes                                     847            229              359            418
Income tax benefit                                          (1,158)        (1,626)            (604)          (708)
------------------------------------------------------------------------------------------------------------------

NET INCOME                                               $   2,005      $   1,855        $      963     $    1,126
==================================================================================================================

NET INCOME PER COMMON SHARE - BASIC                      $     0.25     $     0.25       $     0.12     $     0.14
==================================================================================================================

NET INCOME PER COMMON SHARE - DILUTED                    $     0.24     $     0.24       $     0.11     $     0.13
==================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                              COMPRE-                                                     COMPRE-      TOTAL
                                              HENSIVE     COMMON                             RETAINED     HENSIVE   SHAREHOLDERS'
                                              INCOME       STOCK      SURPLUS    WARRANTS    (DEFICIT)    INCOME       EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                             $    6,603 $    52,871  $      100   $ (16,963)        $ 9  $    42,620

Comprehensive Income:
Net income                                        1,855           -           -           -       1,855           -        1,855
Other Comprehensive Income, net of tax
   Unrealized losses, net of
    reclassification adjustment                     (33)          -           -           -           -         (33)         (33)
                                            ------------
Comprehensive Income                         $    1,822
                                            ------------

Common stock issued upon exercise
   of stock options                                              19         108           -           -           -          127

Common stock issued in conjunction with
    public offering, net of issuance costs                    1,398      18,997           -           -           -       20,395

--------------------------------------------            -------------------------------------------------------------------------
Balance at June 30, 1997                                   $  8,020   $  71,976  $      100   $ (15,108)      $ (24)   $  64,964
--------------------------------------------            -------------------------------------------------------------------------


Balance at December 31, 1997                               $  8,118   $  72,646  $      100   $ (12,117)       $ 43  $    68,790

Comprehensive Income:
Net income                                        2,005           -           -           -       2,005           -        2,005
Other Comprehensive Income, net of tax
   Unrealized losses, net of
    reclassification adjustment                     (65)          -           -           -           -         (65)         (65)
                                            ------------
Comprehensive Income                         $    1,940
                                            ------------

Common stock issued upon exercise
   of stock options                                              31         222           -           -           -          253

--------------------------------------------            -------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                   $  8,149   $  72,868    $    100   $ (10,112)      $ (22)   $  70,983
============================================            =========================================================================

                                                                                 SIX MONTHS ENDED JUNE 30
                                                                                   1998        1997
Disclosure of reclassification amount:
Unrealized holding losses arising during the period                                   $ (65)      $ (33)
Less: reclassification adjustment for losses included in net income                       -           -
                                                                                ------------------------
Unrealized losses on Available-for-Sale securities                                    $ (65)      $ (33)
                                                                                ========================


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                      1998                 1997
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                           $    2,005           $   1,855
  Adjustments to  reconcile  net income to net cash used for, or provided by, operating activities:
    Provision for possible loan losses                                                      2,340               1,554
    Depreciation and amortization                                                           1,270               1,131
    Income tax benefit                                                                     (1,158)             (1,626)
    Net accretion/amortization of securities                                                 (145)               (243)
   (Increase) decrease in other assets, net                                               (11,772)                 75
    Increase (decrease) in other liabilities, net                                           3,300              (7,751)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                                                     (4,160)             (5,005)
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                               285,228              63,751
  Purchases of Available-for-Sale securities                                             (335,462)            (53,622)
  Net decrease in interest-bearing deposits with banks                                     52,004              16,714
  Net increase in loans                                                                  (141,210)           (158,295)
  Purchases of premises and equipment, net                                                 (7,196)             (4,711)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                   (146,636)           (136,163)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                            145,889             154,145
  Decrease in short-term borrowings, net                                                  (34,437)             (7,058)
  Proceeds from notes payable                                                               6,201               4,750
  Repayment of notes payable                                                                    -             (15,554)
  Common stock issued upon exercise of stock options                                          253                 127
  Issuance of common stock, net of issuance costs                                               -              20,395
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 117,906             156,805
----------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (32,890)             15,637
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           92,994              75,416
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  60,104          $   91,053
======================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

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

Wintrust is a financial services holding company currently engaged in the business of providing community banking services through its banking subsidiaries to customers in the Chicago metropolitan area and financing the payment of commercial insurance premiums, on a national basis, through its subsidiary, First Insurance Funding Corporation ("FIFC"). As of June 30, 1998, Wintrust had six wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Wintrust. The Company recently received regulatory approval to operate Crabtree and FIFC as subsidiaries of Lake Forest Bank in order to maximize flexibility in the future under existing banking regulations. During the second quarter of 1998, the Company began organizing a new trust subsidiary, Wintrust Asset Management Company ("WAMC"), and it is expected that regulatory approval will be received during the remainder of 1998.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. Operating results for the three-month and six-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior year amounts have been made to conform with the current year presentation.

(2) Cash and Cash Equivalents
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks and federal funds sold which have an original maturity of 90 days or less.

(3) Earnings Per Share
    ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes APB Opinion 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock.

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of this entity. SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Accordingly, EPS amounts have been presented in accordance with SFAS No. 128 for 1998 and prior periods have been restated to conform to the requirements of such statement. The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                    SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                                 -------------------------------          -----------------------------
                                                     1998               1997                 1998              1997
                                                 ------------      -------------          -----------      ------------

Net income                              (A)         $2,005           $ 1,855                $  963           $ 1,126
                                                 ============      =============          ===========      ============

Average common shares outstanding       (B)          8,135             7,416                 8,143             8,017
Average common share equivalents        (C)            344               466                   368               455
                                                 ------------      -------------          -----------      ------------

Weighted average common shares and
       Common share equivalents         (D)          8,479             7,882                 8,511             8,472
                                                 ============      =============          ===========      ============

Net income per average
      Common share - Basic             (A/B)        $ 0.25            $ 0.25                $ 0.12            $ 0.14
                                                 ============      =============          ===========      ============

Net income per average
      Common share - Diluted           (A/D)        $ 0.24            $ 0.24                $ 0.11            $ 0.13
                                                 ============      =============          ===========      ============

(C) Common share equivalents result from stock options and stock warrants being treated as if they had been exercised and are computed by application of the treasury stock method.

(4) Comprehensive Income
    --------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The statement does not require a specific format for that financial statement but requires that a company display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for both interim and annual financial statements for periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company is disclosing comprehensive income in the Statements of Changes in Shareholders' Equity.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 1998, compared with December 31, 1997, and June 30, 1997, and the results of operations for the three and six month periods ended June 30, 1998 and 1997 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

OVERVIEW

The Company's operating subsidiaries were organized within the last eight years in an effort to fulfill a financial services need in the banking and insurance premium financing industries. Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank began operations in December 1991, October 1993, March 1994, October 1995, December 1996 and
December 1997, respectively. Subsequent to those initial dates of operations, each of the Banks, except Libertyville Bank, Barrington Bank and Crystal Lake Bank have established additional full-service banking facilities. FIFC began operations in 1990 and is primarily engaged in the business of financing insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. During the second quarter of 1998, the Company also began organizing WAMC, that will, over time, offer trust and investment services to customers at many of Wintrust's banking locations.

In December 1997, the Company opened the Crystal Lake Bank in a temporary location in downtown Crystal Lake. A full-service facility of Hinsdale Bank was also opened in November 1997 in Western Springs, Illinois and branch facilities of North Shore Bank were opened in early 1998 in Glencoe and Wilmette, Illinois. Expenses related to these new operations and the establishment of WAMC impacted only 1998 operating results.

The historical performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing new de novo banks, opening new branch facilities, and building an experienced management team. The Company's financial performance over the past several years reflects improving financial performance of the Banks as they mature, offset by the significant costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability. Similarly, management currently expects a start-up phase for WAMC of approximately two years before its operations become profitable.

While committed to a continuing growth strategy, management's current focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the Banks and FIFC. Management intends to pursue this refined strategy by continuing to pursue specialized earning asset niches to increase loan-to-deposit ratios and shift the mix of earning assets to higher-yielding loans, and by controlling the cost of deposits as the maturing banks achieve more established customer bases.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended June 30, 1998 totaled $963,000, or $0.11 per diluted common share, compared to $1.1 million, or $0.13 per diluted common share, for the second quarter of 1997. Net income was unfavorably impacted by a non-recurring $1.0 million pre-tax charge related to severance amounts due to the Company's former Chairman and Chief Executive Officer under terms of his employment contract and certain related legal fees. Excluding this charge, on an after-tax basis, net income for the second quarter of 1998 would have been $1.6 million, or $0.18 per diluted common share, an increase of $450,000, or 40%, over the second quarter of 1997.

For the six months ended June 30, 1998 net income totaled $2.0 million, or $0.24 per diluted common share, compared to $1.9 million, or $0.24 per diluted common share, in the same period of 1997. Excluding the aforementioned non-recurring charge, on an after-tax basis, net income for the six months of 1998 would have been $2.6 million, or $0.31 per diluted common share, an increase of $763,000, or 41%, over the same period in 1997.

A significant factor contributing to the quarterly and year-to-date net income was the recording of net tax benefits of $604,000 and $708,000 for the second quarter of 1998 and 1997, respectively, and $1.2 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively. These income tax benefits reflect management's determination that certain of the Company's subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously recognized was more likely than not to occur. Excluding the impact of income tax benefits and the $1.0 million non-recurring pre-tax charge, the Company recorded operating income of $1.8 million and $229,000 in the first six months of 1998 and 1997, respectively, and $1.4 million and $418,000 for the second quarter of 1998 and 1997, respectively. The improvement in operating results, prior to the $1.0 million non-recurring pre-tax charge, was due to the enhanced performance of the Company's more established subsidiaries.

NET INTEREST INCOME

Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. The following table presents a summary of Wintrust's net interest income and related net interest margin, calculated on a tax equivalent basis (dollars in thousands):

                                                     SIX MONTHS ENDED                             Six Months Ended
                                                       JUNE 30, 1998                                June 30, 1997
                                         ------------------------------------------    ----------------------------------------
                                              AVERAGE       INTEREST       RATE            Average       Interest      Rate
                                         ----------------- ------------- ----------    --------------- ------------- ----------

Interest-bearing deposits with banks        $    60,513      $  1,781         5.94%       $  10,809     $     300        5.55%
Federal funds sold                               46,778         1,259         5.43           52,645         1,394        5.30
Investment securities (1)                       132,762         3,707         5.63           68,196         1,881        5.52
Loans, net of unearned discount (1)             770,256        34,643         9.07          560,077        24,918        8.90
                                         ----------------- ------------- ----------    --------------- ------------- ----------
Total earning assets                         $1,010,309       $41,390         8.26%        $691,727       $28,493        8.24%
                                         ----------------- ------------- ----------    --------------- ------------- ----------

Interest-bearing deposits                      $901,277       $23,604         5.28%        $614,013       $15,954        5.20%
Term debt and short-term borrowings              25,067           829         6.67           13,559           464        6.84
                                         ----------------- ------------- ----------    --------------- ------------- ----------
Total interest-bearing liabilities             $926,344       $24,433         5.32%        $627,572       $16,418        5.23%
                                         ----------------- ------------- ----------    --------------- ------------- ----------

Tax equivalent net interest income                            $16,957                                     $12,075
                                                           =============                               =============

Net interest spread                                                           2.94%                                      3.01%
                                                                          ==========                                  ==========

Net interest margin                                                           3.38%                                      3.49%
                                                                          ==========                                  ==========
-------------------------------

(1) Interest income on tax advantaged investment securities and loans reflect a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is $43,000 and $34,000 in 1998 and 1997, respectively.

Although the year-to-date 1998 net interest margin of 3.38% is lower in comparison to the 1997 margin of 3.49%, the second quarter 1998 margin was 3.45% and shows improvement over the first quarter 1998 margin of 3.27%. This improvement was primarily due to recent loan growth, which has caused the mix of average loans to average earning assets to increase from 74% in the first quarter of 1998 to 78% in the second quarter of 1998. In comparison to the first six months of 1997, yields on earning assets have improved slightly, however the rate paid on interest bearing deposits increased from 5.20% in 1997 to 5.28% in 1998, which was the primary factor that caused the margin decline.

The Company's net interest margin is low compared to industry standards primarily for the following reasons. First, as de novo banking institutions, Wintrust's subsidiary banks have been aggressive in providing competitive loan and deposit interest rates to the communities that they serve. In addition, newer de novo banks typically have lower loan-to-deposit ratios than more established banks, as loan growth is slower to develop in new markets than deposit growth.

The following table presents a reconciliation of Wintrust's net interest income, calculated on a tax equivalent basis between the six month periods ended June 30, 1997 and June 30, 1998. The reconciliation sets forth the change in the net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

Tax equivalent net interest income for the six months ended June 30, 1997.........  $ 12,075
     Change due to average earning assets fluctuations (volume)...................     5,559
     Change due to interest rate fluctuations (rate)..............................       364)
     Change due to rate/volume fluctuations (mix).................................      (313)
                                                                                   -----------
Tax equivalent net interest income for the six months ended June 30, 1998.........  $ 16,957
                                                                                   ===========

NONINTEREST INCOME

Total noninterest income increased approximately $1.2 million, or 46%, to $3.7 million for the first half of 1998, as compared with $2.5 million for the same period in 1997. The following table presents noninterest income by category (in thousands):

                                                     SIX MONTHS ENDED JUNE 30,                  THREE MONTHS ENDED JUNE 30,
                                           -----------------------------------------  -----------------------------------------
                                                  1998                  1997                 1998                    1997
                                           -------------------    ------------------   ------------------      -----------------
Fees on mortgage loans sold                        $  2,579             $     985             $  1,388                $   517
Loan servicing fees - mortgage loans                     71                    43                   37                     22
Loan servicing fees - securitization                    -                     143                  -                       31
Securities gains, net                                   -                     -                    -                      -
Service charges on deposit accounts                     454                   326                  243                    168
Trust fees                                              368                   309                  202                    155
Other income                                            200                   714                  119                     35
                                           -------------------    ------------------   ------------------      -----------------
     Total noninterest income                      $  3,672              $  2,520             $  1,989                $   928
                                           ===================    ==================   ==================      =================

Fees on mortgage loans sold includes income from originating and selling residential real estate loans into the secondary market. These fees rose $1.6 million, or 162%, in the first half of 1998 when compared to 1997, and increased $871,000, or 168%, in the second quarter of 1998 as compared to the same quarter in 1997. The strong increases resulted from a favorable interest rate environment, and related high levels of refinancing activity, coupled with a healthy residential real estate market.

Loan servicing fees from securitization in the 1997 periods were derived from the former practice of selling premium finance loans to a third-party securitization facility. These sales resulted in gains on the sale of such loans and generated servicing fees. Since the fourth quarter of 1996, all loans originated have been sold to the Company's subsidiary banks and, accordingly, income earned by FIFC in conjunction with the sale and servicing of these loans has been eliminated as an inter-company transaction.

Service charges on deposit accounts for the first six months of 1998 totaled $454,000, an increase of 39% when compared to the same period of 1997. For the second quarter of 1998, deposit service charges totaled $243,000, and increased 45% over the same quarter of 1997. These increases were primarily the result of a 46% increase in average deposit balances for the first six months of 1998 compared to the same period of 1997. The majority of deposit service charges relate to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees for the first half of 1998 increased to $368,000, up 19% from the $309,000 recorded in the same period of 1997. For the second quarter of 1998, trust fees totaled $202,000 and increased 30% over the prior year quarter. As mentioned earlier, the Company began organizing a separate trust subsidiary, WAMC, in the second quarter of 1998, and presently expects to receive regulatory approval during the remainder of 1998. WAMC will allow Wintrust to service its customers' trust and investment needs with many types of trust and investment services, including traditional trust products and services, as well as investment management, financial planning and 401(k) management services. The Company's objective is to generate additional fee income by offering a high degree of personalized trust services by well-experienced trust professionals. Management believes that its bank facilities are located in some of the best trust markets in Illinois and that current market areas will support WAMC's product offerings that are principally designed for the small-to-mid size trust or investment account. After receiving regulatory approval, the Company expects to introduce these trust services at each of the Banks over the next few years, beginning with 1998 openings at North Shore Bank and Hinsdale Bank.

Similar to starting a de novo bank, the introduction of expanded trust services is expected to cause relatively high overhead levels when compared to initial fee income generated by WAMC. The overhead will consist primarily of the salaries and benefits of experienced trust professionals. Management anticipates that WAMC will be successful in attracting trust business over the next few years, and that trust fees will increase to levels sufficient to absorb the overhead of WAMC.

Other year-to-date noninterest income decreased from $714,000 in 1997 to $200,000 in 1998. This decrease is primarily related to proceeds from the settlement of a lawsuit in 1997.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1998 totaled $9.5 million and included the non-recurring $1.0 million pre-tax charge related to the Company's former Chairman and Chief Executive Officer, as mentioned earlier. Excluding this charge, total noninterest expense for the quarter increased $2.0 million, or 32%, over the same quarter of 1997. For the first six months of 1998, total noninterest expense increased $3.6 million, or 28%, over the prior year period, excluding the non-recurring charge. The increased expenses were predominantly caused by the continued growth of the Company. Since June 30, 1997, total deposits have grown 38% and total loan balances have risen 31%, requiring higher levels of staffing and other costs to both originate and service the larger customer base. The following table presents noninterest expenses by category (in thousands):

                                                 SIX MONTHS ENDED JUNE 30,                 THREE MONTHS ENDED JUNE 30,
                                          -----------------------------------------  ----------------------------------------
                                                1998                    1997                1998                  1997
                                          -----------------       -----------------  -------------------    -----------------
Salaries and employee benefits                  $  9,788                 $ 6,869             $  5,510              $ 3,413
Occupancy, net                                     1,176                     937                  604                  455
Data processing                                      794                     643                  396                  322
Advertising and marketing                            756                     572                  349                  276
Other                                              4,885                   3,757                2,608                1,958
                                          -----------------       -----------------  -------------------    -----------------
     Total noninterest expense                 $  17,399                $ 12,778             $  9,467             $  6,424
                                          =================       =================  ===================    =================

As mentioned earlier, the second quarter of 1998 includes a non-recurring $1.0 million pre-tax charge, of which approximately $900,000 relates to a severance accrual that is included in salaries and employee benefits. Excluding this charge, salaries and employee benefits in the second quarter of 1998 increased $1.2 million, or 35%, over the 1997 quarter. The increase during the first six months of 1998 over the same period in 1997, exclusive of the non-recurring charge, was $2.0 million, or 29%. These increases were caused by higher staffing levels to support the growth of the Company including 1) the Crystal Lake Bank that was opened in December 1997, 2) a new full-service facility located in Western Springs that opened in November 1997, 3) two branch facilities, in Wilmette and Glencoe, that began operations in early 1998, 4) the formation of WAMC as a separate trust company and 5) additional staffing to service the larger deposit and loan portfolios, as mentioned earlier.

Net occupancy expenses for the six months ended June 30, 1998 totaled $1.2 million, an increase of $239,000, or 26%, compared to the same period in 1997. For the second quarter of 1998, the increase was $149,000, or 33%, over the 1997 quarter. These increases were due primarily to the opening of new facilities, as discussed above.

Data processing expenses totaled $794,000 for the first half of 1998, an increase of $151,000, or 23%, when compared to the first half of 1997. For the second quarter of 1998, these expenses totaled $396,000, an increase of $74,000, or 23%, over the second quarter of 1997. These increases are due primarily to the larger deposit and loan portfolios, which increased approximately 38% and 31%, respectively, as of June 30, 1998 when compared to June 30, 1997. Additionally, the first half of 1998 included data processing costs related to the opening of Crystal Lake Bank and other bank facilities, as noted above.

Advertising and marketing expenses totaled $756,000 for the first six months of 1998, an increase of $184,000, or 32%, over the first six months of 1997. For the second quarter of 1998, total advertising and marketing expenses were $349,000, an increase of $73,000, or 26%, from the same quarter in 1997. Management provided for a higher level of marketing expenditures in order to attract loans and deposits, to continue expansion of FIFC loan products and for the opening of the Crystal Lake Bank and other branch facilities. Management anticipates continued increases in this expense category as Wintrust continues to expand its base of customers and market additional banking and trust products and services.

Other noninterest expenses increased by $1.1 million, or 30%, to $4.9 million for the six months ended June 30, 1998. For the quarter, this category of expense totaled $2.6 million, an increase of $650,000, or 33%, over the second quarter of 1997. This category includes expenses incurred for audits and examinations, amortization of organizational costs, correspondent bank service charges, insurance, legal fees, postage, stationery and supplies and other sundry expenses. The increase in this category of expenses is generally a result of the Company's expansion activities, including the origination and servicing of a larger base of deposit and loan accounts.

Despite the increases in various noninterest expense categories during the first half of 1998 as compared to 1997, Wintrust's ratio of noninterest expense to total average assets, excluding the non-recurring 1998 charge, declined to 2.97% in 1998 from 3.35% in 1997, reflecting management's commitment to maintaining low overhead costs while providing superior customer service. Additionally, Wintrust's net overhead ratio of 2.30% for the first six months of 1998, excluding the non-recurring charge, compares favorably to the six month 1997 ratio of 2.69%, and is comparable to peer group ratios.

INCOME TAXES

The Company recorded income tax benefits of $1.2 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively. Prior to the September 1, 1996 merger transaction that formed Wintrust, each of the merging companies except Lake Forest Bank had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits are available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefit recorded in 1998 and 1997 reflected management's determination that certain of the subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur. Management anticipates that full recognition of the net operating losses, for financial accounting purposes, will be complete by year-end 1998 and the Company will be fully-taxable during 1999.

FINANCIAL CONDITION

Total assets were $1.18 billion at June 30, 1998, an increase of $319.6 million, or 37%, over the $856.9 million a year earlier, and $123.1 million, or 12%, over the $1.05 billion at December 31, 1997. This increase was created mainly through deposit growth at the newer de novo banks and continued market share growth at the other banks. Shareholders' equity rose to $71.0 million at June 30, 1998, an increase of $2.2 million from the 1997 year-end level, due primarily to the Company's net income for the first half of 1998.

INTEREST-EARNING ASSETS

Total loans were $852.2 million at June 30, 1998, an increase of $139.6 million, or 20%, from $712.6 million at December 31, 1997, and an increase of $202.2 million, or 31%, from June 30, 1997. As the following table indicates, growth in the loan portfolio has been diversified amongst all categories of loans with the mix remaining relatively consistent (dollars in thousands):

                                               JUNE 30, 1998                December 31, 1997               June 30, 1997
                                     ------------------------------- ----------------------------- -----------------------------
Loans:                                      BALANCE         PERCENT        Balance        Percent        Balance        Percent
                                     ----------------- ------------- --------------- ------------- --------------- -------------
  Commercial and commercial
      real estate                          $295,149         27%          $235,483         25%          $221,162         29%
  Premium finance, net                      167,783         16            128,453         13            126,543         16
  Indirect auto, net                        166,461         15            138,784         14            113,651         15
  Home equity                               116,676         11            116,147         12            102,574         13
  Residential real estate                    71,648          7             61,611          6             58,351          7
  Installment                                34,524          3             32,153          4             27,804          4
                                     ----------------- ------------- --------------- ------------- --------------- -------------
  Total loans, net of
     unearned income                        852,241         79            712,631         74            650,085         84
                                     ----------------- ------------- --------------- ------------- --------------- -------------
Securities and money market
     investments                            221,645         21            252,871         26            123,110         16
                                     ----------------- ------------- --------------- ------------- --------------- -------------
Total earning assets                     $1,073,886        100%          $965,502        100%          $773,195         100%
                                     ================= ============= =============== ============= =============== =============

Almost half of the increase in total loans resulted from growth in the Company's niche loan categories, premium finance loans and indirect auto loans. The growth in premium finance loans has been due mainly to the combination of increased market penetration from new product offerings and targeted marketing programs. The indirect auto loan portfolio has grown over the past year as a result of increased sales efforts and a greater number of auto dealer relationships. Commercial and commercial real estate loans, the largest loan category, comprised 27% of total loans as of June 30, 1998 and has increased $59.7 million, or 25%, since December 31, 1997 and $74.0 million, or 33%, since June 30, 1997. These increases were generally due to the low rate environment, healthy economy and the hiring of additional experienced lending officers. The total of home equity loans has remained relatively constant when compared to the prior year dates, despite the large volume of home equity loans that have been refinanced into first mortgage loans over the past year as a result of low mortgage loan interest rates. In addition, unused commitments on home equity lines of credit have increased $29.0 million, or 27%, over the balance at June 30, 1997 and totaled $136.5 million at June 30, 1998.

Total securities and money market investments (i.e. federal funds sold and interest-bearing deposits with banks) were $221.6 million at June 30, 1998, down 12% from $252.9 million at December 31, 1997, and up 80% from the year-ago level of $123.1 million. As of June 30, 1998, total securities and money market investments were comprised of 12% in U.S. Treasury and government agency securities, 59% in other debt and equity securities, 15% in short-term interest-bearing deposits with banks and 14% in overnight federal funds sold. The Company maintained no trading account securities at June 30, 1998 or in any of the other previous reporting periods.

The balances of securities and money market investments fluctuate based upon deposit inflows and loan demand. As a result of the significant growth in deposits and loans, it has been Wintrust's policy to maintain its investment portfolio in short-term, liquid, and diversified high credit quality investments at the Banks in order to facilitate the funding of quality loan demand as it emerges and to keep the banks in a liquid condition in the event that deposit levels fluctuate. Furthermore, since short-term investment yields are comparable to long-term investment yields in the current interest rate environment, there is little incentive to invest in securities with extended maturities.

DEPOSITS

Total deposits at June 30, 1998 were $1.06 billion, or 16% higher than the year-end 1997 level of $917.7 million and 38% higher than the June 30, 1997 level of $772.2 million. The following table sets forth by category the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                      JUNE 30, 1998                    December 31, 1997                  June 30, 1997
                             ---------------------------------  -------------------------------- --------------------------------
                                                  PERCENT                           Percent                          Percent
                                 BALANCE          OF TOTAL         Balance          of Total        Balance          of Total
                             ----------------  ---------------  ---------------  --------------- ---------------  ---------------
Demand                         $  103,314             10%          $   92,840            10%        $   72,137             9%
NOW                                95,470              9               83,301             9             67,428              9
Money market                      190,425             18              154,893            17            135,152             18
Savings                            64,574              6               61,445             7             56,779              7
Certificates of deposit           609,807             57              525,222            57            440,678             57
                             ----------------  ---------------  ---------------  --------------- ---------------  ---------------
             Total             $1,063,590            100%           $ 917,701           100%         $ 772,174            100%
                             ================  ===============  ===============  =============== ===============  ===============

The mix of deposits has remained relatively consistent over the past year. Growth has been due primarily to higher deposit levels at the newer de novo banks and branches, and continued success of marketing the Company's deposit products at the more established banks, which has increased deposit market share.

SHAREHOLDERS' EQUITY

Shareholders' equity grew $2.2 million to $71.0 million at June 30, 1998, from $68.8 million at December 31, 1997. The primary components of the change in shareholders' equity are net income for the first six months of 1998 and, to a lesser extent, the exercise of certain stock options.


The following table reflects various consolidated measures of capital at June 30, 1998, December 31, 1997 and June 30, 1997:

                                                                 JUNE 30,             December 31,            June 30,
                                                                   1998                   1997                  1997
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          6.1%                 6.6%                   7.9%
Ending tier 1 capital to risk-based asset ratio                         6.9%                 8.7%                   8.7%
Ending total capital to risk-based asset ratio                          7.5%                 9.4%                   9.4%
Dividend payout ratio                                                   0.0%                 0.0%                   0.0%

The Company's capital ratios have declined over the course of the last year due to the continued growth of the Company's deposit and asset base, coupled with slow capital growth primarily due to expenses associated with the newer de novo banks. The level of the Company's leverage and tier 1 risk-based capital ratios qualify the Company as being "well capitalized"; however, the level of the Company's total risk-based capital ratio has declined to a level where additional capital is required to support the asset growth. To that end, on July 28, 1998, the Company's Board of Directors authorized the issuance of approximately $30 million in publicly traded trust preferred securities, which qualify as regulatory capital under Federal Reserve guidelines. The offering is expected to be completed on or about September 30, 1998 and will result in the Company being at or near the "well capitalized" minimum capital ratios for each of the capital ratio categories. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. Management is not aware of any known events, regulatory recommendations or uncertainties that will have any adverse effect on the Company's capital resources.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for possible loan losses for the six and three month periods is shown as follows (dollars in thousands):

                                                     SIX MONTHS ENDED JUNE 30,                  THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------    -------------------------------------
                                                   1998                     1997                1998                 1997
                                             ----------------        -----------------    ----------------    -----------------
Balance at beginning of period                   $ 5,116                   $3,636              $5,665               $4,073

Provision for possible loan losses                 2,340                    1,554               1,073                  875

Loans charged-off
  Core banking loans                               1,273                      137                 661                   73
  Premium finance                                    297                      621                 157                  441
  Indirect auto                                      265                       29                 153                    8
                                             ----------------        -----------------    ----------------    -----------------
    Total loans charged-off                        1,835                      787                 971                  522
                                             ----------------        -----------------    ----------------    -----------------
Recoveries
  Core banking loans                                 162                       20                  55                    4
  Premium finance                                     60                        9                  30                    2
  Indirect auto                                       13                        -                   4                    -
                                             ----------------        -----------------    ----------------    -----------------
      Total recoveries                               235                       29                  89                    6
                                             ================        =================    ================    =================

Net loans charged off                             (1,600)                    (758)               (882)                (516)
                                             ----------------        -----------------    ----------------    -----------------

Balance at June 30                                $5,856                   $4,432              $5,856               $4,432
                                             ================        =================    ================    =================

Loans at June 30                                $852,241                 $650,085
                                             ================        =================

Allowance as a percentage of loans                  0.69%                   0.68%
                                             ================        =================

Annualized net charge-offs
  as a percentage of average:
    Core banking loans                              0.47%                  0.06%
    Premium finance                                 0.32%                  1.36%
    Indirect auto                                   0.34%                  0.06%
                                             ----------------        -----------------
        Total loans                                 0.42%                  0.27%
                                             ================        =================
     Annualized provision for possible
        loan losses                                68.38%                 48.78%
                                             ================        =================

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Control of loan quality is continually monitored by management and is reviewed by the Banks' Board of Directors and their Credit Committees on a monthly basis. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for possible loan losses, which are charged to earnings through the provision for possible loan losses, are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent and other potential problem loans, and an evaluation of current and prospective economic conditions in the market area.

Net charge-offs of core banking loans during the first half of 1998 totaled $1.1 million, of which approximately $815,000 was attributable to loans originated at one banking office and reflect what management believes to be an isolated problem that has been resolved through the dismissal of the lending officer involved and a subsequent thorough review of all credits originated under his authority. Management continues to be actively involved with each of the credits at this office and presently believes that all material losses have been recorded.

The provision for possible loan losses totaled $1.1 million for the second quarter of 1998 and $2.3 million for the first six months of 1998, increases of $198,000 and $786,000, respectively, over the same periods of 1997. These increases were necessary to cover higher loan charge-offs, as mentioned above, and also to maintain the allowance for possible loan losses at an appropriate level, considering the growth experienced in the portfolio. Management believes the allowance for possible loan losses is adequate to provide for any potential losses in the portfolio.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands):

                                                     JUNE 30,           March 31,          December 31,          June 30,
                                                       1998                1998                1997                1997
                                                  ----------------    ---------------    -----------------    ----------------
Past Due greater than 90 days
     and still accruing:
      Core banking loans                               $ 1,311            $   381           $      868              $  173
      Indirect automobile loans                             45                 47                   11                  27
      Premium finance loans                                897              1,082                  887                 769
                                                  ----------------    ---------------    -----------------    ----------------
                                                         2,253              1,510                1,766                 969
                                                  ----------------    ---------------    -----------------    ----------------

Non-accrual loans:
      Core banking loans                                 3,841              4,225                  782                  33
      Indirect automobile loans                             74                 19                   29                  63
      Premium finance loans                              1,484              2,039                1,629                 753
                                                  ----------------    ---------------    -----------------    ----------------
                                                         5,399              6,283                2,440                 849
                                                  ----------------    ---------------    -----------------    ----------------

Total non-performing loans:
      Core banking loans                                 5,152              4,606                1,650                 206
      Indirect automobile loans                            119                 66                   40                  90
      Premium finance loans                              2,381              3,121                2,516               1,522
                                                  ----------------    ---------------    -----------------    ----------------
                                                         7,652              7,793                4,206               1,818
                                                  ----------------    ---------------    -----------------    ----------------

Other real estate owned                                      -                  -                    -                   -
                                                  ----------------    ---------------    -----------------    ----------------

Total non-performing assets                            $ 7,652            $ 7,793              $ 4,206             $ 1,818
                                                  ================    ===============    =================    ================

Total non-performing loans by
  category as a percent of its own
  respective category:
      Core banking loans                                    0.99%              0.99%                0.37%               0.05%
      Indirect automobile loans                             0.07%              0.04%                0.03%               0.08%
      Premium finance loans                                 1.42%              2.23%                1.96%               1.20%
                                                  ----------------    ---------------    -----------------    ----------------
      Total loans                                           0.90%              1.03%                0.59%               0.28%
                                                  ----------------    ---------------    -----------------    ----------------

Total non-performing assets as a
    percentage of total assets:                             0.65%              0.68%                0.40%               0.21%

Allowance for possible loan losses as a
    percentage of non-performing loans                     76.53%             72.69%              121.64%             243.78%


Non-performing Core Banking Loans

Non-performing loans for the Company's core banking business totaled $5.2 million or 0.99% of the Company's core banking loans as of June 30, 1998. One borrower accounts for approximately $2.6 million of this total and is a credit that is adequately secured but is more than 90 days past due and on non-accrual status. The borrower has entered into a contract to sell the property and the Company believes that proceeds from the sale will retire amounts outstanding and, accordingly, no loss is currently anticipated. Another $898,000 relates to six residential real estate loans which management believe are adequately secured by the underlying real estate. The remaining $1.7 million of non-performing loans is comprised of approximately 17 loans. The small number of borrowers enables management to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively. Management believes that each of these loans are well secured and that collection efforts are active.

Non-performing Premium Finance Loans

Another significant category of non-performing loans is premium finance loans. Due to the nature of the collateral, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, it is important to note that the level of non-performing premium finance loans is not necessarily indicative of the loss inherent in the portfolio. In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically the insured buys an insurance policy from an independent insurance agent or broker who offers financing through the Company's subsidiary, First Insurance Funding Corp. (FIFC). The insured makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement with FIFC for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of FIFC's standard form of financing contract, FIFC has the right to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the loan balance, the interest and other charges due as well. In the event an insurer becomes insolvent and unable to pay claims to an insured or refund unearned premiums upon cancellation of a policy to a finance company, each state provides a state guaranty fund that will pay such a refund, less a per claim deductible in certain states. FIFC diversifies its financing activities among a wide range of brokers and insurers. Due to the notification requirements and the time to process the return of the unearned premium by most insurance carriers, many loans will become delinquent beyond 90 days while the processing of the unearned premium refund to the Company occurs. Management continues to accrue interest until maturity as the unearned premium by the insurance carrier is ordinarily sufficient to pay-off the outstanding principal and contractual interest due.

Total non-performing premium finance loans as of June 30, 1998 were approximately $2.4 million or 1.42% of the outstanding premium finance loans. The decline in the percent of non-performing loans from 2.23% at March 31, 1998 and 1.96% at December 31, 1997 is primarily the result of management's implementation of additional collection procedures and upgraded systems. Management believes the level of net charge-offs is acceptable based on an average gross yield from premium finance loan interest and late fees of approximately 12%.

The amount of non-performing premium finance loans at June 30, 1997 were significantly less because, prior to October 1996, the Company had sold its originated loans to a securitization facility. In October 1996, the Company began retaining all originated loans, and the Company terminated the securitization facility during the third quarter of 1997. If the loans sold to the securitization facility had been retained by the Company, the level of non-performing premium finance loans would have been approximately 2.4% of total premium finance loans.

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $119,000 at June 30, 1998 as compared to $66,000 at March 31, 1998 and $40,000 as of the end of 1997. Although the total has increased slightly, these loans as a percent of total indirect automobile loans were only 0.07% at June 30, 1998 as compared to 0.04% at March 31, 1998 and 0.03% at December 31, 1997. These individual loans comprise smaller dollar amounts and collection efforts are active.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of loans in this category as of June 30, 1998 and December 31, 1997 were approximately $2.5 million and $7.2 million, respectively.

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

YEAR 2000 ISSUE

A critical issue has emerged in the banking industry and generally for all industries that are heavily reliant upon computers regarding how existing software application programs and operating systems can accommodate the date value for the "Year 2000." The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. As such, certain programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, the year 1999 (i.e. `99') could be the maximum date value these systems will be able to accurately process. During 1997, management began the process of working with its outside data processor and other software vendors to ensure that the Company is prepared for the Year 2000. That process has continued during 1998 and current expectations are that testing will be completed in early 1999. The Company is regulated by the Federal Reserve Bank, the Office of the Comptroller of the Currency and the State of Illinois bank regulatory agency, all of which are active in monitoring compliance with the implementation of systems-related Year 2000 issues. The financial impact to the Company is not anticipated to be material to its financial position or results in any given year.

SHAREHOLDER RIGHTS PLAN

On July 28, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan ("Plan") in which preferred stock purchase rights ("Rights") will be distributed as a dividend at the rate of one right for each share of the Company=s outstanding common stock to shareholders of record as of the close of business on August 7, 1998.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 131:
----------------------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 was issued in response to requests from financial statement users for additional and improved segment information. The statement requires a variety of disclosures to better explain and reconcile segment data so that a user of the financial statements can be better enabled to understand the information and its limitations within the context of the consolidated financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The Company will present this new statement's required disclosures in its December 31, 1998 audited financial statements. The Company has yet to determine its segments and related disclosures.

AICPA Accounting Standards Executive Committee Statement of Position 98-5:
--------------------------------------------------------------------------

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the unamortized portion of previously capitalized start-up costs be written-off as a cumulative effect of a change in accounting principle upon adoption of SOP 98-5. Subsequent to adoption of the statement, start-up and organization costs must be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will implement the statement in the first quarter of 1999 and the pre-tax impact will be less than $225,000.

Statement of Financial Accounting Standards No. 133:
----------------------------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. Previous accounting standards and methodologies did not adequately address the many derivative and hedging transactions in the current financial marketplace and, as such, the Securities and Exchange Commission, and other organizations, urged the FASB to deal expeditiously with the related accounting and reporting problems. The accounting and reporting principles prescribed by this standard are complex and will significantly change the way entities account for these activities. This new standard requires that all derivative instruments be recorded in the statement of condition at fair value. The recording of the gain or loss due to changes in fair value could be either reported in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. This standard is effective for the Company as of January 1, 2000. The Company has not yet determined the impact this new statement may have on its future financial condition or its results of operations.

FORWARD -LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.

o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.

o     Although  management  believes the  allowance  for possible loan losses is adequate to absorb losses on any existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.

o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.


o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.

o Changes in the economic environment may influence the growth rate of loans and deposits and also the quality of the loan portfolio.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. The Company, during each of the reported periods, had not entered into any such derivative financial instruments. However, during the third quarter of 1998, the Company entered into an interest rate cap contract with a notional amount of $100 million to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products.

Commitments To Extend Credit And Standby Letters Of Credit
In addition, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation on any condition established in the contract. Commitments may require collateral from the borrower if deemed necessary by the Company and generally have a fixed expiration date. Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party up to a specified amount and with specific terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

Interest Rate Sensitivity Analysis
Interest rate sensitivity is the fluctuation in earnings resulting from changes in market interest rates. Wintrust continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, Wintrust also attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing computerized simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income are identified, management then would take appropriate actions within its asset/liability structure to counter these potential adverse situations. Please refer to the "Net Interest Income" section for further discussion of the net interest margin.

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the individual subsidiaries and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated as of June 30, 1998.


                                                                     TIME TO MATURITY OR REPRICING
                                                                     -----------------------------

                                              0-90              91-365              1-5            OVER 5             TOTAL
                                                                                                                      -----
                                              DAYS              DAYS               YEARS            YEARS
                                         ----------------   ---------------   ---------------   --------------    --------------

                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
   Loans, net of unearned income........    $   385,464        $  221,166        $  213,980      $    31,631         $ 852,241
   Securities...........................        141,119            13,854               271            2,070           157,314
   Interest-bearing bank deposits.......         29,969             3,127                 -                -            33,096
   Federal funds sold...................         31,235                 -                 -                -            31,235
   Other................................              -                 -                 -          102,660           102,660
                                         ----------------   ---------------   ---------------   --------------    --------------
     Total assets.......................        587,787           238,147           214,251          136,361         1,176,546
                                         ----------------   ---------------   ---------------   --------------    --------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
   NOW..................................         95,470                 -                 -                -            95,470
   Savings and money market.............        241,409                 -                 -           13,590           254,999
   Time deposits........................        305,723           221,308            82,776                -           609,807
   Short term borrowings................          1,056                 -                 -                -             1,056
   Notes payable........................         26,603                 -                 -                -            26,603
   Demand deposits & other
      liabilities.......................              -                 -                 -          117,628           117,628
   Shareholders' equity.................              -                 -                 -           70,983            70,983
                                         ----------------   ---------------   ---------------   --------------    --------------
     Total liabilities and
       shareholders' equity..........       $   670,261        $  221,308        $   82,776       $  202,201       $ 1,176,546
                                         ----------------   ---------------   ---------------   --------------    --------------

Rate sensitive assets (RSA).............        587,787           238,147           214,251          136,361

Rate sensitive liabilities (RSL)........        670,261           221,308            82,776          202,201
                                         ----------------   ---------------   ---------------   --------------

Cumulative gap
  (GAP = RSA - RSL).....................    $  (82,474)        $ (65,635)        $   65,840       $        -
                                         ================   ===============   ===============   ==============

RSA/RSL.................................       0.88               1.08              2.59
RSA/Total assets........................       0.50               0.20              0.18
RSL/Total assets........................       0.57               0.19              0.07

GAP/Total assets........................         (7)%               (6)%               6%
GAP/RSA.................................        (14)%               (8)%               6%

While the gap position illustrated above is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time. Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net income due to changes in rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net income over a two-year time horizon due to changes in interest rates, at June 30, 1998, is as follows:

                                                                                   +200 BASIS      -200 BASIS
                                                                                     POINTS          POINTS
                                                                                ---------------  ---------------
Percentage change in net income due to an immediate 200 basis point change in
  interest rates over a two-year time horizon........                                    5.6%           -10.4%
                                                                                ---------------  ---------------

                                     PART II

ITEM 1: LEGAL PROCEEDINGS.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders was held on May 28, 1998.
(c) At the Annual Meeting of Shareholders, the following matter was submitted to a vote of the shareholders:

        (1) The election of eight Class II directors to the Board of Directors to hold office for a three-year term.

            Director                 Votes For    Votes Against    Abstentions
            --------                 ---------    --------------   -----------
        Bruce K. Crowther            5,312,501             0        1,303,917
        Maurice F. Dunne, Jr.        5,322,097             0        1,294,321
        William C. Graft             5,312,901             0        1,303,517
        Marguerite Savard McKenna    5,312,209             0        1,304,209
        Albin F. Moschner            5,319,901             0        1,296,517
        Ingrid Stafford              5,313,701             0        1,302,717
        Jane R. Stein                5,318,096             0        1,298,322
        Katharine V. Sylvester       5,311,696             0        1,304,722

ITEM 5: OTHER INFORMATION.

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    --------

         3 (i)  Amended By-Laws
         27     Financial Data Schedule

(b) Reports on Form 8-K.
    -------------------

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)


Date: August 14, 1998                        /s/ Edward J. Wehmer
                                             President & Chief Executive Officer

Date: August 14, 1998                        /s/ David A. Dykstra
                                             Executive Vice President
                                             & Chief Financial Officer

Date: August 14, 1998                        /s/ Todd A. Gustafson
                                             Vice President/Finance
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 3 (i)            Amended By-Laws

Exhibit 27               Financial Data Schedule