Form 10-Q
period 1998-09-30
WINTRUST FINANCIAL CORP
filed 1998-11-13
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998
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


                               727 North Bank Lane
                           Lake Forest, Illinois 60045
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 615-4096
       ------------------------------------------------------------------
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

Common Stock - no par value, 8,149,946 shares, as of November 13, 1998.

                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.  Financial Statements.__________________________________________    1-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ______________________________________    8-26

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. __   27-29


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ____________________________________________     30

ITEM 2.  Changes in Securities. ________________________________________     30

ITEM 3.  Defaults Upon Senior Securities. ______________________________     30

ITEM 4.  Submission of Matters to a Vote of Security Holders.___________     30

ITEM 5.  Other Information. ____________________________________________     30

ITEM 6.  Exhibits and Reports on Form 8-K. _____________________________     30

         Signatures ____________________________________________________     31

         Exhibit Index _________________________________________________     32

                                     PART I
                          ITEM 1 - FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)
                                                                             September 30,         December 31,        September 30,
                                                                                  1998                 1997                 1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks-noninterest bearing                                   $    28,048          $    32,158          $    34,871
Federal funds sold                                                                 18,250               60,836               75,077
Interest-bearing deposits with banks                                               10,231               85,100               50,023
Available-for-Sale securities, at fair value                                      193,037              101,934               64,705
Held-to-Maturity securities, at amortized cost                                      5,000                5,001                5,001
Loans, net of unearned income                                                     908,276              712,631              694,152
    Less: Allowance for possible loan losses                                        6,500                5,116                5,013
------------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                     901,776              707,515              689,139
Premises and equipment, net                                                        53,165               44,206               39,894
Accrued interest receivable and other assets                                       32,451               14,894               12,478
Goodwill and organizational costs                                                   1,598                1,756                1,782
------------------------------------------------------------------------------------------------------------------------------------

    Total assets                                                              $ 1,243,556          $ 1,053,400          $   972,970
====================================================================================================================================

Liabilities and Shareholders' Equity
Deposits:
 Noninterest bearing                                                          $   106,090          $    92,840          $    77,136
 Interest bearing                                                               1,017,666              824,861              804,174
------------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                             1,123,756              917,701              881,310

Short-term borrowings                                                                --                 35,493                 --
Notes payable                                                                       3,203               20,402               15,903
Accrued interest payable and other liabilities                                     15,942               11,014                8,841
------------------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                           1,142,901              984,610              906,054
------------------------------------------------------------------------------------------------------------------------------------

Company obligated mandatorily redeemable preferred
securities of a wholly-owned subsidiary trust holding
solely subordinated debentures of the Company                                      27,500                 --                   --

Shareholders' equity:
  Preferred stock                                                                    --                   --                   --
  Common stock                                                                      8,150                8,118                8,103
  Surplus                                                                          72,878               72,646               72,502
  Common stock warrants                                                               100                  100                  100
  Retained deficit                                                                 (7,958)             (12,117)             (13,797)
  Accumulated other comprehensive income (loss)                                       (15)                  43                    8
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                     73,155               68,790               66,916
------------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                                $ 1,243,556          $ 1,053,400          $   972,970
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                              Nine Months            Three Months
                                                           Ended September 30,     Ended September 30,
                                                            1998        1997        1998       1997
=====================================================================================================
Interest income
  Interest and fees on loans                             $ 54,645    $ 40,362    $ 20,045   $ 15,473
  Interest=bearing deposits with banks                      2,159         690         378        390
  Federal funds sold                                        1,801       2,379         542        985
  Securities                                                5,683       2,774       1,976        898
-----------------------------------------------------------------------------------------------------
    Total interest income                                  64,288      46,205      22,941     17,746
-----------------------------------------------------------------------------------------------------

Interest expense
   Interest on deposits                                    36,166      26,161      12,562     10,207
   Interest on short=term borrowings and notes payable      1,335         663         506        199
-----------------------------------------------------------------------------------------------------
     Total interest expense                                37,501      26,824      13,068     10,406
-----------------------------------------------------------------------------------------------------

Net interest income                                        26,787      19,381       9,873      7,340
Provision for possible loan losses                          3,311       2,512         971        958
-----------------------------------------------------------------------------------------------------

Net interest income after provision for
  possible loan losses                                     23,476      16,869       8,902      6,382
-----------------------------------------------------------------------------------------------------

Noninterest income
  Fees on mortgage loans sold                               3,902       1,610       1,323        625
  Service charges on deposit accounts                         747         553         293        227
  Trust fees                                                  578         471         210        162
  Loan servicing fees = mortgage loans                        114          69          43         26
  Loan servicing fees - securitization                       --           147        --            4
  Other                                                       340         772         140         58
-----------------------------------------------------------------------------------------------------
    Total noninterest income                                5,681       3,622       2,009      1,102
-----------------------------------------------------------------------------------------------------

Noninterest expense
  Salaries and employee benefits                           14,353      10,401       4,565      3,532
  Occupancy, net                                            1,765       1,434         589        497
  Data processing                                           1,234         982         440        339
  Advertising and marketing                                 1,114         932         358        360
  Other                                                     7,572       5,975       2,687      2,218
-----------------------------------------------------------------------------------------------------
    Total noninterest expense                              26,038      19,724       8,639      6,946
-----------------------------------------------------------------------------------------------------

Income before income taxes                                  3,119         767       2,272        538
Income tax expense (benefit)                               (1,040)     (2,399)        118       (773)
-----------------------------------------------------------------------------------------------------

Net income                                               $  4,159    $  3,166    $  2,154   $  1,311
=====================================================================================================

Net income per common share = Basic                      $   0.51    $   0.41    $   0.26   $   0.16
=====================================================================================================

Net income per common share = Diluted                    $   0.49    $   0.39    $   0.25   $   0.15
=====================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

                                                                                                        Accumulated
                                                                                                           other
                                          Compre-                                                         compre-        Total
                                          hensive      Common                              Retained       hensive     shareholders'
                                          income       stock       Surplus     Warrants    (deficit)      income         equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                             $ 6,603    $ 52,871        $ 100   $ (16,963)         $ 9      $ 42,620

Comprehensive Income:
Net income                                  $ 3,166            -           -            -       3,166            -         3,166
Other Comprehensive Income, net of tax
   Unrealized losses, net of
    reclassification adjustment                  (1)           -           -            -           -           (1)           (1)
                                        ------------
Comprehensive Income                        $ 3,165
                                        ------------

Common stock issued upon exercise
   of stock options                                          102         652            -           -            -           754

Common stock issued in conjunction with
    public offering, net of issuance costs                 1,398      18,979            -           -            -        20,377

----------------------------------------            -----------------------------------------------------------------------------
Balance at September 30, 1997                            $ 8,103    $ 72,502        $ 100   $ (13,797)         $ 8      $ 66,916
----------------------------------------            -----------------------------------------------------------------------------


Balance at December 31, 1997                             $ 8,118    $ 72,646        $ 100   $ (12,117)        $ 43      $ 68,790

Comprehensive Income:
Net income                                  $ 4,159            -           -            -       4,159            -         4,159
Other Comprehensive Income, net of tax
   Unrealized losses, net of
    reclassification adjustment                 (58)           -           -            -           -          (58)          (58)
                                        ------------
Comprehensive Income                        $ 4,101
                                        ------------

Common stock issued upon exercise
   of stock options                                           32         232            -            -            -          264

----------------------------------------            -----------------------------------------------------------------------------
Balance at September 30, 1998                            $ 8,150    $ 72,878        $ 100    $ (7,958)       $ (15)     $ 73,155
----------------------------------------            -----------------------------------------------------------------------------

                                                                                         Nine Months Ended September 30,
                                                                                            1998        1997
Disclosure of reclassification amount:
Unrealized holding losses arising during the period                                            $ (58)       $ (1)
Less: reclassification adjustment for losses included in net income                                -           -
                                                                                        -------------------------
Unrealized losses on Available-for-Sale securities                                             $ (58)       $ (1)
                                                                                        -------------------------

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
                                                                         Nine Months Ended
                                                                            September 30,
---------------------------------------------------------------------------------------------
                                                                          1998         1997
---------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                          $   4,159    $   3,166
  Adjustments to reconcile net income to net cash
        used for, or provided by, operating activities:
    Provision for possible loan losses                                    3,311        2,512
    Depreciation and amortization                                         2,118        1,709
    Income tax benefit                                                   (1,040)      (2,399)
    Net accretion/amortization of securities                               (230)        (332)
   (Increase) decrease in other assets, net                             (16,603)       6,268
    Increase (decrease) in other liabilities, net                         4,928       (7,432)
---------------------------------------------------------------------------------------------
Net Cash Provided by (Used for) Operating Activities                     (3,357)       3,492
---------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from maturities of Available-for-Sale securities             371,922       76,847
  Purchases of Available-for-Sale securities                           (462,794)     (71,833)
  Net decrease (increase) in interest-bearing deposits with banks        74,869      (31,291)
  Net increase in loans                                                (197,572)    (202,739)
  Purchases of premises and equipment, net                              (10,891)     (11,144)
---------------------------------------------------------------------------------------------
Net Cash Used for Investing Activities                                 (224,466)    (240,160)
---------------------------------------------------------------------------------------------

Financing Activities:
  Increase in deposit accounts                                          206,055      263,281
  Decrease in short-term borrowings, net                                (35,493)      (7,058)
  Proceeds from notes payable                                             7,501       11,700
  Proceeds from company obligated mandatorily redeemable
    preferred securities of a wholly-owned subsidiary trust holding
    solely subordinated debentures of the Company                        27,500         --
  Repayment of notes payable                                            (24,700)     (17,854)
  Common stock issued upon exercise of stock options                        264          754
  Issuance of common stock, net of issuance costs                          --         20,377
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               181,127      271,200
---------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                    (46,696)      34,532
Cash and Cash Equivalents at Beginning of Period                         92,994       75,416
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                            $  46,298    $ 109,948
=============================================================================================

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

Wintrust is a financial services holding company currently engaged in the business of providing community banking services through its banking subsidiaries to customers in the Chicago metropolitan area and financing the payment of commercial insurance premiums, on a national basis, through its subsidiary, First Insurance Funding Corporation ("FIFC"). As of September 30, 1998, Wintrust had six wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. On September 30, 1998, Wintrust received regulatory approval to operate a new trust subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"). This new subsidiary will allow the Company to provide trust and investment services at each of the Wintrust banks. Previously, the Company provided trust services through the trust department of Lake Forest Bank.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. Operating results for the three-month and nine-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.

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

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of this entity. SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Accordingly, EPS amounts have been presented in accordance with SFAS No. 128 for 1998 periods and prior periods have been restated to conform to the requirements of such statement. The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                Nine Months Ended September 30,         Three Months Ended September 30,
                                               -----------------------------------   ---------------------------------------
                                                      1998               1997                1998                 1997
                                               ----------------   ----------------   ------------------  -------------------

Net income                            (A)            $ 4,159           $ 3,166               $ 2,154             $ 1,311
                                               ================   ================   ==================  ===================

Average common shares outstanding     (B)              8,141             7,631                 8,150               8,059
  effect of dilutive common shares    (C)                358               486                   384                 528
                                               ----------------   ----------------   ------------------  -------------------

Weighted average common shares and
  effect of dilutive common shares    (D)              8,499             8,117                 8,534               8,587
                                               ================   ================   ==================  ===================

Net income per average
  common share - Basic               (A/B)            $ 0.51            $ 0.41                $ 0.26              $ 0.16
                                               ================   ================   ==================  ===================

Net income per average
  common share - Diluted             (A/D)            $ 0.49            $ 0.39                $ 0.25              $ 0.15
                                               ================   ================   ==================  ===================

(C) The effect of dilutive common shares outstanding result from stock options and stock warrants being treated as if they had been exercised and are computed by application of the treasury stock method.

(4) Trust Preferred Securities
    --------------------------

On September 29, 1998, the Company completed its initial offering of $27.5 million of 9.00% Cumulative Trust Preferred Securities, which is reflected in the Consolidated Statements of Condition as a separate line-item entitled "Company Obligated Mandatorily Redeemable Preferred Securities of a Wholly-Owned Subsidiary Trust Holding Solely Subordinated Debentures of the Company". For purposes of generally accepted accounting principles, these securities are considered to be debt securities and not a component of shareholders' equity. The proceeds from this offering were used to pay-down the Company's outstanding debt under its existing line of credit, and reduced the remaining outstanding notes payable balance to $3.2 million as of September 30, 1998. On October 9, 1998, the Company completed the sale of an additional $3.55 million of the Trust Preferred Securities as a result of the exercise of an over-allotment option by the underwriters. These additional proceeds were used to pay-off the remaining outstanding notes payable balance in October 1998. The Trust Preferred Securities offering has increased Wintrust's regulatory capital (see Shareholders' Equity section of Item 2), and will provide for the continued growth of its banking franchise and for possible future acquisitions of other banks or finance related companies.

Wintrust Capital Trust I ("WCT"), a statutory business trust and wholly-owned subsidiary of the Company that was formed solely for the purpose of the above mentioned offering, issued a total of 1,242,000 Trust Preferred Securities, including the over-allotment, at a price of $25 per security. These securities represent preferred undivided beneficial interests in the assets of WCT, which consist solely of 9.00% Subordinated Debentures issued by the Company to WCT in the aggregate principal amount of $32,010,310. WCT has also issued $960,310 of common securities, all of which are owned by the Company. Holders of the Trust Preferred Securities are entitled to receive preferential cumulative cash distributions at the annual rate of 9.00%, accumulating from September 29, 1998 and payable quarterly in arrears on the last day of each quarter, beginning December 31, 1998. Subject to certain limitations, the Company has the right to defer payment of interest at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their earlier redemption. The Subordinated Debentures will mature on September 30, 2028, which may be shortened to a date not earlier than September 30, 2003, or extended to a date not later than September 30, 2047, in each case if certain conditions are met, and also only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

(5) Comprehensive Income
    --------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The statement does not require a specific format for that financial statement but requires a company to display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for both interim and annual financial statements for periods beginning after December 15, 1997. Comparative financial statements for earlier periods must be reclassified to reflect the provisions of this statement. The Company is disclosing comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 1998, compared with December 31, 1997, and September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

OVERVIEW

The Company's operating subsidiaries were organized within the last eight years in an effort to fulfill a financial services need in the banking and insurance premium financing industries. Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank began operations in December 1991, October 1993, September 1994, October 1995, December 1996 and December 1997, respectively. Subsequent to those initial dates of operations, each of the Banks, except Barrington Bank and Crystal Lake Bank have established additional full-service banking facilities. FIFC began operations in 1990 and is primarily engaged in the business of financing insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. On September 30, 1998, the Company received regulatory approval to operate WAMC as a separately chartered trust subsidiary, that will, over time, offer trust and investment services to customers at many of Wintrust's banking locations.

In December 1997, the Company opened the Crystal Lake Bank in a temporary location, and in September 1998, the Bank moved into its permanent location in downtown Crystal Lake. A full-service facility of Hinsdale Bank was opened in November 1997 in Western Springs, Illinois and branch facilities of North Shore Bank were opened in early 1998 in Glencoe and Wilmette, Illinois. In October 1998, the Libertyville Bank opened a new branch facility that is located in south Libertyville, which is near Vernon Hills, Illinois. Expenses related to these new operations and the establishment of WAMC impact only 1998 operating results for the periods that are presented herein.

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

While committed to a continuing growth strategy, management's current focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the Banks and FIFC. One aspect of this strategy is to continue to pursue specialized earning asset niches, and to shift the mix of earning assets to higher-yielding loans. In addition to Lake Forest Bank's July 1998 acquisition of a small business engaged in medical and municipal equipment leasing, the Company may pursue acquisitions of other specialty finance businesses that generate assets that are suitable for bank investment and/or secondary market sales. To further balance growth with increased earnings, management also intends to focus on reducing the cost of deposits, particularly in the older banks that have more established customer bases.

With the formation of WAMC, the Company intends to expand the trust and investment management services that have already been provided during the past several years through the trust department of the Lake Forest Bank. With a separately chartered trust subsidiary, the Company will be able to offer trust and investment management services in all Wintrust bank communities. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WAMC can successfully compete for trust business by targeting small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that will be offered by WAMC's experienced trust professionals. During the fourth quarter of 1998, WAMC will be adding permanent trust professionals at North Shore Bank, Hinsdale Bank and Barrington Bank. As in the past, Lake Forest Bank will continue to have a full complement of trust professionals.


RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended September 30, 1998 totaled $2.2 million or $0.25 per diluted common share, compared to $1.3 million, or $0.15 per diluted common share, for the third quarter of 1997. For the nine months ended September 30, 1998, net income totaled $4.2 million, or $0.49 per diluted common share, compared to $3.2 million, or $0.39 per diluted common share, for the same period of 1997.

In the second quarter of 1998, net income was unfavorably impacted by the previously reported non-recurring $1.0 million pre-tax charge related to severance amounts due to the Company's former Chairman and Chief Executive Officer and certain related legal fees. Excluding this charge, on an after-tax basis, net income for the nine month period ended September 30, 1998 would have been $4.8 million, or $0.56 per diluted common share, an increase of $1.6 million, or 51%, over the same period in 1997.

A significant factor contributing to the quarterly and year-to-date net income for both 1998 and 1997 was the recognition of income tax benefits from the realization of previously unvalued tax loss benefits. For the nine months ended September 30, 1998 and 1997, the Company recorded income tax benefits of $1.0 million and $2.4 million, respectively. For the quarter ended September 30, 1998, the Company recorded $118,000 of net tax expense, and for the quarter ended September 30, 1997, recorded $773,000 of tax benefits. These income tax benefits reflect management's determination that certain of the Company's subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously recognized was more likely than not to occur. See the Income Taxes section later in this discussion for further information.

Excluding the impact of income tax benefits and the second quarter 1998 $1.0 million non-recurring pre-tax charge, the Company recorded operating income of $4.1 million and $767,000 in the first nine months of 1998 and 1997, respectively. In the third quarters of 1998 and 1997, exclusive of income tax benefits, operating income totaled $2.3 million and $538,000, respectively. The improvement in operating results was due to the enhanced performance of the Company's more established subsidiaries.

NET INTEREST INCOME

Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. The following table presents a summary of Wintrust's net interest income and related net interest margin for the nine months ended September 30, 1998 and 1997, calculated on a tax equivalent basis (dollars in thousands):


                                                       Nine Months Ended                             Nine Months Ended
                                                       September 30, 1998                            September 30, 1997
                                        ------------------------------------------    ------------------------------------------
                                              Average       Interest        Rate           Average        Interest       Rate
                                        ----------------- -------------- ---------    --------------- --------------- ----------

Interest-bearing deposits with banks          $ 50,415        $ 2,159        5.72%        $ 16,670          $  690        5.52%
Federal funds sold                              44,628          1,801        5.40           58,644           2,379        5.41
Investment securities (1)                      133,297          5,683        5.70           68,067           2,779        5.44
Loans, net of unearned income (1)              808,009         54,711        9.05          598,138          40,409        9.01
                                        ----------------- -------------- ---------    --------------- --------------- ----------
     Total earning assets                    1,036,349         64,354        8.30%         741,519          46,257        8.32%
                                        ----------------- -------------- ---------    --------------- --------------- ----------

Interest-bearing deposits                      924,048         36,166        5.23%         659,164          26,161        5.29%
Notes payable, trust preferred
  securities and short-term borrowings          26,559          1,335        6.72           13,325             663        6.63
                                        ----------------- -------------- ---------    --------------- --------------- ----------
     Total interest-bearing liabilities      $ 950,607       $ 37,501        5.27%       $ 672,489        $ 26,824        5.32%
                                        ----------------- -------------- ---------    --------------- --------------- ----------

Tax equivalent net interest income                           $ 26,853                                     $ 19,433
                                                          ==============                              ===============

Net interest spread                                                          3.03%                                        3.00%
                                                                         =========                                    ==========

Net interest margin                                                          3.46%                                        3.49%
                                                                         =========                                    ==========
-------------------------------

(1) Interest income on tax advantaged investment securities and loans reflect a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax equivalent adjustment reflected in the above table is $66,000 and $52,000 in 1998 and 1997, respectively.

While the year-to-date 1998 net interest margin of 3.46% is slightly lower in comparison to the 1997 margin of 3.49%, the third quarter 1998 net interest margin, as shown on the following page, was 3.61% and shows improvement over both the third quarter 1997 margin of 3.47% and the first and second quarter 1998 margins of 3.27% and 3.45%, respectively. This improvement was due to lower deposit rates and continued loan growth, which has caused the mix of average loans to average earning assets to increase from 74% in the first quarter of 1998 to 81% in the most recent quarter. In comparison to the first nine months of 1997, yields on earning assets for the same period in 1998 have declined 2 basis points to 8.30%, however, the rate paid on interest-bearing deposits improved from 5.29% in 1997 to 5.23% in 1998.

The Company's net interest margin is low compared to industry standards primarily for the following reasons. First, as de novo banking institutions, Wintrust's subsidiary banks have been aggressive in providing competitive loan and deposit interest rates to the communities that they serve in order to develop significant market share. In addition, newer de novo banks typically have lower loan-to-deposit ratios than more established banks, as loan growth is slower to develop in new markets than deposit growth.

The following table presents a summary of Wintrust's net interest income and related net interest margin for the three months ended September 30, 1998 and 1997, calculated on a tax equivalent basis (dollars in thousands):

                                                      Three Months Ended                             Three Months Ended
                                                     September 30, 1998                             September 30, 1997
                                        ------------------------------------------    ------------------------------------------
                                              Average       Interest        Rate           Average        Interest       Rate
                                        ----------------- -------------- ---------    --------------- --------------- ----------

Interest-bearing deposits with banks          $  26,692       $  378         5.62%        $ 28,392          $  390        5.45%
Federal funds sold                               40,328          542         5.33           70,642             985        5.53
Investment securities (1)                       137,895        1,976         5.69           67,808             898        5.25
Loans, net of unearned income (1)               883,515       20,068         9.01          674,260           15,491       9.12
                                        ----------------- -------------- ---------    --------------- --------------- ----------
     Total earning assets                     1,088,430       22,964         8.37%         841,102           17,764       8.38%
                                        ----------------- -------------- ---------    --------------- --------------- ----------

Interest-bearing deposits                       969,591       12,562         5.14%         749,464           10,207       5.40%
Notes payable, trust preferred
  securities and short-term borrowings           30,447          506         6.59           12,856              199       6.14
                                        ----------------- -------------- ---------    --------------- --------------- ----------
     Total interest-bearing liabilities     $ 1,000,038      $13,068         5.18%       $ 762,320         $ 10,406       5.42%
                                        ----------------- -------------- ---------    --------------- --------------- ----------

Tax equivalent net interest income                           $ 9,896                                       $ 7,358
                                                          ==============                              ===============

Net interest spread                                                          3.19%                                        2.96%
                                                                         ==========                                    ==========

Net interest margin                                                          3.61%                                        3.47%
                                                                         ==========                                    ==========
-------------------------------

(1) Interest income on tax advantaged investment securities and loans reflect a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The adjustment reflected in the above table is $23,000 and $18,000 in 1998 and 1997, respectively.

For the third quarter of 1998, the yield on earning assets of 8.37% remained relatively constant with the 1997 third quarter yield of 8.38%. The rate paid on interest-bearing deposits, however, improved from 5.40% in the third quarter of 1997 to 5.14% in the third quarter of 1998, due to both a general decline in rates and less aggressive deposit pricing in the markets of the more mature banks that have already established significant market share. Management's continued focus on deposit pricing at the more mature banks may result in further improvements in the net interest margin.

The following table presents a reconciliation of Wintrust's net interest income, calculated on a tax equivalent basis, for the three and nine month periods between September 30, 1997 and September 30, 1998. The reconciliation sets forth the change in the net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                       Three Month        Nine Month
                                                                                          Period            Period
                                                                                          ------            ------

 Tax equivalent net interest income for the periods ended September 30, 1997............  $ 7,358         $ 19,433
     Change due to average earning assets fluctuations (volume).........................    2,163            7,696
     Change due to interest rate fluctuations (rate)....................................      297             (166)
     Change due to rate/volume fluctuations (mix).......................................       78             (110)
                                                                                         -----------------------------
 Tax equivalent net interest income for the periods ended September 30, 1998...           $ 9,896         $ 26,853
                                                                                         =============================

NONINTEREST INCOME

For the third quarter of 1998, noninterest income increased $907,000, or 82%, over the prior year quarter and totaled $2.0 million. Total noninterest income for the first nine months of 1998 was $5.7 million, an increase of $2.1 million, or 57%, over 1997. The year-to-date increase would have been $2.7 million, or 88%, if not for the approximately $600,000 of proceeds from the settlement of a lawsuit in 1997. The following table presents noninterest income by category (in thousands):

                                                            Nine Months Ended                   Three Months Ended
                                                              September 30,                         September 30,
                                                  ---------------------------------------      ------------------------------------
                                                       1998                   1997                  1998                 1997
                                                  ----------------       ----------------      ----------------     ---------------
Fees on mortgage loans sold                              $3,902                $ 1,610                $1,323               $ 625
Service charges on deposit accounts                         747                    553                   293                 227
Trust fees                                                  578                    471                   210                 162
Loan servicing fees - mortgage loans                        114                     69                    43                  26
Loan servicing fees - securitization                          -                    147                     -                   4
Securities gains, net                                         -                      -                     -                   -
Other income                                                340                    772                   140                  58
                                                  ----------------       ----------------      ----------------     ---------------
     Total noninterest income                            $5,681                $ 3,622                $2,009              $1,102
                                                  ================       ================      ================     ===============

Fees on mortgage loans sold includes income from originating and selling residential real estate loans into the secondary market, the majority of which are sold without retaining servicing rights. These fees rose $2.3 million, or 142%, in the first nine months of 1998 and totaled $3.9 million. For the third quarter of 1998, fees totaled $1.3 million and increased $698,000 over the 1997 third quarter. These strong increases were the result of a favorable mortgage interest rate environment and related high levels of refinancing activity, coupled with a healthy residential real estate market.

Increased deposit balances resulted in a higher level of service charges, which increased $194,000, or 35%, for the first nine months of 1998 when compared to 1997, and totaled $747,000. For the third quarter of 1998, deposit service charges totaled $293,000, and increased $66,000, or 29%, over the same quarter of 1997. The majority of deposit service charges relate to fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees increased in the first nine months of 1998 and totaled $578,000, a $107,000 or 23% increase over the 1997 period. For the third quarter of 1998, trust fees totaled $210,000 and increased $48,000, or 30%, over the third quarter of 1997, as a result of new business development efforts.

Management believes that its bank facilities are located in some of the best trust markets in Illinois and that current market areas will support WAMC's product offerings that are principally designed for the small-to-mid size trust or investment account. Services typically will include traditional trust products and services, as well as investment management, financial planning and 401(k) management services. The Company will begin introducing these services at each of the Banks over the next few years, beginning with fourth quarter 1998 openings at North Shore Bank, Hinsdale Bank and Barrington Bank. As mentioned earlier, the Lake Forest Bank previously operated a trust department for many years and will continue to offer trust services, as well as new product offerings, under the WAMC name.

Similar to starting a de novo bank, the introduction of expanded trust services is expected to cause relatively high overhead levels when compared to initial fee income generated by WAMC. The overhead will consist primarily of the salaries and benefits of experienced trust professionals. Management anticipates that WAMC will be successful in attracting trust business over the next two years, and that trust fees should increase to levels sufficient to absorb the overhead of WAMC.

Other noninterest income for the first nine months of 1998 totaled $340,000, a decline of $432,000 from the same period in 1997. This decrease was primarily related to approximately $600,000 of proceeds from the settlement of a lawsuit in 1997. For the third quarter of 1998, other noninterest income totaled $140,000, an increase of $82,000 over the prior year quarter due mainly to safe deposit rental income and other services added at the newer banks, coupled with lease rental income from the new medical and municipal equipment leasing division of the Lake Forest Bank.

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

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1998 totaled $8.6 million, an increase of $1.7 million or 24% over the third quarter of 1997. For the first nine months of 1998, total noninterest expense was $26.0 million, an increase of $6.3 million or 32%, over the same period in 1997. Included in the increase for the first nine months of 1998 was a $1.0 million non-recurring pre-tax charge that was recorded in the second quarter of 1998, as mentioned earlier. Excluding this non-recurring charge, total noninterest expense for the first nine months of 1998 would have increased $5.3 million or 27%, over the same period in 1997. The following table presents noninterest expense by category (in thousands):

                                                     Nine Months Ended                               Three Months
                                                       September 30,                              Ended September 30,
                                            ------------------------------------        ---------------------------------------
                                                  1998                1997                     1998                 1997
                                            -----------------   -----------------       -------------------   ------------------
  Salaries and employee benefits                  $ 14,353            $ 10,401                   $ 4,565              $ 3,532
  Occupancy, net                                     1,765               1,434                       589                  497
  Data processing                                    1,234                 982                       440                  339
  Advertising and marketing                          1,114                 932                       358                  360
  Other                                              7,572               5,975                     2,687                2,218
                                            -----------------   -----------------       -------------------   ------------------
       Total noninterest expense                  $ 26,038            $ 19,724                   $ 8,639              $ 6,946
                                            =================   =================       ===================   ==================

The increases in noninterest expense were predominantly caused by the continued growth of the Company. Since September 30, 1997, total deposits have grown 28% and total loan balances have risen 31%, requiring higher levels of staffing and other costs to both originate and service the larger customer base.

Salaries and employee benefits for the third quarter of 1998 totaled $4.6 million, an increase of $1.0 million, or 29%, from the same quarter of 1997. For the first nine months of 1998, salaries and employee benefits totaled $14.4 million and increased $4.0 million, or 38%, over the 1997 period. Approximately $900,000 of the $1.0 million non-recurring charge mentioned earlier relates to a severance accrual and, excluding this charge, the year-to-date increase over the 1997 period would have been $3.1 million, or 29%.

The increases in salaries and employee benefits were directly caused by higher staffing levels necessary to support the growth of the Company including 1) the Crystal Lake Bank that was opened in December 1997, 2) a new full-service facility located in Western Springs that opened in November 1997, 3) two branch facilities, in Wilmette and Glencoe, that began operations in early 1998, 4) the formation of WAMC as a separate trust company, 5) the addition of the new medical and municipal equipment leasing division in July 1998, and 6) additional staffing to service the larger deposit and loan portfolios.

Net occupancy expenses for the nine months ended September 30, 1998 totaled $1.8 million, an increase of $331,000, or 23%, compared to the same period in 1997. For the third quarter of 1998, the increase was $92,000, or 19%, over the same quarter in 1997. These increases were due primarily to the opening of new facilities, as discussed above.

Data processing expenses totaled $1.2 million for the first nine months of 1998, an increase of $252,000, or 26%, when compared to the same period in 1997. For the third quarter of 1998, data processing expenses totaled $440,000 and increased $101,000, or 30%, over the same 1997 quarter. These increases are due primarily to additional transactional charges related to the larger deposit and loan portfolios, which increased approximately 28% and 31%, respectively, as of September 30, 1998 when compared to September 30, 1997. Additionally, the 1998 totals include data processing costs related to the Crystal Lake Bank, which was opened in December 1997.

Advertising and marketing expenses totaled $1.1 million for the first nine months of 1998, an increase of $182,000, or 20%, over the same period of 1997. For the third quarter of 1998, total advertising and marketing expenses were $358,000 as compared to $360,000 in the same quarter of 1997. The year-to-date increase over 1997 was predominantly caused by higher levels of marketing costs that were necessary to attract loans and deposits at the new Crystal Lake Bank and other new branch facilities, and to introduce new loan promotions at FIFC. Management anticipates continued increases in this expense category as Wintrust continues to expand its base of customers and market additional banking and trust products and services.

Other noninterest expenses for the nine months ended September 30, 1998 totaled $7.6 million, an increase of $1.6 million, or 27%, over the same prior year period. For the third quarter of 1998, other noninterest expense totaled $2.7 million, an increase of $469,000, or 21%, over the same quarter of 1997. This category includes expenses incurred for audits and examinations, amortization of organizational costs and other intangible assets, correspondent bank service charges, insurance, legal fees, postage, stationery and supplies and other sundry expenses. The increase in this category of expenses is generally a result of the Company's expansion activities, including the origination and servicing of a larger base of deposit and loan accounts. Other noninterest expense as a percentage of total average assets, on an annualized basis, was 0.89% in 1998, an improvement from 0.99% in 1997.

Despite the increases in various noninterest expense categories, the Company's year-to-date ratio of total noninterest expense to total average assets, excluding the non-recurring 1998 charge, declined to 2.95% in 1998 from 3.26% in 1997, reflecting management's commitment to maintaining low overhead costs while providing superior customer service. Additionally, Wintrust's net overhead ratio of 2.28% for the first nine months of 1998, excluding the non-recurring charge, compares favorably to the nine month 1997 ratio of 2.66%, and is comparable to peer group ratios.

INCOME TAXES

The Company recorded income tax benefits of $1.0 million and $2.4 million for the nine months ended September 30, 1998 and 1997, respectively. Prior to the September 1, 1996 merger transaction that formed Wintrust, each of the merging companies, except Lake Forest Bank, had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits become available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefit recorded in 1998 and 1997 reflected management's determination that certain of the subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur. Management anticipates that full recognition of the net operating losses, for financial accounting purposes, will be complete by year-end 1998 and the Company will be fully-taxable during 1999.

FINANCIAL CONDITION

Total assets were $1.24 billion at September 30, 1998, an increase of $270.6 million, or 28%, over the $973.0 million a year earlier, and $190.2 million, or 18%, over the $1.05 billion at December 31, 1997. This growth was caused by higher deposit levels at the newer de novo banks and continued market share growth at the other banks. These deposit increases were utilized to fund growth in the loan portfolio, as noted below. Shareholders' equity rose to $73.2 million at September 30, 1998, an increase of $4.4 million from the December 31, 1997 balance, due primarily to the Company's net income for the first nine months of 1998.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                                September 30, 1998             December 31, 1997             September 30, 1997
                                        ------------------ ------------ ----------------- ----------- ---------------- ------------
Loans:                                       Balance         Percent        Balance        Percent        Balance        Percent
                                        ------------------ ------------ ----------------- ----------- ---------------- ------------
 Commercial and commercial
     real estate                             $ 312,853          28%            $235,483        25%           $237,095        27%
 Premium finance, net                          174,551          15              128,453        13             129,100        15
 Indirect auto, net                            188,490          17              138,784        14             129,050        15
 Home equity                                   113,946          10              116,147        12             110,042        12
 Residential real estate                        84,646           7               61,611         6              58,498         6
 Installment and other                          33,790           3               32,153         4              30,367         3
                                        ------------------ ------------ ----------------- ----------- ---------------- ------------
 Total loans, net of
    unearned income                            908,276          80              712,631        74             694,152        78
                                        ------------------ ------------ ----------------- ----------- ---------------- ------------
 Securities and money
    market investments                         226,518          20              252,871        26             194,806        22
                                        ------------------ ------------ ----------------- ----------- ---------------- ------------

 Total earning assets                      $ 1,134,794         100%            $965,502       100%           $888,958       100%
                                        ================== ============ ================= =========== ================ ============

Total loans were $908.3 million at September 30, 1998, an increase of $195.6 million, or 27%, from $712.6 million at December 31, 1997, and an increase of $214.1 million, or 31%, from September 30, 1997. Loan growth has been mainly in the commercial, premium finance and indirect auto loan categories, resulting in the loan portfolio comprising 80% of total earning assets as of September 30, 1998 as compared to 78% a year earlier.

Commercial and commercial real estate loans, the largest loan category, comprised 28% of total loans as of September 30, 1998 and has increased $77.4 million, or 33%, since December 31, 1997 and $75.8 million, or 32%, since September 30, 1997. These increases were generally due to the low rate environment, healthy economy and the hiring of additional experienced lending officers. Net premium finance loans totaled $174.6 million at September 30, 1998, an increase of $46.1 million, or 36%, since December 31, 1997. This growth was primarily due to increased market penetration from new product offerings and targeted marketing programs. Net indirect auto loans totaled $188.5 million as of September 30, 1998, an increase of $49.7 million, or 36%, since December 31, 1997, and an increase of $59.4 million, or 46%, since September 30, 1997. These increases were primarily the result of business development efforts that added new dealers to the network of auto dealer relationships and the low interest rate environment. The indirect auto portfolio consists of high quality new and used auto loans and does not include sub-prime loans. Sub-prime loans are generally made to individuals with impaired credit histories at generally higher interest rates, and accordingly, involve higher levels of credit risk that the Company is not willing to accept. The total of home equity loans has remained relatively constant when compared to the prior year dates, despite the large volume of home equity loans that have been refinanced into first mortgage loans over the past year as a result of low mortgage loan interest rates. In addition, unused commitments on home equity lines of credit have increased $54.3 million, or 52%, over the balance at September 30, 1997 and totaled $159.1 million at September 30, 1998.

Securities and money market investments (i.e. federal funds sold and interest-bearing deposits with banks) totaled $226.5 million at September 30, 1998, a decline of $26.4 million from the December 31, 1997 balance, and an increase of $31.7 million since the September 30, 1997 balance. As of September 30, 1998, total securities and money market investments were comprised of 18% in U.S. Treasury and government agency securities, 69% in other debt and equity securities, 5% in short-term interest-bearing deposits with banks and 8% in overnight federal funds sold. The Company maintained no trading account securities at September 30, 1998 or in any of the other previous reporting periods.

The balances of securities and money market investments fluctuate based upon deposit inflows and loan demand. As a result of anticipated significant growth in the development of de novo banks, it has been Wintrust's policy to maintain its investment portfolio in short-term, liquid, and diversified high credit quality investments at the Banks in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate. Furthermore, since short-term investment yields are comparable to long-term investment yields in the current interest rate environment, there is little incentive to invest in securities with extended maturities.

DEPOSITS

Total deposits at September 30, 1998 were $1.12 billion, an increase of 22% over the December 31, 1997 deposit total of $917.7 million and an increase of 28% since the September 30, 1997 total of $881.3 million. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                 September 30, 1998                 December 31, 1997                 September 30, 1997
                          ---------------------------------  ---------------------------------  --------------------------------
                                                Percent                            Percent                           Percent
                              Balance          of Total           Balance         of Total          Balance         of Total
                          -----------------  --------------  ------------------ --------------  ----------------- --------------
Demand                           $ 106,090             9%            $ 92,840            10%            $ 77,136            9%
NOW                                105,678             9               83,301             9               76,917            9
Money market                       200,236            18              154,893            17              149,436           17
Savings                             65,290             6               61,445             7               55,758            6
Certificates of deposit            646,462            58              525,222            57              522,063           59
                          -----------------  --------------  ------------------ --------------  ----------------- --------------

             Total             $ 1,123,756           100%           $ 917,701           100%            $881,310          100%
                          =================  ==============  ================== ==============  ================= ==============

The mix of deposits as of September 30, 1998 has remained relatively consistent with the mix shown as of the prior year dates. Growth has been due primarily to higher deposit levels at the newer de novo banks and branches, and continued success of marketing the Company's deposit products at the more established banks, which has increased deposit market share.

SHAREHOLDERS' EQUITY

Shareholders' equity grew $4.4 million to $73.2 million at September 30, 1998, from $68.8 million at December 31, 1997. The primary components of the change in shareholders' equity are net income for the first nine months of 1998 and, to a lesser extent, the exercise of certain common stock options.

The following table reflects various consolidated measures of capital at September 30, 1998, December 31, 1997 and September 30, 1997:

                                                               September 30,          December 31,          September 30,
                                                                   1998                   1997                  1997
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          8.0%                 6.6%                   7.3%
Ending tier 1 capital to risk-based asset ratio                         9.0%                 8.7%                   8.6%
Ending total capital to risk-based asset ratio                          9.9%                 9.4%                   9.3%
Dividend payout ratio                                                   0.0%                 0.0%                   0.0%


The Company's capital ratios as of September 30, 1998 were higher in comparison to the earlier dates presented due to the September 1998 Trust Preferred Securities offering, as discussed in Note 4 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of this report. The continued asset growth of the Company, coupled with slow capital growth primarily due to expenses associated with the newer de novo banks, necessitated additional capital to both support the growth and maintain the Company in the "adequately capitalized" category for total risk-based capital. Partially for this reason, the Company issued the Trust Preferred Securities, which qualify as regulatory capital under Federal Reserve guidelines. To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. As of September 30, 1998, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio, as the ratio of 9.9% was slightly below the "well capitalized" minimum of 10.0%.

In early October 1998, the Company's regulatory capital increased $3.55 million from the completion of the sale of additional Trust Preferred Securities pursuant to the underwriters' over-allotment option, as more fully discussed in
Note 4 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of this report. If this over-allotment option would have been completed in September 1998, the total risk-based capital ratio would have been approximately 10.3% and the Company would have been in the "well capitalized" category.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for possible loan losses for the nine and three month periods is shown as follows (dollars in thousands):

                                                                         Nine Months Ended                   Three Months Ended
                                                                            September 30,                      September 30,
                                                                     -------------------------         -------------------------
                                                                        1998             1997             1998            1997
                                                                     ---------        ---------        ---------       ---------

Balance at beginning of period                                      $   5,116        $   3,636        $   5,856       $   4,432

Provision for possible loan losses                                      3,311            2,512              971             958

Loans charged-off
-----------------
  Core banking loans                                                    1,508              343              235             234
  Premium finance                                                         359              722               62             136
  Indirect auto                                                           380              155              115              63
                                                                     ---------        ---------        ---------       ---------
    Total loans charged-off                                             2,247            1,220              412             433
                                                                     ---------        ---------        ---------       ---------
Recoveries
----------
  Core banking loans                                                      176               42               14              22
  Premium finance                                                         112               36               52              27
  Indirect auto                                                            32                7               19               7
                                                                     ---------        ---------        ---------       ---------
    Total recoveries                                                      320               85               85              56
                                                                     ---------        ---------        ---------       ---------

Net loans charged off                                                  (1,927)          (1,135)            (327)           (377)
                                                                     ---------        ---------        ---------       ---------
Balance at September 30                                             $   6,500        $   5,013        $   6,500       $   5,013
                                                                     =========        =========        =========       =========

Loans at September 30                                               $ 908,276        $ 694,152
                                                                     =========        =========

Allowance as a percentage of loans                                       0.72%            0.72%
                                                                     =========        =========

Annualized net charge-offs as a percentage of average:
        Core banking loans                                               0.36%            0.10%
        Premium finance                                                  0.21%            0.84%
        Indirect auto                                                    0.29%            0.18%
                                                                     ---------        ---------
            Total loans                                                  0.32%            0.25%
                                                                     =========        =========
        Annualized provision for
            possible loan losses                                        58.20%           45.18%
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

Net charge-offs of core banking loans during the first nine months of 1998 totaled $1.3 million, of which approximately $815,000 was attributable to loans originated at one banking office and reflect what management believes to be an isolated problem that has been resolved through the dismissal of the lending officer involved and a subsequent thorough review of all credits originated under his authority. Management continues to be actively involved with each of the credits at this office and presently believes that all material losses have been recorded. Annualized core loan net charge-offs as a percentage of average core loans were 0.36% in 1998 as compared to 0.10% in 1997, the increase due to the charge-offs noted above.

Premium finance loan net charge-offs for the nine months ended September 30, 1998 totaled $247,000 as compared to the $686,000 recorded in the same period of 1997. On an annualized basis, net charge-offs were 0.21% of average premium finance loans in 1998 versus 0.84% in 1997. This improvement was the result of an enhanced management team and the implementation of additional collection procedures and system upgrades.

Indirect auto loan net charge-offs totaled $348,000 for the first nine months of 1998 as compared to $148,000 in the same period of 1997. Net charge-offs as a percentage of average indirect auto loans, on an annualized basis, were 0.29% in 1998 in comparison to 0.18% in 1997. Although net charge-offs have increased over the prior year, the level of net charge-offs continues to be lower than the normal industry experience levels for this type of loan portfolio. The amount of total non-performing indirect auto loans, as shown in the following section, is also below normal industry levels.

The provision for possible loan losses totaled $971,000 for the third quarter of 1998 and $3.3 million for the first nine months of 1998, increases of $13,000 and $799,000, respectively, over the same periods of 1997. The year-to-date increase was necessary to cover higher loan charge-offs, as mentioned above, and also to maintain the allowance for possible loan losses at an appropriate level, considering the growth experienced in the portfolio.

As of September 30, 1998, the allowance for possible loan losses as a percentage of total loans was 0.72%, an increase from 0.69% as of June 30, 1998, and equivalent to the percentages as of December 31, 1997 and September 30, 1997. Management has a goal of increasing the allowance level over the next two years to at least 1.00% of total loans, which will bring the ratio closer to the Company's peer group ratio. Management believes that the allowance for possible loan losses is adequate to provide for any potential losses in the portfolio.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands):

                                                         September 30,          June 30,        December 31,       September 30,
                                                             1998                 1998              1997                1997
                                                      --------------------  ----------------- ------------------ -----------------
   Past Due greater than 90 days
        and still accruing:
         Core banking loans                                     $  686            $ 1,311             $  868              $  611
         Premium finance loans                                     778                897                887               1,081
         Indirect auto loans                                       167                 45                 11                   9
                                                      --------------------  ----------------- ------------------ -----------------
                                                                 1,631              2,253              1,766               1,701
                                                      --------------------  ----------------- ------------------ -----------------

   Non-accrual loans:
         Core banking loans                                      3,387   *          3,841                782                 277
         Premium finance loans                                     875              1,484              1,629               2,597
         Indirect auto loans                                       129                 74                 29                  40
                                                      --------------------  ----------------- ------------------ -----------------
                                                                 4,391              5,399              2,440               2,914
                                                      --------------------  ----------------- ------------------ -----------------

   Total non-performing loans:
         Core banking loans                                      4,073              5,152              1,650                 888
         Premium finance loans                                   1,653              2,381              2,516               3,678
         Indirect auto loans                                       296                119                 40                  49
                                                      --------------------  ----------------- ------------------ -----------------
                                                                 6,022              7,652              4,206               4,615
                                                      --------------------  ----------------- ------------------ -----------------

   Other real estate owned                                           -                  -                  -                   -
                                                      --------------------  ----------------- ------------------ -------------------

   Total non-performing assets                                 $ 6,022            $ 7,652            $ 4,206             $ 4,615
                                                      ====================  ================= ================== ===================

   Total non-performing loans by
      category as a percent of its own
      respective category:
         Core banking loans                                         0.75%              0.99%              0.37%               0.21%
         Premium finance loans                                      0.95%              1.42%              1.96%               2.85%
         Indirect auto loans                                        0.16%              0.07%              0.03%               0.04%
                                                      --------------------  ----------------- ------------------ -------------------
         Total loans                                                0.66%              0.90%              0.59%               0.66%
                                                      --------------------  ----------------- ------------------ -------------------

   Total non-performing assets as a
      percentage of total assets                                    0.48%              0.65%              0.40%               0.47%

   Allowance for possible loan losses as
      a percentage of non-performing loans                        107.94%             76.53%            121.64%             108.64%
   -------------------------------

* In October 1998, a $2.6 million non-accrual loan was paid-off, without loss, from the sale of the underlying real estate collateral to an unrelated third party, with a portion of the sale being financed through the Company.

Non-performing Core Banking Loans

Total non-performing loans for the Company's core banking business were $4.1 million or 0.75% of the Company's core banking loans as of September 30, 1998, an improvement from the $5.2 million or 0.99% of core banking loans as of June 30, 1998. In October 1998, the single largest non-performing loan at $2.6 million was paid-off, without loss, from the sale of the underlying real estate collateral to an unrelated third party, with a portion of the sale being financed through the Company. The remaining $1.5 million of non-performing loans was comprised of a variety of smaller commercial loans and management believes each of these loans are well secured and in the process of collection. The small number of non-performing loans allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively.

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

Total non-performing premium finance loans as of September 30, 1998 were approximately $1.7 million or 0.95% of total outstanding premium finance loans. This is an improvement from 1.42% as of June 30, 1998 and 1.96% as of December 31, 1997, and is primarily the result of management's implementation of additional collection procedures and upgraded systems. Management believes the level of net charge-offs is acceptable based on an average gross yield from premium finance loan interest and late fees of approximately 12%.

Non-performing Indirect Auto Loans

Total non-performing indirect auto loans were $296,000 at September 30, 1998 as compared to $119,000 at June 30, 1998 and $40,000 as of the end of 1997. Although the total has increased, these loans as a percent of total indirect automobile loans were 0.16% at September 30, 1998 as compared to 0.07% at June 30, 1998 and 0.03% at December 31, 1997, in management's view still well below standard industry ratios for this type of loan category. These individual loans comprise smaller dollar amounts and collection efforts are active.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included as non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of September 30, 1998 and December 31, 1997 were approximately $2.5 million and $7.2 million, respectively.

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

INFLATION

A banking organization's assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company's asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates.

YEAR 2000 ISSUE

A critical issue has emerged in the banking industry and generally for all industries that are heavily reliant upon computers regarding how existing software application programs and operating systems can accommodate the date value for the "Year 2000." The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. As such, certain programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, the year 1999 (i.e. `99') could be the maximum date value these systems will be able to accurately process. Like most financial service providers, the Company may be significantly affected by the Year 2000 problem due to the nature of financial information. Furthermore, if computer systems are not adequately changed to properly identify the Year 2000, many computer applications could fail or create erroneous results.

During 1997, management began the process of working with its two outside data processors and other software vendors to ensure that the Company is prepared for the Year 2000. Management has been in frequent contact with the outside data providers and has developed the Company's testing strategy and Year 2000 plan with the knowledge and understanding of each of the data providers' plans and timetables. Preliminary testing by the Company of its outside data providers' Year 2000 compliance efforts has already taken place and it is expected that final testwork will be completed in early 1999. Additionally, critical in-house hardware and related systems are being reviewed and upgraded, if necessary, to be Year 2000 compliant. Testing of these critical hardware systems, such as workstations, file servers, the wide area network and all local area networks, is expected to be completed no later than June 30, 1999. The completion of upgraded software installations, where previous software versions were not Year 2000 compliant, is presently scheduled to be completed by December 31, 1998. The Company is also in the process of completing customer assessments to determine whether any potential exposure exists, and expects to complete this step by early 1999.

The Company has not yet completed a contingency plan, however, a plan is in development with applicable testing anticipated to be completed by March 31, 1999. The Company is regulated by the Federal Reserve Bank, the Office of the Comptroller of the Currency and the State of Illinois bank regulatory agency, all of which are active in monitoring preparedness planning for systems-related Year 2000 issues. Total estimated Year 2000 compliance costs are not expected to exceed $200,000 and, accordingly, are not expected to be material to the Company's financial position or results of operations in any given year. This cost does not include internal salary and employee benefit costs for persons that have responsibilities, or are involved, with the Year 2000 project.

The above estimated dates and costs are based on management's best estimates and include assumptions of future events, including availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that current estimates will be achieved, and actual results could differ significantly from these plans. In addition, there can be no guarantee that the systems of the Company's outside data providers, of which the Company relies upon, will be timely converted, or that failure to convert would have a significant adverse impact to the Company.

SHAREHOLDER RIGHTS PLAN

On July 28, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan ("Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of the Company=s outstanding common stock to shareholders of record as of the close of business on August 7, 1998. Implementation of the Rights Plan is not expected to have any measurable impact on the Company's financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust services through the Company's new trust subsidiary, WAMC, is expected to be in a start-up phase for approximately the next two years, at which time the operations are expected to first become profitable.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for possible loan losses is adequate to absorb losses on any existing loans or leases that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses in the future.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.
o The extent of the Company's success, and that of its outside data processing providers, software vendors, and customers, in implementing and testing Year 2000 compliant hardware, software and systems, along with having appropriate contingency plans in place.
o Changes in the economic environment may influence the growth rate of loans and deposits and also the quality of the loan portfolio.

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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. The Company had not previously entered into any such derivative financial instruments until the third quarter of 1998, when the Company entered into a 15 month interest rate cap contract, with a notional amount of $100 million, to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products.

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

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the individual subsidiaries and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated as of September 30, 1998.

                                                                       TIME TO MATURITY OR REPRICING
                                                                       -----------------------------

                                                 0-90             91-365              1-5            Over 5
                                                 Days             Days               Years            Years             Total
                                                 ----             ----               -----            -----             -----
                                                                            (Dollars in thousands)
Assets:
   Loans, net of unearned income.                $419,496          $232,341           $229,189        $ 27,250           $ 908,276
   Securities...........................          167,957            24,635                  -           5,445             198,037
   Interest-bearing bank deposits.......            7,981             2,250                  -               -              10,231
   Federal funds sold...................           18,250                 -                  -               -              18,250
   Other................................                -                 -                  -         108,762             108,762
                                            ---------------   ---------------   ----------------  --------------   -----------------
     Total rate sensitive assets (RSA)            613,684           259,226            229,189         141,457           1,243,556
                                            ---------------   ---------------   ----------------  --------------   -----------------

Liabilities and Shareholders' Equity:
   NOW..................................          105,678                 -                  -               -             105,678
   Savings and money market.............          253,566                 -                  -          11,960             265,526
   Time deposits........................          314,163           242,768             89,531               -             646,462
   Short term borrowings................                -                 -                  -               -                   -
   Notes payable........................            3,203                 -                  -               -               3,203
   Demand deposits & other
      liabilities.........................          3,172                 -                  -         118,860             122,032
   Trust preferred securities........                   -                 -                  -          27,500              27,500
   Shareholders' equity.................                -                 -                  -          73,155              73,155
                                            ---------------   ---------------   ----------------  --------------   -----------------
     Total rate sensitive liabilities
         and equity (RSL)...............          679,782           242,768             89,531         231,475         $ 1,243,556
                                            ---------------   ---------------   ----------------  --------------   -----------------

Cumulative gap
  (GAP = RSA - RSL).....................         $(66,098)         $(49,640)          $ 90,018          $    -
                                            ---------------   ---------------   ----------------  --------------

RSA/RSL.................................            0.90               1.07               2.56
RSA/Total assets........................            0.49               0.21               0.18
RSL/Total assets........................            0.55               0.20               0.07

GAP/Total assets........................              (5)%               (4)%                7%
GAP/RSA.................................             (11)%               (6)%                8%


The above table does not reflect the impact of the $100 million notional amount interest rate cap that was entered into during July 1998 to mitigate potential exposure to rising rates on certain of the Company's floating rate deposit products and fixed rate loan products.

While the gap position illustrated above is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time. Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net income due to changes in rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of the recently purchased $100 million notional amount interest rate cap, which is designed to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net income over a two-year time horizon due to changes in interest rates, at September 30, 1998, is as follows:

                                                                                   +200 Basis      -200 Basis
                                                                                     Points          Points
Percentage change in net income due to an immediate 200 basis point change in
  interest rates over a two-year time horizon........                                  2.8%            -4.7%
                                                                                ===============  ===============


                                     PART II

ITEM 1: LEGAL PROCEEDINGS.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 2: CHANGES IN SECURITIES.

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

ITEM 5: OTHER INFORMATION.

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    --------

      4 Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).

      10    Third  Amendment  to  Loan  Agreement  between  Wintrust   Financial
            Corporation and LaSalle National Bank, dated September 1, 1998.

      27    Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------

On August 28, 1998, the Company filed a Form 8-K to provide information relating to the implementation of its shareholder rights plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: November 13, 1998                    /s/ Edward J. Wehmer
                                           President & Chief Executive Officer

Date: November 13, 1998                    /s/ David A. Dykstra
                                           Executive Vice President
                                           & Chief Financial Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 4      Rights Agreement

Exhibit 10     Third Amendment to Loan Agreement

Exhibit 27     Financial Data Schedule