Form 10-K
period 1998-12-31
WINTRUST FINANCIAL CORP
filed 1999-03-30
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   Act of 1934

                   For the fiscal year ended December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $141,197,000 as of March 23, 1999. As of March 23, 1999, the registrant had outstanding 8,158,477 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 27, 1999 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

ITEM 1.   Business........................................................    3

ITEM 2.   Properties......................................................   15

ITEM 3.   Legal Proceedings...............................................   17

ITEM 4.   Submission of Matters to a Vote of Security Holders.............   17

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters........................................   17

ITEM 6.   Selected Financial Data.........................................   18

ITEM 7.   Management's Discussion and  Analysis of Financial Condition
               and Results of Operations..................................   18

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks.....   19

ITEM 8.   Financial Statements and Supplementary Data.....................   25

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................   25

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..............   26

ITEM 11.  Executive Compensation..........................................   26

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management..   26

ITEM 13.  Certain Relationships and Related Transactions..................   26

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.   27

          Signatures......................................................   31

                                     PART I

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois Corporation (the "Company"), is a financial services holding company headquartered in Lake Forest, Illinois, with total assets of approximately $1.3 billion at December 31, 1998. The Company engages in four operating segments: community banking, specialty finance, indirect auto and trust activities through its operating subsidiaries: Lake Forest Bank and Trust Company ("Lake Forest Bank"); Hinsdale Bank and Trust Company ("Hinsdale Bank"); North Shore Community Bank and Trust Company ("North Shore Bank"); Libertyville Bank and Trust Company ("Libertyville Bank"); Barrington Bank and Trust Company, N.A. ("Barrington Bank"); Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"); First Insurance Funding Corporation ("FIFC") (formerly known as First Premium Services, Inc.) and Wintrust Asset Management Company, N.A. ("WAMC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank.

Through its banking subsidiaries, Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank (collectively, the "Banks"), the Company provides community-oriented, personal and commercial banking services in affluent suburbs of Chicago, Illinois. Through Hinsdale Bank, the Company operates its indirect auto segment, which is in the business of providing new and used automobile loans through a large network of auto dealerships within the Chicago metropolitan area. All indireect auto loans are currently being retained within each of the Banks' loan portfolios. Through FIFC, on a national basis, the Company is in the business of financing the payment of commercial insurance premiums ("premium finance receivables"), which are currently purchased by the Banks and retained in their loan portfolios. On September 30, 1998, WAMC began operations and provides trust and investment services at each of the Banks. Previously, the Company provided trust services through the trust department of the Lake Forest Bank.

Effective September 1, 1996, pursuant to the terms of a reorganization agreement, the Company completed a merger transaction to combine the separate activities of the holding companies of each of the Company's operating subsidiaries (other than Barrington Bank and Crystal Lake Bank which were opened in December 1996 and December 1997, respectively). As a result of the transaction, the Company (formerly known as North Shore Community Bancorp, Inc., the name of which was changed to Wintrust Financial Corporation in connection with the reorganization) became the parent holding company of each of the separate businesses, and the shareholders and warrant holders of each of the separate holding companies exchanged their shares for Common Stock and their warrants for a combination of shares of Common Stock and Warrants of the Company (the "Reorganization"). The Reorganization was accounted for as a pooling-of-interests transaction and, accordingly, the Company's financial statements were restated on a combined and consolidated basis to give retroactive effect to the combined operations throughout the reported historical periods.

As a larger, combined financial services company, the Company expects to benefit from greater access to financial and managerial resources while maintaining its commitment to localized decision-making and to its community banking philosophy. Management also believes the Company is positioned to compete more effectively with other larger and more diversified banks, bank holding companies and other financial services companies as it continues its growth strategy through additional branch openings and de novo bank formations, expansion of trust activities, pursuance of specialized earning asset niches and potential acquisitions of banks or specialty finance companies.

BANKING
-------

The Company provides banking and financial services to individuals, small businesses, local governmental units and institutional clients residing primarily in the Banks' local service areas. These services include traditional demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The Banks offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. The Hinsdale Bank also operates the indirect auto segment which provides high quality new and used auto loans through a large network of auto dealerships within the Chicago metropolitan area. All indirect auto loans are currently being purchased by the Banks and retained within their loan portfolios.

Each of the Banks was founded as a de novo banking organization (i.e., started new) within the last eight years. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. A Lake Bluff branch of this bank was opened in 1994. In 1993, Hinsdale Bank was opened to service the communities of Hinsdale and Burr Ridge. Hinsdale Bank established branch facilities in Clarendon Hills and Western Springs in 1996 and 1997, respectively. In 1994, North Shore Bank was started in order to service Wilmette and Kenilworth. North Shore Bank opened branch facilities in Glencoe during 1995 and 1998, and in Winnetka during 1996 to service Winnetka and Northfield. In 1995, Libertyville Bank was opened to service Libertyville, Vernon Hills and Mundelein. Libertyville Bank opened a branch facility in south Libertyville during 1998 to service south Libertyville and Vernon Hills. In December 1996, Barrington Bank was opened to service the greater Barrington/Inverness areas. In December 1997, Crystal Lake Bank was opened to serve the Crystal Lake/Cary communities. All Banks are insured by the Federal Deposit Insurance Company ("FDIC") and are subject to regulation, supervision and regular examination by the Illinois State Office of Banks and Real Estate, the Federal Reserve Bank and/or the Office of the Comptroller of Currency ("OCC").

PREMIUM FINANCE
---------------

FIFC commenced operations eight years ago and is headquartered in Deerfield, Illinois. Based on limited industry data available in certain state regulatory filings and FIFC management's experience in and knowledge of the premium finance industry, management estimates that, ranked by origination volumes, FIFC is one of the top five premium finance companies operating in the United States. Premium finance receivables are originated by

FIFC's own sales force, working with medium and large insurance agents and brokers throughout the United States. Insurance premiums are financed primarily for commercial customers' purchase of property and casualty insurance. Substantially all premium finance receivables are made to commercial accounts. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.

TRUST ACTIVITIES
----------------

With the formation of WAMC, the Company intends to expand the trust and investment management services previously provided through a trust department of the Lake Forest Bank. As a separately chartered non-depository bank subsidiary, the Company is able to offer trust and investment management services to all of the Banks' communities, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, WAMC intends to target small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that will be offered by WAMC and its experienced trust professionals. Services offered typically include traditional trust products and services, as well as investment management, financial planning and 401(k) management services. WAMC is subject to regulation, supervision and regular examination by the OCC.

COMPETITION
-----------

The Company competes in the commercial banking industry through the Banks in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete directly in Cook, DuPage, Lake and McHenry counties with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Banks have developed a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as imposed on bank holding companies, Illinois banking corporations and national banking associations. In addition, the larger banking organizations have significantly greater resources than are available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services.

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

WAMC's primary competition is with more established trust companies of other larger bank holding companies. WAMC is also in competition with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. As a new company, it may be more difficult to successfully attract new customers than the more established Chicago area trust companies. However, the Company believes it can successfully compete for trust business by offering personalized attention and customer service to small to mid-size businesses and newly affluent individuals. The recent hiring of several experienced trust professionals from the more established Chicago area trust companies is also expected to help in attracting new customer relationships. There can be no assurances, however, that WAMC will be successful in establishing this new business as a preferred alternative to the larger trust companies, and as a profitable venture.

EMPLOYEES
---------

At December 31, 1998, the Company and its subsidiaries employed a total of 329 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

FORWARD-LOOKING STATEMENTS
--------------------------

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust services through the Company's new trust subsidiary, WAMC, is expected to be in a start-up phase for approximately the next few years, before becoming profitable.

o    The  Company's  success to date has been and will  continue  to be strongly
     influenced  by  its  ability  to  attract  and  retain  senior   management
     experienced in banking and financial services.

o Although management believes the allowance for possible loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual future loan or lease losses.

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

o The extent of the Company's success, and that of its outside data processing providers, software vendors, and customers, in implementing and testing Year 2000 compliant hardware, software and systems, and the effectiveness of appropriate contingency plans being developed.

o Changes in the economic environment may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.

SUPERVISION AND REGULATION
--------------------------

Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC and WAMC. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company, the Banks, FIFC or WAMC.

BANK HOLDING COMPANY REGULATION

The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder, are collectively the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks, FIFC or WAMC.

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

Any person, including associates and affiliates of and groups acting in concert with such person, who purchases or subscribes for five percent or more of the Company's Common Stock may be required to obtain prior approval of the Illinois Commissioner and the Federal Reserve. Under the Illinois Banking Act, any person who thereafter acquires stock of the Company such that its interest exceeds ten percent of the Company, may be required to obtain the prior approval of the Illinois Commissioner and under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the FDIC or OCC, in the case of Barrington Bank, Crystal Lake Bank, and WAMC, and the Federal Reserve before acquiring the power to directly or indirectly direct the management, operations or policies of the Company or the Banks or before acquiring control of 25 percent or more of any class of the Company's or Banks' outstanding voting stock. In addition, any Company, partnership, trust or organized group that acquires a controlling interest in the Company or the Banks may have to obtain approval of the Federal Reserve to become a bank holding company and thereafter be subject to regulation as such.

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Banks and WAMC and to commit resources to support the Banks and WAMC. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

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

BANK REGULATION

Under Illinois law, each of Lake Forest Bank, Hinsdale Bank, North Shore Bank and Libertyville Bank are subject to supervision and examination by the Illinois Commissioner. As an affiliate of these Banks, the Company is also subject to examination by the Illinois Commissioner. Barrington Bank, Crystal Lake Bank and WAMC are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Each of the Banks and WAMC are members of the Federal Reserve Bank and, as such, is also subject to examination by the Federal Reserve.

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

Dividend Limitations. As a holding company, the Company is primarily dependent upon dividend distributions from its operating subsidiaries for its income. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company, the Banks and WAMC. See Part II, Item 5 for further discussion of dividend limitations.

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

As Illinois state-chartered banks, none of Lake Forest Bank, North Shore Bank, Hinsdale Bank nor Libertyville Bank may pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Banks and WAMC, from declaring dividends in any calendar year in excess of its net profit for the year plus the retained net profits for the preceding two years. Similarly, as national associations, Barrington Bank, Crystal Lake Bank and WAMC may not declare dividends in any year in excess of its net profit for the year plus the retained net profits for the preceding two years. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

In addition to the foregoing, the ability of the Company, the Banks and WAMC to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Company Improvements Act of 1991 ("FDICIA"), as described below. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

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

Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves on the first $46.5 million of transaction accounts plus 10.0% on the remainder. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received "satisfactory" ratings from either the Federal Reserve or OCC on their most recent CRA performance evaluations. As of the date of this report, Crystal Lake Bank has not undergone a regulatory CRA performance evaluation.

In April 1995, the Federal Reserve, the OCC and other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the focus is on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Each of the Banks is eligible to accept brokered deposits (as a result of it capital levels or having received a waiver) and may use this funding source from time to time when management deems it appropriate from an asset/liability management perspective.

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

SUPPLEMENTAL STATISTICAL DATA

Pages 1, 42 and 43 of the Annual Report to Shareholders and Item 7A of this Form 10-K contain supplemental statistical data as required by The Exchange Act Industry Guide 3 which is incorporated into Regulation S-K of the Securities and Exchange Acts. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis which are contained in its 1998 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's executive offices are located in the main bank facility of Lake Forest Bank. Lake Forest Bank has five physical banking locations. Lake Forest Bank's main bank facility is located at 727 N. Bank Lane, Lake Forest, Illinois, and is a three story, 18,000 square foot brick building. In May 1999, construction is expected to be completed on a 15,200 square foot three story addition to the main bank facility. The Company's executive offices and staff of the holding company and Lake Forest Bank will be located on the second and third floors with first floor retail space to be leased to unrelated third parties. Lake Forest Bank constructed a drive-in, walk-up banking facility on land leased from the City of Lake Forest on the corner of Bank Lane and Wisconsin Avenue in Lake Forest, approximately one block north of the main banking facility. Lake Forest Bank also leases a 1,200 square foot, a full service banking facility at 103 East Scranton Avenue in Lake Bluff, Illinois; a 2,100 square foot, a full service banking facility on the west side of Lake Forest, Illinois at 810 South Waukegan Road, and a drive-in and walk-up banking facility at 911 S. Telegraph Road in the West Lake Forest Train Station. Lake

Forest Bank also maintains a small office facility at a retirement community known as Lake Forest Place at 1100 Pembridge Drive in Lake Forest. Lake Forest Bank maintains automated teller machines at each of its locations except the 810 South Waukegan Road facility. Lake Forest Bank has no offsite automated teller machines.

Hinsdale Bank currently has four physical banking locations, all of which are owned. The main bank facility is a two story brick building located at 25 East First Street in downtown Hinsdale, Illinois. The 1,000 square foot drive-in, walk-up banking facility at 130 West Chestnut is approximately two blocks west of the main banking facility. Hinsdale Bank also has full service branches in Clarendon Hills and Western Springs. The buildings in Clarendon Hills and Western Springs are partially used for bank purposes, with the remainder being leased to unrelated parties. Hinsdale Bank maintains 5 ATM machines, one at each location, with the exception of Clarendon Hills which has two. Hinsdale Bank has no offsite automated teller machines.

North Shore Bank currently has six physical banking locations. North Shore Bank owns the main bank facility, a one story brick building that is located at 1145 Wilmette Avenue in downtown Wilmette, Illinois. North Shore Bank also owns a 9,600 square foot drive-in, walk-up banking facility at 720 12th Street, approximately one block west of the main banking facility. North Shore Bank also leases a full service banking facility at 362 Park Avenue in Glencoe, Illinois and a branch banking facility in Winnetka, Illinois where it leases approximately 4,000 square feet. In 1998, North Shore Bank opened a drive-up and ATM for the Glencoe branch and a small facility at 4th Street and Linden in Wilmette. North Shore Bank maintains automated teller machines at each of its locations, except Winnetka, and has no offsite automated teller machines.

Libertyville Bank currently has three physical banking locations. Libertyville Bank owns the main bank facility, which is a 13,000 square foot two story brick building located at 507 North Milwaukee Avenue in downtown Libertyville, Illinois. Libertyville Bank also owns a 2,500 square foot drive-in, walk-up banking facility at 201 Hurlburt Court, approximately five blocks southeast of the main banking facility. A new leased branch facility located at 1167 South Milwaukee Avenue in south Libertyville was opened in October 1998. Libertyville Bank maintains automated teller machines at each of its banking locations and at one offsite location.

Barrington Bank currently has one physical banking location at 201 South Hough Street in Barrington, Illinois which is a 12,700 square foot, two story frame construction building that has an attached drive-through facility. Barrington Bank has two automated teller machines but no offsite automated teller machines.

In September 1998, Crystal Lake Bank moved into its permanent two story, 12,000 square foot main bank facility located at 70 Williams Street in downtown Crystal Lake, Illinois, and has one automated teller machine. In March 1999, Crystal Lake Bank also opened a drive-up facility that is located in the downtown area, near the main bank facility.

FIFC's offices are located at 520 Lake Cook Road, Suite 300, Deerfield, Illinois. FIFC leases approximately 12,000 square feet of office space under a contract that expires in the year 2000.

WAMC's executive and operations staff are based in office space leased from Lake Forest Bank. WAMC also leases office space for its trust professionals at Lake Forest Bank, Hinsdale Bank, North Shore Bank and Barrington Bank.

See Note 7 to the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries, from time to time, are subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Any such litigation currently pending is incidental to the Company's business and, based on information currently available to management, management believes the outcome of such actions or proceedings will not have a material adverse effect on the operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Other than certain restricted shares, the majority of the Common Stock is freely tradable by persons other than those who are currently affiliates of the Company. Prior to March 13, 1997 the principal market for the Company's Common Stock was the over-the-counter (OTC) market where bid and asked prices were quoted on the OTC Bulletin Board. However, on March 13, 1997 the common stock began trading on The Nasdaq Stock Market(R) under the symbol WTFC. Prior to the Company's listing on The Nasdaq Stock Market(R) there had not been active trading in the Common Stock. Prior to the Company's Reorganization in September, 1996, there was no established public market for the shares of the Company's predecessor companies.

         The following table sets forth the high and low per share bid prices quoted for the Common Stock during 1998 and 1997. Prior to March 13, 1997, the over-the-counter market quotations reflected inter-dealer prices, without retail mark-up, mark-down or commission and may not have necessarily represented actual transactions.

                          1998                         1997
                          ----                         ----
                     HIGH        LOW              HIGH        LOW
                     ----        ---              ----        ---

Fourth quarter    $ 20.13      16.50             20.50      16.50
Third quarter       23.00      17.13             21.13      16.00
Second quarter      20.38      17.38             17.25      14.00
First quarter       18.50      16.50             16.00      15

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
---------------------------------------------

As of February 28, 1999 there were 1,656 shareholders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK
-------------------------

The Company has not previously paid dividends on its common stock but rather has retained earnings to facilitate growth of the Company. Because the Company's consolidated net income consists largely of net income of the Banks and FIFC, the Company's ability to pay dividends depends upon its receipt of dividends from the Banks and FIFC. The Banks' ability to pay dividends is regulated by banking statutes. See "Financial Institution Regulation Generally - Dividend Limitations" on page 9 of this Form 10-K. During 1998, Lake Forest Bank paid $8.25 million of dividends to the Company. No other subsidiaries paid dividends to the Company during 1998. No cash dividends were paid to the Company by the Banks during the years ended December 31, 1997 and 1996.

In addition, both Barrington Bank and Crystal Lake Bank are subject to additional restrictions prohibiting the payment of dividends by a de novo bank in its first three years of operations. The de novo periods will end for Barrington Bank and Crystal Lake Bank in December 1999 and December 2000, respectively. In addition, the payment of dividends may be restricted under certain financial covenants in the Company's revolving line of credit.

The declaration of dividends is at the discretion of the Company's Board of Directors and depends upon earnings, capital requirements, regulatory limitations, tax considerations, the operating and financial condition of the Company and other factors. Additionally, the payment of dividends may be restricted under certain terms of the Company's Trust Preferred Securities offering. Reference is made to Note 14 to the Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

The Company had no sales of unregistered securities other than those securities previously disclosed in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the 1998 Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference. In addition, the Company had no cash dividends declared during any period during the last five years. Also, the Company had no Preferred Stock outstanding at December 31, 1998, 1997 and 1996; however, predecessors of the Company did have $503,000 of Preferred Stock outstanding at December 31, 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 1998 Annual Report to Shareholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Certain information required in response to this item is contained in the 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management" and in Notes 15 and 16 to the Consolidated Financial Statements, which are incorporated herein by reference. This information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto contained in the 1998 Annual Report to Shareholders.


                              SECURITIES PORTFOLIO

Tables presenting the carrying amounts and gross unrealized gains and losses for securities held-to-maturity and available-for-sale at December 31, 1998 and 1997 are included by reference to Note 2 to the Consolidated Financial Statements included in the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

Maturities of securities as of December 31, 1998 by maturity distribution are as follows (in thousands):

                                                                                                    Federal
                                         Within         From 1       From 5 to       After           Agency
                                         1 Year       to 5 years      10 years      10 Years       Bank Stock        Total
                                     -------------- -------------- -------------- ------------- --------------- --------------
U.S. Treasury obligations                $10,664              -              -             -             N/A         10,664
Federal agency obligations                48,369              -          6,321             -             N/A         54,690
Municipal securities                         309            195              -             -             N/A            504
Other                                    135,635          6,467              -             -             N/A        142,102
Federal Agency Bank stock *                  N/A            N/A            N/A           N/A           6,159          6,159
                                     -------------- -------------- -------------- ------------- --------------- --------------

      Total                             $194,977          6,662          6,321             -           6,159        214,119
                                     ============== ============== ============== ============= =============== ==============

The weighted average yield for each range of maturities of securities, on a tax equivalent basis, is shown below as of December 31, 1998:

                                                                                                    Federal
                                         Within         From 1       From 5 to       After           Agency
                                         1 Year       to 5 years      10 years      10 Years       Bank Stock        Total
                                     -------------- -------------- -------------- ------------- --------------- --------------
U.S. Treasury obligations               5.37%                -              -            -                -         5.37%
Federal agency obligations              5.36%                -           5.57%           -                -         5.39%
Municipal securities                    5.85%             5.69%             -            -                -         5.79%
Other                                   5.11%             5.62%             -            -                -         5.13%
Federal Agency Bank stock *                -                 -              -            -             6.34%        6.34%
                                     -------------- -------------- -------------- ------------- --------------- --------------
   Total securities                     5.19%             5.62%          5.57%           -             6.34%        5.25%
                                     ============== ============== ============== ============= =============== ==============

*     - Includes stock of the Federal  Reserve Bank and of the Federal Home Loan
      Bank.

Securities of a Single Issuer
-----------------------------

There were no securities of any single issuer which had book value in excess of ten percent of shareholders' equity at December 31, 1998.


                                 LOAN PORTFOLIO
Classification of Loans
-----------------------

The following table shows the Company's loan portfolio by category for the five previous fiscal years (in thousands):

December 31                                         1998            1997           1996            1995            1994
-----------                                         ----            ----           ----            ----            ----

Commercial/commercial real estate                   $366,229        235,483         182,403         101,271         45,587
Home equity                                          111,537        116,147          87,303          54,592         26,244
Residential real estate                               91,525         61,611          51,673          37,074         26,188
Premium finance                                      183,165        131,952          59,240          15,703         93,349
Indirect auto                                        210,137        139,296          91,211          37,323              -
Installment and other                                 34,650         32,153          23,717          14,032          4,865
                                                -------------    -----------    ------------    ------------    -----------
                                                     997,243        716,642         495,547         259,995        196,233
Less: Unearned income                                  5,181          4,011           2,999           1,764          2,251
                                                -------------    -----------    ------------    ------------    -----------
       Total                                        $992,062        712,631         492,548         258,231        193,982
                                                =============    ===========    ============    ============    ===========

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Equipment loans are generally fully amortized over 24 to 60 months and secured by titles and/or U.C.C. filings. Working capital lines are generally renewable annually and supported by business assets, personal guarantees and oftentimes additional collateral. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. The vast majority of commercial loans are made within the Banks' immediate market areas. The increase can be attributed to additional banking facilities, an emphasis on business development calling programs and superior servicing of existing commercial loan customers which has increased referrals.

In addition to the home mortgages originated by the Banks, the Company participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage brokers to finance residential mortgages originated by such brokers for sale into the secondary market. The Company's loans to the mortgage brokers are secured by the business assets of the mortgage companies as well as the underlying mortgages, the majority of which are funded by the Company on a loan-by-loan basis after they have been pre-approved for purchase by third party end lenders who forward payment directly to the Company upon their acceptance of final loan documentation. In addition, the Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage brokers desire to competitively bid a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgages are usually required to be repaid within 15 days. The Company has developed strong relationships with a number of mortgage brokers and is seeking to expand its customer base for this specialty business.

The following table classifies the commercial loan portfolio category at December 31, 1998 by date at which the loans mature:

                                                        FROM ONE
                                           ONE YEAR      TO FIVE         AFTER
                                            OR LESS       YEARS          FIVE YEARS         TOTAL
                                            -------       -----          ----------         -----
                                                         (IN THOUSANDS)
Commercial loans and
  commercial real estate  loans           $ 192,077       138,378         35,774           366,229
Premium finance receivables....             183,165             -              -           183,165

Of those loans maturing after one year, approximately $147.9 million have fixed rates.

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

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks' target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. As of December 31, 1998, indirect auto loans comprised over 85% of the Company's consumer loan portfolio. Indirect automobile loans are secured by new and used automobiles and are generated by a network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $15,000 and have an original maturity of 36 to 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with this portfolio is diversified amongst many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks' stringent credit standards.

Residential real estate mortgages. The residential real estate category includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals, bridge financing loans for qualifying customers and mortgage loans held for sale into the secondary market. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago metropolitan area or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. However, the Banks do accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income. A portion of the loans sold by the Banks into the secondary market are to the Federal National Mortgage Association ("FNMA") whereby the servicing of those loans is retained. The amount of loans serviced for FNMA as of December 31, 1998 and 1997 was $82.1 million and $53.2 million, respectively. All other mortgage loans held for sale are sold into the secondary market without the retention of servicing rights.

Premium finance receivables. The Company originates premium finance receivables through FIFC, which, in turn, are sold to the Banks and retained within their loan portfolios. Prior to October 1996, premium finance receivables were sold and serviced pursuant to a securitization facility. As of December 31, 1998 and 1997, the Company had no premium finance receivables serviced for others by FIFC. All premium finance receivables are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.

FIFC offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. The premium finance loan allows the insured to spread the cost of the insurance policy over time. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC's marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC's own sales force by working with insurance agents and brokers throughout the United States. As of December 31, 1998, FIFC had the necessary licensing and other regulatory approvals to do business in all 50 states and the District of Columbia.

In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The average initial balance of premium finance loans is approximately $14,000 and the average term of the agreements is approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company's standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (i.e. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured are not sufficient to cover the a entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company's collateral position is in jeopardy.

Installment and Other. Included in the installment and other loan category is a wide variety of personal and consumer loans to individuals. The Banks have been originating consumer loans in recent years in order to provide a wider range of financial services to their customers. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans due to the type and nature of the collateral.

The Company had no loans to businesses or governments of foreign countries at any time during the reporting periods.

                       RISK ELEMENTS IN THE LOAN PORTFOLIO

For analysis and review of the allowance for possible loan losses; non-accrual, past due and restructured loans; other real estate owned; potential problem loans; and loan concentrations, reference is made to the "Credit Risk and Asset Quality" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

An allocation of the allowance for possible loan losses by major loan type is presented below (dollars in thousands):

Allocation of the Allowance for Possible Loan Losses
----------------------------------------------------

                                        December 31, 1998              December 31, 1997              December 31, 1996
                                  -------------------------------------------------------------- ----------------------------
                                                    % of loans                     % of loans                   % of loans
                                                      In each                        in each                      in each
                                                   Category to                    category to                  category to
                                      Amount        Total loans      Amount        total loans     Amount       total loans
                                  --------------- -------------- --------------- --------------- ------------ ---------------

  Residential real estate. . .         $    81             9%           $   43            9%      $     34            10%
  Commercial and
    Commercial real estate .             2,480            37             1,490           33            996            37
  Home equity . . . . .  .. .            1,046            11               580           16            402            18
  Premium finance. . .. . .                919            18               702           18            288            12
  Indirect auto. . .  . . . . .          1,205            21               679           19            432            18
  Other loans. . . . . . . . .             494             4               218            5            128             5
  Unallocated. . . . . .  . . .            809             -             1,404            -          1,356             -
                                  --------------- -------------- --------------- --------------- ------------ ---------------

    Total. . . . . . . . . . . .       $ 7,034           100%           $5,116          100%       $ 3,636           100%
                                  =============== ============== =============== =============== ============ ===============

The above allocation is made for analytical purposes. It is not anticipated that charge-offs during the year ending December 31, 1998 will exceed the amount allocated to any individual category of loan. For further review of the loan loss provision and the allowance for possible loan losses reference is made to the "Credit Risk and Asset Quality" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

Losses incurred during 1997 in the premium finance portfolio exceeded the amount allocated to that category as of December 31, 1996. When the Company allowed the securitization facility to unwind in 1997, the losses inherent in the facility exceeded management's estimates. During 1997, management implemented additional risk measurement systems to assist in better identifying, addressing and quantifying potential losses in the premium finance portfolio and believes that the allocation as of December 31, 1998 is reasonable.

                                    DEPOSITS

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 1998 (in thousands):

  Maturing within 3 months ................................       $ 186,027
  After 3 but within 6 months .............................          78,640
  After 6 but within 12 months ............................          51,014
  After 12 months .........................................          30,365
                                                              ---------------

    Total .................................................       $ 346,046
                                                              ===============


                           RETURN ON EQUITY AND ASSETS

 The following table presents certain ratios relating to the Company's equity and assets:

Year Ended December 31                                                1998            1997           1996
                                                                      ----            ----           ----

Return on average total assets                                         0.53%           0.56%        (0.17)%
Return on average common shareholders' equity                          8.68%           7.88%        (2.33)%
Dividend payout ratio                                                  0.00%           0.00%         0.00%

Average equity to average total assets                                  6.1%            7.2%           7.4%
Ending total risk based capital ratio                                   9.7%            9.4%           8.0%
Leverage ratio                                                          7.5%            6.6%           6.4%


                              SHORT-TERM BORROWINGS

The information required in connection with Short-Term Borrowings is contained in the "Analysis of Financial Condition - Short-Term Borrowings and Notes Payable" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1998 Annual Report to Shareholders filed herewith as Exhibit 13.1, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the 1998 Annual Report to Shareholders under the caption "Consolidated Financial Statements," and is incorporated herein by reference. Also, refer to Item 14 of this Report for the Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 27, 1999 under the caption "Management" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                          FORM 8-K

(a)      Documents filed as part of this Report:

         1., 2.      Financial Statements and Schedules
                     ----------------------------------

         The following financial statements of Wintrust Financial Corporation are filed as part of this document under Item 8. Financial Statements and Supplementary Data:

            Consolidated  Statements  of  Condition  as of December 31, 1998 and
               1997
            Consolidated  Statements of Operations  for the Years Ended December
               31, 1998, 1997 and 1996
            Consolidated  Statements of Changes in Shareholders'  Equity for the
               Years Ended December 31, 1998, 1997 and 1996
            Consolidated  Statements of Cash Flows for the Years Ended  December
               31, 1998, 1997 and 1996
            Notes to Consolidated Financial Statements
            Independent Auditors' Report

         No schedules are required to be filed with this report.

         3. Exhibits  (Exhibits marked with a "*" denote management contracts or compensatory plans or arrangements)

         3.1 Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit
                  3.1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         3.2 Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation.

         3.3      Amended    By-laws   of   Wintrust    Financial    Corporation
                  (incorporated by reference to Exhibit 3(i) of the Company's Form 10-Q for the quarter ended June 30, 1998).

         4.1 Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).

         4.2 Preferred Securities Guarantee Agreement by and between Wintrust Financial Corporation and Wilmington Trust Company dated September 29, 1998, relating to the 9.00% Cumulative Trust Preferred Securities of Wintrust Capital Trust I.

         4.3 Indenture by and between Wintrust Financial Corporation and Wilmington Trust Company dated September 29, 1998, relating to the 9.00% Subordinated Debentures issued to Wintrust Capital Trust I.

         4.4 Amended and Restated Trust Agreement by and among Wintrust Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated September 29, 1998, relating to the 9.00% Cumulative Trust Preferred Securities of Wintrust Capital Trust I.

         4.5 Form of Preferred Security Certificate of Wintrust Capital Trust I (included as an exhibit to Exhibit 4.4).

         4.6 Form of Subordinated Debenture (included as an exhibit to Exhibit 4.3).

         10.1 $25 Million Revolving Loan Agreement between LaSalle National Bank and Wintrust Financial Corporation, dated September 1, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24,
                  1996).

         10.2 First Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle National Bank, dated March 1, 1997 (incorporated by reference to Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997).

         10.3 Second Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle National Bank, dated March 1, 1997 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998).

         10.4 Third Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle National Bank, dated September 1, 1998 (incorporated by reference to Exhibit 10 of the Company's Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998).

         10.5 Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996).*

         10.6 Lake Forest Bank & Trust Company Lease for drive-up facility located at the corner of Bank Lane & Wisconsin Avenue, Lake Forest, Illinois, dated December 11, 1992 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

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

         10.9 Lake Forest Bank & Trust Company Lease for banking facility located at 103 East Scranton Avenue, Lake Bluff, Illinois, dated November 1, 1994 (incorporated by reference to Exhibit
                  10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.10 North Shore Bank & Trust Company Lease for banking facility located at 362 Park Avenue, Glencoe, Illinois, dated July 27, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.11 North Shore Bank & Trust Company Lease for banking facility located at 794 Oak Street, Winnetka, Illinois, dated June 16, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.12 Barrington Bank and Trust Company Lease for property located at 202A South Cook Street, Barrington, Illinois, dated December 29, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.13 Real Estate Contract by and between Wolfhoya Investments, Inc. and Amoco Oil Company, dated March 25, 1996, and amended as of __________, 1996, relating to the purchase of property located at 201 South Hough, Barrington, Illinois (incorporated by reference to Exhibit 10.25 of the Company's Form S-1
                  Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.14 Form of Employment Agreement entered into between the Company and Howard D. Adams, former Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.26 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24,
                  1996). *

         10.15 Form of Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company entered into Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice President-Marketing, Lloyd M. Bowden, Executive Vice President-Technology and Randolph M.
                  Hibben, Executive Vice President-Investments during 1998 in substantially identical form to this exhibit. *

         10.16 First Premium Services, Inc. Lease, as amended, for corporate offices located at Lake Cook Road, Deerfield, Illinois (incorporated by reference to Exhibit 10.27 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

         10.17 Lake Forest Bank & Trust Company Lease for drive-up and walk-up facility located at 911 South Telegraph Road, Lake Forest, Illinois, dated November 7, 1996 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

         10.18 Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

         10.19 Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

         13.1     1998 Annual Report to Shareholders.

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

WINTRUST FINANCIAL CORPORATION

EDWARD J. WEHMER      EDWARD J. WEHMER                            March 26, 1999
                      ------------------------------------
                      President and Chief Executive Officer

DAVID A. DYKSTRA      DAVID A. DYKSTRA                            March 26, 1999
                      ------------------------------------
                      Executive Vice President & Chief
                      Financial Officer
                      (Principal Financial Officer)

TODD A. GUSTAFSON     TODD A. GUSTAFSON                           March 26, 1999
                      ------------------------------------
                      Vice President - Finance
                      (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JOHN S. LILLARD       JOHN S. LILLARD                             March 26, 1999
                      ------------------------------------
                      Chairman of the Board of Directors

EDWARD J. WEHMER      EDWARD J. WEHMER                            March 26, 1999
                      ------------------------------------
                      President and CEO and Director

JOSEPH ALAIMO         JOSEPH ALAIMO                               March 26, 1999
                      ------------------------------------
                      Director

PETER CRIST           PETER CRIST                                 March 26, 1999
                      ------------------------------------
                      Director

BRUCE K. CROWTHER     BRUCE K. CROWTHER                           March 26, 1999
                      ------------------------------------
                      Director

MAURICE F. DUNNE, Jr. MAURICE F. DUNNE, JR.                       March 26, 1999
                      ------------------------------------
                      Director

WILLIAM C. GRAFT      WILLIAM GRAFT                               March 26, 1999
                      ------------------------------------
                      Director

KATHLEEN R. HORNE     KATHLEEN R. HORNE                           March 26, 1999
                      ------------------------------------
                      Director

JAMES E. MAHONEY      JAMES E. MAHONEY                            March 26, 1999
                      ------------------------------------
                      Director

JAMES B. MCCARTHY     JAMES B. MCCARTHY                           March 26, 1999
                      ------------------------------------
                      Director

MARQUERITE SAVARD     MARQUERITE SAVARD MCKENNA                   March 26, 1999
MCKENNA               ------------------------------------
                      Director

ALBIN F. MOSCHNER     ALBIN F. MOSCHNER                           March 26, 1999
                      ------------------------------------
                      Director

THOMAS J. NEIS        THOMAS J. NEIS                              March 26, 1999
                      ------------------------------------
                      Director

HOLLIS W. RADEMACHER  HOLLIS W. RADEMACHER                        March 26, 1999
                      ------------------------------------
                      Director

J. CHRISTOPHER REYES  J. CHRISTOPHER REYES                        March 26, 1999
                      ------------------------------------
                      Director

PETER RUSIN           PETER RUSIN                                 March 26, 1999
                      ------------------------------------
                      Director

JOHN N. SCHAPER       JOHN N. SCHAPER                             March 26, 1999
                      ------------------------------------
                      Director

JOHN J. SCHORNACK     JOHN J. SCHORNACK                           March 26, 1999
                      ------------------------------------
                      Director

INGRID S. STAFFORD    INGRID S. STAFFORD                          March 26, 1999
                      ------------------------------------
                      Director

JANE R. STEIN         JANE R. STEIN                               March 26, 1999
                      ------------------------------------
                      Director

KATHARINE V. SYLVESTER KATHARINE V. SYLVESTER                     March 26, 1999
                       -----------------------------------
                       Director

LEMUEL H. TATE, JR.   LEMUEL H. TATE, JR.                         March 26, 1999
                      ------------------------------------
                      Director

LARRY WRIGHT          LARRY WRIGHT                                March 26, 1999
                      ------------------------------------
                      Director