Form 10-Q
period 1999-03-31
WINTRUST FINANCIAL CORP
filed 1999-05-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
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

Common Stock - no par value, 8,165,313 shares, as of April 30, 1999.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

ITEM 1.  Financial Statements.__________________________________________    1-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations. __________________________________    8-25

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. __   26-28


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ____________________________________________      29

ITEM 2.  Changes in Securities. ________________________________________      29

ITEM 3.  Defaults Upon Senior Securities. ______________________________      29

ITEM 4.  Submission of Matters to a Vote of Security Holders.___________      29

ITEM 5.  Other Information. ____________________________________________      29

ITEM 6.  Exhibits and Reports on Form 8-K. _____________________________      29

         Signatures ____________________________________________________      30

         Exhibit Index _________________________________________________      31

                                     PART I
                           ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)
                                                                 March 31,           December 31,           March 31,
                                                                    1999                 1998                  1998
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks-non-interest bearing                           $ 32,989             $  33,924            $  33,822
Federal funds sold                                                       28,945                18,539               36,701
Interest-bearing deposits with banks                                      3,545                 7,863               71,271
Available-for-Sale securities, at fair value                            195,142               209,119              183,443
Held-to-Maturity securities, at amortized cost                                -                 5,000                5,001
Loans, net of unearned income                                         1,071,016               992,062              758,235
    Less: Allowance for possible loan losses                              7,518                 7,034                5,665
------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                         1,063,498               985,028              752,570
Premises and equipment, net                                              61,966                56,964               48,418
Accrued interest receivable and other assets                             31,972                30,082               18,993
Goodwill and organizational costs                                         1,379                 1,529                1,708
------------------------------------------------------------------------------------------------------------------------------

    Total assets                                                     $1,419,436            $1,348,048           $1,151,927
==============================================================================================================================

Liabilities and Shareholders' Equity
Deposits:
 Non-interest bearing                                                 $ 117,463            $  131,309            $  95,705
 Interest bearing                                                     1,135,336             1,097,845              950,029
------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                   1,252,799             1,229,154            1,045,734

Short-term borrowings                                                    40,033                     -                    -
Notes payable                                                             2,000                     -               22,903
Long-term debt - trust preferred securities                              31,050                31,050                    -
Accrued interest payable and other liabilities                           16,330                12,639               13,326
------------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                 1,342,212             1,272,843            1,081,963
------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                             -                     -                    -
  Common stock                                                            8,161                 8,150                8,137
  Surplus                                                                73,001                72,878               72,796
  Common stock warrants                                                     100                   100                  100
  Retained deficit                                                       (4,038)               (5,872)             (11,075)
  Accumulated other comprehensive income (loss)                               -                   (51)                   6
------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                           77,224                75,205               69,964
------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                      $ 1,419,436           $ 1,348,048          $ 1,151,927
==============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              1999                  1998
-----------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                                                      $21,663              $16,368
  Interest bearing deposits with banks                                                 71                  990
  Federal funds sold                                                                  193                  813
  Securities                                                                        2,351                1,729
-----------------------------------------------------------------------------------------------------------------
    Total interest income                                                          24,278               19,900
-----------------------------------------------------------------------------------------------------------------

Interest expense
   Interest on deposits                                                            12,550               11,514
   Interest on short-term borrowings and notes payable                                177                  382
   Interest on long-term debt - trust preferred securities                            735                    -
-----------------------------------------------------------------------------------------------------------------
     Total interest expense                                                        13,462               11,896
-----------------------------------------------------------------------------------------------------------------

Net interest income                                                                10,816                8,004
Provision for possible loan losses                                                    784                1,267
-----------------------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses                       10,032                6,737
-----------------------------------------------------------------------------------------------------------------

Non-interest income
  Fees on mortgage loans sold                                                       1,298                1,191
  Service charges on deposit accounts                                                 334                  211
  Trust fees                                                                          225                  166
  Loan servicing fees - mortgage loans                                                 49                   34
  Other                                                                               402                   81
-----------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                       2,308                1,683
-----------------------------------------------------------------------------------------------------------------

Non-interest expense
  Salaries and employee benefits                                                    5,079                4,278
  Occupancy, net                                                                      676                  572
  Equipment expense                                                                   628                  496
  Data processing                                                                     482                  398
  Advertising and marketing                                                           369                  407
  Professional fees                                                                   310                  326
  Other                                                                             1,992                1,455
-----------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                      9,536                7,932
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                          2,804                  488
Income tax expense (benefit)                                                          970                 (554)
-----------------------------------------------------------------------------------------------------------------

Net income                                                                        $ 1,834              $ 1,042
=================================================================================================================
Net income per common share - Basic                                                $ 0.22               $ 0.13
=================================================================================================================
Net income per common share - Diluted                                              $ 0.22               $ 0.12
=================================================================================================================

Weighted average common shares outstanding                                          8,155                8,129
Dilutive potential common shares                                                      323                  321
-----------------------------------------------------------------------------------------------------------------
Average common shares and dilutive common shares                                    8,478                8,450
=================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

                                                                                                            Accumulated
                                                                                                               other
                                                     Compre-                          Common      Retained    Compre-      Total
                                                     hensive    Common                 stock      earnings    hensive  shareholders'
                                                     income      stock      Surplus   warrants   (deficit)    income       equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                    $  8,118    $ 72,646   $    100    $(12,117)   $     43    $ 68,790

Comprehensive Income:
Net income                                          $  1,042        --         --          --         1,042        --         1,042
Other Comprehensive Income, net of tax:
   Unrealized losses on securities, net of
    reclassification adjustment                          (37)       --         --          --          --           (37)        (37)
                                                    --------
Comprehensive Income                                $  1,005
                                                    ========

Common stock issued upon exercise
   of stock options                                                   19        150        --          --           --          169

-------------------------------------------------              --------------------------------------------------------------------
Balance at March 31, 1998                                       $  8,137   $ 72,796   $    100    $(11,075)   $      6    $ 69,964
=================================================              ====================================================================

Balance at December 31, 1998                                    $  8,150   $ 72,878   $    100    $ (5,872)   $    (51)   $ 75,205

Comprehensive Income:
Net income                                          $  1,834        --         --          --         1,834        --         1,834
Other Comprehensive Income, net of tax:
   Unrealized gains on securities, net of
    reclassification adjustment                           51        --         --          --          --            51          51
                                                    --------
Comprehensive Income                                $  1,885
                                                    ========

Common stock issued upon exercise
   of stock options                                                   11        123        --          --          --           134

-------------------------------------------------              --------------------------------------------------------------------
Balance at March 31, 1999                                       $  8,161   $ 73,001   $    100    $ (4,038)   $   --      $ 77,224
=================================================              ====================================================================

                                                                                                Three Months Ended March 31,
                                                                                                     1999           1998
                                                                                               --------------   -------------
Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during the period                                             $ 51           $ (37)
Less: Reclassification adjustment for gains or losses included in net income                               -               -
                                                                                               ------------------------------
Unrealized gains (losses) on securities                                                                 $ 51           $ (37)
                                                                                               ==============================


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
                                                                                                Three Months Ended
                                                                                                     March 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                           1999                   1998
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                              $ 1,834                $ 1,042
  Adjustments to reconcile net income to net cash
        used for, or provided by, operating activities:
    Provision for possible loan losses                                                        784                  1,267
    Depreciation and amortization                                                             993                    638
    Deferred income tax benefit                                                              (370)                  (554)
    Net accretion/amortization of securities                                                 (135)                    80
    Originations of mortgage loans held for sale                                          (89,574)               (84,192)
    Proceeds from sales of mortgage loans held for sale                                    88,575                 80,538
    Increase in other assets, net                                                          (1,614)                (3,546)
    Increase in other liabilities, net                                                      3,691                  2,275
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                        4,184                 (2,452)
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                               144,025                144,564
  Proceeds from maturities of Held-to-Maturity securities                                   5,000                      -
  Purchases of Available-for-Sale securities                                             (129,854)              (226,153)
  Net decrease in interest-bearing deposits with banks                                      4,318                 13,829
  Net increase in loans                                                                   (78,255)               (42,667)
  Purchases of premises and equipment, net                                                 (5,759)                (4,802)
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                    (60,525)              (115,229)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                             23,645                128,033
  Increase (decrease) in short-term borrowings, net                                        40,033                (35,493)
  Proceeds from notes payable                                                               2,000                  2,501
  Common stock issued upon exercise of stock options                                          134                    169
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  65,812                 95,210
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        9,471                (22,471)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             52,463                 92,994
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $61,934               $ 70,523
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

Wintrust is a financial services holding company currently engaged in the business of providing community banking services through its banking subsidiaries to customers in the Chicago metropolitan area and financing for the payment of commercial insurance premiums ("premium finance receivables"), on a national basis, through its subsidiary, First Insurance Funding Corporation ("FIFC"). As of March 31, 1999, Wintrust had six wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. On September 30, 1998, Wintrust began operating a new trust and investment subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"). This wholly-owned subsidiary currently provides trust and investment services at four of the Wintrust banks. Previously, the Company provided trust services through the trust department of Lake Forest Bank.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.


(2) Cash and Cash Equivalents
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks and federal funds sold which have an original maturity of 90 days or less.

(3) Earnings Per Share
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        For the Three Months
                                                           Ended March 31,
                                                         1999            1998
                                                      ---------       ---------
Net income                                        (A)  $ 1,834         $ 1,042
                                                      =========       =========

Average common shares outstanding                 (B)    8,155           8,129
Effect of dilutive common shares                           323             321
                                                      ---------       ---------

Weighted average common shares and
effect of dilutive common shares                  (C)    8,478           8,450
                                                      =========       =========

Net income per average common share - Basic     (A/B)   $ 0.22          $ 0.13
                                                      =========       =========

Net income per average common share - Diluted   (A/C)   $ 0.22          $ 0.12
                                                      =========       =========

The effect of dilutive common shares outstanding results from stock options, stock warrants and shares to be issued under the Employee Stock Purchase Plan, all being treated as if they had been either exercised or issued, and are computed by application of the treasury stock method.


(4) Long-term Debt - Trust Preferred Securities
    -------------------------------------------

In October 1998, the Company completed its offering of $31.05 million of 9.00% Cumulative Trust Preferred Securities. For purposes of generally accepted accounting principles, these securities are considered to be debt securities and not a component of shareholders' equity. The Trust Preferred Securities offering has increased Wintrust's regulatory capital under Federal Reserve guidelines. Interest expense on the Trust Preferred Securities is also deductible for income tax purposes. For further information on the Trust Preferred Securities, please refer to Note 10 of the Company's Consolidated Financial Statements included in the Annual Report and Form 10-K for the year ended December 31, 1998.


(5) Segment Information
    -------------------

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management and the chief decision makers to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.
Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The other category, as shown in the following table, reflects parent company information.

The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance and indirect auto segments. For purposes of internal segment profitability analysis, management reviews the results of its premium finance and indirect auto segments as if all loans originated and sold to the banking segment were retained within that segment's operations; thereby causing the inter-segment elimination amounts shown in the following table.

The following is a summary of certain operating information for reportable segments for the three month periods ended March 31, 1999 and 1998 (in thousands):

                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                     --------------------------------------
                                                                                          1999                  1998
                                                                                     ----------------      ----------------
         Net Interest Income:
         Banking                                                                            $ 10,056               $ 7,324
         Premium Finance                                                                       3,132                 2,183
         Indirect Auto                                                                         1,864                 1,122
         Trust                                                                                   108                    66
         Inter-segment eliminations                                                          (3,609)               (2,331)
         Other                                                                                 (735)                 (360)
                                                                                     ----------------      ----------------
            Total                                                                           $ 10,816               $ 8,004
                                                                                     ================      ================

         Non-interest Income:
         Banking                                                                            $  2,140               $ 1,593
         Premium Finance                                                                           -                     -
         Indirect Auto                                                                             -                     1
         Trust                                                                                   225                   166
         Inter-segment eliminations                                                             (57)                  (77)
                                                                                     ----------------      ----------------
            Total                                                                           $  2,308               $ 1,683
                                                                                     ================      ================

         Segment Profit (Loss):
         Banking                                                                            $  2,361                $  521
         Premium Finance                                                                         944                   391
         Indirect Auto                                                                           671                   339
         Trust                                                                                 (232)                    78
         Inter-segment eliminations                                                          (1,206)                    40
         Other                                                                                 (704)                 (327)
                                                                                     ----------------      ----------------
            Total                                                                           $  1,834               $ 1,042
                                                                                     ================      ================

         Segment Assets:
         Banking                                                                          $1,450,907            $1,165,568
         Premium Finance                                                                     274,444               186,835
         Indirect Auto                                                                       236,718               153,516
         Trust                                                                                 2,672                   412
         Inter-segment eliminations                                                        (549,907)             (358,414)
         Other                                                                                 4,602                 4,010
                                                                                     ----------------      ----------------
            Total                                                                         $1,419,436            $1,151,927
                                                                                     ================      ================

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 1999, compared with December 31, 1998, and March 31, 1998, and the results of operations for the three month periods ended March 31, 1999 and 1998 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

OVERVIEW AND STRATEGY

The Company's operating subsidiaries were organized within the last eight years, with an average life of its six subsidiary banks of less than four years. Wintrust has grown rapidly during the past few years and its Banks have been among the fastest growing community-oriented de novo banking operations in Illinois and the country. Because of the rapid growth, the historical performance of the Banks and FIFC has been affected by costs associated with growing market share, establishing new de novo banks, opening new branch facilities, and building an experienced management team. The Company's financial performance over the past several years generally reflects improving profitability of the Banks, as they mature, offset by the significant costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability. Similarly, management currently expects a start-up phase for WAMC of a few years before its operations become profitable.

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank began operations in December 1991, October 1993, September 1994, October 1995, December 1996 and December 1997, respectively. Subsequent to those initial dates of operations, each of the Banks, except Barrington Bank and Crystal Lake Bank, have established additional full-service banking facilities. FIFC began operations in 1990 and is primarily engaged in the business of financing insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. On September 30, 1998, WAMC began operations and offers a full range of trust and investment services at many of the Wintrust banks.

Crystal Lake Bank, since moving into its permanent location in downtown Crystal Lake in September 1998, opened a new drive-thru facility in March 1999, and is planning to open a new full-service branch facility in south Crystal Lake in mid-1999. In April and May 1998, North Shore Bank opened new branch facilities in Wilmette and Glencoe, Illinois, respectively. In October 1998, the Libertyville Bank opened a new branch facility that is located in south Libertyville, which is near Vernon Hills, Illinois. In December 1998, the Lake Forest Bank opened a new branch in the newly constructed, upscale senior housing development known as Lake Forest Place. Also in late 1998, Hinsdale Bank's Western Springs operation moved into its new, permanent full-service facility. Expenses related to these new banking operations and the start-up of WAMC predominantly impact only the first quarter 1999 operating results.

While committed to a continuing growth strategy, management's current focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the Banks and FIFC. One aspect of this strategy is to continue to pursue specialized earning asset niches, and to shift the mix of earning assets to higher-yielding loans. In addition to Lake Forest Bank's July 1998 acquisition of the operations of a small business engaged in medical and municipal equipment leasing, the Company may pursue acquisitions of other specialty finance businesses that generate assets that are suitable for bank investment and/or secondary market sales. To further balance growth with increased earnings, management will continue to focus on less aggressive deposit pricing at the Banks that have more established customer bases.

With the formation of WAMC, the Company intends to expand the trust and investment management services that have already been provided during the past several years through the trust department of the Lake Forest Bank. With a separately chartered trust subsidiary, the Company is now able to offer trust and investment management services to all communities served by Wintrust banks, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WAMC can successfully compete for trust business by targeting small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that will be offered by WAMC's experienced trust professionals. During the fourth quarter of 1998, WAMC added experienced trust professionals at North Shore Bank, Hinsdale Bank and Barrington Bank. As in the past, a full complement of trust professionals will continue to operate from offices at the Lake Forest Bank. Services offered by WAMC typically will include traditional trust products and services, as well as investment management, financial planning and 401(k) management services.

Similar to starting a de novo bank, the introduction of expanded trust services is expected to cause relatively high overhead levels when compared to initial fee income generated by WAMC. The overhead will consist primarily of the salaries and benefits of experienced trust professionals. Management anticipates that WAMC will be successful in attracting trust business over the next few years, to a level that trust fees absorb the overhead of WAMC at that time.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended March 31, 1999 totaled $1.8 million, an increase of $792,000, or 76%, over the first quarter 1998 total of $1.0 million. Net income per common share, on a diluted basis, totaled $0.22 per share for the first quarter of 1999, compared to $0.12 per share for the first quarter of 1998, an increase of $0.10 per share, or 83%.

A significant factor that contributed to the prior year quarterly net income was the recognition of income tax benefits from the realization of previously unvalued tax loss benefits. For the three months ended March 31, 1998, the Company recorded income tax benefits of $554,000. In the current year quarter ended March 31, 1999, the Company, for financial reporting purposes, was fully-taxable for Federal and state income tax purposes and recorded $970,000 of income tax expense. See the Income Taxes section later in this discussion for further information.

Due to the prior year recognition of tax benefits, the Company's true growth in profitability over the past year has been masked. Therefore, a comparison of pre-tax operating income is more representative of the Company's improvement in operating results. On a pre-tax basis, operating income totaled $2.8 million for the first three months of 1999, an increase of $2.3 million, or 475%, over the $488,000 recorded in the first quarter of 1998. This significant improvement in operating results has primarily been the result of enhanced performance of the Company's more established subsidiaries.

NET INTEREST INCOME

Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits, borrowings and long-term debt. The related net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period. The following table presents a summary of Wintrust's net interest income and related net interest margin for the three months ended March 31, 1999 and 1998, calculated on a tax equivalent basis (dollars in thousands):

                                                       Three Months Ended                            Three Months Ended
                                                         March 31, 1999                                March 31, 1998
                                           ----------------- -------------- ---------    --------------- --------------- ----------
                                                 Average       Interest        Rate           Average        Interest       Rate
                                           ----------------- -------------- ---------    --------------- --------------- ----------
Interest-bearing deposits with banks              $  5,299          $  71     5.43%           $ 70,510          $  990      5.69%
Federal funds sold                                  17,405            193     4.50              60,122             813      5.48
Investment securities                              178,761          2,351     5.33             121,942           1,729      5.75
Loans, net of unearned income (1)                1,029,591         21,700     8.55             729,496          16,388      9.11
                                           ----------------- -------------- ---------    --------------- --------------- ----------
     Total earning assets                        1,231,056         24,315     8.01%            982,070          19,920      8.23%
                                           ----------------- -------------- ---------    --------------- --------------- ----------

Interest-bearing deposits                        1,093,156         12,550     4.66%            877,652          11,514      5.32%
Short-term borrowings and notes payable             15,946            177     4.50              22,269             382      6.96
Long-term debt - trust preferred securities         31,050            735     9.47                   -               -         -
                                           ----------------- -------------- ---------    --------------- --------------- ----------
     Total interest-bearing liabilities          1,140,152         13,462     4.79%            899,921          11,896      5.36%
                                           ----------------- -------------- ---------    --------------- --------------- ----------

Tax equivalent net interest income                               $ 10,853                                      $ 8,024
                                                             ==============                              ===============

Net interest spread                                                           3.22%                                        2.87%
                                                                            =========                                    ==========

Net interest margin                                                           3.58%                                        3.31%
                                                                            =========                                    ==========
-------------------------------

(1) Interest income on tax advantaged loans reflects a tax equivalent adjustment based on a marginal federal corporate tax rate of 34%. The total tax-equivalent adjustment is $37,000 and $20,000 for the quarters ended March 31, 1999 and 1998, respectively.

Tax equivalent net interest income for the quarter ended March 31, 1999 totaled $10.9 million, an increase of $2.8 million, or 35%, as compared to the $8.0 million recorded in the same quarter of 1998. This increase was mainly the result of loan growth coupled with a decline in overall funding cost rates. Interest and fees on loans for the quarter ended March 31, 1999 totaled $21.7 million, an increase of $5.3 million, or 32%, over the prior year quarterly total of $16.4 million. This growth was predominantly due to a $300 million, or 41%, increase in average total loans.

The net interest margin of 3.58% for the quarter ended March 31, 1999 improved by 27 basis points over the first quarter 1998 margin of 3.31% mostly as a result of lower rates paid on interest-bearing deposits and a higher proportion of average loans to total average earning assets. The rate paid on interest-bearing deposits averaged 4.66% for the first quarter of 1999 versus 5.32% for the same quarter in 1998, a decline of 66 basis points. This decline was caused by a general market decline in rates coupled with management's decision to be less aggressive on its deposit pricing at the more mature banks. Although the yield on loans declined 56 basis points to 8.55% when compared to the prior year quarter yield of 9.11%, the proportion of average loans to average total earning assets increased from 74% in the first quarter of 1998 to 84% in the first quarter of 1999. This improved loan proportion creates a higher net interest margin, as loans earn interest at a higher rate than other earning assets. The loan yield declined when compared to the prior year quarter due mainly to reductions in the prime lending rate during the last half of 1998 and competitive pressures on commercial loan rates. The yield on total earning assets for the first quarter of 1999 was 8.01% as compared to 8.23% in 1998; the decline of 22 basis points due to the lower yields on both loans and other earning assets, offset somewhat by the higher proportion of average total loans.

In early October 1998, the Company completed its 9.00% Cumulative Trust Preferred Securities offering totaling $31.05 million, which is reflected as long-term debt in the above table. The rate of 9.47% is higher than the 9.00% coupon rate of the securities as it reflects the amortization of offering costs, including underwriting fees, legal and professional fees, and other related costs. These securities are considered capital for regulatory purposes and the interest is deductible for tax purposes. The proceeds from this offering have provided for, and will continue to provide for, the Company's growth and expansion. The rate paid on short-term borrowings and notes payable declined to 4.50% in the first quarter of 1999 as compared to 6.96% in the first quarter of 1998. A general decline in market rates and a change in composition of this category were the primary factors causing this 246 basis point decline. In 1998, most of the average balance comprised notes payable under a line of credit agreement with an unaffiliated bank, the rate of which was based on 125 basis points over the LIBOR rate. In 1999, the average balance mainly comprised short-term repurchase agreements, which generally have lower rates when compared to the terms of the bank line of credit agreement.

The net interest margin for the first quarter of 1999 increased 25 basis points as compared to the fourth quarter 1998 margin of 3.33%. This improvement was mainly due to management's decision to be less aggressive on the pricing of certain deposit products, as mentioned earlier. Excluding the impact of the Trust Preferred Securities capital offering, the first quarter 1999 net interest margin would have been 3.66%.

The following table presents a reconciliation of Wintrust's tax equivalent net interest income, calculated on a tax equivalent basis, for the three month periods between March 31, 1998 and March 31, 1999. The reconciliation sets forth the change in the net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):


                                                                                   Amount
                                                                                   ------
     Tax equivalent net interest income for the period ended March 31, 1998.....   $ 8,024
          Change due to average earning assets fluctuations (volume)............     2,032
          Change due to interest rate fluctuations (rate).......................       654
          Change due to rate/volume fluctuations (mix)..........................       143
                                                                                -------------
     Tax equivalent net interest income for the period ended March 31, 1999.....   $ 10,853
                                                                                =============

NON-INTEREST INCOME

For the first quarter of 1999, non-interest income increased $625,000, or 37%, over the prior year quarter and totaled $2.3 million. This increase was primarily the result of higher fees from the sale of mortgage loans, increased deposit service charges and income from call option transactions related to certain securities held by the Company. The following table presents non-interest income by category (in thousands):

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ------------------------------------
                                                                                      1999                1998
                                                                                -----------------   -----------------
               Fees on mortgage loans sold                                             $ 1,298             $ 1,191
               Service charges on deposit accounts                                         334                 211
               Trust fees                                                                  225                 166
               Loan servicing fees - mortgage loans                                         49                  34
               Securities gains, net                                                       -                   -
               Other income                                                                402                  81
                                                                                -----------------   -----------------
                    Total non-interest income                                          $ 2,308             $ 1,683
                                                                                =================   =================

Fees on mortgage loans sold includes income from originating and selling residential real estate loans into the secondary market, the majority of which are sold without retaining servicing rights. For the three months ended March 31, 1999, these fees totaled $1.3 million and increased $107,000, or 9%, over the 1998 quarterly total. A favorable mortgage rate environment, the related high levels of refinancing activity, and a healthy residential real estate market continued to result in high levels of fee income. There can be no assurances, however, that any or all of these favorable factors will continue. Accordingly, future fee income on mortgage loans sold may not be at the levels that have been experienced during 1998 and the first quarter of 1999.

Service charges on deposit accounts totaled $334,000 for the first quarter of 1999, an increase of $123,000 as compared to the 1998 quarter. This increase was due to a higher deposit base and a larger number of accounts at both the more mature banks and the newer de novo banks. The majority of deposit service charges relate to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

During the first quarter of 1999, the Company recognized approximately $173,000 in premium income from certain call option transactions. These transactions were designed to utilize excess capital at certain banks, increase the total return associated with holding certain securities as earning assets, and yield additional fee income. This income is included in the category of other non-interest income in the Consolidated Statements of Income, and was the primary reason for the increase in this category when compared to the prior year quarter.

Trust fees totaled $225,000 for the quarter ended March 31, 1999, a $59,000, or 36%, increase over the prior year quarter. This increase was mainly the result of new business development efforts generated from a larger staff of experienced trust officers. With the September 30, 1998 start-up of WAMC, it is anticipated that additional fee income will be generated in the future from the expansion of personalized trust and investment services to each bank subsidiary. The introduction of these expanded services, however, is expected to cause relatively high overhead levels when compared to the initial fee income generated by WAMC, as more fully discussed in the previous Overview and Strategy section.

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 1999 totaled $9.5 million and increased $1.6 million, or 20%, over the first quarter 1998 total of $7.9 million. The continued growth and expansion of the de novo banks and the development of WAMC were the primary causes for this increase. Since March 31, 1998, total deposits have grown 20% and total loan balances have risen 41%, requiring higher levels of staffing and other costs to both attract and service the larger customer base. The following table presents non-interest expense by category (in thousands):

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                           ---------------------------------------
                                                                                  1999                  1998
                                                                           -------------------    -----------------
                 Salaries and employee benefits                                     $ 5,079              $ 4,278
                 Occupancy, net                                                         676                  572
                 Equipment expense                                                      628                  496
                 Data processing                                                        482                  398
                 Advertising and marketing                                              369                  407
                 Professional fees                                                      310                  326
                 Other                                                                1,992                1,455
                                                                           -------------------    -----------------
                      Total non-interest expense                                    $ 9,536              $ 7,932
                                                                           ===================    =================

Total salaries and employee benefits expense was $5.1 million for the first quarter of 1999, an increase of $801,000, or 19%, as compared to $4.3 million for the prior year quarter. As noted above, this increase was primarily due to growth in the Company and the hiring of experienced trust professionals for the new WAMC subsidiary. As a percent of average total assets, on an annualized basis, salaries and employee benefits were 1.52% for the first quarter of 1999, an improvement from 1.62% in the first quarter of 1998.

Occupancy costs, equipment expense and data processing for the first quarter of 1999 increased $104,000, $132,000 and $84,000, respectively, over the first quarter 1998 totals due to the opening of new facilities, as discussed in the Overview and Strategy section, and the general growth of the Company's customer base.

Other non-interest expenses for the three months ended March 31, 1999 totaled $2.0 million, an increase of $537,000, or 37%, over the same period in 1998 due mainly to general growth of the Company and its customer base, including the related higher levels of loan and deposit activities. This category of expense includes the amortization of organizational costs and intangible assets, loan expenses, correspondent bank service charges, postage, insurance, stationary and supplies and other sundry expenses. Approximately $200,000 of this category's total for the first quarter of 1999 relates to previously unamortized deferred organizational costs, which were expensed in connection with the required adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". This new accounting principle, which became effective as of January 1, 1999, requires companies to write-off previously capitalized start-up costs and expense future start-up costs as incurred. In the first quarter of 1998, approximately $22,000 was expensed for the normal amortization of deferred organizational costs.

Despite the growth of the Company and the related increases in many of the non-interest expense categories, Wintrust's ratio of non-interest expense to total average assets declined from 3.00% in the first quarter of 1998 to 2.86% for the first quarter of 1999, and is favorable to the Company's most recent peer group ratio.

INCOME TAXES

The Company recorded income tax expense of $970,000 for the three months ended March 31, 1999 versus the realization of $554,000 in income tax benefits for the same period of 1998. Prior to the September 1, 1996 merger transaction that formed Wintrust, each of the merging companies, except Lake Forest Bank, had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits become available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefit recorded in first quarter of 1998 reflected management's determination that certain of the subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur. Full recognition of the net operating losses, for financial accounting purposes, was completed in 1998.

OPERATING SEGMENT RESULTS

As shown in Note 5 to the Unaudited Consolidated Financial Statements, the Company's operations consist of four primary segments: banking, premium finance, indirect auto, and trust. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment. For the first quarter of 1999, the banking segment's net interest income totaled $10.1 million, an increase of $2.7 million, or 37%, as compared to the $7.3 million recorded in the same quarter of 1998. This increase was the direct result of earning asset growth, particularly in the loan portfolio, as earlier discussed in the Net Interest Income section. The banking segment's non-interest income totaled $2.1 million for the first quarter of 1999, an increase of $547,000, or 34%, over first quarter of 1998. This increase was due mainly to higher fees from the sale of mortgage loans, increased deposit service charges on a larger deposit base and premium income from certain call option transactions, as discussed earlier. The banking segment's after-tax profit for the quarter ended March 31, 1999 totaled $2.4 million, an increase of $1.8 million, or 353%, as compared to the prior year quarterly total of $521,000. This improved profitability was caused mainly from higher levels of net interest income and non-interest income, as mentioned above, created from the continued growth and maturation of the more established de novo banks.

Net interest income from the premium finance segment totaled $3.1 million for the quarter ended March 31, 1999, an increase of $949,000, or 43%, over the $2.2 million recorded in the same quarter of 1998. After-tax profit for the premium finance segment totaled $944,000 for the first quarter of 1999 and increased $553,000, or 141%, over the first quarter 1998 profit of $391,000. These increases were due mostly to higher levels of premium finance receivables created from new product offerings and targeted marketing programs, coupled with the control of servicing costs by enhancing systems capabilities and capacity.

The indirect auto segment recorded $1.9 million of net interest income for the first quarter of 1999, an increase of $742,000, or 66%, as compared to the prior year quarterly total of $1.1 million. The first quarter 1999 after-tax segment profit almost doubled when compared to the prior year quarter and totaled $671,000. These increases were caused by growth in outstanding indirect auto loans resulting from higher origination volumes from both existing dealers and new dealer relationships.

The trust segment recorded non-interest income of $225,000 for the first quarter of 1999 as compared to $166,000 in the same quarter of 1998, an increase of $59,000, or 36%. This increased fee income was the result of new business development efforts by a larger staff of experienced trust professionals that were hired in connection with the start-up of WAMC. The trust segment after-tax loss totaled $232,000 for the first three months of 1999 as compared to an after-tax profit of $78,000 for the same period in 1998. The 1998 profit relates to operations of the Lake Forest Bank trust department and, accordingly, certain expenses of the bank were allocated as indirect costs to the trust segment. The segment loss in 1999 was caused by the start-up of WAMC and the related salary and employee benefit costs of hiring experienced trust professionals. As more fully discussed in the Overview and Strategy section of this analysis, management expects a start-up phase for the trust segment of a few years before its operations become profitable.


FINANCIAL CONDITION

Total assets were $1.42 billion at March 31, 1999, an increase of $267.5 million, or 23%, over the $1.15 billion a year earlier, and $71.4 million, or 5%, over the $1.35 billion at December 31, 1998. Growth at the newer de novo banks coupled with continued market share growth at the more mature banks fueled these increases. Total funding liabilities, which include deposits, short-term borrowings and long-term debt, were $1.33 billion at March 31, 1999, and increased $257.2 million, or 24%, over the prior year, and $65.7 million, or 5%, since December 31, 1998. These funding increases were primarily utilized to fund growth in the loan portfolio.

Interest-Earning Assets

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):


                                               March 31, 1999                December 31, 1998               March 31, 1998
                                       ------------------------------- ------------------------------ -----------------------------
Loans:                                      Balance         Percent         Balance        Percent        Balance         Percent
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
Commercial and commercial
     real estate                             $ 383,841        30%            $ 366,229       30%           $ 253,597       24%
  Premium finance, net                         210,169        16               178,138       14              143,373       13
  Indirect auto, net                           229,203        18               209,983       17              150,776       14
  Home equity                                  111,070         8               111,537        9              113,765       11
  Residential real estate                      101,612         8                91,525        7               60,250        6
  Installment and other                         35,121         3                34,650        3               36,474        4
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
Total loans, net of
  unearned income                            1,071,016        83               992,062       80              758,235       72
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
Securities and money
  market investments                           227,632        17               240,521       20              296,416       28
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------

Total earning assets                       $ 1,298,648       100%          $ 1,232,583      100%         $ 1,054,651      100%
                                       ================== ============ ================== =========== =================  ==========

Earning assets as of March 31, 1999 increased $244.0 million, or 23%, over the balance a year earlier, and $66.1 million, or 5%, over the balance at the end of 1998. Earning assets as a percent of total assets at March 31, 1999 were 91.5%, relatively constant with the ratios of 91.4% and 91.6% as of December 31, 1998 and March 31, 1998, respectively.

Total net loans were $1.07 billion at March 31, 1999, an increase of $79.0 million, or 8%, from $992.1 million at December 31, 1998, and an increase of $312.8 million, or 41%, since March 31, 1998. Solid loan growth in commercial loans and the specialty premium finance and indirect auto segment portfolios were the main factors for these increases. Due to this growth, total net loans comprised 83% of total earning assets at March 31, 1999 as compared to 80% as of the end of 1998 and 72% at March 31, 1998. The loan-to-deposit ratio also increased to 85.5% as of March 31, 1999 as compared to 80.7% at the end of 1998 and 72.5% as of March 31, 1998.

Commercial and commercial real estate loans, the largest loan category, comprised 36% of total loans as of March 31, 1999 and has increased $130.2 million, or 51%, since March 31, 1998 and $17.6 million, or 5%, since the end of 1998. The strong growth over the past year has resulted mainly from the low interest rate environment, a healthy economy and the hiring of additional experienced lending officers.

Net indirect auto loans comprised 21% of total net loans as of March 31, 1999 and increased $78.4 million, or 52%, over a year ago, and $19.2 million, or 9%, over the end of 1998. These increases were primarily the result of business development efforts that added new dealers to the established network of metropolitan Chicago auto dealer relationships. The Company utilizes credit underwriting routines that management believes results in a high quality new and used auto loan portfolio. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

Net premium finance receivables totaled $210.2 million at March 31, 1999 and comprised 20% of the total loan portfolio. This total balance increased $66.8 million, or 47%, since March 31, 1998 and $32.0 million, or 18%, since the end of 1998. This growth was primarily the result of increased market penetration from new product offerings and targeted marketing programs. All premium finance receivables originated by FIFC are currently being sold to the Banks and consequently remain an asset of the Company. In the future, it is possible that a portion of these receivables could be funded through an asset securitization facility or sold to other non-affiliated entities. All premium finance receivables, however financed, are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers.

The total of home equity loans has remained relatively constant when compared to both March 31, 1998 and balance at the end of 1998, despite the large volume of home equity loans that have been refinanced into first mortgage loans over the past year as a result of low mortgage loan interest rates. Unused commitments on home equity lines of credit have increased $41.4 million, or 24%, over the balance at March 31, 1998 and totaled $173.5 million at March 31, 1999.

Residential real estate loans totaled $101.6 million as of March 31, 1999 and increased $41.4 million, or 69%, over a year ago and $10.1 million, or 11%, since December 31, 1998. Mortgage loans held for sale are included in this category and totaled $19.0 million as of March 31, 1999, $18.0 million as of December 31, 1998 and $13.2 million as of March 31, 1998. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the Non-interest Income section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and comprise mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category over the past year has been due mainly to the low mortgage interest rate environment and related high levels of refinancing activity.

Securities and money market investments (i.e. federal funds sold and interest-bearing deposits with banks) totaled $227.6 million at March 31, 1999, a decline of $68.8 million, or 23%, since March 31, 1998 and $12.9 million, or 5%, since December 31, 1998. This decline was mostly caused by a reduction of short-term interest-bearing deposits with banks, which was necessary to fund the solid growth of the loan portfolio. The Company maintained no trading account securities at March 31, 1999 or in any of the other previous reporting periods.

The balances of securities and money market investments fluctuate frequently based upon deposit inflows and loan demand. As a result of anticipated significant growth in the development of de novo banks, it has been Wintrust's policy to maintain its securities portfolio in short-term, liquid, and diversified high credit quality securities at the Banks in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate. Furthermore, since short-term investment yields are generally comparable to long-term investment yields in the current interest rate environment, there is little incentive to invest in securities with extended maturities.

DEPOSITS

Total deposits at March 31, 1999 were $1.25 billion, an increase of $207.1 million, or 20%, over the March 31, 1998 total and an increase of $23.6 million, or 2%, since December 31, 1998. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                      March 31, 1999                   December 31, 1998                   March 31, 1998
                             ---------------------------------  ---------------------------------  --------------------------------
                                                   Percent                            Percent                           Percent
                                 Balance          of Total           Balance         of Total           Balance         of Total
                             -----------------  --------------  ------------------ --------------  ------------------ -------------
Demand                           $ 117,463             9%           $ 131,309            11%            $  95,705           9%
NOW                                112,542             9              114,283             9                76,728           7
Money market                       232,184            19              227,668            18               223,955          22
Savings                             74,258             6               70,264             6                67,185           7
Certificates of deposit            716,352            57              685,630            56               582,161          55
                             -----------------  --------------  ------------------ --------------  ------------------ -------------

     Total                     $ 1,252,799           100%         $ 1,229,154           100%          $ 1,045,734         100%
                             =================  ==============  ================== ==============  ================== =============

The percentage mix of deposits as of March 31, 1999 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been the result of newer de novo bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.

SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of March 31, 1999, the Company's short-term borrowings totaled $40.0 million and consisted primarily of short-term repurchase agreements. At March 31, 1999, the Company also had $2.0 million outstanding on its $40 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of March 31, 1998 was $22.9 million, which was subsequently paid-off in October 1998 from the proceeds of the Company's Trust Preferred Securities offering, as more fully explained below. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, possible future acquisitions and for other general corporate matters.

LONG-TERM DEBT - TRUST PREFERRED SECURITIES

At March 31, 1999, long-term debt totaled $31.05 million of 9.00% Cumulative Trust Preferred Securities, which were publicly sold in an offering that was completed on October 9, 1998. The proceeds were used to pay-off the outstanding balance on the revolving credit line, as mentioned above. The Trust Preferred Securities offering has increased the Company's regulatory capital, has provided for the continued growth of its banking and trust franchise, and will continue to provide for growth and possible future acquisitions of other banks or finance related companies. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 4 to the Unaudited Consolidated Financial Statements for further information on these Trust Preferred Securities.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $77.2 million at March 31, 1999 and increased $7.3 million since March 31, 1998 and $2.0 million since the end of 1998. These increases were created mostly by the retention of net income and, to a lesser extent, the exercise of certain options to acquire common stock.

The following table reflects various consolidated measures of capital at March 31, 1999, December 31, 1998 and March 31, 1998:

                                                                 March 31,            December 31,            March 31,
                                                                   1999                   1998                  1998
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          7.5%                 7.5%                   6.0%
Ending tier 1 capital to risk-based asset ratio                         8.2%                 8.5%                   7.4%
Ending total capital to risk-based asset ratio                          9.2%                 9.7%                   8.0%
Dividend payout ratio                                                   0.0%                 0.0%                   0.0%

The Company's capital ratios as of March 31, 1999 were higher in comparison to the ratios a year earlier as a result of the Trust Preferred Securities offering, as mentioned earlier. The continued asset growth of the Company, coupled with slow capital growth primarily due to expenses associated with the newer de novo banks, necessitated additional capital to both support the growth and maintain the Company in the "adequately capitalized" category for total risk-based capital. Partially for this reason, the Company issued the Trust Preferred Securities, which qualify as regulatory capital under Federal Reserve guidelines. To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. As of March 31, 1999, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for possible loan losses for the three month periods is shown as follows (dollars in thousands):


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                    ---------------------------------------------
                                                                          1999                       1998
                                                                    -------------------          ----------------

                 Balance at beginning of period                            $  7,034                   $ 5,116

                 Provision for possible loan losses                             784                     1,267

                 Loans charged-off
                 -----------------
                  Core banking loans                                            101                       612
                  Premium finance                                                95                       140
                  Indirect auto                                                 160                       112
                                                                    -------------------          ----------------
                    Total loans charged-off                                     356                       864
                                                                    -------------------          ----------------
                 Recoveries
                 ----------
                  Core banking loans                                              6                       107
                  Premium finance                                                36                        30
                  Indirect auto                                                  14                         9
                                                                    -------------------          ----------------
                      Total recoveries                                           56                       146
                                                                    -------------------          ----------------

                  Net loans charged off                                        (300)                     (718)
                                                                    -------------------          ----------------

                  Balance at March 31                                      $  7,518                   $ 5,665
                                                                    ===================          ================

                  Loans at March 31                                     $ 1,071,016                 $ 758,235
                                                                    ===================          ================

                  Allowance as a percentage of loans                           0.70%                     0.75%
                                                                    ===================          ================
                  Annualized net charge-offs
                     as a percentage of average:
                        Core banking loans                                     0.06%                     0.45%
                        Premium finance                                        0.12%                     0.33%
                        Indirect auto                                          0.27%                     0.30%
                                                                    -------------------          ----------------
                            Total loans                                        0.12%                     0.38%
                                                                    ===================          ================
                        Annualized provision for
                            possible loan losses                              38.27%                    56.70%
                                                                    ===================          ================

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Control of loan quality is continually monitored by management and is reviewed by the Banks' Board of Directors and their Credit Committees on a monthly basis. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for possible loan losses, which are charged to earnings through the provision for possible loan losses, are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent and other potential problem loans, and an evaluation of economic conditions in the market area.

The provision for possible loan losses totaled $784,000 for the first quarter of 1999, a decline of $483,000 from the $1.3 million recorded a year earlier. The higher provision in 1998 was necessary to cover increased core loan charge-offs that occurred at one banking office in early 1998. For the first quarter of 1999, net charge-offs totaled $300,000 and were significantly lower than the $718,000 of net charge-offs recorded in 1998. As a percentage of average loans, annualized net charge-offs for the first quarter of 1999 declined to 0.12% versus 0.38% in the prior year quarter, the decline due to the prior year charge-offs noted above.

Management believes the allowance for possible loan losses is adequate to cover potential losses in the portfolio. There can be no assurance, however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The amount of future additions to the allowance for possible loan losses will be dependent upon the economy, changes in real estate values, interest rates, the view of regulatory agencies toward adequate reserve levels, the level of past-due and non-performing loans, and other factors.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands).


                                                               March 31,             December 31,            March 31,
                                                                 1999                    1998                   1998
                                                                 ----                    ----                   ----
      Past Due greater than 90 days
           and still accruing:
            Core banking loans                                       $  335                 $  800                $  381
            Indirect automobile loans                                   317                    274                    47
            Premium finance receivables                               1,021                  1,214                 1,082
                                                         ----------------------   --------------------   -------------------
                Total                                                 1,673                  2,288                 1,510
                                                         ----------------------   --------------------   -------------------

      Non-accrual loans:
            Core banking loans                                        1,423                  1,487                 4,225
            Indirect automobile loans                                   195                    195                    19
            Premium finance receivables                               1,439                  1,455                 2,039
                                                         ----------------------   --------------------   -------------------
                Total non-accrual loans                               3,057                  3,137                 6,283
                                                         ----------------------   --------------------   -------------------

      Total non-performing loans:
            Core banking loans                                        1,758                  2,287                 4,606
            Indirect automobile loans                                   512                    469                    66
            Premium finance receivables                               2,460                  2,669                 3,121
                                                         ----------------------   --------------------   -------------------
                Total non-performing loans                            4,730                  5,425                 7,793
                                                         ----------------------   --------------------   -------------------

      Other real estate owned                                           590                    587                     -
                                                         ----------------------   --------------------   -------------------

      Total non-performing assets                                   $ 5,320                $ 6,012               $ 7,793
                                                         ======================   ====================   ===================

      Total non-performing  loans by category as
        a percent of its own respective category:
            Core banking loans                                         0.28%                  0.38%                 0.99%
            Indirect automobile loans                                  0.22%                  0.22%                 0.04%
            Premium finance receivables                                1.17%                  1.50%                 2.23%
                                                         ----------------------   --------------------   -------------------
            Total non-performing loans                                 0.44%                  0.55%                 1.03%
                                                         ----------------------   --------------------   -------------------

      Total non-performing assets as a
          percentage of total assets                                   0.37%                  0.45%                 0.68%

      Allowance for possible loan losses as
          a percentage of non-performing loans                       158.94%                129.66%                72.69%


Non-performing Core Banking Loans and Other Real Estate Owned

Total non-performing loans for the Company's core banking business were $1.8 million, or 0.28%, of the Company's core banking loans as of March 31, 1999, an improvement from the $2.3 million, or 0.38%, of core banking loans as of December 31, 1998. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans, of which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively. The other real estate owned balance of $590,000 consists of one local residential real estate property that is currently listed for sale. Management believes the Company is well secured and does not expect to incur a loss on the property.

Non-performing Premium Finance Loans

Another significant category of non-performing loans is premium finance receivables. Due to the nature of the collateral, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, it is important to note that the level of non-performing premium finance receivables is not necessarily indicative of the loss inherent in the portfolio. In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement with FIFC for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of FIFC's standard financing contract, FIFC has the right to cancel the insurance policy if there is a default in the payment and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the receivable balance, the interest and other charges due as well. In the event an insurer becomes insolvent and unable to pay claims to an insured or refund unearned premiums upon cancellation of a policy to a finance company, each state provides a state guaranty fund that will pay such a refund, less a per claim deductible in certain states. FIFC diversifies its financing activities among a wide range of brokers and insurers. Due to the notification requirements and the time to process the return of the unearned premium by most insurance carriers, many receivables will become delinquent beyond 90 days while the processing of the unearned premium refund to the Company occurs. Management continues to accrue interest until maturity as the unearned premium by the insurance carrier is ordinarily sufficient to pay-off the outstanding principal and contractual interest due.

Total non-performing premium finance receivables as of March 31, 1999 totaled $2.5 million, or 1.17%, of total premium finance receivables. This compares favorably with 1.50% as of December 31, 1998 and 2.23% at March 31, 1998. This ratio fluctuates throughout the year due to the nature and timing of canceled account collections from insurance carriers.

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $512,000 at March 31, 1999 as compared to $469,000 at December 31, 1998. These loans as a percent of total indirect auto loans were 0.22% at both March 31, 1999 and December 31, 1998, and 0.04% at March 31, 1998, ratios that are well below standard industry ratios for this type of loan category. Individual loans comprise smaller dollar amounts and collection efforts are active.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of March 31, 1999 and December 31, 1998 were approximately $4.6 million and $5.1 million, respectively.


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


YEAR 2000 READINESS DISCLOSURE

A critical issue has emerged in the banking industry and generally for all industries that are heavily reliant upon computers regarding how existing software application programs and operating systems can accommodate the date value for the "Year 2000." The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. As such, certain programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, the year 1999 (i.e. `99') could be the maximum date value these systems will be able to accurately process. Like most financial service providers, the Company may be significantly affected by the Year 2000 problem due to the nature of financial information. Furthermore, if computer systems are not adequately changed to properly identify the Year 2000, many computer applications could fail or generate erroneous reports.

During 1997, management began the process of working with its two outside data processors and other software vendors to ensure that the Company is prepared for the Year 2000. Management has been in frequent contact with the outside data providers and has developed the Company's testing strategy and Year 2000 plan with the knowledge and understanding of each of the data providers' plans and timetables. Preliminary testing by the Company of its outside data providers' Year 2000 compliance efforts has already taken place and final testwork is anticipated to be completed in the second quarter of 1999. Additionally, critical in-house hardware and related systems are being reviewed and upgraded, if necessary, to be Year 2000 compliant. Testing of these critical hardware systems, such as workstations, file servers, the wide area network and all local area networks, is expected to be completed no later than June 30, 1999. The completion of upgraded software installations, where previous software versions were not Year 2000 compliant, is anticipated to be completed prior to June 30, 1999. The Company has also completed customer assessments to determine whether any significant potential exposure exists.

The Company is in the process of finalizing its contingency plan and it is currently anticipated that applicable testing of this plan will be completed by June 30, 1999. The Company is regulated by the Federal Reserve Bank, the Office of the Comptroller of the Currency and the State of Illinois bank regulatory agency, all of which are active in monitoring preparedness planning for systems-related Year 2000 issues. Total estimated Year 2000 compliance costs are not expected to exceed $200,000 and, accordingly, are not expected to be material to the Company's financial position or results of operations in any given year. This cost does not include internal salary and employee benefit costs for persons that have responsibilities, or are involved, with the Year 2000 project.

The above estimated dates and costs are based on management's best estimates and include assumptions of future events, including availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that current estimates will be achieved, and actual results could differ significantly from these plans. In the event the Company does experience Year 2000 systems failures or malfunctions and despite the testing preparedness efforts, or if the outside data processors prove not to be Year 2000 compliant, the Company's operations would be disrupted until the systems are restored, and the Company's ability to conduct its business may be adversely impacted in connection with processing customer transactions related to its banking operations. Management anticipates, however, that the contingency plans being developed would enable the Company to continue to conduct transactions on a manual basis, if necessary, for a limited period of time until the Year 2000 problems are rectified. In addition, there can be no guarantee that the systems of the Company's outside data providers, of which the Company relies upon, will be timely converted, or that failure to convert would not have a significant adverse impact to the Company.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset-liability management policies are established and monitored by management in conjunction with the boards of directors of the Banks, subject to general oversight by the Company's Board of Directors. The policy establishes guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. The Company had not previously entered into any such derivative financial instruments until August 1998, when the Company purchased an interest rate cap contract that matures in December 1999 and has a notional principal amount of $100 million. In April 1999, the Company entered into another interest rate cap contract with a $60 million notional principal amount that matures in April 2000. These contracts were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products. During the first quarter of 1999, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions were designed to utilize excess capital at certain banks and increase the total return associated with holding these securities as earning assets. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

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

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of March 31, 1999.

                                                                       Time to Maturity or Repricing
                                                                       -----------------------------

                                                 0-90             91-365              1-5            Over 5
                                                 Days              Days              Years            Years             Total
                                                 ----              ----              -----            -----             -----
                                                                          (Dollars in thousands)
Assets:
   Loans, net of unearned income........        $ 482,235         $ 254,006          $ 292,167        $ 42,608         $ 1,071,016
   Securities...........................          140,858            18,637             35,548              99             195,142
   Interest-bearing bank deposits.......              749             2,796                  -               -               3,545
   Federal funds sold...................           28,945                 -                  -               -              28,945
   Other................................            2,796                 -                  -         117,992             120,788
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive assets (RSA)            655,583           275,439            327,715         160,699           1,419,436
                                            ===============  ================   ================  ==============   =================

Liabilities and Shareholders' Equity:
   NOW..................................          112,542                 -                  -               -             112,542
   Savings and money market.............          292,562                 -                  -          13,880             306,442
   Time deposits........................          362,898           251,694             99,759           2,001             716,352
   Short term borrowings................           40,033                 -                  -               -              40,033
   Notes payable........................            2,000                 -                  -               -               2,000
   Demand deposits & other
      Liabilities.......................           27,994                 -                  -         105,799             133,793
   Trust preferred securities...........                -                 -                  -          31,050              31,050
   Shareholders' equity.................                -                 -                  -          77,224              77,224
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive liabilities
         and equity (RSL)...............          838,029           251,694             99,759         229,954           1,419,436
                                            ===============  ================   ================  ==============   =================
Cumulative gap
  (GAP = RSA - RSL)  (1)................       $ (182,446)       $ (158,701)           $ 69,255          $    -
                                            ===============  ================   ================  ==============

Cumulative RSA/RSL (1)..................         0.78               0.85               1.06
RSA/Total assets........................         0.46               0.19               0.23
RSL/Total assets (1)....................         0.59               0.18               0.07

GAP/Total assets (1)....................            (13)%             (11)%                5%
GAP/Cumulative RSA (1)..................            (28)%             (17)%                6%
------------------------------------------------------

(1) The gap amount and related ratios do not reflect $160 million notional amount of interest rate caps, as discussed on the following page.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of either the $100 million notional principal amount interest rate cap purchased in August 1998 or the $60 million notional principal amount interest rate cap that was recently purchased in April 1999. These interest rate caps were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. The $100 million notional amount interest rate cap contract expires in December 1999 and the $60 million notional amount interest rate cap contract expires in April 2000. Both interest rate caps reprice on a monthly basis.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of the $100 million notional amount interest rate cap agreement mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 1999, is as follows:

                                                                                   +200 Basis      -200 Basis
                                                                                     Points          Points
                                                                                     ======          ======
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                               2.1%             1.0%
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

         27     Financial Data Schedule.

(b) Reports on Form 8-K.
    -------------------

        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: May 13, 1999            /s/ Edward J. Wehmer
                              President & Chief Executive Officer

Date: May 13, 1999            /s/ David A. Dykstra
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)

Date: May 13, 1999            /s/ Todd A. Gustafson
                              Vice President - Finance
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27               Financial Data Schedule