Form 10-Q
period 1999-06-30
WINTRUST FINANCIAL CORP
filed 1999-08-12
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
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

Common Stock - no par value, 8,172,793 shares, as of August 6, 1999.

                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
ITEM 1.  Financial Statements.__________________________________________    1-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations. __________________________________    8-27

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. __   28-30


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ____________________________________________     31

ITEM 2.  Changes in Securities. ________________________________________     31

ITEM 3.  Defaults Upon Senior Securities. ______________________________     31

ITEM 4.  Submission of Matters to a Vote of Security Holders.___________     31

ITEM 5.  Other Information. ____________________________________________     31

ITEM 6.  Exhibits and Reports on Form 8-K. _____________________________     31

         Signatures ____________________________________________________     32

         Exhibit Index _________________________________________________     33

                                     PART I
                           ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)
                                                                      June 30,           December 31,          June 30,
                                                                        1999                 1998                1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks-non-interest bearing                             $  40,170            $  33,924           $  28,869
Federal funds sold                                                          56,640               18,539              31,235
Interest-bearing deposits with banks                                         3,047                7,863              33,096
Available-for-Sale securities, at fair value                               185,233              209,119             152,313
Held-to-Maturity securities, at amortized cost                                   -                5,000               5,001
Loans, net of unearned income                                            1,137,169              992,062             852,241
    Less: Allowance for possible loan losses                                 7,677                7,034               5,856
----------------------------------------------------------------------------------------------------------------------------
    Net loans                                                            1,129,492              985,028             846,385
Premises and equipment, net                                                 66,302               56,964              50,245
Accrued interest receivable and other assets                                32,912               30,082              27,756
Goodwill and organizational costs                                            1,343                1,529               1,646
----------------------------------------------------------------------------------------------------------------------------

    Total assets                                                       $ 1,515,139           $1,348,048          $1,176,546
============================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                    $ 124,642            $ 131,309           $ 103,314
 Interest bearing                                                        1,210,083            1,097,845             960,276
----------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                      1,334,725            1,229,154           1,063,590

Short-term borrowings                                                       50,105                    -               1,056
Notes payable                                                                5,100                    -              26,603
Long-term debt - trust preferred securities                                 31,050               31,050                   -
Accrued interest payable and other liabilities                              14,977               12,639              14,314
----------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                    1,435,957            1,272,843           1,105,563
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                -                    -                   -
  Common stock                                                               8,172                8,150               8,149
  Surplus                                                                   73,138               72,878              72,868
  Common stock warrants                                                        100                  100                 100
  Retained deficit                                                          (1,778)              (5,872)            (10,112)
  Accumulated other comprehensive loss                                        (450)                 (51)                (22)
----------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                              79,182               75,205              70,983
----------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                         $ 1,515,139          $ 1,348,048         $ 1,176,546
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                                 1999            1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                        $23,340        $18,233         $ 45,003         $ 34,600
  Interest bearing deposits with banks                                   50            791              121            1,781
  Federal funds sold                                                    377            445              570            1,259
  Securities                                                          2,347          1,978            4,698            3,707
-----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                            26,114         21,447           50,392           41,347
-----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest on deposits                                              13,216         12,090           25,766           23,604
   Interest on short-term borrowings and notes payable                  566            447              743              829
   Interest on long-term debt - trust preferred securities              734              -            1,469                -
-----------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                          14,516         12,537           27,978           24,433
-----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                  11,598          8,910           22,414           16,914
Provision for possible loan losses                                      933          1,073            1,717            2,340
-----------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses         10,665          7,837           20,697           14,574
-----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Fees on mortgage loans sold                                           919          1,388            2,217            2,579
  Service charges on deposit accounts                                   347            243              681              454
  Trust fees                                                            250            202              475              368
  Gain on sale of premium finance receivables                           263              -              263                -
  Other                                                                 339            156              790              271
-----------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                         2,118          1,989            4,426            3,672
-----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                      5,193          5,510           10,272            9,788
  Occupancy, net                                                        669            604            1,345            1,176
  Equipment expense                                                     702            531            1,330            1,026
  Data processing                                                       511            396              993              794
  Advertising and marketing                                             363            349              732              756
  Professional fees                                                     276            316              586              642
  Other                                                               1,814          1,761            3,806            3,217
-----------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                        9,528          9,467           19,064           17,399
-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                            3,255            359            6,059              847
Income tax expense (benefit)                                            995           (604)           1,965           (1,158)
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                          $ 2,260         $  963          $ 4,094          $ 2,005
=============================================================================================================================
NET INCOME PER COMMON SHARE = BASIC                                  $ 0.28         $ 0.12           $ 0.50           $ 0.25
=============================================================================================================================
NET INCOME PER COMMON SHARE = DILUTED                                $ 0.27         $ 0.11           $ 0.48           $ 0.24
=============================================================================================================================

Weighted average common shares outstanding                            8,169          8,143            8,162            8,135
Dilutive potential common shares                                        335            368              330              344
-----------------------------------------------------------------------------------------------------------------------------
Average common shares and dilutive common shares                      8,504          8,511            8,492            8,479
=============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

                                                                                                        Accumulated
                                                                                                            other
                                              Compre-                              Common     Retained     compre-        Total
                                              hensive     Common                   stock      earnings     hensive    shareholders'
                                              income       stock      Surplus     warrants    (deficit)  income (loss)   equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                $ 8,118    $ 72,646        $ 100    $(12,117)        $ 43      $ 68,790

Comprehensive Income:
Net income                                      $ 2,005           -           -            -       2,005            -         2,005
Other Comprehensive Income, net of tax:
   Unrealized losses on securities, net of
    reclassification adjustment                     (65)          -           -            -           -          (65)          (65)
                                            ------------
Comprehensive Income                            $ 1,940
                                            ------------

Common stock issued upon exercise
   of stock options                                              31         222            -           -            -           253

--------------------------------------------            ----------------------------------------------------------------------------
Balance at June 30, 1998                                    $ 8,149    $ 72,868        $ 100    $(10,112)       $ (22)     $ 70,983
============================================            ============================================================================


Balance at December 31, 1998                                $ 8,150    $ 72,878        $ 100    $ (5,872)       $ (51)     $ 75,205

Comprehensive Income:
Net income                                      $ 4,094           -           -            -       4,094            -         4,094
Other Comprehensive Income, net of tax:
   Unrealized losses on securities, net of
    reclassification adjustment                    (399)          -           -            -           -         (399)         (399)
                                            ------------
Comprehensive Income                            $ 3,695
                                            ------------

Common stock issued upon exercise
   of stock options                                              17          194           -           -            -           211

Common stock issued through
   employee stock purchase plan                                   5           66           -           -            -            71

--------------------------------------------            ----------------------------------------------------------------------------
Balance at June 30, 1999                                    $ 8,172      $73,138       $ 100    $ (1,778)      $ (450)     $ 79,182
============================================            ============================================================================

                                                                                 Six Months Ended June 30,
                                                                                    1999        1998
Disclosure of reclassification amount:
Unrealized holding losses arising during the period                                   $ (399)      $ (65)
Less: Reclassification adjustment for gains or losses included in net income               -           -
                                                                                -------------------------
Unrealized losses on securities                                                       $ (399)      $ (65)
                                                                                -------------------------


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                                                           Six Months Ended
                                                                                                June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                                       1999                1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                               $ 4,094             $ 2,005
  Adjustments to reconcile net income to net cash
        used for, or provided by, operating activities:
    Provision for possible loan losses                                                       1,717               2,340
    Depreciation and amortization                                                            1,887               1,270
    Deferred income tax benefit                                                             (1,030)             (1,158)
    Net accretion/amortization of securities                                                  (489)               (145)
    Originations of mortgage loans held for sale                                          (163,430)           (175,930)
    Proceeds from sales of mortgage loans held for sale                                    169,915             173,545
    Gain on sale of premium finance receivables                                               (263)                  -
    Increase in other assets, net                                                           (1,665)            (11,772)
    Increase in other liabilities, net                                                       2,338               3,300
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                        13,074              (6,545)
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                                240,762             285,228
  Proceeds from maturities of Held-to-Maturity securities                                    5,000                   -
  Purchases of Available-for-Sale securities                                              (217,012)           (335,462)
  Proceeds from sale of premium finance receivables                                         20,343                   -
  Net decrease in interest-bearing deposits with banks                                       4,816              52,004
  Net increase in loans                                                                   (172,746)           (138,825)
  Purchases of premises and equipment, net                                                 (10,948)             (7,196)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                    (129,785)           (144,251)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                             105,571             145,889
  Increase (decrease) in short-term borrowings, net                                         50,105             (34,437)
  Proceeds from notes payable                                                                5,100               6,201
  Common stock issued upon exercise of stock options                                           211                 253
  Common stock issued through employee stock purchase plan                                      71                   -
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  161,058             117,906
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        44,347             (32,890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              52,463              92,994
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $96,810            $ 60,104
=======================================================================================================================

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

Wintrust is a financial services holding company currently engaged in the business of providing community banking services through its banking subsidiaries to customers in the Chicago metropolitan area and financing for the payment of commercial insurance premiums ("premium finance receivables"), on a national basis, through its subsidiary, First Insurance Funding Corporation ("FIFC"). As of June 30, 1999, Wintrust had six wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. On September 30, 1998, Wintrust began operating a wholly-owned trust and investment subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"), which currently provides trust and investment services at four of the Wintrust banks. Previously, the Company provided trust services through the trust department of Lake Forest Bank.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. Operating results for the three and six-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.


(2) Cash and Cash Equivalents
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks and federal funds sold which have an original maturity of 90 days or less.

(3) Earnings Per Share
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                                   For the Three Months              For the Six Months
                                                                      Ended June 30,                    Ended June 30,

                                                               1999               1998              1999             1998
                                                          ----------------   ---------------   ----------------  --------------

Net income                               (A)                    $ 2,260           $  963            $ 4,094         $ 2,005
                                                         ================   ===============   ================  ==============

Average common shares outstanding        (B)                      8,169            8,143              8,162           8,135
Effect of dilutive common shares                                    335              368                330             344
                                                          ----------------   ---------------   ----------------  --------------

Weighted average common shares and
   effect of dilutive common shares      (C)                      8,504            8,511              8,492           8,479
                                                          ================   ===============   ================  ==============

Net income per average
   common share - Basic                 (A/B)                   $  0.28           $ 0.12             $ 0.50          $ 0.25
                                                          ================   ===============   ================  ==============

Net income per average
   common share - Diluted               (A/C)                   $  0.27           $ 0.11             $ 0.48          $ 0.24
                                                          ================   ===============   ================  ==============

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

The following is a summary of certain operating information for reportable segments for the three and six- month periods ended June 30, 1999 and 1998 (in thousands):


                                                     For the Three Months                           For the Six Months
                                                        Ended June 30,                                Ended June 30,
                                                  1999                  1998                    1999                 1998
                                             ----------------      ----------------        ----------------     ----------------
NET INTEREST INCOME:
Banking                                            $  10,965             $   8,384               $  21,021            $  15,708
Premium Finance                                        2,921                 2,239                   6,053                4,422
Indirect Auto                                          2,033                 1,270                   3,897                2,392
Trust                                                    124                    67                     232                  133
Inter-segment eliminations                           (3,678)               (2,646)                 (7,287)              (4,977)
Other                                                  (767)                 (404)                 (1,502)                (764)
                                             ----------------      ----------------        ----------------     ----------------
   Total                                           $  11,598             $   8,910               $  22,414            $  16,914
                                             ================      ================        ================     ================

NON-INTEREST INCOME:
Banking                                            $   1,761             $   1,878                $  3,901             $  3,471
Premium Finance                                          263                     -                     263                    -
Indirect Auto                                              -                     1                       -                    2
Trust                                                    250                   202                     475                  368
Inter-segment eliminations                             (156)                  (92)                   (213)                (169)
                                             ----------------      ----------------        ----------------     ----------------
   Total                                           $   2,118             $   1,989                $  4,426             $  3,672
                                             ================      ================        ================     ================

SEGMENT PROFIT (LOSS):
Banking                                            $   2,527             $   1,206                $  4,888             $  1,727
Premium Finance                                          939                   396                   1,883                  787
Indirect Auto                                            738                   400                   1,409                  739
Trust                                                  (180)                    46                   (412)                  124
Inter-segment eliminations                           (1,054)                  (56)                 (2,260)                 (16)
Other                                                  (710)               (1,029)                 (1,414)              (1,356)
                                             ----------------      ----------------        ----------------     ----------------
   Total                                           $   2,260              $    963                $  4,094             $  2,005
                                             ================      ================        ================     ================

SEGMENT ASSETS:
Banking                                           $1,540,944            $1,195,539
Premium Finance                                      280,019               216,658
Indirect Auto                                        254,608               173,253
Trust                                                  2,417                   411
Inter-segment eliminations                         (567,412)             (413,557)
Other                                                  4,563                 4,242
                                             ----------------      ----------------
   Total                                          $1,515,139            $1,176,546
                                             ================      ================

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 1999, compared with December 31, 1998, and June 30, 1998, and the results of operations for the three and six-month periods ended June 30, 1999 and 1998 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Crystal Lake Bank, since moving into its permanent location in downtown Crystal Lake in September 1998, opened a new drive-thru facility in March 1999, and is planning to open a new full-service branch facility in south Crystal Lake in September 1999. In April and May 1998, North Shore Bank opened new branch facilities in Wilmette and Glencoe, Illinois, respectively, and is planning to open a new branch facility in September 1999 in Skokie, Illinois. In October 1998, the Libertyville Bank opened a new branch facility that is located in south Libertyville, which is near Vernon Hills, Illinois. In December 1998, the Lake Forest Bank opened a new branch in the newly constructed, upscale senior housing development known as Lake Forest Place. Also in late 1998, Hinsdale Bank's Western Springs operation moved into its new, permanent full-service facility. Expenses related to these new banking operations and the start-up of WAMC predominantly impact only the 1999 operating results presented in this discussion and analysis.

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended June 30, 1999 totaled $2.3 million, an increase of $1.3 million, or 135%, over the second quarter of 1998. Net income per common share, on a diluted basis, totaled $0.27 per share for the second quarter of 1999, compared to $0.11 per share for the second quarter of 1998, an increase of $0.16 per share, or 145%. Excluding the impact of the prior year non-recurring $1.0 million pre-tax charge related to severance amounts due to the former Chairman and Chief Executive Officer and certain related legal fees, net income for the second quarter of 1999 increased $684,000, or 43%, and $0.08 per diluted common share.

For the six months ended June 30, 1999, net income totaled $4.1 million, or $0.48 per diluted common share, an increase of $2.1 million, or 104%, and $0.24 per diluted share, when compared to the same period in 1998. Exclusive of the prior year non-recurring charge mentioned above, net income increased $1.5 million, or 56%, and $0.17 per diluted common share, when compared to the same period in 1998.

A significant factor that contributed to the prior year net income was the recognition of income tax benefits from the realization of previously unvalued tax loss benefits. Due to the prior year recognition of tax benefits, the Company's true growth in profitability over the past year has been masked. Therefore, a comparison of pre-tax operating income is more representative of the Company's improvement in operating results. On a pre-tax basis, operating income totaled $3.3 million for the second quarter of 1999, an increase of $1.9 million, or

140%, over the prior year quarter, exclusive of the prior year non-recurring charge. For the first six months of 1999, operating income totaled $6.1 million and increased $4.2 million, or 228%, over the prior year period, exclusive of the prior year non-recurring charge. This significant improvement in operating results has primarily been the result of enhanced performance of the Company's more established subsidiaries.

NET INTEREST INCOME

The following tables present a summary of Wintrust's net interest income and related net interest margin for the three and six months ended June 30, 1999 and 1998, calculated on a tax equivalent basis (dollars in thousands):

                                                      For the Quarter Ended                       For the Quarter Ended
                                                          June 30, 1999                               June 30, 1998
                                             -----------------------------------------    ---------------------------------------
                                                  Average      Interest       Rate            Average       Interest      Rate
                                             ---------------- ------------- ----------    --------------- ------------- ---------
Liquidity management assets (1) (2)            $   213,506      $  2,776       5.22%        $  227,532      $  3,214       5.67%
Loans, net of unearned income (2)                1,108,933        23,390       8.46            811,016        18,255       9.03
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                          1,322,439        26,166       7.94%         1,038,548        21,469       8.29%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                        1,150,344        13,216       4.61%           924,902        12,090       5.24%
Short-term borrowings and notes payable             55,400           566       4.10             27,865           447       6.43
Long-term debt - trust preferred securities         31,050           734       9.46                 -             -          -
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities            1,236,794        14,516       4.71%           952,767        12,537       5.28%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Tax equivalent net interest income                              $ 11,650                                     $ 8,932
                                                              =============                               =============
Net interest margin                                                            3.53%                                       3.45%
                                                                            ==========                                  =========


                                                     For the Six Months Ended                    For the Six Months Ended
                                                          June 30, 1999                               June 30, 1998
                                             -----------------------------------------    ---------------------------------------
                                                  Average      Interest       Rate            Average       Interest      Rate
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)            $   207,772      $  5,394       5.24%        $  240,053       $ 6,747       5.67%
Loans, net of unearned income (2)                1,068,225        45,090       8.51            770,256        34,643       9.07
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                          1,275,997        50,484       7.98%         1,010,309        41,390       8.26%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                        1,122,122        25,766       4.63%           901,277        23,604       5.28%
Short-term borrowings and notes payable             36,340           743       4.12             25,067           829       6.67
Long-term debt - trust preferred securities         31,050         1,469       9.46                 -             -          -
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities            1,189,512        27,978       4.74%           926,344        24,433       5.32%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Tax equivalent net interest income                              $ 22,506                                    $ 16,957
                                                              =============                               =============
Net interest margin                                                            3.56%                                       3.38%
                                                                            ==========                                  =========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks and federal funds sold.

(2) Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34%. This total adjustment is $52,000 and $22,000 for the quarters ended June 30, 1999 and 1998, respectively, and $92,000 and $43,000 for the six-month periods ended June 30, 1999 and 1998, respectively.

Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits, borrowings and long-term debt. The related net interest margin represents the net interest income on a tax equivalent basis as a percentage of average earning assets during the period.

Tax equivalent net interest income for the quarter ended June 30, 1999 totaled $11.6 million, an increase of $2.7 million, or 30%, as compared to the $8.9 million recorded in the same quarter of 1998. This increase was mainly the result of loan growth coupled with a decline in overall funding cost rates. Tax equivalent interest and fees on loans for the quarter ended June 30, 1999 totaled $23.4 million, an increase of $5.1 million, or 28%, over the prior year quarterly total of $18.3 million. This growth was predominantly due to a $298 million, or 37%, increase in average total loans.

For the second quarter of 1999, the net interest margin was 3.53% and improved 8 basis points over the margin of 3.45% in the prior year quarter. The core net interest margin, which excludes the net impact of the 9.00% Cumulative Trust Preferred Securities offering and certain discretionary investment leveraging transactions, was 3.62% for the second quarter of 1999, an increase of 17 basis points over the core net interest margin of 3.45% for the second quarter of 1998. The improved margin was mostly the result of lower rates paid on interest-bearing deposits and a higher proportion of average loans to total average earning assets. The rate paid on interest-bearing deposits averaged 4.61% for the second quarter of 1999 versus 5.24% for the same quarter in 1998, a decline of 63 basis points. This decline was caused by a general market decline in rates coupled with management's decision to be less aggressive on its deposit pricing at the more mature banks. The rate paid on short-term borrowings and notes payable declined to 4.10% in the second quarter of 1999 as compared to 6.43% in the same quarter of 1998. A change in composition of this category coupled with a general decline in market rates were the primary factors causing this 233 basis point decline. In 1998, most of this category's average balance comprised notes payable under a line of credit agreement with an unaffiliated bank at an interest rate based on 125 basis points over the LIBOR rate. In 1999, this category's average balance was mainly comprised of short-term repurchase agreements, which generally have lower rates when compared to the terms of the line of credit agreement.

Although the second quarter 1999 loan yield declined 57 basis points to 8.46% when compared to the 1998 second quarter yield of 9.03%, the proportion of average loans to average total earning assets increased from 78% in the second quarter of 1998 to 84% in the second quarter of 1999. This improved loan proportion creates a higher net interest margin, as loans earn interest at a higher rate than other earning assets. The loan yield declined when compared to the prior year quarter due mainly to reductions in the prime lending rate during the last half of 1998 and competitive pressures on commercial loan rates. The yield on total earning assets for the second quarter of 1999 was 7.94% as compared to 8.29% in 1998; the decline of 35 basis points due to lower yields on both loans and liquidity management assets, offset somewhat by the higher proportion of average total loans.

For the first six months of 1999, tax equivalent net interest income totaled $22.5 million and increased $5.5 million, or 33%, over the $17.0 million recorded in the same period of 1998. This increase was also mainly due to a combination of loan growth and lower funding cost rates. Interest and fees on loans, on a tax equivalent basis, totaled $45.1 million for the first six months of 1999, and increased $10.4 million, or 30%, over the same period of 1998. Average loans for the first six months of 1999 grew $298 million, or 39%, over the average for the first six months of 1998. The net interest margin for the first six months of 1999 was 3.56%, an increase of 18 basis points when compared to the same period in 1998. The core net interest margin was 3.65% for the first six months of 1999 and increased 27 basis points over the prior year period. Consistent with the second quarter margin improvement as noted earlier, the year-to-date margin increase was mainly the result of loan growth and a decline in funding cost rates. The year-to-date loan yield declined 56 basis points to 8.51%, which was more than offset by a 65 basis point decline in the interest-bearing deposits rate to 4.63%.

In early October 1998, the Company completed its 9.00% Cumulative Trust Preferred Securities offering totaling $31.05 million, which is reflected as long-term debt in the above table. The effective rate of 9.46% is higher than the 9.00% coupon rate of the securities as it reflects the amortization of offering costs, including underwriting fees, legal and professional fees, and other related costs. These securities are considered capital for regulatory purposes and the interest is deductible for tax purposes. The proceeds from this offering have provided for, and will continue to provide for, the Company's growth and expansion.

The following table presents a reconciliation of Wintrust's tax equivalent net interest income, calculated on a tax equivalent basis, for the three and six-month periods between June 30, 1998 and June 30, 1999. The reconciliation sets forth the change in the tax equivalent net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                Three Month     Six Month
                                                                                   Period          Period
                                                                                   ------          ------

Tax equivalent net interest income for the period ended June 30, 1998....          $  8,932      $ 16,957
    Change due to average earning assets fluctuations (volume)...........             2,442         4,453
    Change due to interest rate fluctuations (rate)......................               207           902
    Change due to rate/volume fluctuations (mix).........................                69           194
                                                                                  ------------  ------------
Tax equivalent net interest income for the period ended June 30, 1999...           $ 11,650      $ 22,506
                                                                                  ============  ============

NON-INTEREST INCOME

For the second quarter of 1999, non-interest income totaled $2.1 million and increased $129,000, or 6%, over the prior year quarter. For the first six months of 1999, non-interest income totaled $4.4 million and increased $754,000, or 21%, when compared to the same period in 1998. These increases were mainly the result of gains from the sale of premium finance receivables, increased trust fees, higher levels of deposit service charges and and income from call option transactions related to certain securities held by the Company. Partially offsetting these increases was a second quarter 1999 decline in fees from the sale of mortgage loans, as further explained below. The following table presents non-interest income by category (in thousands):

                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                 June 30,
                                                       -----------------------------------      ----------------------------------
                                                             1999               1998                 1999                1998
                                                       -----------------   ----------------     ----------------    ---------------
Fees on mortgage loans sold                                    $  919            $ 1,388              $ 2,217            $ 2,579
Service charges on deposit accounts                               347                243                  681                454
Trust fees                                                        250                202                  475                368
Gain on sale of premium finance receivables                       263                -                    263                -
Securities gains, net                                             -                  -                    -                  -
Other income                                                      339                156                  790                271
                                                       -----------------   ----------------     ----------------    ---------------
     Total non-interest income                                $ 2,118            $ 1,989              $ 4,426            $ 3,672
                                                       =================   ================     ================    ===============

Fees on mortgage loans sold includes income from originating and selling residential real estate loans into the secondary market, the majority of which are sold without retaining servicing rights. For the quarter ended June 30, 1999, these fees totaled $919,000 and declined $469,000, or 34%, from the 1998 quarterly total. For the first six months of 1999, fees on mortgage loans sold totaled $2.2 million and declined $362,000, or 14%, when compared to the same period in 1998. These declines were due to lower mortgage volumes and related refinancing activity in the second quarter of 1999 caused by the recent increases in mortgage interest rates. Accordingly, future fee income on mortgage loans sold is not expected to be at the levels that were experienced in the last half of 1998.

During the second quarter of 1999, approximately $20.3 million of premium finance receivables were sold to an unrelated third party and resulted in the recognition of a $263,000 gain. It is possible that similar future sales of premium finance receivables may occur depending on the level of new volume growth in relation to the desired capacity within the Wintrust bank loan portfolios.

Service charges on deposit accounts totaled $347,000 for the second quarter of 1999 and increased $104,000 when compared to the 1998 quarter. For the first six months of 1999, deposit service charges totaled $681,000 and increased $227,000 when compared to the same period of 1998. These increases were due to a higher deposit base and a larger number of accounts at both the more mature banks and the newer de novo banks. The majority of deposit service charges relate to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees totaled $250,000 for the second quarter of 1999, a $48,000, or 24%, increase over the same quarter of 1998. For the first six months of 1999, trust fees totaled $475,000 and increased $107,000, or 29%, over the same period of 1998. These increases were mainly the result of new business development efforts generated from a larger staff of experienced trust officers. The Company is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. However, as the introduction of expanded trust and investment services continues to unfold, it is expected that overhead levels will be high when compared to the initial fee income that is generated. It is anticipated that trust fees will eventually increase to a level sufficient to absorb this overhead within a few years. For further discussion of the start-up of WAMC and the expansion of trust and investment services, please refer to the previous Overview and Strategy section.

During 1999, the Company recognized premium income from certain call option transactions totaling $63,000 and $236,000 for the three and six-month periods ended June 30, 1999, respectively. These transactions were designed to utilize excess capital at certain banks, increase the total return associated with holding certain securities as earning assets, and yield additional fee income. This income is included in the category of other non-interest income in the Consolidated Statements of Income, and was a significant factor for the increases in this category when compared to the prior year periods. Other non-interest income for the three and six-month periods ended June 30, 1999 also included $77,000 and $107,000, respectively, of rental income from equipment leased through the Medical and Municipal Funding division of the Lake Forest Bank.

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 1999 totaled $9.5 million and increased $1.1 million, or 13%, from the second quarter 1998 total of $8.5 million, excluding the previously mentioned non-recurring $1.0 million charge recorded in 1998. For the first six months of 1999, non-interest expense totaled $19.1 million and increased $2.7 million, or 16%, when compared to the prior year period and excluding the non-recurring charge. The continued growth and expansion of the de novo banks and the development of the new trust and investment subsidiary were the primary causes for this increase. Since June 30, 1998, total deposits have grown 25% and total loan balances have risen 33%, requiring higher levels of staffing and other costs to both attract and service the larger customer base. The following table presents non-interest expense by category (in thousands):

                                                                Three Months                               Six Months
                                                               Ended June 30,                            Ended June 30,
                                                    ------------------------------------       -----------------------------------
                                                           1999               1998                   1999               1998
                                                    -------------------  ----------------      -----------------  -----------------
    Salaries and employee benefits                           $ 5,193           $ 5,510               $ 10,272           $  9,788
    Occupancy, net                                               669               604                  1,345              1,176
    Equipment expense                                            702               531                  1,330              1,026
    Data processing                                              511               396                    993                794
    Advertising and marketing                                    363               349                    732                756
    Professional fees                                            276               316                    586                642
    Other                                                      1,814             1,761                  3,806              3,217
                                                    -------------------  ----------------      -----------------  -----------------
         Total non-interest expense                          $ 9,528           $ 9,467               $ 19,064           $ 17,399
                                                    ===================  ================      =================  =================

Salaries and employee benefits expense for the second quarter of 1999 totaled $5.2 million, a decline of $317,000, or 6%, from same quarter of 1998. For the first six months of 1999, salaries and employee benefits totaled $10.3 million and increased $484,000, or 5%, when compared to the 1998 period. Approximately $900,000 of the $1.0 million non-recurring charge recorded in the second quarter of 1998 related to a severance accrual and, excluding this charge, the quarterly and year-to-date increases over the 1998 periods would have been $583,000, or 13%, and $1.4 million, or 16%, respectively. These increases were primarily due to growth in the Company and the hiring of experienced trust professionals for the new WAMC subsidiary. As a percent of average total assets, on an annualized basis, salaries and employee benefits were 1.48% for the first six months of 1999, an improvement from 1.62% in the same period of 1998, excluding the non-recurring charge.

For the second quarter of 1999, occupancy costs, equipment expense and data processing increased $65,000 (11%), $171,000 (32%) and $115,000 (29%), respectively, over the second quarter 1998 totals. For the first six months of 1999, the respective increases were $169,000 (14%), $304,000 (30%) and $199,000
(25%). These increases were due mainly to the opening of new facilities, as discussed in the Overview and Strategy section, and the general growth of the Company's customer base.

Other non-interest expense for the first six months of 1999 totaled $3.8 million and increased $589,000, or 18%, due mainly to the opening of several new banking facilities combined with the general growth of the Company and its customer base, including the related higher levels of loan and deposit activities. This category of expense includes the amortization of organizational costs and intangible assets, loan expenses, correspondent bank service charges, postage, insurance, stationary and supplies and other sundry expenses. This category's year-to-date 1999 total included approximately $200,000 of previously unamortized deferred organizational costs, which were expensed in the first quarter of 1999 in connection with the required adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". This new accounting principle, which became effective as of January 1, 1999, required companies to write-off previously capitalized start-up costs and expense future start-up costs as incurred. In the first six months of 1998, approximately $44,000 was expensed for the normal amortization of deferred organizational costs.

Despite this growth and the related increases in many of the non-interest expense categories, Wintrust's ratio of non-interest expense to total average assets declined from 2.97% for the first six months of 1998, exclusive of the previously mentioned non-recurring charge, to 2.74% for the first six months of 1999, and is favorable to the Company's most recent peer group ratio.


INCOME TAXES

The Company recorded income tax expense of $995,000 for the three months ended June 30, 1999 versus the realization of $604,000 in income tax benefits for the same period of 1998. For the first six months of 1999, approximately $2.0 million of income tax expense was recorded versus approximately $1.2 million of income tax benefits in the prior year period. Prior to the September 1, 1996 merger transaction that formed Wintrust, each of the merging companies, except Lake Forest Bank, had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits become available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefits recorded in the 1998 periods reflected management's determination that certain of the subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur. The income tax expense recorded in the three and six-month periods of 1999 also included the realization of approximately $225,000 and $300,000, respectively, of remaining income tax benefits. As a result, full recognition of these net operating losses, for financial accounting purposes, has been completed.


OPERATING SEGMENT RESULTS

As shown in Note 5 to the Unaudited Consolidated Financial Statements, the Company's operations consist of four primary segments: banking, premium finance, indirect auto, and trust. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment. For the second quarter of 1999, the banking segment's net interest income totaled $11.0 million, an increase of $2.6 million, or 31%, as compared to the $8.4 million recorded in the same quarter of 1998. On a year-to-date basis, the banking segment net interest income totaled $21.0 million and increased $5.3 million, or 34%, as compared to the 1998 period. These increases were the direct result of earning asset growth, particularly in the loan portfolio, as earlier discussed in the Net Interest Income section. The banking segment's non-interest income totaled $1.8 million for the second quarter of 1999, a decline of $117,000, or 6%, over second quarter of 1998 due to a drop in fees on mortgage loans sold, which was somewhat offset by higher deposit service charges. On a year-to-date basis, non-interest income totaled $3.9 million and increased $430,000, or 12%, when compared to the prior year period. This increase was due mainly to higher deposit service charges on a larger deposit base and premium income from certain call option transactions, offset by a lower level of fees on mortgage loans sold, as discussed earlier. The banking segment's after-tax profit for the quarter ended June 30, 1999 totaled $2.5 million, an increase of $1.3 million, or 110%, as compared to the prior year quarterly total of $1.2 million. For the first six months of 1999, after-tax operating profit for the banking segment totaled $4.9 million and increased $3.2 million, or 183%, over the same period in 1998. This improved profitability was caused mainly from higher levels of net interest income and non-interest income created from the continued growth and maturation of the more established de novo banks.

Net interest income from the premium finance segment totaled $2.9 million for the quarter ended June 30, 1999, an increase of $682,000, or 30%, over the $2.2 million recorded in the same quarter of 1998. On a year-to-date basis, the premium finance segment net interest income totaled $6.1 million and increased $1.6 million, or 37%, over the same period in 1998. Non-interest income for the six months ended June 30, 1999 totaled $263,000 as a result of a second quarter gain from the sale of premium finance receivables, as mentioned earlier. After-tax profit for the premium finance segment totaled $939,000 and $1.9 million for the three and six-month periods ended June 30, 1999, respectively, and increased $543,000, or 137%, and $1.1 million, or 139%, respectively, over the same periods of 1998. These increases were due mostly to higher levels of premium finance receivables created from new product offerings and targeted marketing programs, the gain of $263,000 from the sale of receivables and the control of servicing costs from enhanced systems capabilities and capacity.

The indirect auto segment recorded $2.0 million of net interest income for the second quarter of 1999, an increase of $763,000, or 60%, as compared to the 1998 quarterly total of $1.3 million. On a year-to-date basis, net interest income totaled $3.9 million and increased $1.5 million, or 63% over the 1998 period. After-tax segment profit totaled $738,000 and $1.4 million for the three and six-month periods ended June 30, 1999, respectively, increases of $338,000, or 85%, and $670,000, or 91%, respectively, when compared to the same periods of 1998. These increases were caused by growth in outstanding indirect auto loans resulting from higher origination volumes from both existing dealers and new dealer relationships.

The trust segment recorded non-interest income of $250,000 for the second quarter of 1999 as compared to $202,000 for the same quarter of 1998, an increase of 48,000, or 24%. For the first six months of 1999, non-interest income for the trust segment totaled $475,000 and increased $107,000, or 29%, over the 1998 total. These increases were the result of new business development efforts by a larger staff of experienced trust professionals that were hired in connection with the start-up of WAMC. The trust segment after-tax loss totaled $180,000 and $412,000 for the three and six-month periods ended June 30, 1999, respectively, as compared to after-tax profit totals of $46,000 and $124,000 for the same periods of 1998, respectively. The profit in the 1998 periods relate to operations of the Lake Forest Bank trust department and, accordingly, certain expenses of the bank were allocated as indirect costs to the trust segment. The segment losses for the periods in 1999 were caused by the start-up of WAMC and the related salary and employee benefit costs of hiring experienced trust professionals. As more fully discussed in the Overview and Strategy section of this analysis, management expects a start-up phase for the trust segment of a few years before its operations become profitable.

FINANCIAL CONDITION

Total assets were $1.52 billion at June 30, 1999, an increase of $339 million, or 29%, over the $1.18 billion a year earlier, and $167 million, or 12%, over the $1.35 billion at December 31, 1998. Growth at the newer de novo banks coupled with continued market share growth at the more mature banks were the primary factors for these increases. Total funding liabilities, which include deposits, short-term borrowings and long-term debt, were $1.42 billion at June 30, 1999, and increased $330 million, or 30%, over the prior year, and $161 million, or 13%, since December 31, 1998. These funding increases were primarily utilized to fund growth in the loan portfolio and also to fund certain discretionary investment leveraging transactions.

Interest-Earning Assets

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                               June 30, 1999                 December 31, 1998               June 30, 1998
                                       ------------------------------- ------------------------------ -----------------------------
Loans:                                      Balance         Percent         Balance        Percent        Balance         Percent
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
  Commercial and commercial
      real estate                            $ 420,528          30%          $ 366,229        30%          $ 295,149        27%
  Premium finance, net                         216,209          16             178,138        14             167,783        16
  Indirect auto, net                           243,804          18             209,983        17             166,461        15
  Home equity                                  118,436           8             111,537         9             116,676        11
  Residential real estate                       99,987           7              91,525         7              71,648         7
  Installment and other                         38,205           3              34,650         3              34,524         3
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
Total loans, net of
     unearned income                         1,137,169          82             992,062        80             852,241        79
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
Securities and money
    market investments                         244,920          18             240,521        20             221,645        21
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------

Total earning assets                       $ 1,382,089         100%        $ 1,232,583       100%        $ 1,073,886       100%
                                       ================== ============ ================== =========== =================  ==========

Earning assets as of June 30, 1999 increased $308 million, or 29%, over the balance a year earlier, and $150 million, or 12%, over the balance at the end of 1998. The ratio of earning assets as a percent of total assets remained consistent at 91% as of each reporting period date shown in the above table.

Total net loans were $1.14 billion at June 30, 1999, an increase of $145 million, or 15%, since the December 31, 1998 balance, and an increase of $285 million, or 33%, since June 30, 1998. Solid loan growth in the core commercial loan portfolio and the specialty premium finance and indirect auto segment portfolios were the main factors for these increases. Due to this growth, total net loans comprised 82% of total earning assets at June 30, 1999 as compared to 80% at the end of 1998 and 79% a year earlier. The loan-to-deposit ratio also increased to 85.2% as of June 30, 1999 as compared to 80.7% at the end of 1998 and 80.1% a year ago.

Commercial and commercial real estate loans, the largest loan category, comprised 37% of total loans as of June 30, 1999 and has increased $125.4 million, or 42%, since June 30, 1998 and $54.3 million, or 15%, since the end of 1998. The strong growth experienced over the past year has resulted mainly from the low interest rate environment, a healthy economy and the hiring of additional experienced lending officers.

Net indirect auto loans comprised 21% of total net loans as of June 30, 1999 and increased $77.3 million, or 46%, over a year ago, and $33.8 million, or 16%, over the end of 1998. These increases were primarily the result of business development efforts that added new dealers to the established network of metropolitan Chicago auto dealer relationships. The Company utilizes credit underwriting routines that management believes results in a high quality new and used auto loan portfolio. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

Net premium finance receivables totaled $216.2 million at June 30, 1999 and comprised 19% of the total loan portfolio. This total balance increased $48.4 million, or 29%, since June 30, 1998 and $38.1 million, or 21%, since the end of 1998. This growth was primarily the result of increased market penetration from new product offerings and targeted marketing programs. Over the past few years, all premium finance receivables originated by FIFC were being sold to the Banks and consequently remained an asset of the Company. During the second quarter of 1999, and as a result of continued solid growth, approximately $20.3 million of premium finance receivables was sold to an unrelated third party at a gain of $263,000. In July 1999, FIFC signed a program agreement with Dallas-based Premium Finance Holdings (PFH) to purchase premium finance receivables originated by PFH, which is anticipated to add an estimated $150 million to $200 million in annual volume to FIFC's existing business. With this anticipated growth, it is possible the Company may continue to sell a portion of new volume to unrelated third parties depending on the relationship of growth to the desired capacity within the Wintrust bank loan portfolios. All premium finance receivables, however financed, are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers.

The total of home equity loans has remained relatively constant when compared to the balances at both June 30, 1998 and December 31, 1998, despite the large volume of home equity loans that have been refinanced into first mortgage loans over the past year as a result of low mortgage loan interest rates. Unused commitments on home equity lines of credit have increased $35.0 million, or 25%, over the balance at June 30, 1998 and totaled $177.6 million at June 30, 1999.

Residential real estate loans totaled $100.0 million as of June 30, 1999 and increased $28.3 million, or 40%, over a year ago and $8.5 million, or 9%, since December 31, 1998. Mortgage loans held for sale are included in this category and totaled $11.5 million as of June 30, 1999, $18.0 million as of December 31, 1998 and $11.9 million as of June 30, 1998. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the Non-interest Income section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and comprise mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category has been due mainly to the low mortgage interest rate environment experienced over the past year and related high levels of refinancing activity.

Securities and money market investments (i.e. federal funds sold and interest-bearing deposits with banks) totaled $244.9 million at June 30, 1999, an increase of $23.3 million, or 11%, since June 30, 1998 and $4.4 million, or 2%, since December 31, 1998. These increases were caused mostly by a higher level of federal funds sold due, in part, to continued deposit growth and proceeds from the sale of premium finance receivables. The Company maintained no trading account securities at June 30, 1999 or as of any of the other previous reporting dates.

The balances of securities and money market investments fluctuate frequently based upon deposit inflows, loan demand and proceeds from loan sales. As a result of anticipated significant growth in the development of de novo banks, it has been Wintrust's policy to maintain its securities portfolio in short-term, liquid, and diversified high credit quality securities at the Banks in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate.

DEPOSITS

Total deposits at June 30, 1999 were $1.33 billion, an increase of $271 million, or 25%, over the June 30, 1998 total and an increase of $106 million, or 9%, since December 31, 1998. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                      June 30, 1999                    December 31, 1998                    June 30, 1998
                             ---------------------------------  ---------------------------------  --------------------------------
                                                   Percent                            Percent                           Percent
                                 Balance          of Total           Balance         of Total           Balance         of Total
                             -----------------  --------------  ------------------ --------------  ------------------ -------------
  Demand                           $ 124,642             9%           $ 131,309            11%            $ 103,314          10%
  NOW                                139,700            11              114,283             9                95,470           9
  Money market                       232,198            17              227,668            18               190,425          18
  Savings                             73,445             6               70,264             6                64,574           6
  Certificates of deposit            764,740            57              685,630            56               609,807          57
                             -----------------  --------------  ------------------ --------------  ------------------ -------------

               Total             $ 1,334,725           100%         $ 1,229,154           100%          $ 1,063,590         100%
                             =================  ==============  ================== ==============  ================== =============

The percentage mix of deposits as of June 30, 1999 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been the result of newer de novo bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.

SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of June 30, 1999, the Company's short-term borrowings totaled $50.1 million and consisted primarily of short-term repurchase agreements utilized to leverage certain investment transactions within several banks' security portfolios. At June 30, 1999, the Company also had $5.1 million outstanding on its $40 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of June 30, 1998 was $26.6 million, which was subsequently paid-off in October 1998 from the proceeds of the Company's Trust Preferred Securities offering, as more fully explained below. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, possible future acquisitions and for other general corporate matters.

LONG-TERM DEBT - TRUST PREFERRED SECURITIES

At June 30, 1999, long-term debt totaled $31.05 million of 9.00% Cumulative Trust Preferred Securities, which were publicly sold in an offering that was completed on October 9, 1998. The proceeds were used to pay-off the outstanding balance on the revolving credit line, as mentioned above. The Trust Preferred Securities offering has increased the Company's regulatory capital, has provided for the continued growth of its banking and trust franchise, and will continue to provide for growth and possible future acquisitions of other banks or finance related companies. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 4 to the Unaudited Consolidated Financial Statements for further information on these Trust Preferred Securities.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $79.2 million at June 30, 1999 and increased $8.2 million since June 30, 1998 and $4.0 million since the end of 1998. These increases were created mostly from the retention of net income. The annualized return on average equity for the quarter ended June 30, 1999 increased to 11.55% as compared to 8.91% for the prior year period, exclusive of the previously mentioned non-recurring charge.

The following table reflects various consolidated measures of capital at June 30, 1999, December 31, 1998 and June 30, 1998:

                                                                 June 30,             December 31,            June 30,
                                                                   1999                   1998                  1998
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          7.2%                 7.5%                   6.1%
Ending tier 1 capital to risk-based asset ratio                         7.9%                 8.5%                   6.9%
Ending total capital to risk-based asset ratio                          8.9%                 9.7%                   7.5%
Dividend payout ratio                                                   0.0%                 0.0%                   0.0%

The Company's capital ratios as of June 30, 1999 were higher in comparison to the ratios a year earlier as a result of the Trust Preferred Securities offering, as mentioned earlier. The continued asset growth of the Company, coupled with slow capital growth due primarily to expenses associated with the newer de novo banks and the start-up of WAMC, necessitated additional capital to both support the growth and maintain the Company in the "adequately capitalized" category for total risk-based capital. Partially for this reason, the Company issued the Trust Preferred Securities, which qualify as regulatory capital under Federal Reserve guidelines. To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. As of June 30, 1999, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for possible loan losses for the three and six months ended June 30, 1999 and 1998 is shown as follows (dollars in thousands):

                                                              Three Months Ended                           Six Months Ended
                                                                   June 30,                                    June 30,
                                                          1999                  1998                  1999                 1998
                                                   -------------------     ----------------     -----------------     --------------

 Balance at beginning of period                           $  7,518              $ 5,665                $7,034              $ 5,116

 Provision for possible loan losses                            933                1,073                 1,717                2,340

 Charge-offs
  Core banking loans                                           302                  661                   403                1,273
  Indirect automobile loans                                    479                  153                   639                  265
  Premium finance receivables                                   95                  157                   190                  297
                                                   -------------------     ----------------     -----------------     --------------
     Total charge-offs                                         876                  971                 1,232                1,835
                                                   -------------------     ----------------     -----------------     --------------
 Recoveries
  Core banking loans                                             4                   55                    10                  162
  Indirect automobile loans                                     14                    4                    28                   13
  Premium finance receivables                                   84                   30                   120                   60
                                                   -------------------     ----------------     -----------------     --------------
      Total recoveries                                         102                   89                   158                  235
                                                   -------------------     ----------------     -----------------     --------------

  Net charge-offs                                             (774)                (882)               (1,074)              (1,600)
                                                   -------------------     ----------------     -----------------     --------------

  Balance at June 30                                      $  7,677              $ 5,856                $7,677              $ 5,856
                                                   ===================     ================     =================     ==============

  Loans at June 30                                                                                 $1,137,169            $ 852,241
                                                                                                =================     ==============

  Allowance as a percentage of loans                                                                        0.68%              0.69%
                                                                                                =================     ==============

  Annualized net charge-offs as a percentage of average:
        Core banking loans                                                                                  0.12%              0.47%
        Indirect automobile loans                                                                           0.54%              0.34%
        Premium finance receivables                                                                         0.07%              0.32%
                                                                                                -----------------     --------------
            Total loans                                                                                     0.20%              0.42%
                                                                                                =================     ==============
        Annualized provision for
            possible loan losses                                                                           62.55%             68.38%
                                                                                                =================     ==============

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

The provision for possible loan losses totaled $933,000 for the second quarter of 1999, a decline of $140,000 from the $1.1 million recorded a year earlier. For the first six months of 1999, the provision totaled $1.7 million and declined $623,000 from the prior year total. The higher provisions in 1998 were necessary to cover increased loan charge-offs that occurred at one banking office in early 1998. For the first six months of 1999, net charge-offs totaled $1.1 million and were lower than the $1.6 million of net charge-offs recorded in 1998. During the second quarter of 1999, however, indirect automobile loan charge-offs increased by $326,000 when compared to the prior year quarter and totaled $479,000. The increased charge-offs occurred as a result of an in-depth review of all problem credits and the implementation of a more aggressive charge-off policy. As a percentage of average total loans, annualized total net charge-offs for the first six months of 1999 declined to 0.20% versus 0.42% in the prior year period, the decline due to the higher level of prior year charge-offs noted above.

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

                                                           June 30,            March 31,         December 31,          June 30,
                                                             1999                1999                1998                1998
                                                             ----                ----                ----                ----
      Past Due greater than 90 days
           and still accruing:
            Core banking loans                                 $  413              $  335            $   800             $ 1,311
            Indirect automobile loans                             168                 317                274                  45
            Premium finance receivables                         1,243               1,021              1,214                 897
                                                      -------------------  ------------------  -----------------   -----------------
                Total                                           1,824               1,673              2,288               2,253
                                                      -------------------  ------------------  -----------------   -----------------

      Non-accrual loans:
            Core banking loans                                  1,478               1,423              1,487               3,841
            Indirect automobile loans                             307                 195                195                  74
            Premium finance receivables                         1,354               1,439              1,455               1,484
                                                      -------------------  ------------------  -----------------   -----------------
                Total non-accrual loans                         3,139               3,057              3,137               5,399
                                                      -------------------  ------------------  -----------------   -----------------

      Total non-performing loans:
            Core banking loans                                  1,891               1,758              2,287               5,152
            Indirect automobile loans                             475                 512                469                 119
            Premium finance receivables                         2,597               2,460              2,669               2,381
                                                      -------------------  ------------------  -----------------   -----------------
                Total non-performing loans                      4,963               4,730              5,425               7,652
                                                      -------------------  ------------------  -----------------   -----------------

      Other real estate owned                                       -                 590                587                   -
                                                      -------------------  ------------------  -----------------   -----------------

      Total non-performing assets                             $ 4,963             $ 5,320            $ 6,012             $ 7,652
                                                      ===================  ==================  =================   =================

      Total non-performing loans by
        category as a percent of its own
        respective category:
            Core banking loans                                     0.28%               0.28%              0.38%               0.99%
            Indirect automobile loans                              0.19%               0.23%              0.22%               0.07%
            Premium finance receivables                            1.20%               1.17%              1.50%               1.42%
                                                      -------------------  ------------------  -----------------   -----------------
               Total non-performing loans                          0.44%               0.44%              0.55%               0.90%
                                                      -------------------  ------------------  -----------------   -----------------

      Total non-performing assets as a
          percentage of total assets                               0.33%               0.37%              0.45%               0.65%

      Allowance for possible loan losses as
        a percentage of non-performing loans                     154.68%             158.94%            129.66%              76.53%


Non-performing Core Banking Loans and Other Real Estate Owned

Total non-performing loans for the Company's core banking business were $1.9 million, or 0.28%, of the Company's core banking loans as of June 30, 1999, and were equal to the ratio of 0.28% as of March 31, 1999. When comparing the June 30, 1999 total to the balance of $2.3 million, or 0.38%, as of December 31, 1998, total non-performing core loans declined $396,000. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans, of which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively. The other real estate owned property outstanding at March 31, 1999 was sold in the second quarter of 1999 at a small loss.

Non-performing Premium Finance Receivables

Due to the nature of collateral for premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, the level of non-performing premium finance receivables is not necessarily indicative of the loss inherent in the portfolio. In the event of default, the Company has the power to cancel the insurance policy and collect the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium. Management continues to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay-off the outstanding balance and contractual interest due. Non-performing premium finance receivables were $2.6 million, or 1.20%, of total premium finance receivables as of June 30, 1999. Although the ratio is slightly higher than the ratio of 1.17% at March 31, 1999, it compares favorably with the ratios of 1.50% at December 31, 1998 and 1.42% a year earlier. This ratio fluctuates throughout the year due to the nature and timing of canceled account collections from insurance carriers.

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $475,000, or 0.19%, of total indirect automobile loans at June 30, 1999. Although the amount and ratio has remained relatively consistent with the amounts and ratios at March 31, 1999 and December 31, 1998, a higher level of charge-offs occurred in the second quarter of 1999, as explained in the previous Allowance for Possible Loan Losses section. The level of non-performing loans continues to be well below standard industry ratios for this type of loan category.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of June 30, 1999 and December 31, 1998 were approximately $6.1 million and $5.1 million, respectively.


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

During 1997, management began the process of working with its two outside data processors and other software vendors to ensure that the Company is prepared for the Year 2000. Management has been in frequent contact with the outside data providers and has developed the Company's testing strategy and Year 2000 plan with the knowledge and understanding of each of the data providers' plans and timetables. Preliminary testing by the Company of its outside data providers' Year 2000 compliance efforts has already taken place and final testwork was completed during the second quarter of 1999. Additionally, critical in-house hardware and related systems, such as workstations, file servers, the wide area network and all local area networks, have been reviewed, upgraded, if necessary, and tested to be Year 2000 compliant. The completion of upgraded software installations, where previous software versions were not Year 2000 compliant, has been predominantly completed with certain minor software installations to be finalized during the third quarter of 1999. Customer assessments have also been completed and, based on those assessments, no significant potential exposures have been identified.

The Company has finalized and tested its contingency plan and believes the validation of this plan provides significant evidence that the Company is well prepared for the Year 2000 date change. Currently, each of the Company's bank subsidiaries are evaluating their cash needs in relation to possible additional liquidity requirements that may occur during the remainder of 1999 or early in the Year 2000. Management is also reviewing the overall liquidity position of the Company.

The Company is regulated by the Federal Reserve Bank, the Office of the Comptroller of the Currency and the State of Illinois bank regulatory agency, all of which are active in monitoring preparedness planning for systems-related Year 2000 issues. Total estimated Year 2000 compliance costs, incurred and to be incurred, are not expected to exceed $200,000 and, accordingly, are not expected to be material to the Company's financial position or results of operations in any given year. This cost does not include internal salary and employee benefit costs for persons that have responsibilities, or are involved, with the Year 2000 project.

The above estimated dates and costs are based on management's best estimates and include assumptions of future events, including availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that current estimates will be achieved, and actual results could differ significantly from these plans. In the event the Company does experience Year 2000 systems failures or malfunctions and despite the testing preparedness efforts, or if the outside data processors prove not to be Year 2000 compliant, the Company's operations would be disrupted until the systems are restored, and the Company's ability to conduct its business may be adversely impacted in connection with processing customer transactions related to its banking operations. Management anticipates, however, that the contingency plans developed and in place would enable the Company to continue to conduct transactions on a manual basis, if necessary, for a limited period of time until the Year 2000 problems are rectified. In addition, there can be no guarantee that the systems of the Company's outside data providers, of which the Company relies upon, will be timely converted, or that failure to convert would not have a significant adverse impact to the Company.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust and investment services through the Company's new trust subsidiary, WAMC, is expected to be in a start-up phase for approximately the next few years, before becoming profitable.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for possible loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual future loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.
o The extent of the Company's success, and that of its outside data processing providers, software vendors, and customers, in implementing and testing Year 2000 compliant hardware, software and systems, and the effectiveness of appropriate contingency plans being developed.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.

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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. The Company had not previously entered into any such derivative financial instruments until August 1998, when the Company purchased an interest rate cap contract that matures in December 1999 and has a notional principal amount of $100 million. In April 1999, the Company entered into another interest rate cap contract with a $60 million notional principal amount that matures in April 2000. These contracts were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products. During the first half of 1999, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions were designed to utilize excess capital at certain banks and increase the total return associated with holding these securities as earning assets. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

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

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of June 30, 1999.

                                                                       TIME TO MATURITY OR REPRICING
                                                                       -----------------------------

                                                 0-90             91-365              1-5            OVER 5
                                                 DAYS              DAYS               YEARS           YEARS             TOTAL
                                                 ----              ----               -----           -----             -----
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
   Loans, net of unearned income...              $500,842          $272,151           $319,566         $44,610         $ 1,137,169
   Securities...........................          116,911            12,102             51,126           5,094             185,233
   Interest-bearing bank deposits.......            1,883             1,164                  -               -               3,047
   Federal funds sold...................           56,640                 -                  -               -              56,640
   Other................................            3,800                 -                  -         129,250             133,050
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive assets (RSA)            680,076           285,417            370,692         178,954           1,515,139
                                            ===============  ================   ================  ==============   =================

LIABILITIES AND SHAREHOLDERS'
EQUITY:
   NOW..................................          139,700                 -                  -               -             139,700
   Savings and money market.............          292,438                 -                  -          13,205             305,643
   Time deposits........................          408,293           259,414             89,914           7,119             764,740
   Short term borrowings................           50,105                 -                  -               -              50,105
   Notes payable........................            5,100                 -                  -               -               5,100
   Demand deposits & other
      liabilities.........................         14,977                 -                  -         124,642             139,619
   Trust preferred securities........                   -                 -                  -          31,050              31,050
   Shareholders' equity.................                -                 -                  -          79,182              79,182
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive liabilities
         and equity (RSL)...............          910,613           259,414             89,914         255,198           1,515,139
                                            ===============  ================   ================  ==============   =================
Cumulative gap
  (GAP = RSA - RSL)  (1)................       $(230,537)       $ (204,534)           $ 76,244          $    -
                                            ===============  ================   ================  ==============

Cumulative RSA/RSL (1)..................           0.75               0.83               1.06
RSA/Total assets........................           0.45               0.19               0.24
RSL/Total assets (1)....................           0.60               0.17               0.06

GAP/Total assets (1)....................            (15)%             (13)%                5%
GAP/Cumulative RSA (1)..................            (34)%             (21)%                6%
------------------------------------------------------

(1) The gap amount and related ratios do not reflect $160 million notional amount of interest rate caps, as discussed on the following page.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of either the $100 million notional principal amount interest rate cap purchased in August 1998 or the $60 million notional principal amount interest rate cap purchased in April 1999. These interest rate caps were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. The $100 million notional amount interest rate cap contract expires in December 1999 and the $60 million notional amount interest rate cap contract expires in April 2000. Both interest rate caps reprice on a monthly basis.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at June 30, 1999, is as follows:

                                                                                   +200 Basis      -200 Basis
                                                                                     Points          Points
                                                                                     ------          ------
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                               1.3%             0.6%
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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders was held on May 27, 1999.
(c) At the Annual Meeting of Shareholders, the following matter was submitted to a vote of the shareholders:

        (1) The election of eight Class III directors to the Board of Directors to hold office for a three-year term.

Director                           Votes For          Withheld Authority
--------                           ---------          ------------------
Joseph Alaimo                      5,958,687               946,819
Peter D. Crist                     6,036,037               869,469
Kathleen R. Horne                  6,567,466               338,040
John S. Lillard                    6,039,645               865,861
Hollis W. Rademacher               6,040,187               865,319
John N. Schaper                    6,014,251               891,255
John J. Schornack                  6,037,195               868,311
Larry V. Wright                    6,038,681               866,825

ITEM 5: OTHER INFORMATION.

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
------------

         27     Financial Data Schedule.

(b) Reports on Form 8-K.
------------------------

        One Form 8-K report as of April 29, 1999 was filed during the quarter and announced the Company's Board of Directors approval of the Audit Committee's recommendation to change certifying accountants and engage Ernst & Young LLP as independent accountants for the year ending December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: August 11, 1999         /s/ Edward J. Wehmer
                              President & Chief Executive Officer

Date: August 11, 1999         /s/ David A. Dykstra
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)

Date: August 11, 1999         /s/ Todd A. Gustafson
                              Vice President - Finance
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27               Financial Data Schedule