Form 10-Q
period 1999-09-30
WINTRUST FINANCIAL CORP
filed 1999-11-12
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
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

Common Stock - no par value, 8,405,329 shares, as of November 11, 1999.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.  Financial Statements.__________________________________________    1-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations. __________________________________    8-28

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. __   29-31


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ____________________________________________     32

ITEM 2.  Changes in Securities. ________________________________________     32

ITEM 3.  Defaults Upon Senior Securities. ______________________________     32

ITEM 4.  Submission of Matters to a Vote of Security Holders.___________     32

ITEM 5.  Other Information. ____________________________________________     32

ITEM 6.  Exhibits and Reports on Form 8-K. _____________________________     32

         Signatures ____________________________________________________     33

         Exhibit Index _________________________________________________     34

                                     PART I
                           ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)
                                                           September 30,    December 31,    September 30,
                                                               1999             1998            1998
----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks-non-interest bearing                   $  38,391       $  33,924        $  28,048
Federal funds sold                                                59,161          18,539           18,250
Interest-bearing deposits with banks                               3,746           7,863           10,231
Available-for-Sale securities, at fair value                     164,747         209,119          193,037
Held-to-Maturity securities, at amortized cost                         -           5,000            5,000
Loans, net of unearned income                                  1,202,256         992,062          908,276
    Less: Allowance for possible loan losses                       8,200           7,034            6,500
----------------------------------------------------------------------------------------------------------
    Net loans                                                  1,194,056         985,028          901,776
Premises and equipment, net                                       68,257          56,964           53,165
Accrued interest receivable and other assets                      35,213          30,082           32,451
Goodwill and organizational costs                                  1,308           1,529            1,598
----------------------------------------------------------------------------------------------------------

    Total assets                                             $ 1,564,879      $1,348,048       $1,243,556
==========================================================================================================


Liabilities and Shareholders' Equity
Deposits:
 Non-interest bearing                                          $ 125,870       $ 131,309        $ 106,090
 Interest bearing                                              1,262,572       1,097,845        1,017,666
----------------------------------------------------------------------------------------------------------
    Total  deposits                                            1,388,442       1,229,154        1,123,756

Short-term borrowings                                             40,025               -                -
Notes payable                                                      7,350               -            3,203
Long-term debt - trust preferred securities                       31,050          31,050           27,500
Accrued interest payable and other liabilities                    17,158          12,639           15,942
----------------------------------------------------------------------------------------------------------

    Total liabilities                                          1,484,025       1,272,843        1,170,401
----------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                      -               -                -
  Common stock                                                     8,174           8,150            8,150
  Surplus                                                         73,165          72,878           72,878
  Common stock warrants                                              100             100              100
  Retained earnings (deficit)                                        749          (5,872)          (7,958)
  Accumulated other comprehensive loss                            (1,334)            (51)             (15)
----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                    80,854          75,205           73,155
----------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity               $ 1,564,879     $ 1,348,048      $ 1,243,556
==========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                    September 30,
                                                                         1999             1998            1999             1998
=================================================================================================================================
Interest income
  Interest and fees on loans                                            $24,990         $20,045         $ 69,993        $ 54,645
  Interest bearing deposits with banks                                       44             378              165           2,159
  Federal funds sold                                                        504             542            1,074           1,801
  Securities                                                              2,546           1,976            7,244           5,683
---------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                28,084          22,941           78,476          64,288
---------------------------------------------------------------------------------------------------------------------------------

Interest expense
   Interest on deposits                                                  14,401          12,562           40,167          36,166
   Interest on short-term borrowings and notes payable                      727             506            1,470           1,335
   Interest on long-term debt - trust preferred securities                  734               -            2,203               -
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                              15,862          13,068           43,840          37,501
---------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                      12,222           9,873           34,636          26,787
Provision for possible loan losses                                          990             971            2,707           3,311
---------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses             11,232           8,902           31,929          23,476
---------------------------------------------------------------------------------------------------------------------------------

Non-interest income
  Fees on mortgage loans sold                                               533           1,323            2,750           3,902
  Service charges on deposit accounts                                       399             293            1,080             747
  Trust fees                                                                295             210              770             578
  Gain on sale of premium finance receivables                               377               -              640               -
  Net securities gains                                                       15               -               15               -
  Other                                                                     398             183            1,188             454
---------------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                             2,017           2,009            6,443           5,681
---------------------------------------------------------------------------------------------------------------------------------

Non-interest expense
  Salaries and employee benefits                                          4,984           4,565           15,256          14,353
  Occupancy, net                                                            743             589            2,088           1,765
  Equipment expense                                                         796             550            2,126           1,576
  Data processing                                                           551             440            1,544           1,234
  Advertising and marketing                                                 309             358            1,041           1,114
  Professional fees                                                         242             455              828           1,203
  Other                                                                   1,805           1,682            5,611           4,793
---------------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                            9,430           8,639           28,494          26,038
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                3,819           2,272            9,878           3,119
Income tax expense (benefit)                                              1,292             118            3,257          (1,040)
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              $ 2,527         $ 2,154          $ 6,621         $ 4,159
=================================================================================================================================
NET INCOME PER COMMON SHARE - BASIC                                      $ 0.31          $ 0.26           $ 0.81          $ 0.51
=================================================================================================================================
NET INCOME PER COMMON SHARE - DILUTED                                    $ 0.30          $ 0.25           $ 0.78          $ 0.49
=================================================================================================================================

Weighted average common shares outstanding                                8,173           8,150            8,166           8,141
Dilutive potential common shares                                            310             384              322             358
---------------------------------------------------------------------------------------------------------------------------------
Average common shares and dilutive common shares                          8,483           8,534            8,488           8,499
=================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands)

                                                                                                   Accumulated
                                                                                                      other
                                           Compre-                            Common     Retained    compre-      Total
                                           hensive     Common                  stock     earnings    hensive   shareholders'
                                            income      stock     Surplus    warrants   (deficit)  income(loss)   equity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             $ 8,118   $ 72,646       $ 100  $ (12,117)       $ 43     $ 68,790

Comprehensive Income:
Net income                                   $ 4,159           -          -           -      4,159                 -  4,159
Other Comprehensive Income (Loss), net of tax:
   Unrealized losses on securities, net of
    reclassification adjustment                  (58)          -          -           -          -         (58)         (58)
                                          -----------
Comprehensive Income                         $ 4,101
                                          -----------

Common stock issued upon exercise
   of stock options                                           32        232           -           -           -         264

------------------------------------------           -----------------------------------------------------------------------
Balance at September 30, 1998                            $ 8,150   $ 72,878       $ 100   $  (7,958)      $ (15)   $ 73,155
------------------------------------------           -----------------------------------------------------------------------


Balance at December 31, 1998                             $ 8,150   $ 72,878       $ 100   $ (5,872)      $ (51)    $ 75,205

Comprehensive Income:
Net income                                   $ 6,621           -          -           -      6,621           -        6,621
Other Comprehensive Income (Loss), net of tax:
   Unrealized losses on securities, net of
    reclassification adjustment               (1,283)          -          -           -          -      (1,283)      (1,283)
                                          -----------
Comprehensive Income                         $ 5,338
                                          -----------

Common stock issued upon exercise
   of stock options                                           19        221           -           -          -          240

Common stock issued through
   employee stock purchase plan                                5         66           -           -          -           71

------------------------------------------           -----------------------------------------------------------------------
Balance at September 30, 1999                            $ 8,174   $ 73,165       $ 100       $ 749   $ (1,334)    $ 80,854
==========================================           =======================================================================

                                                                         Nine Months Ended September 30,
                                                                               1999        1998
                                                                            -----------------------
Disclosure of reclassification amount:
Unrealized holding losses arising during the period                            $ (2,021)     $ (82)
Less: Reclassification adjustment for gains included in net income                   15          -
Less: Income tax benefit                                                           (753)       (24)
                                                                            -----------------------
Net unrealized losses on securities                                            $ (1,283)     $ (58)
                                                                            =======================


    See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
                                                                            Nine Months Ended
                                                                              September 30,
-----------------------------------------------------------------------------------------------------
                                                                          1999             1998
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                $ 6,621          $ 4,159
  Adjustments to reconcile net income to net cash
        used for, or provided by, operating activities:
    Provision for possible loan losses                                        2,707            3,311
    Depreciation and amortization                                             2,832            2,118
    Deferred income tax benefit                                              (1,822)          (1,040)
    Net accretion/amortization of securities                                   (637)            (230)
    Originations of mortgage loans held for sale                           (202,216)        (255,257)
    Proceeds from sales of mortgage loans held for sale                     212,394          249,212
    Gain on sale of premium finance receivables                                (640)               -
    Gain on sale of Available-for-Sale securities                               (15)               -
    Increase in other assets, net                                            (2,650)         (16,603)
    Increase in other liabilities, net                                        4,519            4,928
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                         21,093           (9,402)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                 345,726          371,922
  Proceeds from maturities of Held-to-Maturity securities                     5,000                -
  Proceeds from sale of Available-for-Sale securities                         8,078                -
  Purchases of Available-for-Sale securities                               (310,814)        (462,794)
  Proceeds from sale of premium finance receivables                          39,873                -
  Net decrease in interest-bearing deposits with banks                        4,117           74,869
  Net increase in loans                                                    (261,145)        (191,527)
  Purchases of premises and equipment, net                                  (13,813)         (10,891)
-----------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                     (182,978)        (218,421)
-----------------------------------------------------------------------------------------------------

Financing Activities:
  Increase in deposit accounts                                              159,288          206,055
  Increase (decrease) in short-term borrowings, net                          40,025          (35,493)
  Proceeds from notes payable                                                 7,350            7,501
  Repayment of notes payable                                                      -          (24,700)
  Proceeds from long-term debt - trust preferred securities                       -           27,500
  Common stock issued upon exercise of stock options                            240              264
  Common stock issued through employee stock purchase plan                       71                -
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   206,974          181,127
-----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         45,089          (46,696)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               52,463           92,994
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $97,552         $ 46,298
=====================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
    ---------------------

The consolidated financial statements of Wintrust Financial Corporation and Subsidiaries ("Wintrust" or "Company") presented herein are unaudited, but in the opinion of management reflect all necessary adjustments of a normal or recurring nature for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements.

Wintrust is a financial services holding company currently engaged in the business of providing community banking services through its banking subsidiaries to customers in the Chicago metropolitan area and financing for the payment of commercial insurance premiums ("premium finance receivables"), on a national basis, through its subsidiary, First Insurance Funding Corporation ("FIFC"). As of September 30, 1999, Wintrust had six wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. On September 30, 1998, Wintrust began operating a wholly-owned trust and investment subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"), which currently provides trust and investment services at four of the Wintrust banks. Previously, the Company provided trust services through the trust department of Lake Forest Bank. On October 26, 1999 (effective October 1, 1999), Hinsdale Bank acquired Tricom, Inc. of Milwaukee ("Tricom"), a national financial and administrative service bureau to the staffing industry.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. Operating results for the three and nine-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.


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

(3) Earnings Per Share
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                                         September 30,                       September 30,
                                                               ---------------------------------------------------------------------
                                                                    1999               1998              1999             1998
                                                               ----------------   ---------------   ----------------  --------------
     Net income                           (A)                        $ 2,527           $ 2,154           $ 6,621          $ 4,159
                                                               ================   ===============   ================  ==============

     Average common shares outstanding    (B)                          8,173             8,150             8,166            8,141
     Effect of dilutive common shares                                    310               384               322              358
                                                               ----------------   ---------------   ----------------  --------------

     Weighted average common shares and
        effect of dilutive common shares  (C)  (C)                     8,483             8,534             8,488            8,499
                                                               ================   ===============   ================  ==============

     Net income per average
        common share - Basic              (A/B)                      $  0.31           $  0.26            $ 0.81           $ 0.51
                                                               ================   ===============   ================  ==============

     Net income per average
        common share - Diluted            (A/C)                      $  0.30           $  0.25            $ 0.78           $ 0.49
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

The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance and indirect auto segments. For purposes of internal segment profitability analysis, management reviews the results of its premium finance and indirect auto segments as if all loans originated and sold to the banking segment were retained within that segment's operations; thereby causing the inter-segment elimination amounts shown in the following table. The following table is a summary of certain operating information for reportable segments for the three and nine-month periods ended September 30, 1999 and 1998 (in thousands):


                                                          For the Three Months                          For the Nine Months
                                                           Ended September 30,                          Ended September 30,
                                                       1999                  1998                    1999                 1998
                                                  ----------------      ----------------        ----------------     ---------------
     NET INTEREST INCOME:
     Banking                                            $  11,552             $   9,085               $  32,573            $ 24,793
     Premium Finance                                        3,117                 2,661                   9,417               7,083
     Indirect Auto                                          2,096                 1,444                   5,993               3,836
     Trust                                                    106                    88                     338                 221
     Inter-segment eliminations                           (3,829)               (2,917)                (11,363)             (7,894)
     Other                                                  (820)                 (488)                 (2,322)             (1,252)
                                                  ================      ================        ================     ===============
        Total                                           $  12,222             $   9,873               $  34,636            $ 26,787
                                                  ================      ================        ================     ===============

     NON-INTEREST INCOME:
     Banking                                            $   1,512             $   1,917               $   5,413            $  5,388
     Premium Finance                                          377                     -                     640                   -
     Indirect Auto                                              1                     -                       1                   2
     Trust                                                    295                   210                     770                 578
     Inter-segment eliminations                             (168)                 (118)                   (381)               (287)
                                                  ================      ================        ================     ===============
        Total                                           $   2,017             $   2,009                $  6,443            $  5,681
                                                  ================      ================        ================     ===============

     SEGMENT PROFIT (LOSS):
     Banking                                            $   2,712             $   1,759                $  7,600            $  3,486
     Premium Finance                                        1,206                   589                   3,240               1,376
     Indirect Auto                                            775                   477                   2,184               1,216
     Trust                                                  (134)                  (43)                   (546)                  81
     Inter-segment eliminations                           (1,294)                 (140)                 (3,705)               (156)
     Other                                                  (738)                 (488)                 (2,152)             (1,844)
                                                  ================      ================        ================     ===============
        Total                                           $   2,527             $   2,154                $  6,621            $  4,159
                                                  ================      ================        ================     ===============

     SEGMENT ASSETS:
     Banking                                           $1,597,087            $1,265,693
     Premium Finance                                      277,022               225,261
     Indirect Auto                                        268,063               196,676
     Trust                                                  2,354                 3,460
     Inter-segment eliminations                         (583,550)             (453,455)
     Other                                                  3,903                 5,921
                                                  ================      ================
        Total                                          $1,564,879            $1,243,556
                                                  ================      ================

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 1999, compared with December 31, 1998, and September 30, 1998, and the results of operations for the three and nine-month periods ended September 30, 1999 and 1998 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

OVERVIEW AND STRATEGY

The Company's operating subsidiaries were organized within the last eight years, with an average life of its six subsidiary banks of approximately four years. Wintrust has grown rapidly during the past few years and its Banks have been among the fastest growing community-oriented de novo banking operations in Illinois and the country. Because of the rapid growth, the historical performance of the Banks and FIFC has been affected by costs associated with growing market share, establishing new de novo banks, opening new branch facilities, and building an experienced management team. The Company's financial performance over the past several years generally reflects improving profitability of the Banks, as they mature, offset by the significant costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability. Similarly, management currently expects a start-up phase for WAMC of a few years before its operations become profitable.

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank began operations in December 1991, October 1993, September 1994, October 1995, December 1996 and December 1997, respectively. Subsequent to those initial dates of operations, each of the Banks, except Barrington Bank, have established additional full-service banking facilities. FIFC began operations in 1990 and is primarily engaged in the business of financing insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. On September 30, 1998, WAMC began operations and offers a full range of trust and investment services at many of the Wintrust banks.

Crystal Lake Bank, since moving into its permanent location in downtown Crystal Lake in September 1998, opened a new drive-thru facility in March 1999 and a new full-service branch facility in south Crystal Lake in September 1999. In April and May 1998, North Shore Bank opened new branch facilities in Wilmette and Glencoe, Illinois, respectively, and in October 1999, opened a new full-service branch facility in Skokie, Illinois. In October 1998, the Libertyville Bank opened a new branch facility that is located in south Libertyville, which is near Vernon Hills, Illinois. In December 1998, the Lake Forest Bank opened a new branch in the newly constructed, upscale senior housing development known as Lake Forest Place. Also in late 1998, Hinsdale Bank's Western Springs operation moved into its new, permanent full-service facility. Expenses related to these new banking operations and the start-up of WAMC predominantly impact only the 1999 operating results presented in this discussion and analysis.

While committed to a continuing growth strategy, management's current focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the Banks, FIFC and WAMC. One aspect of this strategy is to continue to pursue specialized earning asset niches, and to shift the mix of earning assets to higher-yielding loans. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks with significant market share and more established customer bases.

FIFC has been the Company's most significant specialized earning asset niche and is expected to reach $650 million in premium finance receivable volume during 1999. These receivables have been retained within the Banks' loan portfolios as part of the strategy noted above. During the second quarter of 1999, as a result of the continued solid volume growth, FIFC began to sell a portion of new receivables to an unrelated third party. In addition to recognizing gains on the sale of these receivables, the proceeds provided the Company with additional liquidity. It is possible that similar future sales may occur depending on the level of new volume growth in relation to the desired capacity within the Banks' loan portfolios.

The October 1999 acquisition of Tricom is another significant step in the Company's strategy to pursue specialized earning asset niches. Tricom is a ten year old Milwaukee-based company that specializes in providing, on a national basis, short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. On an annual basis, Tricom currently finances and processes payrolls with associated billings in excess of $200 million and generates approximately $7 million in revenues. By virtue of the Company's funding resources, this acquisition will provide Tricom with additional capital necessary to expand its financing services in a national market. Tricom's revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. In addition to expanding the Company's earning asset niches, this acquisition will add to the level of fee-based income and augment its community-based banking revenues.

Other newer specialized earning asset niches include Lake Forest Bank's medical and municipal equipment leasing division, a previously established small business that was acquired in July 1998, and Barrington Bank's newly established program that provides lending and deposit services to condominium, homeowner and community associations. The Company plans to continue pursuing the development or acquisition of other specialty finance businesses that generate assets suitable for bank investment and/or secondary market sales.

With the formation of WAMC, the Company intends to expand the trust and investment management services that have already been provided during the past several years through the trust department of the Lake Forest Bank. With a separately chartered trust subsidiary, the Company is now better able to offer trust and investment management services to all communities served by Wintrust banks, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WAMC can successfully compete for trust business by targeting small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that will be offered by WAMC's experienced trust professionals. During the fourth quarter of 1998, WAMC added experienced trust professionals at North Shore Bank, Hinsdale Bank and Barrington Bank. As in the past, a full complement of trust professionals continue to operate from offices at the Lake Forest Bank. Prospective trust and investment customers at Libertyville Bank and Crystal Lake Bank are currently being served on an appointment basis, as the need arises. Services offered by WAMC typically will include traditional trust products and services, as well as investment management, financial planning and 401(k) management services.

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


RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended September 30, 1999 totaled $2.5 million, an increase of $373,000, or 17%, over the third quarter of 1998. On a per share basis, net income for the third quarter of 1999 totaled $0.30 per diluted common share, a $0.05 per share, or 20%, increase over the third quarter of 1998. The return on average equity for the third quarter of 1999 increased to 12.46% from 11.80% for the same prior year quarter.

For the nine months ended September 30, 1999, net income totaled $6.6 million, or $0.78 per diluted common share, an increase of $2.5 million, or 59%, and $0.29 per diluted share, when compared to the same period in 1998. Excluding the impact of the prior year non-recurring $1.0 million pre-tax charge related to severance amounts due to the former Chairman and Chief Executive Officer and certain related legal fees, net income for the nine-month period increased $1.8 million, or 39%, and $0.22 per diluted common share, when compared to the same period in 1998. The return on average equity for the nine months ended September 30, 1999 rose to 11.29% versus 8.99% in the same period of 1998, exclusive of the non-recurring charge.

A significant factor that contributed to the prior year net income was the recognition of income tax benefits from the realization of previously unvalued tax loss benefits. Due to the prior year recognition of tax benefits, the Company's true growth in profitability over the past year has been masked. Therefore, a comparison of pre-tax operating income is more representative of the Company's improvement in operating results. On a pre-tax basis, operating income totaled $3.8 million for the third quarter of 1999, an increase of $1.5 million, or 68%, over the prior year quarter. For the first nine months of 1999, operating income totaled $9.9 million and increased $5.8 million, or 140%, over the prior year period, exclusive of the previously mentioned prior year non-recurring charge. This significant improvement in operating results has primarily been the result of enhanced performance of the Company's more established subsidiaries. For further information regarding the recognition of income tax benefits, please refer to the Income Taxes section of this discussion and analysis.

NET INTEREST INCOME

The following tables present a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the quarterly and nine-month periods ended September 30, 1999 and 1998:

                                                      For the Quarter Ended                       For the Quarter Ended
                                                        September 30, 1999                          September 30, 1998
                                             -----------------------------------------    ---------------------------------------
(dollars in thousands)                            Average      Interest       Rate            Average       Interest      Rate
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)              $ 231,273       $ 3,096         5.31%       $ 204,915       $ 2,896       5.61%
Loans, net of unearned income (2)                1,173,278        25,065         8.48          883,515        20,068       9.01
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                          1,404,551        28,161         7.95%       1,088,430        22,964       8.37%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                        1,225,090        14,401         4.66%         969,591        12,562       5.14%
Short-term borrowings and notes payable             59,315           727         4.86           30,447           506       6.59
Long-term debt - trust preferred securities         31,050           734         9.46               -             -          -
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities            1,315,455        15,862         4.78%       1,000,038        13,068       5.18%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Tax-equivalent net interest income                              $ 12,299                                     $ 9,896
                                                              =============                               =============
Net interest margin                                                              3.47%                                     3.61%
                                                                            ==========                                  =========
Core net interest margin (3)                                                     3.59%                                     3.61%
                                                                            ==========                                  =========


                                                    For the Nine Months Ended                   For the Nine Months Ended
                                                        September 30, 1999                          September 30, 1998
                                             -----------------------------------------    ---------------------------------------
(dollars in thousands)                            Average      Interest       Rate            Average       Interest      Rate
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)              $ 216,047       $ 8,490         5.25%       $ 228,340       $ 9,643       5.65%
Loans, net of unearned income (2)                1,103,881        70,154         8.50          808,009        54,711       9.05
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                          1,319,928        78,644         7.97%       1,036,349        64,354       8.30%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                        1,157,076        40,167         4.64%         924,048        36,166       5.23%
Short-term borrowings and notes payable             44,439         1,470         4.42           26,559         1,335       6.72
Long-term debt - trust preferred securities         31,050         2,203         9.46               -             -          -
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities            1,232,565        43,840         4.76%         950,607        37,501       5.27%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Tax-equivalent net interest income                              $ 34,804                                    $ 26,853
                                                              =============                               =============
Net interest margin                                                              3.53%                                     3.46%
                                                                            ==========                                  =========
Core net interest margin (3)                                                     3.64%                                     3.46%
                                                                            ==========                                  =========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 34%. This total adjustment for the quarters ended September 30, 1999 and 1998 was $77,000 and $23,000, respectively, and for the nine-month periods ended September 30, 1999 and 1998 was $168,000 and $66,000, respectively.
(3) The core net interest margin excludes the net impact of the Company's 9.00% Cumulative Trust Preferred Securities offering and certain discretionary investment leveraging transactions.

Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits, borrowings and long-term debt. The related net interest margin represents the net interest income on a tax-equivalent basis as a percentage of average earning assets during the period.

Tax-equivalent net interest income for the quarter ended September 30, 1999 totaled $12.3 million, an increase of $2.4 million, or 24%, as compared to the $9.9 million recorded in the same quarter of 1998. This increase was mainly the result of loan growth coupled with a decline in deposit funding cost rates.
Tax-equivalent interest and fees on loans for the quarter ended September 30, 1999 totaled $25.1 million, an increase of $5.0 million, or 25%, over the prior year quarterly total of $20.1 million. This growth was predominantly due to a $290 million, or 33%, increase in average total loans.

For the third quarter of 1999, the net interest margin was 3.47%, a decline of 14 basis points when compared to the margin of 3.61% in the prior year quarter. This decline was due mainly to the net impact of the 9.00% Cumulative Trust Preferred Securities offering and certain discretionary investment leveraging transactions. The core net interest margin, which excludes the impact of these items, was 3.59% for the third quarter of 1999, and declined only 2 basis points when compared to the prior year quarterly margin of 3.61%.

The rate paid on interest-bearing deposits averaged 4.66% for the third quarter of 1999 versus 5.14% for the same quarter in 1998, a decline of 48 basis points. This decline was caused by a general decline in market rates coupled with management's decision to be less aggressive on its deposit pricing at the more mature banks. The rate paid on short-term borrowings and notes payable declined to 4.86% in the third quarter of 1999 as compared to 6.59% in the same quarter of 1998. A change in composition of this category coupled with a general decline in market rates were the primary factors causing this 173 basis point decline. In 1998, most of the average balance was comprised of notes payable under a line of credit agreement with an unaffiliated bank at an interest rate indexed at 125 basis points over the LIBOR rate. In 1999, the average balance was comprised of mainly short-term repurchase agreements, which generally have lower rates when compared to the terms of the line of credit agreement.

The yield on total earning assets for the third quarter of 1999 was 7.95% as compared to 8.37% in 1998, a decline of 42 basis points due to lower yields on both loans and liquidity management assets, offset somewhat by a higher proportion of average loans to average earning assets. The third quarter 1999 loan yield of 8.48% declined 53 basis points when compared to the prior year quarterly yield of 9.01% and was due primarily to a higher prime lending rate of 8.50% during the entire third quarter of 1998 versus an average prime lending rate of 8.10% for the third quarter of 1999.

For the nine months ended September 30, 1999, tax-equivalent net interest income totaled $34.8 million and increased $8.0 million, or 30%, over the $26.9 million recorded in the same period of 1998. This increase was primarily due to a combination of loan growth and lower funding cost rates. Interest and fees on loans, on a tax-equivalent basis, totaled $70.2 million for the nine-month period ended September 30, 1999 and increased $15.4 million, or 28%, over the same period of 1998. Average loans for the nine-month period of 1999 totaled $1.10 billion and grew $296 million, or 37%, over the average for the same period of 1998. The net interest margin for the nine months ended September 30, 1999 was 3.53%, an increase of 7 basis points when compared to the same period in 1998. The core net interest margin for the nine-month period of 1999 was 3.64% and increased 18 basis points over the same margin in the prior year period. These margin increases were directly the result of a decline in funding cost rates and loan growth. The total deposit funding cost rate declined 59 basis points since the prior year nine-month period and was 4.64% for nine-month period of 1999. The growth in loans caused a higher proportion of average loans to average total earning assets, and increased from 78% in the 1998 period to 84% in the 1999 period. This improved loan proportion creates a higher net interest margin, as loans earn interest at a higher rate than other earning assets. The year-to-date loan yield declined 55 basis points to 8.50%, which was due to a lower average prime lending rate of 7.87% in the year-to-date 1999 period versus and average prime lending rate of 8.50% in the 1998 year-to-date period.

In early October 1998, the Company completed its 9.00% Cumulative Trust Preferred Securities offering totaling $31.05 million, which is reflected as long-term debt in the above tables. The effective rate of 9.46% is higher than the 9.00% coupon rate of the securities as it reflects the amortization of offering costs, including underwriting fees, legal and professional fees, and other related costs. These securities are considered capital for regulatory purposes and the interest is deductible for tax purposes. The proceeds from this offering have provided for, and will continue to provide for, the Company's growth and expansion.

The following table presents a reconciliation of the Company's tax-equivalent net interest income, calculated on a tax equivalent basis, for the three and nine-month periods between September 30, 1998 and September 30, 1999. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                              Three Month          Nine Month
                                                                                                Period              Period
                                                                                            ------------------- -------------------
 Tax-equivalent net interest income for the period ended September 30, 1998                        $  9,896            $ 26,853
     Change due to average earning assets fluctuations (volume)....................                   2,876               7,339
     Change due to interest rate fluctuations (rate)...............................                    (384)                543
     Change due to rate/volume fluctuations (mix)..................................                     (89)                 69
                                                                                            ------------------- -------------------
 Tax-equivalent net interest income for the period ended September 30, 1999                        $ 12,299            $ 34,804
                                                                                            =================== ===================

NON-INTEREST INCOME

For the nine months ended September 30, 1999, non-interest income totaled $6.4 million and increased $762,000, or 13%, when compared to the same period in 1998. This increase was mainly the result of gains from the sale of premium finance receivables, increased trust fees, higher levels of deposit service charges, premium income from certain call option transactions and rental income from leased equipment. Partially offsetting these increases was a decline in fees from the sale of mortgage loans, as further explained below. The following table presents non-interest income by category (in thousands):

                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                       -----------------------------------      ----------------------------------
                                                             1999               1998                 1999                1998
                                                       -----------------   ----------------     ----------------    ---------------
Fees on mortgage loans sold                                    $  533            $ 1,323              $ 2,750            $ 3,902
Service charges on deposit accounts                               399                293                1,080                747
Trust fees                                                        295                210                  770                578
Gain on sale of premium finance receivables                       377                -                    640                -
Net securities gains                                               15                -                     15                -
Other income                                                      398                183                1,188                454
                                                       -----------------   ----------------     ----------------    ---------------
     Total non-interest income                                $ 2,017            $ 2,009              $ 6,443            $ 5,681
                                                       =================   ================     ================    ===============

Fees on mortgage loans sold includes income from originating and selling residential real estate loans into the secondary market, the majority of which are sold without retaining servicing rights. For the quarter ended September 30, 1999, these fees totaled $533,000 and declined $790,000 from the 1998 quarterly total of $1.3 million. For the nine months ended September 30, 1999, fees on mortgage loans sold totaled $2.8 million and declined $1.2 million, or 30%, when compared to the same period in 1998. These declines were due to lower mortgage volumes and related refinancing activity caused by the recent increases in mortgage interest rates. Accordingly, future fee income on mortgage loans sold is not expected to be at the levels that were experienced in the last quarter of 1998.

During the third quarter of 1999, approximately $20 million of premium finance receivables were sold to an unrelated third party and resulted in the recognition of a $377,000 gain. On a year-to-date basis, a total of $640,000 in gains were recognized from the sale of approximately $40 million of premium finance receivables. It is possible that similar future sales of premium finance receivables may occur depending on the level of new volume growth in relation to the desired capacity within the Banks' loan portfolios.

Service charges on deposit accounts totaled $399,000 for the third quarter of 1999, an increase of $106,000, or 36%, when compared to the same quarter of 1998. For the first nine months of 1999, deposit service charges totaled $1.1 million and increased $333,000, or 45%, when compared to the same period of 1998. These increases were due to a higher deposit base and a larger number of accounts at both the more mature banks and the newer de novo banks. The majority of deposit service charges relate to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees totaled $295,000 for the third quarter of 1999, an $85,000, or 40%, increase over the same quarter of 1998. For the nine months ended September 30, 1999, trust fees totaled $770,000 and increased $192,000, or 33%, over the same period of 1998. These increases were mainly the result of new business development efforts generated from a larger staff of experienced trust officers. The Company is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. However, as the introduction of expanded trust and investment services continues to unfold, it is expected that overhead levels will be high when compared to the initial fee income that is generated. It is anticipated that trust fees will eventually increase to a level sufficient to absorb this overhead within a few years. For further discussion of the start-up of WAMC and the expansion of trust and investment services, please refer to the previous Overview and Strategy section.

During 1999, the Company recognized premium income from certain call option transactions totaling $13,000 and $249,000 for the three and nine-month periods ended September 30, 1999, respectively. These transactions were designed to utilize excess capital at certain banks, increase the total return associated with holding certain securities as earning assets, and yield additional fee income. This income is included in the category of other non-interest income in the Consolidated Statements of Income, and was a significant factor for the year-to-date increase in this category when compared to the prior year period. Other non-interest income for the three and nine-month periods ended September 30, 1999 also included $105,000 and $212,000, respectively, of rental income from equipment leased through the Medical and Municipal Funding division of the Lake Forest Bank.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 1999 totaled $9.4 million and increased $791,000, or 9%, from the third quarter 1998 total of $8.6 million. For the nine months ended September 30, 1999, non-interest expense totaled $28.5 million and increased $3.5 million, or 14%, when compared to the prior year period, excluding the previously mentioned second quarter 1998 non-recurring $1.0 million charge. The continued growth and expansion of the de novo banks and the development of the new trust and investment subsidiary were the primary causes for this increase. Since September 30, 1998, total deposits have grown 24% and total loan balances have risen 32%, requiring higher levels of staffing and other costs to both attract and service the larger customer base. The following table presents non-interest expense by category (in thousands):

                                                                Three Months                               Nine Months
                                                            Ended September 30,                        Ended September 30,
                                                    ------------------------------------       -----------------------------------
                                                           1999               1998                   1999               1998
                                                    -------------------  ----------------      ------------------  ----------------
    Salaries and employee benefits                           $ 4,984           $ 4,565               $ 15,256           $ 14,353
    Occupancy, net                                               743               589                  2,088              1,765
    Equipment expense                                            796               550                  2,126              1,576
    Data processing                                              551               440                  1,544              1,234
    Advertising and marketing                                    309               358                  1,041              1,114
    Professional fees                                            242               455                    828              1,203
    Other                                                      1,805             1,682                  5,611              4,793
                                                    ===================  ================      ==================  ================
         Total non-interest expense                          $ 9,430           $ 8,639               $ 28,494           $ 26,038
                                                    ===================  ================      ==================  ================

Salaries and employee benefits expense for the third quarter of 1999 totaled $5.0 million, an increase of $419,000, or 9%, from same quarter of 1998. For the first nine months of 1999, salaries and employee benefits totaled $15.3 million and increased $903,000, or 6%, when compared to the 1998 period. Approximately $900,000 of the $1.0 million non-recurring charge recorded in 1998 related to a severance accrual and, excluding this charge, the year-to-date increase over the 1998 period was $1.8 million, or 13%. These increases were primarily due to growth in the Company and the hiring of experienced trust professionals for the new WAMC subsidiary. As a percent of average total assets, on an annualized basis, salaries and employee benefits were 1.41% for the first nine months of 1999, an improvement from 1.59% in the same period of 1998, excluding the non-recurring charge.

For the third  quarter of 1999,  occupancy  costs,  equipment  expense  and data
processing  increased  $154,000  (26%),   $246,000  (45%)  and  $111,000  (25%),
respectively, over the third quarter 1998 totals. For the first nine months of 1999, the respective increases were $323,000 (18%), $550,000 (35%) and $310,000
(25%). These increases were due mainly to the opening of new facilities, as discussed in the Overview and Strategy section, and the general growth of the Company's customer base.

Other non-interest expense for the nine months ended September 30, 1999 totaled $5.6 million and increased $818,000, or 17%, due mainly to the opening of several new banking facilities combined with the general growth of the Company and its customer base, including the related higher levels of loan and deposit activities. This category of expense includes the amortization of organizational costs and intangible assets, loan expenses, correspondent bank service charges, postage, insurance, stationary and supplies and other sundry expenses. This category's year-to-date 1999 total included approximately $200,000 of previously unamortized deferred organizational costs, which were expensed in the first quarter of 1999 in connection with the required adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". This new accounting principle, which became effective as of January 1, 1999, required companies to write-off previously capitalized start-up costs and expense future start-up costs as incurred. In the first nine months of 1998, approximately $101,000 was expensed for the normal amortization of deferred organizational costs.

Despite the Company's growth and the related increases in many of the non-interest expense categories, the ratio of non-interest expense to total average assets declined from 2.95% for the nine-month period ended September 30, 1998, exclusive of the previously mentioned non-recurring charge, to 2.63% for the 1999 period, and is favorable to the Company's most recent peer group ratio. In addition, the net overhead ratio for the first nine months of 1999 declined to 2.03% as compared to the 1998 year-to-date ratio of 2.28%, excluding the non-recurring charge. For the third quarter of 1999, this ratio improved to 1.91%, which is within management's previously stated performance goal range of 1.50% - 2.00%.


INCOME TAXES

The Company recorded income tax expense of $1.3 million for the three months ended September 30, 1999 versus $118,000 for the same period of 1998. For the first nine months of 1999, approximately $3.3 million of income tax expense was recorded versus approximately $1.0 million of income tax benefits in the prior year period. Prior to the September 1, 1996 merger transaction that formed Wintrust, each of the merging companies, except Lake Forest Bank, had net operating losses and, based upon the start-up nature of the organization, there was not sufficient evidence to justify the full realization of the net deferred tax assets generated by those losses. Accordingly, during 1996, certain valuation allowances were established against deferred tax assets with the combined result being that a minimal amount of federal tax expense or benefit was recorded. As the entities become profitable, the recognition of previously unvalued tax loss benefits become available, subject to certain limitations, to offset tax expense generated from profitable operations. The income tax benefits recorded in the 1998 periods reflected management's determination that certain of the subsidiaries' earnings history and projected future earnings were sufficient to make a judgment that the realization of a portion of the net deferred tax assets not previously valued was more likely than not to occur. Accordingly, unlike prior periods, the Company's results in 1999 and future years will not benefit significantly from the recognition of net operating loss carryforwards. The value of prior net operating losses recognized for financial statement reporting purposes during for the first nine months of 1999 and 1998 was approximately $370,000 and $2.2 million, respectively.


OPERATING SEGMENT RESULTS

As shown in Note 5 to the Unaudited Consolidated Financial Statements, the Company's operations consist of four primary segments: banking, premium finance, indirect auto, and trust. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment.

For the third quarter of 1999, the banking segment's net interest income totaled $11.6 million, an increase of $2.5 million, or 27%, as compared to the $9.1 million recorded in the same quarter of 1998. On a year-to-date basis, the banking segment net interest income totaled $32.6 million and increased $7.8 million, or 31%, as compared to the 1998 period. These increases were the direct result of earning asset growth, particularly in the loan portfolio, as earlier discussed in the Net Interest Income section. The banking segment's non-interest income totaled $1.5 million for the third quarter of 1999 and declined $405,000, or 21%, when compared to the prior year quarter. This decline was due to a drop in fees on mortgage loans sold that was caused by the recent rise in mortgage interest rates and the related lower levels of refinancing activity. Partially offsetting the decline in mortgage fees were increases in deposit service charges and rental income on equipment leases. On a year-to-date basis, non-interest income totaled $5.4 million and increased $25,000 when compared to the prior year period. Non-interest income increases resulting from a combination of higher deposit service charges and fees on a larger deposit base, call option premium income and leased equipment rental income were offset by a lower level of fees on mortgage loans sold. The banking segment's after-tax profit for the quarter ended September 30, 1999 totaled $2.7 million, an increase of $953,000 million, or 54%, as compared to the prior year quarterly total of $1.8 million. For the first nine months of 1999, after-tax operating profit for the banking segment totaled $7.6 million and increased $4.1 million, or 118%, over the same period in 1998. This improved profitability was caused mainly from higher levels of net interest income created from the continued growth and maturation of the more established de novo banks.

Net interest income from the premium finance segment totaled $3.1 million for the quarter ended September 30, 1999, an increase of $456,000, or 17%, over the $2.7 million recorded in the same quarter of 1998. On a year-to-date basis, the premium finance segment net interest income totaled $9.4 million and increased $2.3 million, or 33%, over the same period in 1998. Non-interest income for the three and nine months ended September 30, 1999 totaled $377,000 and $640,000, respectively, as a result of gains from the sale of premium finance receivables, as mentioned earlier. After-tax profit for the premium finance segment totaled $1.2 million and $3.2 million for the three and nine-month periods ended September 30, 1999, respectively, and increased $617,000, or 105%, and $1.9 million, or 135%, respectively, over the same periods of 1998. These increases were due mostly to higher levels of premium finance receivables created from new product offerings and targeted marketing programs, the gain from the sale of receivables and the control of servicing costs from enhanced systems capabilities and capacity.

The indirect auto segment recorded $2.1 million of net interest income for the third quarter of 1999, an increase of $652,000, or 45%, as compared to the 1998 quarterly total of $1.4 million. On a year-to-date basis, net interest income totaled $6.0 million and increased $2.2 million, or 56% over the 1998 period. After-tax segment profit totaled $775,000 and $2.2 million for the three and nine-month periods ended September 30, 1999, respectively, increases of $298,000, or 62%, and $968,000, or 80%, respectively, when compared to the same periods of 1998. These increases were caused mainly by growth in outstanding indirect auto loans resulting from higher origination volumes from both existing dealers and new dealer relationships.

The trust segment recorded non-interest income of $295,000 for the third quarter of 1999 as compared to $210,000 for the same quarter of 1998, an increase of $85,000, or 40%. For the first nine months of 1999, non-interest income for the trust segment totaled $770,000 and increased $192,000, or 33%, over the 1998 total. These increases were the result of new business development efforts by a larger staff of experienced trust professionals that were hired in connection with the start-up of WAMC. The trust segment after-tax loss totaled $134,000 and $546,000 for the three and nine-month periods ended September 30, 1999, respectively, as compared to after-tax totals of a $43,000 loss and $81,000 of net income for the same periods of 1998, respectively. The increases in after-tax segment losses were caused by the September 1998 start-up of WAMC and the related salary and employee benefit costs of hiring experienced trust professionals. As more fully discussed in the Overview and Strategy section of this analysis, management expects a start-up phase for the trust segment of a few years before its operations become profitable.

FINANCIAL CONDITION

Total assets were $1.56 billion at September 30, 1999, an increase of $321 million, or 26%, over the $1.24 billion a year earlier, and $217 million, or 16%, over the $1.35 billion at December 31, 1998. Growth at the newer de novo banks coupled with continued market share growth at the more mature banks were the primary factors for these increases. Total funding liabilities, which include deposits, short-term borrowings, notes payable and long-term debt, were $1.47 billion at September 30, 1999, and increased $312 million, or 27%, over the prior year, and $207 million, or 16%, since December 31, 1998. These increases were primarily utilized to fund growth in the loan portfolio and certain discretionary investment leveraging transactions.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                       September 30, 1999              December 31, 1998             September 30, 1998
                                 ------------------------------- ------------------------------ -----------------------------
    Loans:                            Balance         Percent         Balance        Percent        Balance         Percent
                                 ------------------ ------------ ------------------ ----------- -----------------  ----------
      Commercial and commercial
          real estate                  $ 447,365        31%            $ 366,229        30%          $ 312,853         28%
      Premium finance, net               215,948        15               178,138        14             174,551         15
      Indirect auto, net                 257,030        18               209,983        17             188,490         17
      Home equity                        126,467         9               111,537         9             113,946         10
      Residential real estate            108,220         8                91,525         7              84,646          7
      Installment and other               47,226         3                34,650         3              33,790          3
                                 ------------------ ------------ ------------------ ----------- -----------------  ----------
    Total loans, net of
         unearned income               1,202,256        84               992,062        80             908,276         80
                                 ------------------ ------------ ------------------ ----------- -----------------  ----------
    Securities and money
        market investments               227,654        16               240,521        20             226,518         20
                                 ------------------ ------------ ------------------ ----------- -----------------  ----------

    Total earning assets             $ 1,429,910       100%          $ 1,232,583       100%        $ 1,134,794        100%
                                 ================== ============ ================== =========== =================  ==========

Earning assets as of September 30, 1999 increased $295 million, or 26%, over the balance a year earlier, and $197 million, or 16%, over the balance at the end of 1998. The ratio of earning assets as a percent of total assets remained consistent at 91% as of each reporting period date shown in the above table.

Total net loans were $1.20 billion at September 30, 1999, an increase of $210 million, or 21%, since December 31, 1998, and an increase of $294 million, or 32%, since September 30, 1998. Solid loan growth in the core commercial loan portfolio and the specialty premium finance and indirect auto segment portfolios were the main factors for these increases. Due to this growth, total net loans comprised 84% of total earning assets at September 30, 1999 as compared to 80% a year earlier and at the end of 1998. The loan-to-deposit ratio also increased to almost 87% at September 30, 1999 versus 81% a year ago and at the end of 1998.

Commercial and commercial real estate loans, the largest loan category, comprised 37% of total loans as of September 30, 1999 and has increased $134.5 million, or 43%, since September 30, 1998 and $81.1 million, or 22%, since the end of 1998. The strong growth experienced over the past year has resulted mainly from the low interest rate environment, a healthy economy and the hiring of additional experienced lending officers.

Net indirect auto loans comprised 21% of total net loans as of September 30, 1999 and increased $68.5 million, or 36%, over a year ago, and $47.0 million, or 22%, over the end of 1998. These increases were primarily the result of business development efforts that added new dealers to the established network of metropolitan Chicago auto dealer relationships and the low interest rate environment. The Company utilizes credit underwriting routines that management believes result in a high quality new and used auto loan portfolio. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

Net premium finance receivables totaled $215.9 million at September 30, 1999 and comprised 18% of the total loan portfolio. This total balance increased $41.4 million, or 24%, since September 30, 1998 and $37.8 million, or 21%, since the end of 1998. This growth was primarily the result of increased market penetration from new product offerings and targeted marketing programs. Over the past few years, all premium finance receivables originated by FIFC were being sold to the Banks and consequently remained an asset of the Company. During the second and third quarters of 1999, and as a result of continued solid growth, approximately $40 million of premium finance receivables were sold to an unrelated third party at a gain of $640,000. In July 1999, FIFC signed a program agreement with Dallas-based Premium Finance Holdings (PFH) to purchase premium finance receivables originated by PFH, which is anticipated to add an estimated $150 million to $200 million in annual volume to FIFC's existing business. With this anticipated growth, it is possible the Company may continue to sell a portion of new volume to unrelated third parties depending on the relationship of growth to the desired capacity within the Banks' loan portfolios. All premium finance receivables, however financed, are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers.

Home equity loans totaled $126.5 million at September 30, 1999 and increased $12.5 million, or 11%, since a year earlier and $14.9 million, or 13%, as compared to the end of 1998. This category of loans has increased due mainly to targeted marketing programs, despite the large volume of home equity loans that have been refinanced into first mortgage loans over the past year as a result of low mortgage loan interest rates. Unused commitments on home equity lines of credit have increased $14.1 million, or 8.9%, over the balance at September 30, 1998 and totaled $173.2 million at September 30, 1999.

Residential real estate loans totaled $108.2 million as of September 30, 1999 and increased $23.6 million, or 28%, over a year ago and $16.7 million, or 18%, since December 31, 1998. Mortgage loans held for sale are included in this category and totaled $7.9 million as of September 30, 1999, $18.0 million as of December 31, 1998 and $15.6 million as of September 30, 1998. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the Non-interest Income section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and include mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category has been due mainly to the low mortgage interest rate environment experienced until recently and related high levels of refinancing activity.

Securities and money market investments (i.e. federal funds sold and interest-bearing deposits with banks) totaled $227.7 million at September 30, 1999, a decline of $12.9 million, or 5%, since December 31, 1998 and a slight increase of $1.1 million, or 0.5%, since a year earlier. This category as a percent of total earning assets has declined to 16% at September 30, 1999 versus 20% at both December 31, 1998 and September 30, 1998;

the decline caused mainly from the continued solid growth in the loan portfolio. The Company maintained no trading account securities at September 30, 1999 or as of any of the other previous reporting dates. The balances of securities and money market investments fluctuate frequently based upon deposit inflows, loan demand and proceeds from loan sales. As a result of anticipated significant growth in the development of de novo banks, it has been Wintrust's policy to maintain its securities portfolio in short-term, liquid, and diversified high credit quality securities in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate.


DEPOSITS

Total deposits at September 30, 1999 were $1.39 billion, an increase of $265 million, or 24%, over the September 30, 1998 total and an increase of $159 million, or 13%, since December 31, 1998. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                    September 30, 1999                 December 31, 1998                 September 30, 1998
                             ---------------------------------  ---------------------------------  --------------------------------
                                                   Percent                            Percent                           Percent
                                 Balance          of Total           Balance         of Total           Balance         of Total
                             -----------------  --------------  ------------------ --------------  ------------------ -------------
  Demand                           $ 125,870             9%           $ 131,309            11%            $ 106,090           9%
  NOW                                140,160            10              114,283             9               105,678           9
  Money market                       248,602            18              227,668            18               200,236          18
  Savings                             71,710             5               70,264             6                65,290           6
  Certificates of deposit            802,100            58              685,630            56               646,462          58
                             -----------------  --------------  ------------------ --------------  ------------------ -------------

               Total             $ 1,388,442           100%         $ 1,229,154           100%          $ 1,123,756         100%
                             =================  ==============  ================== ==============  ================== =============

The percentage mix of deposits as of September 30, 1999 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been primarily the result of newer de novo bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.


SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of September 30, 1999, the Company's short-term borrowings totaled $40.0 million and consisted primarily of short-term repurchase agreements utilized to leverage certain investment transactions within several banks' security portfolios. At September 30, 1999, the Company also had $7.4 million outstanding on its $40 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of September 30, 1998 was $3.2 million, which was subsequently paid-off in October 1998 from the remaining proceeds of the Company's Trust Preferred Securities offering, as more fully explained below. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, possible future acquisitions and for other general corporate matters.

LONG-TERM DEBT - TRUST PREFERRED SECURITIES

At September 30, 1999, the long-term debt category consists of the Company's $31.05 million of 9.00% Cumulative Trust Preferred Securities, which were publicly sold in an offering that was completed in October 1998. The $27.5 million balance at September 30, 1998 relates to the offering proceeds received prior to the October 9, 1998 completion of the $3.55 million over-allotment portion of the offering. The proceeds were used to pay-off the outstanding balance on the revolving credit line. The Trust Preferred Securities offering has increased the Company's regulatory capital, has provided for the continued growth of its banking and trust franchise, and will continue to provide for growth and possible future acquisitions of other banks or finance related companies. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 4 to the Unaudited Consolidated Financial Statements for further information on these Trust Preferred Securities.


SHAREHOLDERS' EQUITY

Total shareholders' equity was $80.9 million at September 30, 1999 and increased $7.7 million since September 30, 1998 and $5.6 million since the end of 1998. These increases were created mostly from the retention of net income, offset partially by net unrealized losses of the available-for-sale security portfolio. The annualized return on average equity for the quarter ended September 30, 1999 increased to 12.46% as compared to 11.80% for the prior year period.

The following table reflects various consolidated measures of capital at September 30, 1999, December 31, 1998 and September 30, 1998:

                                                               September 30,          December 31,          September 30,
                                                                   1999                   1998                  1998
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          7.0%                 7.5%                   8.0%
Ending tier 1 capital to risk-based asset ratio                         7.8%                 8.5%                   9.0%
Ending total capital to risk-based asset ratio                          8.6%                 9.7%                   9.9%
Dividend payout ratio                                                   0.0%                 0.0%                   0.0%

The Company's capital ratios at September 30, 1999 were lower in comparison to the ratios a year earlier due to continued asset growth, coupled with slow capital growth caused primarily from expenses associated with the newer de novo banks and the start-up of WAMC. To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. At September 30, 1999, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A reconciliation of the activity in the allowance for possible loan losses for the three and nine months ended September 30, 1999 and 1998 is shown as follows (dollars in thousands):


                                                  Three Months Ended                           Nine Months Ended
                                                     September 30,                               September 30,
                                              1999                  1998                  1999                 1998
                                       -------------------     ----------------     -----------------     ----------------

 Balance at beginning of period               $  7,677              $ 5,856                $7,034              $ 5,116

 Provision for possible loan losses                990                  971                 2,707                3,311

 Charge-offs
  Core banking loans                               190                  235                   593                1,508
  Indirect automobile loans                        156                  115                   795                  380
  Premium finance receivables                      193                   62                   383                  359
                                       -------------------     ----------------     -----------------     ----------------
     Total charge-offs                             539                  412                 1,771                2,247
 Recoveries
  Core banking loans                                 9                   14                    19                  176
  Indirect automobile loans                         33                   19                    61                   32
  Premium finance receivables                       30                   52                   150                  112
                                       -------------------     ----------------     -----------------     ----------------
      Total recoveries                              72                   85                   230                  320
                                       -------------------     ----------------     -----------------     ----------------

  Net charge-offs                                 (467)                (327)               (1,541)              (1,927)
                                       -------------------     ----------------     -----------------     ----------------

  Balance at September 30                     $  8,200              $ 6,500                $8,200              $ 6,500
                                       ===================     ================     =================     ================

  Loans at September 30                                                                $1,202,256            $ 908,276
                                                                                    =================     ================

  Allowance as a percentage of loans                                                            0.68%              0.72%
                                                                                    =================     ================

  Annualized net charge-offs as a percentage of average:
        Core banking loans                                                                      0.12%              0.36%
        Indirect automobile loans                                                               0.42%              0.29%
        Premium finance receivables                                                             0.15%              0.21%
                                                                                    -----------------     ----------------
            Total loans                                                                         0.19%              0.32%
                                                                                    =================     ================
        Annualized provision for
            possible loan losses                                                               56.93%             58.20%
                                                                                    =================     ================

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

The provision for possible loan losses totaled $990,000 for the third quarter of 1999, a slight increase from a year earlier. For the first nine months of 1999, the provision totaled $2.7 million and declined $604,000 from the prior year total. The higher provision in 1998 was necessary to cover increased loan charge-offs that occurred at one banking office in early 1998. For the first nine months of 1999, net charge-offs totaled $1.5 million and were down from the $1.9 million of net charge-offs recorded in 1998. However, indirect automobile loan net charge-offs for the first nine months of 1999 totaled $734,000 and increased $386,000 when compared to the same period in 1998. These increased net charge-offs occurred mainly in the second quarter of 1999 as a result of an in-depth review of all problem credits and the implementation of a more aggressive charge-off policy. On a ratio basis, annualized total net charge-offs as a percentage of average total loans declined to 0.19% for the first nine months of 1999 versus 0.32% in the same period of 1998.

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


                                                         September 30,           December 31,           September 30,
                                                              1999                   1998                    1998
                                                              ----                   ----                    ----
      Past Due greater than 90 days
           and still accruing:
            Core banking loans                                   $  997                  $  800                  $ 686
            Indirect automobile loans                               354                     274                    167
            Premium finance receivables                           1,337                   1,214                    778
                                                      ---------------------  ----------------------  ---------------------
                Total                                             2,688                   2,288                  1,631
                                                      ---------------------  ----------------------  ---------------------

      Non-accrual loans:
            Core banking loans                                    1,139                   1,487                  3,387
            Indirect automobile loans                               369                     195                    129
            Premium finance receivables                           1,726                   1,455                    875
                                                      ---------------------  ----------------------  ---------------------
                Total non-accrual loans                           3,234                   3,137                  4,391
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing loans:
            Core banking loans                                    2,136                   2,287                  4,073
            Indirect automobile loans                               723                     469                    296
            Premium finance receivables                           3,063                   2,669                  1,653
                                                      ---------------------  ----------------------  ---------------------
                Total non-performing loans                        5,922                   5,425                  6,022
                                                      ---------------------  ----------------------  ---------------------

      Other real estate owned                                         -                     587                      -
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets                               $ 5,922                 $ 6,012                $ 6,022
                                                      =====================  ======================  =====================

      Total non-performing  loans by category as
        a percent of its own respective category:
            Core banking loans                                       0.29%                   0.38%                  0.75%
            Indirect automobile loans                                0.28%                   0.22%                  0.16%
            Premium finance receivables                              1.42%                   1.50%                  0.95%
                                                      ---------------------  ----------------------  ---------------------
               Total non-performing loans                            0.49%                   0.55%                  0.66%
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets as a
        percentage of total assets                                   0.38%                   0.45%                  0.48%

      Allowance for possible loan losses as
        a percentage of non-performing loans                       138.47%                 129.66%                107.94%

Non-performing Core Banking Loans

Total non-performing loans for the Company's core banking business were $2.1 million, or 0.29%, of the Company's core banking loans as of September 30, 1999, and were down from the ratios of 0.38% as of December 31, 1998, and 0.75% one year ago. Although the outstanding core loan portfolio has increased 34% from a year ago, the amount of non-performing core loans has declined 48% from the prior year totals. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans, which management believes are well secured and in the process of collection. In fact, about $455,000 of the total relates to two residential real estate loans with appropriate advance ratios that protect the Company from loss. The small number of such non-performing loans allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

Due to the nature of collateral for premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, the level of non-performing premium finance receivables is not necessarily indicative of the loss inherent in the portfolio. In the event of default, the Company has the power to cancel the insurance policy and collect the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned by the insurer should generally be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium. Management continues to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay-off the outstanding balance and contractual interest due. Non-performing premium finance receivables were $3.1 million, or 1.42% of total premium finance receivables, as of September 30, 1999. This ratio compares favorably with the ratio of 1.50% at December 31, 1998. The ratio fluctuates throughout the year due to the nature and timing of canceled account collections from insurance carriers. It is important to note that the ratio of losses is substantially less than the ratio of non-performing assets indicated above. Please refer to the Allowance for Possible Loan Losses table where annualized net charge-offs for the first nine months of 1999 were only 0.15% of average premium finance receivables.

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $723,000 at September 30, 1999. The ratio of these non-performing loans has increased slightly to 0.28% of total indirect automobile loans at September 30, 1999 from 0.22% at December 31, 1998 and 0.16% at September 30, 1998. Despite the increase in the level of non-performing loans, the ratios continue to be below standard industry ratios for this type of loan category.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of September 30, 1999 and
December  31,  1998  was   approximately   $11.3   million  and  $5.1   million,
respectively.


LIQUIDITY

Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. The liquidity to meet the demand is provided by maturing assets, sales of premium finance receivables, liquid assets that can be converted to cash, and the ability to attract funds from external sources. Liquid assets refer to federal funds sold and to marketable, unpledged securities which can be quickly sold without material loss of principal.


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

During 1997, management began the process of working with its two outside data processors and other software vendors to ensure that the Company is prepared for the Year 2000. Management has been in frequent contact with the outside data providers and has developed the Company's testing strategy and Year 2000 plan with the knowledge and understanding of each of the data providers' plans and timetables. Final testwork by the Company of its outside data providers' Year 2000 compliance efforts was completed during the second quarter of 1999. Additionally, critical in-house hardware and related systems, such as workstations, file servers, the wide area network and all local area networks, have been reviewed, upgraded, if necessary, and tested to be Year 2000 compliant. The completion of upgraded software installations, where previous software versions were not Year 2000 compliant, has also been completed. Customer assessments have also been completed and, based on those assessments, no significant potential exposures have been identified.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust and investment services through the Company's new trust subsidiary, WAMC, is expected to be in a start-up phase for approximately the next few years, before becoming profitable.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for possible loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual future loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.
o The extent of the Company's preparedness efforts, and that of its outside data processing providers, software vendors, and customers, in implementing and testing Year 2000 compliant hardware, software and systems, and the effectiveness of appropriate contingency plans that have been developed.
o Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business, changes in the temporary staffing industry or difficulties integrating the Tricom acquisition.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.

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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of September 30, 1999, the Company had $220 million notional principal amount of interest rate cap contracts that mature in December 1999 ($100 million), April 2000 ($60 million) and September 2000 ($60 million). These contracts were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products. During 1999, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions were designed to utilize excess capital at certain banks and increase the total return associated with holding these securities as earning assets. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

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

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of September 30, 1999.

                                                                        TIME TO MATURITY OR REPRICING
                                                                        -----------------------------

                                                 0-90             91-365              1-5           5+ Years
                                                 Days             Days               Years           & Other            Total
                                                 ----             ----               -----           -------            -----
                                                                          (Dollars in thousands)
ASSETS:
   Loans, net of unearned income........         $522,756          $279,523           $357,934        $ 42,043         $ 1,202,256
   Securities...........................           70,297            38,018             48,274           8,158             164,747
   Interest-bearing bank deposits.......            1,132             2,614                  -               -               3,746
   Federal funds sold...................           59,161                 -                  -               -              59,161
   Other................................                -                 -                  -         134,969             134,969
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive assets (RSA)            653,346           320,155            406,208         185,170           1,564,879
                                            ===============  ================   ================  ==============   =================

Liabilities and Shareholders' Equity:
   NOW..................................          140,160                 -                  -               -             140,160
   Savings and money market.............          284,390                 -                  -          35,922             320,312
   Time deposits........................          363,989           329,278            108,104             729             802,100
   Short term borrowings................           40,025                 -                  -               -              40,025
   Notes payable........................            7,350                 -                  -               -               7,350
   Demand deposits & other
      liabilities.......................                -                 -                  -         143,028             143,028
   Trust preferred securities...........                -                 -                  -          31,050              31,050
   Shareholders' equity.................                -                 -                  -          80,854              80,854
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive liabilities
         and equity (RSL)...............          835,914           329,278            108,104         291,583           1,564,879
                                            ===============  ================   ================  ==============   =================
Cumulative gap, excluding interest
  rate caps (GAP = RSA - RSL)  (1)             $(182,568)       $ (191,691)           $106,413          $    -
                                            ===============  ================   ================  ==============

Cumulative RSA/RSL (1)..................         0.78               0.84               1.08
RSA/Total assets........................         0.42               0.20               0.26
RSL/Total assets (1)....................         0.53               0.21               0.07

GAP/Total assets (1)....................            (12)%             (12)%                7%
GAP/Cumulative RSA (1)..................            (28)%             (20)%                8%
------------------------------------------------------

(1) The gap amount and related ratios do not reflect $220 million notional amount of interest rate caps, as discussed on the following page.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of off-balance sheet interest rate cap contracts. As of September 30, 1999, the Company had $220 million notional principal amount of interest rate caps that reprice on a monthly basis. These interest rate caps, which mature in intervals throughout the next 12 months, were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. When the gap position in the above table is adjusted for the impact of these interest rate caps, the Company's short-term gap position becomes relatively neutral in that the level of rate sensitive assets that reprice within one year approximately match the level of rate sensitive liabilities that reprice within one year.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at September 30, 1999, is as follows:

                                                                                   +200 Basis      -200 Basis
                                                                                     Points          Points
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                               1.4%             0.7%
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

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    --------

         27     Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------

One Form 8-K report as of September 17, 1999 was filed during the quarter and announced the Company's signing of an agreement to acquire Tricom, Inc. of Milwaukee, a financial and administrative service bureau to the staffing industry.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: November 12, 1999       /s/ Edward J. Wehmer
                              --------------------
                              President & Chief Executive Officer

Date: November 12, 1999       /s/ David A. Dykstra
                              --------------------
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)

Date: November 12, 1999       /s/ Todd A. Gustafson
                              ---------------------
                              Vice President - Finance
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27               Financial Data Schedule