Form 10-K
period 1999-12-31
WINTRUST FINANCIAL CORP
filed 2000-03-30
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         WINTRUST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                     0-21923
                             Commission File Number

                 ILLINOIS                                 36-3873352
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

                               727 NORTH BANK LANE
                           LAKE FOREST, ILLINOIS 60045
                    (Address of principal executive offices)

                                 (847) 615-4096
              (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $110,190,000 as of March 23, 2000. As of March 23, 2000, the registrant had outstanding 8,752,643 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999, which is included as Exhibit 13.1 to this Form 10-K, are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 25, 2000 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
ITEM 1.   Business.......................................................     3

ITEM 2.   Properties.....................................................    16

ITEM 3.   Legal Proceedings..............................................    18

ITEM 4.   Submission of Matters to a Vote of Security Holders............    18

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    18

ITEM 6.   Selected Financial Data........................................    19

ITEM 7.   Management's Discussion and  Analysis of Financial Condition
               and Results of Operations.................................    20

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks....    20

ITEM 8.   Financial Statements and Supplementary Data....................    20

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................    27

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.............    27

ITEM 11.  Executive Compensation.........................................    27

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.    27

ITEM 13.  Certain Relationships and Related Transactions.................    27

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.   28

          Signatures......................................................   33

                                     PART I

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois corporation (the "Company"), is a bank holding company based in Lake Forest, Illinois, with total assets of approximately $1.7 billion at December 31, 1999. The Company is currently engaged in the business of providing community banking services, trust and investment services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.

The  Company  provides  community-oriented,   personal  and  commercial  banking
services to customers located predominantly in affluent suburbs of Chicago, Illinois through its six wholly-owned banking subsidiaries (collectively, "Banks"), all of which started as de novo (i.e., started new) institutions, including Lake Forest Bank and Trust Company ("Lake Forest Bank"), Hinsdale Bank and Trust Company ("Hinsdale Bank"), North Shore Community Bank and Trust Company ("North Shore Bank"), Libertyville Bank and Trust Company ("Libertyville Bank"), Barrington Bank and Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"). Through Hinsdale Bank, the Company operates its indirect auto segment, which is in the business of providing new and used automobile loans through a large network of auto dealerships within the Chicago metropolitan area. All indirect auto loans originated are currently being retained within each of the Banks' loan portfolios.

On September 30, 1998, the Company began providing trust and investment services at each of its Banks through its wholly-owned subsidiary, Wintrust Asset
Management Company, N.A. ("WAMC"). Previously, the Company provided trust services through the trust department of Lake Forest Bank. The Company provides financing for the payment of commercial insurance premiums ("premium finance receivables"), on a national basis, through First Insurance Funding Corporation ("FIFC"), a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. On October 26, 1999, Hinsdale Bank acquired Tricom, Inc. of Milwaukee ("Tricom"), a provider of short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States.

As a mid-size financial services company, management expects to benefit from greater access to financial and managerial resources while maintaining its commitment to localized decision-making and to its community banking philosophy. Management also believes the Company is positioned to compete more effectively with other larger and more diversified banks, bank holding companies and other financial services companies as it continues its growth strategy through additional branch openings and de novo bank formations, expansion of trust and investment activities, pursuit of specialized earning asset niches and potential acquisitions of banks or specialty finance companies.

Additional information regarding the Company's business and strategies is included in the 1999 Annual Report to Shareholders, which is filed as Exhibit
13.1 to this Form 10-K. Such information is incorporated herein by reference and constitutes a part of this report.

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

Each of the Banks was founded as a de novo banking organization within the last nine years. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. A Lake Bluff branch of this bank was opened in 1994. In 1993, Hinsdale Bank was opened to service the communities of Hinsdale and Burr Ridge. Hinsdale Bank established branch facilities in Clarendon Hills and Western Springs in 1996 and 1997, respectively. In 1994, North Shore Bank was started in order to service Wilmette and Kenilworth. North Shore Bank opened branch facilities in Glencoe during 1995 and 1998, in Winnetka during 1996 to service Winnetka and Northfield, and in
Skokie during 1999. In 1995, Libertyville Bank was opened to service Libertyville, Vernon Hills and Mundelein. Libertyville Bank opened a branch facility in south Libertyville during 1998 to service south Libertyville and Vernon Hills. In December 1996, Barrington Bank was opened to service the greater Barrington/Inverness areas. In December 1997, Crystal Lake Bank was opened to serve the Crystal Lake/Cary communities. In 1999, Crystal Lake Bank opened two new branch facilities in Crystal Lake. All Banks are insured by the Federal Deposit Insurance Company ("FDIC") and are subject to regulation, supervision and regular examination by the Illinois Office of Banks and Real Estate, the Federal Reserve Bank and/or the Office of the Comptroller of Currency ("OCC").

PREMIUM FINANCE
---------------

FIFC commenced operations nine years ago and is headquartered in Deerfield, Illinois. Based on limited industry data available in certain state regulatory filings and FIFC management's experience in and knowledge of the premium finance industry, management estimates that, ranked by origination volumes, FIFC is one of the top five premium finance companies operating in the United States.
Premium finance receivables are originated by FIFC's own sales force, working with medium and large insurance agents and brokers throughout the United States. These receivables are retained mainly within the Banks' loan portfolios and are also sold to an unaffiliated financial institution. Insurance premiums are financed primarily for commercial customers' purchase of property, casualty and liability insurance. Substantially all premium finance receivables are made to commercial accounts. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.

TRUST ACTIVITIES
----------------

With the formation of WAMC in September 1998, the Company intends to expand the trust and investment management services previously provided through a trust department of the Lake Forest Bank. As a separately chartered non-depository bank subsidiary, the Company is better able to offer trust and investment management services to all of the Banks' communities, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, WAMC intends to target small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that will be offered by WAMC and its experienced trust professionals. Services offered typically include traditional trust products and services, as well as investment management, financial planning and 401(k) management services. WAMC is subject to regulation, supervision and regular examination by the OCC.

TRICOM
------

On October 26, 1999 (effective as of October 1, 1999), Hinsdale Bank acquired 100% of the common stock of Tricom. This acquisition is another significant step in the Company's strategy to pursue specialized earning asset niches. Tricom is a Milwaukee-based company that has been in business for approximately ten years and specializes in providing, on a national basis, short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. On an annual basis, Tricom currently finances and processes payrolls with associated billings in excess of $200 million and generates approximately $7 million in revenues. By virtue of the Company's funding resources, this acquisition will provide Tricom with additional capital necessary to expand its financing services in a national market. In addition to expanding the Company's earning asset niches, this acquisition will add to the level of fee-based income and augment its community-based banking revenues.

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

WAMC's primary competition is with more established trust companies of other larger bank holding companies. WAMC is also in competition with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. As a new company, it may be more difficult to successfully attract new customers than the more established Chicago area trust companies. However, the Company believes it can successfully compete for trust business by offering personalized attention and customer service to small to mid-size businesses and newly affluent individuals. The hiring of several experienced trust professionals from the more established Chicago area trust companies is also expected to help in attracting new customer relationships. There can be no assurances, however, that WAMC will be successful in establishing this new business as a preferred alternative to the larger trust companies, and as a profitable venture.

Tricom competes with numerous other firms, including a small number of similar niche finance companies and payroll processing firms, as well as various finance companies, banks and other lending institutions. Tricom management believes that its commitment to service distinguishes itself from competitors. To the extent that other finance companies, financial institutions and payroll processing firms add greater programs and services to their existing businesses, Tricom's operations could be adversely affected. There can be no assurance that Tricom will be able to continue to compete successfully in its markets.

EMPLOYEES
---------

At December 31, 1999, the Company and its subsidiaries employed a total of 412 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

FORWARD-LOOKING STATEMENTS
--------------------------

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company's projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management's long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust and investment services through the Company's newer trust subsidiary, WAMC, is expected to be in a start-up phase for the next few years, before becoming profitable.

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

SUPERVISION AND REGULATION
--------------------------

Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC, WAMC and Tricom. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company, the Banks, FIFC, WAMC or Tricom.

BANK HOLDING COMPANY REGULATION

The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder, are collectively the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks, FIFC, WAMC or Tricom.

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

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Banks and WAMC, and to commit resources to support the Banks and WAMC. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

The Federal Reserve has risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred and trust preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other companies ("Tier 1 Capital"). Tier 2 capital consists of the allowance for loan and lease losses (subject to certain conditions and limitations), perpetual preferred and trust preferred stock, "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock.

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

BANK REGULATION

Under Illinois law, each of Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank and their subsidiaries, are subject to supervision and examination by the Illinois Commissioner. As an affiliate of these Banks, the Company is also subject to examination by the Illinois Commissioner. Barrington Bank, Crystal Lake Bank and WAMC are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Each of the Banks and WAMC are members of the Federal Reserve Bank and, as such, is also subject to examination by the Federal Reserve.

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

Illinois law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major potential source of the Company's funding is dividends the Company expects to receive from the Banks, the Company's ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay dividends to the Company.

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

In August 1995, the Federal Reserve, OCC, FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the Federal Reserve, the OCC and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The Federal Reserve, the FDIC, the OCC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

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

Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Each of the Banks is eligible to accept brokered deposits (as a result of its capital levels or having received a waiver) and may use this funding source from time to time when management deems it appropriate from an asset/liability management perspective.

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

Recent Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act ("GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation and, among other things, establishes a comprehensive framework to permit affiliations among commercial banks, securities firms and insurance companies. In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers primarily by requiring such entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial services providers disclose their confidential financial information to third parties, subject to certain exceptions. The federal regulatory agencies have not as of this date issued final regulations under the GLB Act. The Company does not believe the GLB Act will have a material adverse affect upon its operations in the near term. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

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

SUPPLEMENTAL STATISTICAL DATA

Pages 3, 45 and 46 of the 1999 Annual Report to Shareholders and Item 8 of this Form 10-K contain supplemental statistical data as required by The Exchange Act Industry Guide 3 which is incorporated into Regulation S-K of the Securities and Exchange Acts. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis which are contained in its 1999 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's executive offices are located in the main bank facility of Lake Forest Bank. Lake Forest Bank has six physical banking locations. Lake Forest Bank's main bank facility is located at 727 N. Bank Lane, Lake Forest, Illinois, and is a three story, 37,000 square foot brick building that includes a 15,200 square foot addition that was completed in May 1999. The Company's executive offices and staff of the holding company, Lake Forest Bank and WAMC are located on the second and third floors of the addition with first floor retail space leased to unrelated third parties. Lake Forest Bank constructed a drive-in, walk-up banking facility on land leased from the City of Lake Forest on the corner of Bank Lane and Wisconsin Avenue in Lake Forest, approximately one block north of the main banking facility. Lake Forest Bank also leases a 1,200 square foot, a full service banking facility at 103 East Scranton Avenue in Lake Bluff, Illinois; a 2,100 square foot, a full service banking facility on the west side of Lake Forest, Illinois at 810 South Waukegan Road, and a drive-in and walk-up banking facility at 911 S. Telegraph Road in the West Lake Forest Train Station. Lake Forest Bank also maintains a small office facility at a retirement community known as Lake Forest Place at 1100 Pembridge Drive in Lake Forest. In early 2000, a temporary branch facility was opened in the Highwood-Fort Sheridan area with final construction of a permanent building expected to be completed later in 2000. Lake Forest Bank maintains ATMs at each of its locations except the 810 South Waukegan Road facility. Lake Forest Bank has no offsite ATMs.

Hinsdale Bank currently has four physical banking locations, all of which are owned. The main bank facility is a two story brick building located at 25 East First Street in downtown Hinsdale, Illinois. The 1,000 square foot drive-in, walk-up banking facility at 130 West Chestnut is approximately two blocks west of the main banking facility. Hinsdale Bank also has full service branches in Clarendon Hills and Western Springs. The buildings in Clarendon Hills and Western Springs are partially used for bank purposes, with the remainder being leased to unrelated parties. Hinsdale Bank maintains one ATM machine at each location, with the exception of Clarendon Hills, which has two. Hinsdale Bank has no offsite ATMs.

North Shore Bank currently has seven physical banking locations. North Shore Bank owns the main bank facility, a one story brick building that is located at 1145 Wilmette Avenue in downtown Wilmette, Illinois. North Shore Bank also owns a 9,600 square foot drive-in, walk-up banking facility at 720 12th Street, approximately one block west of the main banking facility. North Shore Bank also leases a full service banking facility at 362 Park Avenue in Glencoe, Illinois and a branch banking facility in Winnetka, Illinois where it leases approximately 4,000 square feet. In 1998, North Shore Bank opened a drive-up and ATM for the Glencoe branch and a small facility at 4th Street and Linden in Wilmette. In 1999, a full service leased facility was opened in Skokie, Illinois. North Shore Bank maintains ATMs at each of its locations, except Winnetka, and has no offsite ATMs.

Libertyville Bank currently has three physical banking locations. Libertyville Bank owns the main bank facility, which is a 13,000 square foot two story brick building located at 507 North Milwaukee Avenue in downtown Libertyville, Illinois. Libertyville Bank also owns a 2,500 square foot drive-in, walk-up banking facility at 201 Hurlburt Court, approximately five blocks southeast of the main banking facility. A leased branch facility located at 1167 South Milwaukee Avenue in south Libertyville was opened in October 1998. Libertyville Bank maintains ATMs at each of its banking locations and at one offsite location.

Barrington Bank currently has one physical banking location at 201 South Hough Street in Barrington, Illinois which is a 12,700 square foot, two story frame construction building that has an attached drive-through facility. Barrington Bank has two ATMs, but no offsite ATMs.

In September 1998, Crystal Lake Bank moved into its permanent two story, 12,000 square foot main bank facility located at 70 Williams Street in downtown Crystal Lake, Illinois. In March 1999, Crystal Lake Bank opened a drive-up facility that is located in the downtown area, near the main bank facility. In September 1999, Crystal Lake Bank opened a full service owned facility located at 1000 McHenry Avenue in south Crystal Lake. Crystal Lake Bank maintains an ATM at each location.

FIFC's offices are located at 520 Lake Cook Road, Suite 300, Deerfield, Illinois. FIFC leases approximately 12,000 square feet of office space under a contract that expires in the year 2000. In mid-2000, FIFC will relocate to a facility in Northbrook that was purchased in late 1999.

WAMC's executive and operations staff are based in office space leased from Lake Forest Bank. WAMC also leases office space for its trust professionals at Lake Forest Bank, Hinsdale Bank, North Shore Bank and Barrington Bank.

Tricom leases approximately 10,700 square feet of office space in Milwaukee, Wisconsin at 11270 West Park Place, Suite 100.

See Note 6 to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.



                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the Common Stock during 1999 and 1998.

                                                    1999                               1998
                                                    ----                               ----
                                             HIGH            LOW               HIGH              LOW
                                             ----            ---               ----              ---
Fourth quarter                             $ 18.19          14.69              20.13           16.50
Third quarter                                19.12          16.19              23.00           17.13
Second quarter                               26.75          17.50              20.38           17.38
First quarter                                20.25          15.50              18.50           16.50

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
---------------------------------------------

As of February 29, 2000 there were 1,473 shareholders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK
-------------------------

In January 2000, the Company's Board of Directors approved the first semi-annual cash dividend on its common stock. The dividend in the amount of $0.05 per share was paid on February 24, 2000 to shareholders of record as of February 10, 2000. The declaration of dividends is at the discretion of the Company's Board of Directors and depends upon earnings, capital requirements, regulatory limitations, tax considerations, the operating and financial condition of the Company and other factors. Additionally, the payment of dividends may be restricted under certain terms of the Company's Trust Preferred Securities offering.

Because the Company's consolidated net income consists largely of net income of the Banks, FIFC and Tricom, the Company's ability to pay dividends depends upon its receipt of dividends from these entities. The Banks' ability to pay dividends is regulated by banking statutes. See "Financial Institution Regulation Generally - Dividend Limitations" on page 10 of this Form 10-K. During 1998, Lake Forest Bank paid $8.25 million of dividends to the Company. There were no dividends paid by the Banks to the Company during either 1999 or 1997. In addition, Crystal Lake Bank is subject to additional restrictions prohibiting the payment of dividends by a de novo bank in its first three years of operations. The de novo period will end in December 2000 for Crystal Lake Bank. In addition, the payment of dividends may be restricted under certain financial covenants in the Company's revolving line of credit.

Reference is made to Note 14 to the Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference, for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

In Hinsdale Bank's acquisition of 100% of the stock of Tricom, completed effective as of October 1, 1999, the Company issued 227,635 shares of Common Stock as part of the purchase price to the two individual selling shareholders. Such shares were issued and sold without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

On November 17, 1999, the Company sold 352,942 shares of Common Stock for $6 million in cash directly to two institutional investors in a private placement transaction exempt from registration pursuant to Section 4(2).

ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the 1999 Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference. The Company had no cash dividends declared during any period during the last five years. The Company had no Preferred Stock outstanding at December 31, 1999, 1998, 1997 or 1996. Predecessors of the Company did have $503,000 of Preferred Stock outstanding at December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Certain information required in response to this item is contained in the 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management" and in Notes 15 and 16 to the Consolidated Financial Statements, which are incorporated herein by reference. This information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto contained in the 1999 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the 1999 Annual Report to Shareholders under the caption "Consolidated Financial Statements," and is incorporated herein by reference. Also, refer to Item 14 of this Report for the Index to Financial Statements.

SUPPLEMENTAL STATISTICAL DATA
-----------------------------

                              SECURITIES PORTFOLIO

Tables presenting the carrying amounts and gross unrealized gains and losses for securities held-to-maturity and available-for-sale at December 31, 1999 and 1998 are included by reference to Note 2 to the Consolidated Financial Statements included in the 1999 Annual Report to Shareholders, which is incorporated herein by reference. Maturities of securities as of December 31, 1999 by maturity distribution are as follows (in thousands):


                                                                                       Mortgage-     Federal
                                      Within      From 1       From 5 to     After      backed       Agency
                                      1 Year   to 5 years      10 years    10 years    securities   Bank stock      Total
                                     --------  ----------      --------    --------    ----------   ----------    --------
U.S. Treasury obligations             $ 1,242      37,929           -           -            -             -       39,171
Federal agency obligations             40,711      24,597       4,876           -            -             -       70,184
Municipal securities                      498       1,545           -       1,995            -             -        4,038
Corporate notes and other              23,390       4,015       1,028      10,592            -             -       39,025
Mortgage-backed securities (1)              -           -           -           -       46,124             -       46,124
Federal Agency Bank stock (2)               -           -           -           -            -         7,253        7,253
                                     --------  ----------      --------    --------    ----------   ----------    --------

      Total                          $ 65,841      68,086       5,904      12,587       46,124         7,253      205,795
                                     ========  ==========      ========    ========    ==========   ==========    ========

The weighted average yield for each range of maturities of securities, on a tax equivalent basis, is shown below as of December 31, 1999:


                                                                                       Mortgage-     Federal
                                      Within      From 1       From 5 to     After      backed       Agency
                                      1 Year   to 5 years      10 years    10 years    securities   Bank stock      Total
                                     --------  ----------      --------    --------    ----------   ----------    --------
U.S. Treasury obligations               5.13%       5.28%           -           -            -             -        5.28%
Federal agency obligations              5.45%       6.06%       5.59%           -            -             -        5.67%
Municipal securities                    5.80%       6.54%           -       8.25%            -             -        7.29%
Corporate notes and other               5.16%       7.03%       6.61%       7.21%            -             -        5.98%
Mortgage-backed securities (1)              -           -           -           -        7.38%             -        7.38%
Federal Agency Bank stock (2)               -           -           -           -            -         6.85%        6.85%
                                     --------  ----------      --------    --------    ----------   ----------    --------

      Total                             5.34%       5.69%       5.77%       7.37%        7.38%         6.85%        6.11%
                                     ========  ==========      ========    ========    ==========   ==========    ========

(1) Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.
(2)  Includes  stock of the Federal  Reserve  Bank and of the Federal  Home Loan
     Bank.


                                 LOAN PORTFOLIO

The following table shows the Company's loan portfolio by category for the five previous fiscal years (in thousands):

At December 31                                      1999              1998            1997           1996            1995
-----------                                         ----              ----            ----           ----            ----


Commercial/commercial real estate                    $ 485,776         366,229        235,483         182,403         101,271
Home equity                                            139,194         111,537        116,147          87,303          54,592
Residential real estate                                111,026          91,525         61,611          51,673          37,074
Premium finance receivables                            225,239         183,165        131,952          59,240          15,703
Indirect auto                                          255,434         210,137        139,296          91,211          37,323
Tricom finance receivables                              17,577               -              -               -               -
Installment and other                                   49,925          34,650         32,153          23,717          14,032
                                               ----------------    ------------    -----------    ------------    ------------
   Total loans                                       1,284,171         997,243        716,642         495,547         259,995
Less: Unearned income                                    5,922           5,181          4,011           2,999           1,764
                                               ----------------    ------------    -----------    ------------    ------------
   Total loans, net of
      unearned income                                $1,278,249        992,062        712,631         492,548         258,231
                                               ================    ============    ===========    ============    ============

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. This category also includes certain commercial equipment leases. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Equipment loans and leases are generally fully amortized over 24 to 60 months and secured by titles and/or U.C.C. filings. Working capital lines are generally renewable annually and supported by business assets, personal guarantees and, oftentimes, additional collateral. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. The vast majority of commercial loans are made within the Banks' immediate market areas. The increase in this loan category can be attributed to additional banking facilities, an emphasis on business development calling programs and superior servicing of existing commercial loan customers which has increased referrals.

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

The following table classifies the commercial loan portfolio category at December 31, 1999 by date at which the loans mature:

                                                                           FROM ONE
                                                        ONE YEAR            TO FIVE         AFTER
                                                         OR LESS             YEARS        FIVE YEARS         TOTAL
                                                       ------------     ------------     ------------     ------------
                                                                          (IN THOUSANDS)
           Commercial loans and commercial real
             estate loans...........................    $ 208,062          225,074           52,640         485,776
           Premium finance receivables, net of
             unearned income........................      219,341                -                -         219,341
           Tricom finance receivables...............       17,577                -                -          17,577

Of those loans maturing after one year, approximately $228.5 million have fixed rates.

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

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks' target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. As of December 31, 1999, indirect auto loans comprised approximately 84% of the Company's consumer loan portfolio. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $15,000 and have an original maturity of 36 to 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with this portfolio is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks' stringent credit standards.

Residential real estate mortgages. The residential real estate category predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals, bridge financing loans for qualifying customers and mortgage loans held for sale into the secondary market. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago metropolitan area or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations, however, the Banks do accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks' own portfolios. A portion of the loans sold by the Banks into the secondary market is to the Federal National Mortgage Association ("FNMA") whereby the servicing of those loans is retained. The amount of loans serviced for FNMA as of December 31, 1999 and 1998 was $87.1 million and $82.1 million, respectively. All other mortgage loans held for sale are sold into the secondary market without the retention of servicing rights.

Premium finance receivables. The Company originates premium finance receivables through FIFC, which, in turn, are mostly sold to the Banks and retained within their loan portfolios. In 1999, the Company began selling a portion of premium finance receivable originations to an unrelated financial institution, which resulted in the recognition of gains from the sales of these receivables. FIFC sold approximately $69 million of receivables to this third party in 1999 and recognized approximately $1.0 million in gains. As of December 31, 1999, the balance of these receivables that are being serviced by FIFC totaled approximately $46.2 million. All premium finance receivables are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.

FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC's marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC's own sales force by working with insurance agents and brokers throughout the United States. As of December 31, 1999, FIFC had the necessary licensing and other regulatory approvals to do business in all 50 states and the District of Columbia.

In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The average initial balance of premium finance loans is approximately $13,000 and the average term of the agreements is approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company's standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (i.e. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured are not sufficient to cover the a entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company's collateral position is in jeopardy.

Tricom finance receivables. The October 1999 acquisition of Tricom added this category, which consists of high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. The clients' working capital needs arise primarily from the timing differences between weekly payroll funding and monthly collections from customers. The primary security for Tricom's finance receivables are the accounts receivable of its clients and personal guarantees. Tricom generally advances 80-95% based on various factors including the client's financial condition, the length of client relationship and the nature of the client's customer business lines. Typically, Tricom will also provide value-added out-sourced administrative services to many of these clients, such as data processing of payrolls, billing and cash management services, which generates additional fee income.

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


                       RISK ELEMENTS IN THE LOAN PORTFOLIO

For analysis and review of the allowance for possible loan losses; non-accrual, past due and restructured loans; other real estate owned; potential problem loans; and loan concentrations, reference is made to the "Credit Risk and Asset Quality" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1999 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

An allocation of the allowance for possible loan losses by major loan type is presented below (dollars in thousands):

                                          December 31, 1999               December 31, 1998              December 31, 1997
                                    ------------------------------- ----------------------------- ---------------------------------
                                                     % of loans                      % of loans                     % of loans
                                                       in each                         in each                        in each
                                                     category to                     category to                   category to
                                        Amount       total loans        Amount       total loans      Amount        total loans
                                    ------------     ------------    ------------   ------------    ------------   ------------
  Commercial and
    commercial real estate..........    $ 3,435          38%            $ 2,480          37%           $1,490          33%
  Home equity.......................      1,146          11               1,046          11               580          16
  Residential real estate...........        126           9                  81           9                43           9
  Premium finance...................        721          17                 919          18               702          18
  Indirect auto.....................      1,947          20               1,205          21               679          19
  Tricom finance receivables.               120           1                   -           -                 -           -
  Installment and other.............        469           4                 494           4               218           5
  Unallocated.......................        819           -                 809           -             1,404           -
                                    ------------     ------------    ------------   ------------    ------------   ------------

 Total..............................    $ 8,783         100%            $ 7,034         100%           $5,116          100%
                                    ============     ============    ============   ============    ============   ============

The above allocation is made for analytical purposes. It is not anticipated that charge-offs during the year ending December 31, 2000 will exceed the amount allocated to any individual category of loan. For further review of the loan loss provision and the allowance for possible loan losses reference is made to the "Credit Risk and Asset Quality" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1999 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

                                    DEPOSITS

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 1999 (in thousands):

  Maturing within 3 months ...............................        $ 113,393
  After 3 but within 6 months ............................           84,991
  After 6 but within 12 months ...........................          161,706
  After 12 months ........................................           72,892
                                                              ---------------

    Total ................................................        $ 432,982
                                                              ===============


                           Return on Equity and Assets

 The following table presents certain ratios relating to the Company's equity and assets:

Year Ended December 31                                                1999            1998           1997
----------------------                                                ----            ----           ----

Return on average total assets .................................       0.63%           0.53%          0.56%
Return on average common shareholders' equity ..................      11.58%           8.68%          7.88%
Dividend payout ratio ..........................................       0.00%           0.00%          0.00%

Average equity to average total assets .........................        5.4%            6.1%           7.2%
Ending total risk based capital ratio ..........................        8.4%            9.7%           9.4%
Leverage ratio .................................................        7.1%            7.5%           6.6%


                              SHORT-TERM BORROWINGS

The information required in connection with Short-Term Borrowings is contained in the "Analysis of Financial Condition - Short-Term Borrowings and Notes Payable" sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Annual Report to Shareholders filed herewith as Exhibit 13.1, and is incorporated herein by reference. During 1999, the Company entered into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Fixed-coupon reverse repurchase agreements are treated a financings, and the obligations to repurchase securities sold are reflected as short-term borrowings in the Company's 1999 Annual Report to Shareholders under the caption "Consolidated Statements of Condition". The dollar amounts of securities underlying the agreements remain in the available-for-sale securities section of the Consolidated Statements of Condition. During 1999, the maximum month-end balance of reverse repurchase agreements was $82.4 million. At December 31, 1999, securities sold under agreements to repurchase consisted of U.S. government agency mortgage-backed securities. These securities underlying the agreements were delivered to the dealer who arranged the transactions. The agreements require the Company to repurchase the same securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At its regular board meeting on April 29, 1999, the Company's Board of Directors voted to approve the Audit Committee's recommendation to engage the accounting firm of Ernst & Young LLP as independent accountants for the year ended December 31, 1999. The work of KPMG LLP was terminated on April 29, 1999, subsequent to the Form 10-K report for December 31, 1998, which was filed with the Securities and Exchange Commission on March 30, 1999. During the audits of the two fiscal years ended December 31, 1998 and the subsequent interim period through April 29, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, nor have there been any reportable events. The information required in response to this item is contained in the April 29, 1999 Form 8-K that was filed with the Commission on May 6, 1999, and is incorporated herein by reference.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 25, 2000 under the caption "Management" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                          FORM 8-K

(a)      Documents filed as part of this Report:

         1., 2.      Financial Statements and Schedules
                     ----------------------------------

        The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to the 1999 Annual Report to Shareholders filed as Exhibit 13.1, are filed as part of this document pursuant to Item 8. Financial Statements and Supplementary Data:

        - Consolidated Statements of Condition as of December 31, 1999 and 1998
        - Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997
        - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
        - Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
        - Notes to Consolidated Financial Statements
        - Independent Auditors' Reports

         No schedules are required to be filed with this report.

3.      Exhibits  (Exhibits  marked with a "*" denote  management  contracts  or
        --------    compensatory plans or arrangements)

2.1 Stock Purchase Agreement Among Wintrust Financial Corporation and John Leopold and Mark Kahn dated September 16, 1999 in relation to the acquisition of Tricom, Inc. of Milwaukee (incorporated by reference to Exhibit 2.1 of the Company's October 26, 1999 Form 8-K filed with the Securities and Exchange Commission on November 1, 1999).

2.2 Post-Closing Indemnification and Escrow Agreement in relation to the acquisition of Tricom, Inc. of Milwaukee (incorporated by reference to Exhibit 2.2 of the Company's October 26, 1999 Form 8-K filed with the Securities and Exchange Commission on November 1, 1999).

3.1 Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2 Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to
        Exhibit 3.2 of the Company's  Form 10-K for the year ended  December 31,
        1998).

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

4.2 Preferred Securities Guarantee Agreement by and between Wintrust Financial Corporation and Wilmington Trust Company dated September 29, 1998, relating to the 9.00% Cumulative Trust Preferred Securities of Wintrust Capital Trust I (incorporated by reference to Exhibit 4.2 of the Company's Form 10-K for the year ended December 31, 1998).

4.3 Indenture by and between Wintrust Financial Corporation and Wilmington Trust Company dated September 29, 1998, relating to the 9.00% Subordinated Debentures issued to Wintrust Capital Trust I (incorporated by reference to Exhibit 4.3 of the Company's Form 10-K for the year ended December 31, 1998).

4.4 Amended and Restated Trust Agreement by and among Wintrust Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated September 29, 1998, relating to the 9.00% Cumulative Trust Preferred Securities of Wintrust Capital Trust I (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K for the year ended December 31, 1998).

4.5 Form of Preferred Security Certificate of Wintrust Capital Trust I (included as an exhibit to Exhibit 4.4).

4.6     Form of Subordinated Debenture (included as an exhibit to Exhibit 4.3).

10.1 $25 Million Revolving Loan Agreement between LaSalle National Bank and Wintrust Financial Corporation, dated September 1, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

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

10.5    Fourth   Amendment  to  Loan  Agreement   between   Wintrust   Financial
        Corporation and LaSalle Bank National Association, dated September 1, 1999.

10.6 Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996).*

10.7 Lake Forest Bank & Trust Company Lease for drive-up facility located at the corner of Bank Lane & Wisconsin Avenue, Lake Forest, Illinois, dated December 11, 1992 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
        1996).

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

10.10 Lake Forest Bank & Trust Company Lease for banking facility located at 103 East Scranton Avenue, Lake Bluff, Illinois, dated November 1, 1994 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

10.11 North Shore Bank & Trust Company Lease for banking facility located at 362 Park Avenue, Glencoe, Illinois, dated July 27, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

10.12 North Shore Bank & Trust Company Lease for banking facility located at 794 Oak Street, Winnetka, Illinois, dated June 16, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

10.13 Barrington Bank and Trust Company Lease for property located at 202A South Cook Street, Barrington, Illinois, dated December 29, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

10.14 Real Estate Contract by and between Wolfhoya Investments, Inc. and Amoco Oil Company, dated March 25, 1996, and amended as of __________, 1996, relating to the purchase of property located at 201 South Hough, Barrington, Illinois (incorporated by reference to Exhibit 10.25 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

10.15   Form of Employment Agreement entered into between the Company and Howard
        D. Adams, former Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.26 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996). *

10.16 Form of Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company entered into Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice President-Marketing, Lloyd M. Bowden, Executive Vice President-Technology and Randolph M. Hibben, Executive Vice President-Investments during 1998 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1998). *

10.17 First Premium Services, Inc. Lease, as amended, for corporate offices located at Lake Cook Road, Deerfield, Illinois (incorporated by reference to Exhibit 10.27 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

10.18 Lake Forest Bank & Trust Company Lease for drive-up and walk-up facility located at 911 South Telegraph Road, Lake Forest, Illinois, dated November 7, 1996 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

10.19 Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May
                         ----------
        22, 1997 Annual Meeting of Shareholders of the Company). *

10.20   Wintrust   Financial    Corporation   Employee   Stock   Purchase   Plan
        (incorporated by reference to Appendix B of the Proxy Statement relating
                                      ----------
        to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

13.1    1999 Annual Report to Shareholders.

21.1    Subsidiaries of the Registrant.

23.1    Consent of Independent Auditors.

27.1    Financial Data Schedule.

(b)     Reports on Form 8-K

        There were three Form 8-K reports filed with the Securities and Exchange Commission during the fourth quarter of 1999 as follows:

                October 19, 1999 - Form 8-K filed on October 28, 1999 to announce the Company's third quarter 1999 earnings.

                October 26, 1999 - Form 8-K filed on November 1, 1999 to announce the completion of the acquisition of Tricom, Inc. of Milwaukee.

                December 23, 1999 - Form 8-K/A filed on December 23, 1999 to include the required financial statements and pro forma financial information in relation to the acquisition of Tricom, Inc. of Milwaukee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wintrust Financial Corporation

Edward J. Wehmer            EDWARD J. WEHMER                      March 28, 2000
                            --------------------------
                            President and Chief Executive Officer

David A. Dykstra            DAVID A. DYKSTRA                      March 28, 2000
                            --------------------------
                            Executive Vice President &
                            Chief Financial Officer
                            (Principal Financial Officer)

Todd A. Gustafson           TODD A. GUSTAFSON                     March 28, 2000
                            --------------------------
                            Vice President - Finance
                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John S. Lillard             JOHN S. LILLARD                       March 28, 2000
                            --------------------------
                            Chairman of the Board of Directors

Edward J. Wehmer            EDWARD J. WEHMER                      March 28, 2000
                            --------------------------
                            President and CEO and Director

Joseph Alaimo               JOSEPH ALAIMO                         March 28, 2000
                            --------------------------
                            Director

Peter Crist                 PETER CRIST                           March 28, 2000
                            --------------------------
                            Director

Bruce K. Crowther           BRUCE K. CROWTHER                     March 28, 2000
                            --------------------------
                            Director

Maurice F. Dunne, Jr.       MAURICE F. DUNNE, JR.                 March 28, 2000
                            --------------------------
                            Director

William C. Graft            WILLIAM C. GRAFT                      March 28, 2000
                            --------------------------
                            Director

Kathleen R. Horne           KATHLEEN R. HORNE                     March 28, 2000
                            --------------------------
                            Director

John Leopold                JOHN LEOPOLD                          March 28, 2000
                            --------------------------
                            Director

James E. Mahoney            JAMES E. MAHONEY                      March 28, 2000
                            --------------------------
                            Director

James B. McCarthy           JAMES B. MCCARTHY                     March 28, 2000
                            --------------------------
                            Director

Marquerite Savard McKenna   MARQUERITE SAVARD MCKENNA             March 28, 2000
                            --------------------------
                            Director

Albin F. Moschner           ALBIN F. MOSCHNER                     March 28, 2000
                            --------------------------
                            Director

Thomas J. Neis              THOMAS J. NEIS                        March 28, 2000
                            --------------------------
                            Director

Hollis W. Rademacher        HOLLIS W. RADEMACHER                  March 28, 2000
                            --------------------------
                            Director

J. Christopher Reyes        J. CHRISTOPHER REYES                  March 28, 2000
                            --------------------------
                            Director

Peter Rusin                 PETER RUSIN                           March 28, 2000
                            --------------------------
                            Director

John N. Schaper             JOHN N. SCHAPER                       March 28, 2000
                            --------------------------
                            Director

John J. Schornack           JOHN J. SCHORNACK                     March 28, 2000
                            --------------------------
                            Director

Ingrid S. Stafford          INGRID S. STAFFORD                    March 28, 2000
                            --------------------------
                            Director

Jane R. Stein               JANE R. STEIN                         March 28, 2000
                            --------------------------
                            Director

Katharine V. Sylvester      KATHARINE V. SYLVESTER                March 28, 2000
                            --------------------------
                            Director

Lemuel H. Tate, Jr.         LEMUEL H. TATE, JR.                   March 28, 2000
                            --------------------------
                            Director

Larry Wright                LARRY WRIGHT                          March 28, 2000
                            --------------------------
                            Director