Form 10-Q
period 2000-03-31
WINTRUST FINANCIAL CORP
filed 2000-05-15
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                         Commission File Number 0-21923


                         WINTRUST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


              Illinois                                    36-3873352
---------------------------------------     ------------------------------------
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

Common Stock - no par value, 8,756,177 shares, as of May 8, 2000.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                            Page

ITEM 1.  Financial Statements.__________________________________________    1-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ______________________________________    8-25

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. __   26-28


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ____________________________________________     29

ITEM 2.  Changes in Securities. ________________________________________     29

ITEM 3.  Defaults Upon Senior Securities. ______________________________     29

ITEM 4.  Submission of Matters to a Vote of Security Holders.___________     29

ITEM 5.  Other Information. ____________________________________________     29

ITEM 6.  Exhibits and Reports on Form 8-K. _____________________________     29

         Signatures ____________________________________________________     30

         Exhibit Index _________________________________________________     31

                                     PART I
                           ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)


                                                                        March 31,        December 31,         March 31,
                                                                          2000               1999               1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $  42,664          $  53,066          $  32,989
Federal funds sold                                                            97,099             28,231             28,945
Interest-bearing deposits with banks                                             288              2,547              3,545
Available-for-Sale securities, at fair value                                 210,825            205,795            195,142
Loans, net of unearned income                                              1,307,796          1,278,249          1,071,016
    Less: Allowance for possible loan losses                                   9,359              8,783              7,518
---------------------------------------------------------------------------------------------------------------------------
    Net loans                                                              1,298,437          1,269,466          1,063,498
Premises and equipment, net                                                   74,891             72,851             61,966
Accrued interest receivable and other assets                                  36,382             35,943             31,972
Goodwill and other intangible assets, net                                     11,305             11,483              1,379
---------------------------------------------------------------------------------------------------------------------------

    Total assets                                                         $ 1,771,891         $1,679,382         $1,419,436
===========================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                      $ 155,507          $ 154,034          $ 117,463
 Interest bearing                                                          1,378,154          1,309,588          1,135,336
---------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                        1,533,661          1,463,622          1,252,799

Short-term borrowings                                                         68,721             59,843             40,033
Notes payable                                                                 14,050              8,350              2,000
Long-term debt - trust preferred securities                                   31,050             31,050             31,050
Accrued interest payable and other liabilities                                29,574             23,570             16,330
---------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                      1,677,056          1,586,435          1,342,212
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                  -                  -                  -
  Common stock                                                                 8,838              8,771              8,161
  Surplus                                                                     83,487             82,792             73,001
  Common stock warrants                                                          100                100                100
  Treasury stock, at cost                                                     (1,306)                 -                  -
  Retained earnings (deficit)                                                  6,235              3,555             (4,038)
  Accumulated other comprehensive loss                                        (2,519)            (2,271)                 -
---------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                94,835             92,947             77,224
---------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                           $ 1,771,891        $ 1,679,382        $ 1,419,436
===========================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
                                                                Three Months Ended
                                                                     March 31,
                                                             2000                 1999
===========================================================================================
INTEREST INCOME
  Interest and fees on loans                                 $ 28,738             $ 21,663
  Interest bearing deposits with banks                             16                   71
  Federal funds sold                                              247                  193
  Securities                                                    3,308                2,351
-------------------------------------------------------------------------------------------
    Total interest income                                      32,309               24,278
-------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest on deposits                                        16,599               12,550
   Interest on short-term borrowings and notes payable          1,107                  177
   Interest on long-term debt - trust preferred securities        735                  735
-------------------------------------------------------------------------------------------
     Total interest expense                                    18,441               13,462
-------------------------------------------------------------------------------------------

NET INTEREST INCOME                                            13,868               10,816
Provision for possible loan losses                              1,141                  784
-------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses   12,727               10,032
-------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Fees on mortgage loans sold                                     483                1,298
  Service charges on deposit accounts                             469                  334
  Trust fees                                                      472                  225
  Gain on sale of premium finance receivables                   1,241                    -
  Administrative services revenue                               1,013                    -
  Net securities gains                                              3                    -
  Other                                                           597                  451
-------------------------------------------------------------------------------------------
    Total non-interest income                                   4,278                2,308
-------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                6,335                5,079
  Occupancy, net                                                1,010                  676
  Equipment expense                                             1,149                  628
  Data processing                                                 680                  482
  Advertising and marketing                                       249                  369
  Professional fees                                               295                  310
  Amortization of intangibles                                     178                   35
  Other                                                         2,213                1,957
-------------------------------------------------------------------------------------------
    Total non-interest expense                                 12,109                9,536
-------------------------------------------------------------------------------------------

Income before income taxes                                      4,896                2,804
Income tax expense                                              1,774                  970
-------------------------------------------------------------------------------------------

NET INCOME                                                    $ 3,122              $ 1,834
===========================================================================================
NET INCOME PER COMMON SHARE - BASIC                            $ 0.35               $ 0.22
===========================================================================================
NET INCOME PER COMMON SHARE - DILUTED                          $ 0.35               $ 0.22
===========================================================================================

Weighted average common shares outstanding                      8,798                8,155
Dilutive potential common shares                                  213                  323
-------------------------------------------------------------------------------------------
Average common shares and dilutive common shares                9,011                8,478
===========================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (In thousands, except share data)

                                                                                                         Accumulated
                                                                                                            other
                                       Compre-                          Common     Retained                 compre-       Total
                                       hensive     Common                stock     earnings    Treasury     hensive    shareholders'
                                       income       stock   Surplus    warrants    (deficit)     Stock    income(loss)    equity
                                       ------       -----   -------    --------    ---------     -----    ------------    ------
Balance at December 31, 1998                      $ 8,150  $ 72,878       $ 100    $ (5,872)        $ -        $ (51)    $ 75,205

Comprehensive Income:
Net income                             $ 1,834          -         -           -       1,834           -            -        1,834
Other Comprehensive Income, net of tax:
   Unrealized gains on securities,
    net of reclassification adjustment      51          -         -           -           -           -           51           51
                                       --------
Comprehensive Income                   $ 1,885
                                       ========

Common stock issued upon exercise
   of stock options                                    11       123           -           -           -            -          134

-------------------------------------             --------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                         $ 8,161  $ 73,001       $ 100    $ (4,038)        $ -          $ -     $ 77,224
=====================================             ================================================================================

Balance at December 31, 1999                      $ 8,771  $ 82,792       $ 100     $ 3,555         $ -     $ (2,271)    $ 92,947

Comprehensive Income:
Net income                             $ 3,122          -         -           -       3,122           -            -        3,122
Other Comprehensive Income (Loss),
 net of tax:
   Unrealized losses on securities,
    net of reclassification adjustment    (248)         -         -           -           -           -         (248)        (248)
                                       --------
Comprehensive Income                   $ 2,874
                                       ========

Cash dividends declared on common stock                 -         -           -        (442)          -            -         (442)

Purchase of treasury stock, 85,200
   shares at cost                                       -         -           -           -      (1,306)           -       (1,306)

Common stock issued upon exercise
   of stock options                                    67       695           -           -           -            -          762

-------------------------------------             --------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                         $ 8,838  $ 83,487       $ 100     $ 6,235    $ (1,306)    $ (2,519)    $ 94,835
=====================================             ================================================================================

                                                                              Three Months Ended March 31,
                                                                                    2000        1999
                                                                                   ------      ------
Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during the period                         $ (439)      $  57
Less: Reclassification adjustment for gains included in net income                       3           -
Less: Income tax expense (benefit)                                                    (194)          6
                                                                                    --------     -------
Net unrealized gains (losses) on securities                                         $ (248)      $  51
                                                                                    ========     =======


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
                                                                       For the Period Ended
                                                                            March 31,
----------------------------------------------------------------------------------------------------
                                                                          2000               1999
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                             $ 3,122            $ 1,834
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for possible loan losses                                     1,141                784
    Depreciation and amortization                                          1,466                993
    Deferred income tax benefit                                              (75)              (370)
    Net accretion/amortization of securities                                 241               (135)
    Originations of mortgage loans held for sale                         (35,839)           (89,574)
    Proceeds from sales of mortgage loans held for sale                   43,962             88,575
    Purchase of trading securities                                        (2,940)                 -
    Proceeds from sale of trading securities                               2,945                  -
    Gain on sale of trading securities                                        (5)                 -
    Gain on sale of premium finance receivables                           (1,241)                 -
    Gain on sale of Available-for-Sale securities                             (3)                 -
    Decrease in other assets, net                                           (176)            (1,614)
    Increase in other liabilities, net                                     6,004              3,691
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 18,602              4,184
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities               16,233            144,025
  Proceeds from maturities of Held-to-Maturity securities                      -              5,000
  Proceeds from sale of Available-for-Sale securities                      1,998                  -
  Purchases of Available-for-Sale securities                             (23,935)          (129,854)
  Proceeds from sale of premium finance receivables                       71,414                  -
  Net decrease in interest-bearing deposits with banks                     2,259              4,318
  Net increase in loans                                                 (108,408)           (78,255)
  Purchases of premises and equipment, net                                (3,328)            (5,759)
----------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                   (43,767)           (60,525)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                            70,039             23,645
  Increase in short-term borrowings, net                                   8,878             40,033
  Proceeds from notes payable                                              5,700              2,000
  Common stock issued upon exercise of stock options                         762                134
  Repurchase of common stock                                              (1,306)                 -
  Dividends paid                                                            (442)                 -
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 83,631             65,812
----------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 58,466              9,471
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          81,297             52,463
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $139,763           $ 61,934
====================================================================================================


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

Wintrust is a bank holding company currently engaged in the business of providing community banking services through its banking subsidiaries to customers in the Chicago metropolitan area, trust and investment services, financing of commercial insurance premiums, and financing and administrative services to the temporary services industry.

As of March 31, 2000, Wintrust had six wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank").

The Company provides financing of commercial insurance premiums ("premium finance receivables") on a national basis, through its subsidiary, First Insurance Funding Corporation ("FIFC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. On September 30, 1998, Wintrust began operating a wholly-owned trust and investment subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"), which currently provides trust and investment services at four of the Wintrust banks. Previously, the Company provided trust services through the trust department of Lake Forest Bank. In October 1999, Hinsdale Bank acquired Tricom, Inc. of Milwaukee ("Tricom"), a provider of short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing clients located throughout the United States.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.

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

(3) Earnings Per Share
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                      For the Three Months
                                                                         Ended March 31,
                                                               ----------------------------------
                                                                    2000               1999
                                                               ----------------   ---------------

     Net income                                      (A)             $ 3,122           $ 1,834
                                                               ================   ===============

     Average common shares outstanding               (B)               8,798             8,155
     Effect of dilutive common shares                                    213               323
                                                               ----------------   ---------------

     Weighted average common shares and
        effect of dilutive common shares             (C)               9,011             8,478
                                                               ================   ===============

     Net income per average
        common share - Basic                        (A/B)            $  0.35           $  0.22
                                                               ================   ===============

     Net income per average
        common share - Diluted                      (A/C)            $  0.35           $  0.22
                                                               ================   ===============

The effect of dilutive common shares outstanding results from stock options, stock warrants and shares to be issued under the Employee Stock Purchase Plan, all being treated as if they had been either exercised or issued, and are computed by application of the treasury stock method.


(4) Long-term Debt - Trust Preferred Securities
    -------------------------------------------

In October 1998, the Company completed its offering of $31.05 million of 9.00% Cumulative Trust Preferred Securities. For purposes of generally accepted accounting principles, these securities are considered to be debt securities and not a component of shareholders' equity. The Trust Preferred Securities offering has increased Wintrust's regulatory capital under Federal Reserve guidelines. Interest expense on the Trust Preferred Securities is also deductible for income tax purposes. For further information on the Trust Preferred Securities, please refer to Note 10 of the Company's Consolidated Financial Statements included in the Annual Report and Form 10-K for the year ended December 31, 1999.

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

The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance and indirect auto segments. For purposes of internal segment profitability analysis, management reviews the results of its premium finance and indirect auto segments as if all loans originated and sold to the banking segment were retained within that segment's operations; thereby causing the inter-segment elimination amounts shown in the following table. The following table is a summary of certain operating information for reportable segments for the three-month periods ended March 31, 2000 and 1999 (in thousands):

                                                          For the Three Months
                                                             Ended March 31,
                                                       2000                  1999
                                                  ----------------      ----------------
     NET INTEREST INCOME:
     Banking                                           $   12,594             $  10,056
     Premium Finance                                        3,532                 3,132
     Indirect Auto                                          1,875                 1,864
     Tricom                                                   797                   N/A
     Trust                                                    122                   108
     Inter-segment eliminations                           (4,156)               (3,609)
     Other                                                  (896)                 (735)
                                                  ----------------      ----------------
        Total                                           $  13,868             $  10,816
                                                  ================      ================

     NON-INTEREST INCOME:
     Banking                                            $   1,714             $   2,140
     Premium Finance                                        1,241                     -
     Indirect Auto                                              -                     -
     Tricom                                                 1,017                   N/A
     Trust                                                    472                   225
     Inter-segment eliminations                             (166)                  (57)
                                                  ----------------      ----------------
        Total                                           $   4,278             $   2,308
                                                  ================      ================

     SEGMENT PROFIT (LOSS):
     Banking                                            $   2,848             $   2,361
     Premium Finance                                        1,331                   944
     Indirect Auto                                            550                   671
     Tricom                                                   283                   N/A
     Trust                                                  (121)                 (232)
     Inter-segment eliminations                           (1,077)               (1,206)
     Other                                                  (692)                 (704)
                                                  ----------------      ----------------
        Total                                           $   3,122             $   1,834
                                                  ================      ================

     SEGMENT ASSETS:
     Banking                                           $1,793,904            $1,450,907
     Premium Finance                                      303,524               274,444
     Indirect Auto                                        260,691               236,718
     Tricom                                                30,667                   N/A
     Trust                                                  2,375                 2,672
     Inter-segment eliminations                         (624,112)             (549,907)
     Other                                                  4,842                 4,602
                                                  ----------------      ----------------
        Total                                          $1,771,891            $1,419,436
                                                  ================      ================

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition as of March 31, 2000, compared with December 31, 1999, and March 31, 1999, and the results of operations for the three-month periods ended March 31, 2000 and 1999 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

OVERVIEW AND STRATEGY

The Company's operating subsidiaries were organized within the last nine years, with an average life of its six subsidiary banks of approximately five years. Wintrust has grown rapidly during the past few years and its Banks have been among the fastest growing community-oriented de novo banking operations in Illinois and the country. Because of the rapid growth, the historical performance of the Banks, FIFC and WAMC has been affected by costs associated with growing market share, establishing new de novo banks, opening new branch facilities, and building an experienced management team. The Company's financial performance over the past several years generally reflects improving profitability of the operating subsidiaries, as they mature, offset by the significant costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability. Similarly, management currently expects a start-up phase for WAMC to continue for up to two more years before its operations become profitable.

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

Crystal Lake Bank, since moving into its permanent location in downtown Crystal Lake in September 1998, opened a new drive-thru facility in March 1999 and a new full-service branch facility in south Crystal Lake in September 1999. In October 1999, North Shore Bank opened a new full-service branch facility in Skokie, Illinois. In February 2000, the Lake Forest Bank opened a new temporary branch facility in Highwood, Illinois. A permanent facility in Highwood is currently under construction and should be open later this year. Expenses related to these new banking operations predominantly impact only the 2000 operating results presented in this discussion and analysis.

While committed to a continuing growth strategy, management's current focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the Banks, FIFC, WAMC and Tricom. One aspect of this strategy is to continue to pursue specialized earning asset niches, and to maintain the mix of earning assets such that loans, which are higher yielding, are kept at a level of between 85% and

90% of our deposit funds. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at those Banks with significant market share and more established customer bases.

FIFC has been the Company's most significant specialized earning asset niche and is expected to reach in excess of $900 million in premium finance receivable volume during 2000. The majority of these receivables have been retained within the Banks' loan portfolios as part of the strategy noted above. However, since the second quarter of 1999, as a result of the continued solid growth in loan originations, FIFC has, from time to time, sold a portion of new receivables to an unrelated third party. In addition to recognizing gains on the sale of these receivables, the proceeds have provided the Company with additional liquidity. It is possible that similar future sales may occur depending on the level of new volume growth in relation to the desired capacity within the Banks' loan portfolios.

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

Other newer specialized earning asset niches include Lake Forest Bank's MMF Leasing Services equipment leasing division, a previously established small business that was acquired in July 1998, and Barrington Bank's recently established program that provides lending and deposit services to condominium, homeowner and community associations. In addition, Hinsdale Bank's mortgage warehouse lending program provides loan and deposit services to approximately thirty mortgage brokerage companies located predominantly in the Chicago metropolitan area. The Company plans to continue pursuing the development or acquisition of other specialty finance businesses that generate assets suitable for bank investment and/or secondary market sales.

With the formation of WAMC, the Company is expanding the trust and investment management services that had already been provided prior to October 1998 through the trust department of the Lake Forest Bank. With a separately chartered trust subsidiary, the Company is now better able to offer trust and investment management services to all communities served by Wintrust banks, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WAMC can successfully compete for trust business by targeting small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that is offered by WAMC's experienced trust professionals. Since the fourth quarter of 1998, WAMC has provided the services of experienced trust professionals at North Shore Bank, Hinsdale Bank and Barrington Bank. As in the past, a full complement of trust professionals continues to operate from offices at the Lake Forest Bank. Prospective trust and investment customers at Libertyville Bank and Crystal Lake Bank are currently being served on an appointment basis, as the need arises. Services offered by WAMC typically will include traditional trust products and services, as well as investment management, financial planning and 401(k) management services.

Similar to starting a de novo bank, the introduction of expanded trust services has caused relatively high overhead levels when compared to initial fee income generated to date. The overhead consists primarily of the salaries and benefits of experienced trust professionals. Management currently anticipates that WAMC's efforts to attract trust business will begin to generate sufficient trust fees to absorb the overhead of WAMC and make that entity a contributor to the Company's profits within the next two years.


RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended March 31, 2000 totaled $3.1 million, an increase of $1.3 million, or 70%, over the first quarter of 1999. On a per share basis, net income for the first quarter of 2000 totaled $0.35 per diluted common share, a $0.13 per share, or 59%, increase over the first quarter of 1999. The return on average equity for the first quarter of 2000 increased to 13.32% from 9.75% for the prior year quarter.

NET INTEREST INCOME

The following tables present a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the three-month periods ended March 31, 2000 and 1999:

                                                     For the Quarter Ended                       For the Quarter Ended
                                                         March 31, 2000                              March 31, 1999
                                            -----------------------------------------    ---------------------------------------
(dollars in thousands)                           Average      Interest       Rate            Average       Interest      Rate
----------------------                      ---------------- ------------- ----------    --------------- ------------- ---------
Liquidity management assets (1) (2)             $ 228,838       $ 3,548         6.24%         $201,465      $ 2,615       5.22%
Loans, net of unearned income (2)               1,309,355        28,844         8.86         1,029,591       21,700       8.55
                                            ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                         1,538,193        32,392         8.47%        1,231,056       24,315       8.01%
                                            ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                       1,333,012        16,598         5.01%        1,093,156       12,550       4.66%
Short-term borrowings and notes payable            74,048         1,108         6.02            15,946          177       4.50
Long-term debt - trust preferred securities        31,050           735         9.47            31,050          735       9.47
                                            ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities           1,438,110        18,441         5.16%        1,140,152       13,462       4.79%
                                            ---------------- ------------- ----------    --------------- ------------- ---------

Tax-equivalent net interest income                             $ 13,951                                    $ 10,853
                                                             =============                               =============
Net interest margin                                                             3.65%                                     3.58%
                                                                           ==========                                  =========
Core net interest margin (3)                                                    3.76%                                     3.66%
                                                                           ==========                                  =========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35% and 34% in 2000 and 1999, respectively. The total adjustment for the quarters ended March 31, 2000 and 1999 were $83,000 and $37,000, respectively.
(3) The core net interest margin excludes the net impact of the Company's 9.00% Cumulative Trust Preferred Securities offering and certain discretionary investment leveraging transactions.

Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits, borrowings and long-term debt. The related net interest margin represents the net interest income on a tax-equivalent basis as a percentage of average earning assets during the period.

Tax-equivalent net interest income for the quarter ended March 31, 2000 totaled $14.0 million, an increase of $3.1 million, or 29%, as compared to the $10.9 million recorded in the same quarter of 1999. This increase mainly resulted from loan growth, the October 1999 acquisition of Tricom and management's ability to control funding costs in the current interest rate environment. Tax-equivalent interest and fees on loans for the quarter ended March 31, 2000 totaled $28.8 million, an increase of $7.1 million, or 33%, over the prior year quarterly total of $21.7 million. This growth was predominantly due to a $280 million, or 27%, increase in average total loans.

For the first quarter of 2000, the net interest margin was 3.65%, an increase of seven basis points when compared to the margin of 3.58% in the prior year quarter. This increase resulted primarily from higher yields on both loans and securities coupled with solid loan growth and the addition of Tricom. The core net interest margin, which excludes the impact of the 9.00% Cumulative Trust Preferred Securities offering and certain discretionary investment leveraging transactions, was 3.76% for the first quarter of 2000, and increased ten basis points when compared to the prior year quarterly margin of 3.66%.

The rate paid on interest-bearing deposits averaged 5.01% for the first quarter of 2000 versus 4.66% for the same quarter in 1999, an increase of 35 basis points. This increase was caused by continued increases in market rates, which was somewhat offset by management's decision to be less aggressive on its deposit pricing. The rate paid on short-term borrowings and notes payable increased to 6.02% in the first quarter of 2000 as compared to 4.50% in the same quarter of 1999, due primarily to a higher outstanding balance under the Company's Libor-based revolving credit agreement with an unaffiliated bank and a higher rate environment for the Company's short-term funding sources.

The yield on total earning assets for the first quarter of 2000 was 8.47% as compared to 8.01% in 1999, an increase of 46 basis points resulting primarily from increases in the prime lending rate, general market rate increases on liquidity management assets, and the acquisition of Tricom. The first quarter 2000 loan yield of 8.86% increased 31 basis points when compared to the prior year quarterly yield of 8.55% and was due primarily to a higher average prime lending rate of 8.69% during the first quarter of 2000 versus an average prime lending rate of 7.75% for the first quarter of 1999. The Company's loan portfolio does not re-price in a parallel fashion to increases in the prime rate due to a portion of the portfolio being longer-term fixed rate loans.

The following table presents a reconciliation of the Company's tax-equivalent net interest income, calculated on a tax equivalent basis, between the three-month periods ended March 31, 1999 and March 31, 2000. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                                    Amount
                                                                                                    ------
 Tax-equivalent net interest income for the period ended March 31, 1999                           $  10,853
     Change due to average earning assets fluctuations (volume) ........................              2,731
     Change due to interest rate fluctuations (rate) ...................................                365
     Change due to rate/volume fluctuations (mix) ......................................                  2
                                                                                            -------------------
 Tax-equivalent net interest income for the period ended March 31, 2000                            $ 13,951
                                                                                            ===================

NON-INTEREST INCOME

For the first quarter of 2000, non-interest income totaled $4.3 million and increased $2.0 million, or 85%, when compared to the same period in 1999. This increase was mainly the result of gains from the sale of premium finance receivables, the administrative services revenue contributed by recently acquired Tricom and additional increases in trust fees, deposit service charges and leased equipment rental income. Partially offsetting these increases was a decline in fees from the sale of mortgage loans, as further explained below. The following table presents non-interest income by category (in thousands):

                                                               Three Months Ended
                                                                    March 31,
                                                       -----------------------------------
                                                             2000               1999
                                                       -----------------   ----------------
Fees on mortgage loans sold                                    $  483            $ 1,298
Service charges on deposit accounts                               469                334
Trust fees                                                        472                225
Gain on sale of premium finance receivables                     1,241                -
Administrative services revenue                                 1,013                -
Net securities gains                                                3                -
Other income                                                      597                451
                                                       -----------------   ----------------
     Total non-interest income                                $ 4,278            $ 2,308
                                                       =================   ================

Fees on mortgage loans sold includes income from originating and selling residential real estate loans into the secondary market, the majority of which are sold without retaining servicing rights. For the quarter ended March 31, 2000, these fees totaled $483,000 and declined $815,000 from the 1999 quarterly total of $1.3 million. These declines were due to lower mortgage volumes and related refinancing activity due mainly to the rise in mortgage interest rates. Accordingly, future fee income on mortgage loans sold is not expected to be at the levels that were experienced in the first half of 1999.

As a result of strong loan originations during the first quarter of 2000, approximately $71 million of premium finance receivables were sold to an unrelated third party and resulted in the recognition of a $1.2 million gain. The Company currently is targeting its average loan-to-deposit ratio in the range of 85-90%. During the first quarter of 2000, the ratio was approximately 88.4%. Accordingly, the Company sold excess premium finance receivables to an unrelated third party financial institution. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

The administrative services revenue contributed by Tricom, which was acquired in October 1999, added $1.0 million to total non-interest income in the first quarter of 2000. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

Service charges on deposit accounts totaled $469,000 for the first quarter of 2000, an increase of $135,000, or 40%, when compared to the same quarter of 1999. This increase was due to a higher deposit base and a larger number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees totaled $472,000 for the first quarter of 2000, a $247,000, or 110%, increase over the same quarter of 1999. This increase was mainly the result of new business development efforts from the staff of experienced trust officers added since late 1998 with the formation of Wintrust Asset Management Company. The Company is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. However, as the introduction of expanded trust and investment services continues to unfold, it is expected that overhead levels will be high when compared to the initial fee income that is generated. It is anticipated that trust fees will eventually increase to a level sufficient to absorb this overhead within the next two years.

Other non-interest income for the first quarter totaled $597,000 and increased $146,000 over the prior year quarterly total of $451,000. This increase was due primarily to a $210,000 increase in rental income from equipment leased through the MMF Leasing Services division of the Lake Forest Bank, a business that was acquired in mid-1998.

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2000 totaled $12.1 million and increased $2.6 million, or 27%, from the first quarter 1999 total of $9.5 million. The continued growth and expansion of the banks, the development of the trust and investment business, and the October 1999 acquisition of Tricom were the primary causes for this increase. Since March 31, 1999, total deposits and loan balances have each grown over 22%, requiring higher levels of staffing and other costs to both attract and service the larger customer base. The following table presents non-interest expense by category (in thousands):

                                                               Three Months
                                                              Ended March 31,
                                                    -----------------------------------
                                                          2000               1999
                                                    ------------------  ----------------
    Salaries and employee benefits                          $ 6,335           $ 5,079
    Occupancy, net                                            1,010               676
    Equipment expense                                         1,149               628
    Data processing                                             680               482
    Advertising and marketing                                   249               369
    Professional fees                                           295               310
    Amortization of intangibles                                 178                35
    Other                                                     2,213             1,957
                                                    ------------------  ----------------
         Total non-interest expense                        $ 12,109           $ 9,536
                                                    ==================  ================

Salaries and employee benefits expense for the first quarter of 2000 totaled $6.3 million, an increase of $1.3 million, or 25%, as compared to the prior year total of $5.1 million. This increase was primarily due to the acquisition of Tricom, the expansion of the trust and investment business and the addition of three additional banking facilities. As a percent of average total assets, on an annualized basis, salaries and employee benefits were 1.49% for the first three months of 2000, an improvement from 1.52% in the same period of 1999.

For the first  quarter of 2000,  occupancy  costs,  equipment  expense  and data
processing  increased  $334,000  (49%),   $521,000  (83%)  and  $198,000  (41%),
respectively, over the prior year first quarter due to the general growth of the Company including the opening of several new banking facilities as discussed in the Overview and Strategy section, the acquisition of Tricom and the development of the trust and investment business. Goodwill and other intangibles amortization expense totaled $178,000 for the first quarter of 2000 and increased $143,000 over the prior year quarter as a result of the acquisition of Tricom in October 1999.

Other non-interest expense, for the three months ended March 31, 2000, totaled $2.2 million and increased $256,000, or 13%, due mainly to the factors mentioned earlier. This category of expense includes loan expenses, correspondent bank service charges, postage, insurance, stationary and supplies and other sundry expenses.

Despite the Company's growth and the related increases in many of the non-interest expense categories, the ratio of non-interest expense to total average assets declined slightly from 2.86% for the three-month period ended March 31, 1999, to 2.85% for the 2000 period, and is favorable to the Company's most recent peer group ratio. In addition, the net overhead ratio for the first three months of 2000 declined to 1.84% as compared to the first quarter 1999 ratio of 2.17%. The overhead ratio is within management's previously stated performance goal range of 1.50% - 2.00%.


INCOME TAXES

The Company recorded income tax expense of $1.8 million for the three months ended March 31, 2000 versus $970,000 for the same period of 1999. The increase was due primarily to the increase in operating income from $2.8 million in the first quarter of 1999 to $4.9 million in the first quarter of 2000.


OPERATING SEGMENT RESULTS

As shown in Note 5 to the Unaudited Consolidated Financial Statements, the Company's operations consist of five primary segments: banking, premium finance, indirect auto, trust and Tricom. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment.

For the first quarter of 2000, the banking segment's net interest income totaled $12.6 million, an increase of $2.5 million, or 25%, as compared to the $10.1 million recorded in the same quarter of 1999. These increases were the direct result of earning asset growth, particularly in the loan portfolio, as earlier discussed in the Net Interest Income section. The banking segment's non-interest income totaled $1.7 million for the first quarter of 2000 and declined $426,000, or 20%, when compared to the prior year quarter. This decline was due to a drop in fees on mortgage loans sold that was caused by the recent rise in mortgage interest rates and the related lower levels of refinancing activity. Partially offsetting the decline in mortgage fees were increases in deposit service charges and rental income on equipment leases. The banking segment's after-tax profit for the quarter ended March 31, 2000, totaled $2.8 million, an increase of $487,000, or 21%, as compared to the prior year quarterly total of $2.4 million. This improved profitability resulted mainly from higher levels of net interest income created from the continued growth and maturation of the Company's de novo banks and branches.

Net interest income from the premium finance segment totaled $3.5 million for the quarter ended March 31, 2000, an increase of $400,000, or 13%, over the $3.1 million recorded in the same quarter of 1999. Non-interest income for the three months ended March 31, 2000 totaled $1.2 million as a result of gains from the sale of premium finance receivables, as mentioned earlier. No such sales of premium finance loans occurred in the first quarter of 1999. After-tax profit for the premium finance segment totaled $1.3 million for the three-month period ended March 31, 2000, and increased $387,000, or 41%, over the same period of 1999. These increases were due mostly to higher levels of premium finance receivables created from new product offerings and targeted marketing programs and the gain from the sale of receivables.

The indirect auto segment recorded $1.9 million of net interest income for the first quarter of 2000, an increase of $11,000, or 1%, as compared to the 1999 quarterly total. Despite a higher level of outstanding loans, higher funding costs associated with this operation resulted in reduced margins related to this segment's net interest income. After-tax segment profit totaled $550,000 for the three-month period ended March 31, 2000, a decline of $121,000 when compared to the same period of 1999. The decline in this segment's profitability was caused mainly by a higher level of credit losses and compressed margins in 2000 versus 1999. See further discussion of credit quality information in the "ASSET QUALITY" section of this report.

The trust segment recorded non-interest income of $472,000 for the first quarter of 2000 as compared to $225,000 for the same quarter of 1999, an increase of $247,000, or 110%. The increase was the result of continued new business development efforts by a larger staff of experienced trust professionals that were hired in connection with the October 1998 start-up of WAMC. The trust segment after-tax loss totaled $121,000 for the three-month period ended March 31, 2000, as compared to after-tax loss of $232,000 for the same period of 1999. The decline in after-tax segment losses was a direct result of the increased asset base managed by WAMC and the associated fees. As more fully discussed in the Overview and Strategy section of this analysis, management expects the start-up phase for the trust segment to continue for up to two years before its operations become profitable.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. For the quarter ended March 31, 2000, the Tricom segment added $797,000 to the Company's net interest income, $1.0 million to the Company's non-interest income, and $283,000 to the Company's net income. No results are included for the first quarter of 1999 because Tricom was acquired in October 1999 using the purchase method of accounting.


FINANCIAL CONDITION

Total assets were $1.77 billion at March 31, 2000, an increase of $352 million, or 25%, over the $1.42 billion a year earlier, and $93 million, or 6%, over the $1.68 billion at December 31, 1999. Growth at the newer banks and branches coupled with continued market share growth at the more mature banks were the primary factors for these increases. Total funding liabilities, which include deposits, short-term borrowings, notes payable and long-term debt, were $1.65 billion at March 31, 2000, and increased $322 million, or 24%, over the prior year, and $85 million, or 5%, since December 31, 1999. These increases were primarily utilized to fund growth in the loan portfolio and certain discretionary investment leveraging transactions.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                           March 31, 2000                December 31, 1999               March 31, 1999
                                   ------------------------------- ------------------------------ -----------------------------
    Loans:                              Balance         Percent         Balance        Percent        Balance         Percent
                                   ------------------ ------------ ------------------ ----------- -----------------  ----------
      Commercial and commercial
          real estate                    $ 503,824         31%            $ 485,776       32%          $  383,841        30%
      Premium finance, net                 225,424         14               219,341       15              210,169        16
      Indirect auto, net                   249,927         16               255,410       17              229,203        18
      Home equity                          146,517          9               139,194        9              111,070         8
      Residential real estate              120,443          7               111,026        7              101,612         8
      Tricom finance receivables            18,319          1                17,577        1                    -         -
      Installment and other                 43,342          3                49,925        3               35,121         3
                                   ------------------ ------------ ------------------ ----------- -----------------  ----------
    Total loans, net of
         unearned income                 1,307,796         81             1,278,249       84            1,071,016        83
                                   ------------------ ------------ ------------------ ----------- -----------------  ----------
    Securities and money
        market investments                 308,212         19               236,573       16              227,632        17
                                   ------------------ ------------ ------------------ ----------- -----------------  ----------

    Total earning assets               $ 1,616,008        100%          $ 1,514,822      100%         $ 1,298,648       100%
                                   ================== ============ ================== =========== =================  ==========

Earning assets as of March 31, 2000, increased $317 million, or 24%, over the balance a year earlier, and $101 million, or 7%, over the balance at the end of 1999. The ratio of earning assets as a percent of total assets remained consistent at approximately 90% - 91% as of each reporting period date shown in the above table.

Total net loans were $1.31 billion at March 31, 2000, an increase of $30 million, or 2%, since December 31, 1999, and an increase of $237 million, or 22%, since March 31, 1999. Solid loan growth in the core commercial loan, home equity and residential real estate portfolios were the main factor for these increases. Also, showing increases were the specialty premium finance and Tricom finance receivable segments, the latter category which was added as a result of the October 1999 acquisition of Tricom. Total net loans comprised 81% of total earning assets at March 31, 2000 as compared to 83% a year earlier and 84% at the end of 1999.

Commercial and commercial real estate loans, the largest loan category, comprised 31% of total earning assets as of March 31, 2000 and has increased $120.0 million, or 31%, since March 31, 1999 and $18.0 million, or 4%, since the end of 1999. The strong growth experienced over the past year has resulted mainly from a healthy economy and the hiring of additional experienced lending officers.

Net indirect auto loans comprised 16% of total earning assets as of March 31, 2000 and increased $20.7 million, or 9%, over a year ago, but decreased $5.5 million, or 2%, since the end of 1999. The decrease from the December 31, 1999 balance was the result of a higher interest rate environment experienced during the first three months of 2000 coupled with a traditionally slow period for new automobile purchases. Additionally, the Company currently has a desire to reduce its reliance upon indirect automobile lending as a percent of the overall earning asset portfolio due to competitive pricing and margin concerns. As such, management intends to maintain the outstanding level of the portfolio near the existing level. The Company utilizes credit underwriting routines that management believes result in a high quality new and used auto loan portfolio. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

Net premium finance receivables totaled $225.4 million at March 31, 2000 and comprised 14% of the total loan portfolio. This total balance increased $15.3 million, or 7%, since March 31, 1999 and $6.1 million, or 3%, since the end of 1999. This growth was primarily the result of increased market penetration from new product offerings and targeted marketing programs. Over the past few years, the majority of premium finance receivables originated by FIFC were being sold to the Banks and consequently remained an asset of the Company. However, since the second quarter of 1999, as a result of the continued solid growth in loan originations, FIFC has been selling a portion of new receivables to an unrelated third party. During the first quarter of 2000 the Company sold approximately $71 million of premium finance receivables to an unrelated third party at a gain of $1.2 million. In addition to recognizing gains on the sale of these receivables, the proceeds provided the Company with additional liquidity. It is possible that similar future sales may occur depending on the level of new volume growth in relation to the desired capacity within the Banks' loan portfolios.

The October 1999 acquisition of Tricom added a new category of specialty finance receivables to the Company's earning asset portfolio. These receivables consist of high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. At March 31, 2000, outstanding finance receivables totaled $18.3 million, an increase of $742,000 or 4% from the December 31, 1999 balance.

Home equity loans totaled $146.5 million at March 31, 2000 and increased $35.4 million, or 32%, since a year earlier and $7.3 million, or 5%, as compared to the end of 1999. This category of loans has increased due mainly to targeted marketing programs over the past year. These marketing programs generally use a short-term low initial interest rate as an incentive to the borrower. Unused commitments on home equity lines of credit have increased $24.9 million, or 14%, over the balance at March 31, 1999 and totaled $198.4 million at March 31, 2000.

Residential real estate loans totaled $120.4 million as of March 31, 2000 and increased $18.8 million, or 19%, over a year ago and $9.4 million, or 8%, since December 31, 1999. Mortgage loans held for sale are included in this category and totaled $8.7 million as of March 31, 2000, $8.1 million as of December 31, 1999 and $19.0 million as of March 31, 1998. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the Non-interest Income section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and include mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category has been due mainly to the relatively low mortgage interest rate environment experienced until recently and a continued strong local housing market.

Securities and money market investments (i.e. federal funds sold and interest-bearing deposits with banks) totaled $308.2 million at March 31, 2000, an increase of $71.6 million, or 30%, since December 31, 1999 and $80.6 million, or 35%, since a year earlier. This category as a percent of total earning assets has increased to 19% at March 31, 2000 versus 16% and 17% at December 31, 1999 and March 31, 1999; respectively. The increase was caused mainly from the sale of premium finance receivables totaling $71 million in the first quarter of 2000. The Company maintained no trading account securities at March 31, 2000 or as of any of the other previous reporting dates. The balances of securities and money market investments fluctuate frequently based upon deposit inflows, loan demand and proceeds from loan sales. As a result of anticipated growth in the development of the de novo banks, it has been Wintrust's policy to generally maintain its securities and money market portfolio in short-term, liquid, and diversified high credit quality securities in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate.


DEPOSITS

Total deposits at March 31, 2000 were $1.53 billion, an increase of $281 million, or 22%, over the March 31, 1999 total and an increase of $70 million, or 5%, since December 31, 1999. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                      March 31, 2000                   December 31, 1999                   March 31, 1999
                             ---------------------------------  ---------------------------------  --------------------------------
                                                   Percent                            Percent                           Percent
                                 Balance          of Total           Balance         of Total           Balance         of Total
                             -----------------  --------------  ------------------ --------------  ------------------ -------------
  Demand                           $ 155,507            10%           $ 154,034            11%            $ 117,463           9%
  NOW                                138,228             9              130,625             9               112,542           9
  Money market                       273,076            18              252,483            17               232,184          19
  Savings                             75,404             5               72,718             5                74,258           6
  Certificates of deposit            891,446            58              853,762            58               716,352          57
                             -----------------  --------------  ------------------ --------------  ------------------ -------------

               Total             $ 1,533,661           100%         $ 1,463,622           100%          $ 1,252,799         100%
                             =================  ==============  ================== ==============  ================== =============

The percentage mix of deposits as of March 31, 2000 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been primarily the result of newer bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.

SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of March 31, 2000, the Company's short-term borrowings totaled $68.7 million and consisted primarily of short-term repurchase agreements utilized to leverage certain investment transactions within several banks' security portfolios. At March 31, 2000, the Company also had $14.1 million outstanding on its $40 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of March 31, 1999 was $2.0 million and $8.4 million at December 31, 1999. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, possible future acquisitions and for other general corporate matters.

LONG-TERM DEBT - TRUST PREFERRED SECURITIES

For each of the reporting periods, the long-term debt category consists of the Company's $31.05 million of 9.00% Cumulative Trust Preferred Securities, which were publicly sold in an offering that was completed in October 1998. The Trust Preferred Securities offering increased the Company's regulatory capital and has provided for the continued growth of its banking and trust franchise. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 4 to the Unaudited Consolidated Financial Statements for further information on these Trust Preferred Securities.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $94.8 million at March 31, 2000 and increased $17.6 million since March 31, 1999 and $1.9 million since the end of 1999. These increases were the result of the Company's corporate earnings offset by net unrealized losses of the available-for-sale security portfolio, dividend payments and stock repurchases. The annualized return on average equity for the quarter ended March 31, 2000 increased to 13.32% as compared to 9.75% for the prior year period.

The following table reflects various consolidated measures of capital at March 31, 2000, December 31, 1999 and March 31, 1999:

                                                                 March 31,            December 31,            March 31,
                                                                   2000                   1999                  1999
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          6.9%                 7.1%                   7.5%
Ending tier 1 capital to risk-based asset ratio                         7.5%                 7.8%                   8.2%
Ending total capital to risk-based asset ratio                          8.1%                 8.4%                   9.2%
Dividend payout ratio                                                   7.1%                 0.0%                   0.0%

On January 27, 2000, Wintrust declared its first semi-annual cash dividend of $0.05 per common share. The dividend was payable February 24, 2000. Additionally, the Company initiated a stock buyback program authorizing the repurchase of up to 300,000 shares of its common stock. Through March 31, 2000, the Company repurchased a total of 85,200 shares at an average price of $15.33 per share.

To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. At March 31, 2000, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio. The Company's capital ratios at March 31, 2000 were lower in comparison to the ratios a year earlier due primarily to continued asset growth. The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time-to-time, however, to support the growth of the organization. The issuance of additional common stock or additional trust preferred securities are the primary forms of capital that the Company considers as it evaluates its capital position.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A reconciliation of the activity in the allowance for possible loan losses for the three months ended March 31, 2000 and 1999 is shown as follows (dollars in thousands):


                                                                 Three Months Ended
                                                                     March 31,
                                                            2000                  1999
                                                      ------------------    -----------------
  Balance at beginning of period                            $  8,783              $ 7,034

  Provision for possible loan losses                           1,141                  784

 Charge-offs
 -----------
  Core banking loans                                             130                  101
  Indirect automobile loans                                      311                  160
  Premium finance receivables                                    201                   95
                                                      ------------------    -----------------
     Total charge-offs                                           642                  356
                                                      ------------------    -----------------
 Recoveries
 ----------
  Core banking loans                                               8                    6
  Indirect automobile loans                                       43                   14
  Premium finance receivables                                     26                   36
                                                      ------------------    -----------------
      Total recoveries                                            77                   56
                                                      ------------------    -----------------

  Net charge-offs                                               (565)                (300)
                                                      ------------------    -----------------

  Balance at March 31                                       $  9,359              $ 7,518
                                                      ==================    =================

  Loans, net of unearned discount
  at March 31                                             $1,307,796           $1,071,016
                                                      ==================    =================

  Allowance as a percentage of loans                               0.72%              0.70%
                                                      ==================    =================

  Annualized net charge-offs as a percentage of average:
        Core banking loans                                         0.06%              0.06%
        Indirect automobile loans                                  0.43%              0.27%
        Premium finance receivables                                0.29%              0.12%
                                                      ------------------    -----------------
            Total loans                                            0.17%              0.12%
                                                      ==================    =================
        Annualized provision for
            possible loan losses                                  49.52%             38.27%
                                                      ==================    =================


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

The provision for possible loan losses totaled $1.1 million for the first quarter of 2000, an increase of $357,000 from a year earlier. The higher provision was necessary to cover a 22% increase in loan balances compared to March 31, 1999. For the quarter ended March 31, 2000, net charge-offs totaled $565,000 and increased from the $300,000 of net charge-offs recorded in the same period of 1999. On a ratio basis, net charge-offs as a percentage of average loans increased slightly to 0.17% in 2000 from 0.12% in 1999. This increase is the result of a slightly higher level of delinquencies and a more aggressive charge-off philosophy in managing the indirect auto portfolio. Management is actively monitoring and pursuing methods to reduce the level of delinquencies in both the indirect and premium finance portfolios.

Management believes the allowance for possible loan losses is adequate to cover inherent losses in the portfolio. There can be no assurance, however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The amount of future additions to the allowance for possible loan losses will be dependent upon the economy, changes in real estate values, interest rates, the view of regulatory agencies toward adequate reserve levels, the level of past-due and non-performing loans, and other factors.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands).


                                                           March 31,             December 31,             March 31,
                                                              2000                   1999                    1999
                                                              ----                   ----                    ----
      Past Due greater than 90 days
           and still accruing:
            Core banking loans                                   $  362                  $  713                $   335
            Indirect automobile loans                               466                     391                    317
            Premium finance receivables                           2,273                   1,523                  1,021
                                                      ---------------------  ----------------------  ---------------------
                Total                                             3,101                   2,627                  1,673
                                                      ---------------------  ----------------------  ---------------------

      Non-accrual loans:
            Core banking loans                                    1,582                   1,895                  1,423
            Indirect automobile loans                               266                     298                    195
            Premium finance receivables                           2,334                   2,145                  1,439
                                                      ---------------------  ----------------------  ---------------------
                Total non-accrual loans                           4,182                   4,338                  3,057
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing loans:
            Core banking loans                                    1,944                   2,608                  1,758
            Indirect automobile loans                               732                     689                    512
            Premium finance receivables                           4,607                   3,668                  2,460
                                                      ---------------------  ----------------------  ---------------------
                Total non-performing loans                        7,283                   6,965                  4,730
                                                      ---------------------  ----------------------  ---------------------

      Other real estate owned                                         -                       -                    590
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets                               $ 7,283                 $ 6,965                $ 5,320
                                                      =====================  ======================  =====================

      Total non-performing  loans by category as a percent of its own respective category:
            Core banking loans                                       0.23%                   0.32%                  0.28%
            Indirect automobile loans                                0.29%                   0.27%                  0.23%
            Premium finance receivables                              2.04%                   1.67%                  1.17%
                                                      ---------------------  ----------------------  ---------------------
               Total non-performing loans                            0.56%                   0.54%                  0.44%
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets as a
        percentage of total assets                                   0.41%                   0.41%                  0.37%

      Allowance for possible loan losses as
        a percentage of non-performing loans                       128.50%                 126.10%                158.94%


Non-performing Core Banking Loans

Total non-performing loans for the Company's core banking business were $1.9 million, or 0.23%, of the Company's core banking loans as of March 31, 2000, and were down from the ratios of 0.32% and 0.28% as of December 31, 1999, and March 31, 1999, respectively. Although the outstanding core loan portfolio has increased 29% from a year ago, the amount of non-performing core loans has increased only 11% from the prior year totals. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans, which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of March 31, 2000 and 1999, and the amount of net charge-offs for the quarters then ended.


                                                 As of            % of Premium                   As of           % of Premium
                                                3/31/00           Finance Rec.                  3/31/99          Finance Rec.
                                                -------           ------------                  -------          ------------
     Non-performing premium finance
          receivables                             $4,607,000         2.04%                       $2,460,000         1.17%

     Net charge-offs of premium
          finance receivables                      $ 175,000         0.29%                         $ 59,000         0.12%


It is important to note that the ratio of net charge-offs is substantially less than the ratio of non-performing assets. The ratio of non-performing premium finance receivables fluctuates throughout the year due to the nature and timing of canceled account collections from insurance carriers. Due to the nature of collateral for premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, the level of non-performing premium finance receivables is not necessarily indicative of the loss inherent in the portfolio. In the event of default, the Company has the power to cancel the insurance policy and collect the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned by the insurer should generally be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium. Management continues to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay-off the outstanding balance and contractual interest due.

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $732,000 at March 31, 2000. The ratio of these non-performing loans has increased slightly to 0.29% of total indirect automobile loans at March 31, 2000 from 0.27% at December 31, 1999 and 0.23% at March 31, 1999. Despite the increase in the level of non-performing loans, the ratios continue to be below standard industry ratios for this type of loan category.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of March 31, 2000 and December 31, 1999 was approximately $12.2 million and $14.4 million, respectively.


LIQUIDITY

Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. The liquidity to meet the demand is provided by maturing assets, sales of premium finance receivables, liquid assets that can be converted to cash, and the ability to attract funds from external sources. Liquid assets refer to federal funds sold and to marketable, unpledged securities, which can be quickly sold without material loss of principal.


INFLATION

A banking organization's assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage, as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company's asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates.



FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, specialty finance or fee related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust and investment services through the Company's new trust subsidiary, WAMC, is expected to continue in a start-up phase during the next two years, before becoming profitable.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for possible loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual future loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.
o Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business, changes in the temporary staffing industry or difficulties integrating the Tricom acquisition.
o The Company may not identify attractive opportunities to expand in the future through acquisitions of other community banks, specialty finance companies or fee-based businesses or may have difficulty negotiating potential acquisitions on terms considered acceptable to the Company.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.

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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of March 31, 2000, the Company had $375 million notional principal amount of interest rate cap contracts that mature in April 2000 ($60 million), September 2000 ($60 million), October 2000 ($60 million), January 2001 ($60 million),
February 2001 ($55 million), April 2001 ($60 million) and July 2001 ($20 million). These contracts, which have various strike rates measured against the 91-day treasury bill rate, were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products. During 2000, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions were designed to utilize excess capital at certain banks and increase the total return associated with holding these securities as earning assets. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

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

Interest Rate Sensitivity Analysis
Interest rate sensitivity is the fluctuation in earnings resulting from changes in market interest rates. Wintrust continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, Wintrust also attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing computerized simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income were identified, management then would take appropriate actions
within  its  asset/liability   structure  to  counter  these  potential  adverse
situations. Please refer to the "Net Interest Income" section for further discussion of the net interest margin.

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of March 31, 2000.

                                                                       Time to Maturity or Repricing
                                                                       -----------------------------

                                                 0-90             91-365              1-5           5+ Years
                                                 Days              Days              Years           & Other               Total
                                                 ----              ----              -----           -------               -----
                                                                              (Dollars in thousands)
ASSETS:
   Loans, net of unearned income .......         $554,013       $   313,551           $412,088        $ 28,144         $ 1,307,796
   Securities...........................           71,835            11,455             92,200          35,335             210,825
   Interest-bearing bank deposits.......              288                 -                  -               -                 288
   Federal funds sold...................           97,099                 -                  -               -              97,099
   Other................................                -                 -                  -         155,883             155,883
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive assets (RSA)            723,235           325,006            504,288         219,362           1,771,891
                                            ===============  ================   ================  ==============   =================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   NOW..................................          138,228                 -                  -               -             138,228
   Savings and money market.............          320,735                 -                  -          27,745             348,480
   Time deposits........................          387,300           338,565            164,967             614             891,446
   Short term borrowings................           68,721                 -                  -               -              68,721
   Notes payable........................           14,050                 -                  -               -              14,050
   Demand deposits & other
      liabilities.......................                -                 -                  -         185,081             185,081
   Trust preferred securities...........                -                 -                  -          31,050              31,050
   Shareholders' equity.................                -                 -                  -          94,835              94,835
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive liabilities
         and equity (RSL)...............          929,034           338,565            164,967         339,325           1,771,891
                                            ===============  ================   ================  ==============   =================
Cumulative gap, excluding interest
  rate caps (GAP = RSA - RSL)  (1)             $(205,799)       $ (219,358)           $119,963          $    -
                                            ===============  ================   ================  ==============

Cumulative RSA/RSL (1)..................         0.78               0.96               3.06
RSA/Total assets........................         0.41               0.18               0.28
RSL/Total assets (1)....................         0.52               0.19               0.09

GAP/Total assets (1)....................            (12)%             (12)%                7%
GAP/Cumulative RSA (1)..................            (28)%             (21)%                8%
----------------------------------------

(1) The gap amount and related ratios do not reflect $375 million notional amount of interest rate caps, as discussed on the following page.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of off-balance sheet interest rate cap contracts. As of March 31, 2000, the Company had $375 million notional principal amount of interest rate caps that reprice on a monthly basis. These interest rate caps, which mature in intervals throughout the next 15 months, were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. When the gap position in the above table is adjusted for the impact of these interest rate caps, the Company's short-term gap position becomes relatively neutral in that the level of rate sensitive assets that reprice within one year approximately match the level of rate sensitive liabilities that reprice within one year.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 2000 and 1999, is as follows:

                                AS OF MARCH 31, 2000
                                --------------------
                                                                                  +200 BASIS      -200 BASIS
                                                                                     POINTS          POINTS
                                                                                     ------          ------
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                               2.4%             0.2%
                                                                                ===============  ===============

                                AS OF MARCH 31, 1999
                                --------------------
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

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    --------

         27     Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------

A Form 8-K report as of January 24, 2000 was filed during the quarter and provided the Company's fourth quarter earnings release dated January 24, 2000 and included a copy of the Company's letter to shareholders mailed in February 2000.

A Form 8-K report as of January 27, 2000 was filed during the quarter and announced the Company's declaration of a $0.05 per share dividend and the announcement of a common stock buyback program authorizing the purchase of up to 300,000 shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: May 15, 2000            /s/ Edward J. Wehmer
                              --------------------
                              President & Chief Executive Officer

Date: May 15, 2000            /s/ David A. Dykstra
                              --------------------
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit 27               Financial Data Schedule