Form 10-Q
period 2000-06-30
WINTRUST FINANCIAL CORP
filed 2000-08-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
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

Common Stock - no par value, 8,660,080 shares, as of August 9, 2000.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

ITEM 1.  Financial Statements.__________________________________________    1-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ______________________________________    8-27

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. __   28-30


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ____________________________________________     31

ITEM 2.  Changes in Securities. ________________________________________     31

ITEM 3.  Defaults Upon Senior Securities. ______________________________     31

ITEM 4.  Submission of Matters to a Vote of Security Holders.___________     31

ITEM 5.  Other Information. ____________________________________________     31

ITEM 6.  Exhibits and Reports on Form 8-K. _____________________________     32

         Signatures ____________________________________________________     33

         Exhibit Index _________________________________________________     34

                                     PART I
                           ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)


                                                                 June 30,           December 31,           June 30,
                                                                   2000                 1999                 1999
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $  56,552            $  53,066            $  40,170
Federal funds sold                                                      67,658               28,231               56,640
Interest-bearing deposits with banks                                       189                2,547                3,047
Available-for-Sale securities, at fair value                           219,361              205,795              185,233
Loans, net of unearned income                                        1,400,824            1,278,249            1,137,169
    Less: Allowance for possible loan losses                             9,792                8,783                7,677
-------------------------------------------------------------------------------------------------------------------------
    Net loans                                                        1,391,032            1,269,466            1,129,492
Premises and equipment, net                                             80,771               72,851               66,302
Accrued interest receivable and other assets                            36,780               35,943               32,912
Goodwill and other intangible assets, net                               11,126               11,483                1,343
-------------------------------------------------------------------------------------------------------------------------

    Total assets                                                   $ 1,863,469           $1,679,382           $1,515,139
=========================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                               $ 173,967            $ 154,034            $ 124,642
  Interest bearing                                                   1,455,225            1,309,588            1,210,083
-------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                  1,629,192            1,463,622            1,334,725

Short-term borrowings                                                   46,783               59,843               50,105
Notes payable                                                            4,850                8,350                5,100
Long-term debt - trust preferred securities                             51,050               31,050               31,050
Accrued interest payable and other liabilities                          33,236               23,570               14,977
-------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                1,765,111            1,586,435            1,435,957
-------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                            -                    -                    -
  Common stock                                                           8,850                8,771                8,172
  Surplus                                                               83,603               82,792               73,138
  Common stock warrants                                                    100                  100                  100
  Treasury stock, at cost                                               (1,314)                   -                    -
  Retained earnings (deficit)                                            9,554                3,555               (1,779)
  Accumulated other comprehensive loss                                  (2,435)              (2,271)                (449)
-------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                          98,358               92,947               79,182
-------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                     $ 1,863,469          $ 1,679,382          $ 1,515,139
=========================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                       2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                              $31,064        $23,340        $ 59,802         $45,003
  Interest bearing deposits with banks                                          4             50              20             121
  Federal funds sold                                                          489            377             736             570
  Securities                                                                3,517          2,347           6,825           4,698
---------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                  35,074         26,114          67,383          50,392
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest on deposits                                                    18,299         13,216          34,898          25,766
   Interest on short-term borrowings and notes payable                      1,093            566           2,200             743
   Interest on long-term debt - trust preferred securities                    833            734           1,568           1,469
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                20,225         14,516          38,666          27,978
---------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                        14,849         11,598          28,717          22,414
Provision for possible loan losses                                          1,223            933           2,364           1,717
---------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses               13,626         10,665          26,353          20,697
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Fees on mortgage loans sold                                                 742            919           1,225           2,217
  Service charges on deposit accounts                                         479            347             948             681
  Trust fees                                                                  494            250             966             475
  Gain on sale of premium finance receivables                                 996            263           2,237             263
  Administrative services revenue                                           1,141              -           2,154               -
  Net securities gains (losses)                                               (28)             -             (25)              -
  Other                                                                       680            339           1,277             790
---------------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                               4,504          2,118           8,782           4,426
---------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                            6,793          5,193          13,128          10,272
  Occupancy, net                                                            1,140            669           2,150           1,345
  Equipment expense                                                         1,137            702           2,286           1,330
  Data processing                                                             699            511           1,379             993
  Advertising and marketing                                                   322            363             571             732
  Professional fees                                                           357            276             652             586
  Amortization of intangibles                                                 179             35             357              70
  Other                                                                     2,262          1,779           4,475           3,736
---------------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                             12,889          9,528          24,998          19,064
---------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  5,241          3,255          10,137           6,059
Income tax expense                                                          1,922            995           3,696           1,965
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                $ 3,319        $ 2,260         $ 6,441         $ 4,094
=================================================================================================================================
NET INCOME PER COMMON SHARE = BASIC                                        $ 0.38         $ 0.28          $ 0.73          $ 0.50
=================================================================================================================================
NET INCOME PER COMMON SHARE = DILUTED                                      $ 0.37         $ 0.27          $ 0.72          $ 0.48
=================================================================================================================================

Weighted average common shares outstanding                                  8,760          8,169           8,779           8,162
Dilutive potential common shares                                              211            335             212             330
---------------------------------------------------------------------------------------------------------------------------------
Average common shares and dilutive common shares                            8,971          8,504           8,991           8,492
=================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share data)

                                                                                                             Accumulated
                                                                                                                other      Total
                                        Compre-                            Common     Retained                 compre-     share-
                                        hensive     Common                  stock     earnings    Treasury     hensive    holders'
                                        income       stock     Surplus    warrants    (deficit)     Stock    income(loss)  equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     $ 8,150   $ 72,878       $ 100    $ (5,872)        $ -        $ (51)    $ 75,205

Comprehensive Income:
Net income                              $ 4,094        -          -           -       4,094           -            -        4,094
Other Comprehensive Income (Loss),
  net of tax:
   Unrealized losses on securities,
    net of reclassification adjustment     (399)       -          -           -           -           -         (399)        (399)
                                        --------
Comprehensive Income                    $ 3,695
                                        ========

Common stock issued upon exercise
   of stock options                                   17        194           -           -           -            -          211

Common stock issued through
   employee stock purchase plan                        5         66           -           -           -            -           71

-------------------------------------            ---------------------------------------------------------------------------------
Balance at June 30, 1999                         $ 8,172   $ 73,138       $ 100    $ (1,778)        $ -       $ (450)    $ 79,182
=====================================            =================================================================================

Balance at December 31, 1999                     $ 8,771   $ 82,792       $ 100     $ 3,555         $ -     $ (2,271)    $ 92,947

Comprehensive Income:
Net income                              $ 6,441        -          -           -       6,441           -            -        6,441
Other Comprehensive Income (Loss),
  net of tax:
   Unrealized losses on securities,
    net of reclassification adjustment     (164)       -          -           -           -           -         (164)        (164)
                                        --------
Comprehensive Income                    $ 6,277
                                        ========

Cash dividends declared on common stock                 -          -           -        (442)          -            -        (442)

Purchase of treasury stock, 85,700
   shares at cost                                      -          -           -           -      (1,314)           -       (1,314)

Common stock issued upon exercise
   of stock options                                   75        759           -           -           -            -          834

Common stock issued through
   employee stock purchase plan                        4         52           -           -           -            -           56

-------------------------------------            ---------------------------------------------------------------------------------
Balance at June 30, 2000                         $ 8,850   $ 83,603       $ 100     $ 9,554    $ (1,314)    $ (2,435)    $ 98,358
=====================================            =================================================================================

                                                                                Six Months Ended June 30,
                                                                                     2000        1999
                                                                                   --------    --------
Disclosure of reclassification amount:
Unrealized holding losses arising during the period                                 $ (272)     $ (625)
Less: Reclassification adjustment for losses included in net income                    (25)          -
Less: Income tax benefit                                                               (83)       (226)
                                                                                   --------------------
Net unrealized losses on securities                                                 $ (164)     $ (399)
                                                                                   ====================


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
                                                                                     For the Period Ended
                                                                                           June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                   2000                1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                           $ 6,441             $ 4,094
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for possible loan losses                                                   2,364               1,717
    Depreciation and amortization                                                        3,734               1,887
    Deferred income tax benefit                                                           (786)             (1,030)
    Net accretion/amortization of securities                                               805                (489)
    Originations of mortgage loans held for sale                                       (75,135)           (163,430)
    Proceeds from sales of mortgage loans held for sale                                 83,258             169,915
    Purchase of trading securities                                                      (2,940)                  -
    Proceeds from sale of trading securities                                             2,945                   -
    Gain on sale of trading securities                                                      (5)                  -
    Gain on sale of premium finance receivables                                         (2,237)               (263)
    Loss on sale of Available-for-Sale securities                                           25                   -
    Increase (decrease) in other assets, net                                                82              (1,665)
    Increase in other liabilities, net                                                   9,667               2,338
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               28,218              13,074
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of Available-for-Sale securities                             66,032             240,762
  Proceeds from maturities of Held-to-Maturity securities                                    -               5,000
  Proceeds from sale of Available-for-Sale securities                                    9,808                   -
  Purchases of Available-for-Sale securities                                           (90,533)           (217,012)
  Proceeds from sale of premium finance receivables                                    135,663              20,343
  Net decrease in interest-bearing deposits with banks                                   2,358               4,816
  Net increase in loans                                                               (265,479)           (172,746)
  Purchases of premises and equipment, net                                             (11,298)            (10,948)
-------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                (153,449)           (129,785)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                         165,570             105,571
  Increase (decrease) in short-term borrowings, net                                    (13,060)             50,105
  Proceeds from notes payable                                                            6,500               5,100
  Repayment of notes payable                                                           (10,000)                  -
  Proceeds from trust preferred securities offering                                     20,000                   -
  Common stock issued upon exercise of stock options                                       834                 211
  Common stock issued through employee stock purchase plan                                  56                  71
  Purchase of treasure shares                                                           (1,314)                  -
  Dividends paid                                                                          (442)                  -
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              168,144             161,058
-------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               42,913              44,347
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        81,297              52,463
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $124,210            $ 96,810
===================================================================================================================

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

As of June 30, 2000, Wintrust had six wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank").

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

(3) Earnings Per Share
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       For the Three Months                  For the Six Months
                                                                          Ended June 30,                       Ended June 30,
                                                               ---------------------------------------------------------------------
                                                                    2000               1999              2000             1999
                                                               ----------------   ---------------   ----------------  --------------

     Net income                                   (A)                $ 3,319           $ 2,260           $ 6,441         $ 4,094
                                                               ================   ===============   ================  ==============

     Average common shares outstanding            (B)                  8,760             8,169             8,779           8,162
     Effect of dilutive common shares                                    211               335               212             330
                                                               ----------------   ---------------   ----------------  --------------

     Weighted average common shares and
        effect of dilutive common shares          (C)                  8,971             8,504             8,991           8,492
                                                               ================   ===============   ================  ==============

     Net income per average
        common share - Basic                     (A/B)               $  0.38           $  0.28            $ 0.73          $ 0.50
                                                               ================   ===============   ================  ==============

     Net income per average
        common share - Diluted                   (A/C)               $  0.37           $  0.27            $ 0.72          $ 0.48
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


(4) Long-term Debt - Trust Preferred Securities
    -------------------------------------------

In October 1998, the Company completed an offering of $31.05 million of 9.00% Cumulative Trust Preferred Securities. Also, in June 2000, the Company completed an additional offering of $20 million of 10.50% Cumulative Trust Preferred Securities. For purposes of generally accepted accounting principles, these securities are considered to be debt securities and not a component of shareholders' equity. The Trust Preferred Securities offerings have increased Wintrust's regulatory capital under Federal Reserve guidelines. Interest expense on the Trust Preferred Securities is also deductible for income tax purposes. For further information on the first offering of Trust Preferred Securities, please refer to Note 10 of the Company's Consolidated Financial Statements included in the Annual Report and Form 10-K for the year ended December 31, 1999.

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

The following table is a summary of certain operating information for reportable segments for the three-month and six-month periods ended June 30, 2000 and 1999 (in thousands):

                                                          For the Three Months                           For the Six Months
                                                             Ended June 30,                                Ended June 30,
                                                       2000                  1999                    2000                 1999
                                                  ----------------      ----------------        ----------------     ---------------
     NET INTEREST INCOME:
     Banking                                            $  13,814             $  10,965               $  26,408            $  21,021
     Premium Finance                                        3,256                 2,921                   6,392                6,053
     Indirect Auto                                          1,778                 2,033                   3,653                3,897
     Tricom                                                   836                     -                   1,633                    -
     Trust                                                    119                   124                     241                  232
     Inter-segment eliminations                           (3,883)               (3,678)                 (7,643)              (7,287)
     Other                                                (1,071)                 (767)                 (1,967)              (1,502)
                                                  ----------------      ----------------        ----------------     ---------------
        Total                                           $  14,849             $  11,598               $  28,717            $  22,414
                                                  ================      ================        ================     ===============

     NON-INTEREST INCOME:
     Banking                                            $   2,026             $   1,761                $  3,740             $  3,901
     Premium Finance                                          996                   263                   2,237                  263
     Indirect Auto                                              -                     -                       -                    -
     Tricom                                                 1,150                     -                   2,167                    -
     Trust                                                    494                   250                     966                  475
     Inter-segment eliminations                             (162)                 (156)                   (328)                (213)
                                                  ----------------      ----------------        ----------------     ---------------
        Total                                           $   4,504             $   2,118                $  8,782             $  4,426
                                                  ================      ================        ================     ===============




     SEGMENT PROFIT (LOSS):
     Banking                                            $   3,407             $   2,527                $  6,254             $  4,888
     Premium Finance                                        1,069                   939                   2,400                1,883
     Indirect Auto                                            487                   738                   1,037                1,409
     Tricom                                                   387                     -                     670                    -
     Trust                                                   (94)                 (180)                   (215)                (412)
     Inter-segment eliminations                             (916)               (1,054)                 (1,993)              (2,260)
     Other                                                (1,021)                 (710)                 (1,712)              (1,414)
                                                  ----------------      ----------------        ----------------     ---------------
        Total                                           $   3,319             $   2,260                $  6,441             $  4,094
                                                  ================      ================        ================     ===============


     SEGMENT ASSETS:
     Banking                                           $1,877,503            $1,540,944
     Premium Finance                                      322,695               280,019
     Indirect Auto                                        239,698               254,608
     Tricom                                                32,060                     -
     Trust                                                  2,559                 2,417
     Inter-segment eliminations                         (617,534)             (567,412)
     Other                                                  6,488                 4,563
                                                  ----------------      ----------------
        Total                                          $1,863,469            $1,515,139
                                                  ================      ================

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition as of June 30, 2000, compared with December 31, 1999, and June 30, 1999, and the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Crystal Lake Bank, since moving into its permanent location in downtown Crystal Lake in September 1998, opened a new drive-thru facility in March 1999 and a new full-service branch facility in south Crystal Lake in September 1999. In October 1999, North Shore Bank opened a new full-service branch facility in Skokie, Illinois. In February 2000, the Lake Forest Bank opened a new temporary branch facility in Highwood, Illinois. A permanent facility in Highwood is currently under construction and should be open later this year. Expenses related to these new banking operations and predominantly impact only the 2000 operating results presented in this discussion and analysis.

While committed to a continuing growth strategy, management's current focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing lending capacity within each of the Banks, FIFC, WAMC and Tricom. One aspect of this strategy is to continue to pursue specialized earning asset niches, and to maintain the mix of earning assets such that loans, which are higher-yielding, are kept at a level of between 85% and 90% of our deposit funds. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at those Banks with significant market share and more established customer bases.

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


RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended June 30, 2000 totaled $3.3 million, an increase of $1.1 million, or 47%, over the second quarter of 1999. On a per share basis, net income for the second quarter of 2000 totaled $0.37 per diluted common share, a $0.10 per share, or 37%, increase over the second quarter of 1999. The return on average equity for the second quarter of 2000 increased to 13.86% from 11.55% for the prior year quarter.

For the six months ended June 30, 2000, net income totaled $6.4 million, or $0.72 per diluted common share, an increase of $2.3 million, or 57%, and $0.24 per diluted share, when compared to the same period in 1999.

NET INTEREST INCOME

The following tables present a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the three-month and six-month periods ended June 30, 2000 and 1999:

                                                       For the Quarter Ended                       For the Quarter Ended
                                                           June 30, 2000                               June 30, 1999
                                              -----------------------------------------    ---------------------------------------
(dollars in thousands)                             Average      Interest       Rate            Average       Interest      Rate
----------------------
                                              ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)                $249,621       $ 4,038         6.51%       $ 213,506       $ 2,776        5.22%
Loans, net of unearned income (2)                 1,367,470        31,181         9.17        1,108,933        23,390        8.46
                                              ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                           1,617,091        35,219         8.76%       1,322,439        26,166        7.94%
                                              ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                         1,399,332        18,299         5.26%       1,150,344        13,216        4.61%
Short-term borrowings and notes payable              70,450         1,093         6.24           55,400           566        4.10
Long-term debt - trust preferred securities          34,610           833         9.63           31,050           734        9.46
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities             1,504,392        20,225         5.41%       1,236,794        14,516        4.71%
                                              ---------------- ------------- ----------    --------------- ------------- ---------

Tax equivalent net interest income                               $ 14,994                                    $ 11,650
                                                               =============                               =============
Net interest margin                                                               3.73%                                      3.53%
                                                                             ==========                                  =========
Core net interest margin(3)                                                       3.94%                                      3.76%
                                                                             ==========                                  =========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35% and 34% in 2000 and 1999, respectively. This total adjustment is $145,000 and $52,000 for the quarters ended June 30, 2000 and 1999, respectively.
(3) The core net interest margin excludes the interest expense associated with the Company's Trust Preferred Securities.

                                                     For the Six Months Ended                    For the Six Months Ended
                                                          June 30, 2000                               June 30, 1999
                                             -----------------------------------------    ---------------------------------------
(dollars in thousands)                            Average      Interest       Rate            Average       Interest      Rate
----------------------
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)               $239,279       $ 7,619         6.40%       $ 207,772       $ 5,394        5.24%
Loans, net of unearned income (2)                1,340,473        60,025         9.01        1,068,225        45,090        8.51
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                          1,579,752        67,644         8.61%       1,275,997        50,484        7.98%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                        1,366,164        34,898         5.14%       1,122,122        25,766        4.63%
Short-term borrowings and notes payable             72,472         2,200         6.10           36,340           743        4.12
Long-term debt - trust preferred securities         32,830         1,568         9.55           31,050         1,469        9.46
                                             ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities            1,471,466        38,666         5.28%       1,189,512        27,978        4.74%
                                             ---------------- ------------- ----------    --------------- ------------- ---------

Tax equivalent net interest income                              $ 28,978                                    $ 22,506
                                                              =============                               =============
Net interest margin                                                              3.69%                                      3.56%
                                                                            ==========                                  =========
Core net interest margin(3)                                                      3.89%                                      3.79%
                                                                            ==========                                  =========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35% and 34% in 2000 and 1999, respectively. This total adjustment is $261,000 and $92,000 for the six-month periods ended June 30, 2000 and 1999, respectively.
(3) The core net interest margin excludes the interest expense associated with the Company's Trust Preferred Securities.


Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits, borrowings and long-term debt. The related net interest margin represents the net interest income on a tax-equivalent basis as a percentage of average earning assets during the period.

Tax-equivalent net interest income for the quarter ended June 30, 2000 totaled $15.0 million, an increase of $3.3 million, or 29%, as compared to the $11.7 million recorded in the same quarter of 1999. This increase mainly resulted from loan growth, the October 1999 acquisition of Tricom, Inc. of Milwaukee ("Tricom") and management's ability to control funding costs in the current interest rate environment. Tax-equivalent interest and fees on loans for the quarter ended June 30, 2000 totaled $31.2 million, an increase of $7.8 million, or 33%, over the prior year quarterly total of $23.4 million. This growth was predominantly due to a $259 million, or 23%, increase in average total loans.

For the second quarter of 2000, the net interest margin was 3.73%, an increase of 20 basis points when compared to the margin of 3.53% in the prior year quarter. The core net interest margin, which excludes the net impact of the Company's Trust Preferred Securities offerings was 3.94% for the second quarter of 2000, an increase of 18 basis points over the core net interest margin of 3.76% for the second quarter of 1999. The improved margin resulted primarily from higher yields on both loans and securities coupled with solid loan growth and the addition of Tricom.

The rate paid on interest-bearing deposits averaged 5.26% for the second quarter of 2000 versus 4.61% for the same quarter of 1999, an increase of 65 basis points. This increase was caused by continued increases in market rates, which was somewhat offset by management's decision to be less aggressive on its deposit pricing. The rate paid on short-term borrowings and notes payable increased to 6.24% in the second quarter of 2000 as compared to 4.10% in the same quarter of 1999, due primarily to a higher outstanding balance under the company's revolving credit agreement with an unaffiliated bank and a higher rate environment for the Company's short-term funding sources.

The yield on total earning assets for the second quarter of 2000 was 8.76% as compared to 7.94% in 1999, an increase of 82 basis points resulting primarily from increases in the prime lending rate, general market rate increases on liquidity management assets, and the acquisition of Tricom. The second quarter 2000 loan yield of 9.17% increased 71 basis points when compared to the prior year quarterly yield of 8.46% and was due primarily to a higher average prime lending rate of 9.24% during the second quarter of 2000 versus an average prime lending rate of 7.75% for the second quarter of 1999. The Company's loan portfolio does not re-price in a parallel fashion to increases in the prime rate due to a portion of the portfolio being longer-term fixed rate loans.

For the first six months of 2000, tax equivalent net interest income totaled $29.0 million and increased $6.5 million, or 29%, over the $22.5 million recorded in the same period of 1999. This increase was also mainly due to a combination of loan growth and the addition of Tricom. Interest and fees on loans, on a tax equivalent basis, totaled $60.0 million for the first six months of 2000, and increased $14.9 million, or 33%, over the same period of 1999. Average loans for the first six months of 2000 grew $272 million, or 25%, over the average for the first six months of 1999. The net interest margin for the first six months of 2000 was 3.69%, an increase of 13 basis points when compared to the same period in 1999. The core net interest margin was 3.89% for the first six months of 2000 and increased 10 basis points over the prior year period. Consistent with the second quarter margin improvement as noted above, the year-to-date margin increase was mainly the result of loan growth, the addition of Tricom and the ability to control funding costs in a rising rate environment.

The following table presents a reconciliation of the Company's tax-equivalent net interest income, calculated on a tax equivalent basis, between the three and six-month periods ended June 30, 1999 and June 30, 2000. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                                Three Month           Six Month
                                                                                                   Period               Period
                                                                                                   ------               ------
    Tax equivalent net interest income for the period ended June 30, 1999..........              $  11,650             $ 22,506
        Change due to average earning assets fluctuations (volume).................                  2,728                5,653
        Change due to interest rate fluctuations (rate)............................                    563                  827
        Change due to rate/volume fluctuations (mix)...............................                     53                   (8)

                                                                                          --------------------  -------------------
    Tax equivalent net interest income for the period ended June 30, 2000 .........               $ 14,994             $ 28,978
                                                                                          ====================  ===================


NON-INTEREST INCOME

For the second quarter of 2000, non-interest income totaled $4.5 million and increased $2.4 million, or 113%, over the prior year quarter. For the first six months of 2000, non-interest income totaled $8.8 million and increased $4.4 million, or 98%, when compared to the same period in 1999. Gains from the sale of premium finance receivables, revenues from Tricom and increases in trust fees, deposit services charges and leased equipment rental income were partially offset by a lower level of fees from the sale of mortgage loans. The following table presents non-interest income by category (in thousands):

                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                 June 30,
                                                       -----------------------------------      ----------------------------------
                                                             2000               1999                 2000                1999
                                                       -----------------   ----------------     ----------------    ---------------
Fees on mortgage loans sold                                    $  742             $  919              $ 1,225            $ 2,217
Service charges on deposit accounts                               479                347                  948                681
Trust fees                                                        494                250                  966                475
Administrative services revenue                                 1,141                  -                2,154                  -
Gain on sale of premium finance receivables                       996                263                2,237                263
Securities gains (losses), net                                   (28)                -                   (25)                -
Other income                                                      680                339                1,277                790
                                                       -----------------   ----------------     ----------------    ---------------
     Total non-interest income                                $ 4,504            $ 2,118              $ 8,782            $ 4,426
                                                       =================   ================     ================    ===============

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended June 30, 2000, these fees totaled $742,000, a decline of $177,000, or 19%, from the prior year quarter. For the first six months of 2000, fees on mortgage loans sold totaled $1.2 million and declined $1.0 million, or 45%, when compared to the same period of 1999. These declines were due to lower levels of mortgage origination volumes, particularly refinancing activity, caused by the recent increases in mortgage interest rates.

Service charges on deposit accounts totaled $479,000 for the second quarter of 2000, an increase of $132,000 when compared to the same quarter of 1999. For the first six months of 2000, deposit service charges totaled $948,000 and increased $267,000 when compared to the same period of 1999. These increases were due to a higher deposit base and a larger number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees totaled $494,000 for the second quarter of 2000, a $244,000, or 98%, increase over the same quarter of 1999. For the first six months of 2000, trust fees totaled $966,000 and increased $491,000, or 103%, over the same period of 1999. The increases were mainly the result of new business development efforts from the staff of experienced trust officers added since late 1998 with the formation of Wintrust Asset Management Company. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. However, as the introduction of expanded trust and investment services continues to unfold, it is expected that overhead levels will be high when compared to the initial fee income that is generated. It is anticipated that trust fees will eventually increase to a level sufficient to absorb this overhead within the next two years.

The administrative services revenue contributed by Tricom, which was acquired in October 1999, added $1.1 million to total non-interest income in the second quarter of 2000 and $2.2 million for the first six months of 2000. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

As a result of strong loan originations during the second quarter of 2000, approximately $62 million of premium finance receivables were sold to an unrelated third party and resulted in the recognition of a $1.0 million gain. Through the first six months of 2000, approximately $133 million of premium finance receivables have been sold resulting in a year-to-date gain of $2.2 million. The Company currently has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2000, the ratio was approximately 87.6%. Accordingly, the Company sold excess premium finance receivables volume to an unrelated third party financial institution. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

Other non-interest income for the second quarter totaled $680,000 and increased $341,000 over the prior year quarterly total of $339,000. For the first six months of 2000, other non-interest income totaled $1.3 million and increased $487,000, or 62%, over the same period of 1999. These increases were due primarily to increases in rental income from equipment leased through the MMF Leasing Services division of the Lake Forest Bank of $203,000 and $417,000, respectively, for the three and six months periods of 2000 compared 1999.


NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2000 totaled $12.9 million and increased $3.4 million, or 35%, from the second quarter 1999 total of $9.5 million. For the first six months of 2000, non-interest expense totaled $25.0 million and increased $5.9 million, or 31%, when compared to the prior year period. The continued growth and expansion of the de novo banks, the development of the trust and investment business, and the October 1999 acquisition of Tricom were the primary causes for this increase. Since June 30, 1999, total deposits have grown 22% and total loan balances have risen 23%, requiring higher levels of staffing and other costs to both attract and service the larger customer base. The following table presents non-interest expense by category (in thousands):

                                                                Three Months                               Six Months
                                                               Ended June 30,                            Ended June 30,
                                                    ------------------------------------       -----------------------------------
                                                           2000               1999                   2000               1999
                                                    -------------------  ----------------      ------------------------------------
    Salaries and employee benefits                           $ 6,793           $ 5,193               $ 13,128           $ 10,272
    Occupancy, net                                             1,140               669                  2,150              1,345
    Equipment expense                                          1,137               702                  2,286              1,330
    Data processing                                              699               511                  1,379                993
    Advertising and marketing                                    322               363                    571                732
    Professional fees                                            357               276                    652                586
    Other                                                      2,441             1,814                  4,832              3,806
                                                    -------------------  ----------------      ------------------------------------
         Total non-interest expense                         $ 12,889           $ 9,528               $ 24,998           $ 19,064
                                                    ===================  ================      ====================================

Salaries and employee benefits expense totaled $6.8 million for the second quarter of 2000, an increase of $1.6 million, or 31%, as compared to the prior year quarter total of $5.2 million. For the first six months of 2000, salaries and employee benefits expense totaled $13.1 million and increased $2.9 million, or 28%, when compared to the first six months of 1999. These increases were primarily due to the acquisition of Tricom, the expansion of the trust and investment business and the addition of four additional banking offices since June 30, 1999. As a percent of average total assets, on an annualized basis, salaries and employee benefits were 1.51% and 1.48% for the first six months of 2000 and 1999, respectively. The slight increase in this ratio is primarily a result of the administrative services staffing at Tricom in 2000. Since Tricom was not acquired until the fourth quarter of 1999, the 1999 ratio does not reflect those salaries and employee benefits.

For the second quarter of 2000, occupancy costs, equipment expense and data processing increased $471,000 (70%), $435,000 (62%) and $188,000 (37%), respectively, over the prior year first quarter. For the first six months of 2000, the respective increases were $805,000 (60%), $956,000 (72%) and $386,000
(39%). These increases were due to the general growth of the Company including the opening of several new banking facilities as discussed in the Overview and Strategy section, the acquisition of Tricom and the development of the trust and investment business.

Other non-interest expense, for the six months ended June 30, 2000, totaled $4.8 million and increased $1.0 million, or 27%, due mainly to the factors mentioned earlier. This category of expense includes loan expenses, correspondent bank service charges, postage, insurance, stationary and supplies, goodwill amortization and other sundry expenses. Goodwill and other intangibles amortization expense totaled $179,000 and $357,000 for the three and six month periods of 2000, respectively, compared to $35,000 and $70,000 for the same periods of 1999, respectively. The increases in goodwill and other intangibles amortization expense is a result of the acquisition of Tricom in October 1999.

Despite the Company's growth and the related increases in many of the non-interest expense categories, the net overhead ratio for the first six months of 2000 declined to 1.87% as compared to the first six months of 1999 ratio of 2.10%. The overhead ratio is within management's stated performance goal range of 1.50% - 2.00%.

INCOME TAXES

The Company recorded income tax expense of $1.9 million for the three months ended June 30, 2000 versus $1.0 million for the same period of 1999. For the first six months of 2000, approximately $3.7 million of income tax expense was recorded versus approximately $2.0 million in the prior year period. The increase was due primarily to the increase in operating income and the fact that 1999 also included the realization of approximately $225,000 and $300,000 of income tax benefits relating to recognition of prior net operating losses for the three and six month periods of 1999, respectively.


OPERATING SEGMENT RESULTS

As shown in Note 5 to the Unaudited Consolidated Financial Statements, the Company's operations consist of five primary segments: banking, premium finance, indirect auto, Tricom and trust. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment.

For the second quarter of 2000, the banking segment's net interest income totaled $13.8 million, an increase of $2.8 million, or 26%, as compared to the $11.0 million recorded in the same quarter of 1999. On a year-to-date basis, the banking segment net interest income totaled $26.4 million and increased $5.4 million, or 26%, as compared to the 1999 period. These increases were the direct result of earning asset growth of approximately 23% for the periods, particularly in the loan portfolio, as earlier discussed in the Net Interest Income section. The banking segment's non-interest income totaled $2.0 million for the second quarter of 2000 and increased $265,000, or 15%, when compared to the prior year quarter. The slight increase was due primarily to increased income from operating equipment leases and service charges on a higher level of deposit accounts. Somewhat offsetting those increases was a drop in fees on mortgage loans sold that was caused by the recent rise in mortgage interest rates and the related lower levels of refinancing activity. On a year-to-date basis, non-interest income totaled $3.7 million and declined $161,000, or 4%, as compared to the first six months of 1999. Although the majority of the banking segment's non-interest income categories increased due to higher volumes of accounts, the decline on a year-to-date basis was a direct result of the lower fees on mortgage loans in 2000 versus 1999 in the amount of $1.0 million. The banking segment's after-tax profit for the quarter ended June 30, 2000, totaled $3.4 million, an increase of $880,000, or 35%, as compared to the prior year quarterly total of $2.5 million. For the first six months of 2000, after-tax operating profit for the banking segment totaled $6.3 million and increased $1.4 million, or 28%, over the same period of 1999. This improved profitability resulted mainly from higher levels of net interest income created from the continued growth and maturation of the Company's de novo banks and branches.

Net interest income from the premium finance segment totaled $3.3 million for the quarter ended June 30, 2000 compared to $2.9 million for the same quarter of 1999. On a year-to-date basis, the premium finance segment net interest income totaled $6.4 million compared to $6.0 million recorded for the first six months of 1999. The increases in net interest income are a result of higher levels of outstanding receivables offset slightly by a higher funding costs associated with this portfolio in 2000. Non-interest income for the three months ended June 30, 2000 totaled $1.0 million compared to $263,000 for the same period of 1999. For the first six months of 2000, non-interest income for the premium finance segment totaled $2.2 million compared to the $263,000 recorded in the same period of 1999. The increases are a result of gains from the sale of additional premium finance receivables in 2000, as mentioned earlier in this report. After-tax profit for the premium finance segment totaled $1.1 million for the three-month period ended June 30, 2000, and increased $130,000, or 14%, over the same period of 1999. For the six months ended June 30, 2000 and 1999, the after-tax profit for this segment was $6.3 million and $4.9 million, respectively. These increases were due mostly to higher levels of premium finance receivables created from new product offerings and targeted marketing programs and the additional gains from the sale of receivables.

The indirect auto segment recorded $1.8 million of net interest income for the second quarter of 2000, a decline of $255,000, or 13%, as compared to the 1999 quarterly total. On a year-to-date basis, net interest income declined $244,000, or 6%, to $3.7 million from the comparable period of 1999. The decline is due to management's efforts to reduce the level of outstanding loans in this portfolio and higher funding costs in 2000 compared to 1999. After-tax segment profit totaled $487,000 for the three-month period ended June 30, 2000, a decline of $251,000 when compared to the same period of 1999. For the first six months of 2000, after-tax operating profits were $1.0 million in 2000 compared to $1.4 million in the first six months of 1999. The decline in this segment's profitability was caused mainly by a higher level of credit losses, lower outstanding loan balances and compressed margins in 2000 versus 1999. See further discussion of credit quality information in the "ASSET QUALITY" section of this report.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. For the quarter and six months ended June 30, 2000, the Tricom segment added $836,000 and $1.6 million, respectively, to the Company's net interest income, $1.2 million and $2.2 million, respectively, to the Company's non-interest income, and $387,000 and $670,000, respectively, to the Company's net income. No results are included for the first quarter of 1999 because Tricom was acquired in October 1999 using the purchase method of accounting.

The trust segment recorded non-interest income of $494,000 for the second quarter of 2000 as compared to $250,000 for the same quarter of 1999, an increase of $244,000, or 98%. On a year-to-date basis, non-interest income for the trust segment increased to $966,000 from $475,000 in the prior year period, an increase of 103%. The increase was the result of continued new business development efforts by a larger staff of experienced trust professionals that were hired in connection with the October 1998 start-up of WAMC. The trust segment's after-tax loss totaled $94,000 for the three-month period ended June 30, 2000, as compared to after-tax loss of $180,000 for the same period of 1999. For the first six months of 2000 and 1999, after-tax losses for this segment were $215,000 and $412,000, respectively. The decline in after-tax segment losses was a direct result of the increased asset base managed by WAMC and the associated fees. As more fully discussed in the Overview and Strategy section of this analysis, management expects the start-up phase for the trust segment to continue for up to two years before its operations become profitable.


FINANCIAL CONDITION

Total assets were $1.86 billion at June 30, 2000, an increase of $348 million, or 23%, over the $1.52 billion a year earlier, and $184 million, or 11%, over the $1.68 billion at December 31, 1999. Growth at the newer banks and branches coupled with continued market share growth at the more mature banks were the primary factors for these increases. Total funding liabilities, which include deposits, short-term borrowings, notes payable and long-term debt, were $1.73 billion at June 30, 2000, and increased $311 million, or 22%, over the prior year, and $169 million, or 11%, since December 31, 1999. These increases were primarily utilized to fund growth in the loan portfolio and certain discretionary investment leveraging transactions.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                         June 30, 2000                 December 31, 1999               June 30, 1999
                                 ------------------------------- ------------------------------ -----------------------------
    Loans:                            Balance         Percent         Balance        Percent        Balance         Percent
                                 ------------------ ------------ ------------------ ----------- -----------------  ----------
      Commercial and commercial
          real estate                  $ 552,694          33%          $ 485,776        32%          $ 420,528         30%
      Premium finance, net               250,796          15             219,341        15             216,209         16
      Indirect auto, net                 234,774          14             255,410        17             243,804         18
      Home equity                        157,042           9             139,194         9             118,436          8
      Residential real estate            135,746           8             111,026         7              99,987          7
      Tricom finance receivables          20,978           1              17,577         1                   -          -
      Installment and other               48,794           3              49,925         3              38,205          3
                                 ------------------ ------------ ------------------ ----------- -----------------  ----------
    Total loans, net of
         unearned income               1,400,824          83           1,278,249        84           1,137,169         82
                                 ------------------ ------------ ------------------ ----------- -----------------  ----------
    Securities and money
        market investments               287,208          17             236,573        16             244,920         18
                                 ------------------ ------------ ------------------ ----------- -----------------  ----------

    Total earning assets             $ 1,688,032         100%        $ 1,514,822       100%        $ 1,382,089        100%
                                 ================== ============ ================== =========== =================  ==========

Earning assets as of June 30, 2000, increased $306 million, or 22%, over the balance a year earlier, and $173 million, or 11%, over the balance at the end of 1999. The ratio of earning assets as a percent of total assets remained consistent at approximately 90% - 91% as of each reporting period date shown in the above table.

Total net loans were $1.40 billion at June 30, 2000, an increase of $123 million, or 10%, since December 31, 1999, and an increase of $264 million, or 23%, since June 30, 1999. Solid loan growth in the core commercial loan, home equity and residential real estate portfolios were the main factor for these increases. Also, showing increases were the specialty premium finance and Tricom finance receivable segments, the latter category which was added as a result of the October 1999 acquisition of Tricom. Offsetting the increases in all of the other loan categories was a decline in the balance of indirect auto loans. Because of the impact of the current economic and competitive environment on interest rates surrounding this portfolio, management has begun to reduce the level of new indirect auto loans originated and is dedicating additional resources to optimize the profitability of this loan segment at slightly reduced levels of outstanding receivables. Total net loans comprised 83% of total earning assets at June 30, 2000 as compared to 82% a year earlier and 84% at the end of 1999.

Commercial and commercial real estate loans, the largest loan category, comprised 33% of total earning assets and 39% of total loans as of June 30, 2000 and has increased $132.2 million, or 31%, since June 30, 1999 and $66.9 million, or 14%, since the end of 1999. The strong growth experienced over the past year has resulted mainly from a healthy economy and the hiring of additional experienced lending officers.

Net premium finance receivables totaled $250.8 million at June 30, 2000 and comprised 18% of the total loan portfolio. This total balance increased $34.6 million, or 16%, since June 30, 1999 and $31.5 million, or 14%, since the end of 1999. This growth was primarily the result of increased market penetration from new product offerings and marketing programs. Over the past few years, the majority of premium finance receivables originated by FIFC were being sold to the Banks and consequently remained an asset of the Company. However, since the second quarter of 1999, as a result of the continued solid growth in loan originations, FIFC has been selling a portion of new receivables to an unrelated third party. During the second quarter of 2000 the Company sold approximately $62 million of premium finance receivables to an unrelated third party at a gain of $1.0 million. For the first six months of 2000, approximately $133 million of premium finance receivables at a gain of $2.2 million. In addition to recognizing gains on the sale of these receivables, the proceeds provided the Company with additional liquidity. It is possible that similar future sales may occur depending on the level of new volume growth in relation to the desired capacity within the Banks' loan portfolios.

Net indirect auto loans comprised 14% of total earning assets and 17% of total loans as of June 30, 2000. This portfolio decreased $9.0 million, or 4%, from a year ago, and decreased $20.6 million, or 8%, since the end of 1999. The decrease in the balance is the result of a higher interest rate environment experienced during the first six months of 2000 coupled with a decision by management to reduce its reliance upon indirect automobile lending as a percent of the overall earning asset portfolio due to competitive pricing and margin concerns. As such, management intends to maintain the outstanding level of the portfolio near or slightly below the existing level. The Company utilizes credit underwriting routines that management believes result in a high quality new and used auto loan portfolio. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

The October 1999 acquisition of Tricom added a new category of specialty finance receivables to the Company's earning asset portfolio. These receivables consist of high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. At June 30, 2000, outstanding finance receivables totaled $21.0 million, an increase of $3.4 million, or 19%, from the December 31, 1999 balance.

Home equity loans totaled $157.0 million at June 30, 2000 and increased $38.6 million, or 33%, since a year earlier and $17.8 million, or 13%, as compared to the end of 1999. This category of loans continues to represent approximately 8%-9% of total earning assets and has grown in proportion to the entire growth of the Company. The growth is due mainly to targeted marketing programs over the past year and higher usage of existing lines than in the past. The marketing programs generally use a short-term low initial interest rate as an incentive to the borrower. Unused commitments on home equity lines of credit have increased $27.1 million, or 15%, over the balance at June 30, 1999 and totaled $204.7 million at June 30, 2000.

Residential real estate loans totaled $135.7 million as of June 30, 2000 and increased $35.8 million, or 36%, over a year ago and $24.7 million, or 22%, since December 31, 1999. Mortgage loans held for sale are included in this category and totaled $12.1 million as of June 30, 2000, $8.1 million as of December 31, 1999 and $11.5 million as of June 30, 1999. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the Non-interest Income section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and include mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category has been due mainly to the relatively low mortgage interest rate environment experienced until recently and a continued strong local housing market.

Securities and money market investments (i.e. federal funds sold and interest-bearing deposits with banks) totaled $287.2 million at June 30, 2000, an increase of $50.6 million, or 21%, since December 31, 1999 and $42.3 million, or 17%, since a year earlier. This category as a percent of total earning assets was 17% at June 30, 2000 versus 16% and 18% at December 31, 1999 and June 30, 1999; respectively.

The Company maintained no trading account securities at June 30, 2000 or as of any of the other previous reporting dates. The balances of securities and money market investments fluctuate frequently based upon deposit inflows, loan demand and proceeds from loan sales. As a result of anticipated growth in the development of the de novo banks, it has been Wintrust's policy to generally maintain its securities and money market portfolio in short-term, liquid, and diversified high credit quality securities in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate.

DEPOSITS

Total deposits at June 30, 2000 were $1.63 billion, an increase of $294 million, or 22%, over the June 30, 1999 total and an increase of $166 million, or 11%, since December 31, 1999. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                      June 30, 2000                    December 31, 1999                    June 30, 1999
                             ---------------------------------  ---------------------------------  --------------------------------
                                                   Percent                            Percent                           Percent
                                 Balance          of Total           Balance         of Total           Balance         of Total
                             -----------------  --------------  ------------------ --------------  ------------------ -------------
  Demand                           $ 173,967            11%           $ 154,034            11%            $ 124,642           9%
  NOW                                154,056             9              130,625             9               139,700          11
  Money market                       284,918            17              252,483            17               232,198          17
  Savings                             74,434             5               72,718             5                73,445           6
  Certificates of deposit            941,817            58              853,762            58               764,740          57
                             -----------------  --------------  ------------------ --------------  ------------------ -------------

               Total             $ 1,629,192           100%         $ 1,463,622           100%          $ 1,334,725         100%
                             =================  ==============  ================== ==============  ================== =============

The percentage mix of deposits as of June 30, 2000 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been primarily the result of newer bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.

SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of June 30, 2000, the Company's short-term borrowings totaled $46.8 million and consisted primarily of short-term repurchase agreements utilized to leverage certain investment transactions within several banks' security portfolios and certain customer repurchase agreements. At June 30, 2000, the Company also had $4.9 million outstanding on its $40 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of June 30, 1999 was $5.1 million and $8.4 million at December 31, 1999. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, purchases of treasury stock, possible future acquisitions and for other general corporate matters.

LONG-TERM DEBT - TRUST PREFERRED SECURITIES

For each of the reporting periods, the long-term debt category included $31.05 million of 9.00% Cumulative Trust Preferred Securities, which were publicly sold in an offering that was completed in October 1998. In June of 2000, the Company issued another $20.0 million of Trust Preferred Securities bringing the total long-term debt category to $51.05 million. The June 2000 offering consisted of 800,000 shares of $25.00 par value securities with a 10.50% interest rate. The sale of the Trust Preferred Securities increased Wintrust's regulatory capital and provided for and will provide for the continued growth of the banking franchise, and for possible future acquisitions of other banks or finance-related companies.

The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 4 to the Unaudited Consolidated Financial Statements for further information on the first Trust Preferred Securities offering.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $98.4 million at June 30, 2000 and increased $19.2 million since June 30, 1999 and $5.4 million since the end of 1999. These increases were the result of the Company's corporate earnings offset by net unrealized losses of the available-for-sale security portfolio, dividend payments and stock repurchases. The annualized return on average equity for the quarter ended June 30, 2000 increased to 13.86% as compared to 11.55% for the prior year period.

The following table reflects various consolidated measures of capital at June 30, 2000, December 31, 1999 and June 30, 1999:

                                                                 June 30,             December 31,            June 30,
                                                                   2000                   1999                  1999
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          6.9%                 7.1%                   7.2%
Ending tier 1 capital to risk-based asset ratio                         7.3%                 7.8%                   7.9%
Ending total capital to risk-based asset ratio                          8.9%                 8.4%                   8.9%
Dividend payout ratio                                                   6.9%                 0.0%                   0.0%

On January 27, 2000, Wintrust declared its first semi-annual cash dividend of $0.05 per common share. The dividend was paid on February 24, 2000. Subsequent to the end of the June 30, 2000 quarter, the Company declared its second semi-annual cash dividend of $0.05 per common share to shareholders of record as of August 10, 2000 and payable on August 24, 2000. Additionally, the Company initiated a stock buyback program authorizing the repurchase of up to 300,000 shares of its common stock. Through June 30, 2000, the Company repurchased a total of 85,700 shares at an average price of $15.33 per share.

To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. At June 30, 2000, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered

"adequately capitalized" under the total risk-based capital ratio. The Company's total risk-based capital ratio increased since the prior year end due to the issuance of the Trust Preferred Securities as discussed above in the "Long-term Debt - Trust Preferred Securities" section of this report.

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock or additional trust preferred securities are the primary forms of capital that the Company considers as it evaluates its capital position.

ASSET QUALITY

Allowance for Possible Loan Losses
A reconciliation of the activity in the allowance for possible loan losses for the three and six months ended June 30, 2000 and 1999 is shown as follows (dollars in thousands):

                                                              Three Months Ended                            Six Months Ended
                                                                   June 30,                                     June 30,
                                                          2000                 1999                  2000                  1999
                                                   -------------------     ----------------     -----------------     --------------
  Balance at beginning of period                          $  9,359              $ 7,518                $8,783                $7,034

 Provision for possible loan losses                          1,223                  933                 2,364                 1,717

 Charge-offs
  Core banking loans                                           316                  302                   446                   403
  Indirect automobile loans                                    320                  479                   631                   639
  Tricom receivables                                            73                   --                    73                    --
  Premium finance receivables                                  158                   95                   359                   190
                                                   -------------------     ----------------     -----------------     --------------
     Total charge-offs                                         867                  876                 1,509                 1,232
 Recoveries
  Core banking loans                                             3                    4                    11                    10
  Indirect automobile loans                                     30                   14                    73                    28
  Tricom receivables                                            --                   --                    --                    --
  Premium finance receivables                                   44                   84                    70                   120
                                                   -------------------     ----------------     -----------------     --------------
      Total recoveries                                          77                  102                   154                   158
                                                   -------------------     ----------------     -----------------     --------------

  Net charge-offs                                             (790)                (774)               (1,355)               (1,074)
                                                   -------------------     ----------------     -----------------     --------------

  Balance at June 30                                      $  9,792              $ 7,677                $9,792                $7,677
                                                   ===================     ================     =================     ==============

  Loans at June 30                                                                                 $1,400,824            $1,137,169
                                                                                                =================     ==============


  Allowance as a percentage of loans                                                                     0.70%                0.68%
                                                                                                =================     ==============

  Annualized net charge-offs as a percentage of average:
        Core banking loans                                                                               0.10%                0.12%
        Indirect automobile loans                                                                        0.45%                0.54%
        Premium finance receivables                                                                      0.23%                0.07%
                                                                                                -----------------     --------------
            Total loans                                                                                  0.20%                0.20%
                                                                                                =================     ==============
        Annualized provision for
            possible loan losses                                                                        57.32%               62.55%
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

The provision for possible loan losses totaled $1.2 million for the second quarter of 2000, an increase of $290,000 from a year earlier. For the first six months of 2000, the provision totaled $2.4 million and increased $647,000, or 38%, over the same period of 1999. The higher provision levels were necessary to cover a 23% increase in loan balances compared to June 30, 1999. For the six months ended June 30, 2000, net charge-offs totaled $1.4 million and increased from the $1.1 million of net charge-offs recorded in the same period of 1999. On a ratio basis, net charge-offs as a percentage of average loans remained consistent at 0.20% for the first six months of 2000 and 1999.

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

                                                            June 30,             December 31,              June 30,
                                                              2000                   1999                    1999
                                                              ----                   ----                    ----
      Past Due greater than 90 days
           and still accruing:
            Core banking loans                                   $  438                  $  713                 $  413
            Indirect automobile loans                               362                     391                    168
            Premium finance receivables                           1,817                   1,523                  1,243
                                                      ---------------------  ----------------------  ---------------------
                Total                                             2,617                   2,627                  1,824
                                                      ---------------------  ----------------------  ---------------------

      Non-accrual loans:
            Core banking loans                                      626                   1,895                  1,478
            Indirect automobile loans                               391                     298                    307
            Premium finance receivables                           2,548                   2,145                  1,354
                                                      ---------------------  ----------------------  ---------------------
                Total non-accrual loans                           3,565                   4,338                  3,139
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing loans:
            Core banking loans                                    1,064                   2,608                  1,891
            Indirect automobile loans                               753                     689                    475
            Premium finance receivables                           4,365                   3,668                  2,597
                                                      ---------------------  ----------------------  ---------------------
                Total non-performing loans                        6,182                   6,965                  4,963
                                                      ---------------------  ----------------------  ---------------------

      Other real estate owned                                         -                       -                      -
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets                               $ 6,182                 $ 6,965                $ 4,963
                                                      =====================  ======================  =====================

      Total non-performing  loans by category as a percent of its own respective category:
            Core banking loans                                       0.12%                   0.32%                  0.28%
            Indirect automobile loans                                0.32%                   0.27%                  0.19%
            Premium finance receivables                              1.74%                   1.67%                  1.20%
                                                      ---------------------  ----------------------  ---------------------
               Total non-performing loans                            0.44%                   0.54%                  0.44%
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets as a
          percentage of total assets                                 0.33%                   0.41%                  0.33%

      Allowance for possible loan losses as
        a percentage of non-performing loans                       158.40%                 126.10%                154.68%


NON-PERFORMING CORE BANKING LOANS

Total non-performing loans for the Company's core banking business were $1.1 million, or 0.12%, of the Company's core banking loans as of June 30, 2000, and were down from the ratios of 0.32% as of December 31, 1999 and 0.28% as of June 30, 1999. When comparing the June 30, 2000 total to the balance of $2.6 million as of December 31, 1999, total non-performing core loans declined $1.5 million. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans, of which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of June 30, 2000 and 1999, and the amount of net charge-offs for the six months then ended.

                                              As of and for the       As a                    As of and for the      As a
                                              six-months ended    % of Premium                six-months ended   % of Premium
                                                  6/30/00         Finance Rec.                    6/30/99        Finance Rec.
                                                  -------         ------------                    -------        ------------
     Non-performing premium finance
          receivables                             $4,365,000         1.74%                       $2,597,000         1.20%

     Net charge-offs of premium
          finance receivables                        289,000         0.23%                           70,000         0.07%

It is important to note that the ratio of net charge-offs is substantially less than the ratio of non-performing assets. Management has a goal of maintaining credit losses for this portfolio at a level below 35 basis points of average premium finance loans outstanding. The recent growth in the portfolio has contributed to the increase in delinquent accounts and management has implemented additional collection procedures and invested in additional collection staff and is diligently working to reduce the level of delinquent accounts. It should be noted that an increase in delinquent accounts also results in additional late charge income from the borrowers that helps to offset the impact of the higher level of net charge-offs.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $753,000 at June 30, 2000, compared to $689,000 at December 31, 1999 and $475,000 at June 30, 1999. The ratio of these non-performing loans has increased slightly to 0.32% of total indirect automobile loans at June 30, 2000 from 0.27% at December 31, 1999 and 0.19% at June 30, 1999. As noted in the Allowance for Possible Loan Losses table, net charge-offs as a percent of total indirect automobile loans decreased from 0.54% in the first half of 1999 to 0.45% in the first half of 2000. Despite the increase in the level of non-performing loans, these ratios continue to be below standard industry ratios for this type of loan category. However, based on the impact of the current economic and competitive environment surrounding this portfolio, management has begun to reduce the level of new loans originated and is dedicating additional resources to reduce the level of delinquencies.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of June 30, 2000 and December 31, 1999 was approximately $17.1 million and $14.4 million, respectively.


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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of June 30, 2000, the Company had $315 million notional principal amount of interest rate cap contracts that mature in September 2000 ($60 million), October 2000 ($60 million), January 2001 ($60 million), February 2001 ($55 million), April 2001 ($60 million) and July 2001 ($20 million). These contracts, which have various strike rates measured against the 91-day treasury bill rate, were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products. During 2000, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions were designed to utilize excess capital at certain banks and increase the total return associated with holding these securities as earning assets. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

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

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of June 30, 2000.

                                                                            TIME TO MATURITY OR REPRICING
                                                                            -----------------------------
                                                 0-90             91-365              1-5           5+ YEARS
                                                 DAYS              DAYS              YEARS           & OTHER                TOTAL
                                                 ----              ----              -----           -------                -----
                                                                               (DOLLARS IN THOUSANDS)
ASSETS:
   Loans, net of unearned income........         $610,263          $338,820           $422,128         $29,613         $ 1,400,824
   Securities...........................           63,702            19,501             97,173          38,985             219,361
   Interest-bearing bank deposits.......              189                 -                  -               -                 189
   Federal funds sold...................           67,658                 -                  -               -              67,658
   Other................................                -                 -                  -         175,437             175,437
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive assets (RSA)            741,812           358,321            519,301         244,035           1,863,469
                                            ===============  ================   ================  ==============   =================

LIABILITIES AND SHAREHOLDERS'
EQUITY:
   NOW..................................          154,056                 -                  -               -             154,056
   Savings and money market.............          344,580                 -                  -          14,772             359,352
   Time deposits........................          399,671           374,748            166,682             716             941,817
   Short term borrowings................           36,585            10,198                  -               -              46,783
   Notes payable........................            4,850                 -                  -               -               4,850
   Demand deposits & other
      liabilities.......................                -                 -                  -         207,203             207,203
   Trust preferred securities...........                -                 -                  -          51,050              51,050
   Shareholders' equity.................                -                 -                  -          98,358              98,358
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive liabilities
         and equity (RSL)...............          939,742           384,946            166,682         372,099           1,863,469
                                            ===============  ================   ================  ==============   =================
Cumulative gap, excluding interest
  rate caps (GAP = RSA - RSL)  (1)             $(197,930)       $ (224,555)           $128,064          $    -
                                            ===============  ================   ================  ==============

Cumulative RSA/RSL (1)..................         0.79               0.93               3.12
RSA/Total assets........................         0.40               0.19               0.28
RSL/Total assets (1)....................         0.50               0.21               0.09

GAP/Total assets (1)....................            (11)%             (12)%                7%
GAP/Cumulative RSA (1)..................            (27)%             (20)%                8%
------------------------------------------------------

(1) The gap amount and related ratios do not reflect $315 million notional amount of interest rate caps, as discussed on the following page.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of off-balance sheet interest rate cap contracts. As of June 30, 2000, the Company had $315 million notional principal amount of interest rate caps that reprice on a monthly basis. These interest rate caps, which mature in intervals throughout the next 12 months, were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. When the gap position in the above table is adjusted for the impact of these interest rate caps, the Company's short-term gap position becomes relatively neutral in that the level of rate sensitive assets that reprice within one year approximately match the level of rate sensitive liabilities that reprice within one year.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at June 30, 2000 and 1999, is as follows:


                               AS OF JUNE 30, 2000
                               -------------------
                                                                                   +200 BASIS      -200 BASIS
                                                                                     POINTS          POINTS
                                                                                     ------          ------
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                               1.8%           (0.5%)
                                                                                ===============  ===============


                               AS OF JUNE 30, 1999
                               -------------------
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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders was held on May 25, 2000.

(c) At the Annual Meeting of Shareholders, the following matter was submitted to a vote of the shareholders:

     (1) The election of eight Class I directors to the Board of Directors to hold office for a three-year term.

                                 Director                           Votes For          Withheld Authority
                                 --------                           ---------          ------------------
               James E. Mahoney                                     6,820,922               265,575
               James B. McCarthy                                    6,783,110               303,387
               John W. Leopold                                      6,822,917               263,580
               Dorothy M. Mueller                                   6,799,020               287,477
               Thomas J. Neis                                       6,797,920               288,577
               J. Christopher Reyes                                 6,823,972               262,525
               Peter P. Rusin                                       6,772,935               313,562
               Edward J. Wehmer                                     6,817,358               269,139


     (2) To consider a proposal to amend the Wintrust Financial Corporation 1997 Stock Incentive Plan to increase the number of shares of Common Stock authorized to be issued under the Plan by 450,000 shares.

                Votes For                          Votes Against                       Abstentions
                ---------                          -------------                       -----------
                4,237,619                              735,312                             69,113



ITEM 5: OTHER INFORMATION.

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    --------
4.1 Preferred Securities Guarantee Agreement by and between Wintrust Financial Corporation and Wilmington Trust Company dated June 14, 2000, relating to the 10.50% Cumulative Trust Preferred Securities of Wintrust Capital Trust II (incorporated by reference to Exhibit 4.7 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).

4.2 Indenture by and between Wintrust Financial Corporation and Wilmington Trust Company dated June 14, 2000, relating to the 10.50% Subordinated Debentures issued to Wintrust Capital Trust II (incorporated by reference to Exhibit 4.1 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).

4.3 Amended and Restated Trust Agreement by and among Wintrust Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated June 14, 2000, relating to the 10.50% Cumulative Trust Preferred Securities of Wintrust Capital Trust II (incorporated by reference to Exhibit 4.5 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).

4.4 Form of Preferred Security Certificate of Wintrust Capital Trust II (incorporated by reference to Exhibit 4.6 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).

4.5 Form of Subordinated Debenture (incorporated by reference to Exhibit 4.2 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).

10.1    First Amendment To Wintrust  Financial  Corporation 1997 Stock Incentive
        Plan

27      Financial Data Schedule.


(b) Reports on Form 8-K.
    --------------------

No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: August 14, 2000                        /s/ Edward J. Wehmer
                                             --------------------
                                             President & Chief Executive Officer

Date: August 14, 2000                        /s/ David A. Dykstra
                                             --------------------
                                             Executive Vice President & Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX



Exhibit 4.1 Preferred Securities Guarantee Agreement by and between Wintrust Financial Corporation and Wilmington Trust Company dated June 14, 2000, relating to the 10.50% Cumulative Trust Preferred Securities of Wintrust Capital Trust II
                    (incorporated  by  reference  to  Exhibit  4.7 of  Form  S-3
                    Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).


Exhibit 4.2 Indenture by and between Wintrust Financial Corporation and Wilmington Trust Company dated June 14, 2000, relating to the 10.50% Subordinated Debentures issued to Wintrust Capital Trust II (incorporated by reference to Exhibit 4.1 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).


Exhibit 4.3 Amended and Restated Trust Agreement by and among Wintrust Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated June 14, 2000, relating to the 10.50% Cumulative Trust Preferred Securities of Wintrust Capital Trust II (incorporated by reference to
                    Exhibit 4.5 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).


Exhibit 4.4 Form of Preferred Security Certificate of Wintrust Capital Trust II (incorporated by reference to Exhibit 4.6 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).


Exhibit 4.5         Form of Subordinated Debenture (incorporated by reference to
                    Exhibit 4.2 of Form S-3 Registration Statement (No. 333-37520) filed with the Securities and Exchange Commission).



Exhibit 10.1 First Amendment To Wintrust Financial Corporation 1997 Stock Incentive Plan


Exhibit 27          Financial Data Schedule