Form 10-Q
period 2000-09-30
WINTRUST FINANCIAL CORP
filed 2000-11-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
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

Common Stock - no par value, 8,609,499 shares, as of November 10, 2000.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.  Financial Statements.____________________________________________  1-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations. ______________________________________  9-30

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. ____ 31-33


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ______________________________________________   34

ITEM 2.  Changes in Securities. __________________________________________   34

ITEM 3.  Defaults Upon Senior Securities. ________________________________   34

ITEM 4.  Submission of Matters to a Vote of Security Holders._____________   34

ITEM 5.  Other Information. ______________________________________________   34

ITEM 6.  Exhibits and Reports on Form 8-K. _______________________________   34

         Signatures ______________________________________________________   35

         Exhibit Index ___________________________________________________   36

                                     PART I
                           ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)


                                                                  September 30,        December 31,         September 30,
                                                                      2000                 1999                  1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $  52,097            $  53,066            $  38,391
Federal funds sold                                                         16,624               28,231               59,161
Interest-bearing deposits with banks                                          180                2,547                3,746
Available-for-Sale securities, at fair value                              318,585              205,795              164,747
Loans, net of unearned income                                           1,486,929            1,278,249            1,202,256
    Less: Allowance for possible loan losses                               10,231                8,783                8,200
----------------------------------------------------------------------------------------------------------------------------
    Net loans                                                           1,476,698            1,269,466            1,194,056
Premises and equipment, net                                                83,843               72,851               68,257
Accrued interest receivable and other assets                               37,331               35,943               35,213
Goodwill and other intangible assets, net                                  10,948               11,483                1,308
----------------------------------------------------------------------------------------------------------------------------

    Total assets                                                      $ 1,996,306           $1,679,382           $1,564,879
============================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                  $ 184,821            $ 154,034            $ 125,870
  Interest bearing                                                      1,541,071            1,309,588            1,262,572
----------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                     1,725,892            1,463,622            1,388,442

Short-term borrowings                                                      41,910               59,843               40,025
Notes payable                                                              33,250                8,350                7,350
Long-term debt - trust preferred securities                                51,050               31,050               31,050
Accrued interest payable and other liabilities                             46,834               23,570               17,158
----------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                   1,898,936            1,586,435            1,484,025
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                               -                    -                    -
  Common stock                                                              8,850                8,771                8,174
  Surplus                                                                  83,612               82,792               73,165
  Common stock warrants                                                       100                  100                  100
  Treasury stock, at cost                                                  (3,863)                   -                    -
  Retained earnings (deficit)                                              10,020                3,555                  749
  Accumulated other comprehensive loss                                     (1,349)              (2,271)              (1,334)
----------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                             97,370               92,947               80,854
----------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                        $ 1,996,306          $ 1,679,382          $ 1,564,879
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                    2000           1999            2000          1999
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                          $34,160        $24,990        $ 93,962       $69,993
  Interest bearing deposits with banks                                      4             44              24           165
  Federal funds sold                                                      320            504           1,056         1,074
  Securities                                                            4,424          2,546          11,249         7,244
---------------------------------------------------------------------------------------------------------------------------
    Total interest income                                              38,908         28,084         106,291        78,476
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest on deposits                                                20,949         14,401          55,847        40,167
   Interest on short-term borrowings and notes payable                  1,032            727           3,232         1,470
   Interest on long-term debt - trust preferred securities              1,287            734           2,855         2,203
---------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                            23,268         15,862          61,934        43,840
---------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                    15,640         12,222          44,357        34,636
Provision for possible loan losses                                      1,307            990           3,671         2,707
---------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses           14,333         11,232          40,686        31,929
---------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Fees on mortgage loans sold                                             792            533           2,017         2,750
  Service charges on deposit accounts                                     478            399           1,426         1,080
  Trust fees                                                              508            295           1,474           770
  Gain on sale of premium finance receivables                             640            377           2,877           640
  Administrative services revenue                                       1,184              -           3,338             -
  Net securities gains (losses)                                           (69)            15             (94)           15
  Other                                                                   960            398           2,237         1,188
---------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                           4,493          2,017          13,275         6,443
---------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                        7,139          4,984          20,267        15,256
  Occupancy, net                                                          961            743           3,111         2,088
  Equipment expense                                                     1,360            796           3,646         2,126
  Data processing                                                         735            551           2,114         1,544
  Advertising and marketing                                               327            309             898         1,041
  Professional fees                                                       478            242           1,130           828
  Amortization of intangibles                                             178             35             535           105
  Premium finance defalcation                                           4,520              -           4,520             -
  Other                                                                 2,428          1,770           6,903         5,506
---------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                         18,126          9,430          43,124        28,494
---------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                700          3,819          10,837         9,878
Income tax expense                                                       (199)         1,292           3,497         3,257
---------------------------------------------------------------------------------------------------------------------------

Net income                                                              $ 899        $ 2,527         $ 7,340       $ 6,621
===========================================================================================================================
Net income per common share - Basic                                    $ 0.10         $ 0.31          $ 0.84        $ 0.81
===========================================================================================================================
Net income per common share - Diluted                                  $ 0.10         $ 0.30          $ 0.82        $ 0.78
===========================================================================================================================
Cash dividends declared per common share                               $ 0.05         $ 0.00          $ 0.10        $ 0.00
===========================================================================================================================

Weighted average common shares outstanding                              8,671          8,173           8,743         8,166
Dilutive potential common shares                                          252            310             226           322
===========================================================================================================================
Average common shares and dilutive common shares                        8,923          8,483           8,969         8,488
===========================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share data)

                                                                                                            Accumulated
                                                                                                               other
                                              Compre-                         Common     Retained              compre-     Total
                                              hensive    Common                stock     earnings   Treasury  hensive  shareholders'
                                              income     stock      Surplus    warrants  (deficit)   Stock  income(loss)   equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                              $ 8,150  $ 72,878     $ 100   $ (5,872)      $ -      $ (51)     $ 75,205

Comprehensive Income:
Net income                                      $ 6,621         -         -         -      6,621         -           -        6,621
Other Comprehensive Income (Loss), net of tax:
   Unrealized losses on securities, net of
    reclassification adjustment                  (1,283)        -         -         -          -         -      (1,283)      (1,283)
                                            ------------
Comprehensive Income                            $ 5,338
                                            ============

Common stock issued upon exercise
   of stock options                                            19       221         -          -         -           -          240

Common stock issued through
   employee stock purchase plan                                 5        66         -          -         -           -           71

--------------------------------------------            ----------------------------------------------------------------------------
Balance at September 30, 1999                             $ 8,174  $ 73,165     $ 100      $ 749       $ -    $ (1,334)    $ 80,854
============================================            ============================================================================

Balance at December 31, 1999                              $ 8,771  $ 82,792     $ 100    $ 3,555       $ -    $ (2,271)    $ 92,947

Comprehensive Income:
Net income                                      $ 7,340         -         -         -      7,340         -            -       7,340
Other Comprehensive Income (Loss), net of tax:
   Unrealized gains on securities, net of
    reclassification adjustment                     922         -         -         -          -         -          922         922
                                            ------------
Comprehensive Income                            $ 8,262
                                            ============

Cash dividends declared on common stock                         -         -         -       (875)        -            -        (875)

Purchase of treasury stock, 242,300 shares at cost              -         -         -           -   (3,863)           -      (3,863)

Common stock issued upon exercise
   of stock options                                            75       768         -           -        -            -         843

Common stock issued through
   employee stock purchase plan                                 4        52         -           -        -            -          56

--------------------------------------------            ----------------------------------------------------------------------------
Balance at September 30, 2000                             $ 8,850  $ 83,612     $ 100    $ 10,020 $ (3,863)    $ (1,349)   $ 97,370
============================================            ============================================================================

                                                                           Nine Months Ended September 30,
                                                                                  2000        1999
                                                                               ------------------------
Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during the period                        $ 1,493    $ (2,021)
Less: Reclassification adjustment for gains (losses) included in net income            (94)         15
Less: Income tax expense (benefit)                                                     665        (753)
                                                                               ------------------------
Net unrealized gains (losses) on securities                                          $ 922    $ (1,283)
                                                                               ========================


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
                                                                             For the Nine Months Ended
                                                                         September 30,
-------------------------------------------------------------------------------------------------------------
                                                                             2000                 1999
-------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                     $ 7,340             $ 6,621
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for possible loan losses                                             3,671               2,707
    Depreciation and amortization                                                  5,448               2,832
    Deferred income tax benefit                                                     (521)             (1,822)
    Net accretion/amortization of securities                                         954                (637)
    Originations of mortgage loans held for sale                                (114,328)           (202,216)
    Proceeds from sales of mortgage loans held for sale                          108,480             212,394
    Purchase of trading securities                                                (2,940)                  -
    Proceeds from sale of trading securities                                       2,945                   -
    Gain on sale of trading securities                                                (5)                  -
    Gain on sale of premium finance receivables                                   (2,877)               (640)
    Gains (loss) on sale of Available-for-Sale securities                             94                 (15)
    Increase (decrease) in other assets, net                                      (1,345)             (2,650)
    Increase in other liabilities, net                                            23,264               4,519
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                         30,180              21,093
-------------------------------------------------------------------------------------------------------------

Investing Activities:
  Proceeds from maturities of Available-for-Sale securities                       84,007             345,726
  Proceeds from maturities of Held-to-Maturity securities                              -               5,000
  Proceeds from sale of Available-for-Sale securities                            581,458               8,078
  Purchases of Available-for-Sale securities                                    (777,903)           (310,814)
  Proceeds from sale of premium finance receivables                              175,741              39,873
  Net decrease in interest-bearing deposits with banks                             2,367               4,117
  Net increase in loans                                                         (377,919)           (261,145)
  Purchases of premises and equipment, net                                       (15,905)            (13,813)
-------------------------------------------------------------------------------------------------------------
Net Cash Used for Investing Activities                                          (328,154)           (182,978)
-------------------------------------------------------------------------------------------------------------

Financing Activities:
  Increase in deposit accounts                                                   262,270             159,288
  Increase (decrease) in short-term borrowings, net                              (17,933)             40,025
  Proceeds from notes payable                                                     34,900               7,350
  Repayment of notes payable                                                     (10,000)                  -
  Proceeds from trust preferred securities offering                               20,000                   -
  Common stock issued upon exercise of stock options                                 843                 240
  Common stock issued through employee stock purchase plan                            56                  71
  Purchase of treasury stock                                                      (3,863)                  -
  Dividends paid                                                                    (875)                  -
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                        285,398             206,974
-------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                        (12,576)             45,089
Cash and Cash Equivalents at Beginning of Period                                  81,297              52,463
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                       $68,721            $ 97,552
=============================================================================================================

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

As of September 30, 2000, Wintrust had six wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank") and Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank").

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

(3) Earnings Per Share
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                                         September 30,                       September 30,
                                                               ---------------------------------------------------------------------
                                                                    2000               1999              2000             1999
                                                               ----------------   ---------------   ----------------  --------------

     Net income                                   (A)                 $  899           $ 2,527           $ 7,340         $ 6,621
                                                               ================   ===============   ================  ==============

     Average common shares outstanding            (B)                  8,671             8,173             8,743           8,166
     Effect of dilutive common shares                                    252               310               226             322
                                                               ----------------   ---------------   ----------------  --------------

     Weighted average common shares and
        effect of dilutive common shares          (C)                  8,923             8,483             8,969           8,488
                                                               ================   ===============   ================  ==============

     Net income per average
        common share - Basic                     (A/B)               $  0.10           $  0.31            $ 0.84          $ 0.81
                                                               ================   ===============   ================  ==============

     Net income per average
        common share - Diluted                   (A/C)               $  0.10           $  0.30            $ 0.82          $ 0.78
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

The following table is a summary of certain operating information for reportable segments for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                                       For the Three Months                          For the Nine Months
                                                        Ended September 30,                          Ended September 30,
                                                    2000                  1999                    2000                 1999
                                               ----------------      ----------------        ----------------     ----------------
     Net Interest Income:
     Banking                                         $  14,931             $  11,552               $  41,339            $  32,573
     Premium Finance                                     3,657                 3,117                  10,049                9,417
     Indirect Auto                                       1,498                 2,096                   5,151                5,993
     Tricom                                                968                     -                   2,601                    -
     Trust                                                 118                   106                     359                  338
     Inter-segment eliminations                         (4,103)               (3,829)                (11,746)             (11,363)
     Other                                              (1,429)                 (820)                 (3,396)              (2,322)
                                               ----------------      ----------------        ----------------     ----------------
        Total                                        $  15,640             $  12,222               $  44,357            $  34,636
                                               ================      ================        ================     ================

     Non-interest Income:
     Banking                                         $   2,275             $   1,512                $  6,015             $  5,413
     Premium Finance                                       640                   377                   2,877                  640
     Indirect Auto                                           -                     1                       -                    1
     Tricom                                              1,201                     -                   3,368                    -
     Trust                                                 508                   295                   1,474                  770
     Inter-segment eliminations                           (131)                 (168)                   (459)                (381)
                                               ----------------      ----------------        ----------------     ----------------
        Total                                        $   4,493             $   2,017                $ 13,275             $  6,443
                                               ================      ================        ================     ================

                                                       For the Three Months                          For the Nine Months
                                                        Ended September 30,                          Ended September 30,
                                                   2000                  1999                    2000                 1999
                                               ----------------      ----------------        ----------------     ----------------
     Segment Profit (Loss):
     Banking                                         $   4,222             $   2,712                $ 10,476             $  7,600
     Premium Finance                                    (1,664)                1,206                     933                3,240
     Indirect Auto                                         293                   775                   1,330                2,184
     Tricom                                                510                     -                   1,180                    -
     Trust                                                 (93)                 (134)                   (308)                (546)
     Inter-segment eliminations                         (1,120)               (1,294)                 (3,310)              (3,705)
     Other                                              (1,249)                 (738)                 (2,961)              (2,152)
                                               ----------------      ----------------        ----------------     ----------------
        Total                                          $   899             $   2,527                $  7,340             $  6,621
                                               ================      ================        ================     ================


     Segment Assets:
     Banking                                        $2,002,570            $1,597,087
     Premium Finance                                   372,459               277,022
     Indirect Auto                                     227,437               268,063
     Tricom                                             32,741                     -
     Trust                                               2,431                 2,354
     Inter-segment eliminations                       (649,478)             (583,550)
     Other                                               8,146                 3,903
                                               ----------------      ----------------
        Total                                       $1,996,306            $1,564,879
                                               ================      ================

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition as of September 30, 2000, compared with December 31, 1999, and September 30, 1999, and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

OVERVIEW AND STRATEGY

The Company's operating subsidiaries were organized within the last nine years, with an average life of its six subsidiary banks of approximately five years. Wintrust has grown rapidly during the past few years and its Banks have been among the fastest growing community-oriented de novo banking operations in Illinois and the country. Because of the rapid growth, the historical performance of the Banks, FIFC and WAMC has been affected by costs associated with growing market share, establishing new de novo banks, opening new branch facilities, and building an experienced management team. The Company's financial performance over the past several years generally reflects improving profitability of the operating subsidiaries as they mature, offset by the significant costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability. Similarly, management currently expects a start-up phase for WAMC to continue for up to two more years before its operations become profitable.

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank began operations in December 1991, October 1993, September 1994, October 1995, December 1996 and December 1997, respectively. Subsequent to those initial dates of operations, each of the Banks, except Barrington Bank, has established additional full-service banking facilities. FIFC began operations in 1990 and is primarily engaged in the business of financing insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. On September 30, 1998, WAMC began operations and offers a full range of trust and investment services at many of the Wintrust banks.

Crystal Lake Bank, since moving into its permanent location in downtown Crystal Lake in September 1998, opened a new drive-thru facility in March 1999 and a new full-service branch facility in south Crystal Lake in September 1999. In October 1999, North Shore Bank opened a new full-service branch facility in Skokie, Illinois. In February 2000, the Lake Forest Bank opened a new temporary branch facility in Highwood, Illinois and in September 2000 moved to its permanent facility in Highwood. In July 2000 Libertyville Bank opened a second facility for its Wauconda Community Bank branch in Wauconda, Illinois. In addition, the Company anticipates opening its seventh de novo bank in Northbrook, Illinois later this year. Expenses related to these new banking operations predominantly impact only the 2000 operating results presented in this discussion and analysis.

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

FIFC has been the Company's most significant specialized earning asset niche and is expected to reach approximately $1 billion in premium finance receivable volume during 2000. The majority of these receivables have been retained within the Banks' loan portfolios as part of the strategy noted above. However, since the second quarter of 1999, as a result of the continued solid growth in loan originations, FIFC has, from time to time, sold a portion of new receivables to an unrelated third party. In addition to recognizing gains on the sale of these receivables, the proceeds have provided the Company with additional liquidity. It is possible that similar future sales may occur depending on the level of new volume growth in relation to the desired capacity within the Banks' loan portfolios.

The October 1999 acquisition of Tricom is another significant step in the Company's strategy to pursue specialized earning asset niches. Tricom is a Milwaukee-based company that has been in business for approximately ten years and specializes in providing, on a national basis, short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. By virtue of the Company's funding resources, this acquisition provides Tricom with additional capital necessary to expand its financing services in a national market. Tricom's revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. In addition to expanding the Company's earning asset niches, this acquisition has added to the level of fee-based income and augmented its community-based banking revenues.

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


RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended September 30, 2000 totaled $0.9 million, a decrease of $1.6 million, or 64%, from the third quarter of 1999. On a per share basis, net income for the third quarter of 2000 totaled $0.10 per diluted common share, a $0.20 per share, or 67%, decrease from the third quarter of 1999. The return on average equity for the third quarter of 2000 decreased to 3.66% from 12.46% for the prior year quarter. The third quarter 2000 results were impacted by a non-recurring pre-tax charge of $4.5 million related to a fraudulent loan scheme perpetrated by one independent insurance agency against the Company's premium finance subsidiary. Excluding the charge, net income for the current quarter would have been $3.6 million or $0.41 per diluted common share, an increase of 44% over the third quarter of 1999.

For the nine months ended September 30, 2000, net income totaled $7.3 million, or $0.82 per diluted common share, an increase of $0.7 million, or 11%, and $0.03 per diluted share, when compared to the same period in 1999. On a year to-date-basis, net income, excluding the charge, totaled $10.1 million, or $1.12 per diluted common share, an increase of $3.4 million, or 52%, compared to the $6.6 million, or $0.78 per diluted common share reported in the same period in 1999.

The Company has commenced legal action against the parties involved in the fraud and is vigorously pursuing all avenues of recovery. This includes reimbursement under its insurance bond. The Company remains optimistic about its recovery prospects; however the amount and timing of a recovery, if any, are not known at this time.

NET INTEREST INCOME

The following tables present a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                                        For the Quarter Ended                       For the Quarter Ended
                                                         September 30, 2000                          September 30, 1999
                                               -----------------------------------------    ---------------------------------------
(dollars in thousands)                               Average      Interest       Rate            Average       Interest      Rate
----------------------                         ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)              $   280,801      $  4,766         6.75%      $  231,273       $ 3,096        5.31%
Loans, net of unearned income (2)                  1,452,769        34,292         9.39        1,173,278        25,065        8.48
                                               ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                            1,733,570        39,058         8.96%       1,404,551        28,161        7.95%
                                               ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                          1,494,168        20,949         5.58%       1,225,090        14,401        4.66%
Short-term borrowings and notes payable               63,774         1,032         6.44           59,315           727        4.86
Long-term debt - trust preferred securities           51,050         1,287        10.08           31,050           734        9.46
                                               ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities              1,608,992        23,268         5.75%       1,315,453        15,862        4.78%
                                               ---------------- ------------- ----------    --------------- ------------- ---------

Tax equivalent net interest income                                $ 15,790                                    $ 12,299
                                                                =============                               =============
Net interest margin                                                                3.62%                                      3.47%
                                                                              ==========                                  =========
Core net interest margin(3)                                                        3.92%                                      3.68%
                                                                              ==========                                  =========
-------------------------------

(1)   Liquidity management assets include securities,  interest earning deposits with banks and federal funds sold.
(2)   Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35% and 34% in 2000 and 1999, respectively.  This total adjustment is $150,000 and $77,000 for the quarters ended September 30, 2000 and 1999, respectively.
(3)   The core net interest margin excludes the interest expense associated with the Company's Trust Preferred Securities.

                                                      For the Nine Months Ended                   For the Nine Months Ended
                                                          September 30, 2000                          September 30, 1999
                                               -----------------------------------------    ---------------------------------------
(dollars in thousands)                               Average      Interest       Rate            Average       Interest      Rate
----------------------                         ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)              $   253,279      $ 12,386         6.53%      $  216,047      $  8,490        5.25%
Loans, net of unearned income (2)                  1,378,206        94,317         9.14        1,103,881        70,154        8.50
                                               ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                            1,631,485        67,644         8.74%       1,319,928        78,644        7.97%
                                               ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                          1,409,148        55,847         5.29%       1,157,076        40,167        4.64%
Short-term borrowings and notes payable               69,273         3,232         6.23           44,439         1,470        4.42
Long-term debt - trust preferred securities           38,948         2,855         9.77           31,050         2,203        9.46
                                               ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities              1,517,369        61,934         5.45%       1,232,565        43,840        4.76%
                                               ---------------- ------------- ----------    --------------- ------------- ---------

Tax equivalent net interest income                                $ 44,769                                    $ 34,804
                                                                =============                               =============
Net interest margin                                                                3.67%                                      3.53%
                                                                              ==========                                  =========
Core net interest margin(3)                                                        3.90%                                      3.75%
                                                                              ==========                                  =========
-------------------------------

(1)   Liquidity management assets include securities, interest earning deposits with banks and federal funds sold.
(2)   Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35% and 34% in 2000 and 1999, respectively.  This total adjustment is $412,000 and $168,000 for the nine-month periods ended September 30, 2000and 1999, respectively.
(3)   The core net interest margin excludes the interest expense associated with the Company's Trust Preferred Securities.

Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits, borrowings and long-term debt. The related net interest margin represents the net interest income on a tax-equivalent basis as a percentage of average earning assets during the period.

Tax-equivalent net interest income for the quarter ended September 30, 2000 totaled $15.8 million, an increase of $3.5 million, or 28%, as compared to the $12.3 million recorded in the same quarter of 1999. This increase mainly resulted from loan growth, the October 1999 acquisition of Tricom, Inc. ("Tricom") and management's ability to control funding costs in the current interest rate environment and was somewhat offset by the issuance of $20.0 million of the Company's 10.5% trust preferred securities in June 2000. Tax-equivalent interest and fees on loans for the quarter ended September 30, 2000 totaled $34.3 million, an increase of $9.2 million, or 37%, over the prior year quarterly total of $25.1 million. This growth was predominantly due to a $279 million, or 24%, increase in average total loans.

For the third quarter of 2000, the net interest margin was 3.62%, an increase of 15 basis points when compared to the margin of 3.47% in the prior year quarter. This increase resulted primarily from higher yields on both loans and securities coupled with solid loan growth, including the addition of Tricom as well as continued control of funding costs. The net interest margin for the second quarter of 2000 was 3.73%. The decrease in margin from the previous quarter was due in part to the issuance of $20.0 million of the Company's 10.5% trust preferred securities in June 2000. The core net interest margin, which excludes the interest expense associated with the Company's trust preferred securities, was 3.92% in the third quarter, compared to 3.68% in the third quarter of 1999, and 3.94% in the second quarter of 2000.

The yield on total earning assets for the third quarter of 2000 was 8.96% as compared to 7.95% in 1999, an increase of 101 basis points resulting primarily from increases in the prime lending rate, general market rate increases on liquidity management assets, and the acquisition of Tricom. The yield on interest earning assets also increased 20 basis points from the previous quarter's yield of 8.76%. The third quarter 2000 loan yield of 9.39% increased 91 basis points when compared to the prior year quarterly yield of 8.48% and was due primarily to a higher average prime lending rate of 9.50% during the third quarter of 2000 versus an average prime lending rate of 8.10% for the third quarter of 1999. The Company's loan portfolio does not re-price in a parallel fashion to increases in the prime rate due to a portion of the portfolio being longer-term fixed rate loans.

The rate paid on interest-bearing deposits averaged 5.58% for the third quarter of 2000 versus 4.66% for the same quarter of 1999, an increase of 92 basis points. This increase was caused by continued increases in market rates, which was somewhat offset by management's decision to be less aggressive on its deposit pricing. The rate paid on short-term borrowings and notes payable increased to 6.44% in the third quarter of 2000 as compared to 4.86% in the same quarter of 1999, due primarily to a higher outstanding balance under the company's revolving credit agreement with an unaffiliated bank and a higher rate environment for the Company's short-term funding sources.

For the first nine months of 2000, tax-equivalent net interest income totaled $44.8 million and increased $10.0 million, or 29%, over the $34.8 million recorded in the same period of 1999. This increase was also mainly due to a combination of loan growth and the addition of Tricom and somewhat offset by the issuance of $20.0 million of the Company's 10.5% trust preferred securities in June 2000. Interest and fees on loans, on a tax equivalent basis, totaled $94.3 million for the first nine months of 2000, and increased $24.2 million, or 34%, over the same period of 1999. Average loans for the first nine months of 2000 grew $274 million, or 25%, over the average for the first nine months of 1999. The net interest margin for the first nine months of 2000 was 3.67%, an increase of 14 basis points when compared to the same period in 1999. The core net interest margin was 3.90% on a year-to-date basis in 2000 compared to 3.75% for the same period in 1999. Consistent with the third quarter margin improvement as noted above, the year-to-date margin increase was mainly the result of loan growth, the addition of Tricom and the ability to control funding costs in a rising rate environment and somewhat offset by the issuance of the $20.0 million of the Company's 10.5% trust preferred securities in June 2000.

The following table presents a reconciliation of the Company's tax-equivalent net interest income, calculated on a tax equivalent basis, between the three and nine-month periods ended September 30, 1999 and September 30, 2000. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                                Three Month           Nine Month
                                                                                                   Period               Period
                                                                                                   ------               ------
    Tax-equivalent net interest income for the period ended Sept. 30, 1999................        $ 12,299             $ 34,804
        Change due to average earning assets fluctuations (volume)........................           2,783                8,407
        Change due to interest rate fluctuations (rate)...................................             560                1,326
        Change due to rate/volume fluctuations mix).......................................             148                  232
                                                                                          --------------------  -------------------
    Tax equivalent net interest income for the period ended Sept. 30, 2000 ....                   $ 15,790             $ 44,769
                                                                                          ====================  ===================

NON-INTEREST INCOME

For the third quarter of 2000, non-interest income totaled $4.5 million and increased $2.5 million, or 123%, over the prior year quarter. For the first nine months of 2000, non-interest income totaled $13.3 million and increased $6.8 million, or 106%, when compared to the same period in 1999. Gains from the sale of premium finance receivables, revenues from Tricom and increases in trust fees, deposit services charges and leased equipment rental income were partially offset by a lower level of fees from the sale of mortgage loans. The following table presents non-interest income by category (in thousands):

                                                               Three Months Ended                       Nine Months Ended
                                                       -----------------------------------      ----------------------------------
                                                                  September 30,                           September 30,
                                                             2000               1999                 2000                1999
                                                       -----------------   ----------------     ----------------    ---------------
Fees on mortgage loans sold                                    $  792             $  533             $  2,017            $ 2,750
Service charges on deposit accounts                               478                399                1,426              1,080
Trust fees                                                        508                295                1,474                770
Administrative services revenue                                 1,184                  -                3,338                  -
Gain on sale of premium finance receivables                       640                377                2,877                640
Securities gains (losses), net                                   (69)                 15                 (94)                 15
Other income                                                      960                398                2,237              1,188
                                                       -----------------   ----------------     ----------------    ---------------
     Total non-interest income                                $ 4,493            $ 2,017             $ 13,275            $ 6,443
                                                       =================   ================     ================    ===============

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended September 30, 2000, these fees totaled $792,000, an increase of $259,000, or 49%, from the prior year quarter. For the first nine months of 2000, fees on mortgage loans sold totaled $2.0 million and declined $733,000, or 27%, when compared to the same period of 1999. In the third quarter of 1999, mortgage rates rose causing a sharp decrease in mortgage origination volumes, particularly refinancing activity. Since then mortgage origination volumes have recovered slightly and stabilized.

Service charges on deposit accounts totaled $478,000 for the third quarter of 2000, an increase of $79,000 when compared to the same quarter of 1999. For the first nine months of 2000, deposit service charges totaled $1.4 million and increased $346,000 when compared to the same period of 1999. These increases were due to a higher deposit base and a larger number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees totaled $508,000 for the third quarter of 2000, a $213,000, or 72%, increase over the same quarter of 1999. For the first nine months of 2000, trust fees totaled $1.5 million and increased $704,000, or 91%, over the same period of 1999. The increases were mainly the result of new business development efforts from the staff of experienced trust officers added since late 1998 with the formation of Wintrust Asset Management Company. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. However, as the introduction of expanded trust and investment services continues to unfold, it is expected that overhead levels will be high when compared to the initial fee income that is generated. It is anticipated that trust fees will eventually increase to a level sufficient to absorb this overhead within the next two years.

The administrative services revenue contributed by Tricom, which was acquired in October 1999, added $1.2 million to total non-interest income in the third quarter of 2000 and $3.3 million for the first nine months of 2000. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

As a result of strong  loan  originations  during  the  third  quarter  of 2000, approximately $39 million of premium finance receivables were sold to an unrelated third party and resulted in the recognition of a $640,000 gain. Through the first nine months of 2000, approximately $172 million of premium finance receivables have been sold resulting in a year-to-date gain of $2.9 million. The Company currently has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the third quarter of 2000, the ratio was approximately 87%. At September 30, 2000 loans accounted for 86% of deposits. Accordingly, the Company sold excess premium finance receivables volume to an unrelated third party financial institution. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

Other non-interest income for the third quarter totaled $960,000 and increased $562,000 over the prior year quarterly total of $398,000. For the first nine months of 2000, other non-interest income totaled $2.2 million and increased $1.0 million or 88%, over the same period of 1999. These increases were due primarily to increases in rental income from equipment leased through the MMF Leasing Services division of the Lake Forest Bank of $231,000 and $648,000, respectively, for the three and nine months periods of 2000 compared with 1999.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2000 totaled $18.1 million and increased $8.7 million, or 92%, from the third quarter 1999 total of $9.4 million. Excluding the non-recurring charge of $4.5 million recorded in the third quarter attributable to the fraud perpetrated against the Company's premium finance subsidiary, non-interest expense increased $4.2 million, or 44%, from the prior year quarter. For the first nine months of 2000, non-interest expense totaled $43.1 million and increased $14.6 million, or 51%, when compared to the prior year period. Excluding the non-recurring charge, non-interest expense increased $10.1 million, or 35%, from the same period in 1999. The continued growth and expansion of the de novo banks, the development of the trust and investment business, and the October 1999 acquisition of Tricom were the primary causes for this increase. Since September 30, 1999, total deposits and total loan balances each increased 24%, requiring higher levels of staffing and other costs to both attract and service the larger customer base. The following table presents non-interest expense by category (in thousands):

                                                                Three Months                               Nine Months
                                                    ------------------------------------       -----------------------------------
                                                            Ended September 30,                        Ended September 30,
                                                           2000               1999                   2000               1999
                                                    -------------------  ----------------      ------------------------------------
    Salaries and employee benefits                           $ 7,139           $ 4,984               $ 20,267           $ 15,256
    Occupancy, net                                               961               743                  3,111              2,088
    Equipment expense                                          1,360               796                  3,646              2,126
    Data processing                                              735               551                  2,114              1,544
    Advertising and marketing                                    327               309                    898              1,041
    Professional fees                                            478               242                  1,130                828
    Premium finance defalcation                                4,520                 -                  4,520                  -
    Other                                                      2,606             1,805                  7,438              5,611
                                                    -------------------  ----------------      ------------------------------------
         Total non-interest expense                         $ 18,126           $ 9,430               $ 43,124           $ 28,494
                                                    ===================  ================      ====================================

Salaries and employee benefits expense totaled $7.1 million for the third quarter of 2000, an increase of $2.2 million, or 43%, as compared to the prior year quarter total of $5.0 million. For the first nine months of 2000, salaries and employee benefits expense totaled $20.3 million and increased $5.0 million, or 33%, when compared to the first nine months of 1999. These increases were primarily due to the acquisition of Tricom, the expansion of the trust and investment business, four additional banking offices and the salaries of staff hired to organize the Company's seventh de novo bank in Northbrook, Illinois. As a percent of average total assets, on an annualized basis, salaries and employee benefits were 1.50% and 1.41% for the first nine months of 2000 and 1999, respectively. The increase in this ratio is primarily a result of the administrative services staffing at Tricom in 2000. Since Tricom was not acquired until the fourth quarter of 1999, the 1999 ratio does not reflect those salaries and employee benefits.

For the third  quarter of 2000,  occupancy  costs,  equipment  expense  and data
processing  increased  $218,000  (29%),   $564,000  (71%)  and  $184,000  (33%),
respectively, over the prior year third quarter. For the first nine months of 2000, the respective increases were $1.0 million (49%), $1.5 million (71%) and $570,000 (37%). These increases were due to the general growth of the Company including the opening of several new banking facilities as discussed in the Overview and Strategy section, the acquisition of Tricom and the development of the trust and investment business.

The $4.5 million charge recorded in the third quarter of 2000 for the fraud perpetrated against the Company's premium finance subsidiary includes approximately $300,000 of professional fees associated with the Company's pursuit of recovery of the loss. The Company has commenced legal action against the parties involved and is vigorously pursuing all avenues of recovery. This includes reimbursement under our insurance bond. The Company remains optimistic about its recovery prospects; however the amount and timing of a recovery, if any, are not known at this time.

Other non-interest expense, for the nine months ended September 30, 2000, totaled $7.4 million and increased $1.8 million, or 33%, due mainly to the factors mentioned earlier. This category of expense includes loan expenses, correspondent bank service charges, postage, insurance, stationery and supplies, goodwill amortization and other sundry expenses. Goodwill and other intangibles amortization expense totaled $178,000 and $535,000 for the three and nine month periods of 2000, respectively, compared to $35,000 and $105,000 for the same periods of 1999, respectively. The increases in goodwill and other intangibles amortization expense is a result of the acquisition of Tricom in October 1999.

Despite the Company's growth and the related increases in many of the non-interest expense categories, the net overhead ratio for the first nine months of 2000, excluding the non-recurring charge of $4.5 million, declined to 1.88% as compared to the first nine months of 1999 ratio of 2.03%. The overhead ratio is within management's stated performance goal range of 1.50% - 2.00%.

INCOME TAXES

The Company recorded an income tax benefit of $199,000 for the three months ended September 30, 2000 versus income tax expense $1.3 million for the same period of 1999. For the first nine months of 2000, approximately $3.5 million of income tax expense was recorded versus approximately $3.3 million in the prior year period. The decrease was due primarily to the non-recurring charge of $4.5 million, which generated a tax benefit of approximately $1.8 million.

OPERATING SEGMENT RESULTS

As shown in Note 5 to the Unaudited Consolidated Financial Statements, the Company's operations consist of five primary segments: banking, premium finance, indirect auto, Tricom and trust. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment.

For the third quarter of 2000, the banking segment's net interest income totaled $14.9 million, an increase of $3.4 million, or 29%, as compared to the $11.6 million recorded in the same quarter of 1999. On a year-to-date basis, the banking segment net interest income totaled $41.3 million and increased $8.8 million, or 27%, as compared to the 1999 period. These increases were the direct result of earning asset growth of approximately 23% for the periods, particularly in the loan portfolio, as earlier discussed in the Net Interest Income section. The banking segment's non-interest income totaled $2.3 million for the third quarter of 2000 and increased $763,000 or 50%, when compared to the prior year quarter. The increase was due primarily to a $259,000 increase from fees on mortgage loans sold, a $231,000 increase in rental income from operating equipment leases and a $79,000 increase in service charges on a higher level of deposit accounts. Fees on mortgage loans sold increased from the prior year quarter due to a sharp reduction in mortgage origination volumes, particularly refinancing activity, in the third quarter of 1999 as mortgage rates rose. The increase in rental income is the result of a higher level of outstanding leases from the Company's MMF Leasing division. On a year-to-date basis, non-interest income totaled $6.0 million and increased $602,000, or 11%, as compared to the first nine months of 1999. This increase was due primarily to a $346,000 increase in deposit service charges and a $733,000 increase in rental income from lease equipment and was partially offset by a $733,000 decline in fees from the sale of mortgage loans. The banking segment's after-tax profit for the quarter ended September 30, 2000, totaled $4.2 million, an increase of $1.5 million, or 56%, as compared to the prior year quarterly total of $2.7 million. For the first nine months of 2000, after-tax operating profit for the banking segment totaled $10.5 million and increased $2.9 million, or 38%, over the same period of 1999. This improved profitability resulted mainly from higher levels of net interest income created from the continued growth and maturation of the Company's de novo banks and branches.

Net interest income from the premium finance segment totaled $3.7 million for the quarter ended September 30, 2000 compared to $3.1 million for the same quarter of 1999. On a year-to-date basis, the premium finance segment net interest income totaled $10.0 million compared to $9.4 million recorded for the first nine months of 1999. The increases in net interest income are a result of higher levels of outstanding receivables offset slightly by a higher funding costs associated with this portfolio in 2000. Non-interest income for the three months ended September 30, 2000 totaled $640,000 compared to $377,000 for the same period of 1999. For the first nine months of 2000, non-interest income for the premium finance segment totaled $2.9 million compared to the $640,000 recorded in the same period of 1999. The increases are a result of gains from the sale of additional premium finance receivables in 2000, as mentioned earlier in this report. For the three month period ended September 30, 2000 the premium finance segment recorded an after tax loss of $1.7 million compared to an after tax profit of $1.2 million for the same period in 1999, a decrease of $2.9 million. Excluding the $4.5 million pre-tax non-recurring charge, as mentioned earlier in this report, the after-tax net operating profit for the premium finance segment would have totaled $1.1 million and $3.7 million for the three and nine month periods ended September 30, 2000, respectively. Excluding the non-recurring charge, net income for the premium finance segment would have decreased $143,000 when comparing the third quarter 2000 results to the same period in 1999, and increased $420,000 when comparing the year to date period ending September 30, 2000 to the same period in 1999.

The indirect auto segment recorded $1.5 million of net interest income for the third quarter of 2000, a decline of $598,000, or 29%, as compared to the 1999 quarterly total. On a year-to-date basis, net interest income declined $842,000, or 14%, to $5.2 million from the comparable period of 1999. The decline is due to management's efforts to reduce the level of outstanding loans in this portfolio and higher funding costs in 2000 compared to 1999. After-tax segment profit totaled $293,000 for the three-month period ended September 30, 2000, a decline of $482,000 when compared to the same period of 1999. For the first nine months of 2000, after-tax operating profits were $1.3 million in 2000 compared to $2.2 million in the first nine months of 1999. The decline in this segment's profitability was caused mainly by a higher level of credit losses, lower outstanding loan balances and compressed margins in 2000 versus 1999. See further discussion of credit quality information in the "ASSET QUALITY" section of this report.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. For the quarter and nine months ended September 30, 2000, the Tricom segment added $968,000 and $2.6 million, respectively, to the Company's net interest income, $1.2 million and $3.4 million, respectively, to the Company's non-interest income, and $510,000 and $1.2 million, respectively, to the Company's net income. No results are included for the third quarter of 1999 because Tricom was acquired in October 1999 using the purchase method of accounting.

The trust segment recorded non-interest income of $508,000 for the third quarter of 2000 as compared to $295,000 for the same quarter of 1999, an increase of $213,000, or 72%. On a year-to-date basis, non-interest income for the trust segment increased to $1.5 million from $770,000 in the prior year period, an increase of $704,000 or 91%. The increase was the result of continued new business development efforts by a larger staff of experienced trust professionals that were hired in connection with the October 1998 start-up of WAMC. The trust segment's after-tax loss totaled $93,000 for the three-month period ended September 30, 2000, as compared to an after-tax loss of $134,000 for the same period of 1999. For the first nine months of 2000 and 1999, after-tax losses for this segment were $308,000 and $546,000, respectively. The decline in after-tax segment losses was a direct result of the increased asset base managed by WAMC and the associated fees. As more fully discussed in the Overview and Strategy section of this analysis, management expects the start-up phase for the trust segment to continue for up to two years before its operations become profitable.

FINANCIAL CONDITION

Total assets were $2.00 billion at September 30, 2000, an increase of $431 million, or 28%, over the $1.56 billion a year earlier, and $317 million, or 19%, over the $1.68 billion at December 31, 1999. Growth at the newer banks and branches coupled with continued market share growth at the more mature banks were the primary factors for these increases. Total funding liabilities, which include deposits, short-term borrowings, notes payable and long-term debt, were $1.85 billion at September 30, 2000, and increased $385 million, or 26%, over the prior year, and $289 million, or 19%, since December 31, 1999. These increases were primarily utilized to fund growth in the loan portfolio and certain discretionary investment leveraging transactions.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                              September 30, 2000              December 31, 1999             September 30, 1999
                                       ------------------------------- ------------------------------ -----------------------------
    Loans:                                  Balance         Percent         Balance        Percent        Balance         Percent
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
      Commercial and commercial
          real estate                        $ 592,553          33%          $ 485,776        32%          $ 447,365         31%
      Premium finance, net                     289,050          16             219,341        15             215,948         15
      Indirect auto, net                       219,026          12             255,410        17             257,030         18
      Home equity                              171,437           9             139,194         9             126,467          9
      Residential real estate                  143,819           8             111,026         7             108,220          8
      Tricom finance receivables                22,609           1              17,577         1                   -          -
      Installment and other                     48,435           3              49,925         3              47,226          3
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
    Total loans, net of
         unearned income                     1,486,929          82           1,278,249        84           1,202,256         84
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
    Securities and money
        market investments                     335,389          18             236,573        16             227,654         16
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------

    Total earning assets                   $ 1,822,318         100%        $ 1,514,822       100%        $ 1,429,910        100%
                                       ================== ============ ================== =========== =================  ==========

Earning assets as of September 30, 2000, increased $392 million, or 27%, over the balance a year earlier, and $307 million, or 20%, over the balance at the end of 1999. The ratio of earning assets as a percent of total assets remained consistent at approximately 90% - 91% as of each reporting period date shown in the above table.

Total net loans were $1.49 billion at September 30, 2000, an increase of $209 million, or 16%, since December 31, 1999, and an increase of $285 million, or 24%, since September 30, 1999. Solid loan growth in the core commercial loan, home equity and residential real estate portfolios was the main factor for these increases. Also, showing increases were the specialty premium finance and Tricom finance receivable segments, the latter category which was added as a result of the October 1999 acquisition of Tricom. Offsetting the increases in all of these loan categories was a decline in the balance of indirect auto loans. Because of the impact of the current economic and competitive environment on interest rates surrounding this portfolio, management has begun to reduce the level of new indirect auto loans originated and is dedicating additional resources to optimize the profitability of this loan segment at slightly reduced levels of outstanding receivables. Total net loans comprised 82% of total earning assets at September 30, 2000 as compared to 84% a year earlier and at the end of 1999.

Commercial and commercial real estate loans, the largest loan category, totaled $593 million at September 30, 2000, and comprised 33% of total earning assets and 40% of total loans. This category has increased $145 million, or 32%, since September 30, 1999 and $107 million, or 22%, since the end of 1999. The strong growth experienced over the past year has resulted mainly from a healthy local economy and the hiring of additional experienced lending officers.

Net premium finance receivables totaled $289 million at September 30, 2000 and comprised 19% of the total loan portfolio. This portfolio increased $73 million, or 34%, since September 30, 1999 and $70 million, or 32%, since the end of 1999. This growth was primarily the result of increased market penetration from new product offerings and marketing programs. Over the past few years, the majority of premium finance receivables originated by FIFC were being sold to the Banks and consequently remained an asset of the Company. However, since the second quarter of 1999, as a result of the continued solid growth in loan originations, FIFC has been selling a portion of new receivables to an unrelated third party. During the third quarter of 2000 the Company sold approximately $39 million of premium finance receivables to an unrelated third party at a gain of $640,000. For the first nine months of 2000, approximately $172 million of premium finance receivables were sold at a gain of $2.9 million. In addition to recognizing gains on the sale of these receivables, the proceeds provided the Company with additional liquidity. It is possible that similar future sales may occur depending on the level of new volume growth in relation to the desired capacity within the Banks' loan portfolios.

Net indirect auto loans comprised 12% of total earning assets and 15% of total loans as of September 30, 2000. This portfolio decreased $38 million, or 15%, from a year ago, and $36 million, or 14%, since the end of 1999. The decrease in the balance is the result of a higher interest rate environment experienced during the first nine months of 2000 coupled with a decision by management to reduce its reliance upon indirect automobile lending as a percent of the overall earning asset portfolio due to competitive pricing and margin concerns. As such, management intends to maintain the outstanding level of the portfolio near or slightly below the existing level. The Company utilizes credit underwriting routines that management believes result in a high quality new and used auto loan portfolio. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

The October 1999 acquisition of Tricom added a new category of specialty finance receivables to the Company's earning asset portfolio. These receivables consist of high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. At September 30, 2000, outstanding finance receivables totaled $23 million, an increase of $5 million, or 29%, from the December 31, 1999 balance.

Home equity loans totaled $171 million at September 30, 2000 and increased $45 million, or 36%, since a year earlier and $32 million, or 23%, as compared to the end of 1999. This category of loans continues to represent approximately 9% of total earning assets and has grown in proportion to the entire growth of the Company. The growth is due mainly to targeted marketing programs over the past year and higher usage of existing lines than in the past. The marketing programs generally use a short-term low initial interest rate as an incentive to the borrower. Unused commitments on home equity lines of credit have increased $40 million, or 23%, over the $173 million balance at September 30, 1999 and totaled $213 million at September 30, 2000.

Residential real estate loans totaled $144 million as of September 30, 2000 and increased $36 million, or 33%, over a year ago and $33 million, or 30%, since December 31, 1999. Mortgage loans held for sale are included in this category and totaled $14 million as of September 30, 2000, and $8 million as of December 31, 1999 and September 30, 1999. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the Non-interest Income section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and include mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category has been due mainly to the relatively low mortgage interest rate environment experienced until recently and a continued strong local housing market.

Securities  and  money  market   investments   (i.e.   federal  funds  sold  and
interest-bearing deposits with banks) totaled $335 million at September 30, 2000, an increase of $99 million, or 42%, since December 31, 1999 and $108 million, or 47%, since a year earlier. This category as a percent of total earning assets was 18% at September 30, 2000 versus 16% at December 31, 1999 and September 30, 1999.

The Company maintained no trading account securities at September 30, 2000 or as of any of the other previous reporting dates. The balances of securities and money market investments fluctuate frequently based upon deposit inflows, loan demand and proceeds from loan sales. As a result of anticipated growth in the development of the de novo banks, it has been Wintrust's policy to generally maintain its securities and money market portfolio in short-term, liquid, and diversified high credit quality securities in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate.

DEPOSITS

Total deposits at September 30, 2000 were $1.73 billion, an increase of $337 million, or 24%, over the September 30, 1999 total and an increase of $262 million, or 18%, since December 31, 1999. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                    September 30, 2000                 December 31, 1999                 September 30, 1999
                             ---------------------------------  ---------------------------------  --------------------------------
                                                   Percent                            Percent                           Percent
                                 Balance          of Total           Balance         of Total           Balance         of Total
                             -----------------  --------------  ------------------ --------------  ------------------ -------------
  Demand                           $ 184,821          11%             $ 154,034          11%              $ 125,870         9%
  NOW                                179,281          10                130,625           9                 140,160        10
  Money market                       286,727          17                252,483          17                 248,602        18
  Savings                             72,815           4                 72,718           5                  71,710         5
  Certificates of deposit          1,002,248          58                853,762          58                 802,100        58
                             -----------------  --------------  ------------------ --------------  ------------------ -------------

               Total             $ 1,725,892         100%           $ 1,463,622         100%            $ 1,388,442       100%
                             =================  ==============  ================== ==============  ================== =============

The percentage mix of deposits as of September 30, 2000 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been primarily the result of newer bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.

SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of September 30, 2000, the Company's short-term borrowings totaled $42 million and consisted primarily of short-term repurchase agreements utilized to leverage certain investment transactions within several banks' security portfolios and certain customer repurchase agreements. At September 30, 2000, the Company also had $33 million outstanding on its $40 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of September 30, 1999 and December 31, 1999 was $7 million and $8 million, respectively. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, purchases of treasury stock, possible future acquisitions and for other general corporate matters.

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

The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 10 to the Company's 1999 Consolidated Financial Statements for further information on the first Trust Preferred Securities offering.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $97 million at September 30, 2000 and increased $17 million since September 30, 1999 and $4 million since the end of 1999. These increases were the result of the Company's corporate earnings offset by dividend payments and stock repurchases. In addition, the increase in shareholders' equity from September 30, 1999 to September 30, 2000 reflects $6 million from the private placement of 352,942 shares of common stock in November 1999 and $4 million from the issuance of 227,635 shares of common stock in connection with the October 1999 acquisition of Tricom. Net unrealized losses on the Company's available-for-sale security portfolio totaled $1.3 million at September 30, 2000 and remained consistent with the September 30, 1999 balance and declined $922,000 from the $2.3 million unrealized loss position at December 31, 1999.

On January 27, 2000, Wintrust declared its first semi-annual cash dividend of $0.05 per common share. The dividends were paid on February 24, 2000. During the third quarter of 2000, the Company declared a second semi-annual cash dividend of $0.05 per common share payable on August 24, 2000. Additionally, during the first quarter of 2000, the Company initiated a stock buyback program authorizing the repurchase of up to 300,000 shares of its common stock. Through September 30, 2000, the Company repurchased a total of 242,300 shares at an average price of $15.94 per share.

The annualized return on average equity for the quarter ended September 30, 2000, excluding the $4.5 million non-recurring charge, increased to 14.74% as compared to 12.46% for the prior year period. The following table reflects various consolidated measures of capital at September 30, 2000, December 31, 1999 and September 30, 1999:

                                                               September 30,          December 31,          September 30,
                                                                   2000                   1999                  1999
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          6.3%                 7.1%                   7.0%
Ending tier 1 capital to risk-based asset ratio                         6.9%                 7.8%                   7.8%
Ending total capital to risk-based asset ratio                          8.5%                 8.4%                   8.6%
Dividend payout ratio                                                   9.1%                 0.0%                   0.0%

To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. At September 30, 2000, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio.

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock or additional trust preferred securities are the primary forms of capital that the Company considers as it evaluates its capital position.

ASSET QUALITY

Allowance for Possible Loan Losses
A reconciliation of the activity in the allowance for possible loan losses for the three and nine months ended September 30, 2000 and 1999 is shown as follows (dollars in thousands):

                                                          Three Months Ended                           Nine Months Ended
                                                             September 30,                               September 30,
                                                        2000                 1999                  2000                  1999
                                               -------------------     ----------------     -----------------     -----------------
 Balance at beginning of period                       $  9,792              $ 7,677                $8,783                $7,034

 Provision for possible loan losses                      1,307                  990                 3,671                 2,707

 Charge-offs
 -----------
  Core banking loans                                       312                  190                   758                   593
  Indirect automobile loans                                348                  156                   979                   795
  Tricom finance receivables                                --                   --                    73                    --
  Premium finance receivables                              288                  193                   647                   383
                                               -------------------     ----------------     -----------------     -----------------
     Total charge-offs                                     948                  539                 2,457                 1,771
                                               -------------------     ----------------     -----------------     -----------------
 Recoveries
 ----------
  Core banking loans                                        10                    9                    21                    19
  Indirect automobile loans                                 47                   33                   120                    61
  Tricom finance receivables                                --                   --                    --                    --
  Premium finance receivables                               23                   30                    93                   150
                                               -------------------     ----------------     -----------------     -----------------
      Total recoveries                                      80                   72                   234                   230
                                               -------------------     ----------------     -----------------     -----------------

  Net charge-offs                                         (868)                (467)               (2,223)               (1,541)
                                               -------------------     ----------------     -----------------     -----------------

  Balance at September 30                            $  10,231              $ 8,200               $10,231                $8,200
                                               ===================     ================     =================     =================

  Loans at September 30                                                                        $1,486,929            $1,202,256
                                                                                            =================     =================

  Allowance as a percentage of loans                                                                    0.69%                0.68%

  Annualized net charge-offs as a percentage of average:
        Core banking loans                                                                              0.12%                0.12%
        Indirect automobile loans                                                                       0.48%                0.42%
        Tricom finance receivables                                                                      0.48%                   --
        Premium finance receivables                                                                     0.28%                0.15%
            Total loans                                                                                 0.22%                0.19%
        Annualized provision for
            possible loan losses                                                                       60.55%               56.93%
                                                                                            =================     =================

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

The provision for possible loan losses totaled $1.3 million for the third quarter of 2000, an increase of $317,000 from a year earlier. For the first nine months of 2000, the provision totaled $3.7 million and increased $964,000, or 36%, over the same period of 1999. The higher provision levels were necessary due to a 24% increase in loan balances compared to September 30, 1999 and a slightly higher level of net charge-offs to average loans during the period. For the nine months ended September 30, 2000, net charge-offs totaled $2.2 million and increased from the $1.5 million of net charge-offs recorded in the same period of 1999. On a ratio basis, net charge-offs as a percentage of average loans increased slightly to 0.22% for the first nine months of 2000, from 0.19% for the same period in 1999.

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

                                                         September 30,           December 31,           September 30,
                                                              2000                   1999                    1999
                                                              ----                   ----                    ----
      Past Due greater than 90 days
           And still accruing:
            Core banking loans                                   $  539                  $  713                 $  997
            Indirect automobile loans                               323                     391                    354
            Premium finance receivables                           2,107                   1,523                  1,337
                                                      ---------------------  ----------------------  ---------------------
                Total                                             2,969                   2,627                  2,688
                                                      ---------------------  ----------------------  ---------------------

      Non-accrual loans:
            Core banking loans                                      600                   1,895                  1,139
            Indirect automobile loans                               271                     298                    369
            Premium finance receivables                           3,232                   2,145                  1,726
                                                      ---------------------  ----------------------  ---------------------
                Total non-accrual loans                           4,103                   4,338                  3,234
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing loans:
            Core banking loans                                    1,139                   2,608                  2,136
            Indirect automobile loans                               594                     689                    723
            Premium finance receivables                           5,339                   3,668                  3,063
                                                      ---------------------  ----------------------  ---------------------
                Total non-performing loans                        7,072                   6,965                  5,922
                                                      ---------------------  ----------------------  ---------------------

      Other real estate owned                                         -                       -                      -
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets                               $ 7,072                 $ 6,965                $ 5,922
                                                      =====================  ======================  =====================

      Total non-performing  loans by category as a percent of its own respective category:
            Core banking loans                                       0.12%                   0.32%                  0.29%
            Indirect automobile loans                                0.27%                   0.27%                  0.28%
            Premium finance receivables                              1.85%                   1.67%                  1.42%
                                                      ---------------------  ----------------------  ---------------------
               Total non-performing loans                            0.48%                   0.54%                  0.49%
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets as a
          percentage of total assets                                 0.35%                   0.41%                  0.38%

      Allowance for possible loan losses as
        a percentage of non-performing loans                       144.67%                 126.10%                138.47%

Non-performing Core Banking Loans

Total non-performing loans for the Company's core banking business were $1.1 million, or 0.12%, of the Company's core banking loans as of September 30, 2000, and were down from the ratios of 0.32% as of December 31, 1999 and 0.29% as of September 30, 1999. Total non-performing core banking loans declined

$1.5 million from the December 31, 1999 balances. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans, of which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of September 30, 2000 and 1999, and the amount of net charge-offs for the nine months then ended.

                                                                                     9/30/00                  9/30/99
                                                                                     -------                  -------
     Non-performing premium finance receivables                                       $5,339                    $3,063
     - as a percent of premium finance receivables                                    1.85%                      1.42%

     Net charge-offs of premium finance  receivables                                   $554                       $233
     - annualized, as a percent of average premium finance receivables                0.28%                      0.15%

The level of non-performing premium finance receivables has gradually been increasing over the course of the last year. The increase is related to a higher number of small balance loans that have become delinquent. Collection of smaller balance loans places additional strain on the collection staff as the same general collection efforts are required to collect smaller balance loans as is required for average size loans. Management is currently revising its underwriting procedures as it relates to the origination of smaller balance loans and has begun to substantially reduce the amount of smaller balance loans originated.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $594,000 at September 30, 2000, compared to $689,000 at December 31, 1999 and $723,000 at September 30, 1999. The ratio of these non-performing loans to total indirect automobile loans was 0.27% at September 30, 2000 and December 31, 1999 and 0.28% September 30, 1999. As noted in the Allowance for Possible Loan Losses table, net charge-offs as a percent of total indirect automobile loans increased from 0.42% in the first nine months of 1999 to 0.48% in the first nine months of 2000. Despite the increase in the level of net charge-offs, these ratios continue to be below standard industry ratios for this type of loan category. However, based on the impact of the current economic and competitive environment surrounding this portfolio, management has begun to reduce the level of new loans originated and is dedicating additional resources to reduce the level of delinquencies.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of September 30, 2000 and
December  31,  1999  was   approximately   $17.1  million  and  $14.4   million,
respectively.


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



EFFECTS OF NEW ACCOUNTING PRINCIPLE

In June 1999, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 137 to effectively defer the implementation date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derirative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 does not amend any of the fundamental precepts of SFAS No. 133. SFAS No. 133 was issued in June 1998 and establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. Previous accounting standards and methodologies did not adequately address the many derivative and hedging activities in the current financial marketplace and, as such, the Securities and Exchange Commission, and other organizations, urged the FASB to deal expeditiously with the related accounting and reporting problems. The accounting and reporting principles prescribed by this standard are complex and will significantly change the way entities account for these activities. These new rules require that all derivative instruments be recorded in the statement of condition at fair value. The recording of the gain or loss could either be reported in earnings or as other comprehensive income in the statements of shareholders' equity, depending on the type of instrument and whether or not it is designated and effective as a hedge. These new rules are effective for the Company as of January 1, 2001. The adoption of these new statements is currently not expected to have a material effect on the Company's future financial condition, results of operations, or liquidity.

 FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, specialty finance or fee related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust and investment services through the Company's new trust subsidiary, WAMC, is expected to continue in a start-up phase during the next two years, before becoming profitable.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for possible loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual future loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.
o The Company's ability to recover on the loss resulting from the fraudulent loan scheme perpetrated against the Company's premium finance subsidiary.
o Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business, changes in the temporary staffing industry or difficulties integrating the Tricom acquisition.
o The Company may not identify attractive opportunities to expand in the future through acquisitions of other community banks, specialty finance companies or fee-based businesses or may have difficulty negotiating potential acquisitions on terms considered acceptable to the Company.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.

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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of September 30, 2000, the Company had $375 million notional principal amount of interest rate cap contracts that mature in October 2000 ($60 million),
January 2001 ($60 million), February 2001 ($55 million), April 2001 ($60 million), July 2001 ($20 million), September 2001 ($30 million), October 2001 ($30 million), November 2001 ($30 million) and December 2001 ($30 million). These contracts, which have various strike rates measured against the 91-day treasury bill rate, were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products. During 2000, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions were designed primarily to increase the total return associated with holding these securities as earning assets. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

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

Interest Rate Sensitivity Analysis Interest rate sensitivity is the fluctuation in earnings resulting from changes in market interest rates. Wintrust continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, Wintrust also attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing computerized simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income were identified, management then would take appropriate actions within its asset/liability structure to counter these potential adverse situations. Please refer to the "Net Interest Income" section for further discussion of the net interest margin. The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of September 30, 2000.

                                                                         Time to Maturity or Repricing

                                                 0-90             91-365              1-5           5+ Years
                                                 Days             Days               Years           & Other            Total
                                                 ----             ----               -----           -------            -----
                                                                            (Dollars in thousands)
ASSETS:
   Loans, net of unearned income........         $657,624          $339,580           $434,838         $54,896         $ 1,486,929
   Securities...........................          164,369            13,022             93,483          47,711             318,585
   Interest-bearing bank deposits.......              180                 -                  -               -                 180
   Federal funds sold...................           16,624                 -                  -               -              16,624
   Other................................                -                 -                  -         173,988             173,988
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive assets (RSA)            838,797           352,602            528,321         276,586           1,996,306
                                            ===============  ================   ================  ==============   =================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   NOW..................................          179,281                 -                  -               -             179,281
   Savings and money market.............          359,542                 -                  -               -             359,542
   Time deposits........................          419,868           403,413            177,137           1,830           1,002,248
   Short term borrowings................           41,848                62                  -               -              41,910
   Notes payable........................           33,250                 -                  -               -              33,250
   Demand deposits & other
      liabilities.......................                -                 -                  -         231,655             231,655
   Trust preferred securities...........                -                 -                  -          51,050              51,050
   Shareholders' equity.................                -                 -                  -          97,370              97,370
                                            ---------------  ----------------   ----------------  --------------   -----------------
     Total rate sensitive liabilities
         and equity (RSL)...............        1,033,789           403,475            177,137         381,905           1,996,306
                                            ===============  ================   ================  ==============   =================
Cumulative gap, excluding interest
  rate caps (GAP = RSA - RSL)  (1)             $(194,992)       $ (245,865)           $105,319          $    -
                                            ===============  ================   ================  ==============

Cumulative RSA/RSL (1)..................         0.81               0.87               2.98
RSA/Total assets........................         0.42               0.18               0.26
RSL/Total assets (1)....................         0.52               0.20               0.09

GAP/Total assets (1)....................            (10)%             (12)%                5%
GAP/Cumulative RSA (1)..................            (23)%             (21)%                5%

(1) The gap amount and related ratios do not reflect $375 million notional amount of interest rate caps, as discussed on the following page.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of off-balance sheet interest rate cap contracts. As of September 30, 2000, the Company had $375 million notional principal amount of interest rate caps that reprice on a monthly basis. These interest rate caps, which mature in intervals throughout the next 15 months, were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. When the gap position in the above table is adjusted for the impact of these interest rate caps, the Company's short-term gap position becomes relatively neutral in that the level of rate sensitive assets that reprice within one year approximately match the level of rate sensitive liabilities that reprice within one year.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at September 30, 2000 and 1999, is as follows:


                            As of September 30, 2000
                            ------------------------
                                                                                   +200 Basis      -200 Basis
                                                                                     Points          Points
                                                                                     ------          ------
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                             (1.2)%             2.6%
                                                                                ===============  ===============


                            As of September 30, 1999
                            ------------------------
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

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

27      Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------

A Form 8-K report as of September 7, 2000 was filed during the quarter and announced that the Company expected to incur a one-time after tax charge of $2.7 million related to the discovery of a series of fraudulent loan transactions perpetrated against its premium finance subsidiary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)


Date: November 14, 2000              /s/ Edward J. Wehmer
                                     --------------------
                              President & Chief Executive Officer

Date: November 14, 2000              /s/ David A. Dykstra
                                     --------------------
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 27          Financial Data Schedule