Form 10-K
period 2000-12-31
WINTRUST FINANCIAL CORP
filed 2001-03-30
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                           COMMON STOCK, NO PAR VALUE*
       9.00% CUMULATIVE TRUST PREFERRED SECURITIES (AND RELATED GUARANTEE)
      10.50% CUMULATIVE TRUST PREFERRED SECURITIES (AND RELATED GUARANTEE)
           Securities registered pursuant to Section 12(g) of the Act

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $137,316,370 as of March 20, 2001. As of March 20, 2001, the registrant had outstanding 8,616,976 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000, which is included as Exhibit 13.1 to this Form 10-K, are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
* including Preferred Share Purchase Rights related thereto

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

ITEM 1.   Business........................................................    3

ITEM 2.   Properties......................................................   17

ITEM 3.   Legal Proceedings...............................................   19

ITEM 4.   Submission of Matters to a Vote of Security Holders.............   19

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................  19

ITEM 6.   Selected Financial Data..........................................  20

ITEM 7.   Management's Discussion and  Analysis of Financial Condition
               and Results of Operations...................................  21

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks......  21

ITEM 8.   Financial Statements and Supplementary Data......................  21

ITEM 9.   Changes in and Disagreements with Accountants on Accounting 9.
               and Financial Disclosure....................................  29

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant...............  29

ITEM 11.  Executive Compensation...........................................  29

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...  29

ITEM 13.  Certain Relationships and Related Transactions...................  29

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  30

          Signatures.......................................................  34

                                     PART I

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois corporation (the "Company"), is a bank holding company based in Lake Forest, Illinois, with total assets of approximately $2.1 billion at December 31, 2000. The Company engages in the business of providing traditional community banking services, trust and investment services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.

The  Company  provides  community-oriented,   personal  and  commercial  banking
services to customers located predominantly in affluent suburbs of Chicago, Illinois through its seven wholly-owned banking subsidiaries (collectively, "Banks"), all of which started as de novo (i.e., started new) institutions, including Lake Forest Bank and Trust Company ("Lake Forest Bank"), Hinsdale Bank and Trust Company ("Hinsdale Bank"), North Shore Community Bank and Trust Company ("North Shore Bank"), Libertyville Bank and Trust Company ("Libertyville Bank"), Barrington Bank and Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank"), and Northbrook Bank & Trust Company ("Northbrook Bank"). Through Hinsdale Bank, the Company operates its indirect auto segment, which is in the business of providing new and used automobile loans through a large network of auto dealerships within the Chicago metropolitan area.

The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"). The Company provides financing for the payment of commercial insurance premiums ("premium finance receivables"), on a national basis, through First Insurance Funding Corporation ("FIFC"), a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. Tricom, Inc. of Milwaukee ("Tricom"), a wholly-owned subsidiary of Hinsdale Bank, provides short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States.

As a mid-size financial services company, management expects to benefit from greater access to financial and managerial resources while maintaining its commitment to local decision-making and to its community banking philosophy. Management also believes the Company is positioned to compete more effectively with other larger and more diversified banks, bank holding companies and other financial services companies as it continues its growth strategy through additional branch openings and de novo bank formations, expansion of trust and investment activities, pursuit of specialized earning asset niches and potential acquisitions of banks or specialty finance companies.

Additional information regarding the Company's business and strategies is included in the 2000 Annual Report to Shareholders, which is filed as Exhibit
13.1 to this Form 10-K and Item 8 under "Supplemental Statistical Data". Such information is incorporated herein by reference and constitutes a part of this report.

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

Each of the Banks was founded as a de novo banking organization within the last ten years. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. In 1994, Lake Forest Bank opened a branch office in Lake Bluff. In early 2000 Lake Forest Bank opened a branch in Highwood to serve the Highwood-Fort Sheridan communities. In 1993, Hinsdale Bank was opened to service the communities of Hinsdale and Burr Ridge. Hinsdale Bank established branch facilities in Clarendon Hills and Western Springs in 1996 and 1997, respectively. In 1994, North Shore Bank was started in order to service Wilmette and Kenilworth. North Shore Bank opened branch facilities in Glencoe during 1995 and 1998, in Winnetka during 1996 to service Winnetka and Northfield, and in Skokie during 1999. In 1995, Libertyville Bank was opened to service Libertyville, Vernon Hills and Mundelein. Libertyville Bank opened a branch facility in south Libertyville during 1998 to service south Libertyville and Vernon Hills and in Wauconda during 2000. In December 1996, Barrington Bank was opened to service the greater Barrington/Inverness areas. In December 1997, Crystal Lake Bank was opened to serve the Crystal Lake/Cary communities. In 1999, Crystal Lake Bank opened two new branch facilities in Crystal Lake. In November 2000, Northbrook Bank opened for business in a temporary facility to serve the Northbrook, Glenview and Deerfield communities. All Banks are insured by the Federal Deposit Insurance Company ("FDIC") and are subject to regulation, supervision and regular examination by the Illinois Office of Banks and Real Estate, the Federal Reserve Bank and/or the Office of the Comptroller of Currency ("OCC").

PREMIUM FINANCE
---------------

FIFC commenced operations nine years ago and is headquartered in Northbrook, Illinois. Based on limited industry data available in certain state regulatory filings and FIFC management's experience in and knowledge of the premium finance industry, management estimates that, ranked by origination volumes, FIFC is one of the top five premium finance companies operating in the United States. Premium finance receivables are originated by FIFC's own sales force, working with medium and large insurance agents and brokers throughout the United States. These receivables are retained mainly within the Banks' loan portfolios and are also sold to an unaffiliated financial institution. Insurance premiums are financed primarily for commercial customers' purchase of property, casualty and liability insurance. Substantially all premium finance receivables are made to commercial accounts. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.

TRUST ACTIVITIES
----------------

WAMC began operating as a separately chartered non-depository bank subsidiary in September 1998. WAMC offers trust and investment management services to all of the Banks' communities, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, WAMC targets small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that are offered by WAMC and its experienced trust professionals. Services offered typically include traditional trust products and services, as well as investment management, financial planning and 401(k) management services. WAMC is subject to regulation, supervision and regular examination by the OCC.

TRICOM
------

Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company's strategy to pursue specialized earning asset niches. It is located in Milwaukee, Wisconsin and has been in business over ten years. It specializes in providing short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom currently finances and processes payrolls with associated billings in excess of $250 million. In 2000, it generated approximately $8.1 million of net revenues for the Company. As a wholly-owned subsidiary of Hinsdale Bank, Tricom has the capital and funding necessary to expand its financing services in a national market. In addition to expanding the Company's earning asset niches, Tricom provides fee-based income to augment the Company's community-based banking revenues.

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

WAMC's primary competition is with more established trust companies of other larger bank holding companies. WAMC is also in competition with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. As a new company, it may be difficult to successfully attract new customers away from the more established Chicago area trust companies. However, the Company believes it can successfully compete for trust business by offering personalized attention and customer service to small to mid-size businesses and newly affluent individuals. The hiring of several experienced trust professionals from the more established Chicago area trust companies is also expected to help in attracting new customer relationships. There can be no assurances, however, that WAMC will be successful in establishing this new business as a preferred alternative to the larger trust companies, and as a profitable venture.

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

EMPLOYEES
---------

At December 31, 2000, the Company and its subsidiaries employed a total of 520 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

FORWARD-LOOKING STATEMENTS
--------------------------

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company's projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management's long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

o Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business and/or changes in the temporary staffing industry.

o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing and may affect the Company's ability to successfully pursue acquisition and expansion strategies.

o The Company's ability to recover on the loss resulting from the fraudulent loan scheme perpetrated against the Company's premium finance subsidiary in the third quarter of 2000.


SUPERVISION AND REGULATION
--------------------------

Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC, WAMC and Tricom. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company, the Banks, FIFC, WAMC or Tricom. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

BANK HOLDING COMPANY REGULATION
-------------------------------

The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder, are collectively the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks, FIFC, WAMC or Tricom.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating the premium finance business conducted by FIFC. Under the BHC Act and Federal Reserve regulations, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, the Company may not condition a customer's purchase of one of its services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions on entering into certain business transactions that bank holding companies currently face

Under the Illinois Banking Act, any person who acquires more than 10% of the Company's stock may be required to obtain the prior approval of the Commissioner of the Illinois Office of Banks and Real Estate (the "Illinois Commissioner"). Similarly, under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve or the Office of the Comptroller of the Currency (the "OCC") before acquiring control of 10% or more of any class of the Company's outstanding stock.

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Banks and WAMC, and to commit resources to support the Banks and WAMC. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

The Federal Reserve has risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 capital, or "core" capital, consists of common stockholders' equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and specified intangible assets ("Tier 1 Capital"). Tier 2 capital, or "supplementary" capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock.

Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total assets of 3.0% for strong bank holding companies (those rated a composite "1" under the Federal Reserve's rating system). For all other bank holding companies, the minimum ratio of Tier 1 Capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio (Tier 1 capital to average quarterly assets) in evaluating proposals for expansion or new activities.

In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

As of December 31, 2000, the Company's total capital to risk-weighted assets ratio was 8.4%, its Tier I Capital to risk-weighted asset ratio was 6.9% and its leverage ratio was 6.3%.

Dividend Limitations. Because the Company's consolidated net income consists largely of net income of the Banks and its non-bank subsidiaries, the Company's ability to pay dividends depends upon its receipt of dividends from these entities. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company, the Banks and WAMC. See Part II, Item 5 for further discussion of dividend limitations.

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

BANK REGULATION
---------------

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank and Northbrook Bank are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois
Commissioner. As an affiliate of these Banks, the Company is also subject to examination by the Illinois Commissioner. Barrington Bank, Crystal Lake Bank and WAMC are federally-chartered banks and are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Each of the Banks and WAMC are members of the Federal Reserve Bank and, as such, is also subject to examination by the Federal Reserve.

The deposits of the Banks are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (the "FDIA"), and the Banks are, therefore, also subject to supervision and examination by the FDIC. FDIA requires that the appropriate federal regulatory authority (the Federal Reserve Bank in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank and Northbrook Bank, or the OCC, in the case of Barrington Bank and Crystal Lake Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against either banks, holding companies or persons regarded as "institution affiliated parties." A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The FDIC also supervises compliance with the provisions of federal law and regulations which place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.

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

FINANCIAL INSTITUTION REGULATION GENERALLY
------------------------------------------

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

Capital Requirements. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: "well-capitalized", "adequately-capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". As of December 31, 2000, Lake Forest Bank, Hinsdale Bank, and North Shore Bank were categorized as "adequately capitalized", while Libertyville Bank, Barrington Bank, Crystal Lake Bank, and Northbrook Bank were categorized as "well-capitalized."

Prompt Corrective Action. The Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA") requires the federal banking regulators, including the Federal Reserve, the OCC and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for under-capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated
that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

Dividends. As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank and Northbrook Bank may not pay dividends in an amount greater than their current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Banks and WAMC, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Similarly, as national associations supervised by the OCC, Barrington Bank, Crystal Lake Bank and WAMC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

In addition to the foregoing, the ability of the Company, the Banks and WAMC to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described below. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The Federal Reserve, the OCC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

A range of other provisions in FDICIA include requirements applicable to: closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal shareholders; and increased reporting requirements on agricultural loans and loans to small businesses.

In addition, the Federal Reserve, OCC, FDIC and other federal banking agencies adopted a final rule which modified the risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve, the OCC and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The Federal Reserve, the FDIC, the OCC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

Insurance of Deposit  Accounts.  Under FDICIA,  as an FDIC-insured  institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund ("BIF"). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the BIF), and "C"

(institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates are applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. During 2000, the Banks were assessed deposit insurance in the aggregate amount of $697,000.

Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such termination can only occur, if contested, following judicial review through the federal courts. The management of each of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 provides that beginning with semi-annual periods after December 31, 1996, deposits insured by the Bank Insurance Fund ("BIF") will also be assessed to pay interest on the bonds (the "FICO Bonds") issued in the late 1980s by the Financing Company to recapitalize the now defunct Federal Savings & Loan Insurance Company. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits were assessed at a rate of 20.0% of the assessment rate applicable to SAIF deposits until December 31, 1999. After December 31, 1999, full pro rata sharing of FICO assessments began.


Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves on the first $44.3 million of transaction accounts plus 10.0% on the remainder. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received "satisfactory" ratings from either the Federal Reserve or OCC on their most recent CRA performance evaluations.

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

Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship or the termination of deposit insurance.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Efficiency Act of 1994 (the "Interstate Banking Act"), adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, banks are permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Recent Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies to affiliate with one another. The GLB Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Further, the GLB Act expanded the range of activities in which bank holding companies may engage by allowing certain well managed and well capitalized bank holding companies to be designated as "financial holding companies." In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring such entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations become effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosures of certain information. The Company has devoted what it believes are sufficient resources to comply with these new requirements. It is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

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

The above monetary and fiscal policies and resulting changes in interest rates have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Banks and their respective holding company cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on their business and earnings.


SUPPLEMENTAL STATISTICAL DATA

Pages 3, 45 and 46 of the 2000 Annual Report to Shareholders and Item 8 of this Form 10-K contain supplemental statistical data as required by The Exchange Act Industry Guide 3 which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis which are contained in its 2000 Annual Report to Shareholders filed herewith as Exhibit
13.1 and incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's executive offices are located in the main bank facility of Lake Forest Bank. Lake Forest Bank has seven physical banking locations. Lake Forest Bank's main bank facility is located at 727 N. Bank Lane, Lake Forest, Illinois, and is a three story, 37,000 square foot brick building that includes a 15,200 square foot addition that was completed in May 1999. The Company's executive offices and staff of the holding company, Lake Forest Bank and WAMC are located on the second and third floors of the addition with first floor retail space leased to unrelated third parties. Lake Forest Bank constructed a drive-in, walk-up banking facility on land leased from the City of Lake Forest on the corner of Bank Lane and Wisconsin Avenue in Lake Forest, approximately one block north of the main banking facility. Lake Forest Bank also leases a 1,200 square foot, a full service banking facility at 103 East Scranton Avenue in Lake Bluff, Illinois; a 2,100 square foot, a full service banking facility on the west side of Lake Forest, Illinois at 810 South Waukegan Road, and a drive-in and walk-up banking facility at 911 S. Telegraph Road in the West Lake Forest Train Station. Lake Forest Bank also maintains a small office facility at a retirement community known as Lake Forest Place at 1100 Pembridge Drive in Lake Forest. In 2000, Lake Forest Bank constructed a new branch facility in Highwood, Illinois. The Highwood branch includes a drive-thru facility. ATMs are located at each of Lake Forest Bank's locations except the 810 South Waukegan Road facility. Lake Forest Bank has no offsite ATMs.

Hinsdale Bank currently has four physical banking locations, all of which are owned. The main bank facility is a two story brick building located at 25 East First Street in downtown Hinsdale, Illinois. The 1,000 square foot drive-in, walk-up banking facility at 130 West Chestnut is approximately two blocks west of the main banking facility. Hinsdale Bank also has full service branches in Clarendon Hills and Western Springs. The buildings in Clarendon Hills and Western Springs are partially used for bank purposes, with the remainder being leased to unrelated parties. Hinsdale Bank maintains one ATM machine at each location, with the exception of Clarendon Hills, which has two. In addition, Hinsdale has a separate, stand-alone, ATM drive-thru facility in Clarendon Hills. Other than this stand-alone ATM drive-thru facility in Clarendon Hills, Hinsdale Bank has no offsite ATMs.

North Shore Bank currently has seven physical banking locations. North Shore Bank owns the main bank facility, a one-story brick building that is located at 1145 Wilmette Avenue in downtown Wilmette, Illinois. North Shore Bank also owns a 9,600 square foot drive-in, walk-up banking facility at 720 12th Street, approximately one block west of the main banking facility. North Shore Bank also leases a full service banking facility at 362 Park Avenue in Glencoe, Illinois and a branch banking facility in Winnetka, Illinois where it leases approximately 4,000 square feet. In 1998, North Shore Bank opened a drive-up and ATM for the Glencoe branch and a small facility at 4th Street and Linden in Wilmette. In 1999, a full service leased facility was opened in Skokie, Illinois. North Shore Bank maintains ATMs at each of its locations, except Winnetka, and has two offsite ATMs located in Glencoe and Skokie.

Libertyville Bank currently has five physical banking locations. Libertyville Bank owns the main bank facility, which is a 13,000 square foot two story brick building located at 507 North Milwaukee Avenue in downtown Libertyville, Illinois. Libertyville Bank also owns a 2,500 square foot drive-in, walk-up banking facility at 201 Hurlburt Court, approximately five blocks southeast of the main banking facility. A leased branch facility located at 1167 South Milwaukee Avenue in south Libertyville was opened in October 1998. In 2000, Libertyville Bank opened two facilities in Wauconda -- a full service branch located at 495 Liberty Street and a drive-thru facility at 1180 Dato Lane. The branch at 495 Liberty Street is a temporary facility; a permanent facility on the same location is under construction and expected to be completed in 2001. Libertyville Bank maintains ATMs at each of its banking locations and at one offsite location.

Barrington Bank currently has one physical banking location at 201 South Hough Street in Barrington, Illinois which is a 12,700 square foot, two story frame construction building that has an attached drive-through facility. Barrington Bank has two ATMs, but no offsite ATMs.

Crystal Lake Bank has three physical banking locations as of December 31, 2000. Crystal Lake Bank's main banking office is a two-story, 12,000 square foot facility located at 70 Williams Street in downtown Crystal Lake, Illinois. Crystal Lake Bank also has a drive-up facility that is located in the downtown area, near the main bank facility and a full service owned facility located at 1000 McHenry Avenue in south Crystal Lake. Crystal Lake Bank maintains an ATM at each location. In early 2001, Crystal Lake Bank opened a branch office in McHenry, Illinois.

In November 2000, Northbrook Bank opened for business in a temporary leased facility located at 1340 Shermer Road in Northbrook, Illinois. Construction of its permanent facility, located at the corner of Shermer and Wuakegan Roads, is expected to be completed by year-end 2001. Northbrook Bank has one ATM at its temporary facility.

FIFC's offices are located at 450 Skokie Boulevard, Suite 1000, Northbrook, Illinois. FIFC purchased the property in late 1999 and moved into it in 2000. The building provides approximately 16,000 square feet of office space, which is used solely by FIFC.

WAMC's executive and operations staff are based in office space leased from Lake Forest Bank. WAMC also leases office space for its trust professionals at Lake Forest Bank, Hinsdale Bank, North Shore Bank and Barrington Bank.

Tricom leases approximately 10,700 square feet of office space in Milwaukee, Wisconsin at 11270 West Park Place, Suite 100.

See Note 6 to the Consolidated Financial Statements contained in the 2000 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries, from time to time, are subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Any such litigation currently pending against the Company or its subsidiaries is incidental to the Company's business and, based on information currently available to management, management believes the outcome of such actions or proceedings will not have a material adverse effect on the operations or financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.



                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the Common Stock during 2000 and 1999.

                                                    2000                               1999
                                                    ----                               ----
                                             HIGH            LOW              HIGH              LOW
                                             ----            ---              ----              ---
Fourth quarter                             $ 17.00          15.38              18.19           14.69
Third quarter                                17.81          15.25              19.12           16.19
Second quarter                               16.25          13.75              26.75           17.50
First quarter                                16.00          13.38              20.25           15.50

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
---------------------------------------------

As of February 28, 2001 there were 1,336 shareholders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK
-------------------------

In January 2000, the Company's Board of Directors approved the first semi-annual cash dividend on its common stock. The dividend in the amount of $0.05 per share was paid on February 24, 2000 to shareholders of record as of February 10, 2000. In July 2000, the second semi-annual dividend for the same amount was declared. The $0.05 per share amount was paid on August 24, 2000 to shareholders of record as of August 10, 2000. In January 2001, the Company's Board of Directors approved a 40% increase in its semi-annual dividend to $0.07 per share. The dividend was paid on February 22, 2001 to shareholders of record as of February 8, 2001.

The declaration of dividends is at the discretion of the Company's Board of Directors and depends upon earnings, capital requirements, regulatory limitations, tax considerations, the operating and financial condition of the Company and other factors. Additionally, the payment of dividends may be restricted under certain terms of the Company's Trust Preferred Securities offerings and under certain financial covenants in the Company's revolving line of credit.

Because the Company's consolidated net income consists largely of net income of the Banks, FIFC and Tricom, the Company's ability to pay dividends depends upon its receipt of dividends from these entities. The Banks' ability to pay dividends is regulated by banking statutes. See "Financial Institution Regulation Generally - Dividends" on page 12 of this Form 10-K. During 2000, the Banks paid $16 million in dividends to the Company. During 1999 no dividends were paid by the Banks and during 1998, Lake Forest Bank paid $8.25 million of dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2001, Northbrook Bank, which began operations in November 2000, is the only bank currently subject to this additional dividend restriction. Its de novo period will end in November 2003.

Reference is made to Note 14 to the Consolidated Financial Statements contained in the 2000 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference, for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

The Company had no sales of unregistered securities during 2000.


ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the 2000 Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Certain information required in response to this item is contained in the 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management" and in Notes 15 and 16 to the Consolidated Financial Statements, which are incorporated herein by reference. This information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto contained in the 2000 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the 2000 Annual Report to Shareholders under the caption "Consolidated Financial Statements," and is incorporated herein by reference. Also, refer to Item 14 of this Report for the Index to Financial Statements.

SUPPLEMENTAL STATISTICAL DATA
-----------------------------

                              SECURITIES PORTFOLIO

The following table presents the carrying value of the Company's investment portfolio, by investment category, as of December 31, 2000, 1999 and 1998:



                                                      2000                         1999                      1998
                                            ---------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury obligations                           $        --                          --                       5,000
                                            ---------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury obligations                            $    29,987                      39,171                       5,664
  Federal agency obligations                                61,871                      70,184                      54,690
  Municipal securities                                       5,142                       4,038                         504
  Corporate notes and other                                 29,197                      39,025                     142,102
  Mortgage-backed securities                                54,274                      46,124                           -
  Federal Agency Bank stock                                 12,634                       7,253                       6,159
                                            ---------------------------------------------------------------------------------
    Total available-for-sale securities                    193,105                     205,795                     209,119
                                            ---------------------------------------------------------------------------------

Total securities                                       $   193,105                     205,795                     214,119
                                            =================================================================================

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2000 and 1999 are included by reference to Note 2 to the Consolidated Financial Statements included in the 2000 Annual Report to Shareholders, which is incorporated herein by reference. At December 31, 2000 and 1999, there were no held-to-maturity securities. Maturities of securities as of December 31, 2000 by maturity distribution are as follows (in thousands):


                                                                                        Mortgage       Federal
                                      Within       From 1       From 5 to     After      backed         Agency
                                      1 Year     to 5 years    10 years    10 years    securities     Bank stock    Total
                                     -------------------------------------------------------------------------------------
U.S. Treasury obligations            $     --      29,987          --          --           --            --       29,987
Federal agency obligations             51,465       9,910         496          --           --            --       61,871
Municipal securities                      830       1,137       3,175          --           --            --        5,142
Corporate notes and other (1)           6,097      10,082       1,036      11,982           --            --       29,197
Mortgage-backed securities (2)             --          --          --          --       54,274            --       54,274
Federal Agency Bank stock (3)              --          --          --          --           --        12,634       12,634
                                     -------------------------------------------------------------------------------------

      Total                          $ 58,392      51,116       4,707      11,982       54,274        12,634      193,105
                                     =====================================================================================



The weighted average yield for each range of maturities of securities, on a tax equivalent basis, is shown below as of December 31, 2000:


                                                                                        Mortgage       Federal
                                      Within       From 1       From 5 to     After      backed         Agency
                                      1 Year     to 5 years    10 years    10 years    securities     Bank stock    Total
                                     -------------------------------------------------------------------------------------
U.S. Treasury obligations                  --       5.20%          --          --           --            --        5.20%
Federal agency obligations              6.70%       5.90%       6.29%          --           --            --        6.57%
Municipal securities                    6.77%       6.56%       7.74%          --           --            --        7.31%
Corporate notes and other (1)           2.95%       6.81%       6.61%        7.66%          --            --        6.38%
Mortgage-backed securities (2)             --         --          --           --         7.16%           --        7.16%
Federal Agency Bank stock (3)              --         --          --           --           --          6.54%       6.54%
                                     -------------------------------------------------------------------------------------

      Total                             6.31%       5.69%       7.33%       7.66%        7.16%         6.54%        6.51%
                                     =====================================================================================

(1) Equity securities are reflected in the above tables as having maturities within one year and no yield.
(2) Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.
(3)  Includes  stock of the Federal  Reserve  Bank and of the Federal  Home Loan
     Bank.

                                 LOAN PORTFOLIO

The following table shows the Company's loan portfolio by category for the five previous fiscal years (in thousands):


At December 31                                      2000                1999           1998            1997            1996
---------------------------------------------       ----------------------------------------------------------------------------
Commercial and commercial real estate                $ 647,947            485,776       366,229         235,483         182,403
Home equity                                            179,168            139,194       111,537         116,147          87,303
Residential real estate                                141,919            111,026        91,525          61,611          51,673
Premium finance receivables                            321,711            225,239       183,165         131,952          59,240
Indirect auto                                          203,572            255,434       210,137         139,296          91,211
Tricom finance receivables                              20,354             17,577            --              --              --
Installment and other                                   51,995             49,925        34,650          32,153          23,717
                                               ---------------------------------------------------------------------------------
   Total loans                                       1,566,666          1,284,171       997,243         716,642         495,547
Less: Unearned income                                    8,646              5,922         5,181           4,011           2,999
                                               ---------------------------------------------------------------------------------
   Total loans, net of
      unearned income                                $1,558,020          1,278,249      992,062         712,631         492,548
                                               =================================================================================

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

The following table classifies the commercial loan portfolio category at December 31, 2000 by date at which the loans mature:

                                                                           From one
                                                           One year         to five               After
                                                            or less          years            five years       Total
                                                            -------          -----            ----------       -----
                                                                               (in thousands)
           Commercial loans and commercial real
             estate loans...........................      $ 307,170          281,149           59,628         647,947
           Premium finance receivables, net of
             unearned income........................        313,065               --               --         313,065
           Tricom finance receivables...............         20,354               --               --          20,354

Of those loans maturing after one year, approximately $269.3 million have fixed rates.

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

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks' target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. As of December 31, 2000, indirect auto loans comprised approximately 80% of the Company's consumer loan portfolio. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $15,000 and have an original maturity of 36 to 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with this portfolio is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks' stringent credit standards.

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

Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations, however, the Banks do accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks' own portfolios. A portion of the loans sold by the Banks into the secondary market is to the Federal National Mortgage Association ("FNMA") whereby the servicing of those loans is retained. The amount of loans serviced for FNMA as of December 31, 2000 and 1999 was $97.2 million and $87.1 million, respectively. All other mortgage loans held for sale are sold into the secondary market without the retention of servicing rights.

Premium finance receivables. The Company originates premium finance receivables through FIFC. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. However, due to FIFC's loan origination volume exceeding the capacity within the Banks' loan portfolios, FIFC began selling loans to an unrelated third party in 1999. During 2000, FIFC originated approximately $1.1 billion of loans and sold approximately $225 million of those loans originated in 2000 to an unrelated financial institution. FIFC recognized gains of $3.8 million on the sale of those loans. As of December 31, 2000 and 1999, the balance of these receivables that FIFC services for others totaled approximately $93.4 million and $46.2 million, respectively. All premium finance receivables are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.

FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC's marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC's own sales force by working with insurance agents and brokers throughout the United States. As of December 31, 2000, FIFC had the necessary licensing and other regulatory approvals to do business in all 50 states and the District of Columbia.

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

Tricom finance receivables. Tricom finance receivables represent high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. The clients' working capital needs arise primarily from the timing differences between weekly payroll funding and monthly collections from customers. The primary security for Tricom's finance receivables are the accounts receivable of its clients and personal guarantees. Tricom generally advances 80-95% based on various factors including the client's financial condition, the length of client relationship and the nature of the client's customer business lines. Typically, Tricom will also provide value-added out-sourced administrative services to many of these clients, such as data processing of payrolls, billing and cash management services, which generates additional fee income.

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


                       RISK ELEMENTS IN THE LOAN PORTFOLIO

For analysis and review of the allowance for possible loan losses; non-accrual, past due and restructured loans; other real estate owned; potential problem loans; and loan concentrations, reference is made to the "Credit Risk and Asset Quality" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2000 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

The following table sets forth the allocation of the allowance for possible loan losses by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

                                  2000              1999               1998               1997              1996
                                  ----              ----               ----               ----              ----
                              AMOUNT PERCENT    Amount Percent    Amount  Percent     Amount Percent   Amount  Percent
                             ---------------   ---------------   ----------------    ---------------  ----------------
Commercial and
  commercial real estate     $ 4,019    42%    $ 3,435     38%    $ 2,480     37%     $1,490    33%    $  996    37%
Home equity                      992    12       1,146     11       1,046     11         580    16        402    18
Residential real estate          141     9         126      9          81      9          43     9         34    10
Premium finance                1,209    20         721     17         919     18         702    18        288    12
Indirect auto                  1,552    13       1,947     20       1,205     21         679    19        432    18
Tricom finance receivables       120     1         120      1          --     --          --    --         --    --
Installment and other            473     3         469      4         494      4         218     5        128     5
Unallocated                    1,927    --         819     --         809     --       1,404    --         1,356 --
                             ---------------   ---------------   ----------------    ---------------  ----------------
Totals                       $10,433   100     $ 8,783    100     $ 7,034    100     $ 5,116   100    $ 3,636   100
                             ===============   ===============   ================    ===============  ================


The above allocation is made for internal analysis of the allowance and is not an indication of expected or anticipated losses. For further review of the loan loss provision and the allowance for possible loan losses reference is made to the "Credit Risk and Asset Quality" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2000 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

                                    Deposits

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2000 (in thousands):

          Maturing within 3 months...................          $ 138,260
          After 3 but within 6 months................            122,520
          After 6 but within 12 months...............            234,156
          After 12 months............................             69,811
                                                              -----------
             Total...................................          $ 564,747
                                                              ===========


At December 31, 2000, the scheduled maturities of all time deposits are as follows (in thousands):

         2001.......................................           $ 912,542
         2002.......................................             120,095
         2003.......................................              22,021
         2004.......................................              13,195
         2005 and thereafter........................               9,275
                                                              -----------

         Total......................................          $1,077,128
                                                              ===========

                           RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets:

Year Ended December 31                                              2000            1999           1998
----------------------                                              ----            ----           ----

Return on average total assets..................................    0.60%           0.63%          0.53%
Return on average common shareholders' equity... ...............   11.51%          11.58%          8.68%
Dividend payout ratio...........................................    8.00%           0.00%          0.00%

Average equity to average total assets..........................     5.2%            5.4%           6.1%
Ending total risk based capital ratio...........................     8.4%            8.4%           9.7%
Leverage ratio..................................................     6.3%            7.1%           7.5%


                              SHORT-TERM BORROWINGS

The information required in connection with Short-Term Borrowings is contained in the "Analysis of Financial Condition - Short-Term Borrowings and Notes Payable" sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report to Shareholders filed herewith as Exhibit 13.1, and is incorporated herein by reference. During 2000, the Company participated in overnight and term security repurchase agreements. The overnight agreements represent sweep accounts in connection with a master repurchase agreement. In this case, securities under the Company's control are pledged for and interest is paid on the available balance of the customers' accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. Securities underlying the overnight and term repurchase agreements are included in the available-for-sale securities portfolio as reflected on the Consolidated Statements of Condition. During 2000, the maximum month-end balance and weighted average interest rate of total repurchase agreements was $72.3 million and 5.54%, respectively. At December 31, 2000, securities sold under agreements to repurchase consisted of U.S. government agency mortgage-backed securities.

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



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 24, 2001 under the captions "Nominees to Serve as Class II Directors Until the Annual Meeting of Shareholders in Year 2004", "Class I - Continuing Directors Serving Until the Year 2003", "Class III
- Continuing Directors Serving Until the Year 2002", and "Executive Officers of the Company" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Security Ownership of Certain Beneficial Owners and Management" that will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the sub-caption "Transactions with Management and Others" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                          FORM 8-K

(a)      Documents filed as part of this Report:

         1., 2.      Financial Statements and Schedules
                     ----------------------------------

         The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to the 2000 Annual Report to Shareholders filed as Exhibit 13.1, are filed as part of this document pursuant to Item 8. Financial Statements and Supplementary Data:

         Consolidated Statements of Condition as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended December 31,
            2000, 1999 and 1998
         Consolidated  Statements  of  Changes in  Shareholders'  Equity for the
            Years Ended December 31, 2000, 1999 and 1998
         Consolidated  Statements of Cash Flows for the Years Ended December 31,
            2000, 1999 and 1998
         Notes to Consolidated Financial Statements
         Independent Auditors' Reports

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

         4.2 Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidted basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

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

         10.5 Fourth Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated September 1, 1999 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended December 31,
                  1999).

         10.6 Fifth Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated August 30, 2000.

         10.7 Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996).*

         10.8 Lake Forest Bank & Trust Company Lease for drive-up facility located at the corner of Bank Lane & Wisconsin Avenue, Lake Forest, Illinois, dated December 11, 1992 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

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

         10.11 Lake Forest Bank & Trust Company Lease for banking facility located at 103 East Scranton Avenue, Lake Bluff, Illinois, dated November 1, 1994 (incorporated by reference to Exhibit
                  10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.12 North Shore Bank & Trust Company Lease for banking facility located at 362 Park Avenue, Glencoe, Illinois, dated July 27, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.13 North Shore Bank & Trust Company Lease for banking facility located at 794 Oak Street, Winnetka, Illinois, dated June 16, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.14 Barrington Bank and Trust Company Lease for property located at 202A South Cook Street, Barrington, Illinois, dated December 29, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.15 Real Estate Contract by and between Wolfhoya Investments, Inc. and Amoco Oil Company, dated March 25, 1996, and amended as of __________, 1996, relating to the purchase of property located at 201 South Hough, Barrington, Illinois (incorporated by reference to Exhibit 10.25 of the Company's Form S-1
                  Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.16 Lake Forest Bank & Trust Company Lease for drive-up and walk-up facility located at 911 South Telegraph Road, Lake Forest, Illinois, dated November 7, 1996 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

         10.17 Form of Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company entered into Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1998 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1998).*

         10.17a Form of First Amendment to Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company amended the Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice
                  President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1999 in substantially identical form to this exhibit.*


         10.18 Term Note ($1.2 million) and related Stock Pledge Agreement dated January 31, 2000, between Edward J. Wehmer and Dorothy
                  M. Wehmer (as borrowers) and Wintrust Financial Corporation (as lender).*

         10.19 Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and Edward J. Wehmer, dated January 31, 2000.*


         10.20 Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the ---------- May 22, 1997 Annual Meeting of Shareholders of the Company).*

         10.21 First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2000.)*

         10.22 Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

         12.1     Computation of Ratio of Earnings to Fixed Charges.

         13.1     2000 Annual Report to Shareholders.

         21.1     Subsidiaries of the Registrant.

         23.1     Consents of Independent Auditors.


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION

EDWARD J. WEHMER              EDWARD J. WEHMER                    March 29, 2001
                              ------------------------------------
                              President and Chief Executive Officer

DAVID A. DYKSTRA              DAVID A. DYKSTRA                    March 29, 2001
                              ------------------------------------
                              Executive Vice President &
                              Chief Financial Officer
                              (Principal Financial Officer)

BARBARA A. KILIAN             BARBARA A. KILIAN                   March 29, 2001
                              ------------------------------------
                              Senior Vice President - Finance
                              (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JOHN S. LILLARD               JOHN S. LILLARD                     March 29, 2001
                              ------------------------------------
                              Chairman of the Board of Directors

EDWARD J. WEHMER              EDWARD J. WEHMER                    March 29, 2001
                              ------------------------------------
                              President and CEO and Director

JOSEPH ALAIMO                 JOSEPH ALAIMO                       March 29, 2001
                              ------------------------------------
                              Director

PETER D. CRIST                PETER D. CRIST                      March 29, 2001
                              ------------------------------------
                              Director

BRUCE K. CROWTHER             BRUCE K. CROWTHER                   March 29, 2001
                              ------------------------------------
                              Director

MAURICE F. DUNNE, JR.         MAURICE F. DUNNE, JR                March 29, 2001
                              ------------------------------------
                              Director

WILLIAM C. GRAFT              WILLIAM C. GRAFT                    March 29, 2001
                              ------------------------------------
                              Director

KATHLEEN R. HORNE             KATHLEEN R. HORNE                   March 29, 2001
                              ------------------------------------
                              Director

JOHN W. LEOPOLD               JOHN W. LEOPOLD                     March 29, 2001
                              ------------------------------------
                              Director

JAMES B. MCCARTHY             JAMES B. MCCARTHY                   March 29, 2001
                              ------------------------------------
                              Director

MARQUERITE SAVARD MCKENNA     MARQUERITE SAVARD MCKENNA           March 29, 2001
                              ------------------------------------
                              Director

ALBIN F. MOSCHNER             ALBIN F. MOSCHNER                   March 29, 2001
                              ------------------------------------
                              Director

DOROTHY M. MUELLER            DOROTHY M. MUELLER                  March 29, 2001
                              ------------------------------------
                              Director

THOMAS J. NEIS                THOMAS J. NEIS                      March 29, 2001
                              ------------------------------------
                              Director

HOLLIS W. RADEMACHER          HOLLIS W. RADEMACHER                March 29, 2001
                              ------------------------------------
                              Director

J. CHRISTOPHER REYES          J. CHRISTOPHER REYES                March 29, 2001
                              ------------------------------------
                              Director

PETER P. RUSIN                PETER P. RUSIN                      March 29, 2001
                              ------------------------------------
                              Director

JOHN N. SCHAPER               JOHN N. SCHAPER                     March 29, 2001
                              ------------------------------------
                              Director

JOHN J. SCHORNACK             JOHN J. SCHORNACK                   March 29, 2001
                              ------------------------------------
                              Director

INGRID S. STAFFORD            INGRID S. STAFFORD                  March 29, 2001
                              ------------------------------------
                              Director

JANE R. STEIN                 JANE R. STEIN                       March 29, 2001
                              ------------------------------------
                              Director

KATHARINE V. SYLVESTER        KATHARINE V. SYLVESTER              March 29, 2001
                              ------------------------------------
                              Director

LARRY V. WRIGHT               LARRY V. WRIGHT                     March 29, 2001
                              ------------------------------------
                              Director