Form 10-Q
period 2001-03-31
WINTRUST FINANCIAL CORP
filed 2001-05-15
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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

Common Stock - no par value, 8,622,456 shares, as of May 8, 2001.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.           Financial Statements.________________________________    1 - 8

ITEM 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. ______________    9 -26

ITEM 3.           Quantitative and Qualitative Disclosures About
                    Market Risks. _____________________________________    27-29


                          PART II. -- OTHER INFORMATION

ITEM 1.           Legal Proceedings. __________________________________       30

ITEM 2.           Changes in Securities. ______________________________       30

ITEM 3.           Defaults Upon Senior Securities. ____________________       30

ITEM 4.           Submission of Matters to a Vote of Security Holders._       30

ITEM 5.           Other Information. __________________________________       30

ITEM 6.           Exhibits and Reports on Form 8-K. ___________________       30

                  Signatures __________________________________________       31

                               PART I
                     ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)


                                                                           MARCH 31,          December 31,         March 31,
                                                                              2001                2000               2000
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $  48,152           $  65,413          $  42,664
Federal funds sold and securities purchased under resale agreements              170,696             164,641             97,099
Interest-bearing deposits with banks                                                  74                 182                288
Available-for-sale securities, at fair value                                     168,365             193,105            210,825
Loans, net of unearned income                                                  1,655,543           1,558,020          1,307,796
    Less: Allowance for possible loan losses                                      11,067              10,433              9,359
--------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                  1,644,476           1,547,587          1,298,437
Premises and equipment, net                                                       87,717              86,386             74,891
Accrued interest receivable and other assets                                      36,558              34,722             36,382
Goodwill and other intangible assets, net                                         10,592              10,770             11,305
--------------------------------------------------------------------------------------------------------------------------------

    Total assets                                                             $ 2,166,630          $2,102,806         $1,771,891
================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                         $ 182,364           $ 198,319          $ 155,507
  Interest bearing                                                             1,734,392           1,628,257          1,378,154
--------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                            1,916,756           1,826,576          1,533,661

Short-term borrowings                                                             14,727              43,639             68,721
Notes payable                                                                     38,875              27,575             14,050
Long-term debt - trust preferred securities                                       51,050              51,050             31,050
Accrued interest payable and other liabilities                                    39,350              51,690             29,574
--------------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                          2,060,758           2,000,530          1,677,056
--------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                      -                   -                  -
  Common stock                                                                     8,859               8,857              8,838
  Surplus                                                                         83,745              83,710             83,487
  Common stock warrants                                                              100                 100                100
  Treasury stock, at cost                                                         (3,863)             (3,863)            (1,306)
  Retained earnings                                                               17,137              13,835              6,235
  Accumulated other comprehensive loss                                              (106)               (363)            (2,519)
--------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                   105,872             102,276             94,835
--------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                               $ 2,166,630         $ 2,102,806        $ 1,771,891
================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           2001          2000
--------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                $ 36,863     $ 28,738
  Interest bearing deposits with banks                                             2           16
  Federal funds sold and securities purchased under resale agreements          1,122          247
  Securities                                                                   3,795        3,308
--------------------------------------------------------------------------------------------------
    Total interest income                                                     41,782       32,309
--------------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest on deposits                                                       22,172       16,599
   Interest on short-term borrowings and notes payable                         1,046        1,107
   Interest on long-term debt - trust preferred securities                     1,288          735
--------------------------------------------------------------------------------------------------
     Total interest expense                                                   24,506       18,441
--------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                           17,276       13,868
Provision for possible loan losses                                             1,638        1,141
--------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses                  15,638       12,727
--------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Fees on mortgage loans sold                                                  1,524          483
  Service charges on deposit accounts                                            547          469
  Trust fees                                                                     450          472
  Gain on sale of premium finance receivables                                    942        1,241
  Administrative services revenue                                              1,021        1,013
  Net securities gains                                                           286            3
  Other                                                                        2,080          597
--------------------------------------------------------------------------------------------------
    Total non-interest income                                                  6,850        4,278
--------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                               8,478        6,335
  Occupancy, net                                                               1,244        1,010
  Equipment expense                                                            1,484        1,149
  Data processing                                                                830          680
  Advertising and marketing                                                      307          249
  Professional fees                                                              531          295
  Amortization of intangibles                                                    178          178
  Other                                                                        2,919        2,213
--------------------------------------------------------------------------------------------------
    Total non-interest expense                                                15,971       12,109
--------------------------------------------------------------------------------------------------

Income before taxes and cumulative effect of accounting change                 6,517        4,896
Income tax expense                                                             2,359        1,774
--------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change                           4,158        3,122
Cumulative effect of change in accounting for derivatives, net of tax            254            -
--------------------------------------------------------------------------------------------------

NET INCOME                                                                   $ 3,904      $ 3,122
==================================================================================================

BASIC EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                        $ 0.48       $ 0.35
  Cumulative effect of accounting change, net of tax                            0.03            -
--------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - BASIC                                           $ 0.45       $ 0.35
==================================================================================================

DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                        $ 0.47       $ 0.35
  Cumulative effect of accounting change, net of tax                            0.03            -
--------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - DILUTED                                         $ 0.44       $ 0.35
==================================================================================================

CASH DIVIDENDS DECLARED PER COMMON SHARE                                      $ 0.07       $ 0.05
==================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                          COMPRE-                         COMMON                           COMPRE-      TOTAL
                                          HENSIVE    COMMON               STOCK     TREASURY   RETAINED   HENSIVE   SHAREHOLDERS'
                                          INCOME     STOCK     SURPLUS   WARRANTS    STOCK     EARNINGS  INCOME(LOSS) EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                          $ 8,771  $ 82,792   $ 100     $      -     $ 3,555   $ (2,271)    $ 92,947

Comprehensive Income:
Net income                                 $ 3,122          -         -       -            -       3,122          -        3,122
Other comprehensive income (loss), net of tax:
   Unrealized losses on securities, net of
    reclassification adjustment               (248)         -         -       -            -           -       (248)        (248)
                                         ----------
Comprehensive income                       $ 2,874
                                         ----------

Cash dividends declared on common stock                     -         -       -            -        (442)         -         (442)

Purchase of treasury stock, 85,200 shares at cost           -         -       -       (1,306)          -          -       (1,306)

Common stock issued upon exercise
   of stock options                                        67       695       -            -           -          -          762

----------------------------------------          -------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                             $ 8,838  $ 83,487   $ 100     $ (1,306)    $ 6,235   $ (2,519)    $ 94,835
========================================          ===============================================================================

Balance at December 31, 2000                          $ 8,857  $ 83,710   $ 100     $ (3,863)    $ 13,835  $   (363)    $102,276

Comprehensive Income:
Net income                                 $ 3,904          -         -       -            -        3,904         -        3,904
Other comprehensive income, net of tax:
   Unrealized gains on securities, net of
    reclassification adjustment                257          -         -       -            -            -       257          257
                                         ----------
Comprehensive income                       $ 4,161
                                         ----------

Cash dividends declared on common stock                     -         -       -            -         (602)        -         (602)

Common stock issued upon exercise
   of stock options                                         2        35       -            -            -         -           37

----------------------------------------          -------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                             $ 8,859  $ 83,745   $ 100     $ (3,863)    $ 17,137  $   (106)    $105,872
========================================          ===============================================================================

                                                                       Three Months Ended March 31,
                                                                             2001         2000
                                                                          -----------------------
Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during the period                    $ 667      $ (439)
Less: Reclassification adjustment for gains included in net income               286           3
Less: Income tax expense (benefit)                                               124        (194)
                                                                          -----------------------
Net unrealized gains (losses) on securities                                    $ 257      $ (248)
                                                                          =======================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                        2001                2000
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                $ 3,904            $ 3,122
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Cumulative effect of accounting change                                                      254                  -
    Provision for possible loan losses                                                        1,638              1,141
    Depreciation and amortization                                                             1,859              1,466
    Deferred income tax benefit                                                                (285)               (75)
    Net (accretion) amortization of securities                                                 (412)               241
    Originations of mortgage loans held for sale                                            (71,112)           (35,839)
    Proceeds from sales of mortgage loans held for sale                                      61,411             43,962
    Purchase of trading securities                                                                -             (2,940)
    Proceeds from sale of trading securities                                                      -              2,945
    Gain on sale of trading securities                                                            -                 (5)
    Gain on sale of premium finance receivables                                                (942)            (1,241)
    Gain on sale of available-for-sale securities, net                                         (286)                (3)
    Decrease in accrued interest receivable and other assets, net                            (2,029)              (176)
    Increase (decrease) in accrued interest payable and other liabilities, net              (12,179)             6,004
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                        (18,179)            18,602
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale securities                                 100,628             16,233
  Proceeds from sale of available-for-sale securities                                       502,777              1,998
  Purchases of available-for-sale securities                                               (577,587)           (23,935)
  Proceeds from sale of premium finance receivables                                          51,183             71,414
  Net decrease in interest-bearing deposits with banks                                          108              2,259
  Net increase in loans                                                                    (139,068)          (108,408)
  Purchases of premises and equipment, net                                                   (3,071)            (3,328)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                      (65,030)           (43,767)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                               90,180             70,039
  Increase (decrease) in short-term borrowings, net                                         (28,912)             8,878
  Proceeds from notes payable                                                                11,300              5,700
  Common stock issued upon exercise of stock options                                             37                762
  Purchase of common stock                                                                        -             (1,306)
  Dividends paid                                                                               (602)              (442)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    72,003             83,631
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (11,206)            58,466
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            230,054             81,297
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $218,848          $ 139,763
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

Wintrust is a bank holding company currently engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area. In addition, through its three operating subsidiaries it provides trust and investment services, financing of commercial insurance premiums and financing and administrative services to the temporary services industry.

As of March 31, 2001, Wintrust had seven wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank") and Northbrook Bank & Trust Company ("Northbrook Bank").

The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"). It provides financing of commercial insurance premiums ("premium finance receivables") on a national basis, through First Insurance Funding Corporation
("FIFC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. Wintrust, through Tricom, Inc. of Milwaukee ("Tricom"), also provides short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing clients located throughout the United States. Tricom is a wholly-owned subsidiary of Hinsdale Bank.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.


(2) CASH AND CASH EQUIVALENTS
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold which have an original maturity of 90 days or less and securities purchased under resale agreements.

(3) EARNINGS PER SHARE
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    2001               2000
                                                               ----------------   ---------------

     Net income                                (A)                   $ 3,904           $ 3,122
                                                               ================   ===============

     Average common shares outstanding         (B)                     8,615             8,798
     Effect of dilutive common shares                                    303               213
                                                               ----------------   ---------------
     Weighted average common shares and
        effect of dilutive common shares       (C)                     8,918             9,011
                                                               ================   ===============

     Net income per average
        common share - Basic                   (A/B)                  $ 0.45           $  0.35
                                                               ================   ===============

     Net income per average
        common share - Diluted                 (A/C)                  $ 0.44           $  0.35
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


(4) LONG-TERM DEBT - TRUST PREFERRED SECURITIES
    -------------------------------------------

The Company issued $31.05 million of 9.00% Cumulative Trust Preferred Securities in October 1998 and $20 million of 10.50% Cumulative Trust Preferred Securities in June 2000. For purposes of generally accepted accounting principles, these securities are considered to be debt securities and not a component of shareholders' equity. However, the Trust Preferred Securities qualify as capital for regulatory purposes and have increased Wintrust's regulatory capital under Federal Reserve guidelines. Interest expense on the Trust Preferred Securities is also deductible for income tax purposes. For further information on the Trust Preferred Securities, please refer to Note 10 of the Company's Consolidated Financial Statements included in the Annual Report and Form 10-K for the year ended December 31, 2000.


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

The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance and indirect auto segments. For purposes of internal segment profitability analysis, management reviews the results of its premium finance and indirect auto segments as if all loans originated and sold to the banking segment were retained within that segment's operations, thereby causing the inter-segment elimination amounts shown in the following table. The following table is a summary of certain operating information for reportable segments for the three-month periods ended March 31, 2001 and 2000 (in thousands):

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                         2001                        2000
                                                  --------------------        --------------------
     NET INTEREST INCOME:
     Banking                                              $  16,427                   $  12,594
     Premium Finance                                          5,973                       3,136
     Indirect Auto                                            1,387                       1,875
     Tricom                                                     884                         797
     Trust                                                      166                         122
     Inter-segment eliminations                              (5,766)                     (3,760)
     Other                                                   (1,795)                       (896)
                                                  --------------------        --------------------
        Total                                             $  17,276                   $  13,868
                                                  ====================        ====================

     NON-INTEREST INCOME:
     Banking                                              $   4,400                   $   1,714
     Premium Finance                                            899                       1,241
     Indirect Auto                                               --                          --
     Tricom                                                   1,042                       1,017
     Trust                                                      450                         472
     Inter-segment eliminations                                 (82)                       (166)
     Other                                                      141                          --
                                                  --------------------        --------------------
        Total                                             $   6,850                   $   4,278
                                                  ====================        ====================

     SEGMENT PROFIT (LOSS):
     Banking                                              $   4,877                   $   2,848
     Premium Finance                                          2,069                       1,331
     Indirect Auto                                              374                         550
     Tricom                                                     279                         283
     Trust                                                     (196)                       (121)
     Inter-segment eliminations                              (2,124)                     (1,077)
     Other                                                   (1,375)                       (692)
                                                  --------------------        --------------------
        Total                                             $   3,904                   $   3,122
                                                  ====================        ====================

     SEGMENT ASSETS:
     Banking                                            $ 2,137,066                  $1,793,904
     Premium Finance                                        359,511                     303,524
     Indirect Auto                                          196,724                     260,691
     Tricom                                                  29,064                      30,667
     Trust                                                    5,260                       2,375
     Inter-segment eliminations                            (568,038)                   (624,112)
     Other                                                    7,043                       4,842
                                                  --------------------        --------------------
        Total                                           $ 2,166,630                  $1,771,891
                                                  ====================        ====================

(6) ACCOUNTING POLICY FOR DERIVATIVES
    ---------------------------------

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), requires that all derivative instruments be recorded in the statement of condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument designated as a cash flow hedge is recognized in earnings during the period of change. Derivative instruments that do not qualify as hedges pursuant to SFAS No. 133 are reported at fair value and the changes in fair value are recognized in earnings during the period of change.

The Company purchases interest rate caps to reduce the impact of rising interest rates on future interest expense associated with Treasury-indexed deposit accounts. As of January 1, 2001, the Company had $400 million of notional principal amounts of interest rate caps that were purchased to manage interest rate risk associated with $400 million of its Treasury-indexed deposit accounts. The cap contracts provide for the receipt of payments when the 91-day Treasury bill rate exceeds predetermined strike rates. The adoption of SFAS No. 133 on January 1, 2001, resulted in a charge of $254,000 (after tax) to reflect the cumulative effect of an accounting change in the Consolidated Statements of Income. In addition, during the quarter ended March 31, 2001, the Company recognized a loss of $112,000 resulting from the change in fair value of its interest rate caps during the quarter. This loss is included in other expenses in the Consolidated Statements of Income.

The Company has entered into an interest rate swap agreement that effectively converts a portion of its floating-rate debt to a fixed-rate basis for three years, thus reducing the impact of interest rate changes on future interest expense. The Company designated $25 million of its outstanding note payable as the hedged item to the interest rate swap agreement upon entering into the swap agreement. The interest rate swap, which was effective March 23, 2001, was designed to be perfectly effective as defined in SFAS No. 133. Therefore, changes in the fair market value of the swap will be reported in other comprehensive income. The change in market value at March 31, 2001 was nominal.

The Company routinely sells call options on certain securities in the Company's available for sale portfolio. These covered-call transactions are designed to increase the total return associated with these securities. These derivative instruments do not qualify as hedges pursuant to SFAS No. 133. The premium income related to these covered-call transactions is included in other income in the Consolidated Statements of Income. There were no covered-call options outstanding at December 31, 2000 or March 31, 2001.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition as of March 31, 2001, compared with December 31, 2000, and March 31, 2000, and the results of operations for the three-month periods ended March 31, 2001 and 2000 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.


OVERVIEW AND STRATEGY

The Company's operating subsidiaries were organized within the last ten years, with an average life of its seven subsidiary banks of approximately five years. Wintrust has grown rapidly during the past few years and its Banks have been among the fastest growing community-oriented de novo banking operations in Illinois and the country. Because of the rapid growth, the historical performance of the Banks, FIFC and WAMC has been affected by costs associated with growing market share, establishing new de novo banks, opening new branch facilities, and building an experienced management team. The Company's financial performance over the past several years generally reflects improving profitability of the operating subsidiaries as they mature, offset by the costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability.

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank, Crystal Lake Bank and Northbrook Bank began operations in December 1991, October 1993, September 1994, October 1995, December 1996, December 1997, and November 2000, respectively. Subsequent to those initial dates of operations, each of the Banks, except Barrington Bank and Northbrook Bank, has established additional full-service banking facilities. As of March 31, 2001, the Banks had 29 banking offices.

Since the first quarter of 2000, Libertyville Bank opened two new facilities in Wauconda, Illinois, a full-service branch and a drive-thru facility, and Crystal Lake Bank opened a new branch in McHenry, Illinois. In addition, the Company opened its seventh de novo bank, Northbrook Bank, in Northbrook, Illinois, in November 2000. Construction is underway for a branch of Barrington Bank and new permanent facilities for Northbrook Bank and the Wauconda and McHenry branches. In April 2000, each of the Banks launched new web sites and a number of on-line financial services, including online banking, bill pay and access and review of investment portfolios at WAMC. Expenses related to these new banking operations predominantly impact only the 2001 operating results presented in this discussion and analysis.

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

FIFC began operations in 1990 and is engaged in the business of financing insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. It has been the Company's most significant specialized earning asset niche and is expected to generate in excess of $1.0 billion in premium finance receivable volume during 2001. The majority of these receivables will be retained within the Banks' loan portfolios as part of the strategy noted above. However, since the second quarter of 1999, as a result of the continued solid growth in loan originations, FIFC has, from time to time, sold a portion of new receivables to an unrelated third party. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. It is probable that similar sales of these receivables will occur in the future, depending on the level of new volume growth in relation to the capacity to retain such loans within the Banks' loan portfolios.

The acquisition of Tricom (in October 1999) was another step in the Company's strategy to pursue specialized earning asset niches. Tricom is a Milwaukee-based company that has been in business for approximately eleven years and specializes in providing, on a national basis, short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. By virtue of the Company's funding resources, Tricom has access to additional capital necessary to expand its financing services in a national market. Tricom's revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. In addition to expanding the Company's earning asset niches, this acquisition augments the Company's fee-based revenues.

Other specialized earning asset niches include Lake Forest Bank's leasing division, MMF Leasing Services, which was a previously established small business that was acquired by Lake Forest Bank in July 1998, Barrington Bank's program that provides lending and deposit services to condominium, homeowner and community associations and Hinsdale Bank's mortgage warehouse lending program that provides loan and deposit services to approximately thirty mortgage brokerage companies located predominantly in the Chicago metropolitan area. The Company plans to continue pursuing the development or acquisition of other specialty finance businesses that generate assets suitable for bank investment and/or secondary market sales.

In September 1998, the Company formed WAMC, a separately chartered trust subsidiary. Prior to the formation of WAMC, trust and investment management services were provided through the trust department of the Lake Forest Bank. With a separately chartered trust subsidiary, the Company is now better able to offer trust and investment management services to all communities served by Wintrust banks, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WAMC can successfully compete for trust business by targeting small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that is offered by WAMC's experienced trust professionals. Services offered by WAMC typically will include traditional trust products and services, as well as investment management, financial planning and 401(k) management services.

Similar to starting a de novo bank, the introduction of expanded trust services has caused relatively high overhead levels when compared to initial fee income generated to date. The overhead consists primarily of the salaries and benefits of experienced trust professionals. Management currently anticipates that WAMC's efforts to attract trust business will begin to generate sufficient trust fees to absorb the overhead of WAMC and make that entity a contributor to the Company's profits within the next few years.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended March 31, 2001 totaled $3.9 million, an increase of $782,000, or 25%, over the first quarter of 2000. On a per share basis, net income for the first quarter of 2001 totaled $0.44 per diluted common share, an increase of $0.09, or 26%, over the first quarter of 2000. Included in the first quarter 2001 is an after-tax charge of $254,000, or $0.03 per diluted common share reported as a cumulative effect of a change in accounting as a result of the adoption of SFAS No. 133, Accounting for Derivatives. The return on average equity for the first quarter of 2001 increased to 15.39% from 13.32% for the prior year quarter.

NET INTEREST INCOME

The following tables present a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the three-month periods ended March 31, 2001 and 2000:

                                                         FOR THE QUARTER ENDED                       For the Quarter Ended
                                                             MARCH 31, 2001                              March 31, 2000
                                                -----------------------------------------    ---------------------------------------
(dollars in thousands)                               AVERAGE      INTEREST       RATE            Average       Interest      Rate
----------------------                          ---------------- ------------- ----------    --------------- ------------- ---------
Liquidity management assets (1) (2)                 $ 319,028       $ 4,933       6.27%         $ 228,838        $ 3,548      6.24%
Loans, net of unearned income (2)                   1,612,617        37,054       9.32          1,309,355         28,844      8.86
                                                ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                             1,931,645        41,987       8.82%         1,538,193         32,392      8.47%
                                                ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                           1,669,942        22,172       5.38%         1,333,012         16,599      5.01%
Short-term borrowings and notes payable                67,897         1,046       6.25             74,048          1,107      6.02
Long-term debt - trust preferred securities            51,050         1,288      10.09             31,050            735      9.47
                                                ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities               1,788,889        24,506       5.56%         1,438,110         18,441      5.16%
                                                ---------------- ------------- ----------    --------------- ------------- ---------

Tax-equivalent net interest income                                 $ 17,481                                     $ 13,951
                                                                 =============                               =============
Net interest margin                                                               3.67%                                       3.65%
                                                                               ==========                                  =========
Core net interest margin (3)                                                      3.94%                                       3.84%
                                                                               ==========                                  =========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended March 31, 2001 and 2000 were $205,000 and $83,000, respectively.
(3) The core net interest margin excludes the interest expense associated with the Company's Cumulative Trust Preferred Securities.


Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for the Company. Tax-equivalent net interest income for the quarter ended March 31, 2001 totaled $17.5 million, an increase of $3.5 million, or 25%, as compared to the $14.0 million recorded in the same quarter of 2000. This increase mainly resulted from loan growth and management's ability to control funding costs. Tax-equivalent interest and fees on loans for the quarter ended March 31, 2001 totaled $37.1 million, an increase of $8.2 million, or 28%, over the prior year quarterly total of $28.8 million. This growth was predominantly due to a $303 million, or 23%, increase in average total loans.

Net interest margin represents net interest income as a percentage of the average earning assets during the period. For the first quarter of 2001, the net interest margin was 3.67%, an increase of two basis points when compared to the margin of 3.65% in the prior year quarter. The core net interest margin, which excludes the interest expense related to the Company's Trust Preferred Securities, was 3.94% for the first quarter of 2001, and increased ten basis points when compared to the prior year quarterly core net interest margin of 3.84%.

The rate paid on interest-bearing deposits averaged 5.38% for the first quarter of 2001 versus 5.01% for the same quarter of 2000, an increase of 37 basis points. The rate in the first quarter of 2001 reflects a 39 basis point decrease from the rate on interest-bearing deposits in the fourth quarter of 2000. This increase in rate over the same period last year reflects continued increases in market rates throughout most of 2000 and the decrease in rate over the fourth quarter of 2000 reflects the decreases in market rates beginning in the fourth quarter of 2000 and continuing through the first quarter of 2001. The rate paid on short-term borrowings and notes payable increased to 6.25% in the first quarter of 2001 as compared to 6.02% in the same quarter of 2000. The rate on the trust preferred securities in the first quarter of 2001 was 10.09%, compared to 9.47% in the same period of 2000. The increase was due to the issuance of $20.0 million of 10.5% trust preferred securities in June 2000.

The yield on total earning assets for the first quarter of 2001 was 8.82% as compared to 8.47% in 2000, an increase of 35 basis points. The yield on earnings assets is heavily dependent on the yield on loans since average loans comprised approximately 83% of average earning assets. During the first quarter 2001 the yield on loans was 9.32%, a 46 basis point increase when compared to the prior year quarterly yield of 8.86%. The average prime lending rate was 8.62% during the first quarter of 2001 versus 8.69% for the first quarter of 2000. The Company's loan portfolio does not re-price in a parallel fashion to increases in the prime rate due to a portion of the portfolio being longer-term fixed rate loans.

The following table presents a reconciliation of the Company's tax-equivalent net interest income, calculated on a tax-equivalent basis, between the three-month periods ended March 31, 2000 and March 31, 2001. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                                   Amount
                                                                                                   ------
 Tax-equivalent net interest income for the period ended March 31, 2000                           $  13,951
     Change due to fluctuations in average balances of earning assets
            and interest-bearing liabilities (volume)......................................           3,222
     Change due to interest rate fluctuations (rate).......................................             425
     Change due to rate/volume fluctuations (mix)..........................................            (117)
                                                                                            --------------------
 Tax-equivalent net interest income for the period ended March 31, 2001                            $ 17,481
                                                                                            ====================

NON-INTEREST INCOME

For the first quarter of 2001, non-interest income totaled $6.9 million and increased $2.6 million, or 60%, when compared to the same period in 2000. This increase was mainly the result of increases in fees from the origination and sale of mortgage loans into the secondary market and income from certain covered call option transactions and were partially offset by a decrease in gains from the sale of premium finance receivables. The following table presents non-interest income by category (in thousands):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                       -----------------------------------
                                                             2001               2000
                                                       -----------------   ----------------
Fees on mortgage loans sold                                   $ 1,524             $  483
Service charges on deposit accounts                               547                469
Trust fees                                                        450                472
Gain on sale of premium finance receivables                       942              1,241
Administrative services revenue                                 1,021              1,013
Net securities gains                                              286                  3
Other income                                                    2,080                597
                                                       -----------------   ----------------
     Total non-interest income                                $ 6,850            $ 4,278
                                                       =================   ================

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market, the majority of which are sold without retaining servicing rights. For the quarter ended March 31, 2001, these fees totaled $1.5 million, an increase of $1.0 million, or 216%, from the 2000 quarterly total of $483,000. This increase was due to significantly higher levels of mortgage origination volumes, particularly refinancing activity, caused by the recent decreases in mortgage interest rates. Management expects a continuation of higher refinancing activity at least through the next quarter.

The administrative services revenue contributed by Tricom added $1.0 million to total non-interest income in the first quarter of 2001 and was relatively consistent with the level of revenue in the prior year quarter. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

As a result of continued strong loan originations, the Company sold $51 million of premium finance receivables to an unrelated third party in the first quarter of 2001 and recognized gains of $942,000 related to this activity. In the first quarter of 2000, the Company sold $71 million of premium finance receivables that resulted in gains of $1.2 million. The Company currently targets its average loan-to-deposit ratio to be in the range of 85-90%. During the first quarter of 2001, the ratio was 87%. Accordingly, the Company sold excess premium finance receivables to an unrelated third party financial institution. Consistent with Wintrust's strategy to be asset-driven and its desire to maintain a loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

Service charges on deposit accounts totaled $547,000 for the first quarter of 2001, an increase of $78,000, or 17%, when compared to the same quarter of 2000. This increase was due to a higher deposit base and a larger number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees totaled $450,000 for the first quarter of 2001, a $22,000, or 5%, decrease over the same quarter of 2000. This decrease is reflective of the decrease in value of assets under management as a result of significant decreases in the overall stock market. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. However, as the introduction of expanded trust and investment services continues to unfold, it is expected that overhead levels will be high when compared to the initial fee income that is generated. It is anticipated that trust fees will eventually increase to a level sufficient to absorb this overhead within the next few years.

Other non-interest income for the first quarter of 2001 totaled $2.1 million and increased $1.5 million over the prior year quarterly total of $597,000. This increase was due primarily to a $1.3 million increase in premium income from certain covered call option transactions. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company generally writes the call options against certain U.S. Treasury and agency issues held in its portfolio for liquidity and other purposes. Also contributing to the increase in other non-interest income was a $150,0000 increase in rental income from equipment leased through the MMF Leasing division of Lake Forest Bank.


NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2001 totaled $16.0 million and increased $3.9 million, or 32%, from the first quarter 2000 total of $12.1 million. The continued growth and expansion of the de novo banks with additional branches, the opening of the Company's seventh de novo bank subsidiary, Northbrook Bank, in November 2000 and the growth in the premium finance business are the major causes for this increase. Since March 31, 2000, total deposits and total loans have increased 25% and 27%, respectively, requiring higher levels of staffing and other costs to both attract and service the larger customer base. The following table presents non-interest expense by category (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                    -----------------------------------
                                                          2001               2000
                                                    ------------------  ----------------
    Salaries and employee benefits                          $ 8,478           $ 6,335
    Occupancy, net                                            1,244             1,010
    Equipment expense                                         1,484             1,149
    Data processing                                             830               680
    Advertising and marketing                                   307               249
    Professional fees                                           531               295
    Amortization of intangibles                                 178               178
    Other                                                     2,919             2,213
                                                    ------------------  ----------------
         Total non-interest expense                        $ 15,971          $ 12,109
                                                    ==================  ================

Salaries and employee benefits expense for the first quarter of 2001 totaled $8.5 million, an increase of $2.1 million, or 34%, as compared to the prior year total of $6.3 million. This increase was primarily due to the opening of Northbrook Bank and three additional branch offices since the first quarter of 2000 and increased staffing at the Company's premium finance subsidiary.

For the first quarter of 2001, occupancy costs, equipment expense, data processing and advertising and marketing expenses increased $234,000 (23%), $335,000 (29%), $150,000 (22%) and $58,000 (23%), respectively, over the prior year first quarter due to the general growth of the Company. Professional fees were $531,000 in the first quarter of 2001, an increase of $236,000 or 80%, compared to the prior year first quarter total. Professional fees include legal fees, audit and tax fees, external loan review costs and normal regulatory exam assessments. The increase in professional fees is attributable to the general growth in the Company's total assets and fee-based businesses and increased collection efforts at the premium finance subsidiary. Amortization of goodwill and intangibles totaled $178,000 for the first quarters of 2001 and 2000.

Other non-interest expense, for the three months ended March 31, 2001, totaled $2.9 million and increased $706,000, or 32%, due mainly to the factors mentioned earlier. This category of expense includes loan expenses, correspondent bank service charges, directors' fees, postage, insurance, stationery and supplies and other sundry expenses.

Despite the Company's growth and the related increases in many of the non-interest expense categories, the net overhead ratio (non-interest expense less non-interest income as a percent of total average assets) declined to 1.75% as compared to 1.84% for the three-month period ended March 31, 2000. The overhead ratio is within management's previously stated performance goal range of 1.50% - 2.00%.


INCOME TAXES

The Company recorded income tax expense of $2.4 million for the three months ended March 31, 2001 versus $1.8 million for the same period of 2000. The effective tax rate was 36.2% in the first quarters of 2001 and 2000. In addition, the Company recorded a deferred tax benefit of approximately $161,000 related to the cumulative effect of adopting SFAS No. 133, Accounting for Derivatives. This tax benefit is included in the amount reported as the cumulative effect of an accounting change.


OPERATING SEGMENT RESULTS

As shown in Note 5 to the Unaudited Consolidated Financial Statements, the Company's operations consist of five primary segments: banking, premium finance, indirect auto, trust and Tricom. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment.

For the first quarter of 2001, the banking segment's net interest income totaled $16.4 million, an increase of $3.8 million, or 30%, as compared to the $12.6 million recorded in the same quarter of 2000. This increase was the direct result of earning asset growth, particularly in the loan portfolio, as well as an increase in the yield on earning assets. (See earlier discussion in the Net Interest Income section.) The banking segment's non-interest income totaled $4.4 million for the first quarter of 2001 and increased $2.7 million, or 157%, when compared to the prior year quarterly total of $1.7 million. This increase was due primarily to a $1.0 million increase in fees on mortgage loans sold resulting from higher levels of refinancing activity caused by the recent decline in mortgage interest rates and a $1.3 million increase in fees from certain covered call option transactions which are routinely entered into to enhance the overall return on the investment portfolio. The banking segment's after-tax profit for the quarter ended March 31, 2001, totaled $4.9 million, an increase of $2.0 million, or 71%, as compared to the prior year quarterly total of $2.8 million. This improved profitability resulted mainly from higher levels of net interest income created from the continued growth and maturation of the Company's de novo banks and branches.

Net interest income from the premium finance segment totaled $6.0 million for the quarter ended March 31, 2001, an increase of $2.8 million, or 90%, over the $3.1 million recorded in the same quarter of 2000. This increase was due to an increase in average premium finance receivables of approximately 40% over the prior year average balance and an increase in the yield on the outstanding balances. Non-interest income for the three months ended March 31, 2001 totaled $899,000, compared to $1.2 million in the same quarter of 2000. The 2001 amount consists of $942,000 in gains from the sale of premium finance receivables and a $43,000 loss on securities. Gains from the sale of premium finance receivables decreased $299,000 from the same period last year. After-tax profit for the premium finance segment totaled $2.1 million for the three-month period ended March 31, 2001, and increased $738,000, or 55%, over the same period of 2000. This increase was due mostly to higher levels of premium finance receivables created from targeted marketing programs as well as market increases in insurance premiums charged by insurance carriers.

The indirect auto segment recorded $1.4 million of net interest income for the first quarter of 2001, a decrease of $488,000, or 26%, as compared to the 2000 quarterly total. Average outstanding loans decreased 22% in the first quarter of 2001, compared to the same quarter of 2000. After-tax segment profit totaled $374,000 for the three-month period ended March 31, 2001, a decline of $176,000, or 32%, when compared to the same period of 2000. The decline in this segment's profitability was caused mainly by a decrease in average outstanding balances. In 2000, in response to economic conditions and the competitive environment for this product, the Company began to reduce the level of new loans originated. Management continues to maintain its relationships with certain dealers and may increase the volume of loan originations when market conditions indicate it is prudent to do so.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. The Tricom segment reported net interest income of $884,000 for the first quarter of 2001, and increase of $87,000, or 11%, compared to the amount reported in the same period of 2000. Non-interest income was $1.0 million in the first quarter of 2001 and the first quarter of 2000. The segment's after tax profit was $279,000 in the first quarter of 2001, relatively unchanged from the $283,000 reported in the first quarter of 2000.

The trust segment reported net interest income of $166,000 for the first quarter of 2001 and $122,000 for the same period last year. The net interest income reported by the trust segment is due to the trust company's earning assets as well as the net interest allocated to the trust company from trust account balances on deposit at the Banks. The trust segment recorded non-interest income of $450,000 for the first quarter of 2001 as compared to $472,000 for the same quarter of 2000, a decrease of $22,000, or 5%. The decrease is reflective of the decrease in value of assets under management as a result of significant decreases in the overall stock market. The trust segment's after-tax loss totaled $196,000 for the three-month period ended March 31, 2001, as compared to after-tax loss of $121,000 for the same period of 2000. The increase in after-tax segment loss was a result of the lower fee income and increased cost structure. As more fully discussed in the Overview and Strategy section of this analysis, management expects the start-up phase for the trust segment to continue for a few years before its operations become profitable.

FINANCIAL CONDITION

Total assets were $2.17 billion at March 31, 2001, an increase of $395 million, or 22%, over the $1.77 billion a year earlier, and $64 million, or 3%, over the $2.10 billion at December 31, 2000. Growth at the newer banks and branches coupled with continued market share growth at the more mature banks were the primary factors for these increases. Total funding liabilities, which include deposits, short-term borrowings, notes payable and long-term debt, were $2.02 billion at March 31, 2001, and increased $374 million, or 23%, over the prior year, and $73 million, or 4%, since December 31, 2000. These increases were primarily utilized to fund growth in the loan portfolio.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                               MARCH 31, 2001                December 31, 2000               March 31, 2000
                                       ------------------------------- ------------------------------ -----------------------------
                                            BALANCE         PERCENT         Balance        Percent        Balance         Percent
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
    Loans:
      Commercial and commercial
          real estate                        $ 712,034          36%          $ 647,947        34%          $  503,824       31%
      Premium finance, net                     333,771          17             313,065        16              225,424       14
      Indirect auto, net                       191,386          10             203,572        11              249,927       16
      Home equity                              182,283           9             179,168         9              146,517        9
      Residential real estate                  146,439           7             141,919         7              120,443        7
      Tricom finance receivables                18,651           1              20,354         1               18,319        1
      Installment and other                     70,979           3              51,995         3               43,342        3
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------
    Total loans, net of
         unearned income                     1,655,543          83           1,558,020        81            1,307,796       81
    Securities and money
        market investments                     339,135          17             357,928        19              308,212       19
                                       ------------------ ------------ ------------------ ----------- -----------------  ----------

    Total earning assets                   $ 1,994,678         100%        $ 1,915,948       100%         $ 1,616,008      100%
                                       ================== ============ ================== =========== =================  ==========

Earning assets as of March 31, 2001, increased $378.7 million, or 23%, over the balance a year earlier, and $78.7 million, or 4%, over the balance at the end of 2000. The ratio of earning assets as a percent of total assets remained consistent at approximately 91% - 92% as of each reporting period date shown in the above table.

Total net loans were $1.66 billion at March 31, 2001, an increase of $97.5 million, or 6%, since December 31, 2000, and an increase of $347.7 million, or 27%, since March 31, 2000. Solid loan growth occurred in the core commercial loan, home equity and residential real estate portfolios, as well as in the specialty premium finance receivables, and offset the decrease in the indirect auto portfolio. Total net loans comprised 83% of total earning assets at March 31, 2001, as compared to 81% a year earlier and at the end of 2000.

Commercial and commercial real estate loans, the largest loan category, comprised 36% of total earning assets as of March 31, 2001 and has increased $208.2 million, or 41%, since March 31, 2000 and $64.1 million, or 10%, since the end of 2000. The strong growth experienced over the past year has resulted mainly from a healthy local economy and the hiring of additional experienced lending officers.

Net indirect auto loans comprised 10% of total earning assets as of March 31, 2001 and decreased $58.5 million, or 23%, over a year ago and decreased $12.2 million, or 6%, since the end of 2000. The decreases in this portfolio were the result of the Company's desire to reduce its reliance upon indirect automobile lending as a percent of the overall earning asset portfolio due to current economic environment, competitive pricing and margin concerns. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

Net premium finance receivables totaled $333.8 million at March 31, 2001 and comprised 17% of the Company's total earnings assets. This portfolio increased $108.3 million, or 48%, since March 31, 2000 and $20.7 million, or 7%, since the end of 2000. This growth was primarily the result of increased market penetration created from targeted marketing programs as well as market increases in insurance premiums charged by insurance carriers. The Company is on track to originate in excess of $1.0 billion in premium finance receivables in 2001. The majority of premium finance receivables originated by FIFC are sold to the Banks, and consequently remain an earning asset of the Company. However, as a result of the continued solid growth in loan originations, FIFC has been selling a portion of new receivables to an unrelated third party. During the first quarter of 2001 the Company originated approximately $308.5 million of premium finance receivables and sold approximately $51.2 million of such receivables to an unrelated third party. The sale of these receivables to an unrelated third party results in the recognition of gains and provides the Company with additional liquidity. FIFC continues to service the receivables sold to a third party. It is probable that sales of these receivables to third parties will occur in the future, however such sales are dependent on the overall level of new volume growth in relation to the capacity to retain the loans within the Banks' loan portfolios.

Tricom finance receivables consist of high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. These receivables represented approximately 1% of the Company's total earnings assets at March 31, 2001, December 31, 2000 and March 31, 2000.

Home equity loans totaled $182.3 million at March 31, 2001 and increased $35.8 million, or 24%, since a year earlier and $3.1 million, or 2%, as compared to the end of 2000. This category of loans has increased due mainly to targeted marketing programs over the past year. These marketing programs generally use a short-term low initial interest rate as an incentive to the borrower. Unused commitments on home equity lines of credit totaled $245.8 million at March 31, 2001, and increased $47.4 million, or 24%, over the March 31, 2000 balance of $198.4 million.

Residential real estate loans totaled $146.4 million as of March 31, 2001 and increased $26.0 million, or 22%, over a year ago and $4.5 million, or 3%, since December 31, 2000. Mortgage loans held for sale are included in this category and totaled $20.1 million as of March 31, 2001, $10.4 million as of December 31, 2000 and $8.7 million as of March 31, 2000. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the Non-interest Income section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and include mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category has been due mainly to the relatively low mortgage interest rate environment and a continued strong local housing market.

Securities and money market investments (i.e. federal funds sold, securities purchased under resale agreements and interest-bearing deposits with banks) totaled $339.1 million at March 31, 2001, a decrease of $18.8 million, or 5%, since December 31, 2000 and an increase of $30.9 million, or 10%, since a year earlier. This category as a percent of total earning assets decreased to 17% at March 31, 2001 versus 19% at December 31, 2000 and March 31, 2000. The Company maintained no trading account securities at March 31, 2001 or as of any of the other previous reporting dates. The balances of securities and money market investments fluctuate frequently based upon deposit inflows, loan demand and proceeds from loan sales. As a result of anticipated growth in the development of the de novo banks, it has been Wintrust's policy to generally maintain its securities and money market portfolio in short-term, liquid, and diversified high credit quality securities in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate.


DEPOSITS

Total deposits at March 31, 2001 were $1.92 billion, an increase of $383.1 million, or 25%, over the March 31, 2000 total and an increase of $90.2 million, or 5%, since December 31, 2000. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the dates specified (dollars in thousands):

                                      MARCH 31, 2001                   December 31, 2000                   March 31, 2000
                             ---------------------------------  ---------------------------------  --------------------------------
                                                   PERCENT                            Percent                           Percent
                                 BALANCE          OF TOTAL           Balance         of Total           Balance         of Total
                             -----------------  --------------  ------------------ --------------  ------------------ -------------
  Demand                           $ 182,364            10%           $ 198,319            11%            $ 155,507          10%
  NOW                                174,948             9              180,897            10               138,228           9
  Money market                       300,939            16              295,772            16               273,076          18
  Savings                             80,217             4               74,460             4                75,404           5
  Certificates of deposit          1,178,288            61            1,077,128            59               891,446          58
                             -----------------  --------------  ------------------ --------------  ------------------ -------------

               Total             $ 1,916,756           100%         $ 1,826,576           100%          $ 1,533,661         100%
                             =================  ==============  ================== ==============  ================== =============

The percentage mix of deposits as of March 31, 2001 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been primarily the result of newer bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.


SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of March 31, 2001, the Company's short-term borrowings totaled $14.7 million and consisted primarily of short-term repurchase agreements utilized to leverage certain investment transactions within several banks' security portfolios. At March 31, 2001, the Company also had $38.9 million outstanding on its $40 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of March 31, 2000 was $14.1 million and $27.6 million at December 31, 2000. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, possible future acquisitions and for other general corporate matters.

LONG-TERM DEBT - TRUST PREFERRED SECURITIES

The long-term debt category consists of the Company's trust preferred securities. At March 31, 2001 and December 31, 2000, $51.05 million of trust preferred securities were outstanding and at March 31, 2000, $31.05 million were outstanding. The Company issued $31.05 million of 9.00% Cumulative Trust Preferred Securities in October 1998 and $20.0 million of 10.50% Cumulative Trust Preferred Securities in June 2000. Both issues were sold in public offerings. The Trust Preferred Securities increased the Company's regulatory capital and provided for the continued growth of its banking and trust franchise. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 4 to the Unaudited Consolidated Financial Statements for further information on these Trust Preferred Securities.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $105.9 million at March 31, 2001 and increased $11.0 million since March 31, 2000 and $3.6 million since the end of 2000. These increases were the result of the Company's corporate earnings and decreases in net unrealized losses of the available-for-sale security portfolio and were offset by dividend payments and stock repurchases. The annualized return on average equity for the quarter ended March 31, 2001 increased to 15.39% as compared to 13.32% for the prior year period.

The following table reflects various consolidated measures of capital at March 31, 2001, December 31, 2000 and March 31, 2000:

                                                                 MARCH 31,             December 31,           March 31,
                                                                   2001                   2000                  2000
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          6.2%                 6.3%                   6.9%
Tier 1 risk-based capital ratio                                         7.0%                 6.9%                   7.5%
Total risk-based capital ratio                                          8.4%                 8.4%                   8.1%
Dividend payout ratio                                                   8.0%                 8.0%                   7.1%

On January 25, 2001, Wintrust declared a semi-annual cash dividend of $0.07 per common share, a 40% increase over the prior dividend amount. In January and July 2000, the Company declared cash dividends of $0.05 per common share. Additionally, the Company approved a stock buyback program in January 2000 authorizing the repurchase of up to 300,000 shares of its common stock. Through December 31, 2000, the Company repurchased a total of 242,300 shares at an average price of $15.94 per share. No additional repurchases were made in the first quarter of 2001.

To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. At March 31, 2001, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio. The Company's capital ratios at March 31, 2001 were lower in comparison to the ratios a year earlier due primarily to continued asset growth. The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity; however, additional capital is sometimes required to support the growth of the organization. The Company is evaluating various options of increasing its capital base to support the continued growth of the Company.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES

A reconciliation of the activity in the allowance for possible loan losses for the three months ended March 31, 2001 and 2000 is shown as follows (dollars in thousands):


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              2001                     2000
                                                      --------------------    -----------------------

  Balance at beginning of period                              $  10,433                  $ 8,783

 Provision for possible loan losses                               1,638                    1,141

 Charge-offs
 -----------
  Core banking loans                                                108                      128
  Indirect automobile loans                                         286                      311
  Tricom finance receivables                                         --                        2
  Premium finance receivables                                       712                      201
                                                      --------------------    -----------------------
     Total charge-offs                                            1,106                      642
                                                      --------------------    -----------------------
 Recoveries
 ----------
  Core banking loans                                                  2                        8
  Indirect automobile loans                                          54                       43
  Tricom finance receivables                                         --                       --
  Premium finance receivables                                        46                       26
                                                      --------------------    -----------------------
      Total recoveries                                              102                       77
                                                      --------------------    -----------------------

  Net charge-offs                                                (1,004)                    (565)
                                                      --------------------    -----------------------

  Balance at March 31                                         $  11,067                 $  9,359
                                                      ====================    =======================

  Loans, net of unearned discount
  at March 31                                                $1,655,543               $1,307,796
                                                      --------------------    -----------------------

  Allowance as a percentage of loans                              0.67%                     0.72%
                                                      ====================    =======================

  Annualized net charge-offs as a percentage of average:
        Core banking loans                                        0.04%                     0.06%
        Indirect automobile loans                                 0.47%                     0.43%
        Tricom finance receivables                                   --                     0.04%
        Premium finance receivables                               0.77%                     0.29%
                                                      --------------------    -----------------------
            Total loans                                           0.25%                     0.17%
                                                      ====================    =======================
        Annualized provision for
            possible loan losses                                 61.29%                    49.52%
                                                      ====================    =======================

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Control of loan quality is continually monitored by management and is reviewed by the Banks' Boards of Directors and their Credit Committees on a monthly basis. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for possible loan losses, which is charged to earnings through the provision for possible loan losses, is determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent and other potential problem loans, and an evaluation of economic conditions in the market area.

The provision for possible loan losses totaled $1.6 million for the first quarter of 2001, an increase of $497,000 from a year earlier. The higher provision was necessary to cover higher level of net charge-offs and a 27% increase in loan balances compared to March 31, 2000. For the quarter ended March 31, 2001, net charge-offs totaled $1.0 million and increased from the $565,000 of net charge-offs recorded in the same period of 2000. On a ratio basis, net charge-offs (annualized) as a percentage of average loans increased to 0.25% in 2001 from 0.17% in 2000. This increase is the result of a higher level of delinquencies in the premium finance receivables portfolio. Management is actively monitoring and pursuing methods to reduce the level of delinquencies in the premium finance portfolio.

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

                                                           MARCH 31,             December 31,             March 31,
                                                              2001                   2000                    2000
                                                              ----                   ----                    ----
      Past Due greater than 90 days
           and still accruing:
            Core banking loans                                 $  1,778                  $  651                 $  362
            Indirect automobile loans                               350                     397                    466
            Tricom finance receivables                               --                      --                     --
            Premium finance receivables                           4,881                   4,306                  2,273
                                                      ---------------------  ----------------------  ---------------------
                Total                                             7,009                   5,354                  3,101
                                                      ---------------------  ----------------------  ---------------------

      Non-accrual loans:
            Core banking loans                                      720                     770                  1,582
            Indirect automobile loans                               234                     221                    266
            Tricom finance receivables                              112                      --                     --
            Premium finance receivables                           5,872                   3,338                  2,334
                                                      ---------------------  ----------------------  ---------------------
                Total non-accrual loans                           6,938                   4,329                  4,182
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing loans:
            Core banking loans                                    2,498                   1,421                  1,944
            Indirect automobile loans                               584                     618                    732
            Tricom finance receivables                              112                      --                     --
            Premium finance receivables                          10,753                   7,644                  4,607
                                                      ---------------------  ----------------------  ---------------------
                Total non-performing loans                       13,947                   9,683                  7,283
                                                      ---------------------  ----------------------  ---------------------

      Other real estate owned                                        --                      --                     --
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets                              $ 13,947                 $ 9,683                $ 7,283
                                                      =====================  ======================  =====================

      Total non-performing  loans by category as a percent of its own respective category:
            Core banking loans                                       0.22%                   0.14%                  0.24%
            Indirect automobile loans                                0.31%                   0.30%                  0.29%
            Tricom finance receivables                               0.60%                   --                     --
            Premium finance receivables                              3.22%                   2.44%                  2.04%
                                                      ---------------------  ----------------------  ---------------------
               Total non-performing loans                            0.84%                   0.62%                  0.56%
                                                      ---------------------  ----------------------  ---------------------

      Total non-performing assets as a
        percentage of total assets                                   0.64%                   0.46%                  0.41%

      Allowance for possible loan losses as
        a percentage of non-performing loans                        79.35%                 107.75%                128.50%

Non-performing Core Banking Loans

Total non-performing loans for the Company's core banking business were $2.5 million, or 0.22%, of the Company's core banking loans as of March 31, 2001, compared to 0.14% and 0.24% as of December 31, 2000 and March 31, 2000, respectively. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans which management believes are well secured and in the process of collection. In fact, the loans comprising the non-performing core loan category total less than 30 individual credits. The small number of such non-performing loans allows management to effectively monitor the status of these credits and to work with the borrowers to resolve these problems.

Non-performing Premium Finance Receivables

                                                                                            MARCH 31,              March 31,
                                                                                               2001                   2000
                                                                                       ---------------------  ---------------------

     Non-performing premium finance receivables                                                 $10,753,000        $4,607,000
        - as a percent of premium finance receivables                                                 3.22%             2.04%


     Net charge-offs of premium finance receivables                                               $ 666,000         $ 175,000
     - annualized as a percent of average premium finance receivables                                 0.77%             0.29%

The increase in non-performing premium finance receivables over the course of recent quarters is primarily a result of a large number of delinquent accounts associated with new business derived from a marketing arrangement entered into in July 1999. Management identified the issue in the second half of 2000 and began to take corrective measures to eliminate a significant number of these new business relationships that were generating disproportionately high delinquencies. Specifically, the Company has eliminated more than 1,300 relationships with insurance agents that were referring new business to the premium finance subsidiary. The agents represented about 30% of the transactions but only accounted for 13% of the total dollar amount of the premium finance loan volume. The volume of work associated with those small balance accounts placed an increased burden on the collection efforts of the premium finance subsidiary. The impact of this prior business is still reflected in the non-performing asset totals as these accounts customarily take 60-150 days to convert the collateral held by the insurance company into cash collections. Because of the longer-term nature of converting the collateral to cash, we believe the corrective actions and increased resources devoted to collections should result in significant improvement during the second quarter of 2001 and that the non-performing totals have reached their peak in the first quarter. As such, the delinquency levels should show improvement over the next two quarters.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $584,000 at March 31, 2001, decreasing from $618,000 at December 31, 2000 and $732,000 at March 31, 2000. The ratio of these non-performing loans to total indirect automobile loans has increased slightly to 0.31% of total indirect automobile loans at March 31, 2001 from 0.30% at December 31, 2000 and 0.29% at March 31, 2000. The increase in the ratios despite a decrease in the amount of non-performing loans is reflective of the runoff in this portfolio. As noted in the Allowance for Possible Loan Losses table, net charge-offs as a percent of total indirect automobile loans increased slightly from 0.43% in the first quarter of 2000 to 0.47% in the first quarter of 2001. These ratios continue to be below standard industry ratios for this type of loan category.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of March 31, 2001 and December 31, 2000 was approximately $12.9 million and $11.9 million, respectively.



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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, specialty finance or fee related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust and investment services through the Company's new trust subsidiary, WAMC, is expected to continue in a start-up phase during the next few years, before becoming profitable.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for possible loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual future loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.
o Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business or changes in the temporary staffing industry.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company's ability to successfully pursue acquisition and expansion strategies.
o The Company may not identify attractive opportunities to expand in the future through acquisitions of other community banks, specialty finance companies or fee-based businesses or may have difficulty negotiating potential acquisitions on terms considered acceptable to the Company.

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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of March 31, 2001, the Company had $385 million notional principal amount of interest rate cap contracts that mature between April 2001 and January 2003. These contracts, which have various strike rates measured against the 91-day treasury bill rate, were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products. During 2001, the Company also entered into certain covered-call option transactions related to certain securities in the Company's available-for-sale portfolio. These transactions were designed to increase the total return associated with these securities. There were no covered-call options outstanding at March 31, 2001. In March 2001, the Company entered into an interest rate swap contract with a notional value of $25 million and a term of three years. Pursuant to the terms of the swap, the Company will pay a fixed rate and receive the 3-month LIBOR rate, adjusted quarterly. The Company entered into this swap contract to effectively convert $25 million of its floating rate note payable to a fixed rate instrument on a hedged-adjusted basis. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

Commitments To Extend Credit And Standby Letters Of Credit
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation on any condition established in the contract. Commitments may require collateral from the borrower if deemed necessary by the Company and generally have a fixed expiration date. Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party up to a specified amount and with specific terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

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

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net interest income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of March 31, 2001.

                                                                        TIME TO MATURITY OR REPRICING

                                                 0-90              91-365             1-5             5+ YEARS
                                                 DAYS              DAYS              YEARS             & OTHER           TOTAL
                                                 ----              ----              -----             -------           -----
                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
   Loans, net of unearned income........         $ 802,703          $ 370,725         $ 449,246          $ 32,869      $ 1,655,543
   Securities...........................            47,188             28,472            38,333            54,372          168,365
   Interest-bearing bank deposits.......                74                 --                --                --               74
   Federal funds sold...................           170,696                 --                --                --          170,696
   Other................................                --                 --                --           171,952          171,952
                                           -----------------  ----------------- -----------------  ---------------- ----------------
     Total rate sensitive assets                 1,020,661            399,197           487,579           259,193        2,166,630
                                           =================  ================= =================  ================ ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   NOW..................................           174,948                 --                --                --          174,948
   Savings and money market.............           381,156                 --                --                --          381,156
   Time deposits........................           480,923            537,143           159,792               430        1,178,288
   Short term borrowings................            14,727                 --                --                --           14,727
   Notes payable........................            13,875                 --            25,000                --           38,875
   Demand deposits & other
      liabilities.......................                --                 --                --           221,714          221,714
   Trust preferred securities...........                --                 --                --            51,050           51,050
   Shareholders' equity.................                --                 --                --           105,872          105,872
                                           -----------------  ----------------- -----------------  ---------------- ----------------
     Total rate sensitive liabilities
         and equity ....................       $ 1,065,629          $ 537,143         $ 184,792         $ 379,066      $ 2,166,630
                                           =================  ================= =================  ================ ================

Cumulative:
   Rate sensitive assets (RSA)                 $ 1,020,661        $ 1,419,858       $ 1,907,437       $ 2,166,630
   Rate sensitive liabilities (RSL)              1,065,629          1,602,772         1,787,564         2,166,630
                                           -----------------  ----------------- -----------------  ----------------

Cumulative gap (GAP = RSA - RSL)                $ (44,968)        $ (182,914)         $ 119,873                --
                                           =================  ================= =================  ================

RSA/RSL.................................             0.96               0.89               1.07
RSA/Total assets........................             0.47               0.66               0.88
RSL/Total assets .......................             0.49               0.74               0.83

GAP/Total assets .......................              (2)%               (8)%                 6%
GAP/ RSA ...............................              (4)%              (13)%                 6%
-------------------------------------------------

The GAP amount and related ratios do not reflect $385 million notional amount of interest rate caps, as discussed on the following page.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of off-balance sheet interest rate cap contracts. As of March 31, 2001, the Company had $385 million notional principal amount of interest rate caps that reprice on a monthly basis. These interest rate caps, which mature in intervals throughout the next 21 months, were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. When the gap position in the above table is adjusted for the impact of these interest rate caps, the Company's short-term gap position becomes positive in that the level of rate sensitive assets that reprice within one year exceeds the level of rate sensitive liabilities that reprice within one year.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 2001 and 2000, is as follows:


                              AS OF MARCH 31, 2001
                              --------------------
                                                                                   +200 BASIS      -200 BASIS
                                                                                     POINTS          POINTS
                                                                                     ------          ------
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                             (0.7%)             0.5%
                                                                                ===============  ===============


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

None.

(b) Reports on Form 8-K.
    --------------------

A Form 8-K report as of January 22, 2001 was filed during the quarter and provided the Company's fourth quarter earnings release dated January 22, 2001 and included a copy of the Company's letter to shareholders mailed in February 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: May 14, 2001            /s/ Edward J. Wehmer
                              --------------------
                              President & Chief Executive Officer


Date: May 14, 2001            /s/ David A. Dykstra
                              --------------------
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)

Date: May 14, 2001            /s/ Barbara A. Kilian
                              ---------------------
                              Senior Vice President - Finance
                              (Principal Accounting Officer)