Form 10-Q
period 2001-06-30
WINTRUST FINANCIAL CORP
filed 2001-08-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
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

Common Stock - no par value, 9,658,899 shares, as of August 10, 2001.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                            Page

ITEM 1.  Financial Statements.__________________________________________    1-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations. ____________________________________    9-29

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. __   30-32


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ___________________________________________      33

ITEM 2.  Changes in Securities. _______________________________________      33

ITEM 3.  Defaults Upon Senior Securities. _____________________________      33

ITEM 4.  Submission of Matters to a Vote of Security Holders.__________      33

ITEM 5.  Other Information. ___________________________________________      33

ITEM 6.  Exhibits and Reports on Form 8-K. ____________________________      34

         Signatures ___________________________________________________      35

                                PART I
                      ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)


                                                                               JUNE 30,          December 31,          June 30,
                                                                                 2001                2000                2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $    46,282         $   65,413          $   56,552
Federal funds sold and securities purchased under resale agreements                 162,845             164,641              67,658
Interest-bearing deposits with banks                                                     60                 182                 189
Available-for-Sale securities, at fair value                                        179,858             193,105             219,361
Loans, net of unearned income                                                     1,806,306           1,558,020           1,400,824
    Less: Allowance for possible loan losses                                         12,111              10,433               9,792
------------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                     1,794,195           1,547,587           1,391,032
Premises and equipment, net                                                          91,202              86,386              80,771
Accrued interest receivable and other assets                                         37,218              34,722              36,780
Goodwill and other intangible assets, net                                            10,423              10,770              11,126
------------------------------------------------------------------------------------------------------------------------------------

    Total assets                                                                $ 2,322,083         $ 2,102,806         $ 1,863,469
====================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                          $   205,414         $   198,319         $   173,967
  Interest bearing                                                                1,849,931           1,628,257           1,455,225
------------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                               2,055,345           1,826,576           1,629,192

Short-term borrowings                                                                15,217              43,639              46,783
Notes payable                                                                        25,000              27,575               4,850
Long-term debt - trust preferred securities                                          51,050              51,050              51,050
Accrued interest payable and other liabilities                                       42,502              51,690              33,236
------------------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                             2,189,114           2,000,530           1,765,111
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                         -                   -                   -
  Common stock                                                                        9,637               8,857               8,850
  Surplus                                                                           101,805              83,710              83,603
  Common stock warrants                                                                  99                 100                 100
  Treasury stock, at cost                                                                 -              (3,863)             (1,314)
  Retained earnings                                                                  21,500              13,835               9,554
  Accumulated other comprehensive loss                                                  (72)               (363)             (2,435)
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      132,969             102,276              98,358
------------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                                  $ 2,322,083         $ 2,102,806         $ 1,863,469
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                               2001          2000          2001          2000
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                    $ 37,542     $ 31,064       $ 74,405     $ 59,802
  Interest bearing deposits with banks                                                 1            4              3           20
  Federal funds sold and securities purchased under resale agreements              1,196          489          2,318          736
  Securities                                                                       2,651        3,517          6,446        6,825
----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                         41,390       35,074         83,172       67,383
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest on deposits                                                           21,423       18,299         43,595       34,898
   Interest on short-term borrowings and notes payable                               664        1,093          1,710        2,200
   Interest on long-term debt - trust preferred securities                         1,288          833          2,576        1,568
----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                       23,375       20,225         47,881       38,666
----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                               18,015       14,849         35,291       28,717
Provision for possible loan losses                                                 2,264        1,223          3,902        2,364
----------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses                      15,751       13,626         31,389       26,353
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Fees on mortgage loans sold                                                      1,948          742          3,472        1,225
  Service charges on deposit accounts                                                606          479          1,153          948
  Trust fees                                                                         523          494            973          966
  Gain on sale of premium finance receivables                                      1,449          996          2,391        2,237
  Administrative services revenue                                                  1,121        1,141          2,142        2,154
  Net securities gains (losses)                                                       86          (28)           372          (25)
  Other                                                                            1,658          680          3,738        1,277
----------------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                      7,391        4,504         14,241        8,782
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                                   8,735        6,793         17,213       13,128
  Occupancy, net                                                                   1,178        1,140          2,422        2,150
  Equipment expense                                                                1,582        1,137          3,066        2,286
  Data processing                                                                    822          699          1,652        1,379
  Advertising and marketing                                                          426          322            733          571
  Professional fees                                                                  534          357          1,065          652
  Amortization of intangibles                                                        169          179            347          357
  Other                                                                            2,836        2,262          5,755        4,475
----------------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                    16,282       12,889         32,253       24,998
----------------------------------------------------------------------------------------------------------------------------------

Income before taxes and cumulative effect of accounting change                     6,860        5,241         13,377       10,137
Income tax expense                                                                 2,497        1,922          4,856        3,696
----------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change                               4,363        3,319          8,521        6,441
Cumulative effect of change in accounting for derivatives, net of tax                  -            -            254            -
----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                       $ 4,363      $ 3,319        $ 8,267      $ 6,441
==================================================================================================================================

BASIC EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                            $ 0.50       $ 0.38         $ 0.99       $ 0.73
  Cumulative effect of accounting change, net of tax                                   -            -           0.03            -
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - BASIC                                               $ 0.50       $ 0.38         $ 0.96       $ 0.73
==================================================================================================================================

DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                            $ 0.48       $ 0.37         $ 0.95       $ 0.72
  Cumulative effect of accounting change, net of tax                                   -            -           0.03            -
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - DILUTED                                             $ 0.48       $ 0.37         $ 0.92       $ 0.72
==================================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                                          $ 0.00       $ 0.00         $ 0.07       $ 0.05
==================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            ACCUMULATED
                                                                                                               OTHER
                                                COMPRE-                        COMMON              RETAINED   COMPRE-     TOTAL
                                                HENSIVE    COMMON              STOCK   TREASURY    EARNINGS   HENSIVE  SHAREHOLDERS'
                                                INCOME     STOCK    SURPLUS   WARRANTS    STOCK   (DEFICIT) INCOME(LOSS)  EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                               $ 8,771   $ 82,792     $ 100       $ -   $ 3,555    $ (2,271)  $ 92,947

Comprehensive Income:
Net income                                       $ 6,441         -          -        -          -     6,441           -      6,441
Other Comprehensive Income (Loss), net of tax:
   Unrealized losses on securities, net of
    reclassification adjustment                     (164)        -          -        -          -         -        (164)      (164)
                                               ----------
Comprehensive Income                             $ 6,277
                                               ----------

Cash dividends declared on common stock                          -           -        -         -      (442)          -       (442)

Purchase of treasury stock, 85,700 shares at cost                -           -        -    (1,314)        -           -     (1,314)

Common stock issued upon exercise
   of stock options                                             75         759        -         -         -           -        834

Common stock issued through
   employee stock purchase plan                                  4          52        -         -         -           -         56

-----------------------------------------------          --------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                    $8,850   $ 83,603     $ 100  $ (1,314)   $9,554    $ (2,435)  $ 98,358
===============================================          ==========================================================================

Balance at December 31, 2000                               $ 8,857   $ 83,710     $ 100   $(3,863)  $13,835      $ (363) $ 102,276

Comprehensive Income:
Net income                                       $ 8,267         -          -         -         -     8,267           -      8,267
Other comprehensive income , net of tax:
   Unrealized gains on securities, net of
    reclassification adjustment                      275         -          -         -         -         -         275        275
   Unrealized gains on derivatives                    16         -          -         -         -         -          16         16
                                               ----------
Comprehensive Income                             $ 8,558
                                               ----------

Common stock issuance, net of costs                            750     17,603         -     3,863         -           -     22,216

Cash dividends declared on common stock                          -          -         -         -      (602)          -       (602)

Common stock issued upon exercise
   of stock options                                             25        411         -         -         -           -        436

Common stock issued through
   employee stock purchase plan                                  4         74         -         -         -           -         78

Conversion of common stock warrants                              1          7        (1)        -         -           -          7

-----------------------------------------------          --------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                    $9,637  $ 101,805      $ 99       $ -   $21,500       $ (72) $ 132,969
===============================================          ==========================================================================

                                                                                     Six Months Ended June 30,
                                                                                        --------------------
DISCLOSURE OF RECLASSIFICATION AMOUNT AND INCOME TAX IMPACT:                                 2001      2000
------------------------------------------------------------                            --------------------
Unrealized holding gains (losses) on available-for-sale securities arising
  during the period, net                                                                     $817    $ (272)
Unrealized holding gains on derivative instruments arising during the period                   26         -
Less: Reclassification adjustment for security gains (losses) included in
  net income, net                                                                             372       (25)
Less: Income tax expense (benefit)                                                            180       (83)
                                                                                        --------------------
Net unrealized gains (losses) on securities and derivative instruments                      $ 291    $ (164)
                                                                                        ====================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                         2001               2000
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                                $ 8,267           $ 6,441
  Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
    Cumulative effect of accounting change                                                      254                 -
    Provision for possible loan losses                                                        3,902             2,364
    Depreciation and amortization                                                             3,913             3,734
    Deferred income tax benefit                                                                (198)             (786)
    Net (accretion) amortization of securities                                                 (683)              805
    Originations of mortgage loans held for sale                                           (240,795)          (75,135)
    Proceeds from sales of mortgage loans held for sale                                     232,171            83,258
    Purchase of trading securities                                                          (10,000)           (2,940)
    Proceeds from sale of trading securities                                                 10,013             2,945
    Gain on sale of trading securities                                                          (13)               (5)
    Gain on sale of premium finance receivables                                              (2,391)           (2,237)
    (Gain) loss on sale of available-for-sale securities, net                                  (372)               25
    Loss on sale of premises and equipment                                                        2                 -
    Decrease (increase) in accrued interest receivable and other assets, net                 (2,745)               82
    Increase (decrease) in accrued interest payable and other liabilities, net               (9,027)            9,667
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                         (7,702)           28,218
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale securities                                 105,825            66,032
  Proceeds from sale of available-for-sale securities                                       635,322             9,808
  Purchases of available-for-sale securities                                               (726,464)          (90,533)
  Proceeds from sale of premium finance receivables                                         122,859           135,663
  Net decrease in interest-bearing deposits with banks                                          122             2,358
  Net increase in loans                                                                    (362,353)         (265,479)
  Purchases of premises and equipment, net                                                   (8,443)          (11,298)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                     (233,132)         (153,449)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                              228,769           165,570
  Decrease in short-term borrowings, net                                                    (28,422)          (13,060)
  Decrease in notes payable, net                                                             (2,575)           (3,500)
  Proceeds from trust preferred securities offering                                               -            20,000
  Issuance of common stock, net of issuance costs                                            22,216                 -
  Common stock issued upon exercise of stock options                                            436               834
  Common stock issued through employee stock purchase plan                                       78                56
  Proceeds from conversion of common stock warrants                                               7                 -
  Purchase of common stock                                                                        -            (1,314)
  Dividends paid                                                                               (602)             (442)
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   219,907           168,144
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (20,927)           42,913
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            230,054            81,297
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $209,127         $ 124,210
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

Wintrust is a bank holding company currently engaged in the business of providing traditional community banking services and trust and investment services to customers in the Chicago metropolitan area. In addition, on a national basis, Wintrust provides financing of commercial insurance premiums and financing and administrative services to the temporary services industry.

As of June 30, 2001, Wintrust had seven wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank") and Northbrook Bank & Trust Company ("Northbrook Bank").

The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"). It provides financing of commercial insurance premiums ("premium finance receivables") on a national basis, through First Insurance Funding Corporation
("FIFC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation which is a wholly-owned subsidiary of Lake Forest Bank. Through Tricom, Inc. of Milwaukee ("Tricom"), Wintrust also provides short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing clients located throughout the United States. Tricom is a wholly-owned subsidiary of Hinsdale Bank.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. Operating results for the three-month and six-month periods presented are not necessarily indicative of the results that may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.


(2) CASH AND CASH EQUIVALENTS
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold which have an original maturity of 90 days or less and securities purchased under resale agreements.

(3) EARNINGS PER SHARE
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                     FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,                      ENDED JUNE 30,
                                                               ----------------------------------   --------------------------------

                                                                    2001               2000              2001             2000
                                                               ----------------   ---------------   ----------------  --------------

     Net income                                  (A)                 $ 4,363           $ 3,319           $ 8,267         $ 6,441
                                                               ================   ===============   ================  ==============

     Average common shares outstanding           (B)                   8,661             8,760             8,638           8,779
     Effect of dilutive common shares                                    462               211               391             212
                                                               ----------------   ---------------   ----------------  --------------

     Weighted average common shares and
        effect of dilutive common shares         (C)                   9,123             8,971             9,029           8,991
                                                               ================   ===============   ================  ==============

     Net income per average common share:


         Basic                                 (A/B)                 $  0.50           $  0.38            $ 0.96          $ 0.73
                                                               ================   ===============   ================  ==============

         Diluted                               (A/C)                 $  0.48           $  0.37            $ 0.92          $ 0.72
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


(4) LONG-TERM DEBT - TRUST PREFERRED SECURITIES
    -------------------------------------------

The Company issued $31.05 million of 9.00% Cumulative Trust Preferred Securities in October 1998 and $20 million of 10.50% Cumulative Trust Preferred Securities in June 2000. For purposes of generally accepted accounting principles, these securities are considered to be debt securities and not a component of shareholders' equity. However, the Trust Preferred Securities qualify as capital for regulatory purposes and have increased Wintrust's regulatory capital under Federal Reserve guidelines. Interest expense on the Trust Preferred Securities is also deductible for income tax purposes. For further information on the Trust Preferred Securities please refer to Note 10 of the Company's Consolidated
Financial Statements included in the Annual Report and Form 10-K for the year ended December 31, 2000.


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

The following table is a summary of certain operating information for reportable segments for the three-month and six-month periods ended June 30, 2001 and 2000 (in thousands):

                                                          FOR THE THREE MONTHS                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                                ENDED JUNE 30,
                                                       2001                  2000                    2001                 2000
                                                  ----------------      ----------------        ----------------     ---------------
     NET INTEREST INCOME:
     Banking                                           $ 17,127              $ 13,814              $ 33,555             $ 26,408
     Premium Finance                                      6,510                 3,256                12,483                6,392
     Indirect Auto                                        1,604                 1,778                 2,991                3,653
     Tricom                                                 965                   836                 1,849                1,633
     Trust                                                  186                   119                   352                  241
     Inter-segment eliminations                          (6,603)               (3,883)              (12,369)              (7,643)
     Other                                               (1,774)               (1,071)               (3,570)              (1,967)
                                                  ----------------      ----------------        ----------------     ---------------
        Total                                          $ 18,015              $ 14,849              $ 35,291             $ 28,717
                                                  ================      ================        ================     ===============

     NON-INTEREST INCOME:
     Banking                                           $  4,457              $  2,026              $  8,857             $  3,740
     Premium Finance                                      1,449                   996                 2,348                2,237
     Indirect Auto                                            2                    --                     2                   --
     Tricom                                               1,100                 1,150                 2,142                2,167
     Trust                                                  523                   494                   973                  966
     Inter-segment eliminations                            (140)                 (162)                 (222)                (328)
     Other                                                   --                    --                   141                   --
                                                  ----------------      ----------------        ----------------     ---------------
        Total                                          $  7,391              $  4,504              $ 14,241             $  8,782
                                                  ================      ================        ================     ===============

     SEGMENT PROFIT (LOSS):
     Banking                                           $  4,871              $  3,407              $  9,748             $  6,254
     Premium Finance                                      2,703                 1,069                 4,772                2,400
     Indirect Auto                                          558                   487                   932                1,037
     Tricom                                                 323                   387                   602                  670
     Trust                                                 (108)                  (94)                 (304)                (215)
     Inter-segment eliminations                          (2,462)                 (916)               (4,586)              (1,993)
     Other                                               (1,522)               (1,021)               (2,897)              (1,712)
                                                                        ----------------
                                                  ----------------                              ----------------     ---------------
        Total                                          $  4,363              $  3,319                $ 8,267              $ 6,441
                                                  ================      ================        ================     ===============

                                                               AT JUNE 30,
                                                        2001                  2000
                                                  -----------------      ----------------
     SEGMENT ASSETS:
     Banking                                          $2,290,168             $1,877,503
     Premium Finance                                     379,969                322,695
     Indirect Auto                                       197,396                239,698
     Tricom                                               27,683                 32,060
     Trust                                                 5,408                  2,559
     Inter-segment eliminations                         (592,704)              (617,534)
     Other                                                14,163                  6,488
                                                  -----------------      ----------------
        Total                                         $2,322,083             $1,863,469
                                                  =================      =================

(6) ACCOUNTING POLICY FOR DERIVATIVES
    ---------------------------------

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was adopted by the Company on January 1, 2001. It requires that all derivative instruments be recorded in the statement of condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

The Company purchases interest rate caps to reduce the impact of rising interest rates on future interest expense associated with Treasury-indexed deposit accounts. The interest rate cap contracts provide for the receipt of payments when the monthly average of the 91-day Treasury bill rate exceeds predetermined strike rates. The adoption of SFAS No. 133 on January 1, 2001, resulted in a charge of $254,000 (after tax) in the first quarter of 2001 to reflect the cumulative effect of an accounting change in the Consolidated Statements of Income.

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

The Company routinely sells call options on certain securities in the Company's available-for-sale portfolio. These covered-call transactions are designed to increase the total return associated with these securities. These derivative instruments do not qualify as hedges pursuant to SFAS No. 133. The premium income related to these covered-call transactions is included in other income in the Consolidated Statements of Income. There were no covered-call options outstanding at June 30, 2001.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition as of June 30, 2001, compared with December 31, 2000, and June 30, 2000, and the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank, Crystal Lake Bank and Northbrook Bank began operations in December 1991, October 1993, September 1994, October 1995, December 1996, December 1997, and November 2000, respectively. Subsequent to those initial dates of operations, each of the Banks, except Barrington Bank and Northbrook Bank, has established additional full-service banking facilities. As of June 30, 2001, the Banks had 29 banking offices.

Since the second quarter of 2000, Libertyville Bank opened a drive-thru facility in Wauconda to augment the services of its Wauconda Community Bank branch that it opened in May 2000 and Crystal Lake Bank opened a new branch in McHenry, Illinois. In addition, the Company opened its seventh de novo bank, Northbrook Bank, in Northbrook, Illinois, in November 2000. Construction is underway for a branch of Barrington Bank and new permanent facilities for Northbrook Bank and the Wauconda and McHenry branches. In April 2000, each of the Banks launched new web sites and a number of on-line financial services, including online banking, bill pay and access and review of investment portfolios at WAMC. Expenses related to these new banking operations predominantly impact only the 2001 operating results presented in this discussion and analysis.

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

FIFC is the Company's most significant specialized earning asset niche. It began operations in 1990 and is engaged in the business of financing insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. It is expected to generate in excess of $1 billion in premium finance receivable volume during 2001. The majority of these receivables will be retained within the Banks' loan portfolios as part of the strategy noted above. However, since the second quarter of 1999, as a result of the continued solid growth in loan originations, FIFC has, from time to time, sold a portion of new receivables to an unrelated third party. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. It is probable that similar sales of these receivables will occur in the future, depending on the level of new volume growth in relation to the capacity to retain such loans within the Banks' loan portfolios.

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

In addition to the separately chartered earning asset niches operated by FIFC and Tricom, various other earning asset niches have been developed and operate within the Banks, including an indirect auto loan division operated by Hinsdale Bank, which provides indirect auto loans to all of the Banks. Other specialized earning asset niches operated by the Banks include Lake Forest Bank's leasing division, MMF Leasing Services, which was a previously established small business that was acquired by Lake Forest Bank in July 1998, Barrington Bank's program that provides lending and deposit services to condominium, homeowner and community associations, Hinsdale Bank's mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area and Crystal Lake Bank's small aircraft loan portfolio. The Company continues to pursue the development or acquisition of other specialty finance businesses that generate assets suitable for bank investment and/or secondary market sales.

In September 1998, the Company formed WAMC, a separately chartered trust subsidiary. Prior to the formation of WAMC, trust and investment management services were provided through the trust department of the Lake Forest Bank. With a separately chartered trust subsidiary, the Company is now better able to offer trust and investment management services to all communities served by the Banks, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WAMC can successfully compete for trust business by targeting small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that is offered by WAMC's experienced trust professionals. Services offered by WAMC typically will include traditional trust products and services, as well as investment management, financial planning and 401(k) management services.

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



RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended June 30, 2001 totaled $4.4 million, an increase of $1.0 million, or 31%, over the second quarter of 2000. On a per share basis, net income for the second quarter of 2001 totaled $0.48 per diluted common share, an increase of $0.11 per share, or 30%, over the second quarter of 2000. The return on average equity for the second quarter of 2001 increased to 16.21% from 13.86% for the prior year quarter.

For the six months ended June 30, 2001, net income totaled $8.3 million, an increase of $1.8 million, or 28%, when compared to the same period in 2000. On a per share basis, net income for the first six months of 2001 totaled $0.92 per diluted common share, an increase of $0.20 per share, or 28%, compared to the first six months of 2000.


NET INTEREST INCOME

The following tables present a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the three-month and six-month periods ended June 30, 2001 and 2000:

                                                       FOR THE QUARTER ENDED                       For the Quarter Ended
                                                           JUNE 30, 2001                               June 30, 2000
                                              -----------------------------------------    ---------------------------------------
(dollars in thousands)                             AVERAGE      INTEREST       RATE            Average       Interest      Rate
----------------------                        ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)                 $302,848       $ 3,863        5.12%       $ 249,621       $ 4,038        6.51%
Loans, net of unearned income (2)                  1,735,696        37,741        8.72        1,367,470        31,181        9.17
                                              ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                            2,038,544        41,604        8.19%       1,617,091        35,219        8.76%
                                              ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                          1,769,910        21,423        4.85%       1,399,332        18,299        5.26%
Short-term borrowings and notes payable               46,915           664        5.68           70,450         1,093        6.24
Long-term debt - trust preferred securities           51,050         1,288       10.09           34,610           833        9.63
                                              ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities              1,867,875        23,375        5.02%       1,504,392        20,225        5.41%
                                              ---------------- ------------- ----------    --------------- ------------- ---------

Tax equivalent net interest income                                $ 18,229                                   $ 14,994
                                                               =============                               =============
Net interest margin                                                               3.59%                                      3.73%
                                                                             ==========                                  =========
Core net interest margin(3)                                                       3.84%                                      3.94%
                                                                             ==========                                  =========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2) Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. This total adjustment is $214,000 and $145,000 for the quarters ended June 30, 2001 and 2000, respectively.
(3) The core net interest margin excludes the interest expense associated with the Company's Trust Preferred Securities.

                                                      FOR THE SIX MONTHS ENDED                    For the Six Months Ended
                                                           JUNE 30, 2001                               June 30, 2000
                                              -----------------------------------------    ---------------------------------------
(dollars in thousands)                             AVERAGE      INTEREST       RATE            Average       Interest      Rate
----------------------                        ---------------- ------------- ----------    --------------- ------------- ---------

Liquidity management assets (1) (2)                 $310,887       $ 8,796      5.71%         $ 239,279       $ 7,619        6.40%
Loans, net of unearned income (2)                  1,674,309        74,795       9.01         1,340,473        60,025        9.01
                                              ---------------- ------------- ----------    --------------- ------------- ---------
   Total earning assets                            1,985,196        83,591      8.49%         1,579,752        67,644        8.61%
                                              ---------------- ------------- ----------    --------------- ------------- ---------

Interest-bearing deposits                          1,720,246        43,595      5.11%         1,366,164        34,898        5.14%
Short-term borrowings and notes payable               57,348         1,710       6.01            72,472         2,200        6.10
Long-term debt - trust preferred securities           51,050         2,576     10.09             32,830         1,568        9.55
                                              ---------------- ------------- ----------    --------------- ------------- ---------
   Total interest-bearing liabilities              1,828,644        47,881      5.28%         1,471,466        38,666        5.28%
                                              ---------------- ------------- ----------    --------------- ------------- ---------

Tax equivalent net interest income                                $ 35,710                                   $ 28,978
                                                               =============                               =============
Net interest margin                                                             3.63%                                        3.69%
                                                                             ==========                                  =========
Core net interest margin(3)                                                     3.89%                                        3.89%
                                                                             ==========                                  =========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2) Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. This total adjustment is $419,000 and $261,000 for the six-month periods ended June 30, 2001 and 2000, respectively.
(3) The core net interest margin excludes the interest expense associated with the Company's Trust Preferred Securities.

Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits, borrowings and long-term debt. The related net interest margin represents the net interest income on a tax-equivalent basis as a percentage of average earning assets during the period.

Net interest income is the major source of earnings for the Company. Tax-equivalent net interest income for the quarter ended June 30, 2001 totaled $18.2 million, an increase of $3.2 million, or 22%, as compared to the $15.0 million recorded in the same quarter of 2000. This increase mainly resulted from loan growth. Tax-equivalent interest and fees on loans for the quarter ended June 30, 2001 totaled $37.7 million, an increase of $6.6 million, or 21%, over the prior year quarterly total of $31.2 million. This growth was predominantly due to a $368 million, or 27%, increase in average total loans.

For the second quarter of 2001, the net interest margin was 3.59%, a decrease of 14 basis points when compared to the margin of 3.73% in the prior year quarter. This decrease resulted primarily from the effects of continued decreases in short term rates causing some compression in the spread between the rates paid on interest bearing liabilities and yields earned on interest earning assets. Compression results when deposit rates cannot be reduced commensurate with changes in market rates due to the rates paid on certain deposit accounts being lower than the change in the market rates. The core net interest margin, which excludes the interest expense on the Company's trust preferred securities, was 3.84% for the second quarter of 2001, and decreased ten basis points when compared to the prior year quarterly core margin of 3.94%.

The rate paid on interest-bearing deposits averaged 4.85% for the second quarter of 2001 versus 5.26% for the same quarter of 2000, a decrease of 41 basis points. This decrease was caused by continued decreases in market rates. The rate paid on short-term borrowings and notes payable decreased 56 basis points to 5.68% in the second quarter of 2001 as compared to 6.24% in the same quarter of 2000. The rate on the trust preferred securities in the second quarter of 2001 was 10.09%, compared to 9.63% in the same period of 2000. The increase was due to the issuance of $20.0 million of 10.5% trust preferred securities in June 2000.

The yield on total earning assets for the second quarter of 2001 was 8.19% as compared to 8.76% in 2000, a decrease of 57 basis points resulting primarily from decreases in the prime lending rate and general market rate decreases on liquidity management assets. The second quarter 2001 loan yield of 8.72% decreased 45 basis points when compared to the prior year quarterly yield of 9.17% and was due primarily to lower market rates. The average prime lending rate during the second quarter of 2001 was 7.34% versus an average prime lending rate of 9.24% for the second quarter of 2000. The Company's loan portfolio does not re-price in a parallel fashion to changes in the prime rate due to a portion of the portfolio being longer-term fixed rate loans.

For the first six months of 2001, tax-equivalent net interest income totaled $35.7 million and increased $6.7 million, or 23%, over the $29.0 million recorded in the same period of 2000. This increase was mainly due to the growth in the Company's earning asset base. Interest and fees on loans, on a tax equivalent basis, totaled $74.8 million for the first six months of 2001, and increased $14.8 million, or 25%, over the same period of 2000. Average loans for the first six months of 2001 grew $334 million, or 25%, over the average for the first six months of 2000. The net interest margin for the first six months of 2001 was 3.63%, a decrease of six basis points when compared to the same period in 2000. The core net interest margin for the first six months of 2001 was 3.89%, unchanged from the same period of 2000. Consistent with the second quarter margin, the year-to-date margin decrease was mainly the result of sustained decreases in short-term interest rates.

The following table presents a reconciliation of the Company's net interest income, calculated on a tax equivalent basis, between the three and six-month periods ended June 30, 2000 and June 30, 2001. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                             Three Month           Six Month
                                                                                               Period               Period
                                                                                               ------               ------
    Tax equivalent net interest income for the period ended June 30, 2000..................       $ 14,994             $ 28,978
        Change due to average earning assets fluctuations (volume).........................          4,077                6,370
        Change due to interest rate fluctuations (rate)...................... .............           (377)                  87
        Change due to rate/volume fluctuations (mix).......................................           (465)                 275
                                                                                          --------------------  -------------------
    Tax equivalent net interest income for the period ended June 30, 2001 .....                   $ 18,229             $ 35,710
                                                                                          ====================  ===================

NON-INTEREST INCOME

For the second quarter of 2001, non-interest income totaled $7.4 million and increased $2.9 million, or 64%, over the prior year quarter. Significant increases were realized in fees from the origination and sale of mortgage loans into the secondary market, gains from the sale of premium finance receivables and income from certain covered call option transactions.

For the first six months of 2001, non-interest income totaled $14.2 million and increased $5.5 million, or 62%, when compared to the same period in 2000.

The following table presents non-interest income by category (in thousands):

                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       -----------------------------------      ----------------------------------
                                                                    JUNE 30,                                 JUNE 30,
                                                             2001               2000                 2001                2000
                                                       -----------------   ----------------     ----------------    ---------------
Fees on mortgage loans sold                                  $  1,948             $  742              $ 3,472            $ 1,225
Service charges on deposit accounts                               606                479                1,153                948
Trust fees                                                        523                494                  973                966
Administrative services revenue                                 1,121              1,141                2,142              2,154
Gain on sale of premium finance receivables                     1,449                996                2,391              2,237
Net securities gains (losses)                                      86               (28)                  372               (25)
Other income                                                    1,658                680                3,738              1,277
                                                       -----------------   ----------------     ----------------    ---------------
     Total non-interest income                                $ 7,391            $ 4,504             $ 14,241            $ 8,782
                                                       =================   ================     ================    ===============

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended June 30, 2001, these fees totaled $1.9 million, an increase of $1.2 million, or 163%, from the prior year quarter. For the first six months of 2001, fees on mortgage loans sold totaled $3.5 million and increased $2.2 million, or 183%, when compared to the same period of 2000. These increases were due to significantly higher levels of mortgage origination volumes during 2001, particularly refinancing activity, caused by the recent decreases in mortgage interest rates. Management anticipates that the high levels of refinance activity have peaked and may taper off to more normalized levels during the second half of 2001 barring any further reductions in mortgage interest rates.

Service charges on deposit accounts totaled $606,000 for the second quarter of 2001, an increase of $127,000, or 27%, when compared to the same quarter of 2000. For the first six months of 2001, deposit service charges totaled $1.2 million, and increased $205,000, or 22%, when compared to the same period of 2000. These increases were due to a higher deposit base and a larger number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust fees totaled $523,000 for the second quarter of 2001, a $29,000, or 6%, increase over the same quarter of 2000. For the six months ended June 30, 2001, trust fees totaled $973,000, compared to $966,000 for the first six months of 2000. The down-turn in the stock market over the past year has had a slight negative impact on the valuation of the equity securities under management and the fees earned thereon. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. However, as the introduction of expanded trust and investment services continues to unfold, it is expected that overhead levels will be high when compared to the fee income that is generated. It is anticipated that trust fees will eventually increase to a level sufficient to absorb this overhead within the next few years.

Tricom's administrative services revenue contributed $1.1 million to non-interest income in the second quarter of 2001 and $2.1 million for the first six months of 2001. These amounts were relatively consistent with the level of revenue in the prior year quarter and year-to-date periods. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The revenue growth at Tricom has stagnated in recent quarters due to the general slowdown in the economy and the reduction in the placement of temporary staffing individuals by Tricom's customers. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

During the second quarter of 2001, the Company sold approximately $72 million of premium finance receivables to an unrelated third party and recognized gains of $1.4 million related to this activity, compared to the sale of $62 million of premium finance receivables in the second quarter of 2000 that resulted in gains of $996,000. Through the first six months of 2001, approximately $123 million of premium finance receivables were sold resulting in year-to-date gains of $2.4 million, compared to the sale of $133 million of premium finance receivables in the first six months of 2000, which resulted in gains of $2.2 million. The sales are the result of continued strong loan originations by the Company's premium finance receivable subsidiary. The Company currently has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2001, the ratio was approximately 88%. Accordingly, the Company sold excess premium finance receivables volume to an unrelated third party financial institution. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

Other non-interest income for the second quarter of 2001 totaled $1.7 million and increased $978,000, or 144%, over the prior year quarterly total of $680,000. This increase was due primarily to a $794,000 increase in premium income from certain covered call option transactions. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company generally writes the call options against certain U.S. Treasury and agency issues held in its portfolio for liquidity and other purposes. Also contributing to the increase in other non-interest income was a $140,000 increase in rental income from equipment leases. For the first six months of 2001, other non-interest income totaled $3.7 million and increased $2.5 million over the same period of 2000. Included in this increase are increases in premium income from covered call option transactions of $2.0 million and increases in rental income from equipment leases of $290,000.


NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2001 totaled $16.3 million and increased $3.4 million, or 26%, from the second quarter 2000 total of $12.9 million. For the first six months of 2001, non-interest expense totaled $32.3 million and increased $7.3 million, or 29%, when compared to the prior year period. The continued growth and expansion of the de novo banks with additional branches, the opening of the Company's seventh de novo bank (Northbrook Bank) in November 2000 and the growth in the premium finance business were the primary causes for this increase. Since June 30, 2000, total deposits have grown 26% and total loan balances have risen 29%, requiring higher levels of staffing and other costs to both attract and service the larger customer base.

The following table presents non-interest expense by category (in thousands):

                                                                THREE MONTHS                               SIX MONTHS
                                                    ------------------------------------       -----------------------------------
                                                               ENDED JUNE 30,                            ENDED JUNE 30,
                                                           2001               2000                   2001               2000
                                                    -------------------  ----------------      ------------------------------------
    Salaries and employee benefits                           $ 8,735           $ 6,793               $ 17,213           $ 13,128
    Occupancy, net                                             1,178             1,140                  2,422              2,150
    Equipment expense                                          1,582             1,137                  3,066              2,286
    Data processing                                              822               699                  1,652              1,379
    Advertising and marketing                                    426               322                    733                571
    Professional fees                                            534               357                  1,065                652
    Other                                                      3,005             2,441                  6,102              4,832
                                                    -------------------  ----------------      ------------------------------------
         Total non-interest expense                         $ 16,282          $ 12,889               $ 32,253           $ 24,998
                                                    ===================  ================      ====================================

Salaries and employee benefits expense totaled $8.7 million for the second quarter of 2001, an increase of $1.9 million, or 29%, as compared to the prior year quarter total of $6.8 million. For the first six months of 2001, salaries and employee benefits expense totaled $17.2 million and increased $4.1 million, or 31%, when compared to the first six months of 2000. These increases were primarily due to increases in commissions paid to mortgage loan originators related to fees on mortgage loans sold, the opening of Northbrook Bank and three additional banking offices and increased staffing at the Company's premium finance subsidiary. As a percent of average total assets, on an annualized basis, salaries and employee benefits were 1.61% and 1.51% for the first six months of 2001 and 2000, respectively. The increase in this ratio is a result of increases in salaries and benefits related to fee-based sources of revenue, such as the origination and sale of mortgage loans and trust and investment services.

For the second  quarter of 2001,  occupancy  costs,  equipment  expense and data
processing   increased   $38,000  (3%),   $445,000  (39%)  and  $123,000  (18%),
respectively, over the prior year second quarter. For the first six months of 2001, the respective increases were $272,000 (13%), $780,000 (34%) and $273,000
(20%). These increases were due to the general growth of the Company, including the opening of several new banking facilities, technological initiatives in on-line banking and the continued development of the trust and investment business.

Professional fees totaled $534,000 for the second quarter of 2001, an increase of $177,000 compared to the same period of 2000. For the first six months of 2001, professional fees totaled $1.1 million, an increase of $413,000, or 63%, compared to the same period of 2000. Professional fees include legal fees, audit and tax fees, external loan review costs and normal regulatory exam assessments. The increase in professional fees is attributable to the general growth in the Company's total assets and fee-based businesses and increased collection efforts at the premium finance subsidiary

Other non-interest expense, for the second quarter of 2001 totaled $3.0 million, compared to $2.4 million for the same period of 2000. For the six months ended June 30, 2001, other non-interest expense totaled $6.1 million, and increased $1.3 million, or 26%, compared to the first six months of 2000. These increases were due mainly to the factors mentioned earlier. This category of expense includes loan expenses, correspondent bank service charges, postage, insurance, stationery and supplies, goodwill amortization and other sundry expenses. Goodwill and other intangibles amortization expense totaled $169,000 and $347,000 for the three and six month periods of 2001, respectively, compared to $179,000 and $357,000 for the same periods of 2000, respectively.

Despite the increases in many of the non-interest expense categories, Wintrust's ratio of non-interest expense to total average assets for the first six months of 2001 was 3.01% and is comparable to the Company's most recent peer group ratio. In addition, the net overhead ratio for the first six months of 2001 improved to 1.68% as compared to the first six months of 2000 ratio of 1.87%. The overhead ratio is within management's stated performance goal range of 1.50%
- 2.00%.


INCOME TAXES

The Company recorded income tax expense of $2.5 million for the three months ended June 30, 2001 compared to $1.9 million for the same period of 2000. For the first six months of 2001, approximately $4.9 million of income tax expense was recorded compared to $3.7 million in the prior year period. The increase was due primarily to the increase in operating income. The effective tax rate for the first six months of 2001 and 2000 was approximately 36%.

The Company also recorded a tax benefit in the first quarter of 2001 of approximately $161,000 related to the cumulative effect of adopting SFAS No. 133, Accounting for Derivatives. This tax benefit is included in the amount reported as the cumulative effect of an accounting change.


OPERATING SEGMENT RESULTS

As shown in Note 5 to the Unaudited Consolidated Financial Statements, the Company's operations consist of five primary segments: banking, premium finance, indirect auto, Tricom and trust. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment.

For the second quarter of 2001, the banking segment's net interest income totaled $17.1 million, an increase of $3.3 million, or 24%, as compared to the $13.8 million recorded in the same quarter of 2000. On a year-to-date basis, the banking segment net interest income totaled $33.6 million and increased $7.1 million, or 27%, as compared to the 2000 period. These increases were the direct result of an increase of 26% in average earning assets, particularly in the loan portfolio, as earlier discussed in the Net Interest Income section. The banking segment's non-interest income totaled $4.5 million for the second quarter of 2001 and increased $2.4 million, or 120%, when compared to the prior year quarter. This increase was due primarily to a $1.2 million increase in fees on mortgage loans sold resulting from higher levels of refinancing activity caused by the recent decline in mortgage interest rates and a $794,000 increase in fees from covered call option transactions which are routinely entered into to enhance the overall return on the investment portfolio. On a year-to-date basis, non-interest income totaled $8.9 million and increased $5.1 million, or 137%, as compared to the first six months of 2000. Similar to the quarterly comparisons, the year-to-date increase was primarily a result of an increase in fees on mortgage loans sold of $2.2 million and an increase in premium income from covered call option transactions of $2.0 million. The banking segment's after-tax profit for the quarter ended June 30, 2001, totaled $4.9 million, an increase of $1.5 million, or 43%, as compared to the prior year quarterly total of $3.4 million. For the first six months of 2001, after-tax operating profit for the banking segment totaled $9.7 million and increased $3.5 million, or 56%, over the same period of 2000. This improved profitability resulted mainly from higher levels of net interest income created from the continued growth and maturation of the Company's de novo banks and branches as well as the factors mentioned above.

Net interest income from the premium finance segment totaled $6.5 million for the quarter ended June 30, 2001, an increase of $3.3 million, or 100% compared to $3.3 million for the same quarter of 2000. On a year-to-date basis, the premium finance segment net interest income totaled $12.5 million compared to $6.4 million recorded for the first six months of 2000. The increases in net interest income are a result of higher levels of outstanding receivables and lower funding costs associated with this portfolio in 2001. Non-interest income for the three months ended June 30, 2001 totaled $1.4 million compared to $1.0 million for the same period of 2000. For the first six months of 2001, non-interest income for the premium finance segment totaled $2.3 million compared to the $2.2 million recorded in the same period of 2000. The increases are primarily a result of gains from the sale of additional premium finance receivables in 2001, as mentioned earlier in this report. After-tax profit for the premium finance segment totaled $2.7 million for the three-month period ended June 30, 2001, and increased $1.6 million, 153%, over the same period of 2000. For the six months ended June 30, 2001 and 2000, the after-tax profit for this segment was $4.8 million and $2.4 million, respectively. The year-to-date increase in after-tax profit was due mostly to higher levels of premium finance receivables created from targeted marketing programs as well as increases in insurance premiums charged by insurance carriers as well as a lower funding costs associated to this portfolio in 2001.

The indirect auto segment recorded $1.6 million of net interest income for the second quarter of 2001, a decline of $174,000, or 10%, as compared to the 2000 quarterly total. On a year-to-date basis, net interest income totaled $3.0 million, a decline of $662,000, or 18%, from the comparable period of 2000. Average outstanding loans decreased $55 million, or 22%, in the first six months of 2001 compared to the same period of 2000. After-tax segment profit totaled $558,000 for the three-month period ended June 30, 2001, compared to $487,000 for the same period of 2000. For the first six months of 2001, after-tax operating profits were $932,000, compared to $1.0 million in the first six months of 2000. This segment's profitability was impacted by a lower level of credit losses offset by lower outstanding loan balances. See further discussion of credit quality information in the "ASSET QUALITY" section of this report.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. For the quarter and six months ended June 30, 2001, the Tricom segment added $965,000 and $1.8 million, respectively, to the Company's net interest income, increases of 15% and 13%, respectively over the same periods of 2000. Non-interest income for the second quarter and year-to-date periods were $1.1 million, and $2.1 million, respectively, relatively unchanged from the comparable periods of 2000. The segment's after tax profit was $323,000 for the second quarter of 2001 and $602,000 for the year-to-date period, relatively unchanged from the $387,000 in the second quarter of 2000 and $670,000 in the year-to-date period of 2000. The revenue growth at Tricom has stagnated in recent quarters due to the general slowdown in the economy and the reduction in the placement of temporary staffing individuals by Tricom's customers.

The trust segment reported net interest income of $186,000 for the second quarter of 2001 and $119,000 for the same period last year. On a year-to-date basis, net interest income was $352,000 and $241,000, for 2001 and 2000, respectively. The net interest income reported by the trust segment is due to the trust company's earning assets as well as the net interest allocated to the trust company from trust account balances on deposit at the Banks. The trust segment recorded non-interest income of $523,000 for the second quarter of 2001 as compared to $494,000 for the same quarter of 2000. On a year-to-date basis,
non-interest   income  for  the  trust
segment was $973,000 and $966,000, respectively, for 2001 and 2000. The trust segment's non-interest income represents fees earned on assets under management. The trust segment's after-tax loss totaled $108,000 for the three-month period ended June 30, 2001, as compared to after-tax loss of $94,000 for the same period of 2000. For the first six months of 2001 and 2000, after-tax losses for this segment were $304,000 and $215,000, respectively. The trust segment's fee based revenues have been negatively affected by the down-turn in the stock market over the past year, which has had a negative effect on the valuation of the equity securities under management and the fees earned thereon. As more fully discussed in the Overview and Strategy section of this analysis, management expects the start-up phase for the trust segment to continue for a few years before its operations become profitable.


FINANCIAL CONDITION

Total assets were $2.32 billion at June 30, 2001, an increase of $459 million, or 25%, over the $1.86 billion a year earlier, and $219 million, or 10%, over the $2.10 billion at December 31, 2000. Growth at the newer banks and branches coupled with continued market share growth at the more mature banks were the primary factors for these increases. Total funding liabilities, which include deposits, short-term borrowings, notes payable and long-term debt, were $2.15 billion at June 30, 2001, and increased $415 million, or 24%, over the prior year, and $198 million, or 10%, since December 31, 2000. These increases were primarily utilized to fund growth in the loan portfolio.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                           JUNE 30, 2001                 December 31, 2000               June 30, 2000
                                   ------------------------------- ------------------------------ -----------------------------
                                        BALANCE         PERCENT         Balance        Percent        Balance         Percent
                                   ------------------ ------------ ------------------ ----------- -----------------  ----------
    Loans:
      Commercial and commercial
          real estate                    $ 826,364          38%          $ 647,947        34%          $ 552,694         33%
      Premium finance, net                 345,789          16             313,065         16            250,796         15
      Indirect auto, net                   190,140           9             203,572         11            234,774         14
      Home equity                          209,149          10             179,168          9            157,042          9
      Residential real estate              154,479           7             141,919          7            135,746          8
      Tricom finance receivables            16,824           1              20,354          1             20,978          1
      Installment and other                 63,561           3              51,995          3             48,794          3
                                   ------------------ ------------ ------------------ ----------- -----------------  ----------
    Total loans, net of
         unearned income                 1,806,306          84           1,558,020         81          1,400,824         83
    Securities and money
        Market investments                 342,763          16             357,928         19            287,208         17
                                   ------------------ ------------ ------------------ ----------- -----------------  ----------

    Total earning assets               $ 2,149,069         100%        $ 1,915,948       100%        $ 1,688,032        100%
                                   ================== ============ ================== =========== =================  ==========

Earning assets as of June 30, 2001, increased $461 million, or 27%, over the balance a year earlier, and $233 million, or 12%, over the balance at the end of 2000. The ratio of earning assets as a percent of total assets remained consistent at approximately 91 - 93% as of each reporting period date shown in the above table.

Total net loans were $1.81 billion at June 30, 2001, an increase of $248 million, or 16%, since December 31, 2000, and an increase of $405 million, or 29%, since June 30, 2000. Solid loan growth occurred in the core commercial loan, home equity and residential real estate portfolios, as well as in the premium finance receivables, and offset the decrease in the indirect auto loans. Total net loans comprised 84% of total earning assets at June 30, 2001 as compared to 83% a year earlier and 81% at the end of 2000.

Commercial and commercial real estate loans, the largest loan category, comprised 38% of total earning assets and 46% of total loans as of June 30, 2001 and has increased $274 million, or 50%, since June 30, 2000 and $178 million, or 28%, since the end of 2000. The strong growth experienced over the past year has resulted mainly from a healthy local economy and the hiring of additional experienced lending officers.

Net premium finance receivables totaled $346 million at June 30, 2001 and comprised 16% of total earning assets and 19% of total loans as of June 30, 2001. This portfolio increased $95 million, or 38%, since June 30, 2000 and $33 million, or 10%, since the end of 2000. This growth was primarily the result of market increases in insurance premiums charged by insurance carriers. The Company is on track to originate in excess of $1 billion in premium finance receivables in 2001. The majority of the premium finance receivables originated by FIFC is sold to the Banks and consequently remain an earning asset of the Company. However, as a result of the continued solid growth in loan originations, FIFC has been selling a portion of new receivables to an unrelated third party. During the second quarter of 2001 FIFC originated approximately
$328 million of premium finance receivables and sold approximately $72 million of such receivables to an unrelated third party. The Company sold approximately $123 million of premium finance receivables in the first six months of 2001, compared to $133 million during the first six months of 2000. The sale of these receivables to an unrelated third party results in the recognition of gains and provides the Company with additional liquidity. FIFC continues to service the receivables sold to third parties. It is probable that sales of these receivables to third parties will occur in the future, however such sales are dependent on the overall level of new volume growth in relation to the capacity to retain the loans within the Banks' loan portfolios.

Net indirect auto loans comprised 9% of total earning assets and 11% of total loans as of June 30, 2001. This portfolio decreased $45 million, or 19%, from a year ago, and decreased $13 million, or 7%, since the end of 2000. The decreases in this portfolio were the result of the Company's desire to reduce its reliance upon indirect automobile lending as a percent of the overall earning asset portfolio due to the current economic environment, competitive pricing and margin concerns. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

Tricom finance receivables consist of high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. These receivables represented approximately 1% of the Company's total earning assets at June 30, 2001, December 31, 2000 and June 30, 2000.

Home equity loans totaled $209 million at June 30, 2001 and increased $52 million, or 33%, since a year earlier and $30 million, or 17%, as compared to the end of 2000. This category of loans continues to represent approximately 9%-10% of total earning assets and has grown in proportion to the entire growth of the Company. The growth is due mainly to targeted marketing programs over the past year and higher usage of existing lines than in the past. The marketing programs generally use a short-term low initial interest rate as an incentive to the borrower. Unused commitments on home equity lines of credit have increased $58 million, or 28%, over the balance at June 30, 2000 and totaled $263 million at June 30, 2001.

Residential real estate loans totaled $154 million as of June 30, 2001 and increased $19 million, or 14%, over a year ago and $13 million, or 9%, since December 31, 2000. Mortgage loans held for sale are included in this category and totaled $19.0 million as of June 30, 2001, $10.4 million as of December 31, 2000 and $12.1 million as of June 30, 2000. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the Non-interest Income section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and include mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category has been due mainly to the relatively low mortgage interest rate environment and a continued strong local housing market. This category of loans continues to represent approximately 7%-8% of total earning assets and has grown in proportion to the entire growth of the Company.

Securities and money market investments (i.e. federal funds sold and interest-bearing deposits with banks) totaled $343 million at June 30, 2001, representing a decrease of $15 million, or 4%, since December 31, 2000 and an increase $56 million, or 19%, since a year earlier. This category as a percent of total earning assets was 16% at June 30, 2001 versus 19% and 17% at December 31, 2000 and June 30, 2000, respectively. The Company maintained no trading account securities at June 30, 2001 or as of any of the other previous reporting dates. The balances of securities and money market investments fluctuate frequently based upon deposit inflows, loan demand and proceeds from loan sales. As a result of anticipated growth in the development of the de novo banks, it has been Wintrust's policy to generally maintain its securities and money market portfolio in short-term, liquid, and diversified high credit quality securities in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate.


DEPOSITS

Total deposits at June 30, 2001 were $2.06 billion, an increase of $426 million, or 26%, over the June 30, 2000 total and an increase of $229 million, or 13%, since December 31, 2000. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                       JUNE 30, 2001                    December 31, 2000                    June 30, 2000
                             ----------------------------------  ---------------------------------  --------------------------------
                                                   PERCENT                             Percent                           Percent
                                 BALANCE           OF TOTAL           Balance         of Total           Balance         of Total
                             -----------------  ---------------  ------------------ --------------  ------------------ -------------
  Demand                           $ 205,414            10%            $ 198,319           11%             $ 173,967         11%
  NOW                                193,752            10               180,897           10                154,056          9
  Money market                       296,362            14               295,772           16                284,918         17
  Savings                            105,097             5                74,460            4                 74,434          5
  Certificates of deposit          1,254,720            61             1,077,128           59                941,817         58
                             -----------------  ---------------  ------------------ --------------  ------------------ -------------

               Total             $ 2,055,345           100%          $ 1,826,576          100%           $ 1,629,192        100%
                             =================  ===============  ================== ==============  ================== =============

The percentage mix of deposits as of June 30, 2001 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been primarily the result of newer bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.

SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of June 30, 2001, the Company's short-term borrowings totaled $15.2 million and represented customer repurchase agreements. At June 30, 2001, the Company also had $25.0 million outstanding on its $50 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of June 30, 2000 was $4.9 million and $27.6 million at December 31, 2000. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, purchases of treasury stock, possible future acquisitions and for other general corporate matters.

LONG-TERM DEBT - TRUST PREFERRED SECURITIES

The  long-term  debt  category   consists  of  the  Company's   trust  preferred
securities. At June 30, 2001, December 31, 2000 and June 30, 2000, $51.05 million of trust preferred securities were outstanding. The Company issued $31.05 million of 9.00% Cumulative Trust Preferred Securities in October 1998 and $20.0 million of 10.50% Cumulative Trust Preferred Securities in June 2000. Both issues were sold in public offerings. The Trust Preferred Securities increased the Company's regulatory capital level and provided for the continued growth of its franchise. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 4 to the Unaudited Consolidated Financial Statements for further information on the first Trust Preferred Securities offering.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $133 million at June 30, 2001 and increased $35 million since June 30, 2000 and $31 million since the end of 2000. In June 2001, the Company issued 992,500 additional shares of common stock through a public offering, realizing net proceeds of approximately $22.2 million. In addition to the increase resulting from the common stock offering, increases in total shareholders equity were the result of the Company's corporate earnings and changes in net unrealized losses in the available-for-sale security portfolio, offset in part by dividend payments and stock repurchases. The annualized return on average equity for the quarter ended June 30, 2001 increased to 16.21% as compared to 13.86% for the prior year period.

The following table reflects various consolidated measures of capital at June 30, 2001, December 31, 2000 and June 30, 2000:

                                                                 JUNE 30,              December 31,           June 30,
                                                                   2001                   2000                  2000
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          7.6%                 6.3%                   6.9%
Ending tier 1 capital to risk-based asset ratio                         8.3%                 6.9%                   7.3%
Ending total capital to risk-based asset ratio                          9.3%                 8.4%                   8.9%
Dividend payout ratio                                                   7.6%                 8.0%                   6.9%


To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. At June 30, 2001, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio. The Company's capital ratios increased since the comparable prior year period and since December 31, 2000, due in large part to the issuance of the additional common stock in June 2001.

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock or additional trust preferred securities are the primary forms of capital that the Company considers as it evaluates its capital position.

In January 2001, Wintrust declared a semi-annual cash dividend of $0.07 per common share, a 40% increase over the prior dividend amount. Subsequent to the end of the second quarter the Company declared another dividend of $0.07 per common share, payable August 23, 2001 to shareholders of record on August 9, 2001. In January and July 2000, Wintrust declared semi-annual cash dividends of $0.05 per common share.

In January 2000, the Company initiated a stock buyback program authorizing the repurchase of up to 300,000 shares of its common stock. Through December 31, 2000, the Company repurchased a total of 242,300 shares at an average price of $15.94 per share. No additional repurchases were made since December 31, 2000.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES
A reconciliation of the activity in the allowance for possible loan losses for the three and six months ended June 30, 2001 and 2000 is shown as follows (dollars in thousands):

                                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                   JUNE 30,                                     JUNE 30,
                                                          2001                 2000                  2001                  2000
                                                   -------------------     ----------------     -----------------     --------------
  Balance at beginning of period                         $  11,067             $  9,359               $10,433                $8,783

 Provision for possible loan losses                          2,264                1,223                 3,902                 2,364

 Charge-offs
  Core banking loans                                           301                  316                   408                   446
  Indirect automobile loans                                    203                  320                   490                   631
  Tricom receivables                                            --                   73                    --                    73
  Premium finance receivables                                  836                  158                 1,548                   359
                                                   -------------------     ----------------     -----------------     --------------
     Total charge-offs                                       1,340                  867                 2,446                 1,509
                                                   -------------------     ----------------     -----------------     --------------
 Recoveries
  Core banking loans                                             2                    3                     4                    11
  Indirect automobile loans                                     35                   30                    89                    73
  Tricom receivables                                            --                   --                    --                    --
  Premium finance receivables                                   83                   44                   129                    70
                                                   -------------------     ----------------     -----------------     --------------
      Total recoveries                                         120                   77                   222                   154
                                                   -------------------     ----------------     -----------------     --------------

  Net charge-offs                                           (1,220)                (790)               (2,224)               (1,355)
                                                   -------------------     ----------------     -----------------     --------------

  Balance at June 30                                     $  12,111             $  9,792               $12,111                $9,792
                                                   ===================     ================     =================     ==============

  Loans at June 30                                                                                 $1,806,306            $1,400,824
                                                                                                -----------------     --------------

  Allowance as a percentage of loans                                                                     0.67%                 0.70%
                                                                                                =================     ==============

  Annualized net charge-offs as a percentage of average:
        Core banking loans                                                                               0.07%                 0.11%
        Indirect automobile loans                                                                        0.42%                 0.45%
        Tricom receivables                                                                                  --                 0.78%
        Premium finance receivables                                                                      0.81%                 0.23%
                                                                                                -----------------     --------------
            Total loans                                                                                  0.27%                 0.20%
                                                                                                =================     ==============
        Annualized provision for
            possible loan losses                                                                        57.00%                57.32%
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

The provision for possible loan losses totaled $2.3 million for the second quarter of 2001, an increase of $1.0 million, compared to the second quarter of 2000. For the first six months of 2001, the provision totaled $3.9 million and increased $1.5 million from the prior year total. The higher provisions in 2001 were the result of an increase in loan balances of 29% compared to June 30, 2000 and a higher level of net charge-offs for the first six months of 2001 compared to 2000 in the premium finance receivables portfolio. For the six months ended June 30, 2001, net charge-offs totaled $2.2 million and increased $869,000 from the $1.4 million of net charge-offs recorded in the same period of 2000. On a ratio basis, net charge-offs as a percentage of average loans was 0.27% for the first six months of 2001, compared to 0.20% for the first six months of 2000.

Management believes the allowance for possible loan losses is adequate to provide for losses inherent in the portfolio. There can be no assurance, however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The amount of future additions to the allowance for possible loan losses will be dependent upon the economy, changes in real estate values, interest rates, the view of regulatory agencies toward adequate reserve levels, the level of past-due and non-performing loans, and other factors.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands).


                                                      JUNE 30,            March 31,           December 31,           June 30,
                                                        2001                 2001                 2000                 2000
                                                        ----                 ----                 ----                 ----
Past Due greater than 90 days
     and still accruing:
      Core banking loans                                $  1,255             $  1,778               $  651               $  438
      Indirect automobile loans                              372                  350                  397                  362
      Tricom receivables                                      --                   --                   --                   --
      Premium finance receivables                          2,982                4,881                4,306                1,817
                                                 -------------------  -------------------  -------------------  -------------------
          Total                                            4,609                7,009                5,354                2,617
                                                 -------------------  -------------------  -------------------  -------------------

Non-accrual loans:
      Core banking loans                                   1,389                  720                  770                  626
      Indirect automobile loans                              274                  234                  221                  391
      Tricom receivables                                     112                  112                   --                   --
      Premium finance receivables                          6,392                5,872                3,338                2,548
                                                 -------------------  -------------------  -------------------  -------------------
          Total non-accrual loans                          8,167                6,938                4,329                3,565
                                                 -------------------  -------------------  -------------------  -------------------

Total non-performing loans:
      Core banking loans                                   2,644                2,498                1,421                1,064
      Indirect automobile loans                              646                  584                  618                  753
      Tricom receivables                                     112                  112                   --                   --
      Premium finance receivables                          9,374               10,753                7,644                4,365
                                                 -------------------  -------------------  -------------------  -------------------
          Total non-performing loans                      12,776               13,947                9,683                6,182
                                                 -------------------  -------------------  -------------------  -------------------

Other real estate owned                                      100                   --                   --                   --
                                                 -------------------  -------------------  -------------------  -------------------

Total non-performing assets                             $ 12,876             $ 13,947              $ 9,683              $ 6,182
                                                 ===================  ===================  ===================  ===================

Total  non-performing  loans by
  category  as a  percent  of its own
  respective category:
      Core banking loans                                      0.21%                0.22%                0.14%                0.12%
      Indirect automobile loans                               0.34%                0.31%                0.30%                0.32%
      Tricom receivables                                      0.67%                0.60%                   --                   --
      Premium finance receivables                             2.71%                3.22%                2.44%                1.74%
                                                 -------------------  -------------------  -------------------  -------------------
         Total non-performing loans                           0.71%                0.84%                0.62%                0.44%
                                                 -------------------  -------------------  -------------------  -------------------

Total non-performing assets as a
    percentage of total assets                                0.55%                0.64%                0.46%                0.33%

Allowance for possible loan losses as
  a percentage of non-performing loans                       94.79%               79.35%              107.75%              158.40%



Non-performing Core Banking Loans

Total non-performing loans for the Company's core banking business were $2.6 million, or 0.21%, of the Company's core banking loans as of June 30, 2001, compared to 0.14% as of December 31, 2000 and 0.12% as of June 30, 2000. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans, of which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management the opportunity to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of June 30, 2001 and 2000, and the amount of net charge-offs for the six months then ended.

                                                                                     JUNE 30,               June 30,
                                                                                       2001                   2000
                                                                               ---------------------  ---------------------

     Non-performing premium finance receivables                                          $9,374,000        $4,365,000
      - as a percent  of premium finance receivables                                          2.71%              1.74%


     Net charge-offs of premium finance receivables                                      $1,419,000        $ 289,000
      - annualized as a percent of premium finance receivables                                0.81%              0.23%


The level of non-performing premium finance loans, although higher than levels at December 31, 2000 and June 30, 2000, has declined to 2.71% of premium finance loans outstanding from 3.22% at the end of the first quarter of 2001. As noted in the Company's first quarter report, the Company eliminated a significant number of relationships with insurance agencies that were referring business to our premium finance subsidiary that had relatively small balances and higher than normal delinquency rates. The business associated with those accounts is gradually becoming a less significant percent of the entire portfolio and should be nearly extinguished by the end of the current fiscal year. Because of the longer-term nature of converting collateral to cash in this industry (generally 60-150 days), we anticipated that delinquencies would decline in the second and third quarters of 2001. In fact, during the second quarter of 2001, the delinquencies did decline in percentage terms as previously noted and the absolute dollars of non-performing loans declined by approximately $1.4 million. We expect the non-performing ratios related to this portfolio to decline again in the third quarter to more normalized levels.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $646,000 at June 30, 2001, compared to $618,000 at December 31, 2000 and $753,000 at June 30, 2000. The ratio of these non-performing loans has increased slightly to 0.34% of total indirect automobile loans at June 30, 2001 from 0.30% at December 31, 2000 and 0.32% at June 30, 2000. As noted in the Allowance for Possible Loan Losses table, net charge-offs as a percent of total indirect automobile loans decreased to 0.42% in the first half of 2001 compared to 0.45% in the first half of 2000. These ratios continue to be below standard industry ratios for this type of loan category. Due to the current economic and competitive environment surrounding this portfolio, management continues to reduce the level of new loans originated and is dedicating additional resources to reduce the level of delinquencies.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of June 30, 2001 and December 31, 2000 was approximately $12.4 million and $11.9 million, respectively.


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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, specialty finance or fee related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust and investment services through the Company's trust subsidiary is expected to continue in a start-up phase during the next few years before becoming profitable.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for possible loan losses is adequate to absorb losses inherent in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual future loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace.
o Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business or changes in the temporary staffing industry.
o The Company may not identify attractive opportunities to expand in the future through acquisitions of other community banks, specialty finance companies or fee-based businesses or may have difficulty negotiating potential acquisitions on terms considered acceptable to the Company.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.

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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of June 30, 2001, the Company had $325 million notional principal amount of interest rate cap contracts that mature between July 2001 and January 2003. These contracts, which have various strike rates measured against the 91-day treasury bill rate, were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products and fixed rate loan products. During 2001, the Company also entered into certain covered call option transactions related to certain securities in the Company's available-for-sale portfolio. These transactions were designed to increase the total return associated with holding these securities. There were no covered-call options outstanding at June 30, 2001. In March 2001, the Company entered into an interest rate swap contract with a notional value of $25 million and a term of three years to effectively covert $25 million of its floating rate note payable to a fixed rate instrument on a hedged-adjusted basis. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

Commitments To Extend Credit And Standby Letters Of Credit
The Company is a party to financial instruments with off-balance sheet risk that are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation on any condition established in the contract. Commitments may require collateral from the borrower if deemed necessary by the Company and generally have a fixed expiration date. Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party up to a specified amount and with specific terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

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

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net interest income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of June 30, 2001.

                                                                      TIME TO MATURITY OR REPRICING
                                                                      -----------------------------

                                               0-90              91-365             1-5             5+ YEARS
                                               DAYS              DAYS              YEARS             & OTHER           TOTAL
                                               ----              ----              -----             -------           -----
                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
   Loans, net of unearned income........     $   907,499        $   386,488       $   454,142       $    58,177      $ 1,806,306
   Securities...........................          71,955             31,524            40,934            35,445          179,858
   Interest-bearing bank deposits.......              60                 --                --                --               60
   Federal funds sold...................         162,845                 --                --                --          162,845
   Other................................              --                 --                --           173,014          173,014
                                         -----------------  ----------------- -----------------  ---------------- ----------------
     Total rate sensitive assets               1,142,359            418,012           495,076           266,636        2,322,083
                                         =================  ================= =================  ================ ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   NOW..................................         193,752                 --                --                --          193,752
   Savings and money market.............         401,459                 --                --                --          401,459
   Time deposits........................         479,797            584,880           189,289               754        1,254,720
   Short term borrowings................          15,217                 --                --                --           15,217
   Notes payable........................              --                 --            25,000                --           25,000
   Demand deposits & other
      liabilities.......................              --                 --                --           247,916          247,916
   Trust preferred securities...........              --                 --                --            51,050           51,050
   Shareholders' equity.................              --                 --                --           132,969          132,969
                                         -----------------  ----------------- -----------------  ---------------- ----------------
     Total rate sensitive liabilities
         and equity ....................     $ 1,090,225        $   584,880       $   214,289       $   432,689      $ 2,322,083
                                         =================  ================= =================  ================ ================

Cumulative:
   Rate sensitive assets (RSA)               $ 1,142,359        $ 1,560,371       $ 2,055,447       $ 2,322,083
   Rate sensitive liabilities (RSL)            1,090,225          1,675,105         1,889,394         2,322,083
                                         -----------------  ----------------- -----------------  ----------------

Cumulative gap (GAP = RSA - RSL)             $    52,134        $ (114,734)       $ $ 166,053                --
                                         =================  ================= =================  ================

RSA/RSL.................................          1.05              0.93              1.09
RSA/Total assets........................          0.49              0.67              0.89
RSL/Total assets .......................          0.47              0.72              0.81

GAP/Total assets .......................            2%                (5)%               7%
GAP/ RSA ...............................            5%                (7)%               8%
-------------------------------------

The GAP amount and related ratios do not reflect $325 million notional amount of interest rate caps, as discussed on the following page. The effect of the $25 million interest rate swap is reflected in the amounts and ratios in the above table.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of off-balance sheet interest rate cap contracts. As of June 30, 2001, the Company had $325 million notional principal amount of interest rate caps that reprice on a monthly basis. These interest rate caps, which mature in intervals throughout the next 18 months, were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. When the gap position in the above table is adjusted for the impact of these interest rate caps, the Company's short-term gap position becomes positive in that the level of rate sensitive assets that reprice within one year exceeds the level of rate sensitive liabilities that reprice within one year.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at June 30, 2001 and 2000, is as follows:


                               AS OF JUNE 30, 2001
                               -------------------
                                                                                   +200 BASIS      -200 BASIS
                                                                                     POINTS          POINTS
                                                                                     ------          ------
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                               4.7%           (7.0%)
                                                                                ===============  ===============


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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Annual Meeting of Shareholders was held on May 24, 2001.
(c) At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:

        (1) The election of eight Class II directors to the Board of Directors to hold office for a three-year term.

                    Director                                        Votes For          Withheld Authority
                    --------                                        ---------          ------------------
               Bruce K. Crowther                                    7,127,497               304,605
               Bert A. Getz, Jr.                                    7,165,695               266,407
               William C. Graft                                     7,184,367               247,735
               Marguerite Savard McKenna                            7,229,452               202,650
               Albin F. Moschner                                    7,183,967               248,135
               Christopher J. Perry                                 7,230,567               201,535
               Ingrid S. Stafford                                   7,178,352               253,750
               Katharine V. Sylvester                               7,177,952               254,150

(2)      To consider a proposal to approve the Wintrust Financial Corporation Directors Deferred Fee and Stock Plan.

                Votes For                          Votes Against                       Abstentions
                ---------                          -------------                       -----------
                6,823,971                                515,556                           39,073



ITEM 5: OTHER INFORMATION.

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits  (Items  marked  with  a  "*"  denote   management   contracts  or
     --------
     compensatory plans or arrangements)

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

      4.2 Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

      10.1 Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company.) *

      10.2 Sixth Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated as of June 1, 2001 (incorporated by reference to Exhibit 99.1 of the Company's Form S-3 Registrations Statement filed with the SEC on May 16, 2001.)


(b) Reports on Form 8-K.
    --------------------

A Form 8-K report as of April 20, 2001, was filed during the quarter and provided the Company's first quarter earnings released dated April 20, 2001 and letter to the Company's shareholders mailed in May 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)

Date: August 14, 2001         /s/ Edward J. Wehmer
                              ---------------------------------------------
                              President & Chief Executive Officer


Date: August 14, 2001         /s/ David A. Dykstra
                              --------------------
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)

Date: August 14, 2001         /s/ Barbara A. Kilian
                              ---------------------
                              Senior Vice President - Finance
                              (Principal Accounting Officer)