Form 10-Q
period 2001-09-30
WINTRUST FINANCIAL CORP
filed 2001-11-13
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

Common Stock - no par value, 9,676,078 shares, as of November 9, 2001.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.   Financial Statements.__________________________________________    1-8

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. ______________________________________   9-31

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risks. __  32-34


                          PART II. -- OTHER INFORMATION

ITEM 1.   Legal Proceedings. ____________________________________________     35

ITEM 2.   Changes in Securities. ________________________________________     35

ITEM 3.   Defaults Upon Senior Securities. ______________________________     35

ITEM 4.   Submission of Matters to a Vote of Security Holders.___________     35

ITEM 5.   Other Information. ____________________________________________     35

ITEM 6.   Exhibits and Reports on Form 8-K. _____________________________  35-36

          Signatures ____________________________________________________     37

                                 PART I
                      ITEM 1 FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
(In thousands)


                                                                             SEPTEMBER 30,       December 31,       September 30,
                                                                                 2001                2000                2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $  56,169           $  65,413           $  52,097
Federal funds sold and securities purchased under resale agreements                 184,632             164,641              16,624
Interest-bearing deposits with banks                                                    156                 182                 180
Available-for-Sale securities, at fair value                                        296,442             193,105             318,585
Loans, net of unearned income                                                     1,847,724           1,558,020           1,486,929
    Less: Allowance for possible loan losses                                         13,094              10,433              10,231
------------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                     1,834,630           1,547,587           1,476,698
Premises and equipment, net                                                          94,958              86,386              83,843
Accrued interest receivable and other assets                                         38,155              34,722              37,331
Goodwill and other intangible assets, net                                            10,254              10,770              10,948
------------------------------------------------------------------------------------------------------------------------------------

    Total assets                                                                $ 2,515,396          $2,102,806          $1,996,306
====================================================================================================================================


Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing                                                            $ 209,276           $ 198,319           $ 184,821
  Interest bearing                                                                1,975,033           1,628,257           1,541,071
------------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                               2,184,309           1,826,576           1,725,892

Short-term borrowings                                                                38,358              43,639              41,910
Federal Home Loan Bank advances                                                      30,000                   -                   -
Notes payable                                                                        33,000              27,575              33,250
Long-term debt - trust preferred securities                                          51,050              51,050              51,050
Accrued interest payable and other liabilities                                       40,655              51,690              46,834
------------------------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                             2,377,372           2,000,530           1,898,936
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                         -                   -                   -
  Common stock                                                                        9,673               8,857               8,850
  Surplus                                                                           102,536              83,710              83,612
  Common stock warrants                                                                  99                 100                 100
  Treasury stock, at cost                                                                 -              (3,863)             (3,863)
  Retained earnings                                                                  25,831              13,835              10,020
  Accumulated other comprehensive loss                                                 (115)               (363)             (1,349)
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      138,024             102,276              97,370
------------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                                  $ 2,515,396          $2,102,806          $1,996,306
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                      2001         2000          2001         2000
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                          $ 38,425      $34,160     $ 112,830     $ 93,962
  Interest bearing deposits with banks                                       1            4             4           24
  Federal funds sold and securities purchased under resale agreements    1,413          320         3,731        1,056
  Securities                                                             2,690        4,424         9,136       11,249
-----------------------------------------------------------------------------------------------------------------------
    Total interest income                                               42,529       38,908       125,701      106,291
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest on deposits                                                 21,290       20,949        64,885       55,847
   Interest on Federal Home Loan Bank advances                             265            -           265            -
   Interest on short-term borrowings and notes payable                     557        1,032         2,267        3,232
   Interest on long-term debt - trust preferred securities               1,287        1,287         3,863        2,855
-----------------------------------------------------------------------------------------------------------------------
     Total interest expense                                             23,399       23,268        71,280       61,934
-----------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                     19,130       15,640        54,421       44,357
Provision for possible loan losses                                       2,100        1,307         6,002        3,671
-----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses            17,030       14,333        48,419       40,686
-----------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Fees on mortgage loans sold                                            1,725          792         5,197        2,017
  Service charges on deposit accounts                                      637          478         1,790        1,426
  Trust and asset management fees                                          486          508         1,459        1,474
  Gain on sale of premium finance receivables                            1,265          640         3,656        2,877
  Administrative services revenue                                          995        1,184         3,137        3,338
  Net securities gains (losses)                                            (57)         (69)          315          (94)
  Other                                                                  2,050          960         5,788        2,237
-----------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                            7,101        4,493        21,342       13,275
-----------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                         9,031        7,139        26,244       20,267
  Occupancy, net                                                         1,238          961         3,660        3,111
  Equipment expense                                                      1,561        1,360         4,627        3,646
  Data processing                                                          860          735         2,512        2,114
  Advertising and marketing                                                411          327         1,144          898
  Professional fees                                                        459          478         1,524        1,130
  Amortization of intangibles                                              169          178           516          535
  Premium finance defalcation                                                -        4,520             -        4,520
  Other                                                                  2,610        2,428         8,365        6,903
-----------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                          16,339       18,126        48,592       43,124
-----------------------------------------------------------------------------------------------------------------------

Income before taxes and cumulative effect of accounting change           7,792          700        21,169       10,837
Income tax expense (benefit)                                             2,784         (199)        7,640        3,497
-----------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change                     5,008          899        13,529        7,340
Cumulative effect of change in accounting for derivatives, net of tax        -            -           254            -
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                             $ 5,008        $ 899      $ 13,275      $ 7,340
=======================================================================================================================

BASIC EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                  $ 0.52       $ 0.10        $ 1.51       $ 0.84
  Cumulative effect of accounting change, net of tax                         -            -          0.03            -
-----------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - BASIC                                     $ 0.52       $ 0.10        $ 1.48       $ 0.84
=======================================================================================================================

DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                  $ 0.49       $ 0.10        $ 1.43       $ 0.82
  Cumulative effect of accounting change, net of tax                         -            -          0.03            -
-----------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - DILUTED                                   $ 0.49       $ 0.10        $ 1.40       $ 0.82
=======================================================================================================================

CASH DIVIDENDS DECLARED PER COMMON SHARE                                $ 0.07       $ 0.05        $ 0.14       $ 0.10
=======================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                   ACCUMULATED
                                                                                                             OTHER
                                         COMPRE-                        COMMON                              COMPRE-       TOTAL
                                         HENSIVE   COMMON                STOCK     TREASURY    RETAINED     HENSIVE   SHAREHOLDERS'
                                         INCOME     STOCK     SURPLUS  WARRANTS      STOCK     EARNINGS   INCOME(LOSS)    EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         $ 8,771  $ 82,792     $ 100 $         -     $ 3,555     $ (2,271)    $ 92,947

Comprehensive Income:
Net income                                 $ 7,340         -         -         -           -       7,340            -        7,340
Other Comprehensive Income, net of tax:
   Unrealized gains on securities, net of
    reclassification adjustment                922         -         -         -           -           -          922          922
                                         ----------
Comprehensive Income                       $ 8,262
                                         ----------

Cash dividends declared on common stock                    -         -         -           -        (875)           -         (875)

Purchase of treasury stock, 242,300 shares at cost         -         -         -      (3,863)          -            -       (3,863)

Common stock issued upon exercise
   of stock options                                       75       768         -           -           -            -          843

Common stock issued through
   employee stock purchase plan                            4        52         -           -           -            -           56

-------------------------------------------        --------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                        $ 8,850  $ 83,612     $ 100    $ (3,863)   $ 10,020     $ (1,349)    $ 97,370
-------------------------------------------        --------------------------------------------------------------------------------

Balance at December 31, 2000                         $ 8,857  $ 83,710     $ 100    $ (3,863)   $ 13,835       $ (363)   $ 102,276

Comprehensive Income:
Net income                                $ 13,275         -         -         -           -      13,275            -       13,275
Other comprehensive income , net of tax:
   Unrealized gains on securities, net of
    reclassification adjustment                748         -         -         -           -           -          748          748
   Unrealized losses on derivatives           (500)        -         -         -           -           -        (500)         (500)
                                          ---------
Comprehensive Income                      $ 13,523
                                          ---------

Common stock issuance, net of costs                      750    17,619         -       3,863           -            -       22,232

Cash dividends declared on common stock                    -         -         -           -      (1,279)           -       (1,279)

Common stock issued upon exercise
   of stock options                                       61     1,045         -           -           -            -        1,106

Common stock issued through
   employee stock purchase plan                            4       151         -           -           -            -          155

Conversion of common stock warrants                        1        11        (1)          -           -            -           11

------------------------------------------         --------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                        $ 9,673 $ 102,536      $ 99         $ -    $ 25,831       $ (115)   $ 138,024
------------------------------------------         --------------------------------------------------------------------------------

                                                                                       Nine Months Ended September 30,
                                                                                          ------------------------
DISCLOSURE OF RECLASSIFICATION AMOUNT AND INCOME TAX IMPACT:                                     2001        2000
------------------------------------------------------------                              ------------------------
Unrealized holding gains on available-for-sale securities arising during the period, net      $ 1,496     $ 1,493
Unrealized holding losses on derivative instruments arising during the period                    (769)          -
Less: Reclassification adjustment for security gains (losses) included in net income, net         315         (94)
Less: Income tax expense                                                                          164         665
                                                                                          ------------------------
Net unrealized gains on securities and derivative instruments                                   $ 248       $ 922
                                                                                          ------------------------


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
                                                                             2001              2000
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                   $ 13,275          $ 7,340
  Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
    Cumulative effect of accounting change                                          254                -
    Provision for possible loan losses                                            6,002            3,671
    Depreciation and amortization                                                 5,921            5,448
    Deferred income tax expense (benefit)                                           604             (521)
    Net (accretion) amortization of securities                                     (974)             954
    Originations of mortgage loans held for sale                               (357,716)        (114,328)
    Proceeds from sales of mortgage loans held for sale                         344,217          108,480
    Purchase of trading securities                                              (14,948)          (2,940)
    Proceeds from sale of trading securities                                     14,964            2,945
    Gain on sale of trading securities                                              (16)              (5)
    Gain on sale of premium finance receivables                                  (3,656)          (2,877)
    (Gain) loss on sale of available-for-sale securities, net                      (315)              94
    Gain on sale of premises and equipment                                         (198)               -
    Increase in accrued interest receivable and other assets, net                (5,044)          (1,345)
    Increase (decrease) in accrued interest payable and other liabilities, net  (10,873)          23,264
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                             (8,503)          30,180
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale securities                     222,181           84,007
  Proceeds from sale of available-for-sale securities                         1,174,424          581,458
  Purchases of available-for-sale securities                                 (1,497,514)        (777,903)
  Proceeds from sale of premium finance receivables                             186,558          175,741
  Net decrease in interest-bearing deposits with banks                               26            2,367
  Net increase in loans                                                        (462,692)        (377,919)
  Purchases of premises and equipment, net                                      (13,835)         (15,905)
---------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                         (390,852)        (328,154)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                  357,733          262,270
  Decrease in short-term borrowings, net                                         (5,281)         (17,933)
  Proceeds from notes payable, net                                                5,425           24,900
  Proceeds from Federal Home Loan Bank advances                                  30,000                -
  Proceeds from trust preferred securities offering                                   -           20,000
  Issuance of common stock, net of issuance costs                                22,232                -
  Common stock issued upon exercise of stock options                              1,106              843
  Common stock issued through employee stock purchase plan                          155               56
  Proceeds from conversion of common stock warrants                                  11                -
  Purchase of treasury stock                                                          -           (3,863)
  Dividends paid                                                                 (1,279)            (875)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       410,102          285,398
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             10,747          (12,576)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                230,054           81,297
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $240,801         $ 68,721
=========================================================================================================

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

Wintrust is a bank holding company currently engaged in the business of providing traditional community banking services and trust and investment services to customers in the Chicago metropolitan area. In addition, on a national basis, Wintrust provides financing of commercial insurance premiums as well as financing and administrative services to the temporary services industry.

As of September 30, 2001, Wintrust had seven wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank") and Northbrook Bank & Trust Company ("Northbrook Bank").

The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"). It provides financing of commercial insurance premiums ("premium finance receivables") on a national basis, through First Insurance Funding Corporation
("FIFC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation which is a wholly-owned subsidiary of Lake Forest Bank. Through Tricom, Inc. of Milwaukee ("Tricom"), Wintrust also provides financing of short-term accounts receivables ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing clients located throughout the United States. Tricom is a wholly-owned subsidiary of Hinsdale Bank.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. Operating results for the three-month and nine-month periods presented are not necessarily indicative of the results that may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.


(2) CASH AND CASH EQUIVALENTS
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold which have an original maturity of 90 days or less and securities purchased under resale agreements.

(3) EARNINGS PER SHARE
    ------------------

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    2001               2000              2001             2000
                                                               ----------------   ---------------   ----------------  --------------

     Net income                                   (A)                $ 5,008            $  899          $ 13,275          $7,340
                                                               ================   ===============   ================  ==============

     Average common shares outstanding            (B)                  9,662             8,671             8,980           8,743
     Effect of dilutive common shares                                    638               252               496             226
                                                               ----------------   ---------------   ----------------  --------------

     Weighted average common shares and
        effect of dilutive common shares          (C)                 10,300             8,923             9,476           8,969
                                                               ================   ===============   ================  ==============

     Net income per average
        common share - Basic                    (A/B)                 $ 0.52            $ 0.10            $ 1.48          $ 0.84
                                                               ================   ===============   ================  ==============

     Net income per average
        common share - Diluted                  (A/C)                 $ 0.49            $ 0.10            $ 1.40          $ 0.82
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


(4) LONG-TERM DEBT - TRUST PREFERRED SECURITIES
    -------------------------------------------

The Company issued $31 million of 9.00% Cumulative Trust Preferred Securities in October 1998 and $20 million of 10.50% Cumulative Trust Preferred Securities in June 2000. For purposes of generally accepted accounting principles, these securities are considered to be debt securities and not a component of shareholders' equity. However, the Trust Preferred Securities qualify as capital for regulatory purposes and have increased Wintrust's regulatory capital under Federal Reserve guidelines. Interest expense on the Trust Preferred Securities is also deductible for income tax purposes. For further information on the Trust Preferred Securities please refer to Note 10 of the Company's Consolidated
Financial Statements included in the Annual Report and Form 10-K for the year ended December 31, 2000.

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

The following table is a summary of certain operating information for reportable segments for the three-month and nine-month periods ended September 30, 2001 and 2000 (in thousands):

                                                        FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                               -------------------------------------       -------------------------------------
                                                      2001                 2000                  2001                 2000
                                              -----------------    -----------------      -----------------    -----------------
   NET INTEREST INCOME:
   Banking                                          $ 17,936              $ 14,931              $ 51,490             $ 41,339
   Premium Finance                                     6,909                 3,657                19,392               10,049
   Indirect Auto                                       1,807                 1,498                 4,798                5,151
   Tricom                                                976                   968                 2,825                2,601
   Trust                                                 188                   118                   540                  359
   Inter-segment eliminations                         (7,019)               (4,103)              (19,388)             (11,746)
   Other                                              (1,667)               (1,429)               (5,236)              (3,396)
                                              -----------------    -----------------      -----------------    -----------------
      Total                                         $ 19,130              $ 15,640              $ 54,421             $ 44,357
                                              =================    =================      =================    =================

   NON-INTEREST INCOME:
   Banking                                          $  4,495              $  2,275              $ 13,352             $  6,015
   Premium Finance                                     1,265                   640                 3,613                2,877
   Indirect Auto                                           1                    --                     3                   --
   Tricom                                                995                 1,201                 3,137                3,368
   Trust                                                 486                   508                 1,459                1,474
   Inter-segment eliminations                           (141)                 (131)                 (363)                (459)
   Other                                                  --                    --                   141                   --
                                              -----------------    -----------------      -----------------    -----------------
      Total                                         $  7,101              $  4,493              $ 21,342             $ 13,275
                                              =================    =================      =================    =================

                                                        FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                               -------------------------------------       -------------------------------------
                                                      2001                 2000                  2001                 2000
                                              -----------------    -----------------      -----------------    -----------------
   SEGMENT PROFIT (LOSS):
   Banking                                           $  5,427             $  4,222              $ 15,174             $ 10,476
   Premium Finance                                      2,860               (1,664)                7,632                  933
   Indirect Auto                                          626                  293                 1,558                1,330
   Tricom                                                 317                  510                   919                1,180
   Trust                                                 (114)                 (93)                 (418)                (308)
   Inter-segment eliminations                          (2,610)              (1,120)               (7,196)              (3,310)
   Other                                               (1,498)              (1,249)               (4,394)              (2,961)
                                              -----------------    -----------------      -----------------    -----------------
      Total                                          $  5,008              $   899              $ 13,275             $  7,340
                                              =================    =================      =================    =================


                                                          AT SEPTEMBER 30,
                                                    2001                 2000
                                              -----------------    -----------------
   SEGMENT ASSETS:
   Banking                                        $ 2,496,020          $ 2,002,570
   Premium Finance                                    375,397              372,459
   Indirect Auto                                      198,676              227,437
   Tricom                                              29,954               32,741
   Trust                                                5,423                2,431
   Inter-segment eliminations                        (598,457)            (649,478)
   Other                                                8,383                8,146
                                              -----------------    -----------------
      Total                                       $ 2,515,396          $ 1,996,306
                                              =================    =================


(6) ACCOUNTING POLICY FOR DERIVATIVES
    ---------------------------------

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was adopted by the Company on January 1, 2001. It requires that all derivative instruments be recorded in the statement of condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

The adoption of SFAS No. 133 on January 1, 2001, resulted in a charge of $254,000 (after tax) in the first quarter of 2001 to reflect the cumulative effect of an accounting change in accounting for the Company's derivatives. As of January 1, 2001, the Company owned interest rate cap contracts that were purchased to reduce the impact of rising interest rates on future interest expense associated with the Company's Treasury-indexed deposit accounts. The interest rate cap contracts provide for the receipt of payments when the monthly average of the 91-day Treasury bill rate exceeds predetermined strike rates. The interest rate caps owned as of January 1, 2001 were not designated as hedges pursuant to SFAS No. 133 and accounted for the cumulative effect adjustment of $254,000.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition as of September 30, 2001, compared with December 31, 2000, and September 30, 2000, and the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.


OVERVIEW AND STRATEGY

The Company's banking subsidiaries were organized within the last ten years, with an average life of its seven subsidiary banks of approximately five years. Wintrust has grown rapidly during the past few years and its Banks have been among the fastest growing community-oriented de novo banking operations in Illinois and the country. Because of the rapid growth, the historical performance of the Banks, FIFC and WAMC has been affected by costs associated with growing market share, establishing new de novo banks, opening new branch facilities, and building an experienced management team. The Company's financial performance over the past several years generally reflects improving profitability of the operating subsidiaries as they mature, offset by the costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability.

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Barrington Bank, Crystal Lake Bank and Northbrook Bank began operations in December 1991, October 1993, September 1994, October 1995, December 1996, December 1997 and November 2000, respectively. Subsequent to those initial dates of operations, each of the Banks, except Northbrook Bank, has established additional full-service banking facilities. As of September 30, 2001, the Banks had 29 banking offices.

Since the third quarter of 2000, Crystal Lake Bank opened a new branch in McHenry, Illinois and Barrington Bank opened a full service branch in Hoffman Estates, Illinois. In addition, the Company opened its seventh de novo bank, Northbrook Bank, in Northbrook, Illinois, in November 2000. Construction is underway for new permanent facilities for Northbrook Bank, the Wauconda branch of Libertyville Bank and the McHenry branch of Crystal Lake Bank. In addition, North Shore Bank moved its Winnetka, Illinois branch to a newly renovated facility, which was opened in August 2001. Expenses related to these new banking operations predominantly impact only the 2001 operating results presented in this discussion and analysis.

While committed to a continuing growth strategy, management's current focus is to balance further asset growth with earnings growth by seeking to fully leverage the existing lending capacity within each of the Banks, FIFC, WAMC and Tricom. One aspect of this strategy is to continue to pursue specialized earning asset niches, and to maintain the mix of earning assets such that loans, which are higher-yielding, are kept at a level of between 85% and 90% of our deposit funds. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at those Banks with significant market share and more established customer bases.

FIFC is the Company's most significant specialized earning asset niche. It began operations in 1990 and is engaged in the business of financing insurance premiums written through independent insurance agents or brokers on a national basis for commercial customers. It has generated $954 million in premium finance receivable volume through the first nine months of 2001, well ahead of its goal of $1.0 billion for the full year 2001. The increase in volume of originations in 2001 is primarily due to market increases in insurance premiums charged by insurance carriers. The majority of these premium finance receivables are retained within the Banks' loan portfolios as part of the strategy noted above. However, since the second quarter of 1999, as a result of the continued solid growth in loan originations, FIFC has, from time to time, sold a portion of new receivables to an unrelated third party. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. It is probable that similar sales of these receivables will occur in the future, depending on the level of new volume growth in relation to the capacity to retain such loans within the Banks' loan portfolios.

The acquisition of Tricom (in October 1999) was another step in the Company's strategy to pursue specialized earning asset niches. Tricom is a Milwaukee-based company that has been in business for approximately eleven years and specializes in providing, on a national basis, short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. By virtue of the Company's funding resources, Tricom has access to additional capital necessary to expand its financing services in a national market. Tricom's revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. In addition to expanding the Company's earning asset niches, Tricom augments the Company's fee-based revenues.

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

In September 1998, the Company formed WAMC, a separately chartered trust subsidiary. Prior to the formation of WAMC, trust and investment management services were provided through the trust department of Lake Forest Bank. With a separately chartered trust subsidiary, the Company is now better able to offer trust and investment management services to all communities served by the Banks, which management believes are some of the best trust markets in Illinois. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WAMC can successfully compete for trust business by targeting small to mid-size businesses and newly affluent individuals whose needs command the personalized attention that is offered by WAMC's experienced trust professionals. Services offered by WAMC typically will include traditional trust products and services, as well as investment management, financial planning and 401(k) management services. Similar to starting a de novo bank, the introduction of expanded trust services has caused relatively high overhead levels when compared to initial fee income generated to date. The overhead consists primarily of the salaries and benefits of experienced trust professionals. Management currently anticipates that WAMC's efforts to attract trust business will begin to generate sufficient trust fees to absorb the overhead of WAMC and make that entity a contributor to the Company's profits within the next few years.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the quarter ended September 30, 2001 totaled $5.0 million, an increase of $4.1 million compared to the same period of 2000. On a per share basis, net income for the third quarter of 2001 totaled $0.49 per diluted common share compared to $0.10 per diluted common share in the third quarter of 2000. The third quarter 2000 results were impacted by a non-recurring pre-tax charge of $4.5 million ($2.7 million after-tax) related to a fraudulent loan scheme perpetrated by one independent insurance agency against the Company's premium finance subsidiary. Excluding the charge from the prior year results, net income for the third quarter of 2001 increased $1.4 million, or 38%, compared to the third quarter of 2000. On a per share basis, the pro forma increase for the third quarter of 2001 was $0.08 per diluted common share, or 20%, compared to the third quarter of 2000. The return on average equity for the third quarter of 2001 was 14.87%, compared to 3.66% (14.76% excluding the non-recurring charge) for the prior year quarter.

For the nine months ended September 30, 2001, net income totaled $13.3 million, or $1.40 per diluted common share, an increase of $5.9 million, or 81%, when compared to the same period in 2000. On a per share basis, net income for the nine months ended September 30, 2001, totaled $1.40 per diluted common share compared to $0.82 for the same period of 2000. Excluding the non-recurring charge reported in 2000, net income for the first nine months of 2001 increased $3.2 million, or 32%, when compared to the same period of 2000. On a per share basis, the pro-forma increase for the first nine months of 2001 was $0.28, or 25%, compared to the same period of 2000.

The Company continues to pursue various avenues of recovery of the 2000 loss and remains optimistic about its recovery prospects; however the amount and timing of a recovery, if any, are not known at this time.

NET INTEREST INCOME

The following tables present a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the three-month and nine-month periods ended September 30, 2001 and 2000:


                                                      FOR THE QUARTER ENDED                        For the Quarter Ended
                                                        SEPTEMBER 30, 2001                          September 30, 2000
                                             -----------------------------------------    ----------------------------------------
(dollars in thousands)                            AVERAGE      INTEREST       RATE            Average       Interest      Rate
----------------------                       -------------------------------------------------------------------------------------
Liquidity management assets (1) (2)               $372,353       $ 4,123         4.39%       $ 280,801       $ 4,766         6.75%
Loans, net of unearned income (2)                1,848,468        38,636       8.29          1,452,769        34,292       9.39
                                             -------------------------------------------------------------------------------------
   Total earning assets                          2,220,821        42,759         7.64%       1,733,570        39,058         8.96%
                                             -------------------------------------------------------------------------------------

Interest-bearing deposits                        1,905,097        21,290         4.43%       1,494,168        20,949         5.58%
Federal Home Loan Bank advances                     22,500           265       4.66                 --            --         --
Short-term borrowings and notes payable             44,729           557       4.94             63,774         1,032       6.44
Long-term debt - trust preferred securities         51,050         1,287      10.09             51,050         1,287      10.08
                                             -------------------------------------------------------------------------------------
   Total interest-bearing liabilities            2,023,376        23,399         4.59%       1,608,992        23,268         5.75%
                                             -------------------------------------------------------------------------------------

Tax equivalent net interest income                              $ 19,360                                    $ 15,790
                                                              =============                               =============
Net interest margin                                                              3.46%                                       3.62%
                                                                            ==========                                  ==========
Core net interest margin(3)                                                      3.69%                                       3.92%
                                                                            ==========                                  ==========
-------------------------------

(1) Liquidity management assets include securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. This total adjustment is $230,000 and $150,000 for the quarters ended September 30, 2001 and 2000, respectively.
(3) The core net interest margin excludes the interest expense associated with the Company's Trust Preferred Securities.

                                                    FOR THE NINE MONTHS ENDED                   For the Nine Months Ended
                                                        SEPTEMBER 30, 2001                          September 30, 2000
                                             -----------------------------------------    ----------------------------------------
(dollars in thousands)                            AVERAGE      INTEREST       RATE            Average       Interest      Rate
----------------------                       -------------------------------------------------------------------------------------
Liquidity management assets (1) (2)               $331,602      $ 12,918         5.21%       $ 253,279      $ 12,386        6.53%
Loans, net of unearned income (2)                1,732,973       113,431       8.75          1,378,206        94,317      9.14
                                             -------------------------------------------------------------------------------------
   Total earning assets                          2,064,575       126,349         8.18%       1,631,485       106,703        8.74%
                                             -------------------------------------------------------------------------------------

Interest-bearing deposits                        1,782,386        64,885         4.87%       1,409,148        55,847        5.29%
Federal Home Loan Bank advances                      7,582           265       4.66                 --            --        --
Short-term borrowings and notes payable             53,095         2,267       5.71             69,273         3,232      6.23
Long-term debt - trust preferred securities         51,050         3,863      10.09             38,948         2,855      9.77
                                             -------------------------------------------------------------------------------------
   Total interest-bearing liabilities            1,894,113        71,280         5.03%       1,517,369        61,934        5.45%
                                             -------------------------------------------------------------------------------------

Tax equivalent net interest income                              $ 55,069                                    $ 44,769
                                                              =============                               =============
Net interest margin                                                              3.57%                                      3.67%
                                                                            ==========                                  =========
Core net interest margin(3)                                                      3.82%                                      3.90%
-------------------------------                                             ==========                                  =========

(1) Liquidity management assets include securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. This total adjustment is $648,000 and $412,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.
(3) The core net interest margin excludes the interest expense associated with the Company's Trust Preferred Securities.

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for the Company. Tax-equivalent net interest income for the quarter ended September 30, 2001 totaled $19.4 million, an increase of $3.6 million, or 23%, as compared to the $15.8 million recorded in the same quarter of 2000. This increase mainly resulted from loan growth and the issuance of $22.2 million of common equity in June 2001, and was offset in part by lower yields. Tax-equivalent interest and fees on loans for the quarter ended September 30, 2001 totaled $38.6 million, an increase of $4.3 million, or 13%, over the prior year quarterly total of $34.3 million. This growth was predominantly due to a $396 million, or 27%, increase in average total loans.

Net interest margin represents net interest income as a percentage of the average earning assets during the period. For the third quarter of 2001, the net interest margin was 3.46%, a decrease of 16 basis points when compared to the margin of 3.62% in the prior year quarter. This decrease resulted primarily from the effects of continued decreases in short-term rates causing compression in the spread between the rates on interest bearing liabilities and interest earning assets. Compression results when deposit rates cannot be reduced commensurate with changes in market rates due to the rates paid on certain deposit accounts being lower than the change in the market rates. The core net interest margin, which excludes the interest expense on the Company's trust preferred securities, was 3.69% for the third quarter of 2001, and decreased 23 basis points when compared to the prior year quarterly core margin of 3.92%.

The yield on total earning assets for the third quarter of 2001 was 7.64% as compared to 8.96% in 2000, a decrease of 132 basis points resulting primarily from the effect of decreases in general market rates on liquidity management assets and loans. The third quarter 2001 loan yield of 8.29% decreased 110 basis points when compared to the prior year quarterly yield of 9.39% and was due primarily to lower market rates. The average prime lending rate for the third quarter of 2001 was 6.57%, reflecting a decrease of 293 basis points compared to the average prime lending rate of 9.50% for the third quarter of 2000. The Company's loan portfolio does not re-price in a parallel fashion to changes in the prime rate due to a portion of the portfolio being longer-term fixed rate loans.

The rate paid on interest-bearing deposits averaged 4.43% for the third quarter of 2001 versus 5.58% for the same quarter of 2000, a decrease of 115 basis points. This decrease was caused primarily by continued decreases in market rates. During the third quarter of 2001, the Banks borrowed $30 million in Federal Home Loan Bank advances paying an annual percentage rate of 4.66%. The Banks will continue to evaluate further advances from the Federal Home Loan Bank as a funding source in the future. The rate paid on short-term borrowings and notes payable decreased 150 basis points to 4.94% in the third quarter of 2001 as compared to 6.44% in the same quarter of 2000. The trust preferred securities have fixed rates of interest averaging 10.09%

For the first nine months of 2001, tax-equivalent net interest income totaled $55.1 million and increased $10.3 million, or 23%, over the $44.8 million recorded in the same period of 2000. This increase was also mainly due to the growth in the Company's earning asset base. Interest and fees on loans, on a tax equivalent basis, totaled $113.4 million for the first nine months of 2001, and increased $19.1 million, or 20%, over the same period of 2000. Average loans for the first nine months of 2001 grew $355 million, or 26%, over the average for the first nine months of 2000. The net interest margin for the first nine months of 2001 was 3.57%, a decrease of 10 basis points when compared to the same period in 2000. The core net interest margin for the first nine months of 2001 was 3.82%, a decrease of eight basis points from the same period of 2000. Consistent with the third quarter margin, the year-to-date margin decrease was mainly the result of sustained decreases in short-term interest rates.

The following table presents a reconciliation of the Company's tax-equivalent net interest income, calculated on a tax equivalent basis, between the three and nine-month periods ended September 30, 2000 and September 30, 2001. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the change due to the combination of volume and rate changes (in thousands):

                                                                                             Three Month           Nine Month
                                                                                               Period               Period
                                                                                          --------------------  -------------------

    Tax-equivalent net interest income for the period ended Sept. 30, 2000..............          $ 15,790             $ 44,769
        Change due to average earning assets fluctuations (volume)......................             5,088               12,144
        Change due to interest rate fluctuations (rate).................................              (693)                (583)
        Change due to rate/volume fluctuations (mix)....................................              (825)              (1,261)

                                                                                          --------------------  -------------------
    Tax equivalent net interest income for the period ended Sept. 30, 2001..............          $ 19,360             $ 55,069
                                                                                          ====================  ===================


NON-INTEREST INCOME

For the third quarter of 2001, non-interest income totaled $7.1 million and increased $2.6 million, or 58%, over the prior year quarter. For the first nine months of 2001, non-interest income totaled $21.3 million and increased $8.1 million, or 61%, when compared to the same period in 2000. In the quarterly and year-to-date periods, significant increases were realized in fees from the origination and sale of mortgage loans into the secondary market, gains from the sale of premium finance receivables and income from certain covered call option transactions.

The following table presents non-interest income by category (in thousands):

                                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                       -----------------------------------      ----------------------------------
                                                             2001               2000                 2001                2000
                                                       -----------------   ----------------     ----------------    ---------------
Fees on mortgage loans sold                                   $ 1,725             $  792              $ 5,197            $ 2,017
Service charges on deposit accounts                               637                478                1,790              1,426
Trust and asset management fees                                   486                508                1,459              1,474
Administrative services revenue                                   995              1,184                3,137              3,338
Gain on sale of premium finance receivables                     1,265                640                3,656              2,877
Securities gains (losses), net                                   (57)               (69)                  315               (94)
Other income                                                    2,050                960                5,788              2,237
                                                       -----------------   ----------------     ----------------    ---------------
     Total non-interest income                                $ 7,101            $ 4,493              $21,342           $ 13,275
                                                       =================   ================     ================    ===============

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended September 30, 2001, these fees totaled $1.7 million, an increase of $933,000, or 118%, from the prior year quarter. For the first nine months of 2001, fees on mortgage loans sold totaled $5.2 million and increased $3.2 million, or 158%, when compared to the same period of 2000. These increases were due to significantly higher levels of mortgage origination volumes in 2001, particularly refinancing activity, caused by the recent decreases in mortgage interest rates. Management anticipates that the high levels of refinance activity will continue through the end of the year, and may taper off to more normalized levels in 2002 barring any further reductions in mortgage interest rates.

Service charges on deposit accounts totaled $637,000 for the third quarter of 2001, an increase of $159,000, or 33%, when compared to the same quarter of 2000. For the first nine months of 2001, deposit service charges totaled $1.8 million, and increased $364,000, or 26%, when compared to the same period of 2000. These increases were due to a higher deposit base and a larger number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Trust and asset management fees totaled $486,000 for the third quarter of 2001, reflecting a decrease of $22,000, over the same quarter of 2000. On a year-to-date basis, trust and asset management fees totaled $1.5 million in 2001 and 2000. Although the number of customers has increased in this area, the down-turn in the stock market over the past year has had a negative impact on the valuation of the equity securities under management, similar to that of the broader market, and the fees earned thereon. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. However, as the introduction of expanded trust and investment services continues to unfold, it is expected that overhead levels will be high when compared to the fee income that is generated. It is anticipated that trust and asset management fees will eventually increase to a level sufficient to absorb this overhead within the next few years.

The administrative services revenue contributed by Tricom added $995,000 to total non-interest income in the third quarter of 2001, a decrease of $189,000 from the prior year quarter. For the first nine months of 2001, Tricom's administrative services revenue totaled $3.1 million, relatively consistent with the $3.3 million recorded in the first nine months of 2000. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The revenue growth at Tricom has stagnated in recent quarters due to the general slowdown in the economy and the reduction in the placement of temporary staffing individuals by Tricom's customers. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

During the third quarter of 2001, the Company sold approximately $64 million of premium finance receivables to an unrelated third party and recognized gains of $1.3 million related to this activity, compared to the sale of $39 million of premium finance receivables in the third quarter of 2000 that resulted in gains of $640,000. Through the first nine months of 2001, approximately $187 million of premium finance receivables were sold resulting in year-to-date gains of $3.7 million, compared to the sale of $172 million of premium finance receivables in the same period of 2000, which resulted in gains of $2.9 million. The sales are the result of continued strong loan originations by the Company's premium finance receivable subsidiary. The Company currently has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the third quarter of 2001, the ratio was approximately 87%. Accordingly, the Company sold excess premium finance receivables volume to an unrelated third party financial institution. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

Other non-interest income for the third quarter of 2001 totaled $2.1 million and increased $1.1 million, or 114%, over the prior year quarterly total of
$960,000. This increase was due primarily to a $782,000 increase in premium income from certain covered call option transactions. For the first nine months of 2001, other non-interest income totaled $5.8 million and increased $3.6 million over the same period of 2000. Premium income from covered call option transactions accounted for $2.8 million of the increase in the year-to-date period. The

Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company generally writes the call options against certain U.S. Treasury and agency issues held in its portfolio for liquidity and other purposes. The premium income from these covered call option transactions totaled $1.1 million and $3.4 million in the third quarter and year-to-date periods of 2001, respectively, and $349,000 and $603,000 in the third quarter and year-to-date periods of 2000, respectively. Other non-interest income also includes rental income from equipment lease transactions and other miscellaneous items.


NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2001 totaled $16.3 million and decreased $1.8 million from the third quarter 2000 total of $18.1 million. The prior year third quarter results reflect a non-recurring charge of $4.5 million attributable to a fraud perpetrated against the Company's premium finance subsidiary. Excluding this non-recurring charge, non-interest expense increased $2.7 million, or 20%, from the prior year quarter. On a year-to-date basis, non-interest expense totaled $48.6 million compared to $43.1 million for the first nine months of 2000. Excluding the non-recurring charge recorded in 2000, non-interest expense increased $10.0 million, or 26%, from the same period in 2000. The continued growth and expansion of the de novo banks with two additional branches, the opening of the Company's seventh de novo bank (Northbrook Bank & Trust) in November 2000 and the growth in the premium finance business were the primary causes for this increase. Since September 30, 2000, total deposits have grown 27% and total loan balances have risen 24%, requiring higher levels of staffing and other costs to both attract and service the larger customer base.

The following table presents non-interest expense by category (in thousands):

                                                                THREE MONTHS                               NINE MONTHS
                                                            ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                    ------------------------------------       -----------------------------------
                                                           2001               2000                   2001               2000
                                                    -------------------  ----------------      -------------------  --------------
    Salaries and employee benefits                           $ 9,031           $ 7,139               $ 26,244           $ 20,267
    Occupancy, net                                             1,238               961                  3,660              3,111
    Equipment expense                                          1,561             1,360                  4,627              3,646
    Data processing                                              860               735                  2,512              2,114
    Advertising and marketing                                    411               327                  1,144                898
    Professional fees                                            459               478                  1,524              1,130
    Premium finance defalcation                                   --             4,520                     --              4,520
    Other                                                      2,779             2,606                  8,881              7,438
                                                    -------------------  ----------------      -------------------  --------------
         Total non-interest expense                         $ 16,339          $ 18,126               $ 48,592           $ 43,124
                                                    ===================  ================      ===================  ==============

Salaries and employee benefits expense totaled $9.0 million for the third quarter of 2001, an increase of $1.9 million, or 27%, as compared to the prior year quarter total of $7.1 million. For the first nine months of 2001, salaries and employee benefits expense totaled $26.2 million and increased $6.0 million, or 29%, when compared to the first nine months of 2000. These increases were primarily due to the opening of the Northbrook Bank & Trust (in November 2000) and two additional branch offices in 2001, increased staffing at the premium finance subsidiary, increases in commissions paid related to fees on mortgage loans sold and normal salary increases. This increase in salaries and employee benefits expense supported the 26% increase in assets from a year ago and the 31% increase in year-to-date net revenues compared to the prior year period. As a percent of average total assets, salaries and employee benefits (on an annualized basis) were 1.56% and 1.50% for the first nine months of 2001 and 2000, respectively.

For the third  quarter of 2001,  occupancy  costs,  equipment  expense  and data
processing  increased  $277,000  (29%),   $201,000  (15%)  and  $125,000  (17%),
respectively, over the prior year third quarter. For the first nine months of 2001, the respective increases were $549,000 (18%), $981,000 (27%) and $398,000
(19%). These increases were due to the general growth of the Company, including the opening of several new banking facilities, ongoing technological initiatives in on-line banking and the continued development and expansion of the trust and investment business and the Company's premium finance subsidiary.

Professional fees totaled $459,000 for the third quarter of 2001, compared to $478,000 for the third quarter of 2000. For the first nine months of 2001, professional fees totaled $1.5 million, an increase of $394,000, or 35%, compared to the same period of 2000. Professional fees include legal fees, audit and tax fees, external loan review costs and normal regulatory exam assessments. The increase in professional fees for the year-to-date period is attributable to the general growth in the Company's total assets and fee-based businesses and increased collection efforts at the premium finance subsidiary.

Other non-interest expense, for third quarter of 2001 totaled $2.8 million, an increase of $173,000, or 7%, compared to the same period of 2000. For the nine months ended September 30, 2001, other non-interest expense totaled $8.9 million and increased $1.4 million, or 19%, due mainly to the factors mentioned earlier. This category of expense includes loan expenses, correspondent bank service charges, postage, insurance, stationery and supplies, goodwill amortization and other sundry expenses. Goodwill and other intangibles amortization expense totaled $169,000 and $178,000 for the third quarter of 2001 and 2000, respectively, and $516,000 and $535,000 for the year-to-date periods of 2001 and 2000, respectively. As explained more fully later in this report, Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, becomes effective January 1, 2002 and requires that goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. Of the $516,000 of goodwill and intangible amortization expense recorded for the nine months ended September 30, 2001, $61,000 would continue to be amortized and $455,000 would no longer be amortized in accordance with the new accounting rules.

Despite the Company's growth and the related increases in many of the non-interest expense categories, the net overhead ratio for the first nine months of 2001, improved to 1.62% as compared to the first nine months of 2000 ratio of 1.88% (excluding the non-recurring fraud charge recorded in 2000). The net overhead ratio is within management's stated performance goal range of 1.50%
- 2.00%.


INCOME TAXES

The Company recorded income tax expense of $2.8 million for the three months ended September 30, 2001, compared to a tax benefit of $199,000 in the same period of 2000. For the first nine months of 2001, income tax expense was $7.6 million, compared to $3.5 million for the same period of 2000. The increase in tax expense was due primarily to the increase in operating income. The effective tax rate for the first nine months of 2001 was 36%, compared to 32% in the same period of 2000.

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

For the third quarter of 2001, the banking segment's net interest income totaled $17.9 million, an increase of $3.0 million, or 20%, as compared to the $14.9 million recorded in the same quarter of 2000. On a year-to-date basis, the banking segment net interest income totaled $51.5 million and increased $10.2 million, or 25%, as compared to the 2000 period. These increases were the direct result of an increase of 27% in average earning assets for the year-to-date period of 2001, compared to the same period of 2000, particularly in the loan portfolio, as earlier discussed in the "Net Interest Income" section. The banking segment's non-interest income totaled $4.5 million for the third quarter of 2001 and increased $2.2 million, or 98%, when compared to the prior year quarter. The increase was due primarily to a $933,000 increase in fees on mortgage loans sold resulting from higher levels of refinancing activity caused by the recent decline in mortgage interest rates and a $782,000 increase in fees from covered call option transactions which are entered into to enhance the overall return on the investment portfolio. On a year-to-date basis, non-interest income totaled $13.4 million and increased $7.3 million, or 122%, as compared to the first nine months of 2000. Similar to the quarterly comparisons, the year-to-date increase was primarily a result of an increase in fees on mortgage loans sold of $3.2 million and an increase in premium income from covered call option transactions of $2.8 million. The banking segment's after-tax profit for the quarter ended September 30, 2001, totaled $5.4 million, an increase of $1.2 million, or 29%, as compared to the prior year quarterly total of $4.2 million. For the first nine months of 2001, after-tax operating profit for the banking segment totaled $15.2 million and increased $4.7 million, or 45%, over the same period of 2000. This improved profitability resulted mainly from higher levels of net interest income and non-interest income created from the continued growth and maturation of the Company's de novo banks and branches.

Net interest income from the premium finance segment totaled $6.9 million for the quarter ended September 30, 2001, an increase of $3.3 million, or 89%, compared to $3.7 million for the same quarter of 2000. On a year-to-date basis, the premium finance segment net interest income totaled $19.4 million compared to $10.0 million recorded for the first nine months of 2000. The increases in net interest income are a result of higher levels of outstanding receivables and lower funding costs associated with this portfolio in 2001. The lower funding costs are directly attributable to the sharp decline in short-term market interest rates in 2001. Non-interest income for the three months ended September 30, 2001 totaled $1.3 million compared to $640,000 for the same period of 2000. For the first nine months of 2001, non-interest income for the premium finance segment totaled $3.6 million compared to the $2.9 million recorded in the same period of 2000. The increases are primarily a result of gains from the sale of additional premium finance receivables in 2001, as mentioned earlier in this report. After-tax profit for the premium finance segment totaled $2.9 million for the three month period ended September 30, 2001 compared to an after-tax loss of $1.7 million for the same period in 2000. The third quarter of 2000 results include a $2.7 million after-tax charge related to a fraudulent loan scheme perpetrated against the premium finance subsidiary. For the nine months ended September 30, 2001 and 2000, the after-tax profit for this segment was $7.6 million and $933,000, respectively. Excluding the 2000 non-recurring charge, the year-to-date after-tax profit for this segment increased $4.0 million, or 109%, in 2001. The year-to-date increase was due to higher levels of premium finance receivables created from targeted marketing programs, increases in insurance premiums charged by insurance carriers and lower funding costs attributed to this portfolio in 2001.

The indirect auto segment recorded $1.8 million of net interest income for the third quarter of 2001, an increase of $309,000, or 21%, as compared to the 2000 quarterly total. On a year-to-date basis, net interest income declined $353,000, or 7%, to $4.8 million from the comparable period of 2000. The decline is due primarily to management's efforts to reduce the level of outstanding loans in this portfolio. Average outstanding loans in this segment decreased $49 million, or 20%, in the first nine months of 2001 compared to the same period of 2000. After-tax segment profit totaled $626,000 for the three-month period ended September 30, 2001 compared to $293,000 for the same period of 2000. For the first nine months of 2001, after-tax operating profits were $1.6 million in 2001, an increase of $228,000 compared to the first nine months of 2000. This segment's profitability was negatively affected by a lower level of outstanding balances, but was offset by lower funding costs in 2001 as well as a lower credit loss provision allocated to this portfolio due to a lower level of charge-offs experienced in 2001. See further discussion of credit quality information in the "ASSET QUALITY" section of this report.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. For the quarter ended September 30, 2001, the Tricom segment added $976,000 to the Company's net interest income, compared to $968,000 for the same period of 2000. On a year-to-date basis, Tricom's net interest income was $2.8 million, compared to $2.6 million for the first nine months of 2000. Non-interest income for the third quarter and year-to-date periods of 2001 were $995,000 and $3.1 million, respectively, compared to $1.2 million and $3.4 million in the comparable periods of 2000. The segment's after-tax profit was $317,000 for the third quarter of 2001 and $510,000 for the third quarter of 2000. For the first nine months, the segment's after-tax profit was $919,000 in 2001 and $1.2 million in 2000. The revenue growth at Tricom has stagnated in recent quarters due to the general slowdown in the economy and the reduction in the placement of temporary staffing individuals by Tricom's customers.

The trust segment reported net interest income of $188,000 for the third quarter of 2001 and $118,000 for the same period last year. On a year-to-date basis, net interest income was $540,000 and $359,000, for 2001 and 2000, respectively. The net interest income reported by the trust segment is due to the trust company's earning assets as well as the net interest allocated to the trust company from trust account balances on deposit at the Banks. The trust segment reported non-interest income of $486,000 for the third quarter of 2001 as compared to $508,000 for the same quarter of 2000. On a year-to-date basis, non-interest income for the trust segment was $1.5 million in 2001 and 2000. The trust segment's non-interest income represents fees earned on assets under management, custody fees and other trust related fees. The trust segment's after-tax loss totaled $114,000 for the three-month period ended September 30, 2001, as compared to an after-tax loss of $93,000 for the same period of 2000. For the first nine months of 2001 and 2000, after-tax losses for this segment were $418,000 and $308,000, respectively. The trust segment's profitability has been negatively affected by the down-turn in the stock market over the past year, similar to that of the broader market. Lower valuations of the equity securities under management affect the fees earned thereon. As more fully discussed in the "Overview and Strategy" section of this analysis, management expects the start-up phase for the trust segment to continue for a few years before its operations become profitable.

FINANCIAL CONDITION

Total assets were $2.52 billion at September 30, 2001, an increase of $519 million, or 26%, over the $2.00 billion a year earlier, and $413 million, or 20%, over the $2.10 billion at December 31, 2000. Growth at the newer banks and branches coupled with continued market share growth at the more mature banks were the primary factors for these increases. Total funding liabilities, which include deposits, short-term borrowings, notes payable and long-term debt, were $2.34 billion at September 30, 2001, and increased $485 million, or 26%, over the prior year, and $388 million, or 20%, since December 31, 2000. These increases were primarily utilized to fund growth in the loan portfolio.


INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of earning asset balances and the relative percentage of total earning assets as of the date specified (dollars in thousands):

                                                 SEPTEMBER 30, 2001              December 31, 2000             September 30, 2000
                                           ------------------------------- ------------------------------ --------------------------
    Loans:                                      BALANCE         PERCENT         Balance        Percent        Balance        Percent
                                           ------------------ ------------ ------------------ ----------- -----------------  -------
      Commercial and commercial
          real estate                            $ 847,838        36%            $ 647,947       34%           $ 592,553       33%
      Premium finance, net                         335,742        14               313,065       16              289,050       16
      Indirect auto, net                           191,208         8               203,572       11              219,026       12
      Home equity                                  236,446        10               179,168        9              171,437        9
      Residential real estate                      156,732         7               141,919        7              143,819        8
      Tricom finance receivables                    19,244         1                20,354        1               22,609        1
      Installment and other                         60,514         3                51,995        3               48,435        3
                                           ------------------ ------------ ------------------ ----------- -----------------  -------
    Total loans, net of
         unearned income                         1,847,724        79             1,558,020       81            1,486,929       82
    Securities and money
        market investments                         481,230        21               357,928       19              335,389       18
                                           ------------------ ------------ ------------------ ----------- -----------------  -------

    Total earning assets                       $ 2,328,954       100%          $ 1,915,948      100%         $ 1,822,318      100%
                                           ================== ============ ================== =========== =================  =======

Earning assets as of September 30, 2001, increased $507 million, or 28%, over the balance a year earlier, and $413 million, or 22%, over the balance at the end of 2000. The ratio of earning assets as a percent of total assets remained consistent at approximately 91% - 93% as of each reporting period date shown in the above table.

Total net loans were $1.85 billion at September 30, 2001, an increase of $290 million, or 19%, since December 31, 2000, and an increase of $361 million, or 24%, since September 30, 2000. Solid loan growth occurred in the core commercial loan, home equity and residential real estate portfolios, as well as in premium finance receivables, and offset decreases in the indirect auto loan portfolio. Total net loans comprised 79% of total earning assets at September 30, 2001 as compared to 81% at the end of 2000 and 82% a year earlier.

Commercial and commercial real estate loans, the largest loan category, totaled $848 million at September 30, 2001, and comprised 36% of total earning assets and 46% of total loans. This category has increased $255 million, or 43%, since September 30, 2000 and $200 million, or 31%, since the end of 2000. The strong growth experienced over the past year has resulted mainly from a healthy local economy and the hiring of additional experienced lending officers.

Net premium finance receivables totaled $336 million at September 30, 2001 and comprised 18% of the total loan portfolio. This portfolio increased $47 million, or 16%, since September 30, 2000 and $23 million, or 7%, since the end of 2000. This growth was primarily the result of market increases in insurance premiums charged by insurance carriers. The Company has originated approximately $954 million in premium finance receivables in 2001. The majority of premium finance receivables originated by FIFC are sold to the Banks and consequently remain an earning asset of the Company. However, as a result of the continued solid growth in loan originations, FIFC has been selling a portion of new receivables to an unrelated third party. During the third quarter of 2001 FIFC originated $318 of premium finance receivables and sold $64 million, or 20%, of these premium finance receivables to an unrelated third party. The Company sold approximately $187 million of premium finance receivables in the first nine months of 2001, compared to $172 million during the first nine months of 2000. The sale of these receivables to an unrelated third party results in the recognition of gains and provides the Company with additional liquidity. FIFC continues to service the receivables sold to the third parties. The Company has been selling its excess origination volumes to third parties since the second quarter of 1999. It is probable that sales of these receivables to third parties will occur in the future; however, such sales are dependent on the level of new volume growth and the capacity to retain such loans within the Banks' loan portfolios.

Net indirect auto loans comprised 8% of total earning assets and 10% of total loans as of September 30, 2001. This portfolio decreased $28 million, or 13%, from a year ago, and $12 million, or 6%, since the end of 2000. The decreases in this portfolio were the result of the Company's desire to reduce its reliance upon indirect automobile lending as a percent of the overall earning asset portfolio due to the current economic environment, competitive pricing and margin concerns. Management intends to maintain the outstanding level of the portfolio near the existing level. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans.

Tricom finance receivables consist of high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. These receivables represented approximately 1% of the Company's total earning assets at September 30, 2001, December 31,2000 and September 30, 2000.

Home equity loans totaled $236 million at September 30, 2001 and comprised 10% of total earning assets and 13% of total loans. This portfolio increased $65 million, or 38%, since a year earlier and $57 million, or 32%, as compared to the end of 2000. The growth is due mainly to targeted marketing programs over the past year and a favorable interest rate environment. The marketing programs generally use a short-term low initial interest rate as an incentive to the borrower. Unused commitments on home equity lines of credit have increased $67 million, or 31%, over the $213 million balance at September 30, 2000 and totaled $280 million at September 30, 2001.

Residential real estate loans totaled $157 million as of September 30, 2001 and increased $13 million, or 9%, over a year ago and $15 million, or 10%, since December 31, 2000. Mortgage loans held for sale are included in this category and totaled $24 million as of September 30, 2001, $10 million as of December 31, 2000 and $14 million as of September 30, 2000. The Company collects a fee on the sale of these loans into the secondary market, as discussed earlier in the "Non-interest Income" section of this analysis. As these loans are predominantly long-term fixed rate loans, the Company eliminates the interest rate risk associated with these loans by selling them into the secondary market. The remaining residential real estate loans in this category are maintained within the Banks' portfolios and include mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The growth in this loan category has been due mainly to the relatively low mortgage interest rate environment and a continued strong local housing market. This category continues to represent approximately 7% - 8% of total earning assets.

Securities  and  money  market   investments   (i.e.   federal  funds  sold  and
interest-bearing deposits with banks) totaled $481 million at September 30, 2001, an increase of $123 million, or 34%, since December 31, 2000 and $146 million, or 43%, since a year earlier. This category as a percent of total earning assets was 21% at September 30, 2001, compared to 19% at December 31, 2000 and 18% at September 30, 2000. The Company maintained no trading account securities at September 30, 2001 or as of any of the other previous reporting dates. The balances of securities and money market investments fluctuate frequently based upon deposit inflows, loan demand and proceeds from loan sales. As a result of anticipated growth in the development of the de novo banks, it has been Wintrust's policy to generally maintain its securities and money market portfolio in short-term, liquid, and diversified high credit quality securities in order to facilitate the funding of quality loan demand as it emerges and to keep the Banks in a liquid condition in the event that deposit levels fluctuate.


DEPOSITS

Total deposits at September 30, 2001 were $2.18 billion, an increase of $458 million, or 27%, over the September 30, 2000 total and an increase of $358 million, or 20%, since December 31, 2000. The following table sets forth, by category, the composition of deposit balances and the relative percentage of total deposits as of the date specified (dollars in thousands):

                                    SEPTEMBER 30, 2001                 December 31, 2000                 September 30, 2000
                             ---------------------------------  ---------------------------------  --------------------------------
                                                   PERCENT                            Percent                           Percent
                                 BALANCE          OF TOTAL           Balance         of Total           Balance         of Total
                             -----------------  --------------  ------------------ --------------  ------------------ -------------
  Demand                           $ 209,276           10%            $ 198,319          11%              $ 184,821        11%
  NOW                                246,319           11               180,897          10                 179,281        10
  Money market                       311,336           14               295,772          16                 286,727        17
  Savings                            128,697            6                74,460           4                  72,815         4
  Certificates of deposit          1,288,681           59             1,077,128          59               1,002,248        58
                             -----------------  --------------  ------------------ --------------  ------------------ -------------

               Total             $ 2,184,309          100%          $ 1,826,576         100%            $ 1,725,892       100%
                             =================  ==============  ================== ==============  ================== =============

The percentage mix of deposits as of September 30, 2001 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been primarily the result of newer bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.

SHORT-TERM BORROWINGS AND NOTES PAYABLE

As of September 30, 2001, the Company's short-term borrowings totaled $38 million, which included $22 million of federal funds purchased and $16 million of customer repurchase agreements. At September 30, 2001, the Company also had $33 million outstanding on its $50 million revolving credit line with an unaffiliated bank. The outstanding balance on this credit line as of September 30, 2000 and December 31, 2000 was $33 million and $28 million, respectively. The Company continues to maintain the revolving credit line for corporate purposes such as to provide capital to fund continued growth at the Banks, expansion of WAMC, purchases of treasury stock, possible future acquisitions and for other general corporate matters.

FEDERAL HOME LOAN BANK ADVANCES

During the third quarter of 2001, the Banks borrowed $30 million from the Federal Home Loan Bank to augment its asset growth. At September 30, 2001, the Federal Home Loan Bank advances totaled $30 million, have a stated interest rate of 4.60% (resulting in an annual percentage rate of 4.66%) and mature in 2004.

LONG-TERM DEBT - TRUST PREFERRED SECURITIES

The long-term debt category consists of the Company's trust preferred securities. At September 30, 2001, December 31, 2000 and September 30, 2000, $51 million of trust preferred securities were outstanding. The Company issued $31 million of 9.00% Cumulative Trust Preferred Securities in October 1998 and $20 million of 10.50% Cumulative Trust Preferred Securities in June 2000. Both issues were sold in public offerings. The trust preferred securities increased the Company's regulatory capital level and provided for the continued growth of its franchise. The ability to treat trust preferred securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related interest expense, provides the Company with a cost-effective form of capital. See Note 4 to the Company's Unaudited Consolidated Financial Statements for further information on the trust preferred securities.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $138 million at September 30, 2001 and increased $41 million since September 30, 2000 and $36 million since the end of 2000. In June 2001, the Company issued 992,500 additional shares of common stock through a public offering, realizing net proceeds of approximately $22 million. In addition to the increase resulting from the common stock offering, increases in total shareholders' equity were the result of the Company's corporate earnings and changes in accumulated other comprehensive income (resulting from changes in fair values in the available-for-sale securities portfolio and derivative instruments), offset in part by dividend payments.

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock or additional trust preferred securities are the primary forms of capital that the Company considers as it evaluates its capital position. The annualized return on average equity for the nine months ended September 30, 2001 increased to 15.44% as compared to 10.16% for the prior year period.

In January and July 2001, Wintrust declared semi-annual cash dividends of $0.07 per common share. In January and July 2000, Wintrust declared sem-annual cash dividends of $0.05 per common share. Cash dividends totaled $1.3 million for the first nine months of 2001 and $875,000 for the same period of 2000.

During the first quarter of 2000, the Company initiated a stock buyback program authorizing the repurchase of up to 300,000 shares of its common stock. Through September 30, 2000, the Company repurchased a total of 242,300 shares at an average price of $15.94 per share. No additional repurchases were made since September 30, 2000. The shares repurchased pursuant to this buyback program were subsequently reissued with the Company's common stock offering in June 2001.

The following table reflects various consolidated measures of capital at September 30, 2001, December 31, 2000 and September 30, 2000:

                                                               SEPTEMBER 30,          December 31,          September 30,
                                                                   2001                   2000                  2000
                                                           ----------------------  -------------------   --------------------
Leverage ratio                                                          7.3%                 6.3%                   6.3%
Ending tier 1 capital to risk-based asset ratio                         8.1%                 6.9%                   6.9%
Ending total capital to risk-based asset ratio                          9.0%                 8.4%                   8.5%
Dividend payout ratio                                                   7.5%                 8.0%                   9.1%

To be "adequately capitalized", an entity must maintain a leverage ratio of at least 4.0%, a tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an entity must maintain a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. At September 30, 2001, the Company was considered "well capitalized" under both the leverage ratio and the tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio.

ASSET QUALITY

ALLOWANCE FOR POSSIBLE LOAN LOSSES
A reconciliation of the activity in the allowance for possible loan losses for the three and nine months ended September 30, 2001 and 2000 is shown as follows (dollars in thousands):

                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                               SEPTEMBER 30,
                                          ----------------------------------------     ---------------------------------------
                                                 2001                 2000                  2001                  2000
                                          -------------------     ----------------     -----------------     -----------------
 Balance at beginning of period                 $  12,111             $  9,792           $    10,433           $     8,783

 Provision for possible loan losses                 2,100                1,307                 6,002                 3,671

 Charge-offs
 -----------
  Core banking loans                                  402                  312                   810                   758
  Indirect automobile loans                           251                  348                   741                   979
  Tricom finance receivables                           --                   --                    --                    73
  Premium finance receivables                         751                  288                 2,299                   647
                                          -------------------     ----------------     -----------------     -----------------
     Total charge-offs                              1,404                  948                 3,850                 2,457
                                          -------------------     ----------------     -----------------     -----------------
 Recoveries
 ----------
  Core banking loans                                  152                   10                   156                    21
  Indirect automobile loans                            62                   47                   151                   120
  Tricom finance receivables                           --                   --                    --                    --
  Premium finance receivables                          73                   23                   202                    93
                                          -------------------     ----------------     -----------------     -----------------
      Total recoveries                                287                   80                   509                   234
                                          -------------------     ----------------     -----------------     -----------------

  Net charge-offs                                  (1,117)                (868)               (3,341)               (2,223)
                                          -------------------     ----------------     -----------------     -----------------

  Balance at September 30                       $  13,094             $ 10,231           $    13,094           $    10,231
                                          ===================     ================     =================     =================

  Loans at September 30                                                                  $ 1,847,724           $ 1,486,929
                                                                                       =================     =================

  Allowance as a percentage of loans                                                               0.71%               0.69%
                                                                                       =================     =================

  Annualized net charge-offs as a percentage of average:
        Core banking loans                                                                         0.07%               0.12%
        Indirect automobile loans                                                                  0.41%               0.48%
        Tricom finance receivables                                                                    --               0.48%
        Premium finance receivables                                                                0.79%               0.28%
            Total loans                                                                            0.26%               0.22%
                                                                                       =================     =================
        Annualized provision for
            possible loan losses                                                                  55.66%              60.55%
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

The provision for possible loan losses totaled $2.1 million for the third quarter of 2001, an increase of $793,000 from a year earlier. For the first nine months of 2001, the provision totaled $6.0 million and increased $2.3 million from the prior year total. The higher provisions in 2001 were the result of an increase in total loans of 24% compared to September 30, 2000 and a higher level of net charge-offs for the first nine months of 2001 compared to 2000 in the premium finance receivables portfolio. For the nine months ended September 30, 2001, net charge-offs totaled $3.3 million and increased from the $2.2 million of net charge-offs recorded in the same period of 2000. On a ratio basis, net charge-offs (annualized) as a percentage of average loans increased to 0.26% for the first nine months of 2001, from 0.22% for the same period in 2000.

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

                                                          SEPTEMBER 30,         June 30,         December 31,        September 30,
                                                              2001                2001               2000                2000
                                                              ----                ----               ----                ----
Past Due greater than 90 days
     and still accruing:
      Core banking loans:
         Residential real estate and home equity               $   928             $   389             $   --            $    182
         Commercial, consumer and other                            495                 866                651                 357
      Indirect automobile loans                                    384                 372                397                 323
      Tricom receivables                                            --                  --                 --                  --
      Premium finance receivables                                3,131               2,982              4,306               2,107
                                                        ------------------  ------------------ ------------------  -----------------
          Total                                                  4,938               4,609              5,354               2,969
                                                        ------------------  ------------------ ------------------  -----------------

Non-accrual loans:
      Core banking loans:
         Residential real estate and home equity                   869                 411                153                  97
         Commercial, consumer and other                            900                 978                617                 503
      Indirect automobile loans                                    364                 274                221                 271
      Tricom receivables                                           207                 112                 --                  --
      Premium finance receivables                                6,042               6,392              3,338               3,232
                                                        ------------------  ------------------ ------------------  -----------------
          Total non-accrual loans                                8,382               8,167              4,329               4,103
                                                        ------------------  ------------------ ------------------  -----------------

Total non-performing loans:
      Core banking loans:
         Residential real estate and home equity                 1,797                 800                153                 279
         Commercial, consumer and other                          1,395               1,844              1,268                 860
      Indirect automobile loans                                    748                 646                618                 594
      Tricom receivables                                           207                 112                 --                  --
      Premium finance receivables                                9,173               9,374              7,644               5,339
                                                        ------------------  ------------------ ------------------  -----------------
          Total non-performing loans                            13,320              12,776              9,683               7,072
                                                        ------------------  ------------------ ------------------  -----------------

Other real estate owned                                            244                 100                 --                   -
                                                        ------------------  ------------------ ------------------  -----------------

Total non-performing assets                                   $ 13,564            $ 12,876           $  9,683            $  7,072
                                                        ==================  ================== ==================  =================


Total  non-performing  loans by  category  as a  percent  of its own  respective category:
      Core banking loans:
         Residential real estate and home equity                    0.46%               0.22%              0.05%               0.09%
         Commercial, consumer and other                             0.15%               0.21%              0.18%               0.13%
      Indirect automobile loans                                     0.39%               0.34%              0.30%               0.27%
      Tricom receivables                                            1.08%               0.67%               --                  --
      Premium finance receivables                                   2.73%               2.71%              2.44%               1.85%
         Total non-performing loans                                 0.72%               0.71%              0.62%               0.48%
                                                        ==================  ================== ==================  =================

Total non-performing assets as a
  percent of  total assets                                          0.54%               0.55%              0.46%               0.35%
                                                        ==================  ================== ==================  =================

Allowance for possible loan losses as a
  percent of non-performing loans                                  98.30%              94.79%            107.75%             144.67%
                                                        ==================  ================== ==================  =================

Non-performing Core Banking Loans

Total non-performing loans for the Company's core banking business were $3.2 million as of September 30, 2001 and were comprised of $1.8 million of residential real estate and home equity loans and $1.4 million of commercial, commercial real estate and consumer loans. The non-performing residential real estate and home equity loans increased $1.6 million from the December 31, 2000 balance and represented 0.46% of such outstanding loans at September 30, 2001. The non-performing commercial, commercial real estate and consumer loans increased $127,000 from the December 31, 2000 balance and represented 0.15% of such outstanding loans at September 30, 2001. Non-performing core banking loans consist primarily of a small number of commercial and real estate loans, which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management to monitor closely the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of September 30, 2001 and 2000, and the amount of net charge-offs for the nine months then ended.

                                                                                  SEPTEMBER 30,          September 30,
                                                                                       2001                   2000
                                                                               ---------------------  ---------------------

     Non-performing premium finance receivables                                          $9,173,000        $5,339,000
      - as a percent  of premium finance receivables                                          2.73%              1.85%


     Net charge-offs of premium finance receivables                                      $2,097,000        $ 554,000
      - annualized as a percent of premium finance receivables                                0.79%              0.28%


The level of non-performing premium finance receivables at September 30, 2001, although higher than levels at December 31, 2000 and September 30, 2000, has declined since the levels at March 31, 2001 and June 30, 2001. Non-performing premium finance receivables were 2.73% of total premium finance receivables outstanding at September 30, 2001, compared to 2.71% at June 30, 2001 and 3.22% at March 31, 2001. As noted in the Company's first and second quarter reports, the Company eliminated a significant number of relationships with insurance agencies that were referring business to our premium finance subsidiary that had relatively small balances and higher than normal delinquency rates. Approximately two-thirds of the premium finance receivables that were written off during 2001 were from cancelled agency relationships. The business associated with those accounts is gradually becoming a less significant percent of the entire portfolio and should be nearly extinguished by the end of the current fiscal year. Because of the longer-term nature of converting collateral to cash in this industry (generally 60-150 days), we anticipated that delinquencies would decline in the second and third quarters of 2001. The effect of curtailing the business from these insurance agencies has taken slightly longer than expected. We do continue to see progress in this portfolio and we continue to expect the level of non-performing loans related to this portfolio to decline again in the next quarter.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $748,000 at September 30, 2001, compared to $618,000 at December 31, 2000 and $594,000 at September 30, 2000. The ratio of these non-performing loans to total indirect automobile loans was 0.39% at September 30, 2001, 0.30% at December 31, 2000 and 0.27% at
September 30, 2000. As noted in the Allowance for Possible Loan Losses table, net charge-offs as a percent of total indirect automobile loans decreased from 0.48% in the first nine months of 2000 to 0.41% in the first nine months of 2001. Despite the increase in the level of non-performing loans, these ratios continue to be below standard industry ratios for this type of loan category. Due to the impact of the current economic and competitive environment surrounding this portfolio, management has been reducing the level of new indirect automobile loans originated. Indirect automobile loans at September 30, 2001 were $191 million, a decrease of $27 million, or 13%, from a year ago.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. These potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of September 30, 2001 and December 31, 2000 was approximately $19.0 million and $11.9 million, respectively.


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

EFFECTS OF NEW ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $413,000 ($607,000 pre-tax), or $0.04 per share, in 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and currently does not expect any impairment to result from such testing.



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

o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace. o The Company's ability to recover on the loss resulting from the fraudulent loan scheme perpetrated against the Company's premium finance subsidiary.
o Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business or changes in the temporary staffing industry.
o The Company may not identify attractive opportunities to expand in the future through acquisitions of other community banks, specialty finance companies or fee-based businesses or may have difficulty negotiating potential acquisitions on terms considered acceptable to the Company.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.
o Economic and other business conditions may cause future charges related to impairment of goodwill in accordance with Statement of Financial Accounting Standard No. 142.

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

Derivative Financial Instruments
One method utilized by financial institutions to limit market risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of September 30, 2001, the Company had $345 million notional principal amount of interest rate cap contracts that mature between October 2001 and January 2003. These contracts, which have various strike rates measured against the 91-day treasury bill rate, were purchased to mitigate the effect of rising rates on certain of its floating rate deposit products. During 2001, the Company also entered into certain covered call option transactions related to certain securities in the Company's available-for-sale securities portfolio. These transactions were designed to increase the total return associated with holding these securities. There were no covered-call options outstanding at September 30, 2001. In March 2001, the Company entered into an interest rate swap contract with a notional value of $25 million and a term of three years to effectively convert $25 million of its floating rate note payable to a fixed rate instrument on a hedged-adjusted basis. The Company may enter into other derivative financial instruments in the future to more effectively manage its market risk.

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

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment. The following table illustrates the Company's gap position as of September 30, 2001.

                                                                              TIME TO MATURITY OR REPRICING

                                                      0-90             91-365             1-5            5+ YEARS
                                                      DAYS             DAYS              YEARS            & OTHER            TOTAL
                                                      ----             ----              -----            -------            -----
                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
 Loans, net of unearned income .............       $ 945,204         $ 383,467         $ 475,724         $  43,329       $ 1,847,724
 Securities ................................         180,550            11,228            52,236            52,428           296,442
 Interest-bearing bank deposits ............             156                --                --                --               156
 Federal funds sold and securities
  purchased under resale agreements ........         184,632                --                --                --           184,632
 Other .....................................              --                --                --           186,442           186,442
                                                 ---------------- -----------------  ---------------- ----------------- ------------
    Total rate sensitive assets (RSA)              1,310,542           394,695           527,960           282,199         2,515,396
                                                 ---------------- -----------------  ---------------- ----------------- ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
 NOW .......................................         246,319                --                --                --           246,319
 Savings and money market ..................         440,033                --                --                --           440,033
 Time deposits .............................         451,472           581,814           255,250               145         1,288,681
 Short term borrowings .....................          38,358                --                --                --            38,358
 Federal Home Loan Bank advances.. .........              --                --            30,000                --            30,000
 Notes payable .............................           8,000                --            25,000                --            33,000
 Demand deposits & other liabilities .......              --                --                --           249,931           249,931
 Trust preferred securities ................              --                --                --            51,050            51,050
 Shareholders' equity ......................              --                --                --           138,024           138,024
                                                 ---------------- -----------------  ---------------- ----------------- ------------
   Total rate sensitive liabilities
        and equity (RSL)                         $ 1,184,182         $ 581,814         $ 310,250         $ 439,150       $ 2,515,396
                                                 ---------------- -----------------  ---------------- ----------------- ============

Cumulative:
  Rate sensitive assets (RSA)                    $ 1,310,542       $ 1,705,237       $ 2,233,197       $ 2,515,396
  Rate sensitive liabilities (RSL)                 1,184,182         1,765,996         2,076,246         2,515,396
                                                 ---------------- -----------------  ---------------- -----------------

Cumulative gap (GAP = RSA - RSL)                   $ 126,360         $ (60,759)      $   156,951                --
                                                 ================ =================  ================ =================

RSA / RSL...............................               1.11               0.97              1.08
RSA / Total assets......................               0.52               0.68              0.89
RSL / Total assets .....................               0.47               0.70              0.83

GAP / Total assets......................                  5%                 (2)%               6%
GAP / RSA ..............................                 10%                 (4)%               7%
--------------------------------------

The GAP amount and related ratios do not reflect $345 million notional amount of interest rate caps, as discussed on the following page. The effect of the $25 million interest rate swap is reflected in the amounts and ratios in the above table.

While the gap position illustrated on the previous page is a useful tool that management can assess for general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time and does not reflect the impact of off-balance sheet interest rate cap contracts. As of September 30, 2001, the Company had $345 million notional principal amount of interest rate caps that reprice on a monthly basis. These interest rate caps, which mature in intervals throughout the next 16 months, were purchased to mitigate the effect of rising rates on certain floating rate deposit products and fixed rate loan products. However, due to the rapid and significant decreases in short-term market rates experienced during 2001, the strike rates on the interest rate caps are significantly above current short-term interest rates, and coupled with the relatively short-term maturities of these caps, management does not believe that the existing portfolio of interest rate caps would materially impact its short-term gap position.

Management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at September 30, 2001 and 2000, is as follows:


                            AS OF SEPTEMBER 30, 2001
                            ------------------------
                                                                                   +200 BASIS      -200 BASIS
                                                                                     POINTS          POINTS
                                                                                ---------------  ---------------
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                               6.8%           (6.4)%
                                                                                ===============  ===============


                            AS OF SEPTEMBER 30, 2000
                            ------------------------
                                                                                   +200 BASIS      -200 BASIS
                                                                                     POINTS          POINTS
                                                                                ---------------  ---------------
Percentage change in net interest income due to an immediate 200 basis point
  change in interest rates over a two-year time horizon....                             (1.2)%             2.6%
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


(b) Reports on Form 8-K.
    --------------------

A Form 8-K report as of July 18, 2001, was filed during the quarter and provided the Company's second quarter earnings released dated July 18, 2001 and letter to the Company's shareholders mailed in August 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)


Date: November 13, 2001       /s/ Edward J. Wehmer
                              ---------------------------------------------
                              President & Chief Executive Officer

Date: November 13, 2001       /s/ David A. Dykstra
                              --------------------
                              Executive Vice President & Chief Financial Officer
                              (Principal Financial Officer)

Date: November 13, 2001       /s/ Barbara A. Kilian
                              ---------------------
                              Senior Vice President - Finance
                              (Principal Accounting Officer)