Form 10-K
period 2001-12-31
WINTRUST FINANCIAL CORP
filed 2002-04-01
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $296,155,137 of March 22, 2002. As of March 22, 2002, the registrant had 15,711,641 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2001, which is included as Exhibit 13.1 to this Form 10-K, are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 23, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
* INCLUDING PREFERRED SHARE PURCHASE RIGHTS RELATED THERETO

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

ITEM 1.   Business......................................................       3

ITEM 2.   Properties....................................................      17

ITEM 3.   Legal Proceedings.............................................      19

ITEM 4.   Submission of Matters to a Vote of Security Holders...........      19

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters......................................      19

ITEM 6.   Selected Financial Data.......................................      21

ITEM 7.   Management's Discussion and  Analysis of Financial Condition
               and Results of Operations................................      21

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks...      21

ITEM 8.   Financial Statements and Supplementary Data...................      22

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.................................      29

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant............      29

ITEM 11.  Executive Compensation........................................      29

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management      29

ITEM 13.  Certain Relationships and Related Transactions................      29

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     30

          Signatures.....................................................     35

                                     PART I

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois corporation (the "Company"), is a bank holding company based in Lake Forest, Illinois, with total assets of approximately $2.7 billion at December 31, 2001. The Company engages in the business of providing traditional community banking services, trust and asset management services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.

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

The Company provides trust and asset management services at each of its Banks through its wholly-owned subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"). The Company provides financing for the payment of commercial insurance premiums ("premium finance receivables"), on a national basis, through First Insurance Funding Corporation ("FIFC"), a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. Tricom, Inc. of Milwaukee ("Tricom"), a wholly-owned subsidiary of Hinsdale Bank, provides short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States.

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

Additional information regarding the Company's business and strategies is included in the "Management's Discussion and Analysis" section of the 2001 Annual Report to Shareholders, which is filed as Exhibit 13.1 to this Form 10-K and Item 8 under "Supplemental Statistical Data". Such information is incorporated herein by reference and constitutes a part of this report.

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

Each of the Banks was founded as a de novo banking organization within the last eleven years. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. In 1994, Lake Forest Bank opened a branch office in Lake Bluff. In early 2000 Lake Forest Bank opened a branch in Highwood to serve the Highwood-Fort Sheridan communities. In 1993, Hinsdale Bank was opened to service the communities of Hinsdale and Burr Ridge. Hinsdale Bank established branch facilities in Clarendon Hills and Western Springs in 1996 and 1997, respectively. In 1994, North Shore Bank was started in order to service Wilmette and Kenilworth. North Shore Bank opened branch facilities in Glencoe during 1995 and 1998, in Winnetka during 1996 to service Winnetka and Northfield, and in Skokie during 1999. In 1995, Libertyville Bank was opened to service Libertyville, Vernon Hills and Mundelein. Libertyville Bank opened a branch facility in south Libertyville during 1998 to service south Libertyville and Vernon Hills and in Wauconda during 2000. In December 1996, Barrington Bank was opened to service the greater Barrington/Inverness areas, and in September 2001, Barrington Bank established a branch facility in Hoffman Estates. In December 1997, Crystal Lake Bank was opened to serve the Crystal Lake/Cary communities, and in 1999 Crystal Lake Bank opened two new branch facilities in Crystal Lake. In February 2001, Crystal Lake Bank opened a branch facility in McHenry. In November 2000, Northbrook Bank opened for business in a temporary facility to serve the Northbrook, Glenview and Deerfield communities, and in December 2001, Northbrook Bank moved into its newly constructed permanent facility. All Banks are insured by the Federal Deposit Insurance Company ("FDIC") and are subject to regulation, supervision and regular examination by the Illinois Office of Banks and Real Estate, the Federal Reserve Bank and/or the Office of the Comptroller of Currency ("OCC").

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

TRUST AND ASSET MANAGEMENT ACTIVITIES
-------------------------------------

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

To expand the Company's asset management business and to enter into the brokerage business, on February 20, 2002, the Company acquired Wayne Hummer Investments, LLC, a registered broker-dealer, Wayne Hummer Management Company, a registered investment adviser, and Focused Investments LLC, a broker-dealer and wholly-owned subsidiary of Wayne Hummer Investments (collectively referred to as "the Wayne Hummer Companies"), each based in Chicago. Wayne Hummer Investments is a broker-dealer providing a full range of private client and brokerage services to clients located primarily in the Midwest. Focused Investments is a broker-dealer that provides a full range of investment solutions to clients through a network of community-based financial institutions throughout the Midwest. Wayne Hummer Management Company provides money management services and advisory services to individual accounts as well as the Wayne Hummer Companies' four proprietary mutual funds.

TRICOM
------

Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company's strategy to pursue specialized earning asset niches. It is located in Milwaukee, Wisconsin and has been in business over ten years. It specializes in providing short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom currently finances and processes payrolls with associated client billings of approximately $248 million. In 2001, it generated approximately $8.0 million of net revenues for the Company. As a wholly-owned subsidiary of Hinsdale Bank, Tricom has the capital and funding necessary to expand its financing services in a national market. In addition to expanding the Company's earning asset niches, Tricom provides fee-based income to augment the Company's community-based banking revenues.

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

WAMC's primary competition is with more established trust companies of other larger bank holding companies. WAMC is also in competition with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. As a start-up company, it may be difficult to successfully attract new customers away from the more established Chicago area trust companies. However, the Company believes it can successfully compete for trust business by offering personalized attention and customer service to small to mid-size businesses and affluent individuals. The hiring of several experienced trust professionals from the more established Chicago area trust companies is also expected to help in attracting new customer relationships. The Company will expand its trust and asset management services in 2002, including the introduction of brokerage services, as a result of its acquisition of the Wayne Hummer Companies in February 2002. There can be no assurances, however, that WAMC will be successful in establishing itself as a preferred alternative to the larger trust companies, and that the Company will be successful in the integration of the Wayne Hummer Companies into the Wintrust organization.

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

EMPLOYEES
---------

At December 31, 2001, the Company and its subsidiaries employed a total of 566 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

FORWARD-LOOKING STATEMENTS
--------------------------

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company's projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management's long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and asset management services. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of trust and asset management services through the Company's newer trust subsidiary, WAMC, is expected to be in a start-up phase for the next few years, before becoming profitable.

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

o Unforeseen future events surrounding the brokerage and asset management business, including competition and related pricing of brokerage and asset management products and difficulties integrating the acquisition of the Wayne Hummer Companies.


SUPERVISION AND REGULATION
--------------------------

Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC, WAMC and Tricom. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company, the Banks, FIFC, WAMC or Tricom. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

BANK HOLDING COMPANY REGULATION
-------------------------------

In connection with its acquisition of the Wayne Hummer Companies, in early 2002 the Company became a "financial holding company" as provided in the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act, enacted in November 1999, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Under the GLB Act, bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. Banking subsidiaries of financial holding companies are required to be "well-capitalized" and "well-managed" as defined in the applicable regulatory standards. If these conditions are not maintained, and the financial holding company fails to correct any deficiency within 180 days, the Federal Reserve may require the company to either divest control of its banking subsidiaries or, at the election of the company, cease to engage in any activities not permissible for a bank holding company.

The Company continues to be subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act, as amended by the GLB Act, and the regulations issued thereunder, are collectively the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks and the Company's other subsidiaries.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a financial holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a business that is financial in nature or incidental thereto, and from engaging directly or indirectly in any activity that is not financial in nature or incidental thereto. Under the BHC Act and Federal Reserve regulations, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, the Banks may not condition a customer's purchase of services on the purchase of other services from any of the Banks or other subsidiaries of the Company.

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

The Federal Reserve has risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 capital, or "core" capital, consists of common stockholders' equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and specified intangible assets ("Tier 1 Capital"). Tier 2 capital, or
"supplementary" capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock.

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

In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels. As a Financial Holding Company, the Company's depository institutions are required to maintain their capital positions at the "well-capitalized" level.

As of December 31, 2001, the Company's total capital to risk-weighted assets ratio was 8.5%, its Tier I Capital to risk-weighted asset ratio was 7.7% and its leverage ratio was 7.1%.

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

Capital Requirements. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: "well-capitalized", "adequately-capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". As of December 31, 2001, each of the Company's Banks was categorized as "well-capitalized." Because the Company is designated as a financial holding company, each of the Banks is required to maintain capital ratios at or above the "well-capitalized" levels.


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

In addition, the Federal Reserve, OCC, FDIC and other federal banking agencies adopted a final rule, which modified the risk-based capital standards, to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve, the OCC and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The Federal Reserve, the FDIC, the OCC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

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

During 2001, the Banks were assessed deposit insurance, including the FICO assessment, in the aggregate amount of $432,000.

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

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks, other than Northbrook Bank, received a "satisfactory" rating from either the Federal Reserve or OCC on their most recent CRA performance evaluations. Northbrook Bank, which opened in November 2000, has not had a CRA examination as of yet. Because the Company is a financial holding company, failure of any of the Banks to maintain "satisfactory" CRA ratings could restrict further expansion of the Company's or the Banks' activities.


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

BROKER-DEALER AND INVESTMENT ADVISER REGULATION

The broker-dealers and investment advisers are subject to extensive regulation under federal and state securities laws. These firms are required to be registered with the Securities and Exchange Commission, although much of their regulation and examination has been delegated to self-regulatory organizations ("SROs") that the SEC oversees, including the National Association of Securities Dealers and the national securities exchanges. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. These businesses are also subject to regulation by state securities commissions in states where they conduct business.

As a result of federal and state registrations and SRO memberships, the Wayne Hummer Companies are subject to over-lapping schemes of regulation which cover all aspects of their securities businesses. Such regulations cover, among other things, matters including minimum net capital requirements; uses and safekeeping of clients' funds; recordkeeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; "suitability" determinations as to certain customer transactions, limitations on the amounts and types of fees and commissions that may be charged to customers, and the timing of proprietary trading in relation to customers' trades; affiliate transactions; and mutual fund management. The principal purpose of regulation and discipline of investment firms is the protection of customers and the securities markets rather than the protection of creditors and stockholders of investment firms.


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



SUPPLEMENTAL STATISTICAL DATA

Pages 3, 52 and 53 of the 2001 Annual Report to Shareholders and Item 8 of this Form 10-K contain supplemental statistical data as required by The Exchange Act Industry Guide 3 which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis which are contained in its 2001 Annual Report to Shareholders filed herewith as Exhibit
13.1 and incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's executive offices are located in the main bank facility of Lake Forest Bank. During 2001, the Company leased additional office space for its corporate staff directly across the street from Lake Forest Bank's main facility and purchased a two-story office building located at 851 N. Villa Avenue, in Villa Park, Illinois, to house the data processing facilities and internet banking operations of the Banks as well as the Company's technology staff.

Lake Forest Bank operates from six physical banking locations. Lake Forest Bank's main bank facility is located at 727 N. Bank Lane, Lake Forest, Illinois, and is a three story, 37,000 square foot brick building that includes a 15,200 square foot addition that was completed in May 1999. The Company's executive offices and staff of the holding company, Lake Forest Bank and WAMC are located on the second and third floors of the addition with first floor retail space leased to unrelated third parties. Lake Forest Bank constructed a drive-in, walk-up banking facility on land leased from the City of Lake Forest on the corner of Bank Lane and Wisconsin Avenue in Lake Forest, approximately one block north of the main banking facility. Lake Forest Bank also leases a 1,200 square foot full service banking facility at 103 East Scranton Avenue in Lake Bluff, Illinois; a 4,500 square foot full service banking facility on the west side of Lake Forest, Illinois at 810 South Waukegan Road; and a drive-in and walk-up banking facility at 911 S. Telegraph Road in the West Lake Forest Train Station. In 2000, Lake Forest Bank constructed a new branch facility in Highwood, Illinois that includes a drive-through facility. During 2001, Lake Forest Bank closed a small office facility at a retirement community known as Lake Forest Place. ATMs are located at each of Lake Forest Bank's locations except the 810 South Waukegan Road facility. Lake Forest Bank has no off-site ATMs.

At December 31, 2001, Hinsdale Bank operated four physical banking locations, all of which are owned. The main bank facility is a two story brick building located at 25 East First Street in downtown Hinsdale, Illinois. The 1,000 square foot drive-in, walk-up banking facility at 130 West Chestnut is approximately two blocks west of the main banking facility. Hinsdale Bank also has full service branches in Clarendon Hills and Western Springs. The buildings in Clarendon Hills and Western Springs are partially used for bank purposes, with the remainder being leased to unrelated parties. Hinsdale Bank maintains one ATM machine at each location, with the exception of Clarendon Hills, which has two. In addition, Hinsdale has a separate, stand-alone, ATM drive-through facility in Clarendon Hills. Other than this stand-alone ATM drive-through facility in Clarendon Hills, Hinsdale Bank has no off-site ATMs. During 2001, Hinsdale Bank purchased property at 17 E. Burlington, in Riverside, Illinois, and in January 2002, opened its fifth banking office at this location.

North Shore Bank currently operates seven physical banking locations. North Shore Bank owns the main bank facility, a one-story brick building that is located at 1145 Wilmette Avenue in downtown Wilmette, Illinois. North Shore Bank also owns a 9,600 square foot drive-in, walk-up banking facility at 720 12th Street, approximately one block west of the main banking facility. North Shore Bank also leases a full service banking facility at 362 Park Avenue in Glencoe, Illinois. In 1998, North Shore Bank opened a drive-up and ATM for the Glencoe branch and a small facility at 4th Street and Linden in Wilmette. In 1999, a full service leased facility was opened at 5049 Oakton Street in Skokie, Illinois, and in 2001, North Shore Bank purchased the

Skokie building. In 2001, North Shore Bank relocated its Winnetka branch to a one-story fully- renovated owned-facility located at 576 Lincoln Avenue in Winnetka. North Shore Bank maintains ATMs at each of its locations, and has one off-site ATMs located in Glencoe.

Libertyville Bank currently operates from five physical banking locations. Libertyville Bank owns the main bank facility, which is a 13,000 square foot two story brick building located at 507 North Milwaukee Avenue in downtown Libertyville, Illinois. Libertyville Bank also owns a 2,500 square foot drive-in, walk-up banking facility at 201 East Hurlburt Court, which is approximately five blocks southeast of the main banking facility. A leased branch facility located at 1167 South Milwaukee Avenue in south Libertyville was opened in October 1998. In 2000, Libertyville Bank opened two facilities in Wauconda -- a full service branch located at 495 Liberty Street and a leased drive-through facility at 1180 Dato Lane. The branch at 495 Liberty Street is a temporary facility; construction is underway for a permanent facility at the same location. Libertyville Bank maintains ATMs at each of its banking locations and at one off-site location.

Barrington Bank currently has two physical banking locations, both of which are owned. Its main office is located at 201 South Hough Street in Barrington, Illinois and is a 12,700 square foot, two-story frame construction building that has an attached drive-through facility. In 2001, Barrington Bank constructed a one-story building with a basement and attached drive-through lanes, at 1375 Palatine Road, in Hoffman Estates, Illinois, for its new Hoffman Estates branch. Barrington Bank has three ATMs, but no offsite ATMs.

Crystal Lake Bank has four physical banking locations. Crystal Lake Bank's main banking office is a two-story, 12,000 square foot facility located at 70 Williams Street in downtown Crystal Lake, Illinois. Crystal Lake Bank also has a drive-up facility that is located in the downtown area, near the main bank facility and a full service owned facility located at 1000 McHenry Avenue in south Crystal Lake. In early 2001, Crystal Lake Bank opened a branch office in a leased facility located at 3322 West Elm Street in McHenry, Illinois. Crystal Lake Bank maintains an ATM at each location.

In November 2000, Northbrook Bank opened for business in a temporary leased facility located at 1340 Shermer Road in Northbrook, Illinois. In December 2001, Northbrook Bank moved into its newly constructed permanent facility, located at the corner of Shermer and Waukegan Roads, in Northbrook, Illinois. Northbrook Bank has two ATMs located at its banking office, including one drive-through ATM, and no off-site ATMs.

FIFC's offices are located at 450 Skokie Boulevard, Suite 1000, Northbrook, Illinois. The building provides approximately 16,000 square feet of office space, which is used solely by FIFC.

WAMC's executive and operations staff is based in office space leased from Lake Forest Bank. WAMC also leases office space for its trust professionals at Lake Forest Bank, Hinsdale Bank, North Shore Bank, Barrington Bank and Northbrook Bank.

Tricom leases approximately 10,700 square feet of office space in Milwaukee, Wisconsin at 11270 West Park Place, Suite 100.

The Wayne Hummer Companies lease office space in downtown Chicago, Illinois at 300 South Wacker Drive and in Appleton, Wisconsin at 200 E. Washington Street.

See Note 7 to the Consolidated Financial Statements contained in the 2001 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.



                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the Common Stock during 2001 and 2000.

----------------------------------------------------------------------------------------------------------
                                                   2001                                  2000
                                  ----------------------------------    ----------------------------------
                                            High            Low                 High              Low
                                  ----------------- ----------------    ----------------- ----------------


      Fourth quarter                      $ 22.13          17.93                  11.33          10.25
      Third quarter                         21.41          16.27                  11.88          10.17
      Second quarter                        17.62          11.67                  10.83           9.17
      First quarter                         12.75          10.54                  10.67           8.92
----------------------------------------------------------------------------------------------------------

The prices reflected above have been adjusted to reflect the 3-for-2 stock split (effected in the form of a 50% common stock dividend) announced in January 2002 and paid on March 14, 2002 to shareholders of record on March 4, 2002.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
---------------------------------------------

As of March 19, 2002 there were 1,258 shareholders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK
-------------------------

In January 2000, the Company's Board of Directors approved the first semi-annual cash dividend on its common stock and has continued to approve a semi-annual dividend since that time. Additionally, as previously noted, in January 2002, the Company's Board of Directors approved a 3-for-2 stock split, to be effected in the form of a 50% common stock dividend, payable on March 14, 2002 to shareholders of record on March 4, 2002.

Following is a summary of the cash dividends approved in 2000 and 2001, adjusted to give effect to the stock split:

---------------------------------------------------------------------------------------------------------------------

                Record Date                              Payable Date                       Dividend per Share
                -----------                              ------------                       ------------------

             February 10, 2000                        February 24, 2000                          $0.0333
              August 10, 2000                          August 24, 2000                           $0.0333
             February 8, 2001                         February 22, 2001                          $0.0467
              August 9, 2001                           August 23, 2001                           $0.0467
----------------------------------------- ---------------------------------------- ----------------------------------

In January 2002, the Company's Board of Directors approved a 29% increase in its semi-annual dividend to $0.06 per share. The dividend was paid on February 19, 2002 to shareholders of record as of February 5, 2002.

The final determination of timing, amount and payment of dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. Additionally, the payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's Trust Preferred Securities offerings and under certain financial covenants in the Company's revolving line of credit.

Because the Company's consolidated net income consists largely of net income of the Banks, FIFC and Tricom, the Company's ability to pay dividends depends upon its receipt of dividends from these entities. The Banks' ability to pay dividends is regulated by banking statutes. See "Financial Institution Regulation Generally - Dividends" on page 12 of this Form 10-K. During 2001 and 2000, the Banks paid $13.5 million and $16.0 million, respectively, in dividends to the Company. During 1999, the Banks paid no dividends. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2002, Northbrook Bank, which began operations in November 2000, is the only bank currently subject to this additional dividend restriction. Its de novo period will end in November 2003.

Reference is made to Note 16 to the Consolidated Financial Statements contained in the 2001 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference, for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

The Company had no sales of unregistered securities during 2001.

ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the 2001 Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 2001 Annual Report to Shareholders.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Certain information required in response to this item is contained in the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management," which is incorporated herein by reference. That information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto also included in the 2001 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the 2001 Annual Report to Shareholders under the caption "Consolidated Financial Statements," and is incorporated herein by reference. Also, refer to Item 14 of this Report for the Index to Financial Statements.


SUPPLEMENTAL STATISTICAL DATA
-----------------------------

                              SECURITIES PORTFOLIO

The following table presents the carrying value of the Company's securities portfolio, by investment category, as of December 31, 2001, 2000 and 1999 (in thousands):


------------------------------------------------------------------------------------------------------------------------

                                                  2001                        2000                       1999
                                       ---------------------------  -------------------------   ------------------------
Available-for-sale:
  U.S. Treasury obligations                       $    3,048                     29,987                     39,171
  Federal agency obligations                         152,185                     61,871                     70,184
  Municipal securities                                 6,686                      5,142                      4,038
  Corporate notes and other                           25,895                     29,197                     39,025
  Mortgage-backed securities                         181,425                     54,274                     46,124
  Equity securities                                   16,111                     12,634                      7,253
                                       ---------------------------  -------------------------   ------------------------
  Total available-for-sale securities            $   385,350                    193,105                    205,795
------------------------------------------------------------------------------------------------------------------------

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2001 and 2000 are included by reference to Note 3 to the Consolidated Financial Statements included in the 2001 Annual Report to Shareholders, which is incorporated herein by reference. At December 31, 2001 and 2000, there were no held-to-maturity securities. Maturities of securities as of December 31, 2001, by maturity distribution, are as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------
                                                                                  Mortgage-
                                    Within      From 1    From 5 to      After     backed        Equity
                                    1 Year    to 5 years   10 years    10 years  securities    securities     Total
------------------------------------------------------------------------------------------------------------------------

U.S. Treasury obligations          $ 3,048          --         --          --           --            --        3,048
Federal agency obligations         127,332      24,853         --          --           --            --      152,185
Municipal securities                 2,333       1,172      3,181          --           --            --        6,686
Corporate notes and other            6,878       6,954         --      12,063           --            --       25,895
Mortgage-backed securities(1)           --          --         --          --      181,425            --      181,425
Equity securities (2)                   --          --         --          --           --        16,111       16,111
                               -----------------------------------------------------------------------------------------


      Total                      $ 139,591      32,979      3,181      12,063      181,425        16,111      385,350
------------------------------------------------------------------------------------------------------------------------

(1) The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.
(2) Includes stock of the Federal Reserve Bank, the Federal Home Loan Bank and other equity securities.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2001:

------------------------------------------------------------------------------------------------------------------------
                                                                                  Mortgage-
                                    Within      From 1    From 5 to      After     backed        Equity
                                    1 Year    to 5 years   10 years    10 years  securities    securities     Total
------------------------------------------------------------------------------------------------------------------------

U.S. Treasury obligations            2.81%           --          --          --           --            --      2.81%
Federal agency obligations           3.03%        2.55%          --          --           --            --      3.03%
Municipal securities                 4.61%        6.68%       7.75%          --           --            --      6.43%
Corporate notes and other            5.83%        3.56%          --       5.45%           --            --      5.05%
Mortgage-backed securities (1)          --           --          --          --        5.50%            --      5.50%
Equity securities (2)                   --           --          --          --           --         5.56%      5.56%
                                ----------------------------------------------------------------------------------------
      Total                          3.28%        2.89%       7.75%       5.45%        5.50%         5.56%      4.50%
------------------------------------------------------------------------------------------------------------------------

(1) The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.
(2) Includes stock of the Federal Reserve Bank, the Federal Home Loan Bank and other equity securities.



                                 LOAN PORTFOLIO

The following table shows the Company's loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                             2001              2000              1999            1998            1997
                                        ---------------    --------------    -------------    ------------    -----------

Core loans:
  Commercial and
     commercial real estate                $ 1,007,580           647,947          485,776         366,229        235,483
  Home equity                                  261,049           179,168          139,194         111,537        116,147
  Residential real estate                      182,945           141,919          111,026          91,525         61,611
  Installment and other                         59,157            51,995           49,925          34,650         32,153
                                        ---------------    --------------    -------------    ------------    -----------
  Total core loans                           1,510,731         1,021,029          785,921         603,941        445,394
                                        ---------------    --------------    -------------    ------------    -----------
Niche loans:
  Premium finance receivables                  348,163           313,066          219,341         178,138        128,453
  Indirect auto                                184,209           203,571          255,410         209,983        138,784
  Tricom finance receivables                    18,280            20,354           17,577              --             --
                                        ---------------    --------------    -------------    ------------    -----------
  Total niche loans                            550,652           536,991          492,328         388,121        267,237
                                        ---------------    --------------    -------------    ------------    -----------
Total loans, net of
     unearned income                        $ 2,061,383         1,558,020       1,278,249         992,062        712,631
-------------------------------------------------------------------------------------------------------------------------

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. This category also includes certain commercial equipment leases. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Equipment loans and leases are generally fully amortized over 24 to 60 months and secured by titles and/or U.C.C. filings. Working capital lines are generally renewable annually and supported by business assets, personal guarantees and, oftentimes, additional collateral. Also included in this category are loans to condominium and homeowner associations originated through Barrington Bank's Community Advantage program and small aircraft financing, a new earning asset niche developed at Crystal Lake Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. The vast majority of commercial loans are made within the Banks' immediate market areas. The increase in this loan category can be attributed to additional banking facilities, an emphasis on business development calling programs and superior servicing of existing commercial loan customers which has increased referrals.

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

The following table classifies the commercial loan portfolio category at December 31, 2001 by date at which the loans mature (in thousands):

  -------------------------------------------------------------------------------------------------------------------
                                                  One year           From one            After
                                                   or less         to five years       five years         Total
                                                ---------------   ----------------    -------------    -------------

     Commercial loans and
       commercial real estate loans........        $ 510,243            420,234           77,103        1,007,580
     Premium finance receivables,
       net of unearned income................        348,163                 --               --          348,163
     Tricom finance receivables...........            18,280                 --               --           18,280
  -------------------------------------------------------------------------------------------------------------------

Of those loans maturing after one year, approximately $377.4 million have fixed rates.

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

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks' target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. As of December 31, 2001, indirect auto loans comprised approximately 76% of the Company's consumer loans. In response to economic conditions and the competitive environment for this product, the Company has been reducing the level of new indirect auto loans originated. However, the Company continues to maintain its relationships with the dealers and may increase its volume of originations when market conditions indicate it is prudent to do so. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $15,000 and have an original maturity of 36 to 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with this portfolio is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks' stringent credit standards.

Residential real estate mortgages. The residential real estate category predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals, bridge financing loans for qualifying customers and mortgage loans held for sale into the secondary market. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago metropolitan area or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. However, the Banks do accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks' own portfolios. A portion of the loans sold by the Banks into the secondary market are sold to the Federal National Mortgage Association ("FNMA") with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2001 and 2000 was $131.5 million and $97.2 million, respectively. All other mortgage loans held for sale are sold into the secondary market without the retention of servicing rights.

Premium finance receivables. The Company originates premium finance receivables through FIFC. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. However, due to FIFC's loan origination volume exceeding the capacity within the Banks' loan portfolios, FIFC began selling loans to an unrelated third party in 1999. During 2001, FIFC originated approximately $1.3 billion of loans and sold approximately $245 million of those loans originated in 2001 to an unrelated financial institution. FIFC recognized gains of $4.6 million on the sale of those loans. As of December 31, 2001 and 2000, the balance of these receivables that FIFC services for others totaled approximately $107.8 million and $94.6 million, respectively. All premium finance receivables are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.

FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC's marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC's own sales force by working with insurance agents and brokers throughout the United States. As of December 31, 2001, FIFC had the necessary licensing and other regulatory approvals to do business in all 50 states and the District of Columbia.

In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The average initial balance of premium finance loans is approximately $25,000 and the average term of the agreements is approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company's standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (i.e. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured are not sufficient to cover the a entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company's collateral position is in jeopardy.

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


                       RISK ELEMENTS IN THE LOAN PORTFOLIO

The following table sets forth the allocation of the allowance for possible loan losses by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                 2001               2000              1999               1998              1997
                           --------------------------------------------------------------------------------------------
                           Amount    Percent   Amount   Percent  Amount    Percent  Amount    Percent  Amount   Percent
                           --------------------------------------------------------------------------------------------

Commercial and
   Commercial Real Estate    $6,251      49%    $4,019      42%    $3,435      38%    $2,480      37%   $1,490       33%
Home equity                   1,353      12        992      12      1,146      11      1,046      11       580      16
Residential real estate         137       9        141       9        126       9         81       9        43       9
Installment and other           835       3        473       3        469       4        494       4       218       5
                           --------------------------------------------------------------------------------------------
   Total core loans           8,576      73      5,625      66      5,176      62      4,101      61     2,331      63
                           --------------------------------------------------------------------------------------------

Premium finance               1,391      17      1,209      20        721      17        919      18       702      18
Indirect auto                 1,442       9      1,552      13      1,947      20      1,205      21       679      19
Tricom finance                  112       1        120       1        120       1          -       -         -       -
   receivables
Unallocated                   2,165       -      1,927       -        819       -        809       -     1,404       -
                           --------------------------------------------------------------------------------------------
Totals                      $13,686     100%   $10,433     100%    $8,783     100%    $7,034     100%   $5,116     100%
-----------------------------------------------------------------------------------------------------------------------

The above allocation is made for internal analysis of the allowance and is not an indication of expected loss or anticipated losses.

For analysis and review of the loan loss provision and allowance for possible loan losses; non-accrual, past due and restructured loans; other real estate owned; potential problem loans; and loan concentrations, reference is made to the "Credit Risk and Asset Quality" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2001 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.


                                    DEPOSITS

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2001 (in thousands):

------------------------------------------------------------------------
          Maturing within 3 months ..........              $ 192,476
          After 3 but within 6 months .......                156,143
          After 6 but within 12 months ......                168,111
          After 12 months ...................                142,406
                                                       ----------------
             Total ..........................               $659,136
------------------------------------------------------------------------

                           RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets as of and for the years ended December 31:

---------------------------------------------------------------------------------------------------------
                                                                      2001        2000         1999
---------------------------------------------------------------------------------------------------------

Return on average total assets..................................       0.79%        0.60%        0.63%
Return on average common shareholders' equity...................      15.24%       11.51%       11.58%
Dividend payout ratio...........................................       7.37%        8.00%        0.00%

Average equity to average total assets..........................        5.2%         5.2%         5.4%
Ending total risk based capital ratio...........................        8.5%         8.4%         8.4%
Leverage ratio..................................................        7.1%         6.3%         7.1%
---------------------------------------------------------------------------------------------------------



                              SHORT-TERM BORROWINGS

The information required in connection with Short-Term Borrowings is contained in the "Analysis of Financial Condition - Short-Term Borrowings and Notes Payable" sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report to Shareholders filed herewith as Exhibit 13.1, and is incorporated herein by reference. During 2001, the Company participated in overnight and term security repurchase agreements. The overnight agreements represent sweep accounts in connection with a master repurchase agreement. In this case, securities under the Company's control are pledged for and interest is paid on the available balance of the customers' accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. Securities underlying the overnight and term repurchase agreements are included in the available-for-sale securities portfolio as reflected on the Consolidated Statements of Condition. During 2001, the maximum month-end balance and weighted average interest rate of total repurchase agreements was $66.0 million and 3.36%, respectively. At December 31, 2001, securities sold under agreements to repurchase consisted of U.S. government agency, mortgage-backed and corporate securities.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made in the Company's in independent accountants during the two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 23, 2002 under the captions "Nominees to Serve as Class III Directors Until the Annual Meeting of Shareholders in Year 2005", "Class II - Continuing Directors Serving Until the Year 2004", "Class I - Continuing Directors Serving Until the Year 2003", and "Executive Officers of the Company" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Security Ownership of Certain Beneficial Owners and Management" that will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

(a)      Documents filed as part of this Report:

         1., 2.      Financial Statements and Schedules
                     ----------------------------------

        The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to the 2001 Annual Report to Shareholders filed as Exhibit 13.1, are filed as part of this document pursuant to Item 8, Financial Statements and Supplementary Data:


        Consolidated Statements of Condition as of December 31, 2001 and 2000 Consolidated Statements of Income for the Years Ended December 31, 2001,
            2000 and 1999
        Consolidated Statements of Changes in Shareholders' Equity
            for the Years Ended December 31, 2001, 2000 and 1999
        Consolidated  Statements of Cash Flows for the Years Ended  December 31,
            2001, 2000 and 1999
        Notes to Consolidated Financial Statements
        Report of Independent Auditors

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

         10.6 Fifth Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated August 30, 2000 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 2000).

         10.7 Sixth Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated June 1, 2001 (incorporated by reference to Exhibit 99.1 of the Company's Form S-3 Registration Statement filed with the SEC on May 16, 2001).

         10.8 Seventh Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated December 31, 2001, but effective as of November 29, 2001.

         10.9 Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996). *

         10.10 Lake Forest Bank & Trust Company Lease for drive-up facility located at the corner of Bank Lane & Wisconsin Avenue, Lake Forest, Illinois, dated December 11, 1992 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.11 Lake Forest Bank & Trust Company Lease for banking facility located at 810 South Waukegan Road, Lake Forest, Illinois (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                  1996).

         10.12 Lake Forest Bank & Trust Company Lease for banking facility located at 666 North Western Avenue, Lake Forest, Illinois, dated July 19, 1991 and Amendment (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.13 Lake Forest Bank & Trust Company Lease for banking facility located at 103 East Scranton Avenue, Lake Bluff, Illinois, dated November 1, 1994 (incorporated by reference to Exhibit
                  10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.14 North Shore Bank & Trust Company Lease for banking facility located at 362 Park Avenue, Glencoe, Illinois, dated July 27, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.15 North Shore Bank & Trust Company Lease for banking facility located at 794 Oak Street, Winnetka, Illinois, dated June 16, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

         10.16 Barrington Bank and Trust Company Lease for property located at 202A South Cook Street, Barrington, Illinois, dated December 29, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.17 Real Estate Contract by and between Wolfhoya Investments, Inc. and Amoco Oil Company, dated March 25, 1996, and amended as of __________, 1996, relating to the purchase of property located at 201 South Hough, Barrington, Illinois (incorporated by reference to Exhibit 10.25 of the Company's Form S-1
                  Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

         10.18 Lake Forest Bank & Trust Company Lease for drive-up and walk-up facility located at 911 South Telegraph Road, Lake Forest, Illinois, dated November 7, 1996 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

         10.21 Form of Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company entered into Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1998 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1998). *

         10.20 Form of First Amendment to Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company amended the Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice
                  President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1999 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.17a of the Company's Form 10-K for the year ended December 31, 2000). *

         10.21 Term Note ($1.2 million) and related Stock Pledge Agreement dated January 31, 2000, between Edward J. Wehmer and Dorothy
                  M. Wehmer (as borrowers) and Wintrust Financial Corporation (as lender), (incorporated by reference to Exhibit 10.17a of the Company's Form 10-K for the year ended December 31, 2000).
                  *

         10.22 Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and Edward J. Wehmer, dated January 31, 2000, (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended December 31,
                  2000). *

         10.23 Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy
                                                     -----------
                  Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

         10.24 First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2000).
                  *

         10.25 Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy
                                                     -----------
                  Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

         10.26 Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company). *

         12.1     Computation of Ratio of Earnings to Fixed Charges.

         13.1     2001 Annual Report to Shareholders.

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of Independent Auditors.


(b)      Reports on Form 8-K

         Two reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2001.

         o October 16, 2001 - Form 8-K filed on November 15, 2001 to report the Company's letter to shareholders issued in November 2001, related to the third quarter 2001 earnings.

         o December 26, 2001 - Form 8-K filed on December 26, 2001 to report the signing of an agreement to purchase 100% of the ownership interest of Wayne Hummer Investments, LLC (including its wholly-owned subsidiary, Focused Investments, LLC) and Wayne Hummer Management Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION

EDWARD J. WEHMER           EDWARD J. WEHMER                       March 26, 2002
                           -------------------------------------
                           President and Chief Executive Officer

DAVID A. DYKSTRA           DAVID A. DYKSTRA                       March 26, 2002
                           -------------------------------------
                           Senior Executive Vice President, Chief Operating
                           Officer & Chief Financial Officer (Principal
                           Financial Officer)

BARBARA A. KILIAN          BARBARA A. KILIAN                      March 26, 2002
                           -------------------------------------
                           Senior Vice President - Finance
                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JOHN S. LILLARD            JOHN S. LILLARD                        March 26, 2002
                           -------------------------------------
                           Chairman of the Board of Directors

EDWARD J. WEHMER           EDWARD J. WEHMER                       March 26, 2002
                           -------------------------------------
                           President and CEO and Director

JOSEPH ALAIMO              JOSEPH ALAIMO                          March 26, 2002
                           -------------------------------------
                           Director

PETER D. CRIST             PETER D. CRIST                         March 26, 2002
                           -------------------------------------
                           Director

BRUCE K. CROWTHER          BRUCE K. CROWTHER                      March 26, 2002
                           -------------------------------------
                           Director

BERT A. GETZ, JR.          BERT A. GETZ, JR                       March 26, 2002
                           -------------------------------------
                           Director

WILLIAM C. GRAFT           WILLIAM C. GRAFT                       March 26, 2002
                           -------------------------------------
                           Director

KATHLEEN R. HORNE          KATHLEEN R. HORNE                      March 26, 2002
                           -------------------------------------
                           Director

RAYMOND L. KRATZER         RAYMOND A. KRATZER                     March 26, 2002
                           -------------------------------------
                           DIRECTOR

JAMES B. MCCARTHY          JAMES B. MCCARTHY                      March 26, 2002
                           -------------------------------------
                           Director

MARGUERITE SAVARD MCKENNA  MARGUERITE SAVARD MCKENNA              March 26, 2002
                           -------------------------------------
                           Director

ALBIN F. MOSCHNER          ALBIN F. MOSCHNER                      March 26, 2002
                           -------------------------------------
                           Director

DOROTHY M. MUELLER         DOROTHY M. MUELLER                     March 26, 2002
                           -------------------------------------
                           Director

THOMAS J. NEIS             THOMAS J. NEIS                         March 26, 2002
                           -------------------------------------
                           Director

CHRISTOPHER J. PERRY       CHRISTOPHER J. PERRY                   March 26, 2002
                           -------------------------------------
                           Director

HOLLIS W. RADEMACHER       HOLLIS W. RADEMACHER                   March 26, 2002
                           -------------------------------------
                           Director

J. CHRISTOPHER REYES       J. CHRISTOPHER REYES                   March 26, 2002
                           -------------------------------------
                           Director

PETER P. RUSIN             PETER P. RUSIN                         March 26, 2002
                           -------------------------------------
                           Director

JOHN N. SCHAPER            JOHN N. SCHAPER                        March 26, 2002
                           -------------------------------------
                           Director

JOHN J. SCHORNACK          JOHN J. SCHORNACK                      March 26, 2002
                           -------------------------------------
                           Director

INGRID S. STAFFORD         INGRID S. STAFFORD                     March 26, 2002
                           -------------------------------------
                           Director

KATHARINE V. SYLVESTER     KATHARINE V. SYLVESTER                 March 26, 2002
                           -------------------------------------
                           Director

LARRY V. WRIGHT            LARRY V. WRIGHT                        March 26, 2002
                           -------------------------------------
                           Director