Form 10-Q
period 2002-03-31
WINTRUST FINANCIAL CORP
filed 2002-05-15
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                         Commission File Number 0-21923


                         WINTRUST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Illinois                                   36-3873352
----------------------------------------    ------------------------------------
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

Common Stock - no par value, 15,718,394 shares, as of May 6, 2002.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                            Page

ITEM 1.   Financial Statements._________________________________________  1 - 13

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations. __________________________________ 14 - 32

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risks. _ 33 - 35


                          PART II. -- OTHER INFORMATION

ITEM 1.   Legal Proceedings. ___________________________________________    36

ITEM 2.   Changes in Securities. _______________________________________    36

ITEM 3.   Defaults Upon Senior Securities. _____________________________    36

ITEM 4.   Submission of Matters to a Vote of Security Holders.__________    36

ITEM 5.   Other Information. ___________________________________________    36

ITEM 6.   Exhibits and Reports on Form 8-K. ____________________________    37

          Signatures ___________________________________________________    38

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

  WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CONDITION
                                                                                  (UNAUDITED)                           (Unaudited)
                                                                                   MARCH 31,         December 31,        March 31,
  (IN THOUSANDS)                                                                      2002               2001              2001
  ----------------------------------------------------------------------------------------------------------------------------------
  ASSETS
  Cash and due from banks                                                      $         55,793  $            71,575 $        48,152
  Federal funds sold and securities purchased under resale agreements                    97,287               51,955         170,696
  Interest-bearing deposits with banks                                                    1,028                  692              74
  Available-for-sale securities, at fair value                                          365,540              385,350         168,365
  Trading account securities                                                              5,298                   --              --
  Brokerage customer receivables                                                         64,765                   --              --
  Mortgage loans held-for-sale                                                           31,723               42,904          29,564
  Loans, net of unearned income                                                       2,167,550            2,018,479       1,625,979
      Less: Allowance for loan losses                                                    14,697               13,686          11,067
  ----------------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                       2,152,853            2,004,793       1,614,912
  Premises and equipment, net                                                           104,780               99,132          87,717
  Accrued interest receivable and other assets                                           50,059               38,936          36,558
  Goodwill and other intangible assets, net                                              26,027               10,085          10,592
  ----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                             $      2,955,153  $         2,705,422 $     2,166,630
  ==================================================================================================================================


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                                       $        242,966  $           254,269 $       182,364
    Interest bearing                                                                  2,174,349            2,060,367       1,734,392
  ----------------------------------------------------------------------------------------------------------------------------------
      Total  deposits                                                                 2,417,315            2,314,636       1,916,756


  Notes payable                                                                          66,125               46,575          38,875
  Federal Home Loan Bank advances                                                        90,000               90,000              --
  Other borrowings                                                                      113,624               28,074          14,727
  Long-term debt - trust preferred securities                                            51,050               51,050          51,050
  Accrued interest payable and other liabilities                                         53,518               33,809          39,350
  ----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                               2,791,632            2,564,144       2,060,758
  ----------------------------------------------------------------------------------------------------------------------------------

  Shareholders' equity:
    Preferred stock                                                                          --                   --              --
    Common stock                                                                         15,712               14,532          13,289
    Surplus                                                                             116,201               97,956          79,315
    Common stock warrants                                                                    98                   99             100
    Treasury stock, at cost                                                                  --                   --         (3,863)
    Retained earnings                                                                    36,482               30,995          17,137
    Accumulated other comprehensive loss                                                 (4,972)              (2,304)          (106)
  ----------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                        163,521              141,278         105,872
  ----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                               $      2,955,153  $         2,705,422 $     2,166,630
  ==================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.


  WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                                                          THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                           -----------------------------------------
  (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                              2002                 2001
  ----------------------------------------------------------------------------------------------------------------------------------
  INTEREST INCOME
    Interest and fees on loans                                                               $          36,661    $          36,863
    Interest bearing deposits with banks                                                                     3                    2
    Federal funds sold and securities purchased under resale agreements                                    293                1,122
    Securities                                                                                           4,500                3,795
    Trading account securities                                                                              24                   --
    Brokerage customer receivables                                                                         490                   --
  ----------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                                                             41,971               41,782
  ----------------------------------------------------------------------------------------------------------------------------------
  INTEREST EXPENSE
     Interest on deposits                                                                               16,675               22,172
     Interest on Federal Home Loan Bank advances                                                           897                   --
     Interest on notes payable and other borrowings                                                        943                1,046
     Interest on long-term debt - trust preferred securities                                             1,288                1,288
  ----------------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                                           19,803               24,506
  ----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                                                   22,168               17,276
  Provision for loan losses                                                                              2,348                1,638
  ----------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                                   19,820               15,638
  ----------------------------------------------------------------------------------------------------------------------------------
  NON-INTEREST INCOME
    Trust, asset management and brokerage fees                                                           4,570                  450
    Fees on mortgage loans sold                                                                          2,017                1,524
    Service charges on deposit accounts                                                                    738                  547
    Gain on sale of premium finance receivables                                                            766                  942
    Administrative services revenue                                                                        822                1,021
    Net securities (losses) gains                                                                         (215)                 286
    Other                                                                                                4,054                2,080
  ----------------------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                                                         12,752                6,850
  ----------------------------------------------------------------------------------------------------------------------------------
  NON-INTEREST EXPENSE
    Salaries and employee benefits                                                                      13,362                8,478
    Occupancy, net                                                                                       1,544                1,244
    Equipment expense                                                                                    1,730                1,484
    Data processing                                                                                      1,014                  830
    Advertising and marketing                                                                              524                  307
    Professional fees                                                                                      611                  531
    Amortization of intangibles                                                                             17                  178
    Other                                                                                                3,877                2,919
  ----------------------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                                                                        22,679               15,971
  ----------------------------------------------------------------------------------------------------------------------------------
  Income before taxes and cumulative effect of accounting change                                         9,893                6,517
  Income tax expense                                                                                     3,531                2,359
  ----------------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of accounting change                                                   6,362                4,158
  Cumulative effect of change in accounting for derivatives, net of tax                                     --                 (254)
  ----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                                 $           6,362    $           3,904
  ----------------------------------------------------------------------------------------------------------------------------------
  BASIC EARNINGS PER SHARE:
    Income before cumulative effect of accounting change                                     $            0.42    $            0.32
    Cumulative effect of accounting change, net of tax                                                      --                (0.02)
  ----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME PER COMMON SHARE - BASIC                                                        $            0.42    $            0.30
  ==================================================================================================================================
  DILUTED EARNINGS PER SHARE:
    Income before cumulative effect of accounting change                                     $            0.40    $            0.31
    Cumulative effect of accounting change, net of tax                                                      --                (0.02)
  ----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME PER COMMON SHARE - DILUTED                                                      $            0.40    $            0.29
  ==================================================================================================================================
  CASH DIVIDENDS DECLARED PER COMMON SHARE                                                   $           0.060    $           0.047
  ==================================================================================================================================
  Weighted average common shares outstanding                                                            15,078               12,923
  Dilutive potential common shares                                                                         913                  454
  ----------------------------------------------------------------------------------------------------------------------------------
  Average common shares and dilutive common shares                                                      15,991               13,377
  ==================================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                                                        COMPRE-
                                         COMPRE-                       COMMON                           HENSIVE          TOTAL
                                         HENSIVE    COMMON             STOCK    TREASURY    RETAINED     INCOME      SHAREHOLDERS'
(In thousands)                            INCOME    STOCK     SURPLUS  ARRANTS   STOCK      EARNINGS     (LOSS)          EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        $ 13,285   $79,282  $   100 $ (3,863)    $ 13,835     $    (363)    $   102,276

Comprehensive income:
Net income                                $  3,904        --        --       --        --       3,904            --           3,904
Other comprehensive income,
 net of tax:
  Unrealized gains on securities, net
  of reclassification adjustment                257        --        --       --        --          --           257             257
                                        -----------
Comprehensive income                      $  4,161
                                        -----------

Cash dividends declared on
common stock                                              --        --       --        --       (602)            --            (602)
Common stock issued for:
Exercise of stock options                                  4        33       --        --          --            --              37
---------------------------------------            ---------------------------------------------------------------------------------
Balance at March 31, 2001                           $ 13,289   $79,315  $   100 $ (3,863)    $ 17,137     $    (106)    $   105,872
=======================================            =================================================================================

BALANCE AT DECEMBER 31, 2001                        $ 14,532   $97,956   $   99     $  --    $ 30,995    $   (2,304)    $   141,278

COMPREHENSIVE INCOME:
NET INCOME                                $  6,362        --        --       --        --       6,362            --           6,362
OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
  UNREALIZED LOSSES ON SECURITIES,
    NET OF RECLASSIFICATION ADJUSTMENT      (2,795)       --        --       --        --          --        (2,795)         (2,795)
  UNREALIZED GAINS ON DERIVATIVE
    INSTRUMENTS                                127        --        --       --        --          --           127             127
                                        -----------
COMPREHENSIVE INCOME                      $  3,694
                                        -----------

CASH DIVIDENDS DECLARED ON
COMMON STOCK                                              --        --       --        --        (875)           --           (875)
PURCHASE OF FRACTIONAL SHARES
RESULTING FROM STOCK SPLIT                                --      (10)       --        --          --            --            (10)
COMMON STOCK ISSUED FOR:
ACQUISITION OF THE WAYNE HUMMER
  COMPANIES                                              763    14,237       --        --          --            --          15,000
DIRECTOR COMPENSATION PLAN                                 3        64       --        --          --            --              67
EMPLOYEE STOCK PURCHASE PLAN                              --        26       --        --          --            --              26
EXERCISE OF COMMON STOCK WARRANTS                          1         8       (1)       --          --            --               8
EXERCISE OF STOCK OPTIONS                                413     3,920       --        --          --            --           4,333
---------------------------------------            ---------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                           $ 15,712 $ 116,201   $   98     $  --    $ 36,482   $   (4,972)     $   163,521
=======================================            =================================================================================


                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                                  2002              2001
                                                                                            ----------------- -----------------
Disclosure of reclassification amount and income tax impact:
Unrealized holding (losses) gains on available for sale securities during the period, net          $     (4,711)        $     667
Unrealized holding gains on derivative instruments arising during the period                                195                --
Less:  Reclassification adjustment for (losses) gains included in net income, net                          (215)              286
Less:  Income tax (benefit) expense                                                                      (1,633)              124
                                                                                               ----------------- -----------------
Net unrealized (losses) gains on available for sale securities and derivative instruments          $     (2,668)        $     257
                                                                                               ----------------- -----------------


See accompanying notes to unaudited consolidated financial statements.


  WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                   THREE MONTHS ENDED
                                                                                                           MARCH 31,
  ---------------------------------------------------------------------------------------------------------------------------------
  (IN THOUSANDS)                                                                                   2002                 2001
  ---------------------------------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES:
     Net income                                                                           $            6,362   $            3,904
     Adjustments to reconcile net income to net cash provided by, or used for, operating activities:
        Cumulative effect of accounting change                                                            --                  254
        Provision for possible loan losses                                                             2,348                1,638
        Depreciation and amortization                                                                  2,258                1,859
        Net decrease (increase) in deferred income taxes                                               1,211                 (285)
        Tax benefit from exercises of stock options                                                    2,239                    7
        Net amortization (accretion) of securities                                                     1,010                 (412)
        Originations of mortgage loans held for sale                                                (154,820)             (71,112)
        Proceeds from sales of mortgage loans held for sale                                          166,001               61,411
        Purchase of trading securities, net                                                             (487)                  --
        Net increase in brokerage customer receivables                                                (1,783)                  --
        Gain on sale of premium finance receivables                                                     (766)                 (942)
        (Loss) gain on sale of available-for-sale securities, net                                        215                  (286)
        Gain on sale of premises and equipment, net                                                      (12)                  --
        Increase in accrued interest receivable and other assets, net                                 (4,126)               (2,029)
        Decrease in accrued interest payable and other liabilities, net                               (1,589)              (12,179)
  ---------------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                    $           18,061   $           (18,172)
  ---------------------------------------------------------------------------------------------------------------------------------

  INVESTING ACTIVITIES:
     Proceeds from maturities of available-for-sale securities                            $          177,241   $          100,628
     Proceeds from sales of available-for-sale securities                                          1,137,775              502,777
     Purchases of available-for-sale securities                                                   (1,300,622)             (577,587)
     Proceeds from sales of premium finance receivables                                               64,188               51,183
     Net cash paid for  the Wayne Hummer Companies                                                    (7,560)                  --
     Net (increase) decrease in interest-bearing deposits with banks                                     (44)                 108
     Net increase in loans                                                                          (213,830)            (139,068)
     Purchase of premises and equipment, net                                                          (7,032)               (3,071)
  ---------------------------------------------------------------------------------------------------------------------------------
  NET CASH USED FOR INVESTING ACTIVITIES                                                  $         (149,884)  $           (65,030)
  ---------------------------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES:
     Increase in deposit accounts                                                         $          102,679   $           90,180
     Increase (decrease) in short-term borrowings, net                                                37,901               (28,912)
     Proceeds from notes payable                                                                      19,550               11,300
     Net proceeds from issuance of common shares                                                       2,118                   30
     Dividends paid                                                                                     (875)                 (602)
  ---------------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                               $          161,373   $           71,996
  ---------------------------------------------------------------------------------------------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $           29,550   $         (11,206)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        $          123,530   $          230,054
  ---------------------------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $          153,080   $          218,848
  =================================================================================================================================

  Supplemental disclosure of cash flow information:
   Acquisition of the Wayne Hummer Companies:
      Fair value of assets acquired, including cash and cash equivalents                  $            76,055  $               --
      Value ascribed to intangibles                                                                    15,959                  --
      Liabilities assumed                                                                              63,577                  --



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

Wintrust is a financial holding company currently engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area. Additionally, the Company operates various non-bank subsidiaries.

As of March 31, 2002, Wintrust had seven wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank") and Northbrook Bank & Trust Company ("Northbrook Bank").

The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wintrust Asset Management Company, N.A. ("WAMC"). The Company provides financing of commercial insurance premiums ("premium finance receivables") on a national basis, through First Insurance Funding
Corporation ("FIFC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. Wintrust, through Tricom, Inc. of Milwaukee ("Tricom"), also provides short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing clients located primarily in Illinois. Tricom is a wholly-owned subsidiary of Hinsdale Bank. Wayne Hummer Investments, LLC ("WHI") is a broker-dealer providing a full range of private client and brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of Wintrust. Focused Investments LLC ("Focused") is a broker-dealer that provides a full range of investment solutions to clients through a network of community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Management Company provides money management services and advisory services to individuals and institutions, municipal and tax-exempt organizations, as well as the Wayne Hummer Companies four proprietary mutual funds and is a wholly-owned subsidiary of Wintrust. Wintrust Information Technology Services Company provides information technology support, item capture and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform with the current period presentation.

(2) CASH AND CASH EQUIVALENTS
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold and securities purchased under resale agreements which have an original maturity of 90 days or less.



(3) AVAILABLE-FOR-SALE SECURITIES
    -----------------------------

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

                                                   MARCH 31, 2002             December 31, 2001               March 31, 2001
                                          ------------------------------------------------------------ -----------------------------
                                             AMORTIZED          FAIR       Amortized        Fair         Amortized         Fair
    (In thousands)                              COST           VALUE         Cost          Value            Cost          Value
  ------------------------------------------------------- -------------------------------------------- -----------------------------

    U.S. Treasury                          $      3,292    $      3,291   $    3,045    $     3,048      $      755    $       763
    U.S. Government agencies                    131,175         131,117      151,911        152,185          58,996         59,066
    Municipal                                     5,903           6,144        6,507          6,686           4,961          5,137
    Corporate notes and other                    26,688          25,846       26,691         25,895          26,714         25,937
    Mortgage-backed                             190,192         183,583      184,483        181,425          64,847         65,041
    Federal Reserve/FHLB Stock
     and other equity securities                 15,457         15,559        15,384         16,111          12,253         12,421
                                          --------------- -------------------------------------------- -----------------------------
      Total available-for-sale securities  $    372,707    $    365,540   $  388,021    $   385,350      $  168,526    $   168,365
                                          =============== ============================================ =============================



(4) LOANS
    -----

The following table is a summary of the loan portfolio as of the dates shown:

                                                                      MARCH 31,            December 31,             March 31,
    (In thousands)                                                       2002                  2001                    2001
  ---------------------------------------------------------------------------------------------------------- -----------------------
    Core loans:
     Commercial and commercial real estate                       $         1,066,326    $        1,007,580     $           712,034
     Home equity                                                             287,186               261,049                 182,283
     Residential real estate                                                 142,554               140,041                 116,875
     Other loans                                                              55,211                59,157                  70,979
                                                                --------------------------------------------- ----------------------
         Total core loans                                        $         1,551,277    $        1,467,827     $         1,082,171
                                                                --------------------------------------------- ----------------------
    Niche loans:
     Premium finance receivables                                 $           414,330    $          348,163     $           333,771
     Indirect auto loans                                                     184,385               184,209                 191,386
     Tricom finance receivables                                               17,558                18,280                  18,651
                                                                --------------------------------------------- ----------------------
         Total niche loans                                       $           616,273    $          550,652     $           543,809
                                                                --------------------------------------------- ----------------------
    Total loans, net of unearned income                          $         2,167,550    $        2,018,479     $         1,625,979
                                                                ============================================= ======================

Included in other loans as of March 31, 2002 is $1.4 million loaned to the Company's Chief Executive Officer and Chief Operating Officer secured by shares of the Company's common stock. The maximum available to be borrowed under these loan arrangements is $1.7 million, secured by 172,500 shares of the Company's common stock. The loans are full recourse to the borrowers.

(5) DEPOSITS
    --------

The following is a summary of deposits as of the dates shown:

                                                                   MARCH 31,               December 31,             March 31,
    (Dollars in thousands)                                            2002                     2001                   2001
  ---------------------------------------------------------------------------------   ----------------------------------------------
    BALANCE:
     Non-interest bearing                                     $          242,966      $         254,269      $         182,364
     NOW                                                                 290,120                286,860                174,948
     Money market                                                        368,240                335,881                300,939
     Savings                                                             133,963                132,514                 80,217
     Time certificate of deposits                                      1,382,026              1,305,112              1,178,288
                                                              ---------------------   --------------------   --------------------
         Total deposits                                       $        2,417,315      $       2,314,636      $       1,916,756
                                                              =====================   ====================   ====================

    PERCENT OF TOTAL DEPOSITS:
     Non-interest bearing                                                     10  %                  11  %                  10  %
     NOW                                                                      12                     12                      9
     Money Market                                                             15                     15                     16
     Savings                                                                   6                      6                      4
     Time certificate of deposits                                             57                     56                     61
                                                                ----------------------  ---------------------   --------------------
         Total deposits                                                      100  %                 100  %                 100  %
                                                                ======================  =====================   ====================


(6) NOTES PAYABLE, FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:
    --------------------------------------------------------------------

The following is a summary of notes payable, Federal Home Loan Bank advances and other borrowings as of the dates shown:

                                                                               MARCH 31,         December 31,         March 31,
    (In thousands)                                                               2002                2001                2001
  ----------------------------------------------------------------------- --------------------------------------- ------------------

     Notes payable                                                         $         66,125    $        46,575     $        38,875
     Federal Home Loan Bank advances                                                 90,000             90,000                  --
     Other borrowings:
       Federal funds purchased                                                       43,500             11,800                  --
       Securities sold under repurchase agreements                                   17,193             16,274              14,727
       Wayne Hummer Companies funding                                                47,931                 --                  --
       Other                                                                          5,000                 --                  --
                                                                          -------------------- ------------------ ------------------
          Total other borrowings                                           $        113,624    $        28,074     $        14,727
                                                                          -------------------- ------------------ ------------------
            Total notes payable, Federal Home Loan Bank advances and
            other borrowings                                               $        269,749    $       164,649     $        53,602
                                                                          ==================== ================== ==================

The Wayne Hummer Companies funding consists of collateralized demand obligations to third party banks at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations at rates approximating fed funds. Other represents the Company's interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.

(7) LONG-TERM DEBT - TRUST PREFERRED SECURITIES
    -------------------------------------------

The Company issued $51.1 million of Trust Preferred Securities through two separate issuances by Wintrust Capital Trust I and Wintrust Capital Trust II ("Trusts"). The Trusts issued $1,579,000 of common securities, all of which are owned by the Company. The Trust Preferred Securities represent preferred undivided beneficial interests in the assets of the Trusts.

The Trusts invested the proceeds from the issuances of the Trust Preferred Securities and the common securities in Subordinated Debentures ("Debentures"), with the same maturities and fixed interest rates as the Trust Preferred Securities, issued by the Company. The debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The composition of the Trust Preferred Securities as of March 31, 2002 (Dollars in thousands):

                                                     Issuance           Rate                          Maturity          Redemption
        Issuance Trust               Amount            Date             Type            Rate            Date               Date
-------------------------------    -----------     --------------    ------------    ------------    ------------     --------------
Wintrust Capital Trust I             $ 31,050          10/98            Fixed           9.00%         09/30/28           09/30/03
Wintrust Capital Trust II            $ 20,000          06/00            Fixed          10.50%         06/30/30           06/30/05

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the Trust Preferred Securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the Trust Preferred Securities. Subject to certain limitations, the Company has the right to defer payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures of the Trusts are redeemable in whole or in part prior to maturity, at the discretion of the Company if certain conditions are met, and only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. Interest expense on the Trust Preferred Securities is deductible for tax purposes.


(8) EARNINGS PER SHARE
    ------------------

The following table shows the computation of basic and diluted earnings per share for the periods shown:

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                               -------------------------------------
(In thousands, except per share data)                                                                2002                2001
---------------------------------------------------------------------------------------------  ------------------ ------------------

Net income                                                                             (A)            $ 6,362             $ 3,904
                                                                                               ================== ==================

Average common shares outstanding                                                      (B)             15,078              12,923
Effect of dilutive common shares                                                                          913                 454
                                                                                               ------------------ ------------------
Weighted average common shares and effect of dilutive common shares                    (C)
                                                                                                       15,991              13,377
                                                                                               ================== ==================

Net income per average common share - Basic                                           (A/B)            $ 0.42              $ 0.30
                                                                                               ================== ==================

Net income per average common share - Diluted                                         (A/C)            $ 0.40              $ 0.29
                                                                                               ================== ==================

The effect of dilutive common shares outstanding results from stock options, stock warrants and shares issuable under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.


(9) SEGMENT INFORMATION
    -------------------

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The other category, as shown in the following table, reflects parent company information. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance and indirect auto segments. For purposes of internal segment profitability analysis, management reviews the results of its premium finance and indirect auto segments as if all loans originated and sold to the banking segment were retained within that segment's operations, thereby causing the inter-segment elimination amounts shown in the following table. The following table is a summary of certain operating information for reportable segments for the periods shown:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,

                                                 -------------------------------------            $                    %
(Dollars in thousands)                                2002                 2001                Change               Change
---------------------------------------------    ----------------     ----------------     ----------------    --------------------
NET INTEREST INCOME:
Banking                                          $       20,773       $       16,427            $   4,346                     26  %
Premium finance                                           8,117                5,973                2,144                     36
Indirect auto                                             2,002                1,387                  615                     44
Tricom                                                      913                  884                   29                      3
Trust, asset management and brokerage                       588                  166                  422                    254
Inter-segment eliminations                               (8,301)              (5,766)              (2,535)                   (44)
Other                                                    (1,924)              (1,795)                (129)                    (7)
                                                 ----------------     ----------------     ----------------    ---------------------
  Total net interest income                      $       22,168       $       17,276            $   4,892                      28 %
                                                 ================     ================     ================    =====================

NON-INTEREST INCOME:
Banking                                          $        4,942       $        4,400             $    542                     12  %
Premium finance                                           2,016                  899                1,117                    124
Indirect auto                                                 8                   --                    8                    N/M
Tricom                                                      821                1,042                 (221)                   (21)
Trust, asset management and brokerage                     4,673                  450                4,223                    938
Inter-segment eliminations                                 (154)                 (82)                 (72)                   (88)
Other                                                       446                  141                  305                    216
                                                 ----------------     ----------------     ----------------    ---------------------
  Total non-interest income                      $       12,752       $        6,850            $   5,902                     86  %
                                                 ================     ================     ================    =====================

SEGMENT PROFIT (LOSS):
Banking                                          $        6,193       $        4,877            $   1,316                     27  %
Premium finance                                           4,087                2,069                2,018                     98
Indirect auto                                               728                  374                  354                     95
Tricom                                                      271                  279                   (8)                    (3)
Trust, asset management and brokerage                      (142)                (196)                  54                     28
Inter-segment eliminations                               (3,463)              (2,124)              (1,339)                   (63)
Other                                                    (1,312)              (1,375)                  63                      5
                                                 ----------------     ----------------     ----------------    ---------------------
  Total segment profit                           $        6,362       $        3,904            $   2,458                     63  %
                                                 ================     ================     ================    =====================

SEGMENT ASSETS:
Banking                                          $    2,826,154       $    2,137,066            $ 689,088                     32  %
Premium finance                                         435,964              359,511               76,453                     21
Indirect auto                                           190,244              196,724               (6,480)                    (3)
Tricom                                                   28,212               29,064                 (852)                    (3)
Trust, asset management and brokerage                    99,924                5,260               94,664                  1,800
Inter-segment eliminations                             (634,976)            (568,038)             (66,938)                   (12)
Other                                                     9,631                7,043                2,588                     37
                                                 ----------------     ----------------     ----------------    ---------------------
  Total segment assets                           $    2,955,153       $    2,166,630            $ 788,523                     36  %
                                                 ================     ================     ================    =====================

N/M = not meaningful

(10) DERIVATIVE FINANCIAL INSTRUMENTS
     --------------------------------

The Company enters into certain derivative financial instruments as part of its strategy to manage its exposure to market risk. Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company's net interest income will be adversely affected. The derivative financial instruments that are currently being utilized by the Company to manage this risk include interest rate cap and interest rate swap contracts. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and not the notional principal amounts used to express the volume of the transactions.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and SFAS 138 (collectively referred to as SFAS 133).

As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments, such as interest rate cap and interest rate swap agreements, in the Consolidated Financial Statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statement of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

Derivative financial instruments owned by the Company on January 1, 2001 were not designated as hedges in accordance with SFAS 133. As a result, the effect of recording the derivative financial instruments at fair value upon adoption resulted in a charge of $254,000 (net of tax) in the Consolidated Statement of Income to reflect the cumulative effect of a change in accounting principle.

During the first quarter of 2002, $100 million notional principal amount of interest rate cap contracts matured. At March 31, 2002, the Company had $155 million of notional principal amounts of interest rate caps with maturities ranging from April 2002 to February 2003. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products and provide for the receipt of payments when the 91-day Treasury bill rate exceeds the predetermined strike rates that range from 3.75% to 6.50%. The payment amounts, if any, are determined and received on a monthly basis and are recorded as an adjustment to net interest income. Premiums paid for the purchase of interest rate cap contracts are amortized as an adjustment to net interest income.

The following table presents a summary of derivative instruments that were outstanding as of the dates shown and whether the changes in fair values are accounted for in the income statement (IS) or as other comprehensive income
(OCI):

                                                                 MARCH 31, 2002                          December 31, 2001
                                    Accounting         ------------------------------------     ------------------------------------
                                    for change             NOTIONAL              FAIR               Notional               Fair
(In thousands)                   in market value            AMOUNT              VALUE                Amount               Value
----------------------------    -------------------    -----------------    ---------------     -----------------     --------------
Interest rate caps                         IS              $ 85,000                 $ --           $ 185,000                  $ --
Interest rate caps                        OCI                70,000                   54              70,000                    54
Interest rate swap                        OCI                25,000                 (510)             25,000                  (681)

At March 31, 2002, the Company had $25 million notional principal amount of an interest rate swap contract maturing in February 2004. This contract effectively converts a portion of the Company's floating-rate notes payable to a fixed-rate basis for three years, thus reducing the impact of interest rate changes on future interest expense.

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks' investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in fair values of these contracts are reported in other non-interest income. The option premium income generated by these transactions is also recognized as other non-interest income. There were no call options outstanding as of March 31, 2002, December 31, 2001 or March 31, 2001, respectively.



(11)  BUSINESS COMBINATIONS
      ---------------------

On February 20, 2002, Wintrust completed its acquisition of Wayne Hummer Investments, LLC (including its wholly owned subsidiary, Focused Investments
LLC) and Wayne Hummer Management Company (collectively, the "Wayne Hummer Companies" or "WHC"). The results of the Wayne Hummer Companies have been included in Wintrust's consolidated financial statements only since the effective date (February 1, 2002) of the acquisition. Wayne Hummer Investments LLC is a registered broker/dealer and investment services firm that provides a full range of private client and brokerage services to clients located primarily in the Midwest. Wayne Hummer Management Company is a registered investment advisor, providing services to individual accounts as well as four proprietary mutual funds managed by the firm.

The acquisition of the Wayne Hummer Companies will augment and diversify Wintrust's revenue stream by adding brokerage services to its fee based revenues as well as offering traditional banking products to the customers of the Wayne Hummer Companies, thereby providing a more comprehensive menu of financial products and services to the customers of Wintrust and the Wayne Hummer Companies.

The aggregate purchase price was $28 million including $8 million in cash, 762,742 shares of Wintrust's common stock (then valued at $15 million) and $5 million of deferred cash payments. Wintrust is obligated to pay additional consideration of cash and Wintrust common stock upon the attainment of certain performance measures over the next five years. The additional consideration, if paid, will be recorded as additional goodwill at its fair value when paid, or when the additional consideration is deemed, beyond a reasonable doubt, to have been earned. The value of Wintrust's common stock issued was determined based on the unweighted average of the high and low sales prices of Wintrust's common stock on the Nasdaq National Market for the 10 trading days ending on the second trading day preceding the effective date of the acquisition.

The following pro forma information reflects the Company's results of operations as if the Wayne Hummer Companies would have been included from the beginning of the periods shown. The Wintrust as reported results include the results of the Wayne Hummer Companies since the effective date of the acquisition:

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                           -----------------------------------------
(In thousands)                                                                                    2002                   2001
---------------------------------------------------------------------------------------    -------------------    ------------------
NET REVENUE:
    Wintrust as reported  (includes WHC from February 1, 2002)                              $          34,920       $         24,126
    WHC (results prior to February 1, 2002)                                                             2,919                  8,420
                                                                                           -------------------    ------------------
Pro forma net revenue                                                                       $          37,839       $         32,546
                                                                                           -------------------    ------------------

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
    Wintrust as reported  (includes WHC from February 1, 2002)                              $           9,893       $          6,517
    WHC (results prior to February 1, 2002)                                                               108                    519
                                                                                           -------------------    ------------------
Pro forma income before taxes and cumulative effect of accounting change                    $          10,001       $          7,036
                                                                                           -------------------    ------------------

NET INCOME:
    Wintrust as reported  (includes WHC from February 1, 2002)                              $           6,362       $          3,904
    WHC (results prior to February 1, 2002)                                                                70                    337
                                                                                           -------------------    ------------------
Pro forma net income                                                                        $           6,432       $          4,241
                                                                                           -------------------    ------------------

BASIC EPS:
    Wintrust as reported  (includes WHC from February 1, 2002)                              $            0.42       $           0.30
    WHC (results prior to February 1, 2002)                                                                --                   0.01
                                                                                           -------------------    ------------------
Pro forma basic EPS                                                                         $            0.42       $           0.31
                                                                                           -------------------    ------------------

DILUTED EPS:
    Wintrust as reported  (includes WHC from February 1, 2002)                              $            0.40       $           0.29
    WHC (results prior to February 1, 2002)                                                              (0.01)                 0.01
                                                                                           -------------------    ------------------
Pro forma diluted EPS                                                                       $            0.39       $           0.30
                                                                                           -------------------    ------------------


(12)  ACCOUNTING CHANGES
      ------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of SFAS 142. Under SFAS 142, intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

Wintrust adopted the provisions of SFAS 142 effective January 1, 2002. As of the date of adoption, Wintrust had unamortized goodwill in the amount of $10.0 million, and unamortized identifiable intangible assets in the amount of $109,000, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. As part of its adoption of SFAS 142, the Company has performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. Wintrust does not currently have any other indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting SFAS 142 is expected to result in an increase in net income of approximately $413,000, or approximately $0.02 per diluted share, in 2002 as a result of Wintrust no longer having to amortize goodwill against earnings.

At March 31, 2002 and 2001, Wintrust had $92,000 and $160,000, respectively, in unamortized identifiable intangible assets, all of which were values assigned to customer lists at Tricom. Total amortization expense associated with these intangible assets in the first quarter of 2002 and 2001 was $17,000 for each period, respectively.

Assuming retroactive adoption of SFAS 142, net income for the year ended December 31, 2001 and the quarter ended March 31, 2001 would have been $18.9 million and $4.0 million, respectively, and diluted earnings per share would have been $1.30 and $0.30 for the same periods, respectively. The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and quarter ended March 31, 2001:


                                                                             Year Ended                    Three Months Ended
                                                                            December 31,                       March 31,
                                                                                2001                              2001
                                                                    ------------------------------    -----------------------------
                                                                         Net           Earnings           Net           Earnings
(Dollars in thousands, except per share data)                          Income          Per Share         Income         Per Share
----------------------------------------------------------------    --------------    ------------    -------------    ------------
Earnings per share - Basic:
    Net income/Basic EPS as reported                                $      18,439     $      1.34     $      3,904     $      0.30
    Add back:   Goodwill amortization                                         617            0.04              161            0.01
    Less:  Tax on deductible goodwill                                         197            0.01               51            0.00
                                                                    --------------    ------------    -------------    ------------
       Adjusted net income/Basic EPS                                $      18,859     $      1.37     $      4,014     $      0.31
                                                                    ==============    ============    =============    ============

Earnings per share - Diluted:
    Net income/Diluted EPS as reported                              $      18,439     $      1.27     $      3,904     $      0.29
    Add back:   Goodwill amortization                                         617            0.04              161            0.01
    Less:  Tax on deductible goodwill                                         197            0.01               51            0.00
                                                                    --------------    ------------    -------------    ------------
       Adjusted net income/Diluted EPS                              $      18,859     $      1.30     $      4,014     $      0.30
                                                                    ==============    ============    =============    ============

On January 1, 2002, Wintrust adopted SFAS 144, which superseded SFAS 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of SFAS 144 did not have a material impact on Wintrust's financial conditions or results of operations.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition as of March 31, 2002, compared with December 31, 2001, and March 31, 2001, and the results of operations for the three-month periods ended March 31, 2002 and 2001 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

On January 24, 2002, Wintrust's Board of Directors declared a 3-for-2 stock split of its common stock, effected in the form of a 50% stock dividend, paid on March 14, 2002 to shareholders of record as of March 4, 2002. All historical share data and per share amounts have been restated to reflect this split.

OVERVIEW AND STRATEGY

Wintrust's operating subsidiaries were organized within approximately the last ten years. We have grown from $2.17 billion in total assets at March 31, 2001 to $ 2.96 billion in total assets at March 31, 2002 an increase of 36%. Because of the rapid growth, the historical financial performance of the Company has been affected by costs associated with growing market share, establishing new de novo banks, opening new branch facilities, and building an experienced management team. The Company's financial performance over the past several years generally reflects improving profitability of the Banks, as they mature, offset by the costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability depending on the number and timing of branch facilities added.

The Banks began operations during the period indicated in the table below:

                                                                                                        Operations opened in:
                                                                                                 -----------------------------------
                                                                                                      Month                Year
                                                                                                 -----------------    --------------
Lake Forest Bank...............................................................................      December                1991
Hinsdale Bank..................................................................................       October                1993
North Shore Bank...............................................................................     September                1994
Libertyville Bank..............................................................................       October                1995
Barrington Bank................................................................................      December                1996
Crystal Lake Bank..............................................................................      December                1997
Northbrook Bank................................................................................      November                2000

Subsequent to these initial dates of operations, each of the Banks, except Northbrook Bank, has established additional full-service banking facilities. As of March 31, 2002, the Banks had 30 banking offices. Since March 31, 2001, Barrington Bank opened a branch facility in Hoffman Estates in September 2001, Northbrook Bank opened its new permanent facility in December 2001 and Hinsdale Bank opened a branch facility in Riverside. In May 2002 we will be opening a permanent facility for our Wauconda branch of Libertyville Bank and a Highland Park branch of Lake Forest Bank.

While committed to a continuing growth strategy, management's ongoing focus is also to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the Banks, FIFC, WAMC, Tricom and the Wayne Hummer Companies. One aspect of this strategy is to continue to pursue specialized earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect is a continued focus on less aggressive deposit pricing at the Banks with significant market share and more established customer bases.

On February 20, 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprising Wayne Hummer Investments LLC ("WHI"), Wayne Hummer
Management Company ("WHMC") and Focused Investments LLC ("FI"), each based in the Chicago area.

WHI, established in 1931, has been providing a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. WHI also operates an office in Appleton, Wisconsin that opened in 1936. WHI has approximately 150 employees, including over 40 active brokers, and is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers. WHI's goal is to help clients define and achieve their financial goals. At March 31, 2002 the number of WHI client households was estimated to be in excess of 20,000, with over $4 billion in customer assets in custody. WHI's Appleton branch has a client base of over 4,000 accounts and serves the greater Appleton area.

WHMC, established in 1981, is the investment advisory affiliate of WHI and is advisor to the Wayne Hummer family of mutual funds. The Wayne Hummer family of funds includes the Wayne Hummer Growth Fund, the Wayne Hummer CorePortfolio Fund, the Wayne Hummer Income Fund, and the Wayne Hummer Money Market Fund. With assets under management in excess of $1 billion, the investment management group provides advisory services to individuals and institutions, municipal and tax-exempt organizations, including approximately $600 million in the Wayne Hummer Mutual Funds. Additionally, WHMC also provides portfolio management and continuous financial supervision for a wide-range of pension and profit sharing plans. These defined portfolios are managed for public and private clients, bank portfolios and trusts, endowments and foundations, and both taxable and tax-deferred portfolios for individual investors. WHMC manages over $400 million in these portfolios.

FI, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment solutions to clients through a network of community-based financial institutions primarily in Illinois.

FIFC is the Company's most significant specialized earning asset niche, originating approximately $1.3 billion in volume for the full year of 2001 and $413 million in the first quarter of 2002. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The majority of these receivables are retained within the Banks' loan portfolios. The Company began selling the excess of FIFC's originations over the capacity to retain such loans within the Banks' loan portfolios during the second quarter of 1999. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company's strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depends on the level of new volume growth in relation to the capacity to retain such loans within the Banks' loan portfolios.

In October 1999, the Company acquired Tricom as part of its continuing strategy to pursue specialized earning asset niches. Tricom is a Milwaukee-based company that has been in business for more than ten years and specializes in providing, on a national basis, short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. By virtue of the Company's funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom's revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. In addition to expanding the Company's earning asset niches, this acquisition has added to the level of fee-based income.

In addition to the earning asset niches provided by the Company's non-bank subsidiaries, several earning asset niches operate within the Banks, including the indirect auto division at Hinsdale Bank, Lake Forest Bank's MMF Leasing Services equipment leasing division and Barrington Bank's Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank's mortgage warehouse lending program provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area and Crystal Lake Bank has recently developed a specialty in small aircraft lending. The Company plans to continue pursuing the development or acquisition of other specialty earning asset niches or finance businesses that generate assets suitable for bank investment and/or secondary market sales. The Company anticipates that the indirect auto loan portfolio will comprise a smaller portion of the net loan portfolio in the future.

In September 1998, the Company formed WAMC, a trust subsidiary, to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. With a separately chartered trust subsidiary, the Company is better able to offer trust and investment management services to all communities served by the Banks. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WAMC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WAMC's experienced trust professionals. Services offered by WAMC typically include traditional trust products and services, as well as investment management services. The trust and asset management services and products will be expanded in 2002 to include brokerage services as the services offered by the Wayne Hummer Companies are integrated. Additionally, the Company plans to change the name of WAMC to Wayne Hummer Trust Company to leverage the Wayne Hummer brand name recognition.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company's key operating measures, as compared to the same period last year, are shown in the table below:



                                                                       THREE MONTHS           Three Months          Percentage (%)/
                                                                           ENDED                  Ended            Basis Point (bp)
(Dollars in thousands, except per share data)                         MARCH 31, 2002         March 31, 2001             Change
------------------------------------------------------------------   ------------------     ------------------     ----------------
Net income before cumulative effect of accounting change             $        6,362         $        4,158                 53.0  %
Net income                                                                    6,362                  3,904                 63.0
Net income per common share - Basic                                            0.42                   0.30                 40.0
Net income per common share - Diluted                                          0.40                   0.29                 37.9
Net revenues                                                                 34,920                 24,126                 44.7
Net interest income                                                          22,168                 17,276                 28.3

Net interest margin                                                            3.48   %               3.67   %              (19) bp
Core net interest margin(1)                                                    3.68                   3.94                  (26)
Net overhead ratio (2)                                                         1.43                   1.75                  (32)
Efficiency ratio (3)                                                          64.17                  66.42                 (225)
Return on average assets                                                       0.92                   0.75                   17
Return on average equity                                                      17.12                  15.39                  173

AT END OF PERIOD
Total assets                                                         $    2,955,153         $    2,166,630                 36.4  %
Total loans, net of unearned income                                       2,167,550              1,625,979                 33.3
Total deposits                                                            2,417,315              1,916,756                 26.1
Total shareholders' equity                                                  163,521                105,872                 54.5
Book value per common share                                                   10.41                   8.19                 27.1
Market price per common share                                                 22.97                  12.42                 84.9
Non-performing assets to total assets                                          0.39   %               0.64   %               25  bp
------------------------------------------------------------------

(1) The core net interest margin excludes the interest expense associated with Wintrust's Long-term Debt - Trust Preferred Securities.

(2) The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period's total average assets. A lower ratio indicates higher degree of efficiency.

(3) The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as other ratios such as the net overhead ratio, efficiency ratio and core net interest margin. These performance measures are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's financial results. These measures should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. The calculations used by the Company to derive core net interest margin, net overhead ratio and the efficiency ratio may vary from, and not be comparable to, other companies.

Net income for the quarter ended March 31, 2002 totaled $6.4 million, an increase of $2.5 million, or 63%, over the $3.9 million recorded in the first quarter of 2001. On a per share basis, net income for the first quarter of 2002 totaled $0.40 per diluted common share, an $0.11 per share, or 38%, increase as compared to the 2001 first quarter total of $0.29 per diluted common share. The lower growth rate in the earnings per share as compared to net income was primarily due to the issuance of 1,488,750 additional shares of common stock in June 2001 and 762,742 shares issued in the February 2002 acquisition of the Wayne Hummer Companies. The return on average equity for the first quarter of 2002 increased to 17.12% from 15.39% for the prior year quarter.

The results for the first quarter of 2002 include pre-tax income of $1.25 million, or $754,000 after-tax, for a partial settlement related to the premium finance defalcation recorded in 2000. Excluding this settlement income, net income in the first quarter was $5.6 million, or $0.35 per diluted share. Included in the first quarter of 2001, is a cumulative effect of a change in accounting for interest rate caps, which resulted in an after-tax charge of $254,000, or $0.02 per diluted share.

On February 20, 2002, Wintrust completed its acquisition of the Wayne Hummer Companies. Wintrust paid $28 million for the Wayne Hummer Companies, consisting of $8 million in cash, 762,742 shares of Wintrust's common stock (then valued at $15 million), $5 million of deferred cash payments and is obligated to pay additional consideration of cash and Wintrust common stock upon the attainment of certain performance measures over the next five years. Accounted for as a purchase, the Wayne Hummer Companies results of operations are included only since the effective date of the acquisition (February 1, 2002) in Wintrust's first quarter 2002 results.


NET INTEREST INCOME

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended March 31, 2002 totaled $22.4 million, an increase of $4.9 million, or 28%, as compared to the $17.5 million recorded in the same quarter of 2001. This increase mainly resulted from loan growth offsetting narrower spreads. Average loans in the first quarter of 2002 increased $489 million, or 30%, over the first quarter of 2001. This growth helped offset the lower spreads as a result of the eleven rate cuts by the Federal Reserve in 2001 totaling 475 basis points.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the first quarter of 2002, the net interest margin was 3.48%, a decrease of 19 basis points when compared to the net interest margin of 3.67% in the prior year first quarter. This decline resulted primarily from the effects of continued decreases during 2001 in short-term rates causing compression in the spread between the rates on interest-bearing liabilities and the yields on earning assets. Spread compression results when deposit rates cannot be reduced commensurate with changes in market rates due to current low level of rates paid on certain deposit accounts. The core net interest margin, which excludes the interest expense related to Wintrust's Long-term Debt - Trust Preferred Securities, was 3.68% for the first quarter of 2002, and decreased 26 basis points when compared to the prior year first quarter's core margin of 3.94%. In the absence of additional rate cuts by the Federal Reserve and a changing yield curve, Wintrust's net interest margin improved by 19 basis points when compared to the fourth quarter of 2001. This improvement was a result of total funding costs declining by 46 basis points while the yield on total earning assets declined by 24 basis points. Interest-bearing deposits accounted for the majority of the decline in the cost of funding, decreasing by 48 basis points from the fourth quarter of 2001.

The following table presents a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

                                                                THREE MONTHS ENDED                     Three Months Ended
                                                                  MARCH 31, 2002                         March 31, 2001
                                                     -------------------------------------     ------------------------------------
(Dollars in thousands)                                  AVERAGE      INTEREST     RATE            Average     Interest     Rate
-------------------------------------------------    -------------------------------------     ------------------------------------
Liquidity management assets (1) (2)                      $ 458,922      $4,816      4.26%           $ 319,028      $4,933    6.27%
Other earning assets (3)                                    44,920         514      4.64                   --          --      --
Loans, net of unearned income (2) (4)                    2,101,802      36,849      7.11            1,612,617      37,054    9.32
                                                     -------------------------------------     ------------------------------------
   Total earning assets                                 $2,605,644     $42,179      6.56%          $1,931,645     $41,987    8.82%
                                                     -------------------------------------     ------------------------------------

Interest-bearing deposits                               $2,097,388     $16,675      3.22%          $1,669,942     $22,172    5.38%
Federal Home Loan Bank advances                             90,000         897      4.04                   --          --      --
Notes payable and other borrowings                         119,698         943      3.20               67,897       1,046    6.25
Long-term debt-trust preferred securities                   51,050       1,288     10.09               51,050       1,288   10.09
                                                     -------------------------------------     ------------------------------------
   Total interest-bearing liabilities                   $2,358,136     $19,803      3.41%          $1,788,889     $24,506    5.56%
                                                     -------------------------------------     ------------------------------------

Tax-equivalent net interest income                                     $22,376                                    $17,481
                                                                    ===========                                 ==========
Net interest margin                                                                 3.48%                                    3.67%
                                                                                =========                                =========
Core net interest margin (5)                                                        3.68%                                    3.94%
-------------------------------------------------                               =========                                =========

(1) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended March 31, 2002 and 2001 were $208,000 and $205,000, respectively.
(3) Other earning assets include brokerage customer receivables and trading account securities.
(4) Loans, net of unearned income includes mortgages held for sale and non-accrual loans.
(5) The core net interest margin excludes the impact of Wintrust's Long-term Debt - Trust Preferred Securities.


The yield on total earning assets for the first quarter of 2002 was 6.56% as compared to 8.82% in 2001, a decrease of 226 basis points resulting primarily from the effect of decreases in general market rates on liquidity management assets and loans. The other earning assets shown in the first quarter of 2002 reflect interest-bearing brokerage customer receivables and trading account securities managed at the Wayne Hummer Companies. The yield on earning assets is heavily dependent on the yield on loans since average loans comprised approximately 81% of total average earning assets. The first quarter 2002 yield on loans was 7.11%, a 221 basis point decrease when compared to the prior year first quarter yield of 9.32%. The average prime lending rate was 4.75% during the first quarter of 2002 versus 8.62% for the first quarter of 2001, reflecting a decrease of 387 basis points. Wintrust's loan portfolio does not re-price in a parallel fashion to decreases or increases in the prime rate due to a portion of the portfolio being longer-term fixed rate loans.

The rate paid on interest-bearing liabilities for the first quarter of 2002 was 3.41%, compared to 5.56% in the first quarter of 2001, a decline of 215 basis points. Interest-bearing deposits accounted for 89% of total interest-bearing funding in the first quarter of 2002, compared to 93% in the same period of 2001. The rate paid on interest-bearing deposits averaged 3.22% for the first quarter of 2002 versus 5.38% for the same quarter of 2001, a decrease of 216 basis points. During 2001, Wintrust's Banks initiated borrowing from the Federal Home Loan Bank. Wintrust will continue to evaluate further advances from the Federal Home Loan Bank as a funding source in the future. The rate paid on Federal Home Loan Bank advances, notes payable and other borrowings decreased 269 basis points to 3.56% in the first quarter of 2002 as compared to 6.25% in the first quarter of 2001.

The following table presents a reconciliation of the Company's tax-equivalent net interest income, calculated on a tax-equivalent basis, between the three-month periods ended March 31, 2002 and March 31, 2001 and between the three-month periods ended March 31, 2002 and December 31, 2001. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, rates, the change due to the combination of volume and rate and the differing number of days in each quarter:

                                                                                               Compared to          Compared to
                                                                                              First Quarter        Fourth Quarter
 (In thousands)                                                                                    2001                 2001
------------------------------------------------------------------------------------------- ------------------- --------------------
  Tax-equivalent net interest income for comparative period                                  $      17,481        $       19,804
    Change due to mix and growth of earning assets and interest-bearing liabilities
       (volume)                                                                                      6,930                 1,181
    Change due to interest rate fluctuations (rate)                                                   (960)                1,177
    Change due to rate and volume fluctuations (rate/volume)                                        (1,075)                  672
    Change due to number of days in each quarter (days)                                                 --                  (458)
                                                                                            ------------------- --------------------
 TAX-EQUIVALENT NET INTEREST INCOME FOR THE PERIOD ENDED MARCH 31, 2002                      $      22,376        $       22,376
                                                                                            ------------------- --------------------


NON-INTEREST INCOME

For the first quarter of 2002, non-interest income totaled $12.8 million and increased $5.9 million, or 86%, over the prior year quarter. The following table presents non-interest income by category for the periods presented:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                ------------------------------------
                                                                                                              $               %
                                                                ------------------------------------
(Dollars in thousands)                                               2002                2001              Change          Change
------------------------------------------------------------    ---------------     ----------------     ------------    -----------
Trust, asset management and brokerage fees                      $        4,570      $           450         $ 4,120            916%
Fees on mortgage loans sold                                              2,017                1,524             493             32
Service charges on deposit accounts                                        738                  547             191             35
Gain on sale of premium finance receivables                                766                  942             (176)          (19)
Administrative services revenue                                            822                1,021             (199)          (19)
Fees from covered call options                                           1,568                1,347             221             16
Net available-for-sale securities (losses) gains                          (215)                 286             (501)         (175)
Premium finance defalcation-partial settlement                           1,250                   --           1,250            N/M
Other                                                                    1,236                  733             503             69
                                                                -- ------------     -- -------------     ------------    -----------
Total non-interest income                                       $       12,752      $         6,850          $5,902            86%
                                                                -- ------------     -- -------------     ------------    -----------

N/M = calculation not meaningful

Proceeds from a partial settlement, related to the premium finance defalcation which occurred and was recognized in 2000, accounted for the entire $1.25 million of premium finance defalcation-partial settlement income in the first quarter of 2002. Excluding this amount, total non-interest income would have increased $4.7 million or 68% over the first quarter of 2001.

Trust, asset management and brokerage fees is comprised of the asset management revenue of Wintrust Asset Management Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at the Wayne Hummer Companies. The increase in this category, up $4.1 million over the first quarter of 2001, is attributable to the revenues from the Wayne Hummer Companies. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. This commitment is evidenced by the acquisition of the Wayne Hummer Companies. Non-interest income comprised approximately 28% of total net revenues in the first quarter of 2001. Primarily as a result of the Wayne Hummer Companies acquisition, non-interest income has increased to approximately 37% of total revenues for the first quarter of 2002.

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended March 31, 2002, these fees totaled $2.0 million, an increase of $493,000, or 32%, from the prior year first quarter, but down from the $2.6 million recorded in the fourth quarter of 2001. This increase, as compared to the first quarter of 2001, was due to higher levels of mortgage origination volumes, particularly refinancing activity, caused by the decreases in mortgage interest rates. Management anticipates the levels of refinancing activity will continue to taper off to more normalized levels throughout 2002, barring any further reductions in mortgage interest rates.

Service charges on deposit accounts totaled $738,000 for the first quarter of 2002, an increase of $191,000, or 35%, when compared to the same quarter of 2001. This increase was mainly due to a higher deposit base and a larger number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

The administrative services revenue contributed by Tricom added $822,000 to total non-interest income in the first quarter of 2002, a decrease of $199,000 from the first quarter of 2001. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The revenue growth at Tricom has slowed in recent quarters due to the general slowdown in the United States economy and the reduction in the placement of temporary staffing individuals by Tricom's customers. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

As a result of continued strong loan originations of premium finance receivables, Wintrust sold premium finance receivables to an unrelated third party in the first quarter of 2002 and recognized gains of $766,000 related to this activity, compared with $942,000 of recognized gains in the first quarter of 2001. Recognized gains related to this activity are significantly influenced by the spread between the yield on the loans sold and the rate, based on a fixed spread to LIBOR, passed on to the purchaser. The yield on the loans sold and the rates passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. The lower amount of gain recognized in the first quarter of 2002 compared to the prior year was influenced by lower net spreads, as well as increased estimates of credit losses during the first quarter of 2002 compared to the prior year. The reduction in the gain recognized was also influenced by a reduction in the number of months these loans are estimated to be outstanding due to recent trends of early paydowns as the economy has weakened and insurance rates have escalated. At March 31, 2002, premium finance loans sold and serviced for other for which we retain a recourse obligation related to credit losses totaled approximately $107.2 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Non-performing loans related to this sold portfolio at March 31, 2002 were approximately $1.7 million, or 1.54%, of the sold loans. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the "Non-performing Premium Finance Receivables" portion of the "Asset Quality" section of this report on page 31. Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the first quarter of 2002, the ratio was approximately 89%. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

Fees from covered call option transactions, in the first quarter of 2002, increased by $221,000 to $1.6 million, compared to $1.4 million in the same quarter last year. During the first quarter of 2002, call option contracts were written against $382 million of underlying securities, compared to $309 million in the first quarter last year. The same security may be included in this total more than once to the extent that multiple call option contracts were written against them if the initial call option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. In the first quarter of both years, the Company wrote the call options, against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes, for terms of less than three months. There were no outstanding call options at March 31, 2002, December 31, 2001 or March 31, 2001.

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2002 totaled $22.7 million increasing $6.7 million, or 42%, over the first quarter 2001 total of $16.0 million. Operating expenses of the Wayne Hummer Companies and continued growth are the major causes for this increase, contributing $4.4 million and $2.3 million, respectively. Since March 31, 2001, total deposits and total loans have increased 26% and 33%, respectively, requiring higher levels of staffing and other costs to both attract and service the larger customer base.

The following table presents non-interest expense by category for the periods presented:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                ------------------------------------
                                                                                                              $               %
                                                                ------------------------------------
(Dollars in thousands)                                               2002                2001              Change          Change
------------------------------------------------------------    ---------------     ----------------     ------------    -----------
Salaries and employee benefits                                  $       13,362      $         8,478         $ 4,884             58%
Occupancy, net                                                           1,544                1,244             300             24
Equipment                                                                1,730                1,484             246             17
Data processing                                                          1,014                  830             184             22
Advertising and marketing                                                  524                  307             217             71
Professional fees                                                          611                  531              80             15
Amortization of intangibles                                                 17                  178             (161)          (90)
Other                                                                    3,877                2,919             958             33
                                                                ---------------     ----------------     ------------    -----------
Total non-interest expense                                      $       22,679      $        15,971         $ 6,708             42%
                                                                ===============     ================     ============    ===========


Salaries and employee benefits totaled $13.4 million for the first quarter of 2002, an increase of $4.9 million, or 58%, as compared to the prior year's first quarter total of $8.5 million. The Wayne Hummer Companies contributed $3.3 million of this increase. The remainder of the increase was due to continued growth and expansion of the de novo banks and normal annual increases in salaries and the costs of employee benefits.

Other categories of non-interest expense, such as occupancy costs, equipment expense, data processing, advertising and marketing, professional fees and other increased by $2.0 million over the prior year first quarter. The Wayne Hummer Companies acquisition accounted for $1.2 million of this increase, with the remainder due to the general growth and expansion of the banks.

Amortization expense related to goodwill and other intangibles totaled $17,000 for the first quarter of 2002, compared with $178,000 in the first quarter of 2001. See Note 12 - Accounting Changes to the Company's unaudited consolidated financial statements for a detailed discussion of intangible amortization.

Despite the Company's growth and the related increases in many of the non-interest expense categories, the net overhead ratio (non-interest expense less non-interest income as a percent of total average assets) declined to 1.43% as compared to 1.75% for the three-month period ended March 31, 2001. Excluding the proceeds from a $1.25 million partial settlement related to the premium finance defalcation recorded in 2000, the net overhead ratio of 1.62% for the first quarter of 2002 is within management's stated performance goal range of 1.50% - 2.00%.

INCOME TAXES

The Company recorded income tax expense of $3.5 million for the three months ended March 31, 2002 versus $2.4 million for the same period of 2001. The effective tax rate was 35.7% in the first quarter of 2002 and 36.2 % in the first quarter of 2001. In the first quarter of 2001, the Company also recorded a deferred tax benefit of approximately $161,000 related to the cumulative effect of adopting SFAS No. 133, Accounting for Derivatives. This tax benefit is included in the amount reported as the cumulative effect of an accounting change.

OPERATING SEGMENT RESULTS

As shown in Note 9 to the Unaudited Consolidated Financial Statements, the Company's operations consist of five primary segments: banking, premium finance, indirect auto, trust/asset management/brokerage and Tricom. The Company's profitability is primarily dependent on the net interest income, provision for possible loan losses, non-interest income and operating expenses of its banking segment.

For the first quarter of 2002, the banking segment's net interest income totaled $20.8 million, an increase of $4.3 million, or 26%, as compared to the $16.4 million recorded in the same quarter of 2001. This increase was the direct result of earning asset growth, particularly in the loan portfolio. The banking segment's non-interest income totaled $4.9 million for the first quarter of 2002 and increased $542,000, or 12%, when compared to the prior year quarterly total of $4.4 million. This increase was due primarily to a $493,000 increase in fees on mortgage loans sold resulting from higher levels of refinancing activity caused by the recent decline in mortgage interest rates and a $221,000 increase in fees from certain covered call option transactions which are routinely entered into to enhance the overall return on the investment portfolio. The banking segment's after-tax profit for the quarter ended March 31, 2002, totaled $6.2 million, an increase of $1.3 million, or 27%, as compared to the prior year quarterly total of $4.9 million.

Net interest income from the premium finance segment totaled $8.1 million for the quarter ended March 31, 2002, an increase of $2.1 million, or 36%, over the $6.0 million recorded in the same quarter of 2001. This improvement was due to an increase in average premium finance receivables of approximately 19% and higher net spread contributions on these balances. Non-interest income for the three months ended March 31, 2002 totaled $2.0 million, compared to $899,000 in the same quarter of 2001. The proceeds from a partial settlement, related to the premium finance defalcation which occurred and was recognized in 2000, of $1.25 million was offset by a decrease of $176,000 on gains from the sale of premium finance receivables compared to the same period last year. After-tax profit for the premium finance segment totaled $4.0 million for the three-month period ended March 31, 2002, and increased $2.0 million, or 98%, over the same period of 2001. This increase was due to higher levels of premium finance receivables created from targeted marketing programs, market increases in insurance premiums charged by insurance carriers and the partial settlement related to the defalcation recorded in 2000.

The indirect auto segment recorded $2.0 million of net interest income for the first quarter of 2002, an increase of $615,000, or 44%, as compared to the 2001 quarterly total. Average outstanding loans decreased 6% in the first quarter of 2002, compared to the same quarter of 2001. After-tax segment profit totaled $728,000 for the three-month period ended March 31, 2002, an increase of $354,000, or 95%, when compared to the same period of 2001. The increase in this segment's profitability was caused mainly by lower variable rate funding costs in the first quarter of 2002 contributing to the higher levels of net interest income.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. The Tricom segment reported net interest income of $913,000 for the first quarter of 2002, an increase of $29,000, or 3%, compared to the amount reported in the same period of 2001. Non-interest income was $821,000 in the first quarter of 2002, a decrease of $221,000, or 21%, compared to the first quarter of 2001. The segment's after tax profit was $271,000 in the first quarter of 2002, relatively unchanged from the $279,000 reported in the first quarter of 2001.

The trust, asset management and brokerage segment reported net interest income of $588,000 for the first quarter of 2002 and $166,000 for the same period last year. The net interest income reported is due to the segments earning assets as well as the net interest allocated to the segment from trust account balances on deposit at the Banks. This segment recorded non-interest income of $4.7 million for the first quarter of 2002 as compared to $450,000 for the same quarter of 2001, an increase of $4.2 million, or 938%. The increase is attributable to the revenues from the Wayne Hummer Companies. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. The trust, asset management and brokerage segment's after-tax loss totaled $142,000 for the three-month period ended March 31, 2002, as compared to an after-tax loss of $196,000 for the same period of 2001.

FINANCIAL CONDITION

Total assets were $2.96 billion at March 31, 2002, an increase of $789 million, or 36%, over the $2.17 billion a year earlier, and $250 million, or 9%, over the $2.71 billion at December 31, 2001. Growth at the newer banks and branches along with market share increases at the more mature banks and the addition of the Wayne Hummer Companies were the primary factors for the increases since year-end, adding $156 million and $94 million in total assets, respectively. Total funding, which include retail deposits, wholesale borrowings and Long-term Debt-Trust Preferred Securities, were $2.74 billion at March 31, 2002, and increased $717 million, or 35%, over the prior year, and $208 million, or 8%, since December 31, 2001. These increases were primarily utilized to fund growth in the loan portfolio of $542 million since March 31, 2001 and $150 million since year-end. See Notes 3-7 of the Company's unaudited consolidated financial statements on pages 6-8 for additional period-end detail.


INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

                                                  THREE MONTHS ENDED           Three Months Ended            Three Months Ended
                                                    MARCH 31, 2002             December 31, 2001               March 31, 2001
                                             ----------------------------- ---------------------------  ----------------------------
  (Dollars in thousands)                         BALANCE        PERCENT       Balance       Percent        Balance        Percent
  ------------------------------------------------------------------------ ---------------------------  ----------------------------
  Loans:
    Core loans:
       Commercial and
         Commercial real estate               $     982,902       38 %     $    893,548        37 %     $    663,359           34 %
       Home equity                                  274,076       11            248,495        10            182,389           10
       Residential real estate (1)                  168,443        6            155,460         7            140,136            7
       Other loans                                   64,366        2             78,140         3             67,106            3
                                             ----------------------------- ---------------------------  ----------------------------
         Total core loans                     $   1,489,787       57 %     $  1,375,643        57 %     $  1,052,990           54 %
                                             ----------------------------- ---------------------------  ----------------------------
    Niche loans:
       Premium finance receivables            $     408,869       16 %     $    361,069        15 %     $    344,841           18 %
       Indirect auto loans                          184,993        7            188,114         8            196,177           10
       Tricom finance receivables                    18,153        1             19,340         1             18,609            1
                                             ----------------------------- ---------------------------  ----------------------------
         Total niche loans                    $     612,015       24 %     $    568,523        24 %     $    559,627           29 %
                                             ----------------------------- ---------------------------  ----------------------------
  Total loans, net of unearned income         $   2,101,802       81 %     $  1,944,166        81 %     $  1,612,617           83 %
  Liquidity management assets (2)                   458,922       17            446,209        19            319,028           17
  Other earning assets (3)                           44,920        2                 --        --                 --           --
                                             ----------------------------- ---------------------------  ----------------------------
    Total earning assets                      $   2,605,644      100 %     $  2,390,375       100 %     $  1,931,645          100 %
                                             ----------------------------- ---------------------------  ----------------------------
------------------------------------------------------------

(1)      Includes mortgages held for sale
(2) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(3) Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the first quarter of 2002, increased $218.3 million, or 37% on an annualized basis, over the fourth quarter of 2001. Excluding the impact of the interest-earning assets of the Wayne Hummer Companies, earning assets, on an annualized basis, grew by 29%. The ratio of average earning assets as a percent of total average assets remained consistent at approximately 92% - 93% as of each reporting period date shown in the above table.

Loan growth continues to fuel the Company's earning asset growth in the first quarter of 2002. Total average loans increased by $157.6 million over the previous quarter, with $114.1 million of this amount in core loan growth. Commercial and commercial real estate loans grew on average by 41%, home equity by 42% and residential real estate by

34%, all on an annualized basis, over the fourth quarter of 2001. Niche loan growth was concentrated in premium finance receivables, increasing on average by $47.8 million, or 54% on an annualized basis, over the fourth quarter of 2001.

Average earning assets for the first quarter of 2002, increased $674.0 million, or 35%, over the year-earlier first quarter. Average loans accounted for $489.2 million, with $436.8 million from core loans, of the total average earning asset growth.

The balance sheet as of March 31, 2002 reflects trading account securities and brokerage customer receivables as a result of the acquisition of the Wayne Hummer Companies. These interest-earning assets are shown as other earning assets in the previous table.

In the  normal  course  of  business,  Wayne  Hummer  Investments,  LLC  ("WHI")
activities involve the execution, settlement, and financing of various securities transactions. These activities may expose WHI to risk in the event the customer is unable to fulfill its contractual obligations. WHI maintains cash and margin accounts for its customers generally located in the Chicago, Illinois and Appleton, Wisconsin metropolitan areas of the Midwest.

WHI's customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer's accounts. In connection with these activities, WHI executes and clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, WHI may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations. WHI seeks to control the risks associated with its customers' activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral or to reduce positions when necessary.

WHI's customer financing and securities settlement activities require WHI to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, WHI may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. WHI controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, WHI establishes credit limits for such activities and monitors compliance on a daily basis.


DEPOSITS

Total average deposits for the first quarter of 2002 were $2.34 billion, an increase of $488.2 million, or 26%, over the first quarter of 2001 and an increase of $109.5 million, or 20% on an annualized basis, over the fourth quarter of 2001.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

                                                  THREE MONTHS ENDED           Three Months Ended            Three Months Ended
                                                    MARCH 31, 2002             December 31, 2001               March 31, 2001
                                             ----------------------------- ---------------------------  ----------------------------
    (Dollars in thousands)                       BALANCE        PERCENT       Balance       Percent        Balance        Percent
  ------------------------------------------ ----------------------------- ---------------------------  ----------------------------
     Non-interest bearing                     $     242,012       10  %    $    232,636        10 %     $    181,220           10 %
     NOW                                            285,756       12            256,185        12            171,216            9
     Money market                                   352,574       15            322,488        14            297,066           16
     Savings                                        128,410        6            135,199         6             77,160            4
     Time certificate of deposits                 1,330,648       57          1,283,384        58          1,124,499           61
                                             ----------------------------- ---------------------------  ----------------------------
         Total deposits                       $   2,339,400      100  %    $  2,229,892       100 %     $  1,851,161          100 %
                                             ----------------------------- ---------------------------  ----------------------------

The percentage mix of average deposits for the first quarter of 2002 was relatively consistent with the deposit mix as of the prior year dates. Growth in both the number of accounts and balances has been primarily the result of newer bank and branch growth, and continued marketing efforts at the more established banks to create additional deposit market share.


OTHER FUNDING SOURCES

Although deposits are the Company's main source of funding its interest-earning asset growth, the Company's ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, the Company uses several other funding sources to support its interest-earning asset growth. These sources include short-term borrowings, notes payable, FHLB advances, trust preferred securities, the issuance of equity securities as well as the retention of earnings.

Average total interest-bearing funding, from sources other than deposits and including trust preferred securities, increased by $89.8 million in the first quarter of 2002 to $260.7 million, compared to the fourth quarter of 2001 average balance of $170.9 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:


                                                                               MARCH 31,         December 31,         March 31,
    (In thousands)                                                               2002                2001                2001
  ----------------------------------------------------------------------- --------------------------------------- ------------------
     Notes payable                                                         $         55,384    $        33,373     $        28,426
     Federal Home Loan Bank advances                                                 90,000             64,565                  --
     Federal funds purchased                                                          4,760              1,989              11,823
     Securities sold under repurchase agreements                                     28,704             19,867              27,648
     Wayne Hummer Companies funding                                                  28,628                 --                  --
     Long-term Debt - Trust Preferred Securities                                     51,050             51,050              51,050
     Other                                                                            2,222                 18                  --
                                                                          --------------------------------------- ------------------
       Total other funding sources                                         $        260,748    $       170,862     $       118,947
                                                                          --------------------------------------- ------------------

The Wayne Hummer Companies funding for daily operations consists of collateralized demand obligations to third party banks at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and owned by WHI and demand obligations to brokers and clearing organizations at rates approximating fed funds. These funding sources accounted for $28.6 million of the increase in average balances over the fourth quarter of 2001. The average balance of FHLB advances, securities sold under repurchase agreements and federal funds purchased, which are funding sources for the Banks, increased by $37.0 million over the previous quarter. FHLB advances increased due to the entire $90 million payable to the FHLB being outstanding during first quarter of 2002. These advances occurred during the third and fourth quarters of 2001. Amounts drawn on the parent company notes payable to fund the capital requirements of the bank and non-bank affiliates and the parent company operational needs accounted for $18.4 million of the increase in average balance. The amounts drawn to finance the acquisition of the Wayne Hummer Companies and the interest-bearing deferred portion of the amount paid for the Wayne Hummer Companies by Wintrust, accounted for $5.8 million of the increase in average balance of these other funding sources.


SHAREHOLDERS' EQUITY

Total shareholders' equity was $163.5 million at March 31, 2002 and increased $57.6 million since March 31, 2001 and $22.2 million since the end of 2001. The increase from year-end was the result of the Company's issuance of 762,742 shares, or $15.0 million, of its common stock in the acquisition of the Wayne Hummer Companies, $6.4 million of net income and $4.4 million of proceeds from the issuance of the Company's common stock for stock options, warrants, employee stock purchase plan and director compensation plan, offset by a $2.7 million increase in the unrealized loss on securities and derivative financial instruments and $875,000 of cash dividends paid on the Company's common stock. The annualized return on average equity for the quarter ended March 31, 2002 increased to 17.12% as compared to 15.39% for the first quarter of 2001.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

                                                                           MARCH 31,            December 31,           March 31,
                                                                             2002                   2001                 2001
                                                                      --------------------   -------------------   -----------------
   Leverage ratio                                                               7.0 %                 7.1 %                6.2 %
   Tier 1 risk-based capital ratio                                              7.6                   7.7                  7.0
   Total risk-based capital ratio                                               8.2                   8.5                  8.4
   Dividend payout ratio                                                        7.5                   7.4                  8.0
-------------------------------------------------------------------   --------------------------------------------------------------


                                                                            Minimum
                                                                            Capital              Adequately              Well
                                                                         Requirements           Capitalized           Capitalized
                                                                      --------------------   -------------------   -----------------
   Leverage ratio                                                               3.0 %                 4.0 %                5.0 %
   Tier 1 risk-based capital ratio                                              4.0                   4.0                  6.0
   Total risk-based capital ratio                                               8.0                   8.0                 10.0
------------------------------------------------------------------   ---------------------------------------------------------------

At March 31, 2002, the Company was considered "well capitalized" under both the leverage ratio and the Tier 1 risk-based capital ratio, and was considered "adequately capitalized" under the total risk-based capital ratio. The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity; however, additional capital is sometimes required to support the growth of the organization.

The Company has expansion planned through branch facilities in Highland Park, Deerfield, and Cary, Illinois during 2002 and the expansion into permanent facilities in Wauconda, McHenry and Libertyville, Illinois during 2002. In addition to the growth anticipated with new facilities, the Company expects continued growth at its existing banking facilities. Additionally, through a sweep account currently in development, the Company expects that certain customer funds currently invested in money market mutual funds at WHI will become deposits of the Banks. Based on these growth prospects and the required regulatory capital levels, the Company is evaluating various options of increasing its capital base to support such growth. The Company intends to raise up to approximately $50 million of additional capital in the near term to support anticipated growth, including the issuance of additional common stock as well as possibly subordinated debt and additional trust preferred securities.

On January 24, 2002, Wintrust declared a semi-annual cash dividend of $0.06 per common share, a 29% increase over the prior dividend amount. In January and July 2001, the Company declared cash dividends of $0.047 per common share. No shares of the Company's common stock have been repurchased since the third quarter of 2000.

ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for loan losses for the periods presented:

                                                                                                         THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                              -------------------------------------
(Dollars in thousands)                                                                              2002                   2001
-------------------------------------------------------------------------------------------   ----------------      ---------------
BALANCE AT BEGINNING OF PERIOD                                                                       $  13,686            $  10,433
PROVISION FOR LOAN LOSSES                                                                                2,348                1,638

 CHARGE-OFFS
 -----------
  Commercial and commercial real estate loans                                                              225                   97
  Home equity loans                                                                                         --                   --
  Residential real estate loans                                                                             --                   --
  Consumer and other loans                                                                                  76                   11
  Premium finance receivables                                                                              867                  712
  Indirect automobile loans                                                                                287                  286
  Tricom finance receivables                                                                                --                   --
                                                                                              ----------------      ---------------
     Total charge-offs                                                                                   1,455                1,106
                                                                                              ----------------      ---------------

 RECOVERIES
 ----------
  Commercial and commercial real estate loans                                                               20                    2
  Home equity loans                                                                                         --                   --
  Residential real estate loans                                                                             --                   --
  Consumer and other loans                                                                                  --                   --
  Premium finance receivables                                                                               63                   46
  Indirect automobile loans                                                                                 30                   54
  Tricom finance receivables                                                                                 5                   --
                                                                                              ----------------      ---------------
    Total recoveries                                                                                       118                  102
                                                                                              ----------------      ---------------
NET CHARGE-OFFS                                                                                         (1,337)              (1,004)
                                                                                              ----------------      ---------------
BALANCE AT MARCH 31                                                                                  $  14,697            $  11,067
                                                                                              ================      ===============

  Loans at March 31                                                                                $ 2,167,550           $1,625,979
                                                                                              ================      ===============
  Allowance as a percentage of loans                                                                     0.68%                0.68%
                                                                                              ================      ===============
  Annualized net charge-offs (recoveries) as a percentage of average:
        Commercial and commercial real estate loans                                                      0.08%                0.06%
        Home equity loans                                                                                   --                   --
        Residential real estate loans                                                                       --                   --
        Consumer and other loans                                                                         0.47%                0.07%
        Premium finance receivables                                                                      0.79%                0.77%
        Indirect automobile loans                                                                        0.56%                0.47%
        Tricom finance receivables                                                                      (0.11%)                  --
                                                                                              ----------------      ---------------
            Total loans                                                                                  0.26%                0.25%
                                                                                              ================      ===============
        Annualized provision for loan losses                                                            56.94%               61.29%
                                                                                              ================      ===============

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Loan quality is continually monitored by management and is reviewed by the Banks' Boards of Directors and their Credit Committees on a monthly basis. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on management's assessment of the adequacy of the allowance for loans losses. Management evaluates on a quarterly basis a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent and other potential problem loans, and economic conditions and trends in the market area in assessing the adequacy of the allowance for loan losses.

The provision for loan losses totaled $2.3 million for the first quarter of 2002, an increase of $710,000 from a year earlier. For the quarter ended March 31, 2002, net charge-offs totaled $1.3 million and increased from the $1.0 million of net charge-offs recorded in the same period of 2001. On a ratio basis, annualized net charge-offs as a percentage of average loans increased slightly to 0.26% in the first quarter of 2002 from 0.25% in the same period in 2001. Management has actively monitored and pursued methods to reduce the level of delinquencies in the indirect auto and premium finance portfolios (See "Past Due Loans and Non-performing Assets" below).

The allowance for loan losses is maintained at a level believed adequate by management to cover losses inherent in the portfolio and is based on an assessment of individual problem loans, actual and anticipated loss experience and other pertinent factors. There can be no assurances, however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The allowance for loan losses consists of an allocated and unallocated component. The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations. The Company reviews potential problem loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial, commercial real estate, residential real estate, home equity, premium finance receivables, indirect automobile, Tricom finance receivables and consumer. The reserve percentages applied to these loan groups attempt to account for the inherent risk in the portfolio based upon various factors including industry concentration, geographical concentrations, local and national economic indicators, levels of delinquencies, historical loss experience, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors. The unallocated portion of the allowance for loan losses reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Management believes the unallocated portion of the allowance for loan losses is necessary due to the imprecision inherent in estimating expected future credit losses.

The increase in the allowance for loan losses of $1.0 million from December 31, 2001 to March 31, 2002 is primarily related to growth in the commercial and commercial real estate portfolio of $58.7 million, or 24% on an annualized basis, and growth in the premium finance receivables portfolio of $66.2 million, or 77% on an annualized basis, and the increase in potential problem loans from $23.8 million at December 31, 2001 to $32.0 million at March 31, 2002. The allowance for loan losses as a percentage of total loans was 0.68% at March 31, 2002 compared to 0.68% at December 31, 2001. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio has declined by $353,000, or 4%, from the prior year and the allocated loss has been reduced due to improvement in the delinquencies, underwriting standards and collection routines.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets as of the dates presented:


                                                                             MARCH 31,           December 31,          March 31,
(Dollars in thousands)                                                         2002                  2001                 2001
-----------------------------------------------------------------------  ------------------    -----------------    ----------------
PAST  DUE GREATER THAN 90 DAYS AND STILL ACCRUING:
      Core banking loans:
         Residential real estate and home equity                                $   136              $   168              $   367
         Commercial, consumer and other                                             208                1,059                1,411
      Premium finance receivables                                                 1,582                2,402                4,881
      Indirect automobile loans                                                     249                  361                  350
      Tricom finance receivables                                                     --                   --                   --
                                                                         ------------------    -----------------    ----------------
          Total                                                                   2,175                3,990                7,009
                                                                         ------------------    -----------------    ----------------
NON-ACCRUAL LOANS:
      Core banking loans:
         Residential real estate and home equity                                  1,912                1,385                   --
         Commercial, consumer and other                                             742                1,180                  720
      Premium finance receivables                                                 6,277                5,802                5,872
      Indirect automobile loans                                                     266                  496                  234
      Tricom finance receivables                                                    104                  104                  112
                                                                         ------------------    -----------------    ----------------
          Total non-accrual loans                                                 9,301                8,967                6,938
                                                                         ------------------    -----------------    ----------------
TOTAL NON-PERFORMING LOANS:
      Core banking loans:
         Residential real estate and home equity                                  2,048                1,553                  367
         Commercial, consumer and other                                             950                2,239                2,131
      Premium finance receivables                                                 7,859                8,204               10,753
      Indirect automobile loans                                                     515                  857                  584
      Tricom finance receivables                                                    104                  104                  112
                                                                         ------------------    -----------------    ----------------
          Total non-performing loans                                             11,476               12,957               13,947
                                                                         ------------------    -----------------    ----------------
OTHER REAL ESTATE OWNED                                                             100                  100                   --
                                                                         ------------------    -----------------    ----------------
TOTAL NON-PERFORMING ASSETS                                                    $ 11,576             $ 13,057             $ 13,947
                                                                         ==================    =================    ================
Total  non-performing  loans by  category  as a  percent  of its own  respective category:
      Core banking loans
         Residential real estate and home equity                                     0.48%                0.39%                0.12%
         Commercial, consumer and other                                              0.08%                0.21%                0.27%
      Premium finance receivables                                                    1.90%                2.36%                3.22%
      Indirect automobile loans                                                      0.28%                0.47%                0.31%
      Tricom finance receivables                                                     0.59%                0.57%                0.60%
                                                                         ------------------    -----------------    ----------------
         Total non-performing loans                                                  0.53%                0.64%                0.86%
                                                                         ==================    =================    ================
Total non-performing assets as a
   percentage of total assets                                                        0.39%                0.48%                0.64%
                                                                         ==================    =================    ================
Allowance for loan losses as a
   percentage of non-performing loans                                              128.07%              105.63%               79.35%
                                                                         ==================    =================    ================

The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Core Banking Loans

Total non-performing loans for Wintrust's core banking business were $3.0 million, up from $2.5 million reported at March 31, 2001, but down from the $3.8 million reported at December 31, 2001. The level of non-performing assets in the Company's core banking loans remains low and very manageable, consisting of $2.0 million in residential real estate and home equity loans and $1.0 million of commercial, commercial real estate and consumer loans. The small number of such non-performing loans allows management to monitor the status of these credits and work with the borrowers to resolve these problems effectively. Please see the Past Due Loans and Non-performing Assets table on page 29 and Note 4 - Loans on page 5 for additional period end detail on the Company's core loans.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing finance receivables as of the dates shown and the amount of net charge-offs for the quarters ended:


                                                                                                     MARCH 31,           March 31,
(Dollars in thousands)                                                                                 2002                2001
---------------------------------------------------------------------------------------------      --------------      -------------
Non-performing premium finance receivables                                                             $ 7,859             $ 10,753
   - as a percent of premium finance receivables                                                          1.90%                3.22%

Net charge-offs of premium finance receivables                                                          $  804              $   666
- annualized as a percent of premium finance  receivables                                                 0.79%                0.77%
---------------------------------------------------------------------------------------------      ------------------- -------------

The decrease in non-performing premium finance receivables since March 31, 2001 is indicative of actions taken by management. As noted in Wintrust's prior quarterly earnings releases in 2001, Wintrust has eliminated more than 1,300 relationships with insurance agents that were referring new business to our premium finance subsidiary that had relatively small balances and higher than normal delinquency rates. The business associated with those accounts has become a less significant percent of the entire portfolio and is nearly extinguished. Management continues to see progress in this portfolio and continues to expect the level of non-performing loans related to this portfolio to remain at these relatively low levels.

The ratio of non-performing premium finance receivables fluctuates throughout the year due to the nature and timing of canceled account collections from insurance carriers. Due to the nature of collateral for premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, the level of non-performing premium finance receivables is not necessarily indicative of the loss inherent in the portfolio. In the event of default, Wintrust has the power to cancel the insurance policy and collect the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium. Management continues to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay-off the outstanding balance and contractual interest due. Please see the Past Due Loans and Non-performing Assets table on page 29 and Note 4 - Loans on page 5 for additional period end detail on the Company's niche loan components.

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $515,000 at March 31, 2002, decreasing from $857,000 at December 31, 2001 and $584,000 at March 31, 2001. The ratio of these non-performing loans to total indirect automobile loans decreased to 0.28% of total indirect automobile loans at March 31, 2002 from 0.47% at December 31, 2001 and 0.31% at March 31, 2001. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total indirect automobile loans increased slightly from 0.47% in the first quarter of 2001 to 0.56% in the first quarter of 2002. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to de-emphasize, in relation to other loan categories, new indirect automobile loans originated. Indirect automobile loans at March 31, 2002 were $184 million, unchanged from December 31, 2001 but down $7 million, or 4% from March 31, 2001. Please see the Past Due Loans and Non-performing Assets table on page 29 and Note 4 - Loans on page 5 for additional period end detail on the Company's niche loan components.

Indirect automobile loans at March 31, 2002 were $184 million, unchanged from December 31, 2001 but down $7 million, or 4% from March 31, 2001.

Potential Problem Loans

In addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. However, these loans are still considered performing and, accordingly, are not included in non-performing loans. Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of March 31, 2002 and December 31, 2001 was approximately $32.0 million and $23.8 million, respectively.



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

In conjunction with the acquisition of the Wayne Hummer Companies, the Company has indicated its intention to attract funds currently resident in a money market mutual fund managed by WHMC. The Company estimates that approximately $200-$300 million may migrate from the mutual fund into deposit accounts of the Banks beginning on or about the end of the second quarter of 2002. Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. The migration of such funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds.

Please refer to the Interest-Earning Assets, Deposits, Other Funding Sources and Shareholders' Equity discussions on pages 23-26 for additional information regarding the Company's liquidity position.


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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, specialty finance or fee-related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual future loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company may not be able to successfully adapt to technological changes to compete effectively in the marketplace.
o Future events may cause slower than anticipated development and growth of the Tricom business should the temporary staffing industry experience continued slowness.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company's ability to successfully pursue acquisition and expansion strategies.
o Unforeseen future events surrounding the trust, asset management and brokerage business, including competition and related pricing of brokerage and asset management products, or difficulties integrating the acquisition of the Wayne Hummer Companies.

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

Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. The Company continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income is identified, management then would take appropriate actions with its asset-liability structure to counter these potentially adverse situations. Please refer to the "Net Interest Income" section for further discussion of the net interest margin.

Since the Company's primary source of interest bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Company operates. The rates, terms and interest rate indices of the Company's interest earning assets result primarily from the Company's strategy of investing in loans and short-term securities that permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving an acceptable interest rate spread.

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of March 31, 2002, the Company had $155 million notional principal amount of interest rate cap contracts outstanding that mature between April 2002 and February 2003. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products. Additionally, during 2001, the Company entered into a $25 million notional principal amount interest rate swap contract that matures in February 2004. This contract effectively converts a portion of the Company's floating-rate notes payable to a fixed-rate basis, thus reducing the impact of rising interest rates on future interest expense.

During the first quarter of 2002, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions are designed to increase the total return associated with holding these securities as earning assets and are not used to manage exposure to changing market interest rates. However, the Company's exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no call options outstanding as of March 31, 2002.

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

Standard gap analysis starts with contractual repricing information for assets, liabilities and derivative financial instruments. These items are then combined with repricing estimations for administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets, other liabilities. The following table illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as of March 31, 2002:

                                                                                TIME TO MATURITY OR REPRICING
                                                           -----------------------------------------------------------------------
                                                                0-90           91-365          1-5         Over 5
(Dollars in thousands)                                          Days            Days          Years         Years        Total
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Liquidity management assets                                    $ 172,353        $  51,966     $  97,706     $141,830    $ 463,855
Loans, net of unearned income (1)                              1,254,946          414,285       477,951       52,091    2,199,273
Other earning assets                                              70,063               --            --           --       70,063
                                                           -----------------------------------------------------------------------
   Total earning assets                                        1,497,362          466,251       575,657      193,921    2,733,191
Other non-earning assets                                               --              --            --      221,962      221,962
                                                           -----------------------------------------------------------------------
   Total assets (RSA)                                         $1,497,362        $ 466,251     $ 575,657     $415,883  $ 2,955,153
                                                           -----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits (2)                                 $1,301,198        $ 552,468     $ 310,551     $ 10,132  $ 2,174,349
Federal Home Loan Bank advances                                        --              --        90,000           --       90,000
Notes payable and other borrowings                               179,749               --            --           --      179,749
Long-term Debt - Trust Preferred Securities                            --              --            --       51,050       51,050
                                                           -----------------------------------------------------------------------
   Total interest-bearing liabilities                          1,480,947          552,468       400,551       61,182    2,495,148
Demand deposits                                                        --              --            --      242,966      242,966
Other liabilities                                                      --              --            --       53,518       53,518
Shareholders' equity                                                   --              --            --      163,521      163,521

EFFECT OF DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swap (Company pays fixed, receives floating)       (25,000)              --        25,000           --            --
                                                           -----------------------------------------------------------------------
   Total liabilities and shareholders' equity including       $1,455,947        $ 552,468     $ 425,551     $521,187  $ 2,955,153
    effect of derivative financial instruments (RSL)
                                                           -----------------------------------------------------------------------

Repricing gap (RSA - RSL)                                      $  41,415        $ (86,217)    $ 150,106   $ (105,304)
Cumulative repricing gap                                       $  41,415        $ (44,802)    $ 105,304        $  --

Cumulative RSA/Cumulative RSL                                       103%              98%          104%
Cumulative RSA/Total assets                                          51%              66%           86%
Cumulative RSL/Total assets                                          49%              68%           82%

Cumulative GAP/Total assets                                           1%             (2)%            4%
Cumulative GAP/Cumulative RSA                                         3%             (2)%           4%
----------------------------------------------------------

(1) Loans, net of unearned income includes mortgages held for sale and nonaccrual loans.
(2)  Non-contractual   interest-bearing   deposits   are  subject  to  immediate
     withdrawal and therefore, included in 0-90 days

While the gap position and related ratios illustrated in the table are useful tools that management can use to assess the general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time. Additionally, the gap position does not reflect the impact of the interest rate cap contracts that may mitigate the effect of rising rates on certain floating rate deposit products. See Note 10-Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for further information on the interest rate cap contracts.

Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an immediate permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates as of the dates shown is as follows:


                                                                                                   + 200 BASIS         - 200 BASIS
                                                                                                      POINTS              POINTS
                                                                                                  ---------------     --------------
Percentage change in net interest income due to an immediate permanent 200 basis point parallel shift in the yield curve: (1)
         MARCH 31, 2002                                                                                 6.9    %            (12.3) %
         December 31, 2001                                                                              7.2    %            (11.4) %
         March 31, 2001                                                                                (0.7)   %              0.5  %

-------------------------------------------------------------------------------------------------

(1) The March 31, 2002 and the December 31, 2001 200 basis point immediate permanent downward parallel shift in the yield curve impacted a majority of rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits may already be at their floor, or reprice significantly less than 200 basis points. This caused the results in a 200 basis point immediate permanent downward parallel shift in the yield curve, to reflect a significantly larger decrease in net interest income at March 31, 2002 and December 31, 2001 compared to March 31, 2001.


These results are based solely on an immediate parallel shift in the yield curve and do not reflect the net interest income sensitivity that may arise from other factors, such as changes in the shape of the yield curve or the change in spread between key market rates. No management actions to mitigate potential changes in net interest income are included in this simulation. These management actions could include, but would not be limited to, delaying a change in deposit rates, extending the maturity of liabilities, the use of derivative financial instruments, changing the pricing characteristics of loans or modifying the growth rate of certain types of assets or liabilities.

PART II


ITEM 1: LEGAL PROCEEDINGS.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.



ITEM 2: CHANGES IN SECURITIES.

On February 20, 2002, we completed our acquisition of Wayne Hummer Investments, LLC, a registered broker-dealer, Wayne Hummer Management Company, a registered investment adviser and Focused Investments LLC, a broker-dealer and wholly-owned subsidiary of Wayne Hummer Investments (the "Wayne Hummer Companies"). In connection with the acquisition and as partial payment of the purchase price, we newly issued 762,742 shares (then valued at $15 million) of common stock to the selling shareholders of the Wayne Hummer Companies. All of these shares were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.



ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.



ITEM 5: OTHER INFORMATION.

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    --------

3.1 Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

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

4.1 Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A Registration Statement (No. 000-21923) filed with the Securities Exchange Commission on August 28, 1998).

4.2 Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

(b) Reports on Form 8-K.
    --------------------

      - Form 8-K report as of February 8, 2002 was filed during the quarter and provided the Company's fourth quarter earnings release dated January 17, 2002 and included a copy of the Company's letter to shareholders mailed in February 2002.

      - Form 8-K report as of February 22, 2002 was filed during the quarter and provided the Company's press release dated February 20, 2002 announcing the consummation of the previously announced acquisition of Wayne Hummer Investments LLC (including its wholly-owned subsidiary, Focused Investments LLC,) and Wayne Hummer Management Company (collectively, the Wayne Hummer Companies).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)s


Date: May 15, 2002                    /s/ Edward J. Wehmer
                                      --------------------
                                      President & Chief Executive Officer



Date: May 15, 2002                    /s/ David A. Dykstra
                                      --------------------
                                      Senior Executive Vice President
                                      Chief Operating Officer &
                                      Chief Financial Officer
                                      (Principal Financial Officer)


Date: May 15, 2002                    /s/ David L. Stoehr
                                      -------------------
                                      Senior Vice President - Finance
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

3.1 Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

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

4.1 Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A Registration Statement (No. 000-21923) filed with the Securities Exchange Commission on August 28, 1998).

4.2 Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.