Form 10-Q/A
period 2002-03-31
WINTRUST FINANCIAL CORP
filed 2002-06-07
CIK 1015328

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                         Commission File Number 0-21923

                         WINTRUST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Illinois                                   36-3873352
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

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

Common Stock - no par value, 15,750,605 shares, as of May 29, 2002.

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-Q/A is being filed solely to file certain additional exhibits. The remaining portions of the Company's initial Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002 are incorporated herein by reference.

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. - ITEM 3.          Incorporated  herein by reference to the Company's
                           Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

                          PART II. -- OTHER INFORMATION

ITEM 1. - ITEM 5.          Incorporated  herein by reference to the Company's
                           Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

ITEM 6.                    Exhibits and Reports on Form 8-K

                           (a)      Exhibits

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

                           10.1 Term Note ($500,000) and related Stock Pledge Agreement dated January 31, 2002 by and between David A. Dykstra (as borrower) and Wintrust Financial Corporation (as lender).

                           10.2 Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and David A. Dykstra, dated January 31, 2002.

                           (b)      Reports on Form 8-K

                                    o       Form 8-K report as of February 8,
                                            2002 was filed during the quarter
                                            and provided the Company's fourth
                                            quarter earnings release dated
                                            January 17, 2002 and included a copy
                                            of the Company's letter to
                                            shareholders mailed in February
                                            2002.

                                    o       Form 8-K report as of February 22,
                                            2002 was filed during the quarter
                                            and provided the Company's press
                                            release dated February 20, 2002
                                            announcing the consummation of the
                                            previously announced acquisition of
                                            Wayne Hummer Investments LLC
                                            (including its wholly-owned
                                            subsidiary, Focused Investments
                                            LLC,) and Wayne Hummer Management
                                            Company (collectively, the Wayne
                                            Hummer Companies).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WINTRUST CORPORATION
                                  (Registrant)

Date:   June 7, 2002                /s/ Edward J. Wehmer
                                    --------------------------------------------
                                    President & Chief Executive Officer

Date:   June 7, 2002                /s/ David A. Dykstra
                                    --------------------------------------------
                                    Senior Executive Vice President
                                    Chief Operating Officer & Chief Financial
                                    Officer (Principal Financial Officer)

Date:   June 7, 2002                /s/ David L. Stoehr
                                    --------------------------------------------
                                    Senior Vice President - Finance
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

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

10.1 Term Note ($500,000) and related Stock Pledge Agreement dated January 31, 2002 by and between David A. Dykstra (as borrower) and Wintrust Financial Corporation (as lender).

10.2 Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and David A. Dykstra, dated January 31, 2002.