Form 10-Q
period 2002-06-30
WINTRUST FINANCIAL CORP
filed 2002-08-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

Common Stock - no par value, 17,135,100 shares, as of August 5, 2002.

                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.   Financial Statements._________________________________________    1-15

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations. __________________________________   16-39

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risks. _   40-42


                          PART II. -- OTHER INFORMATION

ITEM 1.   Legal Proceedings. ___________________________________________      43

ITEM 2.   Changes in Securities. _______________________________________      43

ITEM 3.   Defaults Upon Senior Securities. _____________________________      43

ITEM 4.   Submission of Matters to a Vote of Security Holders. _________   43-44

ITEM 5.   Other Information. ___________________________________________      44

ITEM 6.   Exhibits and Reports on Form 8-K. ____________________________      45

          Signatures ___________________________________________________      46

          Exhibit Index ________________________________________________      47

                                   PART I
                        ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
                                                                                (UNAUDITED)                           (Unaudited)
                                                                                 JUNE 30,          December 31,        June 30,
(In thousands)                                                                     2002                2001              2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $       60,055     $         71,575   $       46,282
Federal funds sold and securities purchased under resale agreements                 198,089               51,955          162,845
Interest-bearing deposits with banks                                                    543                  692               60
Available-for-sale securities, at fair value                                        380,833              385,350          179,858
Trading account securities                                                            4,618                   --               --
Brokerage customer receivables                                                       68,844                   --               --
Mortgage loans held-for-sale                                                         27,735               42,904           19,049
Loans, net of unearned income                                                     2,308,945            2,018,479        1,787,257
    Less: Allowance for loan losses                                                  16,009               13,686           12,111
------------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                     2,292,936            2,004,793        1,775,146
Premises and equipment, net                                                         109,509               99,132           91,202
Accrued interest receivable and other assets                                         49,775               38,936           37,218
Goodwill                                                                             25,091                9,976           10,280
Other intangible assets                                                               1,372                  109              143
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                             $    3,219,400     $      2,705,422   $    2,322,083
====================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                       $      257,298     $        254,269   $      205,414
  Interest bearing                                                                2,351,209            2,060,367        1,849,931
------------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                               2,608,507            2,314,636        2,055,345


Notes payable                                                                        58,650               46,575           25,000

Federal Home Loan Bank advances                                                     140,000               90,000               --

Other borrowings                                                                     71,712               28,074           15,217

Long-term debt - trust preferred securities                                          51,050               51,050           51,050
Accrued interest payable and other liabilities                                       83,482               33,809           42,502
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                             3,013,401            2,564,144        2,189,114
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                        --                   --               --
  Common stock                                                                       16,955               14,532           14,456
  Surplus                                                                           147,616               97,956           96,986
  Common stock warrants                                                                  96                   99               99
  Treasury stock, at cost                                                                --                   --               --
  Retained earnings                                                                  42,789               30,995           21,500
  Accumulated other comprehensive loss                                               (1,457)              (2,304)             (72)
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      205,999              141,278          132,969
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                               $    3,219,400     $      2,705,422   $    2,322,083
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.


WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                      --------------------------------------------------------------
(In thousands, except per share data)                                       2002           2001            2002          2001
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                          $       38,366  $      37,542   $      75,027 $       74,405
  Interest bearing deposits with banks                                             5              1               8              3
  Federal funds sold and securities purchased under resale agreements            205          1,196             498          2,318
  Securities                                                                   5,211          2,651           9,711          6,446
  Trading account securities                                                      56             --              80             --
  Brokerage customer receivables                                                 695             --           1,185             --
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                    44,538         41,390          86,509         83,172
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                        16,585         21,423          33,260         43,595
  Interest on Federal Home Loan Bank advances                                  1,078             --           1,975             --
  Interest on notes payable and other borrowings                               1,170            664           2,113          1,710
  Interest on long-term debt - trust preferred securities                      1,288          1,288           2,576          2,576
------------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                   20,121         23,375          39,924         47,881
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                           24,417         18,015          46,585         35,291
Provision for loan losses                                                      2,483          2,264           4,831          3,902
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           21,934         15,751          41,754         31,389
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Trust, asset management and brokerage fees                                   7,431            523          12,001            973
  Fees on mortgage loans sold                                                  1,934          1,948           3,951          3,472
  Service charges on deposit accounts                                            753            606           1,491          1,153
  Gain on sale of premium finance receivables                                    828          1,449           1,594          2,391
  Administrative services revenue                                                931          1,121           1,753          2,142
  Net securities (losses) gains                                                   62             86           (153)            372
  Other                                                                        1,832          1,658           5,886          3,738
------------------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                13,771          7,391          26,523         14,241
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                              15,400          8,735          28,762         17,213
  Occupancy, net                                                               1,609          1,178           3,153          2,422
  Equipment expense                                                            1,796          1,582           3,526          3,066
  Data processing                                                              1,042            822           2,056          1,652
  Advertising and marketing                                                      533            426           1,057            733
  Professional fees                                                              685            534           1,296          1,065
  Amortization of goodwill                                                        --            152              --            313
  Amortization of other intangibles                                              100             17             117             34
  Other                                                                        4,741          2,836           8,618          5,755
------------------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                               25,906         16,282          48,585         32,253
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect of accounting change                 9,799          6,860          19,692         13,377
Income tax expense                                                             3,492          2,497           7,023          4,856
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                           6,307          4,363          12,669          8,521
Cumulative effect of change in accounting for derivatives, net of tax             --             --             --            (254)
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $        6,307  $       4,363   $      12,669 $        8,267
====================================================================================================================================
BASIC EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                $         0.40  $        0.34   $        0.82 $         0.66
  Cumulative effect of accounting change, net of tax                              --             --             --           (0.02)
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - BASIC                                   $         0.40  $        0.34   $        0.82 $         0.64
====================================================================================================================================
DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                $         0.37  $        0.32   $        0.77 $         0.63
  Cumulative effect of accounting change, net of tax                              --             --             --            (0.02)
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - DILUTED                                 $         0.37  $        0.32   $        0.77 $         0.61
====================================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                              $        0.000  $       0.000   $       0.060 $        0.047
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                    15,948         12,992          15,513         12,957
Dilutive potential common shares                                               1,080            693           1,013            587
------------------------------------------------------------------------------------------------------------------------------------
Average common shares and dilutive common shares                              17,028         13,685          16,526         13,544
====================================================================================================================================

 See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                                                                             COMPRE-
                                     COMPRE-                             COMMON                              HENSIVE      TOTAL
                                     HENSIVE      COMMON                 STOCK      TREASURY    RETAINED     INCOME    SHAREHOLDERS'
 (In thousands)                       INCOME      STOCK      SURPLUS    WARRANTS     STOCK      EARNINGS     (LOSS)       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000                   $ 13,285     $79,282    $   100    $ (3,863)   $ 13,835      $   (363)  $   102,276

 Comprehensive income:
 Net income                            $  8,267       --          --         --          --       8,267           --          8,267
 Other comprehensive income,
  net of tax:
  Unrealized gains on securities, net
  of
    reclassification adjustment             275       --          --         --          --          --          275            275
  Unrealized gains on derivative
    instruments                              16       --          --         --          --          --           16             16
                                      ----------
 Comprehensive income                  $  8,558
                                      ----------

 Cash dividends declared on
  common stock                                        --          --         --          --        (602)          --           (602)
 Common stock issued for:
   New issuance, net of costs                      1,125      17,228         --       3,863          --           --         22,216
   Employee stock purchase plan                        6          72         --          --          --           --             78
   Exercise of common stock warrants                   2           6         (1)         --          --           --              7
   Exercise of stock options                          38         398         --          --          --           --            436
---------------------------------------         ------------------------------------------------------------------------------------
 Balance at June 30, 2001                       $ 14,456    $ 96,986     $   99       $  --    $ 21,500    $    (72)    $   132,969
=======================================         ====================================================================================

 BALANCE AT DECEMBER 31, 2001                   $ 14,532     $97,956     $   99       $  --    $ 30,995   $  (2,304)    $   141,278

 COMPREHENSIVE INCOME:
 NET INCOME                            $ 12,669       --          --         --          --      12,669           --         12,669
 OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  UNREALIZED GAINS ON SECURITIES, NET
    OF RECLASSIFICATION ADJUSTMENT        1,037       --          --         --          --          --        1,037          1,037
  UNREALIZED LOSSES ON DERIVATIVE
    INSTRUMENTS                            (190)      --          --         --          --          --        (190)           (190)
                                      ----------
 COMPREHENSIVE INCOME                  $ 13,516
                                      ----------

 CASH DIVIDENDS DECLARED ON
  COMMON STOCK                                        --          --         --          --        (875)          --           (875)
 PURCHASE OF FRACTIONAL SHARES
  RESULTING FROM STOCK SPLIT                          --        (10)         --          --          --           --            (10)
 COMMON STOCK ISSUED FOR:
   NEW ISSUANCE, NET OF COSTS                      1,185      30,549         --          --          --           --         31,734
   ACQUISITION OF THE WAYNE HUMMER
     COMPANIES                                       763      14,237         --          --          --           --         15,000
    DIRECTOR COMPENSATION PLAN                         3          64         --          --          --           --             67
    EMPLOYEE STOCK PURCHASE PLAN                       7         213         --          --          --           --            220
    EXERCISE OF COMMON STOCK WARRANTS                  3          27        (3)          --          --           --             27
    EXERCISE OF STOCK OPTIONS                        462       4,580         --          --          --           --          5,042
---------------------------------------         ------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2002                       $ 16,955   $ 147,616     $   96       $  --    $ 42,789   $  (1,457)    $   205,999
=======================================         ====================================================================================

                                                                                                 Six Months Ended June 30,
                                                                                      ---------------------------------------------
                                                                                                 2002                      2001
                                                                                      ---------------------  ----------------------
 Disclosure of reclassification amount and income tax impact:
 Unrealized holding gains on available for sale securities during the period, net       $       1,437          $            817
 Unrealized holding (losses) gains on derivative instruments arising during the period           (293)                       26
 Less:  Reclassification adjustment for (losses) gains included in net income, net               (153)                      372
 Less:  Income tax  expense                                                                       450                       180
                                                                                      ---------------------  ----------------------
 Net unrealized gains on available for sale securities and derivative instruments       $         847          $            291
                                                                                      =====================  ======================


See accompanying notes to unaudited consolidated financial statements.


WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                      Six Months Ended
                                                                                                           June 30,
------------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                                    2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
   Net income                                                                             $           12,669   $           8,267
   Adjustments to reconcile net income to net cash provided by, or used for, operating activities:
      Cumulative effect of accounting change                                                              --                 254
      Provision for loan losses                                                                        4,831               3,902
      Depreciation and amortization                                                                    4,422               3,913
      Net decrease (increase) in deferred income taxes                                                 4,403                (198)
      Tax benefit from exercises of stock options                                                      2,581                  85
      Net amortization (accretion) of securities                                                       1,569                (683)
      Originations of mortgage loans held for sale                                                  (362,305)           (240,795)
      Proceeds from sales of mortgage loans held for sale                                            377,474             232,171
      Purchase of trading securities, net                                                                193                  13
      Net increase in brokerage customer receivables                                                  (5,862)                 --
      Gain on sale of premium finance receivables                                                     (1,594)             (2,391)
      (Gain) loss on sale of available-for-sale securities, net                                          153                (372)
      (Gain)  loss on sale of premises and equipment, net                                                (11)                  2
      Increase in accrued interest receivable and other assets, net                                   (8,719)             (2,758)
      Increase (decrease)in accrued interest payable and other liabilities, net                       28,375              (9,027)
------------------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                     $           58,179   $          (7,617)
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from maturities of available-for-sale securities                              $          221,520   $         105,825
   Proceeds from sales of available-for-sale securities                                            1,281,654             635,322
   Purchases of available-for-sale securities                                                     (1,498,614)           (726,464)
   Proceeds from sales of premium finance receivables                                                135,975             122,859
   Net cash paid for  the Wayne Hummer Companies                                                      (8,096)                 --
   Net (increase) decrease in interest-bearing deposits with banks                                       441                 122
   Net increase in loans                                                                            (428,111)           (362,353)
   Purchase of premises and equipment, net                                                           (13,826)             (8,443)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                    $         (309,057)  $        (233,132)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Increase in deposit accounts                                                           $          293,871   $         228,769
   Increase (decrease) in other borrowings, net                                                       (4,011)            (28,422)
   Increase (decrease) in notes payable, net                                                          12,075              (2,575)
   Proceeds from Federal Home Loan Bank advances                                                      50,000                  --
   Issuance of common shares, net of issuance costs                                                   31,734              22,216
   Issuance of common shares from stock options, employee stock purchase plan, common
      stock warrants and cash for stock split fractional shares, net                                   2,698                 436
   Dividends paid                                                                                       (875)               (602)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 $          385,492   $         219,822
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      $          134,614   $         (20,927)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          $          123,530   $         230,054
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $          258,144   $         209,127
====================================================================================================================================

Supplemental disclosure of cash flow information:
 Acquisition of the Wayne Hummer Companies:
    Fair value of assets acquired, including cash and cash equivalents                   $           76,055   $              --
    Value ascribed to intangibles                                                                    16,495                  --
    Liabilities assumed                                                                              63,577                  --



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

As of June 30, 2002, Wintrust had seven wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank") and Northbrook Bank & Trust Company ("Northbrook Bank").

The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. ("WHTC"), formerly known as Wintrust Asset Management Company. The Company provides loans to businesses to finance the insurance premiums they pay on their commercial insurance policies ("premium finance receivables") on a national basis, through First Insurance Funding Corporation ("FIFC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. Wintrust, through Tricom, Inc. of Milwaukee ("Tricom"), also provides short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to the temporary staffing industry, with clients located throughout the United States. Tricom is a wholly-owned subsidiary of Hinsdale Bank. Wayne Hummer Investments, LLC
("WHI") is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of Wintrust. Focused Investments LLC ("Focused") is a broker-dealer that provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company ("WHAMC") provides money management services and advisory services to individuals and institutions, municipal and tax-exempt organizations, as well as the Wayne Hummer Companies' (collectively WHI, WHAMC and Focused referred to as the "Wayne Hummer Companies" or "WHC") four proprietary mutual funds in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. Wintrust Information Technology Services Company provides information technology support, item capture and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. Operating results for the three-month and year-to-date periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

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

(3) AVAILABLE-FOR-SALE SECURITIES
    -----------------------------

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

                                                   JUNE 30, 2002              December 31, 2001                June 30, 2001
                                         ------------------------------- ---------------------------- ------------------------------
                                            AMORTIZED          FAIR        Amortized        Fair         Amortized         Fair
    (In thousands)                             COST           VALUE          Cost          Value            Cost          Value
  ------------------------------------------------------- -------------- ------------ --------------- -------------- ---------------

    U.S. Treasury                          $       2,583   $      2,582   $    3,045    $     3,048      $    1,058    $     1,067
    U.S. Government agencies                     144,858        145,732      151,911        152,185          63,160         63,129
    Municipal                                      6,288          6,417        6,507          6,686           5,641          5,821
    Corporate notes and other                     25,260         24,257       26,691         25,895          26,737         26,133
    Mortgage-backed                              187,032        187,826      184,483        181,425          68,860         68,509
    Federal Reserve/FHLB Stock
     and other equity securities                  15,894         16,019       15,384         16,111          14,585         15,199
                                         ---------------- -------------- ------------ --------------- -------------- ---------------
      Total available-for-sale securities  $     381,915   $    380,833   $  388,021    $   385,350      $  180,041    $   179,858
                                         ================ ============== ============ =============== ============== ===============



(4) LOANS
    -----
The following table is a summary of the loan portfolio as of the dates shown:

                                                                     JUNE 30,             December 31,             June 30,
  (Dollars in thousands)                                               2002                   2001                   2001
------------------------------------------------------------------------------------  ---------------------  ---------------------
  BALANCE:
  Commercial and commercial real estate                        $        1,134,082     $        1,007,580     $          826,364
  Home equity                                                             318,397                261,049                209,149
  Residential real estate                                                 138,595                140,041                135,429
  Premium finance receivables                                             459,558                348,163                345,789
  Indirect auto loans                                                     183,855                184,209                190,141
  Tricom finance receivables                                               19,228                 18,280                 16,824
  Other loans                                                              55,230                 59,157                 63,561
                                                               ---------------------  ---------------------  ---------------------
    Total loans, net of unearned income                        $        2,308,945     $        2,018,479     $        1,787,257
                                                               ---------------------  ---------------------  ---------------------
  MIX:
  Commercial and commercial real estate                                        49  %                  50  %                  46  %
  Home equity                                                                  14                     13                     12
  Residential real estate                                                       6                      7                      8
  Premium finance receivables                                                  20                     17                     19
  Indirect auto loans                                                           8                      9                     11
  Tricom finance receivables                                                    1                      1                      1
  Other loans                                                                   2                      3                      3
                                                               ------------------------ ---------------------- ---------------------
    Total loans, net of unearned income                                       100  %                 100  %                 100  %
                                                               ------------------------ ---------------------- ---------------------


Included in loans as of June 30, 2002 is an aggregate of $1.7 million of loans to the Company's Chief Executive Officer and Chief Operating Officer secured by 172,500 shares of the Company's common stock. The total maximum available to be borrowed under these loan arrangements is $1.7 million. The loans are full recourse to the borrowers.

  (5) DEPOSITS
      --------

  The following is a summary of deposits as of the dates shown:

                                                                    JUNE 30,               December 31,             June 30,
    (Dollars in thousands)                                            2002                     2001                   2001
  --------------------------------------------------------------------------------   -----------------------------------------------
    BALANCE:
     Non-interest bearing                                     $          257,298      $         254,269       $        205,414
     NOW                                                                 292,370                286,860                193,752
     Money market                                                        356,352                335,881                296,362
     Brokerage customer deposits                                          97,531                     --                     --
     Savings                                                             133,110                132,514                105,097
     Time certificate of deposits                                      1,471,846              1,305,112              1,254,720
                                                              ---------------------   --------------------   --------------------
         Total deposits                                       $        2,608,507      $       2,314,636       $      2,055,345
                                                              =====================   ====================   ====================
    MIX:
     Non-interest bearing                                                     10  %                  11  %                  10  %
     NOW                                                                      11                     12                      9
     Money market                                                             14                     15                     15
     Brokerage customer deposits                                               4                     --                     --
     Savings                                                                   5                      6                      5
     Time certificate of deposits                                             56                     56                     61
                                                                ----------------------  ---------------------   --------------------
         Total deposits                                                      100  %                 100  %                 100  %
                                                                ======================  =====================   ====================

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust has undertaken an effort to migrate funds from the money market mutual fund balances managed by WHAMC into deposit accounts of the Wintrust Banks. Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. As of June 30, 2002, $97.5 million had migrated into an insured bank deposit product at the various Banks. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds. As of July 31, 2002, a total of approximately $150 million was resident in this account and Wintrust estimates that approximately $200 to $300 million may migrate to the Banks by the end of 2002.


(6) NOTES PAYABLE, FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:
    --------------------------------------------------------------------

The following is a summary of notes payable, Federal Home Loan Bank advances and other borrowings as of the dates shown:

                                                                               JUNE 30,          December 31,          June 30,
    (In thousands)                                                               2002                2001                2001
  ----------------------------------------------------------------------- --------------------------------------- ------------------

     Notes payable                                                         $         58,650    $        46,575     $        25,000
     Federal Home Loan Bank advances                                                140,000             90,000                  --
     Other borrowings:
       Federal funds purchased                                                        1,400             11,800                  --
       Securities sold under repurchase agreements                                   14,365             16,274              15,217
       Wayne Hummer Companies borrowings                                             50,947                 --                  --
       Other                                                                          5,000                 --                  --
                                                                          --------------------------------------- ------------------
          Total other borrowings                                           $         71,712    $        28,074     $        15,217
                                                                          --------------------------------------- ------------------
            Total notes payable, Federal Home Loan Bank advances and
            other borrowings                                               $        270,362    $       164,649     $        40,217
                                                                          ======================================= ==================

The Wayne Hummer Companies borrowings consists of collateralized demand obligations to third party banks at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations at rates approximating fed funds. Other represents the Company's interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies. See Note 11 - Business Combinations for further discussion.

(7) LONG-TERM DEBT - TRUST PREFERRED SECURITIES
    -------------------------------------------

The Company issued a total of $51.1 million of Trust Preferred Securities through two separate issuances by Wintrust Capital Trust I and Wintrust Capital Trust II ("Trusts"). The Trusts issued a total of $1,579,000 of common securities, all of which are owned by the Company. The Trust Preferred Securities represent preferred undivided beneficial interests in the assets of the Trusts. The Trusts invested the proceeds from the issuances of the Trust Preferred Securities and the common securities in Subordinated Debentures
("Debentures") issued by the Company, with the same maturities and fixed interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The composition of the Trust Preferred Securities as of June 30, 2002 (Dollars in thousands):

                                                                                                                        Earliest
                                                     Issuance           Rate                          Maturity         Redemption
         Issuance Trust              Amount            Date             Type            Rate            Date              Date
  ------------------------------ --------------- ----------------- --------------- --------------- ---------------- ----------------
  Wintrust Capital Trust I           $ 31,050         10/98            Fixed               9.00%      09/30/28          09/30/03
  Wintrust Capital Trust II            20,000         06/00            Fixed              10.50%      06/30/30          06/30/05
                                 ---------------
     Total                           $ 51,050
                                 ===============

The Company has guaranteed the payment of distributions on and payments upon liquidation or redemption of the Trust Preferred Securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the Trust Preferred Securities. Subject to certain limitations, the Company has the right to defer payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures of the Trusts are redeemable in whole or in part prior to maturity at anytime after the date shown above, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. Interest expense on the Trust Preferred Securities is deductible for tax purposes.


(8) EARNINGS PER SHARE
    ------------------

The following table shows the computation of basic and diluted earnings per share for the periods shown:

                                                                      For the Three Months                For the Six Months
                                                                         Ended June 30,                     Ended June 30,
                                                                ---------------------------------  ---------------------------------
(In thousands, except per share data)                                2002              2001             2002              2001
--------------------------------------------------------------  ---------------   ---------------  ----------------  ---------------
Net Income                                                       $      6,307      $      4,363     $      12,669     $     8,267
                                                                ===============   ===============  ================  ===============
Average common shares outstanding                                      15,948            12,992            15,513          12,957
Effect of dilutive common shares                                        1,080               693             1,013             587
                                                                ---------------   ---------------  ----------------  ---------------
Weighted average common shares and
   effect of dilutive common shares                                    17,028            13,685            16,526          13,544
                                                                ===============   ===============  ================  ===============

Net income per average common share:
Basic                                                            $       0.40      $       0.34     $        0.82     $      0.64
                                                                ---------------   ---------------  ----------------  ---------------
Diluted                                                          $       0.37      $       0.32     $        0.77     $      0.61
                                                                ===============   ===============  ================  ===============

The effect of dilutive common shares outstanding results from stock options, stock warrants and shares issuable under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.

(9) SEGMENT INFORMATION
    -------------------

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The other category, as shown in the following table, reflects parent company information. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance and indirect auto segments. For purposes of internal segment profitability analysis, management reviews the results of its premium finance and indirect auto segments as if all loans originated and sold to the banking segment were retained within that segment's operations, thereby causing the inter-segment elimination amounts shown in the following table. The following table presents a summary of certain operating information for each reportable segment for three months ended for the periods shown:

                                                            Three Months Ended
                                                                 June 30,
                                                                                             $ Change in          % Change in
                                                  ---------------------------------------
  (Dollars in thousands)                                2002                 2001            Contribution        Contribution
  ----------------------------------------------- ------------------   ------------------ ------------------- ----------------------
  NET INTEREST INCOME:
  Banking                                          $        22,765      $        17,127           $   5,638                32.9   %
  Premium finance                                            8,060                6,510               1,550                23.8
  Indirect auto                                              2,028                1,604                 424                26.4
  Tricom                                                     1,085                  965                 120                12.4
  Trust, asset management and brokerage                        722                  186                 536               288.2
  Inter-segment eliminations                                (8,221)              (6,603)             (1,618)              (24.5)
  Other                                                     (2,022)              (1,774)               (248)              (14.0)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total net interest income                      $        24,417      $        18,015           $   6,402                35.5   %
                                                  ==================   ================== =================== ======================

  NON-INTEREST INCOME:
  Banking                                          $         3,868      $         4,457           $    (589)              (13.2) %
  Premium finance                                              827                1,449                (622)              (42.9)
  Indirect auto                                                 10                    2                   8               400.0
  Tricom                                                       933                1,100                (167)              (15.2)
  Trust, asset management and brokerage                      7,623                  523               7,100             1,357.6
  Inter-segment eliminations                                  456                  (140)               596                  N/M
  Other                                                         54                   --                  54                 N/M
                                                  ------------------   ------------------ ------------------- ----------------------
    Total non-interest income                      $        13,771      $         7,391           $   6,380                86.3   %
                                                  ==================   ================== =================== ======================

  SEGMENT PROFIT (LOSS):
  Banking                                          $         7,021      $         4,871           $   2,150                44.1   %
  Premium finance                                            3,327                2,703                 624                23.1
  Indirect auto                                                810                  558                 252                45.2
  Tricom                                                       486                  323                163                 50.5
  Trust, asset management and brokerage                        (87)                (108)                 21                19.4
  Inter-segment eliminations                                (3,448)              (2,462)               (986)              (40.0)
  Other                                                     (1,802)              (1,522)               (280)              (18.4)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment profit                           $         6,307      $         4,363           $   1,944                44.6   %
                                                  ==================   ================== =================== ======================

  SEGMENT ASSETS:
  Banking                                          $     3,108,704      $     2,290,168          $  818,536                35.7   %
  Premium finance                                          487,953              379,969             107,984                28.4
  Indirect auto                                            189,797              197,396              (7,599)               (3.8)
  Tricom                                                    33,351               27,683              5,668                 20.5
  Trust, asset management and brokerage                    104,052                5,408             98,644              1,824.0
  Inter-segment eliminations                              (714,137)            (592,704)           (121,433)              (20.5)
  Other                                                      9,680               14,163              (4,483)              (31.7)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment assets                           $     3,219,400      $     2,322,083           $ 897,317                38.6   %
                                                  ==================   ================== =================== ======================

  N/M = not meaningful

The following table presents a summary of certain operating information for each reportable segment for six months ended for the periods shown:

                                                             Six Months Ended
                                                                 June 30,
                                                                                             $ Change in          % Change in
                                                  ---------------------------------------
  (Dollars in thousands)                                2002                 2001            Contribution        Contribution
  ----------------------------------------------- ------------------   ------------------ ------------------- ----------------------
  NET INTEREST INCOME:
  Banking                                          $        43,538      $        33,555           $   9,983                29.8   %
  Premium finance                                           16,177               12,483               3,694                29.6
  Indirect auto                                              4,030                2,991               1,039                34.7
  Tricom                                                     1,998                1,849                 149                 8.1
  Trust, asset management and brokerage                      1,310                  352                 958               272.2
  Inter-segment eliminations                               (16,522)             (12,369)             (4,153)              (33.6)
  Other                                                     (3,946)              (3,570)               (376)              (10.5)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total net interest income                      $        46,585      $        35,291           $  11,294                32.0   %
                                                  ==================   ================== =================== ======================

  NON-INTEREST INCOME:
  Banking                                          $         9,398      $         8,857            $    541                 6.1   %
  Premium finance                                            2,843                2,348                 495                21.1
  Indirect auto                                                 18                    2                  16               800.0
  Tricom                                                     1,754                2,142                (388)              (18.1)
  Trust, asset management and brokerage                     12,296                  973              11,323             1,163.7
  Inter-segment eliminations                                  (286)                (222)                (64)              (28.8)
  Other                                                        500                  141                 359               254.6
                                                  ------------------   ------------------ ------------------- ----------------------
    Total non-interest income                      $        26,523      $        14,241           $  12,282                86.2   %
                                                  ==================   ================== =================== ======================

  SEGMENT PROFIT (LOSS):
  Banking                                          $        13,214      $         9,748            $  3,466                35.6   %
  Premium finance                                            7,414                4,772               2,642                55.4
  Indirect auto                                              1,538                  932                 606                65.0
  Tricom                                                       757                  602                155                 25.7
  Trust, asset management and brokerage                       (229)                (304)                 75                24.7
  Inter-segment eliminations                                (6,911)              (4,586)             (2,325)              (50.7)
  Other                                                     (3,114)              (2,897)               (217)               (7.5)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment profit                           $        12,669      $         8,267               4,402                53.2   %
                                                  ==================   ================== =================== ======================

  SEGMENT ASSETS:
  Banking                                          $     3,108,704      $     2,290,168          $  818,536                35.7   %
  Premium finance                                          487,953              379,969             107,984                28.4
  Indirect auto                                            189,797              197,396              (7,599)               (3.8)
  Tricom                                                    33,351               27,683              5,668                 20.5
  Trust, asset management and brokerage                    104,052                5,408             98,644              1,824.0
  Inter-segment eliminations                              (714,137)            (592,704)           (121,433)              (20.5)
  Other                                                      9,680               14,163              (4,483)              (31.7)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment assets                           $     3,219,400      $     2,322,083           $ 897,317                38.6   %
                                                  ==================   ================== =================== ======================

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

During the first six months of 2002, $130 million notional principal amount of interest rate cap contracts matured. At June 30, 2002, the Company had $125 million of notional principal amounts of interest rate caps with maturities ranging from July 2002 to February 2003. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products and provide for the receipt of payments when the 91-day Treasury bill rate exceeds the predetermined strike rates that range from 3.75% to 6.50%. The payment amounts, if any, are determined and received on a monthly basis and are recorded as an adjustment to net interest income.

At June 30, 2002, the Company had $25 million notional principal amount of an interest rate swap contract maturing in February 2004. This contract effectively converts a portion of the Company's floating-rate notes payable to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.

The following table presents a summary of derivative instruments that were outstanding as of the dates shown and whether the changes in fair values are accounted for in the income statement (IS) or as other comprehensive income
(OCI):

                                                                  JUNE 30, 2002                          December 31, 2001
                                                      ---------------------------------------  -------------------------------------
(In thousands)                        Change               NOTIONAL              FAIR               Notional              Fair
                                 in market value            AMOUNT               VALUE               Amount               Value
-----------------------------  ---------------------  -------------------  ------------------  --------------------  ---------------
Interest rate caps                          IS               $55,000                  $ --           $ 185,000                $ --
Interest rate caps                         OCI                70,000                     1              70,000                  54
Interest rate swap                         OCI                25,000                  (959)             25,000                (681)

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks' investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in fair values of these contracts are reported in other non-interest income. The option premium income generated by these transactions is also recognized as other non-interest income. There were no call options outstanding as of June 30, 2002, December 31, 2001 or June 30, 2001, respectively.

(11)  BUSINESS COMBINATIONS
      ---------------------

In February, 2002, Wintrust completed its acquisition of Wayne Hummer Investments, LLC ("WHI" - including its wholly owned subsidiary, Focused Investments LLC) and Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company "WHAMC"). The results of the Wayne Hummer Companies have been included in Wintrust's consolidated financial statements only since the effective date (February 1, 2002) of the acquisition.

The acquisition of the Wayne Hummer Companies will augment fee-based revenue and diversify Wintrust's revenue stream by adding brokerage services as well as offering traditional banking products to the customers of the Wayne Hummer Companies, thereby providing a more comprehensive menu of financial products and services to the customers of Wintrust and the Wayne Hummer Companies.

The aggregate purchase price was $28 million consisting of $8 million in cash, 762,742 shares of Wintrust's common stock (then valued at $15 million) and $5 million of deferred cash payments to be made over a three-year period subsequent to the closing date. Wintrust is obligated to pay additional consideration contingent upon the attainment of certain performance measures over the next five years. The additional consideration, if paid, will be recorded as additional goodwill at its fair value when paid, or when the additional consideration is deemed, beyond a reasonable doubt, to have been earned. The value of Wintrust's common stock issued was determined based on the unweighted average of the high and low sales prices of Wintrust's common stock on the Nasdaq National Market for the 10 trading days ending on the second trading day preceding the effective date of the acquisition. The Company recorded $15.1 million of goodwill and $1.4 million of finite-lived intangible assets related to the customer list of WHAMC.

The following pro forma information reflects the Company's results of operations for the periods shown as if the Wayne Hummer Companies would have been included from the beginning of the periods shown. The Wintrust as reported results include the results of the Wayne Hummer Companies since the effective date of the acquisition:

                                                                                                      Three Months Ended
                                                                                                           June 30,
                                                                                           -----------------------------------------
  (Dollars in thousands, except per share data)                                                   2002                  2001
  --------------------------------------------------------------------------------------   -------------------- --------------------
  NET REVENUE:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $         38,188      $         25,406
      WHC (results prior to February 1, 2002)                                                             --                 8,270
                                                                                           -------------------- --------------------
  Pro forma net revenue                                                                     $         38,188      $         33,676
                                                                                           ==================== ====================

  INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $          9,799      $          6,860
      WHC (results prior to February 1, 2002)                                                             --                   680
                                                                                           -------------------- --------------------
  Pro forma income before taxes and cumulative effect of accounting change                  $          9,799      $          7,540
                                                                                           ==================== ====================

  NET INCOME:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $          6,307      $          4,363
      WHC (results prior to February 1, 2002)                                                             --                   442
                                                                                           -------------------- --------------------
  Pro forma net income                                                                      $          6,307      $          4,805
                                                                                           ==================== ====================

  BASIC EPS:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $           0.40      $           0.34
      WHC (results prior to February 1, 2002)                                                             --                  0.01
                                                                                           -------------------- --------------------
  Pro forma basic EPS                                                                       $           0.40      $           0.35
                                                                                           ==================== ====================

  DILUTED EPS:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $           0.37      $           0.32
      WHC (results prior to February 1, 2002)                                                             --                  0.01
                                                                                           -------------------- --------------------
  Pro forma diluted EPS                                                                     $           0.37      $           0.33
                                                                                           ==================== ====================

The following pro forma information reflects the Company's results of operations for the periods shown as if the Wayne Hummer Companies would have been included from the beginning of the periods shown. The Wintrust as reported results include the results of the Wayne Hummer Companies since the effective date of the acquisition:


                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                           -----------------------------------------
  (Dollars in thousands, except per share data)                                                   2002                  2001
  --------------------------------------------------------------------------------------   -------------------- --------------------
  NET REVENUE:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $         73,108      $         49,532
      WHC (results prior to February 1, 2002)                                                          2,919                16,690
                                                                                           -------------------- --------------------
  Pro forma net revenue                                                                     $         76,027      $         66,222
                                                                                           ==================== ====================

  INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $         19,692      $         13,377
      WHC (results prior to February 1, 2002)                                                            108                 1,199
                                                                                           -------------------- --------------------
  Pro forma income before taxes and cumulative effect of accounting change                  $         19,800      $         14,576
                                                                                           ==================== ====================

  NET INCOME:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $         12,669      $          8,267
      WHC (results prior to February 1, 2002)                                                             70                   779
                                                                                           -------------------- --------------------
  Pro forma net income                                                                      $         12,739      $          9,046
                                                                                           ==================== ====================

  BASIC EPS:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $           0.82      $           0.64
      WHC (results prior to February 1, 2002)                                                          (0.01)                 0.02
                                                                                           -------------------- --------------------
  Pro forma basic EPS                                                                       $           0.81      $           0.66
                                                                                           ==================== ====================

  DILUTED EPS:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $           0.77      $           0.61
      WHC (results prior to February 1, 2002)                                                          (0.01)                 0.02
                                                                                           -------------------- --------------------
  Pro forma diluted EPS                                                                     $           0.76      $           0.63
                                                                                           ==================== ====================


(12)  GOODWILL AND OTHER INTANGIBLE ASSETS
      ------------------------------------

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

Assuming retroactive adoption of SFAS 142, net income for the six months ended June 30, 2001 increased as a result of ceasing amortization of goodwill. The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the periods shown. The 2001 period is presented on a pro forma basis excluding goodwill amortization:


                                                                     Six Months Ended                   Six Months Ended
                                                                         June 30,                           June 30,
                                                                           2002                               2001
                                                             ---------------------------------- ---------------------------------
                                                                   NET             EARNINGS          Net             Earnings
(Dollars in thousands, except per share data)                     INCOME          PER SHARE         Income          Per Share
----------------------------------------------------------   -----------------  --------------- ---------------   ---------------
Earnings per share - Basic:
    Net income/Basic EPS as reported                          $      12,669      $       0.82    $      8,267      $       0.64
    Add back:   Goodwill amortization                                    --                --             313              0.02
    Less:  Tax on deductible goodwill                                    --                --              99             (0.01)
                                                             -----------------  --------------- ---------------   ---------------
       Adjusted net income/Basic EPS                          $      12,669      $       0.82    $      8,481      $       0.65
                                                             =================  =============== ===============   ===============

Earnings per share - Diluted:
    Net income/Diluted EPS as reported                        $      12,669      $       0.77    $      8,267      $       0.61
    Add back:   Goodwill amortization                                    --                --             313              0.02
    Less:  Tax on deductible goodwill                                    --                --              99             (0.01)
                                                             -----------------  --------------- ---------------   ---------------
       Adjusted net income/Diluted EPS                        $      12,669      $       0.77    $      8,481      $       0.62
                                                             =================  =============== ===============   ===============


A summary of goodwill assets by business segment is presented in the following table:

                                                  January 1,           Goodwill             Impairment             JUNE 30,
  (In thousands)                                     2002              Acquired               Losses                 2002
  ------------------------------------------   ------------------  ------------------  ---------------------  -------------------
  Banking                                       $        1,018     $            --      $              --      $         1,018
  Premium finance                                           --                  --                     --                   --
  Indirect auto                                             --                  --                     --                   --
  Tricom                                                 8,958                  --                     --                8,958
  Trust, asset management and brokerage                     --              15,115                     --               15,115
  Parent and other                                          --                  --                     --                   --
                                               ------------------  ------------------  ---------------------  -------------------
  Total                                         $        9,976     $        15,115      $              --      $        25,091
                                               ==================  ==================  =====================  ===================


At June 30, 2002 and 2001, Wintrust had $1.4 million and $143,000, respectively, in unamortized finite-lived intangible assets. As a result of the acquisition of WHAMC, $1.38 million was assigned to the customer list of WHAMC and is being amortized over a 7-year period on an accelerated basis. Total amortization expense associated with these intangible assets in the first six months of 2002 and 2001 was $117,000 and $34,000, respectively. Estimated amortization expense on finite-lived intangible assets for the years ended 2002 through 2006 is as follows:


  (In thousands)
  --------------------------------------
  2002                          $  324
  2003                             310
  2004                             229
  2005                             202
  2006                             168

(13)  RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

On January 1, 2002, Wintrust adopted SFAS 144, which superseded SFAS 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of Accounting Principles Board (APB) Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The adoption of SFAS 144 did not have a material impact on Wintrust's financial condition or results of operations.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition as of June 30, 2002, compared with December 31, 2001, and June 30, 2001, and the results of operations for the three and six-month periods ended June 30, 2002 and 2001 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

On January 24, 2002, Wintrust's Board of Directors declared a 3-for-2 stock split of its common stock, effected in the form of a 50% stock dividend, paid on March 14, 2002 to shareholders of record as of March 4, 2002. All historical share data and per share amounts have been restated to reflect this split.



OVERVIEW AND STRATEGY

Wintrust's operating subsidiaries were organized within approximately the last ten years. We have grown from $2.32 billion in total assets at June 30, 2001 to $3.22 billion in total assets at June 30, 2002, an increase of 39%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, new banks and branch facilities, and building an experienced management team. The Company's recent financial performance generally reflects the improved profitability of our operating subsidiaries, as they mature, offset by the costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The Banks began operations during the period indicated in the table below:

                                                                                                        Operations opened in:
                                                                                                 -----------------------------------
                                                                                                      Month                Year
                                                                                                 -----------------    --------------
Lake Forest Bank................................................................................     December                1991
Hinsdale Bank...................................................................................      October                1993
North Shore Bank................................................................................    September                1994
Libertyville Bank...............................................................................      October                1995
Barrington Bank.................................................................................     December                1996
Crystal Lake Bank...............................................................................     December                1997
Northbrook Bank.................................................................................     November                2000

Subsequent to these initial dates of operations, each of the Banks, except Northbrook Bank, has established additional full-service banking facilities. As of June 30, 2002, the Banks had 31 banking facilities. Since June 30, 2001, Barrington Bank opened a branch facility in Hoffman Estates in September 2001, Northbrook Bank opened its new permanent facility in December 2001 and Hinsdale Bank opened a branch facility in Riverside in January 2002. In May 2002 Lake Forest Bank opened a new branch in Highland Park. In June 2002 and July 2002 we opened a new permanent facility for our Wauconda branch of Libertyville Bank and our McHenry branch of Crystal Lake Bank, respectively. Construction is currently underway on our South Libertyville branch of Libertyville Bank and our Skokie branch of North Shore Community Bank. Additionally the Company has purchased property for a permanent facility in Highland Park and has purchased property for new facilities in Cary and Deerfield.

While committed to a continuing growth strategy, management's ongoing focus is also to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the Banks, FIFC, WHTC, Tricom and the Wayne Hummer Companies. One aspect of this strategy is to continue to pursue specialized earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks with significant market share and more established customer bases.

On February 20, 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprising Wayne Hummer Investments LLC ("WHI"), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company "WHAMC") and Focused Investments LLC ("FI"), each based in the Chicago area.

WHI, established in 1931, has been providing a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. WHI also operates an office in Appleton, Wisconsin that opened in 1936. WHI has approximately 163 employees, including over 40 active brokers, and is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers. At June 30, 2002, the number of WHI client households was estimated to be in excess of 20,000, with over $3.8 billion in customer assets in custody. WHI's Appleton branch serves the greater Appleton area.

WHAMC, established in 1981, is the investment advisory affiliate of WHI and is advisor to the Wayne Hummer family of mutual funds. The Wayne Hummer family of funds includes the Wayne Hummer Growth Fund, the Wayne Hummer CorePortfolio Fund, the Wayne Hummer Income Fund, and the Wayne Hummer Money Market Fund. With assets under management in excess of $895 million, the investment management group provides advisory services to individuals and institutions, municipal and tax-exempt organizations, including approximately $488 million in the Wayne Hummer Mutual Funds. Additionally, WHAMC also provides portfolio management and continuous financial supervision for a wide-range of pension and profit sharing plans. These defined portfolios are managed for public and private clients, bank portfolios and trusts, endowments and foundations, and both taxable and tax-deferred portfolios for individual investors. WHAMC manages over $400 million in these portfolios.

FI, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily in Illinois.

FIFC is the Company's most significant specialized earning asset niche, originating approximately $1.3 billion in loan volume for the full year of 2001 and $837 million in the first six months of 2002. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers' purchases of liability, property and casualty and other commercial insurance. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. The Company began selling the excess of FIFC's originations over the capacity to retain such loans within the Banks' loan portfolios during the second quarter of 1999 to an unrelated third party with servicing retained. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company's strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depends on the level of new volume growth in relation to the capacity to retain such loans within the Banks' loan portfolios.

In October 1999, the Company acquired Tricom as part of its continuing strategy to pursue specialized earning asset niches. Tricom is a Milwaukee-based company that has been in business for more than ten years and specializes in providing high yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to the temporary staffing industry, with clients throughout the United States. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal source of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect their interests. By virtue of the Company's funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom's revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. In addition to expanding the Company's earning asset niches, this acquisition has added to the level of fee-based income.

In addition to the earning asset niches provided by the Company's non-bank subsidiaries, several earning asset niches operate within the Banks, including our indirect auto lending which we conduct through a division of Hinsdale Bank, Lake Forest Bank's MMF Leasing Services equipment leasing division and Barrington Bank's Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank's mortgage warehouse lending program provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has recently developed a specialty in small aircraft lending. The Company plans to continue pursuing the development or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales. The Company is not pursuing growth in the indirect auto segment, however, and anticipates that the indirect auto loan portfolio will comprise a smaller portion of the net loan portfolio in the future.

In September 1998, the Company formed a trust subsidiary originally named Wintrust Asset Management Company, which was renamed in May 2002 to Wayne Hummer Trust Company ("WHTC") to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. With a separately chartered trust subsidiary, the Company is better able to offer trust and investment management services to all communities served by the Banks. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC's experienced trust professionals. Services offered by WHTC typically include traditional trust products and services, as well as investment management services.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company's key operating measures, as compared to the same period last year, are shown in the table below:


                                                                   SIX MONTHS             Six Months          Percentage (%)/
                                                                     ENDED                  Ended             Basis Point (bp)
(Dollars in thousands, except per share data)                    JUNE 30, 2002          June 30, 2001              Change
------------------------------------------------------------  ---------------------  ---------------------  -------------------
Net income before cumulative effect of accounting change      $       12,669         $        8,521                 48.7   %
Net income                                                            12,669                  8,267                 53.2
Net income per common share - Basic                                     0.82                   0.64                 28.1
Net income per common share - Diluted                                   0.77                   0.61                 26.2
Net revenues                                                          73,108                 49,532                 47.6
Net interest income                                                   46,585                 35,291                 32.0

Net interest margin                                                     3.52    %              3.63    %             (11) bp
Core net interest margin(1)                                             3.72                   3.89                  (17)
Net overhead ratio (2)                                                  1.54                   1.68                  (14)
Efficiency ratio (3)                                                   65.96                  65.05                   91
Return on average assets                                                0.88                   0.77                   11
Return on average equity                                               15.85                  15.81                    4




                                                                  THREE MONTHS           Three Months         Percentage (%)/
                                                                     ENDED                  Ended            Basis Point (bp)
                                                                 JUNE 30, 2002          June 30, 2001             Change
                                                              ---------------------  ---------------------  ------------------
Net income before cumulative effect of accounting change      $        6,307         $        4,363                 44.6  %
Net income                                                             6,307                  4,363                 44.6
Net income per common share - Basic                                     0.40                   0.34                 17.6
Net income per common share - Diluted                                   0.37                   0.32                 15.6
Net revenues                                                          38,188                 25,406                 50.3
Net interest income                                                   24,417                 18,015                 35.5

Net interest margin                                                     3.56    %              3.59    %              (3) bp
Core net interest margin(1)                                             3.74                   3.84                  (10)
Net overhead ratio (2)                                                  1.63                   1.61                    2
Efficiency ratio (3)                                                   67.61                  63.77                  384
Return on average assets                                                0.85                   0.79                    6
Return on average equity                                               14.75                  16.21                 (146)

AT END OF PERIOD
Total assets                                                  $    3,219,400         $    2,322,083                 38.6  %
Total loans, net of unearned income                                2,308,945              1,787,257                 29.2
Total deposits                                                     2,608,507              2,055,345                 26.9
Total shareholders' equity                                           205,999                132,969                 54.9
Book value per common share                                            12.15                   9.20                 32.1
Market price per common share                                          34.57                  16.57                108.6

Allowance for loan losses to total loans                                0.69    %              0.68    %               1  bp
Non-performing assets to total assets                                   0.37                   0.55                  (18)
------------------------------------------------------------------------------------------------------------------------------

(1) The core net interest margin excludes the interest expense associated with Wintrust's Long-term Debt - Trust Preferred Securities.
(2) The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period's total average assets. A lower ratio indicates a higher degree of efficiency.
(3) The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

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

Net income for the second quarter ended June 30, 2002 totaled $6.3 million, an increase of $1.9 million, or 45%, over the $4.4 million recorded in the second quarter of 2001. On a per share basis, net income for the second quarter of 2002 totaled $0.37 per diluted common share, a $0.05 per share, or 16%, increase as compared to the 2001 second quarter total of $0.32 per diluted common share. The lower growth rate in the earnings per share as compared to net income was primarily due to the issuance of 1,488,750 additional shares of common stock in June 2001, 762,742 shares issued in the February 2002 acquisition of the Wayne Hummer Companies and the issuance of 1,185,000 additional shares of common stock in June 2002. The return on average equity for the second quarter of 2002 stood at 14.75%.

For the first six months of 2002, net income totaled $12.7 million, or $0.77 per diluted common share, an increase of $4.4 million, or 53%, when compared to $8.3 million, or $0.61 per diluted common share, for the same period in 2001. Return on average equity for the first six months of 2002 was 15.85% versus 15.81% for the same period of 2001.

The results for the first six months of 2002 include pre-tax income of $1.25 million, or $754,000 after-tax, for a partial settlement related to the non-recurring charge recorded in 2000. Excluding this settlement income, net income in the first six months of 2002 was $11.9 million, or $0.72 per diluted share. Included in the first six months of 2001 is a cumulative effect of a change in accounting for interest rate caps resulting in an after-tax charge of $254,000, or $0.02 per diluted share.

On February 20, 2002, Wintrust completed its acquisition of the Wayne Hummer Companies. Accounted for as a purchase, the Wayne Hummer Companies results of operations are included in Wintrust's year-to-date 2002 results only since the effective date of the acquisition (February 1, 2002).


NET INTEREST INCOME

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended June 30, 2002 totaled $24.6 million, an increase of $6.4 million, or 35%, as compared to the $18.2 million recorded in the same quarter of 2001. Average loans in the second quarter of 2002 increased $483 million, or 28%, over the second quarter of 2001. This growth helped offset the lower spreads as a result of the eleven rate cuts by the Federal Reserve in 2001 totaling 475 basis points.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the second quarter of 2002 the net interest margin was 3.56%, a decrease of three basis points when compared to the net interest margin of 3.59% in the prior year second quarter. This decline resulted primarily from the effects of continued decreases during 2001 in short-term rates causing compression in the spread between the rates on interest-bearing liabilities and the yields on earning assets. Spread compression results when deposit rates cannot be reduced commensurate with changes in market rates due to current low level of rates paid on certain deposit accounts. The core net interest margin, which excludes the interest expense related to Wintrust's Long-term Debt - Trust Preferred Securities, was 3.74% for the second quarter of 2002, and decreased 10 basis points when compared to the prior year second quarter's core margin of 3.84%. In the absence of additional rate cuts by the Federal Reserve and a changing yield curve, Wintrust's net interest margin improved by eight basis points when compared to the first quarter of 2002. This improvement was a result of total funding costs declining by 21 basis points while the yield on total earning assets declined by nine basis points. Interest-bearing deposits accounted for the majority of the decline in the cost of funding, decreasing by 20 basis points from the first quarter of 2002.

The following table presents a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

                                                          FOR THE QUARTER ENDED                     For the Quarter Ended
                                                              JUNE 30, 2002                             June 30, 2001

                                                  ---------------------------------------   ---------------------------------------
                                                                                 YIELD/                                   Yield/
  (Dollars in thousands)                              AVERAGE      INTEREST       RATE           Average      Interest      Rate
  ----------------------                          ---------------------------------------   ---------------------------------------

  Liquidity management assets (1) (2)             $      484,483 $      5,444    4.51 %       $    302,848  $     3,863    5.12 %
  Other earning assets (3)                                71,100          751    4.24                   --           --      --
  Loans, net of unearned income (2) (4)                2,218,968       38,534    6.97            1,735,696       37,741    8.72
                                                  ---------------------------------------   ---------------------------------------
     Total earning assets                         $    2,774,551 $     44,729    6.47 %       $  2,038,544  $    41,604    8.19 %
                                                  ---------------------------------------   ---------------------------------------

  Interest-bearing deposits                       $    2,203,247 $     16,585    3.02 %       $  1,769,910  $    21,423    4.85 %
  Federal Home Loan Bank advances                        104,938        1,078    4.12                   --           --      --
  Notes payable and other borrowings                     164,587        1,170    2.85               46,915          664    5.68
  Long-term debt - trust preferred securities             51,050        1,288   10.09               51,050        1,288   10.09
                                                  ---------------------------------------   ---------------------------------------
     Total interest-bearing liabilities           $    2,523,822 $     20,121    3.20 %       $  1,867,875  $    23,375    5.02 %
                                                  ---------------------------------------   ---------------------------------------

  Interest rate spread (5)                                                       3.27 %                                    3.17 %
  Net free funds/contribution (6)                 $      250,729                 0.29         $    170,669                 0.42
                                                  ===============            ------------   ===============            ------------
  Net interest income/Net interest margin                        $     24,608    3.56 %                     $    18,229    3.59 %
                                                                =========================                 =========================
  Core net interest margin (7)                                                   3.74 %                                    3.84 %
                                                                             ============                              ============

----------------------------------------------------------------------------------------------------------------------------------

(1) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended June 30, 2002 and 2001 were $191,000 and $214,000 respectively.
(3) Other earning assets include brokerage customer receivables and trading account securities.
(4) Loans, net of unearned income includes mortgages held for sale and non-accrual loans.
(5) Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6) Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.
(7) The core net interest margin excludes the impact of Wintrust's Long-term Debt - Trust Preferred Securities.

The yield on total earning assets for the second quarter of 2002 was 6.47% as compared to 8.19% in 2001, a decrease of 172 basis points resulting primarily from the effect of decreases in general market rates on liquidity management assets and loans. The other earning assets shown in the second quarter of 2002 reflect interest-bearing brokerage customer receivables and trading account securities managed at the Wayne Hummer Companies. The yield on earning assets is heavily dependent on the yield on loans since average loans comprised approximately 80% of total average earning assets. The second quarter 2002 yield on loans was 6.97%, a 175 basis point decrease when compared to the prior year second quarter yield of 8.72%. The average prime lending rate was 4.75% during the second quarter of 2002 versus 7.35% for the second quarter of 2001, reflecting a decrease of 260 basis points. Wintrust's loan portfolio does not re-price in a parallel fashion to decreases or increases in the prime rate due to a portion of the portfolio being longer-term fixed rate loans.

The rate paid on interest-bearing liabilities for the second quarter of 2002 was 3.20%, compared to 5.02% in the second quarter of 2001, a decline of 182 basis points. Interest-bearing deposits accounted for 87% of total interest-bearing funding in the second quarter of 2002, compared to 95% in the same period of 2001. The rate paid on interest-bearing deposits averaged 3.02% for the second quarter of 2002 versus 4.85% for the same quarter of 2001, a decrease of 183 basis points. During 2001, Wintrust initiated borrowing from the Federal Home Loan Bank ("FHLB"). The Company initially borrowed from the FHLB in the third and fourth quarters of 2001 and borrowed an additional $50 million in the second quarter of 2002. The increase in notes payable and other borrowings in the second quarter of 2002 was a result of the funding at the Wayne Hummer Companies for the brokerage customer receivables, additional funding required for the purchase of the Wayne Hummer Companies and borrowings utilized to fund the additional capital requirements of the Banks. The rate paid on Federal Home Loan Bank advances, notes payable and other borrowings decreased 233 basis points to 3.35% in the second quarter of 2002 as compared to 5.68% in the second quarter of 2001.

The following table presents a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

                                                        FOR THE SIX MONTHS ENDED                 For the Six Months Ended
                                                -----------------------------------------------------------------------------------
                                                             JUNE 30, 2002                             June 30, 2001
                                                -----------------------------------------------------------------------------------
                                                                               YIELD/                                     Yield/
  (Dollars in thousands)                             AVERAGE       INTEREST      RATE          Average       Interest       Rate
  ----------------------                        -----------------------------------------------------------------------------------

  Liquidity management assets (1) (2)            $      468,103 $      10,260    4.42%     $       310,887  $     8,796    5.71  %
  Other earning assets (3)                               58,082         1,265    4.39                   --           --      --
  Loans, net of unearned income (2) (4)               2,162,593        75,383    7.03            1,674,309       74,795    9.01
                                                -----------------------------------------------------------------------------------
     Total earning assets                        $    2,688,778 $      86,908    6.52%     $      1,985,196 $     83,591    8.49  %
                                                -----------------------------------------------------------------------------------

  Interest-bearing deposits                      $    2,151,117 $      33,260    3.12%     $      1,720,246 $     43,595    5.11  %
  Federal Home Loan Bank advances                        97,735         1,975    4.08                   --           --      --
  Notes payable and other borrowings                    139,325         2,113    3.06               57,348        1,710    6.01
  Long-term debt - trust preferred securities            51,050         2,576   10.09               51,050        2,576   10.09
                                                -----------------------------------------------------------------------------------
     Total interest-bearing liabilities          $    2,439,227 $      39,924    3.30%     $      1,828,644 $     47,881    5.28  %
                                                -----------------------------------------------------------------------------------

  Interest rate spread (5)                                                       3.22 %                                    3.21 %
  Net free funds/contribution (6)                $      249,551                  0.30      $        156,552                 0.42
                                                ================             ==============================            ============
  Net interest income/Net interest margin                       $      46,984    3.52 %                    $     35,710    3.63 %
                                                               ==========================                 =========================
  Core net interest margin (7)                                                   3.72 %                                    3.89 %
                                                                             ============                              ============

----------------------------------------------------------------------------------------------------------------------------------

(1) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2002 and 2001 were $399,000 and $419,000 respectively.
(3) Other earning assets include brokerage customer receivables and trading account securities.
(4) Loans, net of unearned income includes mortgages held for sale and non-accrual loans.
(5) Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6) Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.
(7) The core net interest margin excludes the impact of Wintrust's Long-term Debt - Trust Preferred Securities.


For the first six months of 2002, tax-equivalent net interest income totaled $47.0 million and increased $11.3 million, or 32% over the $35.7 million recorded in the same period in 2001. Growth in the Company's earning asset base was the primary contributor to this increase, as year-to-date average loans increased 29%.

The yield on total earning assets for the first six months of 2002 was 6.52% as compared to 8.49% in 2001, a decrease of 197 basis points resulting primarily from the effect of decreases in general market rates on liquidity management assets and loans. The rate paid on interest-bearing liabilities for the first six months of 2002 was 3.30%, compared to 5.28% in the second quarter of 2001, a decline of 198 basis points. The interest rate spread (difference between the yield on earning assets and the rate paid on interest-bearing liabilities) remained stable in the first six months of 2002, increasing by one basis point when compared to the first six months of 2001. The decline in the net interest margin was mainly caused by a 12 basis point reduction in the contribution from net free funds as the substitute value of these free funds fell by 198 basis points in 2002.

The following table presents a reconciliation of the Company's tax-equivalent net interest income between the three-month periods ended June 30, 2002 and March 31, 2002, the six-month periods ended June 30, 2002 and June 30, 2001 and between the three-month periods ended June 30, 2002 and June 30, 2001. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, rates, the change due to the combination of volume and rate and the differing number of days in each period:

                                                                         Second Quarter    First Six Months      Second Quarter
                                                                             of 2002            of 2002              of 2002
                                                                           Compared to        Compared to         Compared to
                                                                          First Quarter    First Six Months      Second Quarter
 (Dollars in thousands)                                                      of 2002            of 2001              of 2001
-----------------------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest income for comparative period             $      22,376           $  35,710     $         18,229
    Change due to mix and growth of earning assets and
       interest-bearing liabilities (volume)                                    1,292              12,906                5,919
    Change due to interest rate fluctuations (rate)                               640                (612)                 373
    Change due to rate and volume fluctuations (rate/volume)                       38              (1,020)                  87
    Change due to number of days in each quarter (days)                           262                  --                   --
                                                                        -----------------------------------------------------------
  TAX-EQUIVALENT NET INTEREST INCOME FOR THE PERIOD ENDED
    JUNE 30, 2002                                                       $      24,608           $  46,984     $         24,608
                                                                        ===========================================================

NON-INTEREST INCOME

For the second quarter of 2002, non-interest income totaled $13.8 million and increased $6.4 million, or 86%, over the prior year quarter. The following table presents non-interest income by category for the periods presented:

                                                                          Three Months Ended
                                                                               June30,
                                                                 -------------------------------------       $               %
(Dollars in thousands)                                                 2002               2001             Change         Change
---------------------------------------------------------------  ------------------ ------------------ --------------- -------------
Trust, asset management and brokerage fees                        $        7,431     $          523           6,908        1,320.8
Fees on mortgage loans sold                                                1,934              1,948             (14)         (0.7)
Service charges on deposit accounts                                          753                606             147           24.3
Gain on sale of premium finance receivables                                  828              1,449            (621)         (42.9)
Administrative services revenue                                              931              1,121            (190)         (16.9)
Fees from covered call options                                               789                956            (167)        (17.5)
Net available-for-sale securities gains                                       62                 86             (24)         (27.9)
Other                                                                      1,043                702             341           48.6
                                                                 ------------------ ------------------ --------------- -------------
Total non-interest income                                         $       13,771     $        7,391           6,380           86.3
                                                                 ================== ================== =============== =============

                                                                           Six Months Ended
                                                                               June 30,
                                                                 -------------------------------------       $               %
(Dollars in thousands)                                                 2002               2001             Change         Change
---------------------------------------------------------------  ------------------ ------------------ --------------- -------------
Trust, asset management and brokerage fees                        $       12,001     $          973          11,028        1,133.4
Fees on mortgage loans sold                                                3,951              3,472             479           13.8
Service charges on deposit accounts                                        1,491              1,153             338           29.3
Gain on sale of premium finance receivables                                1,594              2,391            (797)         (33.3)
Administrative services revenue                                            1,753              2,142            (389)         (18.2)
Fees from covered call options                                             2,357              2,303              54            2.3
Net available-for-sale securities (losses) gains                           (153)                372            (525)        (141.1)
Premium finance defalcation-partial settlement                             1,250                 --           1,250            N/M
Other                                                                      2,279              1,435             844           58.8
                                                                 ------------------ ------------------ --------------- -------------
Total non-interest income                                         $       26,523     $       14,241          12,282           86.2
                                                                 ================== ================== =============== =============

  N/M = calculation not meaningful

For the six months ended June 30, 2002 non-interest income totaled $26.5 million and increased $12.3 million, or 86%, over the same period last year. Significant increases were realized in both the second quarter of 2002 and the first six months of 2002 in trust, asset management and brokerage fees as a result of the Wayne Hummer Companies acquisition which occurred during the first quarter of 2002.

Trust, asset management and brokerage fees are comprised of the asset management revenue of Wayne Hummer Trust Company (name changed from Wintrust Asset Management Company in May 2002) and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at the Wayne Hummer Companies. The increase in this category, up $6.9 million over the second quarter of 2001 and $11.0 million over the first six months of 2001, is primarily attributable to the revenues from the Wayne Hummer Companies. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. This commitment is evidenced by the acquisition of the Wayne Hummer Companies. Non-interest income comprised approximately 29% of total net revenues in the second quarter of 2001. Primarily as a result of the Wayne Hummer Companies acquisition, this has increased to approximately 36% for the second quarter of 2002.

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended June 30, 2002, these fees totaled $1.9 million, a slight decrease of $14,000, or 1%, from the prior year second quarter and down slightly from the $2.0 million recorded in the first quarter of 2002. Although they are a continuous source of revenue, these fees have historically increased due to higher levels of mortgage origination volumes, particularly refinancing activity, caused by the low level of mortgage interest rates. It is possible that the levels of refinancing activity may taper off for the remainder of 2002, barring any further reductions in mortgage interest rates.

Service charges on deposit accounts totaled $753,000 for the second quarter of 2002, an increase of $147,000, or 24%, when compared to the same quarter of 2001. This increase was mainly due to a larger deposit base and a greater number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in providing high quality service without encumbering that service with numerous activity charges.

The administrative services revenue contributed by Tricom added $931,000 to total non-interest income in the second quarter of 2002, a decrease of $190,000 from the second quarter of 2001 and an increase of $109,000 from the first quarter of 2002. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry located throughout the United States. The revenue growth at Tricom had stagnated in previous quarters due to the general slowdown in the United States economy and the reduction in the placement of temporary staffing individuals by Tricom's customers. This business segment appears to be rebounding as exhibited by the higher levels of revenue recorded by Tricom when compared to the first quarter of 2002. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

Fees from covered call option transactions in the second quarter of 2002 decreased by $167,000 to $789,000, compared to $956,000 million in the same quarter last year. On a year-to-date basis the Company has recognized $2.4 million in fees in 2002 compared to $2.3 million in 2001, an increase of $54,000. During the first six months of 2002, call option contracts were written against $864 million of underlying securities, compared to $531 million in the first six months of last year. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. In the first six months of both years, the Company wrote call options against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes for terms of less than three months. There were no outstanding call options at June 30, 2002, December 31, 2001 or June 30, 2001.

As a result of continued strong loan originations of premium finance receivables, Wintrust sold premium finance receivables to an unrelated third party in the second quarter of 2002 and recognized gains of $828,000 related to this activity on sales of $74.1 million of net receivables, compared with $1.4 million of recognized gains in the second quarter of 2001 on sales of $71.7 million. On a year-to-date basis, the Company recognized gains of $1.6 million in 2002 on sales of $136.0 million, compared to $2.4 million in 2001 on sales of $122.9 million. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate, based on a fixed spread to LIBOR, passed on to the purchaser. This spread ranged from 4.85% to 5.51% in the first six months of 2002 compared to a range of 5.96% to 6.54% in the same period last year. The net yield on the loans sold and the rates passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. The lower amount of gain recognized in the second quarter of 2002 compared to the prior year was influenced by lower spreads as well as increased estimates of credit losses. During the first six months of 2002 credit losses were estimated at 0.75%, compared to 0.25% in the first six months of 2001. The increase was a result of a higher level of charge-offs in recent quarters in the overall premium finance receivables portfolio (see page 34 "Allowance for Loan Losses".) The lower gain recognized in 2002 was also significantly influenced by a reduction in the number of months these loans are estimated to be outstanding. This reduction was due to recent trends of early pay-downs as the economy has weakened, insurance rates have escalated and borrowers cancelled their existing insurance in favor of cheaper alternatives. The average terms of the loans in the first six months of 2002 were estimated at approximately 8 months compared to 9 months in the same period last year. The applicable discount rate used in determining gains related to this activity was unchanged from the discount rate used in 2001.

At June 30, 2002, premium finance loans sold and serviced for others for which we retain a recourse obligation related to credit losses totaled approximately $112.4 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At June 30, 2002, the remaining estimated recourse obligation carried in other liabilities is approximately $504,000.

Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net recoveries, in the first six months of 2002 for premium finance receivables sold and serviced for others totaled $10,000. Non-performing loans related to this sold portfolio at June 30, 2002 were approximately $1.7 million, or 1.53%, of the sold loans. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the "Non-performing Premium Finance Receivables" portion of the "Asset Quality" section of this report on page 37.

Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2002, the ratio was approximately 90%. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2002 totaled $25.9 million and increased $9.6 million, or 59%, from the second quarter 2001 total of $16.3 million. Operating expenses of the Wayne Hummer Companies and the continued growth of the loan and deposit portfolios are the major causes for this increase. Since June 30, 2001 total deposits and total loans have increased 27% and 29%, respectively, requiring higher levels of staffing and other costs to both attract and service the larger customer base. Excluding the impact of the Wayne Hummer Companies, total non-interest expense increased $2.5 million, or 16%, when compared to the second quarter of 2001, well below the pace of the balance sheet growth.

The following table presents non-interest expense by category for the periods presented:

                                                                         Three Months Ended
                                                                              June 30,
                                                                --------------------------------------       $               %
  (Dollars in thousands)                                              2002                2001             Change         Change
  ------------------------------------------------------------  ------------------  ------------------ --------------- -------------
  Salaries and employee benefits                                 $       15,400      $        8,735            6,665          76.3
  Occupancy, net                                                          1,609               1,178              431          36.6
  Equipment                                                               1,796               1,582              214          13.5
  Data processing                                                         1,042                 822              220          26.8
  Advertising and marketing                                                 533                 426              107          25.1
  Professional fees                                                         685                 534              151          28.3
  Amortization of goodwill                                                   --                 152             (152)       (100.0)
  Amortization of other intangibles                                         100                  17              83          488.2
  Other                                                                   4,741               2,836           1,905           67.2
                                                                ------------------  ------------------ --------------- -------------
  Total non-interest expense                                     $       25,906      $       16,282           9,624           59.1
                                                                ==================  ================== =============== =============

                                                                          Six Months Ended
                                                                              June 30,
                                                                --------------------------------------       $               %
  (Dollars in thousands)                                              2002                2001             Change         Change
  ------------------------------------------------------------  ------------------  ------------------ --------------- -------------
  Salaries and employee benefits                                 $       28,762      $       17,213           11,549          67.1
  Occupancy, net                                                          3,153               2,422              731          30.2
  Equipment                                                               3,526               3,066              460          15.0
  Data processing                                                         2,056               1,652              404          24.5
  Advertising and marketing                                               1,057                 733              324          44.2
  Professional fees                                                       1,296               1,065              231          21.7
  Amortization of goodwill                                                   --                 313             (313)       (100.0)
  Amortization of other intangibles                                         117                  34               83         244.1
  Other                                                                   8,618               5,755            2,863          49.7
                                                                ------------------  ------------------ --------------- -------------
  Total non-interest expense                                     $       48,585      $       32,253          16,332           50.6
                                                                ==================  ================== =============== =============

On a year-to-date basis non-interest expense totaled $48.6 million and increased $16.3 million, or 51%, over the first six months of 2001. The Wayne Hummer Companies contributed $11.9 million of this increase. The $4.4 million increase, excluding the Wayne Hummer Companies, is predominantly due to a $2.8 million increase in salaries and employee benefits costs and the higher general operating costs associated with operating additional and larger banking offices. Despite balance sheet growth in loans and deposits of near 30%, Wintrust's net overhead ratio, excluding the impact of the Wayne Hummer Companies, decreased from 1.68% for the first six months of 2001 to 1.49% for the comparable period in 2002.

Salaries and employee benefits totaled $15.4 million for the second quarter of 2002, an increase of $6.7 million, or 76%, as compared to the prior year's second quarter total of $8.7 million. This increase was primarily due to the employee costs associated with the Wayne Hummer Companies, increases in salaries and employee benefit costs as a result of continued growth and expansion of the Banks and normal annual increases in salaries and the employee benefit costs. Excluding the impact of the Wayne Hummer Companies, total salaries and employee benefits expense increased $1.5 million, or 18%, when compared to the second quarter of 2001 and decreased slightly by $59,000, or less than 1%, when compared to the first quarter of 2002.

Other categories of non-interest expense, such as occupancy costs, equipment expense and data processing, also increased over the prior year second quarter primarily due to the acquisition of the Wayne Hummer Companies.

Amortization expense related to goodwill and other intangibles totaled $100,000 for the second quarter of 2002, compared with $169,000 in the second quarter of 2001. See Note 12 - Goodwill and Other Intangible Assets to the Company's unaudited consolidated financial statements for a detailed discussion of intangible amortization.

INCOME TAXES

The Company recorded income tax expense of $3.5 million for the three months ended June 30, 2002 versus $2.5 million for the same period of 2001. On a year-to-date basis, income tax expense was $7.0 million in 2002 and $4.9 million in 2001. The effective tax rate was 35.6% in the second quarter of 2002 and 36.4 % in the second quarter of 2001.

OPERATING SEGMENT RESULTS

As shown in Note 9 to the unaudited consolidated financial statements, the Company's operations consist of five primary segments: banking, premium finance, indirect auto, Tricom and trust/asset management/brokerage. The Company's profitability is primarily dependent on the net interest income, provision for loan losses, non-interest income and operating expenses of its banking segment.

For the second quarter of 2002, the banking segment's net interest income totaled $22.8 million, an increase of $5.6 million, or 33%, as compared to $17.1 million recorded in the same quarter of 2001. This increase was the direct result of earning asset growth, particularly in the loan portfolio. The banking segment's non-interest income totaled $3.9 million for the second quarter of 2002 and decreased $589,000, or 13%, when compared to the prior year quarterly total of $4.5 million. Contributing to this decrease was a $167,000 decline in fees from certain covered call option transactions, which are routinely entered into to enhance the overall return on the investment portfolio. The banking segment's after-tax profit for the quarter ended June 30, 2002, totaled $7.0 million, an increase of $2.1 million, or 44%, as compared to the prior year quarterly total of $4.9 million. On a year-to-date basis, net interest income totaled $43.5 million for the first six months of 2002, an increase of $10.0 million, or 30%, as compared to the $33.5 million recorded last year. Non-interest income increased $541,000 to $9.4 million in the first six months of 2002. This increase was due primarily to a $479,000 increase in fees on mortgage loans sold resulting from higher levels of refinancing activity as well as increased service charges on deposit accounts of $338,000 due to a larger deposit base and a higher number of accounts at the banking subsidiaries. The banking segment's after-tax profit for the six months ended June 30, 2002, totaled $13.2 million, an increase of $3.5 million, or 36%, as compared to the prior year total of $9.7 million. The banking segment accounted for the majority of the Company's total asset growth since June 30, 2001, increasing by $819 million.

Net interest income from the premium finance segment totaled $8.1 million for the quarter ended June 30, 2002, an increase of $1.6 million, or 24%, over the $6.5 million recorded in the same quarter of 2001. This improvement was due to an increase in average premium finance receivables of approximately 21% and higher net spread contributions on these balances. Non-interest income for the three months ended June 30, 2002 totaled $827,000 million, compared to $1.4 million in the same quarter of 2001. Gains from the sale of premium finance receivables decreased by $621,000 compared to the same period last year. After-tax profit for the premium finance segment totaled $3.3 million for the three-month period ended June 30, 2002, and increased $624,000, or 23%, over the same period of 2001. This increase was due to higher levels of premium finance receivables created from targeted marketing programs and market increases in insurance premiums charged by insurance carriers. On a year-to-date basis, net interest income totaled $16.2 million for the first six months of 2002, an increase of $3.7 million, or 30%, as compared to the $12.5 million recorded last year. Non-interest income increased $495,000 to $2.8 million in the first six months of 2002. The proceeds from a partial settlement during the first quarter of 2002, related to the premium finance defalcation which occurred and was recognized in 2000, of $1.25 million was offset by a decrease of $797,000 on gains from the sale of premium finance receivables compared to the same period last year. The premium finance segment's after-tax profit for the six months ended June 30, 2002, totaled $7.4 million, an increase of $2.6 million, or 55%, as compared to the prior year total of $4.8 million.

The indirect auto segment recorded $2.0 million of net interest income for the second quarter of 2002, an increase of $424,000, or 26%, as compared to the 2001 quarterly total. Average outstanding loans decreased 3% in the second quarter of 2002, compared to the same quarter of 2001. After-tax segment profit totaled $810,000 for the three-month period ended June 30 2002, an increase of $252,000, or 45%, when compared to the same period of 2001. The increase in this segment's profitability was caused mainly by lower variable rate funding costs in the second quarter of 2002 contributing to the higher levels of net interest income. On a year-to-date basis, net interest income totaled $4.0 million for the first six months of 2002, an increase of $1.0 million, or 35%, as compared to the $3.0 million recorded last year. The indirect auto segment's after-tax profit for the six months ended June 30, 2002 totaled $1.5 million, an increase of $606,000, or 65%, as compared to the prior year total of $932,000. Consistent with the after-tax profit contribution in the second quarter of 2002, year-to-date profitability was positively impacted due to lower variable rate funding costs.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. The Tricom segment reported net interest income of $1.1 million for the second quarter of 2002, an increase of $120,000, or 12%, compared to $965,000 reported in the same period of 2001. Non-interest income was $933,000 in the second quarter of 2002, a decrease of $167,000, or 15%, compared to $1.1 million in the second quarter of 2001. This represents the first quarter of increased non-interest revenue from this segment after three consecutive quarters of declines. The segment's after-tax profit was $486,000 in the second quarter of 2002, an increase of $163,000, or 51%, as compared to the prior year second quarter of $323,000. On a year-to-date basis, net interest income totaled $2.0 million for the first six months of 2002, an increase of $149,000, or 8%, as compared to the $1.8 million recorded in the first six months of 2001. Non-interest income decreased $388,000 to $1.8 million in the first six months of 2002. The Tricom segment's after-tax profit for the six months ended June 30, 2002, totaled $757,000, an increase of $155,000, or 26%, as compared to $602,000 in the first six months of 2001. As discussed in
Note 12 - Goodwill and Other Intangible Assets to the Company's unaudited consolidated financial statements, Tricom benefited from the adoption of SFAS
142. Ceasing amortization of goodwill contributed $86,000 to the segment's after-tax profit in the second quarter of 2002 and $172,000 to the segment's year-to-date 2002 after-tax profits.

The trust, asset management and brokerage segment reported net interest income of $722,000 for the second quarter of 2002 and $186,000 for the same period last year. The net interest income reported is due to an increase in the segment's earning assets, primarily the interest-bearing brokerage customer receivables at WHI, as well as the net interest allocated to the segment from account balances on deposit at the Banks. This segment recorded non-interest income of $7.6 million for the second quarter of 2002 as compared to $523,000 for the same quarter of 2001, an increase of $7.1 million. The increase is attributable to the revenues from the Wayne Hummer Companies. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. The trust, asset management and brokerage segment's after-tax loss totaled $87,000 for the three-month period ended June 30, 2002, as compared to an after-tax loss of $108,000 for the same period of 2001. On a year-to-date basis, net interest income totaled $1.3 million for the first six months of 2002, an increase of $958,000, or 272%, as compared to the $352,000 recorded last year. Non-interest income increased $11.3 million to $12.3 million in the first six months of 2002. The increase is attributable to the revenues from the Wayne Hummer Companies. This segment's after-tax loss for the six months ended June 30, 2002, totaled $229,000, an improvement of $75,000, or 25%, as compared to the prior year loss of $304,000.

FINANCIAL CONDITION

Total assets were $3.22 billion at June 30, 2002, an increase of $897 million, or 39%, over $2.32 billion at June 30, 2001, and $514 million, or 38% on an annualized basis, over $2.71 billion at December 31, 2001. Growth at the newer Banks and branches along with market share increases at the more mature Banks and the addition of the Wayne Hummer Companies were the primary factors for the increases since year-end, adding $420 million and $94 million in total assets, respectively. Total funding, which includes retail deposits, wholesale borrowings and Long-term Debt-Trust Preferred Securities, was $2.93 billion at June 30, 2002, and increased $783 million, or 36%, over the June 30, 2001 reported amounts, and $400 million, or 32% on an annualized basis, since December 31, 2001. The increased funding was primarily utilized to fund growth in the loan portfolio of $522 million since June 30, 2001 and $290 million since year-end. See Notes 3-7 of the Company's unaudited consolidated financial statements on pages 6-8 for additional period-end detail.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

                                                    THREE MONTHS ENDED           Three Months Ended          Three Months Ended
                                                       JUNE 30, 2002               March 31, 2002               June 30, 2001
                                                ---------------------------- -------------------------------------------------------
  (Dollars in thousands)                            BALANCE       PERCENT        Balance       Percent      Balance       Percent
  -------------------------------------------------------------------------- -------------------------------------------------------
  Loans:
     Commercial and commercial real estate      $   1,059,413       38   %    $    982,902      38   %   $    754,170         37  %
     Home equity                                      304,674       11             274,076      11            191,661          9
     Residential real estate (1)                      161,663        6             168,443       6            150,532          7
     Premium finance receivables                      432,603       16             408,869      16            358,817         18
     Indirect auto loans                              183,209        6             184,993       7            189,168          9
     Tricom finance receivables                        18,436        1              18,153       1             18,753          1
     Other loans                                       58,970        2              64,366       2             72,595          4
                                                ---------------------------- -------------------------------------------------------
  Total loans, net of unearned income           $   2,218,968       80   %    $  2,101,802      81   %   $  1,735,696         85  %
  Liquidity management assets (2)                     484,483       17             458,922      17            302,848         15
  Other earning assets (3)                             71,100        3              44,920       2                 --         --
                                                ---------------------------- -------------------------------------------------------
    Total earning assets                        $   2,774,551      100   %    $  2,605,644     100   %   $  2,038,544        100  %
                                                ============================ =======================================================

    Total assets                                $   2,992,133                 $  2,805,594               $  2,214,280
                                                ================             ================            ===============

    Total earning assets to total assets                            93   %                      93   %                        92  %
                                                                ============                 ============               ============

------------------------------------------------------------

(1)  Includes mortgages held for sale
(2) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(3) Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the second quarter of 2002, increased $169 million, or 26% on an annualized basis, over the first quarter of 2002. The ratio of average earning assets as a percent of total average assets remained consistent at approximately 92% - 93% as of each reporting period date shown in the above table.

Loan growth continued to fuel the Company's earning asset growth in the second quarter of 2002. Total average loans increased by $117 million over the previous quarter. Commercial and commercial real estate loans grew on average by 31%, home equity by 45% and premium finance receivables by 23%, all on an annualized basis, over the first quarter of 2002.

Average earning assets for the second quarter of 2002, increased $736 million, or 36%, over the year-earlier second quarter. Average loans accounted for $483 million of the total average earning asset growth. Average other earning assets, comprising the trading account securities and brokerage customer receivables as a result of the acquisition of the Wayne Hummer Companies, contributed $71 million to total average earning asset growth.

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

WHI's customer financing and securities settlement activities require WHI to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, WHI may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. WHI attempts to control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, WHI establishes credit limits for such activities and monitors compliance on a daily basis.

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

                                                                     SIX MONTHS ENDED                    Six Months Ended
                                                                       JUNE 30, 2002                      June 30, 2001
                                                              --------------------------------    -------------------------------
  (Dollars in thousands)                                          BALANCE          PERCENT            Balance         Percent
  -------------------------------------------------------     -----------------  -------------    ----------------- -------------
  Loans:
      Commercial and commercial real estate                    $   1,021,374         38  %         $     709,066         36  %
      Home equity                                                    289,677         11                  186,969          9
      Residential real estate (1)                                    165,417          6                  145,243          7
      Premium finance receivables                                    421,224         15                  351,858         18
      Indirect auto loans                                            184,174          7                  192,557          9
      Tricom finance receivables                                      18,295          1                   18,681          1
      Other loans                                                     62,432          2                   69,935          4
                                                              -----------------  -------------    ----------------- -------------
  Total loans, net of unearned income                          $   2,162,593         80  %         $   1,674,309         84  %
  Liquidity management assets (2)                                    468,103         17                  310,887         16
  Other earning assets (3)                                            58,082          3                       --         --
                                                              -----------------  -------------    ----------------- -------------
    Total earning assets                                       $   2,688,778        100  %         $   1,985,196        100  %
                                                              =================  =============    ================= =============

    Total assets                                               $   2,897,465                       $   2,162,430
                                                              =================                   =================

    Total earning assets to total assets                                             93   %                              92   %
                                                                                 =============                      =============

------------------------------------------------------------

(1)  Includes mortgages held for sale.
(2) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(3) Other earning assets include brokerage customer receivables and trading account securities.


Average earning assets for the six months ended June 30, 2002 increased $704 million, or 35%, over the first six months of 2001. The ratio of year-to-date total average earning assets as a percent of year-to date total average assets remained stable at approximately 92% to 93% for each reporting period shown in the above table, consistent with this ratio on a quarterly basis. Loan growth has fueled the Company's year-to-date total earning asset growth in 2002. Total average loans increased by $488 million in the second quarter of 2002 over the previous quarter. Commercial and commercial real estate loans grew on average by 44%, home equity by 55% and premium finance receivables by 20% in the first six months of 2002 compared to the first six months of 2001.

DEPOSITS

Total average deposits for the second quarter of 2002 were $2.44 billion, an increase of $477 million, or 24%, over the second quarter of 2001 and an increase of $105 million, or 18% on an annualized basis, over the first quarter of 2002.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:


                                                  THREE MONTHS ENDED          Three Months Ended            Three Months Ended
                                                    JUNE 30, 2002               March 31, 2002                 June 30, 2001
                                             --------------------------------------------------------- -----------------------------
    (Dollars in thousands)                       BALANCE        PERCENT      Balance       Percent        Balance        Percent
  ------------------------------------------ --------------------------------------------------------- -----------------------------
     Non-interest bearing                     $     241,180       10  %   $    242,012        10  %    $    197,870           10 %
     NOW                                            286,013       12           285,756        12            178,766            9
     Money market                                   364,754       15           352,574        15            294,797           15
     Brokerage customer deposits                     14,631        1                --        --                 --          --
     Savings                                        130,247        5           128,410         6             92,449            5
     Time certificate of deposits                 1,407,602       57         1,330,648        57          1,203,898           61
                                             --------------------------------------------------------- -----------------------------
         Total deposits                       $   2,444,427      100  %   $  2,339,400       100  %    $  1,967,780          100 %
                                             ========================================================= =============================


The percentage mix of average deposits for the first quarter of 2002 was relatively consistent with the deposit mix as of the prior period dates presented. Growth in both the number of accounts and balances has been primarily the result of newer bank and branch growth, and continued marketing efforts at the more established Banks to create additional deposit market share.

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust has undertaken efforts to migrate funds from the money market mutual fund balances managed by Wayne Hummer Asset Management Company into deposit accounts of the Wintrust Banks ("Brokerage customer deposits" in table above). Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. As of June 30, 2002, $97.5 million had migrated into an insured bank deposit product at the various Banks. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds. As of July 31, 2002, a total of approximately $150 million was resident in this account and Wintrust estimates that approximately $200 to $300 million may migrate to the Banks by the end of 2002.



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

Average total interest-bearing funding, from sources other than deposits and including trust preferred securities, increased by $60 million in the second quarter of 2002 to $321 million, compared to the first quarter of 2002 average balance of $261 million. These funding sources increased by $223 million compared to the second quarter of 2001 average total balance of $98 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

                                                                                              Three Months Ended
                                                                          ----------------------------------------------------------
                                                                               JUNE 30,           March 31,            June 30,
    (In thousands)                                                               2002                2002                2001
  ----------------------------------------------------------------------- --------------------------------------- ------------------
     Notes payable                                                         $         66,323    $        55,384     $        31,048
     Federal Home Loan Bank advances                                                104,938             90,000                  --
     Federal funds purchased                                                         24,386              4,760                 121
     Securities sold under repurchase agreements                                     19,230             28,704              15,746
     Wayne Hummer Companies borrowings                                               49,648             28,628                  --
     Other                                                                            5,000              2,222                  --
     Long-term Debt - Trust Preferred Securities                                     51,050             51,050              51,050
                                                                          --------------------------------------- ------------------
       Total other funding sources                                         $        320,575    $       260,748     $        97,965
                                                                          ======================================= ==================

The Wayne Hummer Companies borrowings consist of demand obligations to third party banks primarily collateralized with customer assets at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations at rates approximating fed funds. The increase in the average balance in the second quarter of 2002 compared to the first quarter of 2002 is a result of the amounts being included in the Company's results for the full quarter.

During 2001, Wintrust initiated borrowing from the Federal Home Loan Bank ("FHLB"). The Company initially borrowed from the FHLB in the third and fourth quarters of 2001 and borrowed an additional $50 million in the second quarter of 2002 as part of the Company's interest rate risk management.

Other represents the Company's interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.


SHAREHOLDERS' EQUITY

Total shareholders' equity was $206.0 million at June 30, 2002 and increased $73.0 million since June 30, 2001 and $64.7 million since the end of 2001. The increase from year-end was the result of the Company's issuance of 762,742 shares, or $15.0 million, of its common stock in the acquisition of the Wayne Hummer Companies, issuance of 1,185,000 shares of common stock through a public offering completed in June 2002, realizing net proceeds in the second quarter of approximately $31.7 million, net income of $12.7 million, $5.4 million of proceeds from the issuance of the Company's common stock for stock options, warrants, employee stock purchase plan and director compensation plan, a $847,000 decrease in the unrealized loss on securities and derivative financial instruments offset by $875,000 of cash dividends paid on the Company's common stock. The annualized return on average equity for the six months ended June 30, 2002 increased to 15.85% as compared to 15.81% for the first six months of 2001.

On June 14, 2002 Wintrust announced the closing of an underwritten offering of 1,185,000 shares of common stock at a price of $28.70 per share. Wintrust sold all 1,185,000 shares of common stock. In connection with the offering, Wintrust granted the underwriters of the offering a 30-day over-allotment option to purchase up to an additional 177,750 shares, which was exercised and closed in July, 2002. Net proceeds to the Company, including the over-allotment option and after deducting the underwriting discount and estimated offering expenses, were approximately $36.5 million. The net proceeds of this offering will be used to increase the capital at our existing Banks, to pursue growth opportunities (internal, additional de novo locations and possible acquisitions) and for general corporate purposes.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

                                                                           JUNE 30,             December 31,           June 30,
                                                                             2002                   2001                 2001
                                                                      --------------------   -------------------   -----------------
   Leverage ratio                                                               7.8 %                 7.1 %                7.6 %
   Tier 1 risk-based capital ratio                                              8.6                   7.7                  8.3
   Total risk-based capital ratio                                               9.2                   8.5                  9.3
   Dividend payout ratio                                                        7.7                   7.4                  7.6
-------------------------------------------------------------------   --------------------------------------------------------------

                                                                            Minimum
                                                                            Capital              Adequately              Well
                                                                         Requirements           Capitalized           Capitalized
                                                                      --------------------   -------------------   -----------------
   Leverage ratio                                                               3.0 %                 4.0 %                5.0 %
   Tier 1 risk-based capital ratio                                              4.0                   4.0                  6.0
   Total risk-based capital ratio                                               8.0                   8.0                 10.0
-------------------------------------------------------------------   --------------------------------------------------------------

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position.

On January 24, 2002, Wintrust declared a semi-annual cash dividend of $0.06 per common share. Subsequent to the end of the second quarter, the Company declared a semi-annual cash dividend of $0.06 per common share, payable August 20, 2002 to shareholders of record on August 6, 2002. Both 2002 semi-annual dividends represent a 29% increase over the comparable dividends per share paid in 2001.

The Company has repurchased no shares of the Company's common stock since the third quarter of 2000.

ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for loan losses for the periods presented is shown below:

                                                                Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                       -------------------------------------- --------------------------------------
(Dollars in thousands)                                        2002               2001                 2002               2001
--------------------------------------------------------------------------------------------- --------------------------------------
BALANCE AT BEGINNING OF PERIOD                          $     14,697      $     11,067        $       13,686       $     10,433
PROVISION FOR LOAN LOSSES                                      2,483             2,264                 4,831              3,902

CHARGE-OFFS:
   Commercial and commercial real estate loans                   178               278                   403                375
   Home equity loans                                              --                --                    --                 --
   Residential real estate loans                                  --                13                    --                 13
   Consumer and other loans                                       73                10                   148                 20
   Premium finance receivables                                   977               836                 1,844              1,548
   Indirect automobile loans                                     187               203                   475                490
   Tricom finance receivables                                      9                --                     9                 --
                                                       ----------------   ---------------     -----------------    ---------------
     Total charge-offs                                         1,424             1,340                 2,879              2,446
                                                       ----------------   ---------------     -----------------    ---------------

RECOVERIES:
   Commercial and commercial real estate loans                   115                 2                   135                  4
   Home equity loans                                              --                --                    --                 --
   Residential real estate loans                                  --                --                    --                 --
   Consumer and other loans                                       12                --                    12                 --
   Premium finance receivables                                    66                83                   129                129
   Indirect automobile loans                                      40                35                    70                 89
   Tricom finance receivables                                     20                --                    25                 --
                                                       ----------------   ---------------     -----------------    ---------------
     Total recoveries                                            253               120                   371                222
                                                       ----------------   ---------------     -----------------    ---------------
NET CHARGE-OFFS                                                (1,171)           (1,220)               (2,508)            (2,224)
                                                       ----------------   ---------------                          ---------------
                                                                                              -----------------
BALANCE AT JUNE 30                                      $     16,009      $     12,111        $       16,009       $     12,111
                                                       ================   ===============     =================    ===============

Annualized net charge-offs as a percentage of average:
   Commercial and commercial real estate loans                  0.02   %          0.15   %              0.05   %           0.11   %
   Home equity loans                                              --                --                    --                 --
   Residential real estate loans                                  --              0.03                    --               0.02
   Consumer and other loans                                     0.41              0.06                  0.44               0.06
   Premium finance receivables                                  0.84              0.84                  0.82               0.81
   Indirect automobile loans                                    0.32              0.36                  0.44               0.42
   Tricom finance receivables                                   (0.24)              --                  (0.18)               --
                                                       -------------------------------------- --------------------------------------
     Total loans                                                0.21   %          0.28   %              0.24   %           0.27   %
                                                       ====================================== ======================================

Net  charge-offs  as a percentage of the provision for
loan losses                                                    47.16   %         53.89   %             51.91   %          57.00   %
                                                       ====================================== ======================================

Loans at June 30                                                                              $    2,308,945       $   1,787,257
                                                                                              ======================================
Allowance as a percentage of loans at period-end                                                        0.69   %            0.68  %
                                                                                              ======================================

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

The provision for loan losses totaled $2.5 million for the second quarter of 2002, an increase of $219,000 from a year earlier. For the quarter ended June 30, 2002, net charge-offs totaled $1.2 million, unchanged from the $1.2 million of net charge-offs recorded in the same period of 2001. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.21% in the second quarter of 2002 from 0.28% in the same period in 2001.

On a year-to-date basis, the provision for loan losses totaled $4.8 million for the first six months of 2002, an increase of $929,000 over the same period last year. Net charge-offs for the first six months of 2002 increased slightly to $2.5 million, a $284,000 or 13% increase over the $2.2 million recorded in the same period last year. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.24% for the first six months of 2002 from 0.27% in the first six months of 2001.

The allowance for loan losses is maintained at a level believed adequate by management to cover losses inherent in the portfolio and is based on an assessment of individual problem loans, actual and anticipated loss experience and other pertinent factors. The allowance for loan losses consists of an allocated and unallocated component. The Company reviews potential problem loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial, commercial real estate, residential real estate, home equity, premium finance receivables, indirect automobile, Tricom finance receivables and consumer. The reserve percentages applied to these loan groups attempts to account for the inherent risk in the portfolio based upon various factors including industry concentration, geographical concentrations, local and national economic indicators, levels of delinquencies, historical loss experience, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors. The unallocated portion of the allowance for loan losses reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Management believes the unallocated portion of the allowance for loan losses is necessary due to the imprecision inherent in estimating expected future credit losses. The amount of future additions to the allowance for loan losses will be dependent upon the economy, changes in real estate values, interest rates, the regulatory environment, the level of past-due and non-performing loans, and other factors. (See "Past Due Loans and Non-performing Assets" below).

The increase in the allowance for loan losses of $2.3 million from December 31, 2001 to June 30, 2002 is primarily related to growth in the commercial and commercial real estate portfolio of $126.5 million, or 25% on an annualized basis, growth in the premium finance receivables portfolio of $111.4 million, or 65% on an annualized basis, and the increase in potential problem loans. The allowance for loan losses as a percentage of total loans was 0.69% at June 30, 2002 compared to 0.68% at June 30, 2001. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio has declined by $354,000 from the prior year and the allocated loss has been reduced due to improvement in the delinquencies, underwriting standards and collection routines.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets as of the dates presented:

                                                                    JUNE 30,        March 31,       December 31,      June 30,
(Dollars in thousands)                                                2002             2002               2001          2001
--------------------------------------------------------------- ----------------- --------------- ----------------- -------------
PAST DUE GREATER THAN 90 DAYS AND STILL ACCRUING:
   Residential real estate and home equity                      $            16   $        136     $          168   $        389
   Commercial, consumer and other                                         1,055            208              1,059            866
   Premium finance receivables                                            2,141          1,582              2,402          2,982
   Indirect automobile loans                                                340            249                361            372
   Tricom finance receivables                                                --             --                 --             --
                                                                ----------------- --------------- ----------------- -------------
       Total past due greater than 90 days and still accruing             3,552          2,175              3,990          4,609
                                                                ----------------- --------------- ----------------- -------------

NON-ACCRUAL LOANS:
   Residential real estate and home equity                                  401           1,912             1,385            411
   Commercial, consumer and other                                         1,528             742             1,180            978
   Premium finance receivables                                            5,417           6,277             5,802          6,392
   Indirect automobile loans                                                163             266               496            274
   Tricom finance receivables                                               104             104               104            112
                                                                ----------------- --------------- ----------------- -------------
       Total non-accrual                                                  7,613           9,301             8,967          8,167
                                                                ----------------- --------------- ----------------- -------------

TOTAL NON-PERFORMING LOANS:
   Residential real estate and home equity                                  417           2,048             1,553            800
   Commercial, consumer and other                                         2,583             950             2,239          1,844
   Premium finance receivables                                            7,558           7,859             8,204          9,374
   Indirect automobile loans                                                503             515               857            646
   Tricom finance receivables                                               104             104               104            112
                                                                ----------------- --------------- ----------------- -------------
       Total non-performing loans                                        11,165          11,476            12,957         12,776
                                                                ----------------- --------------- ----------------- -------------
OTHER REAL ESTATE OWNED                                                     756             100               100            100
                                                                ----------------- --------------- ----------------- -------------
TOTAL NON-PERFORMING ASSETS                                     $        11,921   $      11,576    $       13,057   $     12,876
                                                                ================= =============== ================= =============
Total  non-performing  loans by  category  as a  percent  of its own  respective category:
   Residential real estate and home equity                                 0.09 %          0.48 %            0.39 %         0.23 %
   Commercial, consumer and other                                          0.22            0.08              0.21           0.21
   Premium finance receivables                                             1.64            1.90              2.36           2.71
   Indirect automobile loans                                               0.27            0.28              0.47           0.34
   Tricom finance receivables                                              0.54            0.59              0.57           0.67
                                                                ----------------- --------------- ----------------- --------------
        Total non-performing loans                                         0.48 %          0.53 %            0.64 %         0.71 %
                                                                ================= =============== ================= ==============

Total non-performing assets as a
   percentage of total assets                                              0.37 %          0.39 %            0.48 %         0.55 %
                                                                ================= =============== ================= ==============

Allowance for loan losses as a
   percentage of non-performing loans                                    143.39 %        128.07 %          105.63 %        94.79 %
                                                                ================= =============== ================= ==============

The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Residential Real Estate, Commercial, Consumer and Other Loans

Total non-performing loans for Wintrust's residential real estate, commercial, consumer and other loans were $3.0 million, unchanged from the $3.0 million reported at March 31, 2002, but down from the $3.8 million reported at December 31, 2001. These loans consist primarily of a small number of commercial, residential real estate and home equity loans, which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management to monitor the status of these credits and work with the borrowers to resolve these problems effectively.


Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of June 30, 2002 and 2001, and the amount of net charge-offs for the six months then ended.

(Dollars in thousands)                                                                   JUNE 30, 2002          June 30, 2001
----------------------------------------------------------------------------------   ---------------------- -----------------------
Non-performing premium finance receivables                                            $              7,558   $               9,374
   - as a percent of premium finance receivables                                                     1.64%                   2.71%

Net charge-offs of premium finance receivables                                        $              1,715   $               1,419
- annualized as a percent of premium finance  receivables                                            0.82%                   0.81%
----------------------------------------------------------------------------------   ---------------------- -----------------------


The improvement in the level of non-performing premium finance receivables since June 30, 2001 is indicative of actions taken by management. As noted in Wintrust's prior quarterly earnings releases in 2001, Wintrust has eliminated more than 1,300 relationships with certain insurance agents that were referring new business to our premium finance subsidiary that had relatively small balances and higher than normal delinquency rates. The business associated with those accounts has become a less significant percent of the entire portfolio and is nearly extinguished. Management continues to see progress in this portfolio and continues to expect the level of non-performing loans related to this portfolio to remain at relatively low levels.

The ratio of non-performing premium finance receivables fluctuates throughout the year due to the nature and timing of canceled account collections from insurance carriers. Due to the nature of collateral for premium finance receivables it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, the level of non-performing premium finance receivables is not necessarily indicative of the loss inherent in the portfolio. In the event of default Wintrust has the power to cancel the insurance policy and collect the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium. Management continues to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay-off the outstanding balance and contractual interest due.

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $503,000 at June 30, 2002, decreasing from $857,000 at December 31, 2001 and $646,000 at June 30, 2001. The ratio of these non-performing loans to total indirect automobile loans decreased to 0.27% of total indirect automobile loans at June 30, 2002 from 0.47% at December 31, 2001 and 0.34% at June 30, 2001. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total indirect automobile loans has decreased from 0.36% in the second quarter of 2001 to 0.32% in the second quarter of 2002. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to de-emphasize, in relation to other loan categories, growth in the indirect automobile loan portfolio. Indirect automobile loans at June 30, 2002 were $184 million, unchanged from December 31, 2001 but down $6 million, or 3% from June 30, 2001.

Potential Problem Loans

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system ("Watch List") as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. However, these loans which the Company defines as "potential problem loans", are still performing and, accordingly, are not included in non-performing loans.

Management's philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Watch List. As evidence of this conservative posture, over 75% of all loans identified as potential problem loans were current as to principal and interest at June 30, 2002.

Examples of these potential problem loans include certain loans that are in a past-due status, loans with borrowers that have recent adverse operating cash flow or balance sheet trends, or loans with general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. Management's review of the total loan portfolio to identify loans where there is concern that the borrower might not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. The principal amount of potential problem loans as of June 30, 2002 and December 31, 2001 was approximately $48.8 million and $23.8 million, respectively. In excess of $38 million of the potential problem loans as of June 30, 2002 were current as to principal and interest payments and, accordingly, we believe the loans identified as potential problem loans to quite conservative in nature. The increase in potential problem loans relates primarily to a few larger credits that management believes have no current loss exposure but for which additional proactive monitoring is prudent given the current economic and business climate.


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

Please refer to the Interest-Earning Assets, Deposits, Other Funding Sources and Shareholders' Equity discussions on pages 29-33 for additional information regarding the Company's liquidity position.



INFLATION

A banking organization's assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company's asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See "Quantitative and Qualitative Disclosure About Market Risks" beginning on page 40.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or the acquisition of banks, specialty finance or fee-related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of June 30, 2002, the Company had $125 million notional principal amount of interest rate cap contracts outstanding that mature between July 2002 and February 2003. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products. Additionally, during 2001, the Company entered into a $25 million notional principal amount interest rate swap contract that matures in February 2004. This contract effectively converts a portion of the Company's floating-rate notes payable to a fixed-rate basis, thus reducing the impact of rising interest rates on future interest expense.

During the first six months of 2002, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions are designed to increase the total return associated with holding these securities as earning assets and are not used to manage exposure to changing market interest rates. However, the Company's exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no call options outstanding as of June 30, 2002.

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

Standard gap analysis starts with contractual repricing information for assets, liabilities and derivative financial instruments. These items are then combined with repricing estimations for administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets, other liabilities. The following table illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as of June 30, 2002:

                                                                                TIME TO MATURITY OR REPRICING
                                                          -----------------------------------------------------------------------
                                                                0-90          91-365          1-5         Over 5
(Dollars in thousands)                                          Days           Days          Years         Years         Total
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Liquidity management assets                                  $ 263,225      $  64,508      $ 95,263      $ 156,469     $ 579,465
Loans, net of unearned income (1)                            1,390,909        435,528       469,743         40,500     2,336,680
Other earning assets                                            73,462             --            --             --        73,462
                                                          -----------------------------------------------------------------------
   Total earning assets                                      1,727,596        500,036       565,006        196,969     2,989,607
Other non-earning assets                                            --             --            --        229,793       229,793
                                                          -----------------------------------------------------------------------
   Total assets (RSA)                                      $ 1,727,596      $ 500,036      $565,006      $ 426,762   $ 3,219,400
                                                          =======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits (2)                              $ 1,300,164      $ 648,508      $385,819       $ 16,718   $ 2,351,209
Federal Home Loan Bank advances                                     --             --       115,000         25,000       140,000
Notes payable and other borrowings                             130,362             --            --             --       130,362
Long-term Debt - Trust Preferred Securities                         --             --            --         51,050        51,050
                                                          -----------------------------------------------------------------------
   Total interest-bearing liabilities
Demand deposits                                                     --             --            --        257,298       257,298
Other liabilities                                                   --             --            --         83,482        83,482
Shareholders' equity                                                --             --            --        205,999       205,999

EFFECT OF DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swap (Company pays fixed, receives floating)    (25,000)             --        25,000             --            --
                                                          -----------------------------------------------------------------------
   Total liabilities and shareholders' equity including
    effect of derivative financial instruments (RSL)       $ 1,405,526      $ 648,508      $525,819      $ 639,547   $ 3,219,400
                                                          =======================================================================

Repricing gap (RSA - RSL)                                    $ 322,070     $ (148,472)     $ 39,187     $(212,785)
Cumulative repricing gap                                     $ 322,070      $ 173,598      $212,785          $  --

Cumulative RSA/Cumulative RSL                                       123%           108%          108%
Cumulative RSA/Total assets                                          54%            69%           87%
Cumulative RSL/Total assets                                          44%            64%           80%

Cumulative GAP/Total assets                                          10%             5%            7%
Cumulative GAP/Cumulative RSA                                        19%             8%            8%
---------------------------------------------------------------------------------------------------------------------------------

(1) Loans, net of unearned income includes mortgages held for sale and nonaccrual loans.
(2)  Non-contractual   interest-bearing   deposits   are  subject  to  immediate
     withdrawal and, therefore, are included in 0-90 days.

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

Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an immediate permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates as of the dates shown is as follows:

                                                                                                   + 200 BASIS         - 200 BASIS
                                                                                                      POINTS              POINTS
                                                                                                  ---------------     --------------
Percentage change in net interest income due to an immediate permanent 200 basis point parallel shift in the yield curve: (1)
         JUNE 30, 2002                                                                                  7.4    %           (16.4)  %
         December 31, 2001                                                                              7.2    %           (11.4)  %
         June 30, 2001                                                                                  4.7    %            (7.0)  %

-------------------------------------------------------------------------------------------------

(1) The June 30, 2002 and the December 31, 2001 200 basis point immediate permanent downward parallel shift in the yield curve impacted a majority of rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits may already be at their floor, or reprice significantly less than 200 basis points. This caused the results in a 200 basis point immediate permanent downward parallel shift in the yield curve, to reflect a larger decrease in net interest income at June 30, 2002 and December 31, 2001 compared to June 30, 2001.


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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Annual Meeting of Shareholders was held on May 23, 2002.

(b) At the Annual Meeting of Shareholders, the following matters were submitted to and approved by a vote of the shareholders:

(1) The election of eight Class III directors to the Board of Directors to hold office for a three-year term expiring in 2005.

                                                                             Votes               Withheld
             Director Nominees                                                For                Authority
             ------------------------------------------------------     -----------------     ----------------
             Joseph Alaimo                                                 13,771,661                 275,568
             Peter D. Crist                                                13,777,966                 269,263
             Philip W. Hummer                                              13,775,917                 271,312
             John S. Lillard                                               13,776,217                 271,012
             Hollis W. Rademacher                                          13,777,123                 270,106
             John N. Schaper                                               13,694,928                 352,301
             John J. Schornack                                             13,773,270                 273,959
             Larry V. Wright                                               13,777,072                 270,187

     All director nominees were re-elected at the Annual Meeting. The following directors continued to serve after the Annual Meeting:

             Continuing Director                                          Term Expires
             ------------------------------------------------------     -----------------
             James B. McCarthy                                                2003
             Raymond L. Kratzer                                               2003
             Dorothy M. Mueller                                               2003
             Thomas J. Neis                                                   2003
             Penelope J. Randel                                               2003
             J. Christopher Reyes                                             2003
             Peter R. Rusin                                                   2003
             Edward J. Wehmer                                                 2003
             Bruce K. Crowther                                                2004
             Bert A. Getz, Jr.                                                2004
             William C. Graft                                                 2004
             Marguerite Savard McKenna                                        2004
             Albin F. Moschner                                                2004
             Christopher J. Perry                                             2004
             Ingird S. Stafford                                               2004
             Katharine V. Sylvester                                           2004

(2) A proposal to amend the Wintrust Financial Corporation 1997 Stock Incentive Plan to increase the number of shares authorized under the Plan.

            Votes For             Votes Against                Abstentions
      -------------------- ---------------------------  ------------------------
            8,242,833               3,272,449                     64,231




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

99.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.
    --------------------

- Form 8-K report dated April 19, 2002, filed with the SEC on May 3, 2002, provided the Company's first quarter 2002 earnings release dated April 19, 2002 and included a copy of the Company's letter to shareholders mailed in May 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)


Date: August 14, 2002                        /s/ EDWARD J. WEHMER
                                             -----------------------------------
                                             President & Chief Executive Officer



Date: August 14, 2002                        /s/ DAVID A. DYKSTRA
                                             -----------------------------------
                                             Senior Executive Vice President
                                             Chief Operating Officer &
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Date: August 14, 2002                        /s/ DAVID L. STOEHR
                                             -----------------------------------
                                             Senior Vice President - Finance
                                             (Principal Accounting Officer)

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

99.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.