Form 10-Q
period 2002-09-30
WINTRUST FINANCIAL CORP
filed 2002-11-12
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

Common Stock - no par value, 17,179,145 shares, as of November 4, 2002.

                                TABLE OF CONTENTS



                        PART I. -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.   Financial Statements.________________________________________     1-15

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations. _________________________________    16-39

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risks.     40-42

ITEM 4.   Controls and Procedures. ____________________________________       42




                          PART II. -- OTHER INFORMATION


ITEM 1.   Legal Proceedings. __________________________________________       43

ITEM 2.   Changes in Securities and Use of Proceeds.___________________       43

ITEM 3.   Defaults Upon Senior Securities. ____________________________       43

ITEM 4.   Submission of Matters to a Vote of Security Holders. ________       43

ITEM 5.   Other Information. __________________________________________       43

ITEM 6.   Exhibits and Reports on Form 8-K. ___________________________    43-44



          Signatures __________________________________________________       45

          Certifications_______________________________________________    46-48

          Exhibit Index _______________________________________________       49

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                                (UNAUDITED)                           (Unaudited)
                                                                               SEPTEMBER 30,         December 31,     September30,
(In thousands)                                                                     2002                 2001              2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $       88,535     $         71,575   $       56,169
Federal funds sold and securities purchased under resale agreements                 303,560               51,955          184,632
Interest-bearing deposits with banks                                                  1,591                  692              156
Available-for-sale securities, at fair value                                        371,684              385,350          296,442
Trading account securities                                                            5,964                   --               --
Brokerage customer receivables                                                       44,222                   --               --
Mortgage loans held-for-sale                                                         58,237               42,904           23,923
Loans, net of unearned income                                                     2,483,892            2,018,479        1,823,801
    Less: Allowance for loan losses                                                  17,199               13,686           13,094
----------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                     2,466,693            2,004,793        1,810,707
Premises and equipment, net                                                         117,299               99,132           94,958
Accrued interest receivable and other assets                                         92,518               38,936           38,155
Goodwill                                                                             25,220                9,976           10,128
Other intangible assets                                                               1,252                  109              126
----------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                             $    3,576,775     $      2,705,422   $    2,515,396
==================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                       $      281,204     $        254,269   $      209,276
  Interest bearing                                                                2,690,281            2,060,367        1,975,033
----------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                               2,971,485            2,314,636        2,184,309


Notes payable                                                                        63,625               46,575           33,000

Federal Home Loan Bank advances                                                     140,000               90,000           30,000

Other borrowings                                                                     49,245               28,074           38,358

Long-term debt - trust preferred securities                                          51,050               51,050           51,050
Accrued interest payable and other liabilities                                       83,342               33,809           40,655
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                             3,358,747            2,564,144        2,377,372
----------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                        --                   --               --
  Common stock                                                                       17,148               14,532           14,510
  Surplus                                                                           152,557               97,956           97,699
  Common stock warrants                                                                  96                   99               99
  Treasury stock, at cost                                                                --                   --               --
  Retained earnings                                                                  49,045               30,995           25,831
  Accumulated other comprehensive loss                                                 (818)              (2,304)            (115)
----------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      218,028              141,278          138,024
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                               $    3,576,775     $      2,705,422   $    2,515,396
==================================================================================================================================
 See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                      ----------------------------------------------------------
(In thousands, except per share data)                                    2002           2001            2002          2001
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                          $    41,398  $      38,425   $     116,425 $      112,830
  Interest bearing deposits with banks                                          9              1              17              4
  Federal funds sold and securities purchased under resale agreements         713          1,413           1,211          3,731
  Securities                                                                4,829          2,690          14,540          9,136
  Trading account securities                                                   42             --             122             --
  Brokerage customer receivables                                              554             --           1,739             --
--------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                 47,545         42,529         134,054        125,701
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                     18,449         21,290          51,709         64,885
  Interest on Federal Home Loan Bank advances                               1,490            265           3,465            265
  Interest on notes payable and other borrowings                              904            557           3,017          2,267
  Interest on long-term debt - trust preferred securities                   1,287          1,287           3,863          3,863
--------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                22,130         23,399          62,054         71,280
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                        25,415         19,130          72,000         54,421
Provision for loan losses                                                   2,504          2,100           7,335          6,002
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        22,911         17,030          64,665         48,419
--------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Trust, asset management and brokerage fees                                6,725            486          18,726          1,459
  Fees on mortgage loans sold                                               3,794          1,725           7,745          5,197
  Service charges on deposit accounts                                         798            637           2,289          1,790
  Gain on sale of premium finance receivables                                 656          1,265           2,250          3,656
  Administrative services revenue                                             941            995           2,694          3,137
  Net securities gains (losses)                                               196           (57)              43            315
  Other                                                                     2,847          2,050           8,733          5,788
--------------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                             15,957          7,101          42,480         21,342
--------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                           16,863          9,031          45,625         26,244
  Occupancy, net                                                            1,700          1,238           4,853          3,660
  Equipment expense                                                         1,760          1,561           5,286          4,627
  Data processing                                                           1,073            860           3,129          2,512
  Advertising and marketing                                                   596            411           1,653          1,144
  Professional fees                                                           737            459           2,033          1,524
  Amortization of goodwill                                                     --            152              --            465
  Amortization of other intangibles                                           120             17             237             51
  Other                                                                     5,095          2,610          13,713          8,365
--------------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                            27,944         16,339          76,529         48,592
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect of accounting change             10,924          7,792          30,616         21,169
Income tax expense                                                          3,640          2,784          10,663          7,640
--------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                        7,284          5,008          19,953         13,529
Cumulative effect of change in accounting for derivatives, net of tax          --             --             --            (254)
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $     7,284  $       5,008   $      19,953 $       13,275
================================================================================================================================
BASIC EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                $      0.43  $        0.35   $        1.24 $         1.01
  Cumulative effect of accounting change, net of tax                           --             --             --           (0.02)
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - BASIC                                   $      0.43  $        0.35   $        1.24 $         0.99
================================================================================================================================
DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                $      0.40  $        0.32   $        1.16 $         0.95
  Cumulative effect of accounting change, net of tax                           --             --             --          (0.02)
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - DILUTED                                 $      0.40  $        0.32   $        1.16 $         0.93
================================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                              $     0.060  $       0.047   $       0.120 $        0.093
================================================================================================================================
Weighted average common shares outstanding                                 17,114         14,493          16,047         13,470
Dilutive potential common shares                                            1,198            957           1,089            744
--------------------------------------------------------------------------------------------------------------------------------
Average common shares and dilutive common shares                           18,312         15,450          17,136         14,214
================================================================================================================================
 See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                                                      COMPRE-
                                        COMPRE-                       COMMON                          HENSIVE         TOTAL
                                        HENSIVE    COMMON             STOCK    TREASURY    RETAINED   INCOME      SHAREHOLDERS'
 (In thousands)                          INCOME    STOCK    SURPLUS  WARRANTS   STOCK      EARNINGS   (LOSS)         EQUITY
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000                     $ 13,285   $79,282  $   100  $ (3,863)   $ 13,835    $   (363)     $  102,276

 Comprehensive income:
 Net income                             $13,275         --        --       --        --      13,275         --           13,275
 Other comprehensive income, net of tax:
  Unrealized gains on securities, net                                                                      748              748
  of reclassification adjustment            748         --        --       --        --          --
  Unrealized losses on derivative
    instruments                            (500)        --        --       --        --          --       (500)            (500)
                                      -----------
 Comprehensive income                   $13,523

 Cash dividends declared on
  common stock                                          --        --       --        --      (1,279)        --           (1,279)
 Common stock issued for:
   New issuance, net of costs                        1,125    17,244       --     3,863          --         --           22,232
   Employee stock purchase plan                          7       148       --        --          --         --              155
   Exercise of common stock warrants                     1        11       (1)       --          --         --               11
   Exercise of stock options                            92     1,014       --        --          --         --            1,106
---------------------------------------          ---------------------------------------------------------------------------------
 Balance at September 30, 2001                    $ 14,510   $97,699   $   99     $  --    $ 25,831    $  (115)       $  138,024
=======================================          =================================================================================

 BALANCE AT DECEMBER 31, 2001                     $ 14,532   $97,956   $   99     $  --    $ 30,995    $(2,304)       $  141,278

 COMPREHENSIVE INCOME:
 NET INCOME                            $ 19,953         --        --       --        --      19,953         --           19,953
 OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  UNREALIZED GAINS ON SECURITIES, NET
    OF RECLASSIFICATION ADJUSTMENT        1,810         --        --       --        --          --      1,810            1,810
  UNREALIZED LOSSES ON DERIVATIVE
    INSTRUMENTS                            (324)        --        --       --        --          --      (324)             (324)
                                      -----------
 COMPREHENSIVE INCOME                  $ 21,439

 CASH DIVIDENDS DECLARED ON                                                                  (1,903)                      (1,903)
  COMMON STOCK                                          --        --       --        --                     --
 PURCHASE OF FRACTIONAL SHARES                                                                                               (10)
  RESULTING FROM STOCK SPLIT                            --       (10)      --        --          --         --
 COMMON STOCK ISSUED FOR:
   NEW ISSUANCE, NET OF COSTS                        1,363    35,149       --        --          --         --           36,512
   ACQUISITION OF THE WAYNE HUMMER
     COMPANIES                                         763    14,237       --        --          --         --           15,000
    DIRECTOR COMPENSATION PLAN                           3        64       --        --          --         --               67
    EMPLOYEE STOCK PURCHASE PLAN                         7       357       --        --          --         --              364
    EXERCISE OF COMMON STOCK WARRANTS                    3        27       (3)       --          --         --               27
    EXERCISE OF STOCK OPTIONS                          477     4,777       --        --          --         --            5,254
---------------------------------------          ---------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2002                     $17,148 $ 152,557   $   96     $  --     $49,045     $(818)         $218,028
=======================================          =================================================================================

                                                                                                 Nine Months Ended September 30,
                                                                                               -----------------------------------
                                                                                                     2002               2001
                                                                                               ------------------   --------------
 Disclosure of reclassification amount and income tax impact:
 Unrealized holding gains on available for sale securities during the period, net                $       2,822    $       1,496
 Unrealized holding losses on derivative instruments arising during the period                            (499)            (769)
 Less:  Reclassification adjustment for gains included in net income, net                                   43              315
 Less:  Income tax  expense                                                                                794              164
                                                                                               ------------------ ----------------
 Net unrealized gains on available-for-sale securities and derivative instruments                $       1,486    $         248
                                                                                               ================== ================
See accompanying notes to unaudited consolidated financial statements.


WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                      Nine Months Ended
                                                                                                           September 30,
  ----------------------------------------------------------------------------------------------------------------------------------
   (In thousands)                                                                                    2002                 2001
  ----------------------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES:
     Net income                                                                             $           19,953   $          13,275
     Adjustments  to reconcile  net income to net cash provided by, or used for, operating activities:
        Cumulative effect of accounting change                                                              --                 254
        Provision for loan losses                                                                        7,335               6,002
        Depreciation and amortization                                                                    6,402               5,921
        Net decrease in deferred income taxes                                                              319                 604
        Tax benefit from exercises of stock options                                                      2,684                 275
        Net amortization (accretion) of securities                                                       2,585                (974)
        Originations of mortgage loans held for sale                                                  (645,300)           (357,716)
        Proceeds from sales of mortgage loans held for sale                                            629,967             344,217
        Net (increase) decrease in trading securities                                                   (1,153)                 16
        Net decrease in brokerage customer receivables                                                  18,760                  --
        Gain on sale of premium finance receivables                                                     (2,250)             (3,656)
        Gain on sale of available-for-sale securities, net                                                 (43)               (315)
        Loss (gain) on sale of premises and equipment, net                                                   4                (198)
        Increase in accrued interest receivable and other assets, net                                   (6,860)             (5,060)
        Increase (decrease) in accrued interest payable and other liabilities, net                      28,235             (10,873)
  ----------------------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                     $           60,638   $          (8,228)
  ----------------------------------------------------------------------------------------------------------------------------------

  INVESTING ACTIVITIES:
     Proceeds from maturities of available-for-sale securities                              $          397,919   $         222,181
     Proceeds from sales of available-for-sale securities                                            2,535,853           1,174,424
     Purchases of available-for-sale securities                                                     (2,919,618)         (1,497,514)
     Proceeds from sales of premium finance receivables                                                222,410             186,558
     Cash paid for  the Wayne Hummer Companies, net of cash received                                    (8,225)                 --
     Net (increase) decrease in interest-bearing deposits with banks                                      (607)                 26
     Net increase in loans                                                                            (690,151)           (462,692)
     Purchase of Bank Owned Life Insurance                                                             (41,144)                 --
     Purchase of premises and equipment, net                                                           (23,491)            (13,835)
  ----------------------------------------------------------------------------------------------------------------------------------
  NET CASH USED FOR INVESTING ACTIVITIES                                                    $         (527,054)  $        (390,852)
  ----------------------------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES:
     Increase in deposit accounts                                                           $          656,849   $         357,733
     Decrease in other borrowings, net                                                                 (26,478)             (5,281)
     Increase in notes payable, net                                                                     17,050               5,425
     Proceeds from Federal Home Loan Bank advances                                                      50,000              30,000
     Issuance of common shares, net of issuance costs                                                   36,512              22,232
     Issuance of common shares from stock options, employee stock purchase plan, common
        stock warrants and cash for stock split fractional shares, net                                   2,951                 997
     Dividends paid                                                                                     (1,903)             (1,279)
  ----------------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 $          734,981   $         409,827
  ----------------------------------------------------------------------------------------------------------------------------------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 $          268,565   $          10,747
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          $          123,530   $         230,054
  ----------------------------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $          392,095   $         240,801
  ==================================================================================================================================

  Supplemental disclosure of cash flow information:
   Acquisition of the Wayne Hummer Companies:
      Fair value of assets acquired, including cash and cash equivalents                   $           76,055   $              --
      Value ascribed to intangibles                                                                    16,624                  --
      Liabilities assumed                                                                              63,577                  --

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

As of September 30, 2002, Wintrust had seven wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank") and Northbrook Bank & Trust Company ("Northbrook Bank").

The Company provides loans to businesses to finance the insurance premiums they pay on their commercial insurance policies ("premium finance receivables") on a national basis, through First Insurance Funding Corporation ("FIFC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. Wintrust, through Tricom, Inc. of Milwaukee ("Tricom"), also provides short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to the temporary staffing industry, with clients located throughout the United States. Tricom is a wholly-owned subsidiary of Hinsdale Bank. The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. ("WHTC"), formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC ("WHI") is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments LLC ("Focused") is a broker-dealer that provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company ("WHAMC") provides money management services and advisory services to individuals and institutions, municipal and tax-exempt organizations, as well as four proprietary mutual funds in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. Collectively WHI, WHAMC and Focused are referred to as the "Wayne Hummer Companies" or "WHC". Wintrust Information Technology Services Company provides information technology support, item capture and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

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


(3) AVAILABLE-FOR-SALE SECURITIES
    -----------------------------

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

                                                 SEPTEMBER 30, 2002           December 31, 2001             September 30, 2001
                                          ------------------------------------------------------------ -----------------------------
                                            AMORTIZED          FAIR        Amortized        Fair         Amortized         Fair
    (In thousands)                             COST           VALUE          Cost          Value            Cost          Value
  ------------------------------------------------------- -------------------------------------------- -----------------------------

    U.S. Treasury                          $      2,563    $      2,573   $    3,045    $     3,048      $   26,043    $    26,043
    U.S. Government agencies                    202,812         203,647      151,911        152,185          80,881         81,030
    Municipal                                     8,045           8,228        6,507          6,686           5,638          5,872
    Corporate notes and other                    76,278          74,565       26,691         25,895          56,590         56,657
    Mortgage-backed                              62,830          63,497      184,483        181,425         110,483        111,163
    Federal Reserve/FHLB Stock
     and other equity securities                 19,048         19,174        15,384         16,111          15,109         15,677
                                          --------------- -------------------------------------------- -----------------------------
      Total available-for-sale securities  $    371,576    $    371,684   $  388,021    $   385,350      $  294,744    $   296,442
                                          --------------- -------------------------------------------- -----------------------------


(4) LOANS
    -----

The following table is a summary of the loan portfolio as of the dates shown:

                                                                  SEPTEMBER 30,           December 31,          September 30,
  (Dollars in thousands)                                               2002                   2001                   2001
-------------------------------------------------------------  ---------------------  ---------------------  ---------------------
  BALANCE:
  Commercial and commercial real estate                        $        1,250,348     $        1,007,580     $          847,838
  Home equity                                                             350,422                261,049                236,446
  Residential real estate                                                 151,193                140,041                132,809
  Premium finance receivables                                             470,470                348,163                335,742
  Indirect auto loans                                                     184,665                184,209                191,208
  Tricom finance receivables                                               20,981                 18,280                 19,244
  Consumer and other loans                                                 55,813                 59,157                 60,514
                                                               ---------------------  ---------------------  ---------------------
    Total loans, net of unearned income                        $        2,483,892     $        2,018,479     $        1,823,801
                                                               =====================  =====================  =====================
  MIX:
  Commercial and commercial real estate                                        50  %                  50  %                  47  %
  Home equity                                                                  14                     13                     13
  Residential real estate                                                       6                      7                      7
  Premium finance receivables                                                  19                     17                     18
  Indirect auto loans                                                           8                      9                     11
  Tricom finance receivables                                                    1                      1                      1
  Other loans                                                                   2                      3                      3
                                                               ---------------------  ---------------------  ---------------------
    Total loans, net of unearned income                                       100  %                 100  %                 100  %
                                                               =====================  =====================  =====================


Included in loans as of September 30, 2002 is an aggregate of $1.7 million of loans to the Company's Chief Executive Officer and Chief Operating Officer secured by 172,500 shares of the Company's common stock. The total maximum available to be borrowed under these loan arrangements is $1.7 million. The loans are full recourse to the borrowers.

(5) DEPOSITS
    --------

  The following is a summary of deposits as of the dates shown:

                                                                 SEPTEMBER 30,             December 31,           September 30,
    (Dollars in thousands)                                            2002                     2001                   2001
------------------------------------------------------------- ---------------------   --------------------   --------------------
    BALANCE:
     Non-interest bearing                                     $          281,204      $         254,269       $        209,276
     NOW                                                                 360,583                286,860                246,319
     Brokerage customer deposits                                         179,796                     --                     --
     Money market                                                        381,593                335,881                311,336
     Savings                                                             135,958                132,514                128,697
     Time certificate of deposits                                      1,632,351              1,305,112              1,288,681
                                                              ---------------------   --------------------   --------------------
         Total deposits                                       $        2,971,485      $       2,314,636       $      2,184,309
                                                              ---------------------   --------------------   --------------------
    MIX:
     Non-interest bearing                                                      9  %                  11  %                  10  %
     NOW                                                                      12                     12                     11
     Brokerage customer deposits                                               6                     --                     --
     Money market                                                             13                     15                     14
     Savings                                                                   5                      6                      6
     Time certificate of deposits                                             55                     56                     59
                                                              ---------------------   --------------------   --------------------
         Total deposits                                                      100  %                 100  %                 100  %
                                                              =====================   ====================   ====================

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust has undertaken an effort to migrate funds from the money market mutual fund balances managed by WHAMC into deposit accounts of the Wintrust Banks. Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. As of September 30, 2002, $180 million had migrated into an insured bank deposit product at the various Banks. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC-insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds. As of October 31, 2002, a total of approximately $195 million was resident in this account and Wintrust estimates that approximately $200 to $300 million will migrate to the Banks by the end of 2002.

(6) NOTES PAYABLE, FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:
    -------------------------------------------------------------------

The following is a summary of notes payable, Federal Home Loan Bank advances and other borrowings as of the dates shown:


                                                                             SEPTEMBER 30,       December 31,        September 30,
    (In thousands)                                                               2002                2001                2001
  ----------------------------------------------------------------------- --------------------------------------- ------------------

     Notes payable                                                         $         63,625    $        46,575     $        33,000
     Federal Home Loan Bank advances                                                140,000             90,000              30,000
     Other borrowings:
       Federal funds purchased                                                           --             11,800              22,500
       Securities sold under repurchase agreements                                   19,064             16,274              15,858
       Wayne Hummer Companies borrowings                                             25,181                 --                  --
       Other                                                                          5,000                 --                  --
                                                                          --------------------------------------- ------------------
         Total other borrowings                                            $         49,245    $        28,074     $        38,358
                                                                          --------------------------------------- ------------------
           Total notes payable, Federal Home Loan Bank advances and
           other borrowings                                                $        252,870    $       164,649     $       101,358
                                                                          ======================================= ==================


The Wayne Hummer Companies borrowings consists of collateralized demand obligations to third party banks at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations at rates approximating fed funds. Other represents the Company's interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies. Please see Note 11 - Business Combinations for further discussion.

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

The composition of the Trust Preferred Securities as of September 30, 2002 (Dollars in thousands):

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
                                 ===============

The Company has guaranteed the payment of distributions on and payments upon liquidation or redemption of the Trust Preferred Securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the Trust Preferred Securities. Subject to certain limitations, the Company has the right to defer payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures of the Trusts are redeemable in whole or in part prior to maturity at any time after the date shown above, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. Interest expense on the Trust Preferred Securities is deductible for tax purposes.


(8) EARNINGS PER SHARE
    ------------------

The following table shows the computation of basic and diluted earnings per share for the periods shown:

                                                                      For the Three Months               For the Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                                ---------------------------------  ---------------------------------
(In thousands, except per share data)                                2002              2001             2002              2001
--------------------------------------------------------------  ---------------   ---------------  ----------------  ---------------
Net Income                                                       $      7,284      $      5,008     $      19,953     $    13,275
                                                                ===============   ===============  ================  ===============
Average common shares outstanding                                      17,114            14,493            16,047          13,470
Effect of dilutive common shares                                        1,198               957             1,089             744
                                                                ---------------   ---------------  ----------------  ---------------
Weighted average common shares and
   effect of dilutive common shares                                    18,312            15,450            17,136          14,214
                                                                ---------------   ---------------  ----------------  ---------------

Net income per average common share:
Basic                                                            $       0.43      $       0.35     $        1.24     $      0.99
                                                                ---------------   ---------------  ----------------  ---------------
Diluted                                                          $       0.40      $       0.32     $        1.16     $      0.93
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

                                                            Three Months Ended
                                                              September 30,

                                                  ---------------------------------------    $ Change in          % Change in
  (Dollars in thousands)                                2002                 2001            Contribution        Contribution
  ----------------------------------------------- ------------------   ------------------ ------------------- ----------------------
  NET INTEREST INCOME:
  Banking                                          $        22,620      $        17,936    $          4,684                26.1   %
  Premium finance                                            8,614                6,909               1,705                24.7
  Indirect auto                                              2,025                1,807                 218                12.1
  Tricom                                                     1,193                  976                 217                22.2
  Trust, asset management and brokerage                      1,249                  188               1,061                 N/M
  Inter-segment eliminations                                (8,433)              (7,019)             (1,414)              (20.2)
  Other                                                     (1,853)              (1,667)               (186)              (11.2)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total net interest income                      $        25,415      $        19,130    $          6,285                32.9   %
                                                  ------------------   ------------------ ------------------- ----------------------

  NON-INTEREST INCOME:
  Banking                                          $         7,387      $         4,495    $          2,892                64.3   %
  Premium finance                                              656                1,265                (609)              (48.1)
  Indirect auto                                                 17                    1                  16                 N/M
  Tricom                                                       940                  995                 (55)               (5.5)
  Trust, asset management and brokerage                      7,092                  486               6,606                 N/M
  Inter-segment eliminations                                  (135)                (141)                  6                 4.3
  Other                                                        --                    --                  --                  --
                                                  ------------------   ------------------ ------------------- ----------------------
    Total non-interest income                      $        15,957      $         7,101    $          8,856               124.7   %
                                                  ------------------   ------------------ ------------------- ----------------------

  SEGMENT PROFIT (LOSS):
  Banking                                          $         7,849      $         5,427          $    2,422                44.6   %
  Premium finance                                            3,415                2,860                 555                19.4
  Indirect auto                                                916                  626                 290                46.3
  Tricom                                                       466                  317                 149                47.0
  Trust, asset management and brokerage                         35                 (114)                149               130.7
  Inter-segment eliminations                                (3,522)              (2,610)               (912)              (34.9)
  Other                                                     (1,875)              (1,498)               (377)              (25.2)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment profit                           $         7,284      $         5,008    $          2,276                45.4   %
                                                  ------------------   ------------------ ------------------- ----------------------

  SEGMENT ASSETS:
  Banking                                          $     3,476,454      $     2,496,020         $   980,434                39.3   %
  Premium finance                                          513,770              375,397             138,373                36.9
  Indirect auto                                            190,680              198,676              (7,996)               (4.0)
  Tricom                                                    32,714               29,954               2,760                 9.2
  Trust, asset management and brokerage                     81,604                5,423              76,181                 N/M
  Inter-segment eliminations                              (727,812)            (598,457)           (129,355)              (21.6)
  Other                                                      9,365                8,383                 982                11.7
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment assets                           $     3,576,775      $     2,515,396        $  1,061,379                42.2   %
                                                  ------------------   ------------------ ------------------- ----------------------

  N/M = not meaningful

The following table presents a summary of certain operating information for each reportable segment for nine months ended for the periods shown:

                                                            Nine Months Ended
                                                              September 30,
                                                                                             $ Change in          % Change in
                                                  ---------------------------------------
  (Dollars in thousands)                                2002                 2001            Contribution        Contribution
  ----------------------------------------------- ------------------   ------------------ ------------------- ----------------------
  NET INTEREST INCOME:
  Banking                                          $        66,158      $        51,490    $         14,668                28.4   %
  Premium finance                                           24,791               19,392               5,399                27.8
  Indirect auto                                              6,055                4,798               1,257                26.2
  Tricom                                                     3,191                2,825                 366                13.0
  Trust, asset management and brokerage                      2,559                  540               2,019               373.9
  Inter-segment eliminations                               (24,955)             (19,388)             (5,567)              (28.7)
  Other                                                     (5,799)              (5,236)               (563)              (10.8)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total net interest income                      $        72,000      $        54,421    $         17,579                32.3   %
                                                  ------------------   ------------------ ------------------- ----------------------

  NON-INTEREST INCOME:
  Banking                                          $        16,785      $        13,352    $          3,433                25.7   %
  Premium finance                                            3,499                3,613                (114)               (3.2)
  Indirect auto                                                 35                    3                  32                 N/M
  Tricom                                                     2,694                3,137                (443)              (14.1)
  Trust, asset management and brokerage                     19,388                1,459              17,929                 N/M
  Inter-segment eliminations                                  (421)                (363)                (58)              (16.0)
  Other                                                        500                  141                 359               254.6
                                                  ------------------   ------------------ ------------------- ----------------------
    Total non-interest income                      $        42,480      $        21,342    $         21,138                99.0   %
                                                  ------------------   ------------------ ------------------- ----------------------

  SEGMENT PROFIT (LOSS):
  Banking                                          $        21,063      $        15,175    $          5,888                38.8   %
  Premium finance                                           10,829                7,632               3,197                41.9
  Indirect auto                                              2,454                1,558                 896                57.5
  Tricom                                                     1,223                  919                 304                33.1
  Trust, asset management and brokerage                       (194)                (418)                224                53.6
  Inter-segment eliminations                               (10,433)              (7,196)             (3,237)              (45.0)
  Other                                                     (4,989)              (4,395)               (594)              (13.5)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment profit                           $        19,953      $        13,275    $          6,678                50.3   %
                                                  ------------------   ------------------ ------------------- ----------------------

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

During the first nine months of 2002, $180 million notional principal amount of interest rate cap contracts matured. At September 30, 2002, the Company had $75 million of notional principal amounts of interest rate caps with maturities ranging from January 2003 to February 2003. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products and provide for the receipt of payments when the 91-day Treasury bill rate exceeds the predetermined strike rates that range from 3.75% to 6.50%. The payment amounts, if any, are determined and received on a monthly basis and are recorded as an adjustment to net interest income.

At September 30, 2002, the Company had $25 million notional principal amount of an interest rate swap contract maturing in February 2004. This contract effectively converts a portion of the Company's floating-rate notes payable to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.

The following table presents a summary of derivative instruments that were outstanding as of the dates shown and whether the changes in fair values are accounted for in the income statement (IS) or as other comprehensive income
(OCI):

                                                                SEPTEMBER 30, 2002                       December 31, 2001
                                                      ---------------------------------------  -------------------------------------
(In thousands)                        Change               NOTIONAL              FAIR               Notional              Fair
                                 in market value            AMOUNT               VALUE               Amount               Value
-----------------------------  ---------------------  -------------------  ------------------  --------------------  ---------------
Interest rate caps                          IS               $25,000                $   --           $ 185,000                $ --
Interest rate caps                         OCI                50,000                    --              70,000                  54
Interest rate swap                         OCI                25,000                (1,230)             25,000                (681)

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks' investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in fair values of these contracts are reported in other non-interest income. The option premium income generated by these transactions is also recognized as other non-interest income. There were no call options outstanding as of September 30, 2002, December 31, 2001 or September 30, 2001, respectively.

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

The acquisition of the Wayne Hummer Companies will augment fee-based revenue and diversify Wintrust's revenue stream by adding brokerage services as well as offering traditional banking products to the customers of the Wayne Hummer Companies, thereby providing a more comprehensive menu of financial products and services to the customers of the Banks and the Wayne Hummer Companies.

The aggregate purchase price was $28 million consisting of $8 million in cash, 762,742 shares of Wintrust's common stock (then valued at $15 million) and $5 million of deferred cash payments to be made over a three-year period subsequent to the closing date. Wintrust is obligated to pay additional consideration contingent upon the attainment of certain performance measures over the next five years. The additional consideration, if paid, will be recorded as additional goodwill at its fair value when paid, or when the additional consideration is deemed, beyond a reasonable doubt, to have been earned. The value of Wintrust's common stock issued was determined based on the unweighted average of the high and low sales prices of Wintrust's common stock on the Nasdaq National Market for the 10 trading days ending on the second trading day preceding the effective date of the acquisition. The Company recorded $15.2 million of goodwill and $1.4 million of finite-lived intangible assets related to the customer list of WHAMC.


The following pro forma information reflects the Company's results of operations for the periods shown as if the Wayne Hummer Companies would have been included from the beginning of the periods shown. The Wintrust as reported results include the results of the Wayne Hummer Companies since the effective date of the acquisition:

                                                                                                      Three Months Ended
                                                                                                         September 30,
                                                                                           -----------------------------------------
  (Dollars in thousands, except per share data)                                                   2002                  2001
  --------------------------------------------------------------------------------------   -------------------- --------------------
  NET REVENUE:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $         41,372      $         26,231
      WHC (results prior to February 1, 2002)                                                             --                 7,850
                                                                                           -------------------- --------------------
  Pro forma net revenue                                                                     $         41,372      $         34,081
                                                                                           -------------------- --------------------

  INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $         10,924      $          7,792
      WHC (results prior to February 1, 2002)                                                             --                   486
                                                                                           -------------------- --------------------
  Pro forma income before taxes and cumulative effect of accounting change                  $         10,924      $          8,278
                                                                                           -------------------- --------------------

  NET INCOME:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $          7,284      $          5,008
      WHC (results prior to February 1, 2002)                                                             --                   316
                                                                                           -------------------- --------------------
  Pro forma net income                                                                      $          7,284      $          5,324
                                                                                           -------------------- --------------------

  BASIC EPS:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $           0.43      $           0.35
      WHC (results prior to February 1, 2002)                                                             --                    --
                                                                                           -------------------- --------------------
  Pro forma basic EPS                                                                       $           0.43      $           0.35
                                                                                           -------------------- --------------------

  DILUTED EPS:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $           0.40      $           0.32
      WHC (results prior to February 1, 2002)                                                             --                  0.01
                                                                                           -------------------- --------------------
  Pro forma diluted EPS                                                                     $           0.40      $           0.33
                                                                                           -------------------- --------------------

The following pro forma information reflects the Company's results of operations for the periods shown as if the Wayne Hummer Companies would have been included from the beginning of the periods shown. The Wintrust as reported results include the results of the Wayne Hummer Companies since the effective date of the acquisition:

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                           -----------------------------------------
  (Dollars in thousands, except per share data)                                                   2002                  2001
  --------------------------------------------------------------------------------------   -------------------- --------------------
  NET REVENUE:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $        114,480      $         75,763
      WHC (results prior to February 1, 2002)                                                          2,919                24,539
                                                                                           -------------------- --------------------
  Pro forma net revenue                                                                     $        117,399      $        100,302
                                                                                           -------------------- --------------------

  INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $         30,616      $         21,169
      WHC (results prior to February 1, 2002)                                                            108                 1,684
                                                                                           -------------------- --------------------
  Pro forma income before taxes and cumulative effect of accounting change                  $         30,724      $         22,853
                                                                                           -------------------- --------------------

  NET INCOME:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $         19,953      $         13,275
      WHC (results prior to February 1, 2002)                                                             70                 1,095
                                                                                           -------------------- --------------------
  Pro forma net income                                                                      $         20,023      $         14,370
                                                                                           -------------------- --------------------

  BASIC EPS:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $           1.24      $           0.99
      WHC (results prior to February 1, 2002)                                                             --                  0.02
                                                                                           -------------------- --------------------
  Pro forma basic EPS                                                                       $           1.24      $           1.01
                                                                                           -------------------- --------------------

  DILUTED EPS:
      Wintrust as reported  (includes WHC from February 1, 2002)                            $           1.16      $           0.93
      WHC (results prior to February 1, 2002)                                                             --                  0.03
                                                                                           -------------------- --------------------
  Pro forma diluted EPS                                                                     $           1.16      $           0.96
                                                                                           -------------------- --------------------

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

Assuming retroactive adoption of SFAS 142, net income for the nine months ended September 30, 2001 would have increased as a result of ceasing amortization of goodwill. The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the periods shown. The 2001 period is presented on a pro forma basis excluding goodwill amortization:


                                                                               Nine Months Ended
                                                      -----------------------------------------------------------------
                                                                September 30,                     September 30,
                                                                    2002                               2001
                                                      ---------------------------------- ---------------------------------
                                                            NET             EARNINGS          Net             Earnings
(Dollars in thousands, except per share data)              INCOME          PER SHARE         Income          Per Share
---------------------------------------------------   -----------------  --------------- ---------------   ---------------
Earnings per share - Basic:
    Net income/Basic EPS as reported                   $      19,953      $       1.24    $     13,275      $       0.99
    Add back:   Goodwill amortization                             --                --             465              0.03
    Less:  Tax on deductible goodwill                             --                --            (149)            (0.01)
                                                      -----------------  --------------- ---------------   ---------------
       Adjusted net income/Basic EPS                   $      19,953      $       1.24    $     13,591      $       1.01
                                                      =================  =============== ===============   ===============

Earnings per share - Diluted:
    Net income/Diluted EPS as reported                 $      19,953      $       1.16    $     13,275      $       0.93
    Add back:   Goodwill amortization                             --                --             465              0.03
    Less:  Tax on deductible goodwill                             --                --            (149)            (0.01)
                                                      -----------------  --------------- ---------------   ---------------
       Adjusted net income/Diluted EPS                 $      19,953      $       1.16    $     13,591      $       0.95
                                                      =================  =============== ===============   ===============


A summary of goodwill assets by business segment is presented in the following table:


                                                  January 1,           Goodwill             Impairment          SEPTEMBER 30,
  (In thousands)                                     2002              Acquired               Losses                 2002
  ------------------------------------------   ------------------  ------------------  ---------------------  -------------------
  Banking                                       $        1,018     $            --      $              --      $         1,018
  Premium finance                                           --                  --                     --                   --
  Indirect auto                                             --                  --                     --                   --
  Tricom                                                 8,958                  --                     --                8,958
  Trust, asset management and brokerage                     --              15,244                     --               15,244
  Parent and other                                          --                  --                     --                   --
                                               ------------------  ------------------  ---------------------  -------------------
  Total                                         $        9,976     $        15,244      $              --      $        25,220
                                               ==================  ==================  =====================  ===================


At September 30, 2002 and 2001, Wintrust had $1.3 million and $126,000, respectively, in unamortized finite-lived intangible assets. As a result of the acquisition of WHAMC, $1.38 million was assigned to the customer list of WHAMC and is being amortized over a 7-year period on an accelerated basis. Total amortization expense associated with these intangible assets in the first nine months of 2002 and 2001 was approximately $237,000 and $51,000, respectively. Estimated amortization expense on finite-lived intangible assets for the years ended 2002 through 2006 is as follows:

  (In thousands)
  --------------------------------------
  2002                        $    324
  2003                             310
  2004                             229
  2005                             202
  2006                             168

(13)  RECENT ACCOUNTING PRONOUNCEMENT
      -------------------------------

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

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2002, compared with December 31, 2001, and September 30, 2001, and the results of operations for the three and nine-month periods ended September 30, 2002 and 2001 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.

On January 24, 2002, Wintrust's Board of Directors declared a 3-for-2 stock split of its common stock, effected in the form of a 50% stock dividend, paid on March 14, 2002 to shareholders of record as of March 4, 2002. All historical share data and per share amounts have been restated to reflect this split.


OVERVIEW AND STRATEGY

Wintrust's operating subsidiaries were organized within approximately the last eleven years. We have grown from $2.52 billion in total assets at September 30, 2001 to $3.58 billion in total assets at September 30, 2002, an increase of 42%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, opening new banks and branch facilities, and building an experienced management team. The
Company's recent financial performance generally reflects the improved profitability of our operating subsidiaries as they mature, offset by the costs of opening new banks and branch facilities. The Company's experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The Banks began operations during the period indicated in the table below:

                                                                                                         Operations began in:
                                                                                                  ----------------------------------
                                                                                                       Month               Year
                                                                                                  ----------------    --------------
Lake Forest Bank______________________________________________________________________________        December                1991
Hinsdale Bank_________________________________________________________________________________         October                1993
North Shore Bank______________________________________________________________________________       September                1994
Libertyville Bank_____________________________________________________________________________         October                1995
Barrington Bank_______________________________________________________________________________        December                1996
Crystal Lake Bank_____________________________________________________________________________        December                1997
Northbrook Bank_______________________________________________________________________________        November                2000

Subsequent to these initial dates of operations, each of the Banks, except Northbrook Bank, has established additional full-service banking facilities. As of September 30, 2002, the Banks had 31 banking facilities. Since September 30, 2001, Northbrook Bank opened its new permanent facility in December 2001 and Hinsdale Bank opened a branch facility in Riverside in January 2002. In May 2002 Lake Forest Bank opened a new branch in Highland Park. In June 2002 and July 2002, respectively, we opened a new permanent facility for our Wauconda branch of Libertyville Bank and our McHenry branch of Crystal Lake Bank. Construction is currently underway on a new larger facility in South Libertyville (a branch of Libertyville Bank), an additional Skokie branch of North Shore Bank and a new temporary facility in Cary (a branch of Crystal Lake Bank). Additionally, the Company has purchased property for a permanent facility in Highland Park and has purchased property for a new facility in Deerfield.

While committed to a continuing growth strategy, management's ongoing focus is also to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the operating subsidiaries. One aspect of this strategy is to continue to pursue specialized earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks with significant market share and more established customer bases.

On February 20, 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprising Wayne Hummer Investments LLC ("WHI"), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company "WHAMC") and Focused Investments LLC ("FI"), each based in the Chicago area.

WHI, established in 1931, has been providing a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. WHI also operates an office in Appleton, Wisconsin that opened in 1936 that serves the greater Appleton area. WHI is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers, and has over $3.6 billion in customer assets in custody at September 30, 2002.

WHAMC, established in 1981, is the investment advisory affiliate of WHI and is advisor to the Wayne Hummer family of mutual funds. The Wayne Hummer family of funds includes the Wayne Hummer Growth Fund, the Wayne Hummer CorePortfolio Fund, the Wayne Hummer Income Fund, and the Wayne Hummer Money Market Fund. With assets under management in excess of $780 million, the investment management group provides advisory services to individuals and institutions, municipal and tax-exempt organizations, including approximately $382 million in the Wayne Hummer Mutual Funds. Additionally, WHAMC also provides portfolio management and continuous financial supervision for a wide-range of pension and profit sharing plans. These defined portfolios are managed for public and private clients, bank portfolios and trusts, endowments and foundations, and both taxable and tax-deferred portfolios for individual investors. WHAMC manages approximately $400 million in these portfolios.

FI, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily in Illinois.

FIFC is the Company's most significant specialized earning asset niche, originating approximately $1.3 billion in loan volume for the full year of 2001 and $1.3 billion in the first nine months of 2002. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers' purchases of liability, property and casualty and other commercial insurance. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. The Company began selling the excess of FIFC's originations over the capacity to retain such loans within the Banks' loan portfolios during the second quarter of 1999 to an unrelated third party with servicing retained. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company's strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depends on the level of new volume growth in relation to the capacity to retain such loans within the Banks' loan portfolios.

In October 1999, the Company acquired Tricom as part of its continuing strategy to pursue specialized earning asset niches. Tricom is a Milwaukee-based company that has been in business for more than ten years and specializes in providing high yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to the temporary staffing industry, with clients throughout the United States. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect their interests. By virtue of the Company's funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom's revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. In addition to expanding the Company's earning asset niches, this acquisition has added to the level of fee-based income.

In addition to the earning asset niches provided by the Company's non-bank subsidiaries, several earning asset niches operate within the Banks, including our indirect auto lending which is conducted through a division of Hinsdale Bank, Lake Forest Bank's MMF Leasing Services equipment leasing division and Barrington Bank's Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank's mortgage warehouse lending program provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has recently developed a specialty in small aircraft lending. The Company plans to continue pursuing the development or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales. The Company is not pursuing growth in the indirect auto segment, however, and anticipates that the indirect auto loan portfolio will comprise a smaller portion of the net loan portfolio in the future.

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

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company's key operating measures, as compared to the same period last year, are shown below:


                                                                           NINE MONTHS ENDED
                                                              --------------------------------------------    Percentage (%)/
                                                                 SEPTEMBER 30,          September 30,         Basis Point (bp)
(Dollars in thousands, except per share data)                         2002                   2001                  Change
------------------------------------------------------------  ---------------------  ---------------------  -------------------
Net income before cumulative effect of accounting change      $       19,953         $       13,529                 47.5   %
Net income                                                            19,953                 13,275                 50.3
Net income per common share - Basic                                     1.24                   0.99                 25.3
Net income per common share - Diluted                                   1.16                   0.93                 24.7
Net revenues                                                         114,480                 75,763                 51.1
Net interest income                                                   72,000                 54,421                 32.3

Net interest margin                                                     3.42    %              3.57    %             (15) bp
Core net interest margin(1)                                             3.60                   3.82                  (22)
Net overhead ratio (2)                                                  1.48                   1.62                  (14)
Efficiency ratio (3)                                                   66.51                  63.86                  265
Return on average assets                                                0.87                   0.79                    8
Return on average equity                                               14.98                  15.44                  (46)


                                                                          THREE MONTHS ENDED
                                                              --------------------------------------------    Percentage (%)/
                                                                 SEPTEMBER 30,          September 30,        Basis Point (bp)
                                                                      2002                   2001                 Change
                                                              ---------------------  ---------------------  ------------------
Net income before cumulative effect of accounting change      $        7,284         $        5,008                 45.4  %
Net income                                                             7,284                  5,008                 45.4
Net income per common share - Basic                                     0.43                   0.35                 22.9
Net income per common share - Diluted                                   0.40                   0.32                 25.0
Net revenues                                                          41,372                 26,231                 57.7
Net interest income                                                   25,415                 19,130                 32.9

Net interest margin                                                     3.26    %              3.46    %             (20) bp
Core net interest margin(1)                                             3.42                   3.69                  (27)
Net overhead ratio (2)                                                  1.40                   1.52                  (12)
Efficiency ratio (3)                                                   67.48                  61.61                  587
Return on average assets                                                0.85                   0.83                    2
Return on average equity                                               13.68                  14.87                 (119)

AT END OF PERIOD
Total assets                                                  $    3,576,775         $    2,515,396                 42.2  %
Total loans, net of unearned income                                2,483,892              1,823,801                 36.2
Total deposits                                                     2,971,485              2,184,309                 36.0
Total shareholders' equity                                           218,028                138,024                 58.0
Book value per common share                                            12.71                   9.51                 33.6
Market price per common share                                          28.65                  20.70                 38.4

Allowance for loan losses to total loans                                0.69    %              0.72    %              (3) bp
Non-performing assets to total assets                                   0.35                   0.54                  (19)
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

Net income for the third quarter ended September 30, 2002 totaled $7.3 million, an increase of $2.3 million, or 45%, over the $5.0 million recorded in the third quarter of 2001. On a per share basis, net income for the third quarter of 2002 totaled $0.40 per diluted common share, an $0.08 per share, or 25%, increase as compared to the 2001 third quarter total of $0.32 per diluted common share. The lower growth rate in the earnings per share as compared to net income was primarily due to the issuance of 762,742 shares in conjunction with the February 2002 acquisition of the Wayne Hummer Companies and the issuance of 1,362,750 additional shares of common stock in June and July of 2002. The return on average equity for the third quarter of 2002 stood at 13.68%.

For the first nine months of 2002, net income totaled $20.0 million, or $1.16 per diluted common share, an increase of $6.7 million, or 50%, when compared to $13.3 million, or $0.93 per diluted common share, for the same period in 2001. Return on average equity for the first nine months of 2002 was 14.98% versus 15.44% for the same period of 2001.

The results for the first nine months of 2002 include pre-tax income of $1.25 million, or $754,000 after-tax, for a partial settlement related to the non-recurring charge recorded in 2000. Excluding this settlement income, net income in the first nine months of 2002 was $19.2 million, or $1.12 per diluted share. Included in the first nine months of 2001 is a cumulative effect of a change in accounting for interest rate caps resulting in an after-tax charge of $254,000, or $0.02 per diluted share.

On February 20, 2002, Wintrust completed its acquisition of the Wayne Hummer Companies. Accounted for as a purchase, the Wayne Hummer Companies results of operations are included in Wintrust's year-to-date 2002 results only since the effective date of the acquisition (February 1, 2002).



NET INTEREST INCOME

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended September 30, 2002 totaled $25.6 million, an increase of $6.2 million, or 32%, as compared to the $19.4 million recorded in the same quarter of 2001. Average loans in the third quarter of 2002, the most significant portion of average earning assets, increased $604 million, or 33%, over the third quarter of 2001.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the third quarter of 2002 the net interest margin was 3.26%, a decrease of 20 basis points when compared to the net interest margin of 3.46% in the prior year third quarter. The core net interest margin, which excludes the interest expense related to Wintrust's Long-term Debt - Trust Preferred Securities, was 3.42% for the third quarter of 2002, and decreased 27 basis points when compared to the prior year third quarter's core margin of 3.69%. Wintrust's net interest margin declined by 30 basis points when compared to the second quarter of 2002. The net interest margin contracted due to a flattening yield curve, the Company's preference for variable rate commercial and commercial real estate loans and agency securities with call options written against them being called with the proceeds being invested in lower yielding liquid assets, combined with the asset sensitivity of the balance sheet.

The following table presents a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:


                                                                             FOR THE THREE MONTHS ENDED
                                                  ---------------------------------------------------------------------------------
                                                            SEPTEMBER 30, 2002                        September 30, 2001
                                                  ---------------------------------------   ---------------------------------------
  (Dollars in thousands)                                                       YIELD/                                    Yield/
  ----------------------                              AVERAGE      INTEREST     RATE             Average      Interest    Rate
                                                  ---------------------------------------   ---------------------------------------

  Liquidity management assets (1) (2)             $      611,355 $      5,604    3.64 %       $    372,353  $     4,123    4.39 %
  Other earning assets (3)                                56,836          596    4.16                   --           --      --
  Loans, net of unearned income (2) (4)                2,452,239       41,572    6.73            1,848,468       38,636    8.29
                                                  ---------------------------------------   ---------------------------------------
     Total earning assets                         $    3,120,430 $     47,772    6.07 %       $  2,220,821  $    42,759    7.64 %
                                                  ---------------------------------------   ---------------------------------------

  Interest-bearing deposits                       $    2,539,544 $     18,449    2.88 %       $  1,905,097  $    21,290    4.43 %
  Federal Home Loan Bank advances                        139,900        1,490    4.23               22,500          265    4.67
  Notes payable and other borrowings                     114,778          904    3.12               44,729          557    4.94
  Long-term debt - trust preferred securities             51,050        1,287   10.09               51,050        1,287   10.09
                                                  ---------------------------------------   ---------------------------------------
     Total interest-bearing liabilities           $    2,845,272 $     22,130    3.09 %       $  2,023,376  $    23,399    4.59 %
                                                  ---------------------------------------   ---------------------------------------

  Interest rate spread (5)                                                       2.98 %                                    3.05 %
  Net free funds/contribution (6)                 $      275,158                 0.28         $    197,445                 0.41
                                                  ---------------            ------------   ---------------            ------------
  Net interest income/Net interest margin                        $     25,642    3.26 %                     $    19,360    3.46 %
                                                                -------------------------                 -------------------------
  Core net interest margin (7)                                                   3.42 %                                    3.69 %
                                                                             ------------                              ------------

-------------------------------------------------------------------------------------------------------------------------

(1) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended September 30, 2002 and 2001 were $227,000 and $230,000, respectively.
(3) Other earning assets include brokerage customer receivables and trading account securities. (4) Loans, net of unearned income includes mortgages held for sale and non-accrual loans. (5) Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6) Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.
(7) The core net interest margin excludes the impact of Wintrust's Long-term Debt - Trust Preferred Securities.

The yield on total earning assets for the third quarter of 2002 was 6.07% as compared to 7.64% in 2001, a decrease of 157 basis points, resulting primarily from the effect of decreases in general market rates of interest on liquidity management assets and loans. The other earning assets shown in the third quarter of 2002 reflect interest-bearing brokerage customer receivables and trading account securities managed at the Wayne Hummer Companies. The yield on earning assets is heavily dependent on the yield earned on loans since average loans comprised approximately 79% of total average earning assets. The third quarter 2002 yield on loans was 6.73%, a 156 basis point decrease compared to the prior year third quarter yield of 8.29%. The average prime lending rate was 4.75% during the third quarter of 2002 versus 6.58% during the third quarter of 2001, reflecting a decrease of 183 basis points.

The rate paid on interest-bearing liabilities for the third quarter of 2002 was 3.09%, compared to 4.59% in the third quarter of 2001, a decline of 150 basis points. Interest-bearing deposits accounted for 89% of total interest-bearing funding in the third quarter of 2002, compared to 94% in the same period of 2001. The rate paid on interest-bearing deposits averaged 2.88% for the third quarter of 2002 versus 4.43% for the same quarter of 2001, a decrease of 155 basis points. During 2001, Wintrust began borrowing from the Federal Home Loan Bank ("FHLB"). The Company initially borrowed from the FHLB in the third and fourth quarters of 2001 and borrowed an additional $50 million in the second quarter of 2002. The increase in notes payable and other borrowings in the third quarter of 2002 compared to the same quarter in 2001 was a result of the funding at the Wayne Hummer Companies for the brokerage customer receivables, additional funding required for the purchase of the Wayne Hummer Companies and borrowings utilized to fund the additional capital requirements of the Banks. The average rate paid on Federal Home Loan Bank advances, notes payable and other borrowings decreased 112 basis points to 3.73% in the third quarter of 2002 as compared to 4.85% in the third quarter of 2001.

The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the periods shown:

                                                                            FOR THE NINE MONTHS ENDED
                                                  ---------------------------------------------------------------------------------
                                                            SEPTEMBER 30, 2002                        September 30, 2001
                                                  ---------------------------------------   ---------------------------------------
  (Dollars in thousands)                                                       YIELD/                                    Yield/
  ----------------------                              AVERAGE      INTEREST     RATE             Average      Interest    Rate
                                                  ---------------------------------------   ---------------------------------------

  Liquidity management assets (1) (2)            $      517,856 $      15,865    4.10%     $       331,602 $     12,918    5.21  %
  Other earning assets (3)                               57,663         1,861    4.31                   --           --      --
  Loans, net of unearned income (2) (4)               2,262,057       116,955    6.91            1,732,973      113,431    8.75
                                                  ---------------------------------------   ---------------------------------------
     Total earning assets                        $    2,837,576 $     134,681    6.35%     $     2,064,575 $    126,349    8.18  %
                                                  ---------------------------------------   ---------------------------------------

  Interest-bearing deposits                      $    2,286,074 $      51,709    3.02%     $     1,782,386 $     64,885    4.87  %
  Federal Home Loan Bank advances                       112,062         3,465    4.13                7,582          265    4.67
  Notes payable and other borrowings                    130,714         3,017    3.09               53,095        2,267    5.71
  Long-term debt - trust preferred securities            51,050         3,863   10.09               51,050        3,863   10.09
                                                  ---------------------------------------   ---------------------------------------
     Total interest-bearing liabilities          $    2,579,900 $      62,054    3.22%     $     1,894,113 $     71,280    5.03  %
                                                  ---------------------------------------   ---------------------------------------

  Interest rate spread (5)                                                       3.13 %                                    3.15 %
  Net free funds/contribution (6)                $      257,676                  0.29      $       170,462                 0.42
                                                ----------------             ------------------------------            ------------
  Net interest income/Net interest margin                       $      72,627    3.42 %                    $     55,069    3.57 %
                                                               --------------------------                 -------------------------
  Core net interest margin (7)                                                   3.60 %                                    3.82 %
                                                                             ------------                              ------------
-------------------------------------------------------------------------------------------------------------------------

(1) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended September 30, 2002 and 2001 were $627,000 and $648,000, respectively.
(3) Other earning assets include brokerage customer receivables and trading account securities. (4) Loans, net of unearned income includes mortgages held for sale and non-accrual loans. (5) Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6) Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.
(7) The core net interest margin excludes the impact of Wintrust's Long-term Debt - Trust Preferred Securities.


For the first nine months of 2002, tax-equivalent net interest income totaled $72.6 million, an increase of $17.5 million, or 32% over the $55.1 million recorded in the same period in 2001. Growth in the Company's earning asset base was the primary contributor to this increase, as year-to-date average loans increased 31%.

The yield on total earning assets for the first nine months of 2002 was 6.35% as compared to 8.18% in 2001, a decrease of 183 basis points, resulting primarily from the effect of decreases in general market rates of interest on liquidity management assets and loans. The rate paid on interest-bearing liabilities for the first nine months of 2002 was 3.22%, compared to 5.03% in 2001, a decline of 181 basis points. The interest rate spread (difference between the yield on earning assets and the rate paid on interest-bearing liabilities) remained stable in the first nine months of 2002, increasing by two basis points when compared to the first nine months of 2001. The decline in the net interest margin was mainly caused by a 13 basis point reduction in the contribution from net free funds as the substitute value of these free funds fell by 181 basis points in 2002.

The following table presents a reconciliation of the Company's tax-equivalent net interest income between the three-month periods ended September 30, 2002 and June 30, 2002, the nine-month periods ended September 30, 2002 and September 30, 2001 and between the three-month periods ended September 30, 2002 and September 30, 2001. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, rates, the change due to the combination of volume and rate and the differing number of days in each period:

                                                                      Third Quarter       First Nine Months        Third Quarter
                                                                         of 2002               of 2002                of 2002
                                                                       Compared to           Compared to            Compared to
                                                                      Second Quarter      First Nine Months        Third Quarter
 (Dollars in thousands)                                                  of 2002               of 2001                of 2001
------------------------------------------------------------------ ------------------- ----------------------- ---------------------
  Tax-equivalent net interest income for comparative period         $        24,608     $          55,069       $         19,360
    Change due to mix and growth of earning assets and
       interest-bearing liabilities (volume)                                  2,822                16,572                  5,923
    Change due to interest rate fluctuations (rate)                          (1,781)                 (868)                  (299)
    Change due to rate and volume fluctuations (rate/volume)                   (273)                1,854                    658
    Change due to number of days in each quarter (days)                         266                    --                     --
                                                                   ------------------- ----------------------- ---------------------
  TAX-EQUIVALENT NET INTEREST INCOME FOR THE PERIOD ENDED
    SEPTEMBER 30, 2002                                               $        25,642     $         72,627        $         25,642
                                                                   =================== ======================= =====================



NON-INTEREST INCOME

For the third quarter of 2002, non-interest income totaled $16.0 million, an increase of $8.9 million, or 125%, over the prior year quarter. For the nine months ended September 30, 2002, non-interest income totaled $42.5 million, an increase of $21.1 million, or 99%, over the same period last year. The following table presents non-interest income by category for the periods presented:

                                                                          Three Months Ended
                                                                            September 30,
                                                                 -------------------------------------       $               %
(Dollars in thousands)                                                 2002               2001             Change         Change
---------------------------------------------------------------  ------------------ ------------------ --------------- -------------
Trust, asset management and brokerage fees                        $        6,725     $          486           6,239        1,283.7
Fees on mortgage loans sold                                                3,794              1,725           2,069          119.9
Service charges on deposit accounts                                          798                637             161           25.3
Gain on sale of premium finance receivables                                  656              1,265            (609)         (48.1)
Administrative services revenue                                              941                995             (54)          (5.4)
Fees from covered call options                                             1,320              1,132             188           16.6
Net available-for-sale securities gains (losses)                             196                (57)            253          443.9
Other                                                                      1,527                918             609           66.3
                                                                 ------------------ ------------------ --------------- -------------
Total non-interest income                                         $       15,957     $        7,101           8,856          124.7
                                                                 ================== ================== =============== =============

                                                                          Nine Months Ended
                                                                            September 30,
                                                                 -------------------------------------       $               %
(Dollars in thousands)                                                 2002               2001             Change         Change
---------------------------------------------------------------  ------------------ ------------------ --------------- -------------
Trust, asset management and brokerage fees                        $       18,726     $        1,459          17,267        1,183.5
Fees on mortgage loans sold                                                7,745              5,197           2,548           49.0
Service charges on deposit accounts                                        2,289              1,790             499           27.9
Gain on sale of premium finance receivables                                2,250              3,656          (1,406)         (38.5)
Administrative services revenue                                            2,694              3,137            (443)         (14.1)
Fees from covered call options                                             3,678              3,435             243            7.1
Net available-for-sale securities gains                                       43                315            (272)         (86.3)
Premium finance defalcation-partial settlement                             1,250                 --           1,250            N/M
Other                                                                      3,805              2,353           1,452           61.7
                                                                 ------------------ ------------------ --------------- -------------
Total non-interest income                                         $       42,480     $       21,342          21,138           99.0
                                                                 ================== ================== =============== =============

  N/M = calculation not meaningful

Trust, asset management and brokerage fees comprise the trust and asset management revenue of Wayne Hummer Trust Company (previously known as Wintrust Asset Management Company) and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at the Wayne Hummer Companies. The increase in this category, up $6.2 million over the third quarter of 2001, is primarily attributable to the revenues from the Wayne Hummer Companies. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. Non-interest income comprised approximately 27% of total net revenues in the third quarter of 2001. Primarily as a result of the Wayne Hummer Companies acquisition, this has increased to approximately 39% for the third quarter of 2002.

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended September 30, 2002, these fees totaled $3.8 million, an increase of $2.1 million, or 120%, from the prior year third quarter and up from the $1.9 million recorded in the second quarter of 2002. Although these fees are a continuous source of revenue, these fees continue to increase due to higher levels of mortgage origination volumes, particularly refinancing activity caused by the low level of mortgage interest rates. Management anticipates that the levels of refinancing activity may taper off slightly for the remainder of 2002, barring any further reductions in mortgage interest rates.

Service charges on deposit accounts totaled $798,000 for the third quarter of 2002, an increase of $161,000, or 25%, when compared to the same quarter of 2001. This increase was mainly due to a larger deposit base and a greater number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

The administrative services revenue contributed by Tricom added $941,000 to total non-interest income in the third quarter of 2002, a decrease of $54,000 from the third quarter of 2001 and an increase of $10,000 from the second quarter of 2002. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The revenue growth at Tricom had stagnated in previous quarters due to the general slowdown in the United States economy and the reduction in the placement of temporary staffing individuals by Tricom's customers. This business segment appears to be rebounding as exhibited by the slightly higher levels of revenue recorded by Tricom when compared to the first and second quarters of 2002. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

Fees from covered call option transactions in the third quarter of 2002 increased by $188,000 to $1.3 million, compared to $1.1 million in the same quarter last year. On a year-to-date basis, the Company has recognized $3.7 million in fees in 2002 from this activity compared to $3.4 million in 2001, an increase of $243,000. During the first nine months of 2002, call option contracts were written against $1.2 billion of underlying securities, compared to $839 million in the first nine months of last year. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. In the first nine months of both years, the Company wrote call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. There were no outstanding call options at September 30, 2002, December 31, 2001 or September 30, 2001.

As a result of continued strong loan originations of premium finance receivables, Wintrust sold premium finance receivables to an unrelated third party in the third quarter of 2002 and recognized gains totaling $656,000 related to this activity on sales of $86.4 million of net receivables, compared with $1.3 million of recognized gains in the third quarter of 2001 on sales of $63.7 million. On a year-to-date basis, the Company recognized gains of $2.2 million in 2002 on sales of $222.4 million, compared to $3.7 million in 2001 on sales of $186.6 million. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate, based on a fixed spread to LIBOR, passed on to the purchaser. This spread ranged from 3.62% to 5.51% in the first nine months of 2002 compared to a range of 5.96% to 6.77% in the same period last year. The net yield on the loans sold and the rates passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. The lower amount of gain recognized in the third quarter of 2002 compared to the prior year was influenced by significantly lower spreads (ranging from 3.62% to 3.70% in the third quarter of 2002, compared to 6.70% to 6.77% in the same period of 2001) as well as increased estimates of credit losses. During the first nine months of 2002, credit losses were estimated at 0.75% of the estimated average balances, compared to 0.25% in the first nine months of 2001. The increase was a result of a higher level of charge-offs in recent quarters in the overall premium finance receivables portfolio (see page 34 "Allowance for Loan Losses" for more detail). The lower gain recognized in 2002 was also significantly influenced by a reduction in the number of months these loans are estimated to be outstanding. This reduction was due to recent trends of early pay-downs as the economy has weakened, insurance rates have escalated and borrowers cancelled their existing insurance in favor of more cost-effective alternatives. The average terms of the loans in the first nine months of 2002 were estimated at approximately 8 months compared to 9 months in the same period last year. The applicable discount rate used in determining gains related to this activity was unchanged from the discount rate used in 2001.

At September 30, 2002, premium finance loans sold and serviced for others for which we retain a recourse obligation related to credit losses totaled approximately $128.0 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At September 30, 2002, the remaining estimated recourse obligation carried in other liabilities is approximately $671,000.

Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first nine months of 2002 for premium finance receivables sold and serviced for others totaled $24,000. At September 30, 2002, non-performing loans related to this sold portfolio were approximately $1.9 million, or 1.52%, of the sold loans. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the "Non-performing Premium Finance Receivables" portion of the "Asset Quality" section of this report on page 37.

Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the third quarter of 2002, the ratio was approximately 86%. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

For the first nine months of 2002, total non-interest income was $42.5 million, an increase of $21.1 million, or 99%, compared to the same period in 2001. Excluding the impact of the Wayne Hummer Companies which contributed $17.7 million of non-interest revenue, and the $1.25 million received in partial settlement of the premium finance defalcation that was recovered in the first quarter of 2002, non-interest income for the first nine months of 2002 increased by $2.2 million, or 10%, compared to the first nine months of 2001. This increase was comprised of increased fees on mortgage loans sold from originating and selling residential real estate loans into the secondary market of $2.5 million, higher service charges on deposit accounts of $499,000 due to a larger deposit base and a greater number of accounts at the Banks and higher other miscellaneous sources of revenue totaling $1.1 million, offset by decreases in recognized gains related to the sale of premium finance receivables to an unrelated third party of $1.4 million, lower administrative services revenue contributed by Tricom of $443,000 and lower net securities gains of $272,000.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2002 totaled $27.9 million, an increase of $11.6 million, or 71%, from the third quarter 2001 total of $16.3 million. Operating expenses of the Wayne Hummer Companies, the continued growth and expansion of the Banks through the establishment of additional branches and the growth in the premium finance business are the major causes for this increase. Since September 30, 2001, total deposits and total loans have both increased 36%, requiring higher levels of staffing and resulting in an increase in other costs in order to both attract and service the larger customer base. Excluding the impact of the Wayne Hummer Companies, total non-interest expense increased $4.3 million, or 26%, when compared to the third quarter of 2001, below the pace of the balance sheet growth.

The following table presents non-interest expense by category for the periods presented:

                                                                         Three Months Ended
                                                                            September 30,
                                                                --------------------------------------       $               %
  (Dollars in thousands)                                              2002                2001             Change         Change
  ------------------------------------------------------------  ------------------  ------------------ --------------- -------------
  Salaries and employee benefits                                 $       16,863      $        9,031            7,832          86.7
  Occupancy, net                                                          1,700               1,238              462          37.3
  Equipment                                                               1,760               1,561              199          12.7
  Data processing                                                         1,073                 860              213          24.8
  Advertising and marketing                                                 596                 411              185          45.0
  Professional fees                                                         737                 459              278          60.6
  Amortization of goodwill                                                   --                 152             (152)       (100.0)
  Amortization of other intangibles                                         120                  17              103         605.9
  Other                                                                   5,095               2,610            2,485          95.2
                                                                ------------------  ------------------ --------------- -------------
  Total non-interest expense                                     $       27,944      $       16,339           11,605          71.0
                                                                ==================  ================== =============== =============

                                                                          Nine Months Ended
                                                                            September 30,
                                                                --------------------------------------       $               %
  (Dollars in thousands)                                              2002                2001             Change         Change
  ------------------------------------------------------------  ------------------  ------------------ --------------- -------------
  Salaries and employee benefits                                 $       45,625      $       26,244           19,381          73.8
  Occupancy, net                                                          4,853               3,660            1,193          32.6
  Equipment                                                               5,286               4,627              659          14.2
  Data processing                                                         3,129               2,512              617          24.6
  Advertising and marketing                                               1,653               1,144              509          44.5
  Professional fees                                                       2,033               1,524              509          33.4
  Amortization of goodwill                                                   --                 465             (465)       (100.0)
  Amortization of other intangibles                                         237                  51              186         364.7
  Other                                                                  13,713               8,365            5,348          63.9
                                                                ------------------  ------------------ --------------- -------------
  Total non-interest expense                                     $       76,529      $       48,592           27,937          57.5
                                                                ==================  ================== =============== =============

On a year-to-date basis, non-interest expense totaled $76.5 million, an increase of $27.9 million, or 57%, over the first nine months of 2001. The Wayne Hummer Companies contributed $19.3 million of this increase. The $8.6 million increase excluding the Wayne Hummer Companies is predominantly due to a $5.5 million increase in salaries and employee benefits costs and the higher general operating costs associated with operating additional and larger banking offices. Despite balance sheet growth in loans and deposits of 36%, Wintrust's net overhead ratio, excluding the impact of the Wayne Hummer Companies, decreased from 1.62% for the first nine months of 2001 to 1.47% for the comparable period in 2002.

Salaries and employee benefits totaled $16.9 million for the third quarter of 2002, an increase of $7.8 million, or 87%, as compared to the prior year's third quarter total of $9.0 million. This increase was primarily due to the employee costs associated with the Wayne Hummer Companies, increases in salaries and employee benefit costs as a result of continued growth and expansion of the banking franchise, commissions associated with increased mortgage loan origination activity and normal annual increases in salaries and employee benefit costs. Excluding the impact of the Wayne Hummer

Companies, total salaries and employee benefits expense increased $2.6 million, or 29%, when compared to the third quarter of 2001 and increased by $1.6 million, or 16%, when compared to the second quarter of 2002. Commissions paid to mortgage originators contributed $738,000 and $605,000 of the increase in salaries and employee benefits over the third quarter of 2001 and the second quarter of 2002, respectively.

Other categories of non-interest expense, such as occupancy costs, equipment expense, data processing and other expense, also increased over the prior year third quarter due to the acquisition of the Wayne Hummer Companies.

Amortization expense related to goodwill and other intangibles totaled $120,000 for the third quarter of 2002, compared with $169,000 in the third quarter of 2001. See Note 12 - Goodwill and Other Intangible Assets to the Company's unaudited consolidated financial statements for a detailed discussion of intangible amortization.

INCOME TAXES

The Company recorded income tax expense of $3.6 million for the three months ended September 30, 2002 versus $2.8 million for the same period of 2001. On a year-to-date basis, income tax expense was $10.7 million in 2002 and $7.6 million in 2001. The effective tax rate was 33.3% in the third quarter of 2002 and 35.7 % in the third quarter of 2001.

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

For the third quarter of 2002, the banking segment's net interest income totaled $22.6 million, an increase of $4.7 million, or 26%, as compared to $17.9 million recorded in the same quarter of 2001. This increase was the direct result of earning asset growth, particularly in the loan portfolio. The banking segment's non-interest income totaled $7.4 million for the third quarter of 2002 and increased $2.9 million, or 64%, when compared to the prior year quarterly total of $4.5 million. Contributing to this increase was a $2.1 million increase in fees on mortgage loans sold. The banking segment's after-tax profit for the quarter ended September 30, 2002, totaled $7.8 million, an increase of $2.4 million, or 45%, as compared to the prior year quarterly total of $5.4 million. On a year-to-date basis, net interest income totaled $66.2 million for the first nine months of 2002, an increase of $14.7 million, or 28%, as compared to the $51.5 million recorded last year. Non-interest income increased $3.4 million to $16.8 million in the first nine months of 2002. This increase was due primarily to a $2.5 million increase in fees on mortgage loans sold resulting from higher levels of refinancing activity as well as increased service charges on deposit accounts of $499,000 due to a larger deposit base and a greater number of accounts at the banking subsidiaries. The banking segment's after-tax profit for the nine months ended September 30, 2002, totaled $21.1 million, an increase of $5.9 million, or 39%, as compared to the prior year total of $15.2 million. The banking segment accounted for the majority of the Company's total asset growth since September 30, 2001, increasing by $980 million.

Net interest income from the premium finance segment totaled $8.6 million for the quarter ended September 30, 2002, an increase of $1.7 million, or 25%, over the $6.9 million recorded in the same quarter of 2001. This improvement was due to an increase in average premium finance receivables of approximately 35%. Non-interest income for the three months ended September 30, 2002 totaled $656,000 million, compared to $1.3 million in the same quarter of 2001. Gains from the sale of premium finance receivables decreased by $609,000 compared to the same period last year. After-tax profit for the premium finance segment totaled $3.4 million for the three-month period ended September 30, 2002, an increase of $555,000, or 19%, over the same period of 2001. This increase was due to higher levels of premium finance receivables resulting from targeted marketing programs and market increases in insurance premiums charged by insurance carriers. On a year-to-date basis, net interest income totaled $24.8 million for the first nine months of 2002, an increase of $5.4 million, or 28%, as compared to the $19.4 million recorded in the same period last year. Non-interest income decreased $114,000 to $3.5 million in the first nine months of 2002. The proceeds from a partial settlement during the first quarter of 2002 related to the premium finance defalcation which occurred and was recognized in 2000 of $1.25 million was offset by a decrease of $1.4 million on gains from the sale of premium finance receivables compared to the same period last year. The premium finance segment's after-tax profit for the nine months ended September 30, 2002 totaled $10.8 million, an increase of $3.2 million, or 42%, as compared to the prior year period total of $7.6 million.

The indirect auto segment recorded $2.0 million of net interest income for the third quarter of 2002, an increase of $218,000, or 12%, as compared to the 2001 quarterly total. Average outstanding loans decreased 3% in the third quarter of 2002, compared to the same quarter of 2001. After-tax segment profit totaled
$916,000 for the three-month period ended September 30 2002, an increase of $290,000, or 46%, when compared to the same period of 2001. The increase in this segment's profitability was caused mainly by lower variable rate funding costs in the third quarter of 2002 contributing to the higher levels of net interest income. On a year-to-date basis, net interest income totaled $6.1 million for the first nine months of 2002, an increase of $1.3 million, or 26%, as compared to the $4.8 million recorded in the same period last year. The indirect auto segment's after-tax profit for the nine months ended September 30, 2002 totaled $2.5 million, an increase of $896,000, or 58%, as compared to the prior year period total of $1.6 million. Consistent with the after-tax profit contribution in the third quarter of 2002, year-to-date profitability was positively impacted due to lower variable rate funding costs.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. The Tricom segment reported net interest income of $1.2 million for the third quarter of 2002, an increase of $217,000, or 22%, compared to $976,000 reported in the same period of 2001. Non-interest income was $940,000 in the third quarter of 2002, a decrease of $55,000, or 6%, compared to $995,000 in the third quarter of 2001. The segment's after-tax profit was $466,000 in the third quarter of 2002, an increase of $149,000, or 47%, as compared to the prior year third quarter of $317,000. On a year-to-date basis, net interest income totaled $3.2 million for the first nine months of 2002, an increase of $366,000, or 13%, as compared to the $2.8 million recorded in the first nine months of 2001. Non-interest income decreased $443,000 to $2.7 million in the first nine months of 2002. The Tricom segment's after-tax profit for the nine months ended September 30, 2002, totaled $1.2 million, an increase of $304,000, or 33%, as compared to $919,000 in the first nine months of 2001. As discussed in Note 12 - Goodwill and Other Intangible Assets to the Company's unaudited consolidated financial statements, Tricom benefited from the adoption of SFAS 142. Ceasing amortization of goodwill contributed $86,000 to the segment's after-tax profit in the third quarter of 2002 and $258,000 to the segment's year-to-date 2002 after-tax profits.

The trust, asset management and brokerage segment reported net interest income of $1.2 million for the third quarter of 2002 compared to $188,000 for the same period last year. The rise in net interest income reported is due to the net interest allocated to the segment from non-interest bearing and interest-bearing account balances on deposit at the Banks and an increase in the segment's earning assets, primarily the interest-bearing brokerage customer receivables at WHI. This segment recorded non-interest income of $7.1 million for the third quarter of 2002 as compared to $486,000 for the same quarter of 2001, an increase of $6.6 million. The increase is attributable to the revenues from the Wayne Hummer Companies. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. The trust, asset management and brokerage segment's after-tax profit totaled $35,000 for the three-month period ended September 30, 2002, as compared to an after-tax loss of $114,000 for the same period of 2001. On a year-to-date basis, net interest income totaled $2.6 million for the first nine months of 2002, an increase of $2.0 million over the $540,000 recorded last year. Non-interest income increased $17.9 million to $19.4 million in the first nine months of 2002. The increase is attributable to the revenues from the Wayne Hummer Companies. This segment's after-tax loss for the nine months ended September 30, 2002, totaled $194,000, an improvement of $224,000 as compared to the prior year loss of $418,000. The increased contribution in net interest income and after tax profit in the third quarter of 2002 and the year-to-date 2002 results from this segment were primarily the result of the migration of funds from the money market mutual fund balances managed by WHAMC into deposit accounts of the Banks. See Note 5 - Deposits on page 7 for additional information on these deposits.

FINANCIAL CONDITION

Total assets were $3.58 billion at September 30, 2002, an increase of $1.1 billion, or 42%, over $2.52 billion at September 30, 2001, and $871 million, or 43% on an annualized basis, over $2.71 billion at December 31, 2001. Growth at the newer Banks and branches along with market share increases at the more mature Banks and the addition of the Wayne

Hummer Companies were the primary factors for the increases since year-end, adding $796 million and $75 million in total assets, respectively. Total funding, which includes retail deposits, wholesale borrowings and Long-term Debt-Trust Preferred Securities, was $3.28 billion at September 30, 2002, an increase of $939 million, or 40%, over the September 30, 2001 reported amounts, and $745 million, or 39% on an annualized basis, since December 31, 2001. The increased funding was primarily utilized to fund growth in the loan portfolio of $660 million since September 30, 2001 and $465 million since year-end. See Notes 3-7 of the Company's unaudited consolidated financial statements on pages 6-8 for additional period-end detail.

During the third quarter, the Company purchased $41.1 million of Bank Owned Life Insurance ("BOLI"). The BOLI policies were purchased to consolidate existing term life insurance contracts of executive officers to mitigate the mortality risk associated with death benefits provided for in the executives' employment contracts. The BOLI balances are included in "Accrued interest receivable and other assets" on the Company's consolidated statement of condition. Adjustments to the cash surrender value of the BOLI policies are recorded as non-interest income. As a non-interest earning asset, the purchase of the BOLI policies in the third quarter of 2002 contributed three basis points to the decline in net interest margin as compared to the second quarter of 2002.


INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

                                                                                 THREE MONTHS ENDED
                                                ------------------------------------------------------------------------------------
                                                    SEPTEMBER 30, 2002              June 30, 2002            September 30, 2001
                                                ---------------------------- -------------------------------------------------------
  (Dollars in thousands)                            BALANCE       PERCENT        Balance       Percent      Balance       Percent
  -------------------------------------------------------------------------- -------------------------------------------------------
  Loans:
     Commercial and commercial real estate      $   1,171,503       37   %    $  1,059,413      38   %   $    836,998         38  %
     Home equity                                      335,980       11             304,674      11            221,167         10
     Residential real estate (1)                      186,696        6             161,663       6            146,298          7
     Premium finance receivables                      491,486       16             432,603      16            362,875         16
     Indirect auto loans                              185,173        6             183,209       6            190,622          8
     Tricom finance receivables                        20,274        1              18,436       1             17,977          1
     Other loans                                       61,127        2              58,970       2             72,531          3
                                                ---------------------------- -------------------------------------------------------
  Total loans, net of unearned income           $   2,452,239       79   %    $  2,218,968      80   %   $  1,848,468         83  %
  Liquidity management assets (2)                     611,355       19             484,483      17            372,353         17
  Other earning assets (3)                             56,836        2              71,100       3                 --        --
                                                ---------------------------- -------------------------------------------------------
    Total earning assets                        $   3,120,430      100   %    $  2,774,551     100   %   $  2,220,821        100  %
                                                ============================ =======================================================

    Total assets                                $   3,392,669                 $  2,992,133               $  2,405,547
                                                ================             ================            ===============

    Total earning assets to total assets                            92   %                      93   %                        92  %
                                                                ============                 ============               ============
---------------------------------------------------

(1)   Includes mortgages held for sale
(2)   Liquidity   management  assets  include   available-for-sale   securities,
      interest earning deposits with banks and federal funds sold.
(3) Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the third quarter of 2002 increased $346 million, or 49% on an annualized basis, over the second quarter of 2002. The ratio of average earning assets as a percent of total average assets remained consistent at approximately 92% - 93% as of each reporting period date shown in the above table.

Loan growth continued to fuel the Company's earning asset growth in the third quarter of 2002. Total average loans increased by $233 million over the previous quarter. Commercial and commercial real estate loans grew on average by 42%, home equity by 41% and premium finance receivables by 54%, all on an annualized basis, over the second quarter of 2002. The residential real estate average loan growth is attributable to the growth in average balances of mortgages held for sale.

Average earning assets for the third quarter of 2002, increased $900 million, or 41%, over the year-earlier third quarter. Average loans accounted for $604 million of the total average earning asset growth. Average other earning assets, comprising the trading account securities and brokerage customer receivables as a result of the acquisition of the Wayne Hummer Companies, contributed $57 million to total average earning asset growth.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

                                                                                      NINE MONTHS ENDED
                                                              -------------------------------------------------------------------
                                                                    SEPTEMBER 30, 2002                  September 30, 2001
                                                              --------------------------------    -------------------------------
  (Dollars in thousands)                                          BALANCE          PERCENT            Balance         Percent
  -------------------------------------------------------     -----------------  -------------    ----------------- -------------
  Loans:
      Commercial and commercial real estate                    $   1,073,017         38  %         $     751,938         37  %
      Home equity                                                    305,475         11                  199,060         10
      Residential real estate (1)                                    172,560          6                  145,907          7
      Premium finance receivables                                    445,814         16                  355,553         17
      Indirect auto loans                                            184,586          6                  191,904          9
      Tricom finance receivables                                      18,954          1                   18,447          1
      Other loans                                                     61,651          2                   70,164          3
                                                              -----------------  -------------    ----------------- -------------
  Total loans, net of unearned income                          $   2,262,057         80  %         $   1,732,973         84  %
  Liquidity management assets (2)                                    517,856         18                  331,602         16
  Other earning assets (3)                                            57,663          2                       --         --
                                                              -----------------  -------------    ----------------- -------------
    Total earning assets                                       $   2,837,576        100  %         $   2,064,575        100  %
                                                              =================  =============    ================= =============

    Total assets                                               $   3,068,189                       $   2,245,797
                                                              =================                   =================

    Total earning assets to total assets                                             92  %                               92  %
  -------------------------------------------------------                        =============                      =============

(1)   Includes mortgages held for sale.
(2)   Liquidity   management  assets  include   available-for-sale   securities,
      interest earning deposits with banks and federal funds sold.
(3) Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the nine months ended September 30, 2002 increased $773 million, or 37%, over the first nine months of 2001. The ratio of year-to-date total average earning assets as a percent of year-to date total average assets remained stable at approximately 92% for each reporting period shown in the above table, consistent with this ratio on a quarterly basis. Loan growth has fueled the Company's year-to-date total earning asset growth in 2002. Total average loans increased by $529 million in the first nine months of 2002 over the same period in the previous year. Commercial and commercial real estate loans grew on average by 43%, home equity by 53% and premium finance receivables by 25% in the first nine months of 2002 compared to the first nine months of 2001.


DEPOSITS

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

                                                                               THREE MONTHS ENDED
                                             ---------------------------------------------------------------------------------------
                                                  SEPTEMBER 30, 2002             June 30, 2002              September 30, 2001
                                             --------------------------------------------------------- -----------------------------
    (Dollars in thousands)                       BALANCE        PERCENT      Balance       Percent        Balance        Percent
  ------------------------------------------ --------------------------------------------------------- -----------------------------
     Non-interest bearing                     $     274,325       10  %   $    241,180        10  %    $    212,189           10 %
     NOW                                            316,889       11           286,013        12            214,208           10
     Brokerage customer deposits                    152,723        5            14,631         1                 --          --
     Money market                                   374,147       13           364,754        15            305,384           14
     Savings                                        136,551        5           130,247         5            121,664            6
     Time certificate of deposits                 1,559,234       56         1,407,602        57          1,263,841           60
                                             --------------------------------------------------------- -----------------------------
         Total deposits                       $   2,813,869      100      $  2,444,427       100       $  2,117,286          100   %
                                             ========================================================= =============================

Total average deposits for the third quarter of 2002 were $2.81 billion, an increase of $697 million, or 33%, over the third quarter of 2001 and an increase of $369 million, or 60% on an annualized basis, over the second quarter of 2002.

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust has undertaken efforts to migrate funds from the money market mutual fund balances managed by Wayne Hummer Asset Management Company into deposit accounts of the Wintrust Banks ("Brokerage customer deposits" in table above). Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. As of September 30, 2002, $179.8 million had migrated into an insured bank deposit product at the various Banks. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC-insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds. As of October 31, 2002, a total of approximately $195 million was resident in this account and Wintrust estimates that approximately $200 to $300 million may migrate to the Banks by the end of 2002. Excluding these deposits, average deposits increased $231, or 38% on an annualized basis, over the second quarter of 2002.



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

Average total interest-bearing funding, from sources other than deposits and including trust preferred securities, decreased by $15 million in the third quarter of 2002 to $306 million, compared to the second quarter of 2002 average balance of $321 million. These funding sources increased by $187 million compared to the third quarter of 2001 average total balance of $118 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

                                                                                              THREE MONTHS ENDED
                                                                          ----------------------------------------------------------
                                                                             SEPTEMBER 30,         June 30,         September 30,
    (In thousands)                                                               2002                2002                2001
  ----------------------------------------------------------------------- --------------------------------------- ------------------
     Notes payable                                                         $         50,429    $        66,323     $        25,261
     Federal Home Loan Bank advances                                                139,900            104,938              22,500
     Federal funds purchased                                                          3,318             24,386                 886
     Securities sold under repurchase agreements                                     21,665             19,230              18,582
     Wayne Hummer Companies borrowings                                               34,366             49,648                  --
     Other                                                                            5,000              5,000                  --
     Long-term Debt - Trust Preferred Securities                                     51,050             51,050              51,050
                                                                          --------------------------------------- ------------------
       Total other funding sources                                         $        305,728    $       320,575     $       118,279
                                                                          ======================================= ==================

The Wayne Hummer Companies borrowings consist of demand obligations to third party banks primarily collateralized with customer assets at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations at rates approximating fed funds. The decrease in the average balance in the third quarter of 2002 compared to the second quarter of 2002 is a result of lower balances required to finance securities purchased by customers on margin.

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

Subsequent to the end of the third quarter, the Company renewed its revolving loan agreement ("Agreement") with an unaffiliated bank (notes payable in above table). The total amount of the Agreement was increased to $75 million, comprised of a $50 million revolving note that matures on December 31, 2003 and a $25 million revolving note that matures on February 27, 2006. This renewal increased the Company's available funding by $5 million over the amount provided under the previous Agreement. Additionally, subsequent to the end of the third quarter, the Company completed a $25 million subordinated debt agreement with an unaffiliated bank.



SHAREHOLDERS' EQUITY

Total shareholders' equity was $218.0 million at September 30, 2002 and increased $80.0 million since September 30, 2001 and $76.8 million since the end of 2001. The increase from year-end was the result of the Company's issuance of 762,742 shares, or $15.0 million, of its common stock in the acquisition of the Wayne Hummer Companies, issuance of 1,362,750 shares of common stock through an underwritten public offering completed in July 2002 (including the sale of shares subject to the underwriters' over-allotment option), through which the Company realized net proceeds of approximately $36.5 million, net income of $20.0 million, $5.7 million of proceeds from the issuance of the Company's common stock as the result of the exercise of stock options and warrants and through the Company's employee stock purchase plan and director compensation plan, a $1.5 million decrease in the unrealized loss on securities and derivative financial instruments offset by $1.9 million of cash dividends paid on the Company's common stock. The annualized return on average equity for the nine months ended September 30, 2002 decreased to 14.98% as compared to 15.44% for the first nine months of 2001.

On June 14, 2002 Wintrust announced the closing of an underwritten public offering of 1,185,000 shares of common stock at a price of $28.70 per share. Wintrust sold all 1,185,000 shares of common stock. In connection with the offering, Wintrust granted the underwriters of the offering a 30-day over-allotment option to purchase up to an additional 177,750 shares, which was exercised and closed in July, 2002. Net proceeds to the Company, including the
over-allotment   option
and after deducting the underwriting discount and estimated offering expenses, were approximately $36.5 million. The net proceeds of this offering will be used to increase the capital at our existing Banks, to pursue growth opportunities (internal, additional de novo locations and possible acquisitions) and for general corporate purposes.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

                                                                         SEPTEMBER 30,          December 31,         September 30,
                                                                             2002                   2001                 2001
                                                                      --------------------   -------------------   -----------------
   Leverage ratio                                                               7.2  %                7.1  %               7.3  %
   Tier 1 risk-based capital ratio                                              8.0                   7.7                  8.1
   Total risk-based capital ratio                                               8.6                   8.5                  9.0
   Dividend payout ratio                                                        7.7                   7.4                  7.4
-------------------------------------------------------------------   --------------------------------------------------------------

                                                                            Minimum
                                                                            Capital              Adequately              Well
                                                                         Requirements           Capitalized           Capitalized
                                                                      --------------------   -------------------   -----------------
   Leverage ratio                                                               3.0  %                4.0  %               5.0  %
   Tier 1 risk-based capital ratio                                              4.0                   4.0                  6.0
   Total risk-based capital ratio                                               8.0                   8.0                 10.0
-------------------------------------------------------------------   --------------------------------------------------------------

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. As previously discussed, subsequent to the end of the third quarter, the Company completed a $25 million subordinated debt agreement with an unaffiliated bank. This amount, in its entirety, qualifies as Tier II regulatory capital. The Company's total risk-based capital ratio at September 30, 2002 would have been 9.4%, had this amount been included.

On January 24, 2002, Wintrust declared a semi-annual cash dividend of $0.06 per common share. In July, the Company also declared a semi-annual cash dividend of $0.06 per common share, paid August 20, 2002 to shareholders of record on August 6, 2002. Both 2002 semi-annual dividends represent a 29% increase over the comparable dividends per share paid in 2001.

The Company has repurchased no shares of the Company's common stock since the third quarter of 2000.

ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for loan losses for the periods presented is shown below:

                                                                Three Months Ended                      Nine Months Ended
                                                                   September 30,                          September 30,
                                                       -------------------------------------- --------------------------------------
(Dollars in thousands)                                        2002               2001                 2002               2001
--------------------------------------------------------------------------------------------- --------------------------------------
BALANCE AT BEGINNING OF PERIOD                          $     16,009      $     12,111        $       13,686       $     10,433
PROVISION FOR LOAN LOSSES                                      2,504             2,100                 7,335              6,002

CHARGE-OFFS:
   Commercial and commercial real estate loans                   379               359                   782                734
   Home equity loans                                              --                25                    --                 25
   Residential real estate loans                                   3                11                     3                 24
   Consumer and other loans                                       24                 7                   172                 27
   Premium finance receivables                                 1,034               751                 2,878              2,299
   Indirect automobile loans                                     165               251                   640                741
   Tricom finance receivables                                      1                --                    10                 --
                                                       ----------------   ---------------     -----------------    ---------------
     Total charge-offs                                         1,606             1,404                 4,485              3,850
                                                       ----------------   ---------------     -----------------    ---------------

RECOVERIES:
   Commercial and commercial real estate loans                   144               152                   279                156
   Home equity loans                                              --                --                    --                 --
   Residential real estate loans                                  --                --                    --                 --
   Consumer and other loans                                        3                --                    15                 --
   Premium finance receivables                                   111                73                   240                202
   Indirect automobile loans                                      33                62                   103                151
   Tricom finance receivables                                      1                --                    26                 --
                                                       ----------------   ---------------     -----------------    ---------------
     Total recoveries                                            292               287                   663                509
                                                       ----------------   ---------------     -----------------    ---------------
NET CHARGE-OFFS                                                (1,314)           (1,117)               (3,822)            (3,341)
                                                       ----------------   ---------------     -----------------    ---------------
BALANCE AT SEPTEMBER 30                                 $     17,199      $     13,094        $       17,199       $     13,094
                                                       ================   ===============     =================    ===============

Annualized net charge-offs as a percentage of average:
   Commercial and commercial real estate loans                  0.08   %          0.10   %              0.06   %           0.10   %
   Home equity loans                                              --              0.04                    --               0.02
   Residential real estate loans                                0.01              0.03                    --               0.02
   Consumer and other loans                                     0.14              0.04                  0.34               0.05
   Premium finance receivables                                  0.75              0.74                  0.79               0.79
   Indirect automobile loans                                    0.28              0.39                  0.39               0.41
   Tricom finance receivables                                     --                --                  (0.11)               --
                                                       ----------------   ---------------     -----------------    ---------------
     Total loans                                                0.21   %          0.24   %              0.23   %           0.26   %
                                                       ================   ===============     =================    ===============

Net  charge-offs  as a percentage of the provision for
   loan losses                                                 52.48   %         53.19   %             52.11   %          55.66   %
                                                       -------------------------------------- --------------------------------------

Loans at September 30                                                                         $    2,483,892       $   1,823,801
                                                                                              --------------------------------------
Allowance as a percentage of loans at period-end                                                        0.69   %            0.72  %
                                                                                              ======================================

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Loan quality is continually monitored by management and is reviewed by the Banks' Boards of Directors and their Credit Committees on a monthly basis. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on management's assessment of the adequacy of the allowance for loan losses. Management evaluates on a quarterly basis a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent and other potential problem loans, and economic conditions and trends in the market area in assessing the adequacy of the allowance for loan losses.

The provision for loan losses totaled $2.5 million for the third quarter of 2002, an increase of $404,000 from a year earlier. For the quarter ended September 30, 2002, net charge-offs totaled $1.3 million, up from the $1.1 million of net charge-offs recorded in the same period of 2001. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.21% in the third quarter of 2002 from 0.24% in the same period in 2001.

On a year-to-date basis, the provision for loan losses totaled $7.3 million for the first nine months of 2002, an increase of $1.3 million over the same period last year. Net charge-offs for the first nine months of 2002 increased to $3.8 million, a $481,000 or 14% increase over the $3.3 million recorded in the same period last year. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.23% for the first nine months of 2002 from 0.26% in the first nine months of 2001.

The allowance for loan losses is maintained at a level believed adequate by management to cover losses inherent in the portfolio and is based on an assessment of individual problem loans, actual and anticipated loss experience and other pertinent factors. The allowance for loan losses consists of an allocated and unallocated component. The Company reviews potential problem loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial, commercial real estate, residential real estate, home equity, premium finance receivables, indirect automobile, Tricom finance receivables and consumer. The reserve percentages applied to these loan groups attempts to account for the inherent risk in the portfolio based upon various factors including industry concentration, geographical concentrations, local and national economic indicators, levels of delinquencies, historical loss experience including an analysis of the lack of maturity in the loan portfolio, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors. The unallocated portion of the allowance for loan losses reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Management believes the unallocated portion of the allowance for loan losses is necessary due to the imprecision inherent in estimating expected future credit losses. The amount of future additions to the allowance for loan losses will be dependent upon the economy, changes in real estate values, interest rates, the regulatory environment, the level of past-due and non-performing loans, and other factors. (See "Past Due Loans and Non-performing Assets" below).

The increase in the allowance for loan losses of $3.5 million from December 31, 2001 to September 30, 2002 is primarily related to growth in the commercial and commercial real estate portfolio of $242.8 million, or 32% on an annualized basis and growth in the premium finance receivables portfolio of $122.3 million, or 47% on an annualized basis. The allowance for loan losses as a percentage of total loans was 0.69% at September 30, 2002 compared to 0.72% at September 30, 2001. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio has increased by only $456,000 from the prior year and the allocated loss has been reduced due to
improvement  in  the  delinquencies,   underwriting   standards  and  collection
routines.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets as of the dates presented:

                                                               SEPTEMBER 30,       June 30,       December 31,     September 30,
(Dollars in thousands)                                             2002              2002             2001             2001
------------------------------------------------------------ ------------------ --------------- ----------------- ----------------
PAST DUE GREATER THAN 90 DAYS AND STILL ACCRUING:
   Residential real estate and home equity                   $            306   $          16   $           168   $          928
   Commercial, consumer and other                                       2,247           1,055             1,059              495
   Premium finance receivables                                          2,170           2,141             2,402            3,131
   Indirect automobile loans                                              384             340               361              384
   Tricom finance receivables                                              --              --                --               --
                                                             ------------------ --------------- ----------------- ----------------
      Total past due greater than 90 days and still accruing            5,107           3,552             3,990            4,938
                                                             ------------------ --------------- ----------------- ----------------

NON-ACCRUAL LOANS:
   Residential real estate and home equity                                346             401             1,385              869
   Commercial, consumer and other                                       1,430           1,528             1,180              900
   Premium finance receivables                                          4,731           5,417             5,802            6,042
   Indirect automobile loans                                              409             163               496              364
   Tricom finance receivables                                              75             104               104              207
                                                             ------------------ --------------- ----------------- ----------------
      Total non-accrual                                                 6,991           7,613             8,967            8,382
                                                             ------------------ --------------- ----------------- ----------------

TOTAL NON-PERFORMING LOANS:
   Residential real estate and home equity                                652             417             1,553            1,797
   Commercial, consumer and other                                       3,677           2,583             2,239            1,395
   Premium finance receivables                                          6,901           7,558             8,204            9,173
   Indirect automobile loans                                              793             503               857              748
   Tricom finance receivables                                              75             104               104              207
                                                             ------------------ --------------- ----------------- ----------------
      Total non-performing loans                                       12,098          11,165            12,957           13,320
                                                             ------------------ --------------- ----------------- ----------------
OTHER REAL ESTATE OWNED                                                   353             756               100              244
                                                             ------------------ --------------- ----------------- ----------------
TOTAL NON-PERFORMING ASSETS                                  $         12,451   $      11,921   $        13,057   $       13,564
                                                             ================== =============== ================= ================

Total non-performing loans by category as a percent of
its own respective category:
   Residential real estate and home equity                               0.13  %        0.09  %          0.39  %         0.49  %
   Commercial, consumer and other                                        0.28           0.22             0.21            0.15
   Premium finance receivables                                           1.47           1.64             2.36            2.73
   Indirect automobile loans                                             0.43           0.27             0.47            0.39
   Tricom finance receivables                                            0.36           0.54             0.57            1.08
                                                               ------------------ --------------  --------------- ---------------
      Total non-performing loans                                         0.49  %        0.48  %          0.64  %         0.73  %
                                                               ================== ==============  =============== ===============

Total non-performing assets as a
   percentage of total assets                                            0.35  %        0.37  %          0.48  %         0.54  %
                                                               ================== ==============  =============== ===============

Allowance for loan losses as a
   percentage of non-performing loans                                  142.16  %      143.39  %       105.63   %        98.30  %
                                                               ================== ==============  =============== ===============

The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Residential Real Estate, Commercial, Consumer and Other Loans

Total non-performing loans for Wintrust's residential real estate, commercial, consumer and other loans were $4.3 million, up from the $3.0 million reported at June 30, 2002, and from the $3.8 million reported at December 31, 2001. These loans consist primarily of a small number of commercial, residential real estate and home equity loans, which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management to monitor the status of these credits and work with the borrowers to resolve these problems effectively.


Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of September 30, 2002 and 2001, and the amount of net charge-offs for the nine months then ended.

                                                                                    SEPTEMBER 30,              September 30,
  (Dollars in thousands)                                                                 2002                       2001
  --------------------------------------------------------------------------  --------------------------  ------------------------
  Non-performing premium finance receivables                                   $              6,901        $             9,173
     - as a percent of premium finance receivables                                             1.47%                     2.73%

  Net charge-offs of premium finance receivables                               $              2,638        $             2,097
  - annualized as a percent of premium finance  receivables                                    0.79%                     0.79%
  --------------------------------------------------------------------------  --------------------------  ------------------------


The improvement in the level of non-performing premium finance receivables since September 30, 2001 is indicative of actions taken by management. As noted in Wintrust's prior quarterly earnings releases in 2001, Wintrust has eliminated more than 1,300 relationships with certain insurance agents that were referring new business to our premium finance subsidiary that had relatively small balances and higher than normal delinquency rates. The business associated with those accounts has become a less significant percent of the entire portfolio and is nearly extinguished. Management continues to see progress in this portfolio and continues to expect the level of non-performing loans related to this portfolio to remain at relatively low levels.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $793,000 at September 30, 2002, decreasing from $857,000 at December 31, 2001 and up slightly from $748,000 at September 30, 2001. The ratio of these non-performing loans to total indirect automobile loans decreased to 0.43% of total indirect automobile loans at September 30, 2002 from 0.47% at December 31, 2001 and increased slightly from 0.39% at September 30, 2001. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total indirect automobile loans has decreased from 0.39% in the third quarter of 2001 to 0.28% in the third quarter of 2002. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to de-emphasize, in relation to other loan categories, growth in the indirect automobile loan portfolio. Indirect automobile loans at September 30, 2002 were $185 million, up less than $1 million from December 31, 2001 but down $7 million, or 3% from September 30, 2001.

Potential Problem Loans

Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of "Past Due Loans and Non-performing Assets" on page 36. Accordingly, at the periods presented in this report, the Company has no potential problem loans as defined by Securities and Exchange Commission regulations.

Credit Quality Review Procedures

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system ("Watch List") as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under "Past Due Loans and Non-performing Assets," there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These Watch List credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management's philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List. The principal amount of loans on the Company's Watch List as of September 30, 2002 and June 30, 2002 was approximately $40.1 million and $48.8 million, respectively. We believe these loans are performing and, accordingly, do not cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

Interest rate risk arises when the maturity or repricing periods and interest rate indices of interest earning assets, interest bearing liabilities, and derivative financial instruments are different. The Company continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income is identified, management then would take appropriate actions with its asset-liability structure to counter these potentially adverse situations. Please refer to the "Net Interest Income" section for further discussion of the net interest margin.

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

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of September 30, 2002, the Company had $75 million notional principal amount of interest rate cap contracts outstanding that mature between January 2003 and February 2003. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products. Additionally, during 2001, the Company entered into a $25 million notional principal amount interest rate swap contract that matures in February 2004. This contract effectively converts a portion of the Company's floating-rate notes payable to a fixed-rate basis, thus reducing the impact of rising interest rates on future interest expense.

During the first nine months of 2002, the Company also entered into certain covered call option transactions related to certain securities held by the Company. These transactions are designed to increase the total return associated with holding these securities as earning assets and are not used to manage exposure to changing market interest rates. However, the Company's exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no call options outstanding as of September 30, 2002.

The Company's exposure to market risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net interest income and to adjust balance sheet and off-balance sheet instruments to minimize the inherent risk while at the same time maximize income. Tools used by management include a standard gap report and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates, and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment.

Subsequent to the end of the third quarter, the Company entered into two separate derivative financial instruments. An interest rate swap contract was entered into to swap the newly issued subordinated debt, (See "Shareholders Equity" on page 33) effectively converting this debt from variable-rate to fixed-rate. Additionally, an interest rate swap contract was entered into to swap the Company's 9% Trust Preferred Securities, effectively converting them from fixed-rate to variable-rate (See

Note 10-Derviative Financial Instruments on page 11). Both of these interest rate swap contracts qualify as effective hedges pursuant to SFAS 133.

Standard gap analysis starts with contractual repricing information for assets, liabilities and derivative financial instruments. These items are then combined with repricing estimations for administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets, other liabilities. The following table illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as of September 30, 2002:

                                                                                TIME TO MATURITY OR REPRICING
                                                          -----------------------------------------------------------------------
                                                                0-90          91-365          1-5        Over 5
  (Dollars in thousands)                                        Days           Days          Years        Years        Total
  -------------------------------------------------------------------------------------------------------------------------------
  ASSETS:
  Liquidity management assets                               $  517,343       $ 58,475     $  61,992      $ 39,025   $  676,835
  Loans, net of unearned income (1)                          1,591,285        438,314       448,592        63,938    2,542,129
  Other earning assets                                          50,186             --            --            --       50,186
                                                          -----------------------------------------------------------------------
     Total earning assets                                    2,158,814        496,789       510,584       102,963    3,269,150
  Other non-earning assets                                          --             --            --       307,625      307,625
                                                          -----------------------------------------------------------------------
     Total assets (RSA)                                     $2,158,814       $496,789     $ 510,584      $410,588   $3,576,775
                                                          =======================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits (2)                             $1,480,086       $645,961     $ 547,787      $ 16,447   $2,690,281
  Federal Home Loan Bank advances                                   --             --       118,750        21,250      140,000
  Notes payable and other borrowings                           112,870             --            --            --      112,870
  Long-term Debt - Trust Preferred Securities                       --             --            --        51,050       51,050
                                                          -----------------------------------------------------------------------
     Total interest-bearing liabilities                      1,592,956        645,961       666,537        88,747    2,994,201
  Demand deposits                                                   --             --            --       281,204      281,204
  Other liabilities                                                 --             --            --        83,342       83,342
  Shareholders' equity                                              --             --            --       218,028      218,028

  EFFECT OF DERIVATIVE FINANCIAL INSTRUMENTS:
  Interest rate swap (Company pays fixed, receives
     floating)                                                 (25,000)             --        25,000            --           --
                                                          -----------------------------------------------------------------------
     Total liabilities and shareholders' equity including
      effect of derivative financial instruments (RSL)      $1,567,956       $645,961     $ 691,537      $671,321   $3,576,775
                                                          =======================================================================

  Repricing gap (RSA - RSL)                                  $ 590,858     $ (149,172)   $ (180,953)   $(260,733)
  Cumulative repricing gap                                   $ 590,858     $  441,686    $  260,733    $       --

  Cumulative RSA/Cumulative RSL                                     138%           120%          109%
  Cumulative RSA/Total assets                                        60%            74%           89%
  Cumulative RSL/Total assets                                        44%            62%           81%

  Cumulative GAP/Total assets                                        17%            12%            7%
  Cumulative GAP/Cumulative RSA                                      27%            17%            8%
  -------------------------------------------------------------------------------------------------------------------------------

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

Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an immediate permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis also includes the impact of both interest rate cap agreements mentioned above. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates as of the dates shown is as follows:

                                                                                                 + 200 BASIS         - 200 BASIS
                                               `                                                    POINTS              POINTS
                                                                                                ---------------     ---------------
Percentage change in net interest income due to an immediate permanent 200 basis point parallel shift in the yield curve: (1)
         SEPTEMBER 30, 2002                                                                          15.7    %            (26.1)  %
         December 31, 2001                                                                            7.2    %            (11.4)  %
         September 30, 2001                                                                           6.8    %             (6.4)  %

-------------------------------------------------------------------------------------------------

(1) The September 30, 2002 and the December 31, 2001 200 basis point immediate permanent downward parallel shift in the yield curve impacted a majority of rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits may already be at their floor, or reprice significantly less than 200 basis points. This caused the results in a 200 basis point immediate permanent downward parallel shift in the yield curve to reflect a larger decrease in net interest income at September 30, 2002 and December 31, 2001 compared to September 30, 2001.

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


                                     ITEM 4
                             CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    ---------

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

99.2 Certification of Senior Executive Vice President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.
--------------------

    - Form 8-K report dated July 18, 2002, filed with the SEC on July 24, 2002, provided the Company's second quarter 2002 earnings release dated July 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)


Date: November 12, 2002             /s/ EDWARD J. WEHMER
                                    --------------------
                                    President and Chief Executive Officer



Date: November 12, 2002             /s/ DAVID A. DYKSTRA
                                    --------------------
                                    Senior Executive Vice President and
                                    Chief Operating Officer


Date: November 12, 2002             /s/ DAVID L. STOEHR
                                    -------------------
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERTIFICATIONS
--------------

I, Edward J. Wehmer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wintrust Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                 /s/  EDWARD J. WEHMER
                                 -----------------------------------------------
                                  Name:  Edward J. Wehmer
                                 Title:  President and Chief Executive Officer

CERTIFICATIONS
--------------

I, David A. Dykstra, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wintrust Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                      /s/  DAVID A. DYKSTRA
                                      ------------------------------------------
                                       Name: David A. Dykstra
                                      Title: Senior Executive Vice President and
                                             Chief Operating Officer

CERTIFICATIONS
--------------

I, David L. Stoehr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wintrust Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                            /s/  DAVID L. STOEHR
                                            ------------------------------------
                                             Name:  David L. Stoehr
                                            Title:  Executive Vice President and
                                                    Chief Financial Officer

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

99.2 Certification of Senior Executive Vice President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.