Form 10-K
period 2002-12-31
WINTRUST FINANCIAL CORP
filed 2003-03-27
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  X  Yes     No
                                   ---     ---


The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002 (the last business day of the registrant's most recently completed second quarter), determined using the closing price of the common stock on that day of $34.57, as reported by the Nasdaq National Market, was $548,394,039.

As of March 19, 2003, the registrant had 17,364,380 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2002, which is included as Exhibit 13.1 to this Form 10-K, are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 22, 2003 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
* INCLUDING PREFERRED SHARE PURCHASE RIGHTS RELATED THERETO

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
ITEM 1.   Business.........................................................    3

ITEM 2.   Properties.......................................................   19

ITEM 3.   Legal Proceedings................................................   21

ITEM 4.   Submission of Matters to a Vote of Security Holders..............   21

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters...........................................   22

ITEM 6.   Selected Financial Data..........................................   24

ITEM 7.   Management's Discussion and  Analysis of Financial Condition
             and Results of Operation......................................   24

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   24


ITEM 8.   Financial Statements and Supplementary Data......................   25


ITEM 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure......................................   33

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant...............   34

ITEM 11.  Executive Compensation...........................................   34

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters...............................   34

ITEM 13.  Certain Relationships and Related Transactions...................   35

ITEM 14.  Controls and Procedures..........................................   35

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   36

          Signatures.......................................................   42

          Certifications...................................................   44

                                     PART I

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois corporation (the "Company"), is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $3.7 billion at December 31, 2002. The Company engages in the business of providing traditional community banking services, trust and investment services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.

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

The Company provides trust and investment services in the communities served by the Banks through its wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. ("WHTC"), formerly known as Wintrust Asset Management Company, N.A. Through Wayne Hummer Investments, LLC ("WHI") and Wayne Hummer Asset Management Company ("WHAMC"), firms the Company acquired in February 2002 to expand its wealth management business, the Company provides brokerage and asset management services to over 35,000 customers, primarily in the Midwest, as well as to customers of the Banks. In addition, Focused Investment, LLC ("FI"), which is a wholly-owned subsidiary of WHI, provides a full range of investment services to individuals through a network of relationships with community-based financial institutions in Illinois. The Company provides financing for the payment of commercial insurance premiums ("premium finance receivables"), on a national basis, through First Insurance Funding Corporation ("FIFC"), a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. Tricom, Inc. of Milwaukee ("Tricom"), a wholly-owned subsidiary of Hinsdale Bank, provides short-term accounts receivable financing ("Tricom finance receivables") and out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry located throughout the United States. Through Hinsdale Bank, the Company operates its indirect auto segment, which provides new and used automobile loans through a large network of auto dealerships within the Chicago metropolitan area. All indirect auto loans are currently being purchased by the Banks and retained within their loan portfolios.

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

Additional information regarding the Company's business and strategies is included in the "Management's Discussion and Analysis" section of the 2002 Annual Report to Shareholders, which is filed as Exhibit 13.1 to this Form 10-K and Item 8 under "Supplemental Statistical Data". Such information is incorporated herein by reference and constitutes a part of this report.

COMMUNITY BANKING
-----------------

The Company provides banking and financial services to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the Banks' local service areas. These services include traditional demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The Banks offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

Each of the Banks was founded as a de novo banking organization within the last twelve years. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. In 1994, Lake Forest Bank opened a branch office in Lake Bluff. In early 2000 Lake Forest Bank opened a branch in Highwood to serve the Highwood-Fort Sheridan communities, and in 2002, Lake Forest Bank opened a branch in Highland Park. In 1993, Hinsdale Bank was opened to service the communities of Hinsdale and Burr Ridge. Hinsdale Bank established branch facilities in Clarendon Hills and Western Springs in 1996 and 1997, respectively. In early 2002, Hinsdale Bank opened a branch in Riverside. In 1994, North Shore Bank was started in order to service Wilmette and Kenilworth. North Shore Bank opened branch facilities in Glencoe during 1995 and 1998, in Winnetka during 1996 to service Winnetka and Northfield, and in Skokie during 1999. In 1995, Libertyville Bank was opened to service Libertyville, Vernon Hills and Mundelein. Libertyville Bank opened a branch facility in south Libertyville during 1998 to service south Libertyville an d Vernon Hills and in Wauconda during 2000. In December 1996, Barrington Bank was opened to service the greater Barrington/Inverness areas, and in September 2001, Barrington Bank established a branch facility in Hoffman Estates. In December 1997, Crystal Lake Bank was opened to serve the Crystal Lake/Cary communities, and in 1999 Crystal Lake Bank opened two new branch facilities in Crystal Lake. In February 2001, Crystal Lake Bank opened a branch facility in McHenry, and in early 2003 Crystal Lake Bank opened a branch facility in Cary. In November 2000, Northbrook Bank opened to serve the Northbrook, Glenview and Deerfield communities. All Banks are insured by the Federal Deposit Insurance Company ("FDIC") and are subject to regulation, supervision and regular examination by the Illinois Office of Banks and Real Estate, the Federal Reserve Bank and/or the Office of the Comptroller of Currency ("OCC").

WEALTH MANAGEMENT ACTIVITIES
----------------------------

The Company offers trust and investment management services in the communities served by the banks through its trust company subsidiary that is now called Wayne Hummer Trust Company, N.A. ("WHTC"). Assets under management by WHTC as of December 31, 2002 were approximately $445 million. WHTC is subject to regulation, supervision and regular examination by the OCC.

To expand its asset management business and to enter into the securities brokerage business, in February 2002, the Company acquired Wayne Hummer Investments, LLC, ("WHI"), a registered broker-dealer, Wayne Hummer Asset Management Company, ("WHAMC"), a registered investment adviser, and Focused Investments LLC, ("FI"), a broker-dealer and wholly-owned subsidiary of WHI, each based in Chicago. WHI, WHAMC and FI are collectively referred to as the Wayne Hummer Companies. The acquisition has enabled the Company to augment its fee-based revenue and to diversify its revenue stream by adding brokerage services as well as offering traditional banking products to the customers of the Wayne Hummer Companies.

Through WHI, the Company provides a full range of private client and securities brokerage services to approximately 35,000 customers, located primarily in the Midwest, with client assets of approximately $4.0 billion at December 31, 2002. FI provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily in Illinois. WHAMC provides money management services and advisory services to individual and institutional accounts, as well as four proprietary mutual funds, and also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC had approximately $700 million of assets under management at December 31, 2002.

To further expand the Company's wealth management business in the Chicago metropolitan area, on February 4, 2003, the Company completed the acquisition of Lake Forest Capital Management Company. Lake Forest Capital Management, a registered investment adviser with approximately $300 million of assets under management as of December 31, 2002, will operate as a separate division of Wayne Hummer Asset Management Company.

SPECIALTY LENDING
-----------------

FIFC commenced operations ten years ago and is headquartered in Northbrook, Illinois. Through FIFC the Company makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the nation. The insurance premiums financed are primarily for commercial customers' purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. Since the second quarter of 1999, the Company has also been selling some of the loan originations to an unrelated third party with servicing retained. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia. Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company's strategy to pursue specialty lending niches. It is located in Milwaukee, Wisconsin and has been in business over eleven years. Through Tricom, the Company provides high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom's clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2002, Tricom processed payrolls with associated client billings of approximately $244.7 million and contributed $7.7 million of revenues, net of interest expense, to the Company.

We engage in other specialty lending through divisions of our Banks, including indirect auto lending which we conduct through a division of Hinsdale Bank. The indirect automobile loans are diversified among many individual borrowers, secured by new and used automobiles and are generated by a network of automobile dealers located in the Chicago area with which we have established relationships. Like other consumer loans, the indirect auto loans are subject to the Banks' established credit standards. We regard substantially all of these loans as prime quality loans. Management continually monitors the dealer relationships to deter third party fraud, and the Banks are not dependent on any one dealer as a source of such loans. At December 31, 2002, our indirect auto loans were $178.2 million and comprised approximately 7% of our loan portfolio. Management is not pursuing growth in this segment and anticipates that this portfolio will comprise a smaller portion of the net loan portfolio in the future.

COMPETITION
-----------

The Company competes in the commercial banking industry through the Banks in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete directly in Cook, DuPage, Lake and McHenry counties with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Banks have developed a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as imposed on financial holding companies, Illinois banking corporations and national banking associations. In addition, the larger banking organizations have significantly greater resources than are available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services.

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

The Company's wealth management companies (WHTC, WHI, WHAMC and FI) compete with more established wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. The Company believes it can successfully compete for trust, asset management and brokerage business by offering personalized attention and customer service to small to mid-size businesses and affluent individuals. The hiring of several experienced professionals from the more established Chicago area trust and asset management companies is also expected to help in attracting new customer relationships. The Company will expand its asset management business in 2003 with its acquisition of Lake Forest Capital Management, a registered investment advisor located in Lake Forest, one of Wintrust's primary business areas. Lake Forest Capital Management had approximately $300 million of assets under management as of December 31, 2002, and will operate as a division of WHAMC. There can be no assurances, however, that WHTC, WHI, WHAMC and FI will be successful in establishing themselves as a preferred alternative to the larger trust and asset management companies, and that the Company will be successful in the integration of Lake Forest Capital Management into the Wintrust organization.

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

EMPLOYEES
---------

At December 31, 2002, the Company and its subsidiaries employed a total of 822 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

AVAILABLE INFORMATION
---------------------

The Company's internet address is www.wintrust.com. The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.

FORWARD-LOOKING STATEMENTS
--------------------------

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company's projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management's long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded wealth management services. De novo banks typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of wealth management services through the Company's acquisition of the Wayne Hummer Companies and Lake Forest Capital Management will depend on the successful integration of these businesses.

o    The  Company's  success to date has been and will  continue  to be strongly
     influenced  by  its  ability  to  attract  and  retain  senior   management
     experienced in banking and financial services.

o Although management believes the allowance for loan losses is adequate to absorb losses inherent in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.

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

o The conditions in the financial markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.



SUPERVISION AND REGULATION
--------------------------

Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC, WHTC, WHI, WHAMC, FI and Tricom. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company, the Banks, FIFC, WHTC, WHI, WHAMC, FI or Tricom. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

BANK HOLDING COMPANY REGULATION
-------------------------------

In connection with its acquisition of the Wayne Hummer Companies, in early 2002 the Company became a "financial holding company" as provided in the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act, enacted in November 1999, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Under the GLB Act, bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. Banking subsidiaries of financial holding companies are required to be "well capitalized" and "well-managed" as defined in the applicable regulatory standards. If these conditions are not maintained, and the financial holding company fails to correct any deficiency within 180 days, the Federal Reserve may require the Company to either divest control of its banking subsidiaries or, at the election of the Company, cease to engage in any activities not permissible for a bank holding company.

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

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a financial holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a business that is financial in nature or incidental thereto, and from engaging directly or indirectly in any activity that is not financial in nature or incidental thereto. Also, as discussed below, the Federal Reserve expects bank holding companies to maintain strong capital positions while experiencing growth. The Federal Reserve, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition.

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

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to its subsidiaries, and to commit resources to support the subsidiaries. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

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

As of December 31, 2002, the Company's total capital to risk-weighted assets ratio was 9.4%, its Tier 1 Capital to risk-weighted asset ratio was 8.0% and its leverage ratio was 7.0%.

DIVIDEND LIMITATIONS. Because the Company's consolidated net income consists largely of net income of the Banks and its non-bank subsidiaries, the Company's ability to pay dividends depends upon its receipt of dividends from these entities. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company, the Banks and its non-bank subsidiaries. See Part II, Item 5 for further discussion of dividend limitations.

Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company's net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by bank holding companies.

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

BANK REGULATION
---------------

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank and Northbrook Bank are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois
Commissioner. As an affiliate of these Banks, the Company is also subject to examination by the Illinois Commissioner. Barrington Bank, Crystal Lake Bank and WHTC are federally-chartered banks and are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Each of the

Banks and WHTC are members of the Federal Reserve Bank and, as such, is also subject to examination by the Federal Reserve. The deposits of the Banks are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (the "FDIA"), and the Banks are, therefore, also subject to supervision and examination by the FDIC. FDIA requires that the appropriate federal regulatory authority (the Federal Reserve Bank in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank and Northbrook Bank, or the OCC, in the case of Barrington Bank and Crystal Lake Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against either banks, holding companies or persons regarded as "institution affiliated parties." A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The FDIC also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.


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

CAPITAL REQUIREMENTS. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: "well-capitalized", "adequately-capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". As of December 31, 2002, each of the Company's Banks was categorized as "well-capitalized." Because the Company is designated as a financial holding company, each of the Banks is required to maintain capital ratios at or above the "well-capitalized" levels.

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators, including the Federal Reserve, the OCC and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

DIVIDENDS. As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank and Northbrook Bank may not pay dividends in an amount greater than their current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Banks and WHTC, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Similarly, as national associations supervised by the OCC, Barrington Bank, Crystal Lake Bank and WHTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

In addition to the foregoing, the ability of the Company, the Banks and WHTC to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described below. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

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

During 2002, the Banks paid deposit insurance premiums in the aggregate amount of $407,000.

Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of each of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FEDERAL RESERVE SYSTEM. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve, regulations generally require 3.0% reserves on the first $42.8 million of transaction accounts plus 10.0% on the remainder. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The

CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received a "satisfactory" rating from either the Federal Reserve or OCC on their most recent CRA performance evaluations. Because the Company is a financial holding company, failure of any of the Banks to maintain "satisfactory" CRA ratings could restrict further expansion of the Company's or the Banks' activities.

BROKERED DEPOSITS. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Each of the Banks is eligible to accept brokered deposits (as a result of its capital levels) and may use this funding source from time to time when management deems it appropriate from an asset/liability management perspective.

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

COMPLIANCE WITH CONSUMER PROTECTION LAWS. The Banks are also subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity
Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

     o    require banks to meet the credit needs of their communities;

     o require banks to disclose credit terms in meaningful and consistent ways;

     o prohibit discrimination against an applicant in any consumer or business credit transaction;

     o    prohibit discrimination in housing-related lending activities;

     o require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

     o require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

     o prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

     o prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.


INTERSTATE BANKING AND BRANCHING LEGISLATION. Under the Riegle-Neal Interstate Banking and Efficiency Act of 1994 (the "Interstate Banking Act"), adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, banks are permitted, under certain circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.


BROKER-DEALER AND INVESTMENT ADVISER REGULATION
-----------------------------------------------

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


MONETARY POLICY AND ECONOMIC CONDITIONS
---------------------------------------

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

SUPPLEMENTAL STATISTICAL DATA
-----------------------------

Pages 3, 68 and 69 of the 2002 Annual Report to Shareholders and Item 8 of this Form 10-K contain supplemental statistical data as required by The Exchange Act Industry Guide 3 which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, and Management's Discussion and Analysis which are contained in its 2002 Annual Report to Shareholders filed herewith as Exhibit
13.1 and incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's executive offices are located in the main bank facility of Lake Forest Bank. The Company also leases additional office space for its corporate staff directly across the street from Lake Forest Bank's main facility.

Lake Forest Bank operates from seven physical banking locations. Lake Forest Bank's main bank facility is located at 727 N. Bank Lane, Lake Forest, Illinois, and is a three story, 37,000 square foot brick building that includes a 15,200 square foot addition that was completed in May 1999. The Company's executive offices and staff of the holding company, Lake Forest Bank and WHTC are located on the second and third floors of the addition with first floor retail space leased to unrelated third parties. Lake Forest Bank constructed a drive-through, walk-up banking facility on land leased from the City of Lake Forest on the corner of Bank Lane and Wisconsin Avenue in Lake Forest, approximately one block north of the main banking facility. Lake Forest Bank also leases a 1,200 square foot full service banking facility at 103 East Scranton Avenue in Lake Bluff, Illinois; a 4,500 square foot full service banking facility on the west side of Lake Forest at 810 South Waukegan Road; and a drive-in and walk-up banking facility at 911 S. Telegraph Road in the West Lake Forest Train Station. In 2000, Lake Forest Bank constructed a new branch facility in Highwood, Illinois that includes a drive-through facility. During 2001, Lake Forest Bank closed a small office facility at a retirement community known as Lake Forest Place. During 2002, Lake Forest Bank opened a new branch in Highland Park in a leased facility. Plans are underway for construction of a permanent facility in Highland Park. ATMs are located at each of Lake Forest Bank's locations except the 810 South Waukegan Road facility. Lake Forest Bank has no off-site ATMs.

At December 31, 2002, Hinsdale Bank operated five physical banking locations, all of which are owned. The main bank facility is a two story brick building located at 25 East First Street in downtown Hinsdale, Illinois. The 1,000 square foot drive-through, walk-up banking facility at 130 West Chestnut is approximately two blocks west of the main banking facility. Hinsdale Bank also has full service branches in Clarendon Hills and Western Springs. The buildings in Clarendon Hills and Western Springs are partially used for bank purposes, with the remainder being leased to unrelated parties. During 2001, Hinsdale Bank purchased property at 17 E. Burlington, in Riverside, Illinois, and in January 2002, opened a banking office at this location. Hinsdale Bank maintains one ATM machine at each location, with the exception of Clarendon Hills, which has two. In addition, Hinsdale has a separate, stand-alone, ATM drive-through facility in Clarendon Hills. Other than this stand-alone ATM drive-through facility in Clarendon Hills, Hinsdale Bank has no off-site ATMs.

North Shore Bank currently operates seven physical banking locations. North Shore Bank owns the main bank facility, a one-story brick building that is located at 1145 Wilmette Avenue in downtown Wilmette, Illinois. North Shore Bank also owns a 9,600 square foot drive-through, walk-up banking facility at 720 12th Street, approximately one block west of the main banking facility. North Shore Bank also leases a full service banking facility at 362 Park Avenue in Glencoe, Illinois. In 1998, North Shore Bank opened a drive-up and ATM for the Glencoe branch and a small facility at 4th Street and Linden in Wilmette. In 1999, a full service leased facility was opened at 5049 Oakton Street in Skokie, Illinois, and in 2001, North Shore Bank purchased the Skokie building. In 2001, North Shore Bank relocated its Winnetka branch to a one-story fully-renovated owned-facility located at 576 Lincoln Avenue in Winnetka. North Shore Bank maintains ATMs at each of its locations, and has one off-site ATMs located in Glencoe.

Libertyville Bank currently operates from five physical banking locations. Libertyville Bank owns the main bank facility, which is a 13,000 square foot two story brick building located at 507 North Milwaukee Avenue in downtown Libertyville, Illinois. Libertyville Bank also owns a 2,500 square foot drive-through, walk-up banking facility at 201 East Hurlburt Court, which is approximately five blocks southeast of the main banking facility. A leased branch facility located at 1167 South Milwaukee Avenue in south Libertyville was opened in October 1998. In 2000, Libertyville Bank opened two facilities in Wauconda -- a full service branch located at 495 Liberty Street and a leased drive-through facility at 1180 Dato Lane. During 2002, construction was completed on a new permanent facility at 495 Liberty Street, the same location of the temporary site. Libertyville Bank maintains ATMs at each of its banking locations and at one off-site location.

Barrington Bank currently has two physical banking locations, both of which are owned. Its main office is located at 201 South Hough Street in Barrington, Illinois and is a 12,700 square foot, two-story frame construction building that has an attached drive-through facility. In 2001, Barrington Bank constructed a one-story building with a basement and attached drive-through lanes, at 1375 Palatine Road, in Hoffman Estates, Illinois, for its new Hoffman Estates branch. Barrington Bank. It has four ATMs, two at its main office in Barrrington and two at its Hoffman Estates branch. Barrington Bank leases approximately 5,000 square feet of space at 202 Cook Street in Barrington to house its mortgage department and the staff supporting the Community Advantage program.

Crystal Lake Bank has five physical banking locations. Crystal Lake Bank's main banking office is a two-story, 12,000 square foot facility located at 70 Williams Street in downtown Crystal Lake, Illinois. Crystal Lake Bank also has a drive-through facility that is located in the downtown area, near the main bank facility and a full service owned-facility located at 1000 McHenry Avenue in south Crystal Lake. In early 2001, Crystal Lake Bank opened a branch office in a leased facility in McHenry, Illinois, and in 2002, relocated this branch office to a newly constructed building. In early 2003, Crystal Lake Bank opened its fifth banking location, in Cary, Illinois. Crystal Lake Bank maintains an ATM at each location.

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

WHTC's executive and operations staff is based in office space leased from Lake Forest Bank. WHTC also leases office space for its trust professionals at Lake Forest Bank, Hinsdale Bank, North Shore Bank, Barrington Bank and Northbrook Bank.

Tricom relocated its offices in 2002 to a newly renovated owned-facility located at 16866 W. Lisbon Road, Menomonee Falls, Wisconsin.

Wintrust Information Technology Services, a wholly-owned subsidiary of the Company, owns a two-story office building located at 851 N. Villa Avenue, in Villa Park, Illinois. The imaging services and Internet banking support for the Banks as well as the Company's technology staff are housed at this location.

The Wayne Hummer Companies lease office space in downtown Chicago, Illinois at 300 South Wacker Drive and in Appleton, Wisconsin at 200 E. Washington Street and established branch locations in offices at Lake Forest Bank and Hinsdale Bank.

Lake Forest Capital Management leases office space in Lake Forest, Illinois. The lease expires in 2003, and there are no plans to renew it. The staff and operations of Lake Forest Capital Management will move to the locations of the Wayne Hummer Companies.

See Note 9 to the Consolidated Financial Statements contained in the 2002 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.



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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The Nasdaq Stock Market(R) under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the common stock during 2002 and 2001.

----------------------------------------------------------------------------------------------------------
                                                   2002                                  2001
                                  ----------------------------------    ----------------------------------
                                            High            Low                 High              Low
                                  ----------------- ----------------    ----------------- ----------------

      Fourth quarter                      $ 32.66          25.45                  22.13          17.93
      Third quarter                         36.00          26.54                  21.41          16.27
      Second quarter                        34.58          22.22                  17.62          11.67
      First quarter                         22.99          18.33                  12.75          10.54
==========================================================================================================

The prices reflected above have been adjusted to reflect the 3-for-2 stock split (effected in the form of a 50% common stock dividend) announced in January 2002 and paid on March 14, 2002 to shareholders of record on March 4, 2002.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
---------------------------------------------

As of March 19, 2003 there were approximately 1,231 shareholders of record of the Company's common stock.

DIVIDENDS ON COMMON STOCK
-------------------------

In January 2000, the Company's Board of Directors approved the first semi-annual cash dividend on its common stock and has continued to approve a semi-annual dividend since that time. Additionally, as previously noted, in January 2002, the Company's Board of Directors approved a 3-for-2 stock split, effected in the form of a 50% common stock dividend, paid on March 14, 2002 to shareholders of record on March 4, 2002.

Following is a summary of the cash dividends approved in 2001 and 2002, adjusted to give effect to the stock split:

----------------------------------------------------------------------------------------------------------------
                Record Date                              Payable Date                       Dividend per Share
                -----------                              ------------                       ------------------
             February 8, 2001                         February 22, 2001                          $0.0467
              August 9, 2001                           August 23, 2001                           $0.0467
             February 5, 2002                         February 19, 2002                          $0.0600
              August 6, 2002                           August 20, 2002                           $0.0600
================================================================================================================


In January 2003, the Company's Board of Directors approved a 33% increase in its semi-annual dividend to $0.08 per share. The dividend was paid on February 20, 2003 to shareholders of record as of February 6, 2003.

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

Because the Company's consolidated net income consists largely of net income of the Banks, FIFC, Tricom, WHTC and the Wayne Hummer Companies, the Company's ability to pay dividends depends upon its receipt of dividends from these entities. The Banks' ability to pay dividends is regulated by banking statutes. See "Financial Institution Regulation Generally - Dividends" on page 12 of this Form 10-K. During 2002 the Banks paid no dividends to the Company. In 2001 and 2000, the Banks paid $13.5 million and $16.0 million, respectively, in dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2003, Northbrook Bank, which began operations in November 2000, is the only bank currently subject to this additional dividend restriction. Its de novo period will end in November 2003.

Reference is made to Note 19 to the Consolidated Financial Statements contained in the 2002 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference, for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

The Company had no sales of unregistered securities during the fourth quarter of 2002.

ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the 2002 Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the 2002 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference. This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 2002 Annual Report to Shareholders.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Certain information required in response to this item is contained in the 2002 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management," which is incorporated herein by reference. That information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto also included in the 2002 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the 2002 Annual Report to Shareholders under the caption "Consolidated Financial Statements," and is incorporated herein by reference. Also, refer to Item 15 of this Report for the Index to Financial Statements.


SUPPLEMENTAL STATISTICAL DATA
-----------------------------

                         INVESTMENT SECURITIES PORTFOLIO

The   following   table   presents   the   carrying   value  of  the   Company's
available-for-sale securities portfolio, by investment category, as of December 31, 2002, 2001 and 2000 (in thousands):

------------------------------------------------------------------------------------------------------------------------

                                                  2002                        2001                       2000
                                       ---------------------------  -------------------------   ------------------------
Available-for-sale:
  U.S. Treasury obligations                      $    34,022                      3,048                     29,987
  Federal agency obligations                         140,752                    152,185                     61,871
  Municipal securities                                 6,467                      6,686                      5,142
  Corporate notes and other                           75,193                     25,895                     29,197
  Mortgage-backed securities                         270,962                    181,425                     54,274
  Equity securities                                   20,283                     16,111                     12,634
                                       ---------------------------  -------------------------   ------------------------

  Total available-for-sale securities            $   547,679                    385,350                    193,105
========================================================================================================================

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2002 and 2001 are included by reference to Note 3 to the Consolidated Financial Statements included in the 2002 Annual Report to Shareholders, which is incorporated herein by reference. At December 31, 2002 and 2001, there were no held-to-maturity securities. Maturities of securities as of December 31, 2002, by maturity distribution, are as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------
                                                                                   Mortgage-
                                    Within     From 1    From 5 to     After        backed         Equity
                                    1 Year   to 5 Years   10 Years    10 years     securities    securities    Total
                                  --------- ----------- ----------- ----------- -------------- ------------- -----------
U.S. Treasury obligations          $ 2,256         304     31,462          --           --            --       34,022
Federal agency obligations          49,730      40,602     50,420          --           --            --      140,752
Municipal securities                 2,944         710      2,813          --           --            --        6,467
Corporate notes and other           32,254      14,648         --      28,291           --            --       75,193
Mortgage-backed securities(1)           --          --         --          --      270,962            --      270,962
Equity securities (2)                   --          --         --          --           --        20,283       20,283
                                  --------- ----------- ----------- ----------- -------------- ------------- -----------
      Total                       $ 87,184      56,264     84,695      28,291      270,962        20,283      547,679
========================================================================================================================

(1) The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.
(2) Includes stock of the Federal Reserve Bank, the Federal Home Loan Bank and other equity securities.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2002:

------------------------------------------------------------------------------------------------------------------------
                                                                                   Mortgage-
                                    Within     From 1    From 5 to     After        backed         Equity
                                    1 Year   to 5 Years   10 Years    10 years     securities    securities    Total
                                  --------- ----------- ----------- ----------- -------------- ------------- -----------

U.S. Treasury obligations            2.02%        2.25%       3.71%          --           --            --      3.59%
Federal agency obligations           2.69%        2.25%       2.31%          --           --            --      2.43%
Municipal securities                 3.71%        3.40%       7.75%          --           --            --      5.38%
Corporate notes and other            2.54%        3.61%          --        5.56%          --            --      3.89%
Mortgage-backed securities (1)          --           --          --          --         5.24%           --      5.24%
Equity securities (2)                   --           --          --          --           --          5.42%     5.42%
                                  --------- ----------- ----------- ----------- -------------- ------------- -----------
      Total                          2.65%        2.62%       3.00%        5.56%        5.24%         5.42%     4.24%
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

                                 LOAN PORTFOLIO

The following table shows the Company's loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                       2002                2001           2000               1999            1998
-----------------------------------------------------------------------------------------------------------------------
                                            % OF              % of             % of              % of             % of
                                 AMOUNT    TOTAL   Amount    Total   Amount    Total   Amount    Total   Amount   Total
------------------------------------------------------------------------------------------------------------------------
  Commercial and commercial
     real estate           $1,320,598       52% 1,007,580      50    647,947    42     485,776    38    366,229    38
  Home equity                 365,521       14    261,049      13    179,168    12     139,194    11    111,537    11
  Residential real estate     156,213        6    140,041       7    131,495     9     102,903     8     73,494     7
  Premium finance receivables 461,614       18    348,163      17    313,066    20     219,341    17    178,138    18
  Indirect auto loans         178,234        7    184,209       9    203,571    13     255,410    20    209,983    22
  Tricom finance receivables   21,048        1     18,280       1     20,354     1      17,577     1          -     -
  Consumer and other loans     52,858        2     59,157       3     51,995     3      49,925     4     34,650     4
                           ---------------------------------------------------------------------------------------------
Total loans, net of
     unearned income       $2,556,086      100%  2,018,479    100  1,547,596   100   1,270,126   100    974,031   100
=======================================================================================================================

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

The following table classifies the commercial loan portfolio category at December 31, 2002 by date at which the loans mature (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                     One year           From one            After
                                                      or less         to five years       five years         Total
                                                    -----------       -------------       ----------      ---------
Commercial loans and
  commercial real estate loans..........             $ 620,020            608,608           91,970        1,320,598
Premium finance receivables,
  net of unearned income................               461,614                 --               --          461,614
Tricom finance receivables..............                21,048                 --               --           21,048
-------------------------------------------------------------------------------------------------------------------

Of those loans maturing after one year, approximately $237.1 million have fixed rates.

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

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks' target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. As of December 31, 2002, indirect auto loans comprised approximately 77% of the Company's consumer loans. In response to economic conditions and the competitive environment for this product, the Company has been reducing the level of new indirect auto loans originated. However, the Company continues to maintain its relationships with the dealers and may increase its volume of originations when market conditions indicate it is prudent to do so. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $16,600 and have an original maturity of 36 to 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with this portfolio is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks' stringent credit standards.

Residential real estate mortgages. The residential real estate category predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago metropolitan area or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. However, the Banks do accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks' own portfolios. A portion of the loans sold by the Banks into the secondary market are sold to the Federal National Mortgage Association ("FNMA") with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2002 and 2001 was $239.2 million and $131.5 million, respectively. All other mortgage loans held for sale are sold into the secondary market without the retention of servicing rights.

Premium finance receivables. The Company originates premium finance receivables through FIFC. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. However, due to FIFC's loan origination volume exceeding the capacity within the Banks' loan portfolios, FIFC began selling loans to an unrelated third party in 1999. During 2002, FIFC originated approximately $1.7 billion of loans and sold approximately $311 million of those loans originated in 2002 to an unrelated financial institution. FIFC recognized gains of $3.4 million on the sale of those loans. As of December 31, 2002 and 2001, the balance of these receivables that FIFC services for others totaled approximately $141.1 million and $107.8 million, respectively. All premium finance receivables are subject to the Company's stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.

FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC's marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC's own sales force by working with insurance agents and brokers throughout the United States. As of December 31, 2002, FIFC had the necessary licensing and other regulatory approvals to do business in all 50 states and the District of Columbia.

In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The average initial balance of premium finance loans is approximately $30,000 and the average term of the agreements is approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company's standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (i.e. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured are not sufficient to cover the a entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company's collateral position is in jeopardy.

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

Consumer and Other. Included in the consumer and other loan category is a wide variety of personal and consumer loans to individuals. The Banks have been originating consumer loans in recent years in order to provide a wider range of financial services to their customers. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans due to the type and nature of the collateral.

The Company had no loans to businesses or governments of foreign countries at any time during the reporting periods.


RISK ELEMENTS IN THE LOAN PORTFOLIO

The following table sets forth the allocation of the allowance for loan losses by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------
                                2002              2001             2000              1999              1998
                          -----------------------------------------------------------------------------------------
                             AMOUNT  PERCENT  Amount   Percent  Amount  Percent  Amount   Percent  Amount   Percent
-------------------------------------------------------------------------------------------------------------------

Commercial and
   Commercial Real Estate  $  6,921    52%     6,251     50      4,019    42     3,435      38     2,480      38
Home equity                     559    14      1,353     13        992    12      1,146     11      1,046     11
Residential real estate         197     6        137      7        141     9        126      8         81      7
Premium finance               3,565    18      1,391     17      1,209    20        721     17        919     18
receivables
Indirect auto loans             941     7      1,442      9      1,552    13      1,947     20      1,205     22
Tricom finance                  120     1        112      1        120     1        120      2          -      -
   receivables
Consumer and other              362     2        835      3        473     3        469      4        494      4
Unallocated                   5,725     -      2,165      -      1,927     -        819      -        809      -
                          -----------------------------------------------------------------------------------------
Totals                     $ 18,390    100%   13,686    100     10,433   100      8,783    100      7,034    100
===================================================================================================================

Management determines the amount of allowance that is required for specific loan categories based on relative risk characteristics of the loan portfolio. The allocation methodology applied by the Company, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and characteristics of the each loan portfolio component, changes in levels of impaired and other non-performing loans, the risk inherent in specific loan portfolio components, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each loan portfolio component. Each of the criteria used is subject to change, as a result the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the Company's borrowers. Management determined that the allowance for loan losses was adequate at December 31, 2002.

The Company's loan rating process is an integral component of the methodology utilized in determining the allowance for loan losses. The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system ("Watch List") as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under "Past Due Loans and Non-performing
Assets," there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These Watch List credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management's philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List.

An analysis of commercial and commercial real estate loans actual loss experience is conducted to assess reserves established for credits with similar risk characteristics. An allowance is established for loans on the Watch List and for pools of loans based on the loan types and the risk ratings assigned. The Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value less costs to sell, or the present value of expected future cash flows. Commercial and commercial real estate loans continue to represent a larger percentage of the Company's total loans outstanding. The credit risk of commercial and commercial real estate loans is largely influenced by the impact on borrowers of general economic conditions, which have been challenging, uncertain and deteriorating. Historically low net charge-offs of commercial and commercial real-estate loans may not be indicative of future charge-off levels. The allowance established for commercial and commercial real estate loans, including impaired loans, was $6.9 million at December 31, 2002 compared with $6.3 million at December 31, 2001 and $4.0 million at December 31, 2000. The increase in the allowance for commercial and commercial real estate loans reflects the 31% growth in 2002 compared to 2001 and 56% growth in 2001 compared to 2000 of commercial and commercial real estate loans.

The home equity, residential real estate and other loan allocations are based on analysis of historical delinquency and charge off statistics and trends. The allowance established for home equity, residential real estate and other loans was $756,000 at December 31, 2002 compared with $1.5 million at December 31, 2001 and $1.1 million at December 31, 2000. The decrease in the allowance for home equity and residential real estate loans reflects lower level of non-performing home equity, residential real estate and other loans in 2002 compared to 2001. The increase in allowance established for home equity, residential real estate and other loans in 2001 compared to 2000 was due to higher levels of non-performing credits during 2001.

Specialized earning asset niche loans such as premium finance receivables, indirect auto and Tricom finance receivables allocations are based on an analysis of historical delinquency and charge off statistics and historical growth trends. The allowance established for premium finance loans was $3.6 million at December 31, 2002 compared with $1.4 million at December 31, 2001 and $1.2 million at December 31, 2000. The increase in the allowance for premium finance loans at December 31, 2002 reflected an increase of approximately $500,000 related to the 33% growth in premium finance receivables outstanding and approximately $2.1 million related to a change in the risk rating to reflect the historical loss experience. The slight increase in the allowance established for premium finance receivables at December 31, 2001 compared to December 31, 2000 reflects the 11% growth in balances outstanding in 2001.

The allowance established for indirect auto loans was $941,000 at December 31, 2002 compared with $1.4 million at December 31, 2001 and $1.6 million at December 31, 2000. The decrease in the allowance for indirect auto loans at December 31, 2002 reflects the lower risk ratings assigned to these loans to reflect management's decision to de-emphasize relative growth of this portfolio and the declining credit loss ratios. Regardless of the extent of the Company's analysis of customer performance, loan portfolio trends, the risk assessment processes and volatility of economic conditions, certain inherent but undetected losses are probable within the loan portfolios. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Because of the imprecision surrounding these factors, primarily the uncertainty related to the economic outlook, the Company estimates a range of inherent losses and maintains an "unallocated" allowance that is not allocated to a specific loan category. The amount of unallocated allowance was $5.7 million at December 31, 2002 compared with $2.2 million at December 31, 2001 and $1.9 million at December 31, 2000.

For analysis and review of the loan loss provision and allowance for loan losses; non-accrual, past due and restructured loans; other real estate owned; potential problem loans; and loan concentrations, reference is made to the "Credit Risk and Asset Quality" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2002 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.




                                    DEPOSITS

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2002 (in thousands):

-----------------------------------------------------------------
          Maturing within 3 months..........           $ 144,221
          After 3 but within 6 months.......             150,920
          After 6 but within 12 months......             211,568
          After 12 months...................             312,016
                                                       ----------
             Total..........................           $ 818,725
-----------------------------------------------------------------

                           RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to the Company's equity and assets as of and for the years ended December 31:

----------------------------------------------------------------------------------------------------------------
                                                                    2002             2001            2000
----------------------------------------------------------------------------------------------------------------
Return on average total assets                                       0.87%           0.79%            0.60%
Return of average common shareholders' equity                       14.76%          15.24%           11.51%
Dividend payout ratio                                                7.50%           7.37%            8.00%

Average equity to average total assets                                5.9%            5.2%             5.2%
Ending total risk based capital ratio                                 9.4%            8.5%             8.4%
Leverage ratio                                                        7.0%            7.1%             6.3%
================================================================================================================

                              SHORT-TERM BORROWINGS

The Company's short-term borrowings include federal funds purchased, overnight and term security repurchase agreements and borrowings by WHI (sometimes referred to as "Wayne Hummer Company funding"), which consist of demand obligations to third party banks and brokers for the financing of securities purchased by WHI customers on margin and securities owned by WHI. The average balances in each of these categories during 2002 were $7.2 million of federal funds purchased, $27.5 million of repurchase agreements and $33.3 million of Wayne Hummer Company funding. During 2002, the Company participated in overnight and term security repurchase agreements. The overnight agreements represent sweep accounts in connection with a master repurchase agreement. In this case, securities under the Company's control are pledged for and interest is paid on the available balance of the customers' accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. Securities underlying the overnight and term repurchase agreements are included in the available-for-sale securities portfolio as reflected on the Consolidated Statements of Condition. At December 31, 2002, securities sold under agreements to repurchase consisted of U.S. government agency, mortgage-backed and corporate securities.

Further information regarding Short-Term Borrowings is contained in the "Analysis of Financial Condition - Deposits and Other Funding Sources" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report to Shareholders filed herewith as
Exhibit 13.1, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made in the Company's independent accountants during the two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 22, 2003 under the captions "Nominees to Serve as Class I Directors Until the Annual Meeting of Shareholders in Year 2006", "Class II - Continuing Directors Serving Until the Year 2004", "Class III
- Continuing Directors Serving Until the Year 2005", and "Executive Officers of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Security Ownership of Certain Beneficial Owners and Management" that will be included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2003.

The following table summarizes information as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:


                                         EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------------
                                            Number of securities                            Number of securities
                                                to be issued                                  remaining available
                                              upon exercise of      Weighted-average       for future issuance under
                                                 outstanding        exercise price of      equity compensation plans
                                                  options,        outstanding options,       (excluding securities
                                             warrants and rights   warrants and rights     reflected in column (a))
Plan category                                        (a)                   (b)                        (c)
-----------------------------------------------------------------------------------------------------------------------

Equity compensation plans
  approved by security holders:
--------------------------------------------
o      WTFC 1997 Stock Incentive Plan,
           as amended                              2,928,920             $12.98                        595,913
o      WTFC Employee Stock Purchase Plan              N/A                   N/A                        300,458
o      WTFC Directors Deferred Fee
           and Stock Plan                             N/A                   N/A                        221,315
-----------------------------------------------------------------------------------------------------------------------
                                                   2,928,920              $12.98                     1,117,686
-----------------------------------------------------------------------------------------------------------------------

Equity compensation plans
   not approved by security holders
--------------------------------------------
o       None
-----------------------------------------------------------------------------------------------------------------------
Total                                              2,928,920              $12.98                      1,117,686
=======================================================================================================================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required in response to this item will be contained in the Proxy Statement under the sub-caption "Transactions with Management and Others" and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions were taken.

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system will take into account resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, any system of controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, the Company's management believes its system of controls provides reasonable assurances as to the integrity of its financial records and accounts.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

(a) Documents filed as part of this Report:

        1., 2.      Financial Statements and Schedules
                    ----------------------------------

        The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to the 2002 Annual Report to Shareholders filed as Exhibit 13.1, are filed as part of this document pursuant to Item 8, Financial Statements and Supplementary Data:

        Consolidated Statements of Condition as of December 31, 2002 and 2001 Consolidated Statements of Income for the Years Ended December 31, 2002,
            2001 and 2000
        Consolidated Statements of Changes in Shareholders' Equity for the Years
            Ended December 31,2002, 2001 and 2000
        Consolidated  Statements of Cash Flows for the Years Ended  December 31,
            2002, 2001 and 2000
        Notes to Consolidated Financial Statements
        Report of Independent Auditors

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

        10.7 Sixth Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated June 1, 2001 (incorporated by reference to Exhibit 99.1 of the Company's Form S-3 Registration Statement filed with the SEC on May 16,
                2001).

        10.8 Seventh Amendment to Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated December 31, 2001, but effective as of November 29, 2001 (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K for the year ending December 31, 2001).

        10.9 Amended and Restated Loan Agreement ($75 million) between Wintrust Financial Corporation and LaSalle National Association, dated October 29, 2002.

        10.10   $25  million   Subordinated  Note  between  Wintrust   Financial
                Corporation and LaSalle National Association, dated October 29, 2002.

        10.11 Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22,
                1996). *

        10.12 Lake Forest Bank & Trust Company Lease for drive-up facility located at the corner of Bank Lane & Wisconsin Avenue, Lake Forest, Illinois, dated December 11, 1992 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

        10.13 Lake Forest Bank & Trust Company Lease for banking facility located at 810 South Waukegan Road, Lake Forest, Illinois (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.14 Lake Forest Bank & Trust Company Lease for banking facility located at 666 North Western Avenue, Lake Forest, Illinois, dated July 19, 1991 and Amendment (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

        10.15 Lake Forest Bank & Trust Company Lease for banking facility located at 103 East Scranton Avenue, Lake Bluff, Illinois, dated November 1, 1994 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22, 1996).

        10.16 North Shore Bank & Trust Company Lease for banking facility located at 362 Park Avenue, Glencoe, Illinois, dated July 27, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.17 North Shore Bank & Trust Company Lease for banking facility located at 794 Oak Street, Winnetka, Illinois, dated June 16, 1995 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-4 Registration Statement (No. 333-4645) filed with the Securities and Exchange Commission on July 22,
                1996).

        10.18 Barrington Bank and Trust Company Lease for property located at 202A South Cook Street, Barrington, Illinois, dated December 29, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24,
                1996).

        10.19 Real Estate Contract by and between Wolfhoya Investments, Inc. and Amoco Oil Company, dated March 25, 1996, and amended as of __________, 1996, relating to the purchase of property located at 201 South Hough, Barrington, Illinois (incorporated by reference to Exhibit 10.25 of the Company's Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

        10.20 Lake Forest Bank & Trust Company Lease for drive-up and walk-up facility located at 911 South Telegraph Road, Lake Forest, Illinois, dated November 7, 1996 (incorporated by reference to
                Exhibit 10.28 to Amendment No. 1 of the Company's Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on January 24, 1997).

        10.21 Form of Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company entered into Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1998 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1998). *

        10.22 Form of First Amendment to Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company amended the Employment Agreements with David A. Dykstra, Executive Vice President and Chief Financial Officer, Robert F. Key, Executive Vice
                President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1999 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.17a of the Company's Form 10-K for the year ended December 31, 2000). *

        10.23 Term Note ($1.2 million) and related Stock Pledge Agreement dated January 31, 2000, between Edward J. Wehmer and Dorothy M. Wehmer (as borrowers) and Wintrust Financial Corporation (as lender), (incorporated by reference to Exhibit 10.17a of the Company's Form 10-K for the year ended December 31, 2000). *

        10.24 Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and Edward J. Wehmer, dated January 31, 2000, (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended December 31, 2000). *

        10.25 Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement
                                               ----------
                relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *


        10.26 First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2000). *

        10.27 Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99 of the Proxy Statement relating to the May 23, 2002 Annual Meeting of Shareholders of the Company.) *

        10.28 Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

        10.29 Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company). *

        10.30 Term Note ($500,000) and related Stock Pledge Agreement dated January 31, 2002 by and between David A. Dykstra (as borrower) and Wintrust Financial Corporation (as lender) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 30, 2002) *

        10.31 Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and David A. Dykstra, dated January 31, 2002 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 30, 2002). *

        12.1    Computation of Ratio of Earnings to Fixed Charges.

        13.1    2002 Annual Report to Shareholders.

        21.1    Subsidiaries of the Registrant.

        23.1    Consent of Independent Auditors.

        99 Lake Forest Bank & Trust Company, Our Story (Brochure included in 2002 Annual Report to Sharholders)


        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - signed by Edward J. Wehmer, President and Chief Executive Officer.

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - signed by David A. Dykstra, Senior Executive Vice President and Chief Operating Officer.

        99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - signed by David. L. Stoehr, Executive Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

        Three reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2002.

        o October 25, 2002 - Form 8-K filed on October 28, 2002, to announce the promotion of David L. Stoehr to Executive Vice President and Chief Financial Officer.

        o October 17, 2002 - Form 8-K filed on November 12, 2002 to report the Company's letter to shareholders issued in November 2002, related to third quarter 2002 earnings.

        o December 19, 2002 - Form 8-K filed on December 20, 2002 to report the signing of an agreement to acquire Lake Forest Capital Management.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)



EDWARD J. WEHMER      /s/ EDWARD J. WEHMER                       March 27, 2003
                      ------------------------------------------
                      President and Chief Executive Officer


DAVID A. DYKSTRA      /s/ DAVID A. DYKSTRA                       March 27, 2003
                      ------------------------------------------
                      Senior Executive Vice President and
                         Chief Operating Officer

DAVID L. STOEHR       /s/ DAVID L. STOEHR                        March 27, 2003
                      ------------------------------------------
                      Executive Vice President and
                        Chief Financial Officer
                        (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JOHN S. LILLARD           /s/ JOHN S. LILLARD                    March 27, 2003
                          --------------------------------------
                          Chairman of the Board of Directors

EDWARD J. WEHMER          /s/ EDWARD J. WEHMER                   March 27, 2003
                          --------------------------------------
                          President and CEO and Director

PETER D. CRIST            /s/ PETER D. CRIST                     March 27, 2003
                          --------------------------------------
                          Director

BRUCE K. CROWTHER         /s/ BRUCE K. CROWTHE                   March 27, 2003
                          --------------------------------------
                          Director

BERT A. GETZ, JR.         /s/ BERT A. GETZ, JR.                  March 27, 2003
                          --------------------------------------
                          Director

PHILIP W. HUMMER          /s/ PHILIP W. HUMMER                   March 27, 2003
                          --------------------------------------
                          Director

JAMES B. MCCARTHY         /s/ JAMES B. MCCARTHY                  March 27, 2003
                          --------------------------------------
                          Director

MARGUERITE SAVARD MCKENNA /s/ MARGUERITE SAVARD MCKENNA          March 27, 2003
                          --------------------------------------
                          Director

ALBIN F. MOSCHNER         /s/ ALBIN F. MOSCHNER                  March 27, 2003
                          --------------------------------------
                          Director

THOMAS J. NEIS            /s/ THOMAS J. NEIS                     March 27, 2003
                          --------------------------------------
                          Director

HOLLIS W. RADEMACHER      /s/ HOLLIS W. RADEMACHER               March 27, 2003
                          --------------------------------------
                          Director

J. CHRISTOPHER REYES      /s/ J. CHRISTOPHER REYES               March 27, 2003
                          --------------------------------------
                          Director

JOHN J. SCHORNACK         /s/ JOHN J. SCHORNACK                  March 27, 2003
                          --------------------------------------
                          Director

INGRID S. STAFFORD        /s/ INGRID S. STAFFORD                 March 27, 2003
                          --------------------------------------
                          Director

                                  CERTIFICATION
                                  -------------

I, Edward J. Wehmer, President and Chief Executive Officer of Wintrust Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K (this "Form 10-K") of Wintrust Financial Corporation;

2. Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

3. Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-K;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K (the "Evaluation Date"); and

        c)      presented   in  this  Form  10-K  our   conclusions   about  the
                effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Form 10-K whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                   /s/  EDWARD J. WEHMER
                                   ------------------------------------------
                                   Name:  Edward J. Wehmer
                                   Title:  President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, David A. Dykstra, Senior Executive Vice President and Chief Operating Officer of Wintrust Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K (this "Form 10-K") of Wintrust Financial Corporation;

2. Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

3. Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-K;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K (the "Evaluation Date"); and

        c)      presented   in  this  Form  10-K  our   conclusions   about  the
                effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Form 10-K whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003
                                  /s/  DAVID A. DYKSTRA
                                  ----------------------------------------------
                                  Name:  David A. Dykstra
                                  Title:  Senior Executive Vice President and
                                          Chief Operating Officer

                                  CERTIFICATION
                                  -------------

I, David L. Stoehr, Executive Vice President and Chief Financial Officer of Wintrust Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K (this "Form 10-K") of Wintrust Financial Corporation;

2. Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

3. Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-K;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K (the "Evaluation Date"); and

        c)      presented   in  this  Form  10-K  our   conclusions   about  the
                effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Form 10-K whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003
                             /s/  DAVID L. STOEHR
                             ---------------------------------------------------
                             Name:  David L. Stoehr
                             Title: Executive Vice President and
                                    Chief Financial Officer