Form 10-Q
period 2003-03-31
WINTRUST FINANCIAL CORP
filed 2003-05-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes  X   No
                                                ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - no par value, 17,398,580 shares, as of May 5, 2003

                                TABLE OF CONTENTS



                        PART I. -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.  Financial Statements.__________________________________________    1-13

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ______________________________________   14-35

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks. __   36-39

ITEM 4.  Controls and Procedures. ______________________________________      39




                          PART II. -- OTHER INFORMATION


ITEM 1.  Legal Proceedings. ____________________________________________      39

ITEM 2.  Changes in Securities and Use of Proceeds._____________________      39

ITEM 3.  Defaults Upon Senior Securities. ______________________________      39

ITEM 4.  Submission of Matters to a Vote of Security Holders. __________      39

ITEM 5.  Other Information. ____________________________________________      40

ITEM 6.  Exhibits and Reports on Form 8-K. _____________________________      40



         Signatures ____________________________________________________      41

         Certifications_________________________________________________   42-43

         Exhibit Index _________________________________________________      44

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                                  (UNAUDITED)                           (Unaudited)
                                                                                   MARCH 31,           December 31,       March 31,
  (In thousands)                                                                     2003                 2002              2002
  ----------------------------------------------------------------------------------------------------------------------------------
  ASSETS
  Cash and due from banks                                                      $       78,858    $         105,671   $      55,793
  Federal funds sold and securities purchased under resale agreements                 331,640              151,251          97,287
  Interest-bearing deposits with banks                                                  4,870                4,418           1,028
  Available-for-sale securities, at fair value                                        504,190              547,679         365,540
  Trading account securities                                                            5,777                5,558           5,298
  Brokerage customer receivables                                                       35,405               37,592          64,765
  Mortgage loans held-for-sale                                                         96,350               90,446          31,723
  Loans, net of unearned income                                                     2,628,480            2,556,086       2,167,550
      Less: Allowance for loan losses                                                  19,773               18,390          14,697
  ----------------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                     2,608,707            2,537,696       2,152,853
  Premises and equipment, net                                                         121,068              118,961         104,780
  Accrued interest receivable and other assets                                         95,939               95,852          50,059
  Goodwill                                                                             29,515               25,266          25,935
  Other intangible assets                                                               2,676                1,165              92
  ----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                             $    3,914,995    $       3,721,555   $   2,955,153
  ==================================================================================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                                       $      313,207    $         305,540   $     242,966
    Interest bearing                                                                2,957,088            2,783,584       2,174,349
  ----------------------------------------------------------------------------------------------------------------------------------
      Total  deposits                                                               3,270,295            3,089,124       2,417,315

  Notes payable                                                                        46,975               44,025          66,125
  Federal Home Loan Bank advances                                                     140,000              140,000          90,000
  Subordinated note                                                                    25,000               25,000              --
  Other borrowings                                                                     41,668               46,708         113,624
  Long-term debt - trust preferred securities                                          51,004               50,894          51,050
  Accrued interest payable and other liabilities                                      101,148               98,802          53,518
  ----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                             3,676,090            3,494,553       2,791,632
  ----------------------------------------------------------------------------------------------------------------------------------

  Shareholders' equity:
    Preferred stock                                                                        --                   --              --
    Common stock                                                                       17,371               17,216          15,712
    Surplus                                                                           157,499              153,614         116,201
    Common stock warrants                                                               1,031                   81              98
    Retained earnings                                                                  63,842               56,967          36,482
    Accumulated other comprehensive loss                                                (838)                 (876)         (4,972)
  ----------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                      238,905              227,002         163,521
  ----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                               $    3,914,995    $       3,721,555   $   2,955,153
  ==================================================================================================================================
   See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                        --------------------------------------------
  (In thousands, except per share data)                                                           2003                  2002
  ----------------------------------------------------------------------------------------------------------------------------------
  INTEREST INCOME
    Interest and fees on loans                                                           $              40,591   $          36,661
    Interest bearing deposits with banks                                                                    29                   3
    Federal funds sold and securities purchased under resale agreements                                    389                 293
    Securities                                                                                           5,835               4,500
    Trading account securities                                                                              38                  24
    Brokerage customer receivables                                                                         357                 490
  ----------------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                                            47,239              41,971
  ----------------------------------------------------------------------------------------------------------------------------------
  INTEREST EXPENSE
    Interest on deposits                                                                                17,102              16,675
    Interest on Federal Home Loan Bank advances                                                          1,457                 897
    Interest on subordinated note                                                                          444                  --
    Interest on notes payable and other borrowings                                                         704                 943
    Interest on long-term debt - trust preferred securities                                                928               1,288
  ----------------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                                           20,635              19,803
  ----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                                                   26,604              22,168
  Provision for loan losses                                                                              2,641               2,348
  ----------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                                   23,963              19,820
  ----------------------------------------------------------------------------------------------------------------------------------
  NON-INTEREST INCOME
    Wealth management fees                                                                               5,951               4,570
    Fees on mortgage loans sold                                                                          4,598               2,017
    Service charges on deposit accounts                                                                    855                 738
    Gain on sale of premium finance receivables                                                          1,162                 766
    Administrative services revenue                                                                      1,091                 822
    Net available-for-sale securities gains (losses)                                                       386               (215)
    Other                                                                                                3,700               4,054
  ----------------------------------------------------------------------------------------------------------------------------------
       Total non-interest income                                                                        17,743              12,752
  ----------------------------------------------------------------------------------------------------------------------------------
  NON-INTEREST EXPENSE
    Salaries and employee benefits                                                                      17,450              13,362
    Equipment expense                                                                                    1,842               1,730
    Occupancy, net                                                                                       1,898               1,544
    Data processing                                                                                      1,053               1,014
    Advertising and marketing                                                                              539                 524
    Professional fees                                                                                      782                 611
    Amortization of other intangibles                                                                      139                  17
    Other                                                                                                5,208               3,877
  ----------------------------------------------------------------------------------------------------------------------------------
       Total non-interest expense                                                                       28,911              22,679
  ----------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                                            12,795               9,893
  Income tax expense                                                                                     4,532               3,531
  ----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                             $               8,263   $           6,362
  ==================================================================================================================================

  NET INCOME PER COMMON SHARE - BASIC                                                    $                0.48   $            0.42
  ==================================================================================================================================

  NET INCOME PER COMMON SHARE - DILUTED                                                  $                0.45   $            0.40
  ==================================================================================================================================

  CASH DIVIDENDS DECLARED PER COMMON SHARE                                               $                0.08   $            0.06
  ==================================================================================================================================
  Weighted average common shares outstanding                                                            17,308              15,078
  Dilutive potential common shares                                                                       1,124                 913
  ----------------------------------------------------------------------------------------------------------------------------------
  Average common shares and dilutive common shares                                                      18,432              15,991
  ==================================================================================================================================
   See accompanying notes to unaudited consolidated financial statements.


WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                       COMPRE-                           COMMON                           COMPRE-        TOTAL
                                       HENSIVE   COMMON                  STOCK    TREASURY   RETAINED     HENSIVE    SHAREHOLDERS'
 (In thousands)                        INCOME     STOCK      SURPLUS    WARRANTS   STOCK     EARNINGS  INCOME (LOSS)     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2001                  $  14,532      $ 97,956 $     99      $ --  $   30,995       $ (2,304)   $ 141,278

 Comprehensive income:
  Net income                          $6,362          --            --       --        --       6,362            --         6,362
  Other comprehensive income, net of tax:
     Unrealized losses on securities,
       net of reclassification
    adjustment                        (2,795)         --            --       --        --          --         (2,795)       (2,795)
     Unrealized gains on derivative
       instruments                       127          --            --       --        --          --            127           127
                                      ----------
 Comprehensive income                 $3,694

 Cash dividends declared on
   common stock                                       --            --       --        --        (875)           --           (875)
 Purchase of fractional shares
   resulting from stock split                         --           (10)      --        --          --            --            (10)
 Common stock issued for:
   Acquisition of the Wayne Hummer
     Companies                                       763        14,237       --        --          --            --        15,000
   Director compensation plan                          3            64       --                    --            --            67
   Employee stock purchase plan                       --            26       --        --          --            --            26
   Exercise of common stock warrants                   1             8       (1)       --          --            --             8
   Exercise of stock options                         413         3,920       --        --          --            --         4,333
---------------------------------------        -------------------------------------------------------------------------------------
 Balance at March 31, 2002                      $ 15,712     $ 116,201 $     98      $ --    $ 36,482       $ (4,972)   $ 163,521
=======================================        =====================================================================================

 BALANCE AT DECEMBER 31, 2002                  $  17,216     $ 153,614 $     81      $ --  $   56,967       $   (876)   $ 227,002

 COMPREHENSIVE INCOME:
   NET INCOME                         $8,263          --            --       --        --       8,263            --         8,263
   OTHER COMPREHENSIVE INCOME,
    NET OF TAX:
     UNREALIZED LOSSES ON SECURITIES,
       NET OF RECLASSIFICATION
    ADJUSTMENT                           (41)         --            --       --        --          --            (41)         (41)
     UNREALIZED GAINS ON DERIVATIVE

       INSTRUMENTS                        79          --            --       --        --          --             79           79
                                      ----------
 COMPREHENSIVE INCOME                 $8,301


 CASH DIVIDENDS DECLARED ON
   COMMON STOCK                                       --            --       --        --      (1,388)           --        (1,388)
 PURCHASE OF TREASURY STOCK                           --            --       --       (17)         --            --           (17)
 COMMON STOCK ISSUED FOR:
    ACQUISITION OF LAKE FOREST
      CAPITAL MANAGEMENT                              82         2,418      950        --          --            --         3,450
    DIRECTOR COMPENSATION PLAN                         5           121       --        --          --            --           126
    EMPLOYEE STOCK PURCHASE PLAN                      --             5       --        --          --            --             5
    EXERCISE OF STOCK OPTIONS                         31           509       --        17          --            --           557
     RESTRICTED STOCK AWARDS                          37           832       --        --          --            --           869
---------------------------------------        -------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2003                     $  17,371     $ 157,499 $  1,031      $ --    $ 63,842       $   (838)   $ 238,905
=======================================        =====================================================================================

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                  ----------------------------------
                                                                                                            2003            2002
                                                                                                  --------------------   -----------
 Disclosure of reclassification amount and income tax impact:
 Unrealized holding gains (losses) on available for sale securities during the period, net                 $    319     $   (4,711)
 Unrealized holding gains on derivative instruments arising during the period                                                 195
                                                                                                                121
 Less:  Reclassification adjustment for gains (losses) included in net income, net                              386           (215)
 Less:  Income tax  expense (benefit)                                                                            16         (1,633)
                                                                                                  -------------------- -------------
 Net unrealized gains on available-for-sale securities and derivative instruments                          $     38     $   (2,668)
                                                                                                  ==================== =============

See accompanying notes to unaudited consolidated financial statements.


  WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
  ------------------------------------------------------------------------------------------------------------------------------
  (In thousands)                                                                              2003                 2002
  ------------------------------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES:
  Net income                                                                           $          8,263      $          6,362
  Adjustments  to  reconcile  net income to net cash  provided  by, or used for, operating activities:
  Provision for loan losses                                                                       2,641                 2,348
  Depreciation and amortization                                                                   2,294                 2,258
  Net decrease in deferred income taxes                                                             319                 1,211
  Tax benefit from exercises of stock options                                                       390                 2,239
  Net amortization of securities                                                                    501                 1,010
  Originations of mortgage loans held for sale                                                (350,234)             (154,820)
  Proceeds from sales of mortgage loans held for sale                                           344,330               166,001
  Net increase in trading securities                                                              (219)                 (487)
  Net decrease (increase) in brokerage customer receivables                                       2,187               (1,783)
  Gain on sale of premium finance receivables                                                   (1,162)                 (766)
  (Gain) loss on sale of available-for-sale securities, net                                       (386)                   215
  Gain on sale of premises and equipment, net                                                       (3)                  (12)
  Decrease (increase) in accrued interest receivable and other assets, net                        1,125               (4,126)
  Increase (decrease) in accrued interest payable and other liabilities, net                      2,280               (1,589)
  ------------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      12,326                18,061
  ------------------------------------------------------------------------------------------------------------------------------

  INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale securities                                     222,106               177,241
  Proceeds from sales of available-for-sale securities                                        1,765,693             1,137,775
  Purchases of available-for-sale securities                                                (1,944,493)           (1,300,622)
  Proceeds from sales of premium finance receivables                                             72,680                64,188
  Cash paid for Lake Forest Capital Management Company, net of cash received                    (1,476)                    --
  Cash paid for  the Wayne Hummer Companies, net of cash received                                    --               (7,560)
  Increase in interest-bearing deposits with banks                                                (452)                  (44)
  Net increase in loans                                                                       (146,078)             (213,830)
  Purchase of premises and equipment, net                                                       (4,225)               (7,032)
  ------------------------------------------------------------------------------------------------------------------------------
  NET CASH USED FOR INVESTING ACTIVITIES                                                       (36,245)             (149,884)
  ------------------------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES:
  Increase in deposit accounts                                                                  181,171               102,679
  (Decrease) Increase in other borrowings, net                                                  (5,560)                37,901
  Increase in notes payable, net                                                                  2,950                19,550
  Purchase of treasury stock                                                                       (17)                    --
  Issuance of common shares from stock options, restricted stock, employee stock
     purchase plan, common stock warrants and cash for stock split fractional shares                339                 2,118
  Dividends paid                                                                                (1,388)                 (875)
  ------------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     177,495               161,373
  ------------------------------------------------------------------------------------------------------------------------------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     153,576                29,550
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              256,922               123,530
  ------------------------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $        410,498      $        153,080
  ==============================================================================================================================

  See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
    ---------------------

The consolidated financial statements of Wintrust Financial Corporation and Subsidiaries ("Wintrust" or "Company") presented herein are unaudited, but in the opinion of management reflect all necessary adjustments of a normal or recurring nature for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements. All share data and per share amounts reflect the 3-for-2 stock split, effected in the form of a 50% stock dividend, paid in March 2002.

Wintrust is a financial holding company currently engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area. Additionally, the Company operates various non-bank subsidiaries.

As of March 31, 2003, Wintrust had seven wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank") and Northbrook Bank & Trust Company ("Northbrook Bank").

The Company provides loans to businesses to finance the insurance premiums they pay on their commercial insurance policies ("premium finance receivables") on a national basis, through First Insurance Funding Corporation ("FIFC"). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation ("Crabtree") which is a wholly-owned subsidiary of Lake Forest Bank. Wintrust, through Tricom, Inc. of Milwaukee ("Tricom"), also provides high-yielding short-term accounts receivable financing ("Tricom finance receivables") and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to the temporary staffing industry, with clients located throughout the United States. Tricom is a wholly-owned subsidiary of Hinsdale Bank. The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. ("WHTC"), formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC ("WHI") is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments LLC ("Focused") is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company ("WHAMC") provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, as well as four proprietary mutual funds in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. Collectively WHI, WHAMC and Focused are referred to as the "Wayne Hummer Companies" or "WHC". Wintrust Information Technology Services Company provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The determination of the allowance for loan losses and the valuation of the retained interest in the premium finance receivables sold are the areas that require the most subjective and complex judgments.


(2) SUPPLEMENTAL FINANCIAL MEASURES/RATIOS
    --------------------------------------

Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company's performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), core net interest margin and the efficiency ratio. Management believes that these measures and ratios provide users of the Company's financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company's operating efficiency for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2003 and 2002.

Management reviews yields on certain asset categories and the net interest margin of the Company, and its banking subsidiaries, on a fully taxable-equivalent basis ("FTE"). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a taxable-equivalent basis is also used in the calculation of the Company's efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue.

Management also evaluates the net interest margin excluding the interest expense associated with the Company's Long-term Debt - Trust Preferred Securities ("Core Net Interest Margin"). Because these instruments are utilized by the Company primarily as capital instruments, management finds it useful to view the net interest margin excluding this expense and deems it to be a more accurate view of the operational net interest margin of the Company.

                                                                                           QUARTER ENDED MARCH 31,
                                                                               -------------------------------------------------
  (Dollars in thousands)                                                                2003                     2002
--------------------------------------------------------------------------------------------------------------------------------
(A) INTEREST INCOME (GAAP)                                                       $         47,239         $        41,971
       Taxable-equivalent adjustment - Loans                                                  141                     188
       Taxable-equivalent adjustment - Liquidity management assets                             61                      20
                                                                               ---------------------   ---------------------
       Interest income - FTE                                                               47,441                  42,179
(B) INTEREST EXPENSE (GAAP)                                                                20,635                  19,803
                                                                               ---------------------   ---------------------
       Net interest income - FTE                                                 $         26,806         $        22,376
                                                                               ---------------------   ---------------------

(C) NET INTEREST INCOME (GAAP)   (A MINUS B)                                     $         26,604         $        22,168

       Net interest income - FTE                                                 $         26,806         $        22,376
       Add: Interest expense on long-term debt - trust preferred securities                   928                   1,288
                                                                               ---------------------   ---------------------
       Core net interest income - FTE (1)                                        $         27,734         $        23,664
                                                                               ---------------------   ---------------------

(D) NET INTEREST MARGIN (GAAP)                                                               3.13  %                 3.45  %
       Net interest margin - FTE                                                             3.15  %                 3.48  %
       Core net interest margin - FTE (1)                                                    3.26  %                 3.68  %

(E) EFFICIENCY RATIO (GAAP)                                                                 65.76  %                64.55  %
       Efficiency ratio - FTE                                                               65.46  %                64.17  %
================================================================================================================================

(1) Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

(3) CASH AND CASH EQUIVALENTS
    -------------------------

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold and securities purchased under resale agreements with original maturities of 90 days or less.


(4) AVAILABLE-FOR-SALE SECURITIES
    -----------------------------

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:


                                                   MARCH 31, 2003             December 31, 2002               March 31, 2002
                                          ----------------------------------------------------------- ------------------------------
                                            AMORTIZED          FAIR        Amortized        Fair         Amortized         Fair
    (In thousands)                             COST           VALUE          Cost          Value            Cost          Value
  ------------------------------------------------------- ------------------------------------------- ------------------------------

    U.S. Treasury                          $     34,098    $     33,852   $   34,150    $    34,022      $    3,292    $     3,291
    U.S. Government agencies                    241,145         242,280      139,707        140,752         131,175        131,117
    Municipal                                     6,045           6,187        6,311          6,467           5,903          6,144
    Corporate notes and other                    72,347          72,258       76,809         75,193          26,688         25,846
    Mortgage-backed                              99,635          98,954      270,091        270,962         190,192        183,583
    Federal Reserve/FHLB Stock
     and other equity securities                 50,598         50,659        20,221         20,283          15,457         15,559
                                          --------------- -------------------------------------------- -----------------------------
      Total available-for-sale securities  $    503,868    $    504,190   $  547,289    $   547,679      $  372,707    $   365,540
                                          =============== ============================================ =============================

(5) LOANS
    -----

The following table is a summary of the loan portfolio as of the dates shown:

                                                                    MARCH 31,             December 31,            March 31,
  (Dollars in thousands)                                               2003                   2002                   2002
------------------------------------------------------------------------------------  ---------------------  ---------------------

  BALANCE:
  -------
  Commercial and commercial real estate                        $        1,314,493     $        1,320,598     $        1,066,326
  Home equity                                                             395,056                365,521                287,186
  Residential real estate                                                 135,940                156,213                142,554
  Premium finance receivables                                             532,162                461,614                414,330
  Indirect auto loans                                                     169,311                178,234                184,385
  Tricom finance receivables                                               24,416                 21,048                 17,558
  Consumer and other loans                                                 57,102                 52,858                 55,211
                                                               ---------------------  ---------------------  ---------------------
    Total loans, net of unearned income                        $        2,628,480     $        2,556,086     $        2,167,550
                                                               =====================  =====================  =====================

  MIX:
  ---
  Commercial and commercial real estate                                        50  %                  52  %                  49  %
  Home equity                                                                  15                     14                     13
  Residential real estate                                                       5                      6                      7
  Premium finance receivables                                                  20                     18                     19
  Indirect auto loans                                                           7                      7                      9
  Tricom finance receivables                                                    1                      1                      1
  Consumer and other loans                                                      2                      2                      2
                                                               ------------------------ ---------------------- -------------------
    Total loans, net of unearned income                                       100  %                 100  %                 100  %
                                                               ======================== ====================== ===================

  (6) DEPOSITS
      --------

  The following is a summary of deposits as of the dates shown:

                                                                 MARCH 31,                December 31,              March 31,
    (Dollars in thousands)                                         2003                       2002                     2002
  ------------------------------------------------------------------------------   -------------------------------------------------

    BALANCE:
    -------
     Non-interest bearing                                   $         313,207       $           305,540        $       242,966
     NOW accounts                                                     347,938                   354,499                290,120
     NOW - Brokerage customer deposits                                252,223                   231,700                     --
     Money market accounts                                            416,698                   399,441                368,240
     Savings accounts                                                 155,228                   147,669                133,963
     Time certificates of deposit                                   1,785,001                 1,650,275              1,382,026
                                                            --------------------   -----------------------    -------------------
         Total deposits                                     $       3,270,295      $          3,089,124        $     2,417,315
                                                            ====================   =======================    ===================

    MIX:
    ---
     Non-interest bearing                                                   9  %                     10  %                  10  %
     NOW accounts                                                          11                        11                     12
     NOW - Brokerage customer deposits                                      8                         8                     --
     Money market accounts                                                 13                        13                     15
     Savings accounts                                                       5                         5                      6
     Time certificates of deposit                                          54                        53                     57
                                                              ---------------------       --------------------   ----------------
         Total deposits                                                   100  %                    100  %                 100  %
                                                              =====================       ====================   ================

  As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook an effort to migrate funds from the money market mutual fund managed by WHAMC into deposit accounts of the Wintrust Banks ("NOW - Brokerage customer deposits" in the table above). Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC-insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds. The net assets of the WHAMC money market mutual fund decreased $262 million from March 31, 2002 to March 31, 2003, of which $252 million migrated to deposit accounts at the Banks.


(7) NOTES PAYABLE, FEDERAL HOME LOAN BANK ADVANCES,  SUBORDINATED NOTE AND OTHER
    ----------------------------------------------------------------------------
BORROWINGS:
----------

The following is a summary of notes payable, Federal Home Loan Bank advances, subordinated note and other borrowings as of the dates shown:

                                                                               MARCH 31,         December 31,         March 31,
    (In thousands)                                                               2003                2002                2002
  ----------------------------------------------------------------------- --------------------------------------- ------------------

     Notes payable                                                         $         46,975    $        44,025     $        66,125
     Federal Home Loan Bank advances                                                140,000            140,000              90,000
     Subordinated note                                                               25,000             25,000                  --
     Other borrowings:
       Federal funds purchased                                                           --              2,000              43,500
       Securities sold under repurchase agreements                                   20,604             24,560              17,193
       Wayne Hummer Companies borrowings                                             16,064             15,148              47,931
       Other                                                                          5,000              5,000               5,000
                                                                          ------------------- ------------------- ------------------
         Total other borrowings                                            $         41,668    $        46,708     $       113,624
                                                                          ------------------- ------------------- ------------------
           Total notes payable, Federal Home Loan Bank advances,
             subordinated note and other borrowings                        $        253,643    $       255,733     $       269,749
                                                                          =================== =================== ==================

The Wayne Hummer Companies borrowings consist of collateralized demand obligations to third party brokers and banks at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to clearing organizations. Other represents the Company's interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.

(8) LONG-TERM DEBT - TRUST PREFERRED SECURITIES
    -------------------------------------------

The Company issued a total of $51.1 million of Trust Preferred Securities through Wintrust Capital Trust I and Wintrust Capital Trust II ("Trusts"). The Company owns all of the common securities issued by the Trusts. The Trust Preferred Securities represent preferred undivided beneficial interests in the assets of the Trusts. The Trusts invested the proceeds from the issuances of the Trust Preferred Securities and the common securities in Subordinated Debentures ("Debentures") issued by the Company, with the same maturities and fixed interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The composition of the Trust Preferred Securities as of March 31, 2003 is as follows (dollars in thousands):

                                                                                                                        Earliest
                                                      Issuance          Rate                          Maturity         Redemption
           Issuance Trust               Amount          Date            Type            Rate            Date              Date
  ---------------------------------- ------------- --------------- --------------- --------------- ---------------- ----------------
  Wintrust Capital Trust I             $ 31,050        10/98           Fixed               9.00%      09/30/28          09/30/03
  Adjustment for fair value hedge          (46)
  Wintrust Capital Trust II              20,000        06/00           Fixed              10.50%      06/30/30          06/30/05
                                     -------------
     Total                             $ 51,004
                                     =============

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


(9) EARNINGS PER SHARE
    ------------------

The following table shows the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                                                                         FOR THE THREE MONTHS
                                                                                                           ENDED MARCH 31,
                                                                                                   ---------------------------------
                                                                                                        2003              2002
-------------------------------------------------------------------------------------------------  ----------------  ---------------

Net income                                                                                          $       8,263     $      6,362
                                                                                                   ================  ===============

Average common shares outstanding                                                                          17,308           15,078
Effect of dilutive common shares                                                                            1,124              913
                                                                                                   ----------------  ---------------
Weighted average common shares and effect of dilutive common shares                                        18,432           15,991
                                                                                                   ================  ===============

Net income per average common share:
  Basic                                                                                             $        0.48     $       0.42
                                                                                                   ================  ===============
  Diluted                                                                                           $        0.45     $       0.40
                                                                                                   ================  ===============

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants, and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.

(10) SEGMENT INFORMATION
     -------------------

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

                                                            Three Months Ended
                                                                March 31,                    $ Change in          % Change in
                                                  ---------------------------------------
  (Dollars in thousands)                                2003                 2002            Contribution        Contribution
  ----------------------------------------------- ------------------   ------------------ ------------------- ----------------------
  NET INTEREST INCOME:
  Banking                                          $        23,714      $        20,773           $   2,941                 14.2  %
  Premium finance                                            9,244                8,117               1,127                 13.9
  Indirect auto                                              1,836                2,002                (166)                (8.3)
  Tricom                                                       854                  913                 (59)                (6.5)
  Wealth management                                          1,556                  588                 968                164.6
  Inter-segment eliminations                                (8,685)              (8,301)               (384)                (4.6)
  Other                                                     (1,915)              (1,924)                 9                   0.5
                                                  ------------------   ------------------ ------------------- ----------------------
    Total net interest income                      $        26,604      $        22,168          $    4,436                 20.0  %
                                                  ------------------   ------------------ ------------------- ----------------------

  NON-INTEREST INCOME:
  Banking                                          $         9,319      $         4,942          $    4,377                 88.6  %
  Premium finance                                            1,162                2,016                (854)               (42.4)
  Indirect auto                                                 17                    8                   9                112.5
  Tricom                                                     1,091                  821                 270                 32.9
  Wealth management                                          6,188                4,673               1,515                 32.4
  Inter-segment eliminations                                   (53)                (154)                101                 65.6
  Other                                                         19                  446                (427)               (95.7)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total non-interest income                      $        17,743      $        12,752          $    4,991                 39.1  %
                                                  ------------------   ------------------ ------------------- ----------------------

  SEGMENT PROFIT (LOSS):
  Banking                                          $         8,487      $         6,193          $    2,294                 37.0  %
  Premium finance                                            4,192                4,087                 105                  2.6
  Indirect auto                                                657                  728                 (71)                (9.8)
  Tricom                                                       397                  271                 126                 46.5
  Wealth management                                           (281)                (142)               (139)               (97.9)
  Inter-segment eliminations                                (3,435)              (3,463)                 28                  0.8
  Other                                                     (1,754)              (1,312)               (442)               (33.7)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment profit                           $         8,263      $         6,362          $    1,901                 29.9  %
                                                  ------------------   ------------------ ------------------- ----------------------

  SEGMENT ASSETS:
  Banking                                          $     3,834,507      $     2,826,154         $ 1,008,353                 35.7  %
  Premium finance                                          578,596              435,964             142,632                 32.7
  Indirect auto                                            174,854             190,244              (15,390)                (8.1)
  Tricom                                                    38,308               28,212              10,096                 35.8
  Wealth management                                         76,739               99,924             (23,185)               (23.2)
  Inter-segment eliminations                              (798,208)            (634,976)           (163,232)               (25.7)
  Other                                                     10,199                9,631                 568                  5.9
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment assets                           $     3,914,995      $     2,955,153          $  959,842                 32.5  %
                                                  ------------------   ------------------ ------------------- ----------------------

  N/M = not meaningful



(11) DERIVATIVE FINANCIAL INSTRUMENTS
     --------------------------------

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

In accordance with SFAS 133, the Company recognizes all derivative financial instruments, such as interest rate cap and interest rate swap agreements, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

During the first quarter of 2003, $75 million notional principal amount of interest rate cap contracts matured. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products and provided for the receipt of payments when the 91-day Treasury bill rate exceeded the predetermined strike rates. At March 31, 2003, the Company had no interest rate cap contracts.

At March 31, 2003, the Company had $81.05 million notional principal amount of interest rate swap contracts outstanding, all of which qualified for hedge accounting. The following table presents a summary of these derivative instruments and whether the contracts were cash flow (CF) hedges with changes in fair values reported as other comprehensive income (OCI) or fair value (FV) hedges with changes in fair values reported in the income statement (IS):

                                                                                     MARCH 31, 2003            December 31, 2002
                                                                                --------------------------  ------------------------
(In thousands)                  Type of        Change in          Maturity        NOTIONAL       FAIR        Notional        Fair
                                 hedge       market value           Date           AMOUNT        VALUE        Amount         Value
----------------------------- ------------- ---------------- -----------------  --------------------------  ------------------------
Interest rate swap                 CF             OCI            2/27/04           $25,000       $ (953)        $25,000   $  (1,125)
Interest rate swap                 CF             OCI            10/29/12           25,000         (808)         25,000      (  723)
Interest rate swap (callable)      FV              IS          9/30/28 (03)         31,050         ( 46)         31,050      (  156)

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks' investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in fair values of these contracts are reported in other non-interest income. There were no call options outstanding as of March 31, 2003, December 31, 2002 or March 31, 2002.


(12)  BUSINESS COMBINATIONS
      ---------------------

In February 2003, Wintrust completed the acquisition of Lake Forest Capital Management Company ("LFCM") based in Lake Forest, Illinois. Lake Forest Capital Management is operating as a separate division of Wayne Hummer Asset Management Company, Wintrust's existing asset management subsidiary. Accounted for as a purchase, LFCM's results of operations are included in Wintrust's 2003 results since the effective date of acquisition (February 1, 2003).

In February, 2002, Wintrust completed its acquisition of Wayne Hummer Investments, LLC ("WHI" - including its wholly owned subsidiary, Focused Investments LLC) and Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company "WHAMC"). The results of the Wayne Hummer Companies have been included in Wintrust's consolidated financial statements since the effective date (February 1, 2002) of the acquisition.

(13)  GOODWILL AND OTHER INTANGIBLE ASSETS
      ------------------------------------

Wintrust adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of SFAS 142. Under SFAS 142, intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

A summary of the Company's goodwill assets by business segment is presented in the following table:

                                                       January 1,            Goodwill            Impairment            MARCH 31,
  (In thousands)                                          2003               Acquired              Losses                2003
  ------------------------------------------------  ------------------   -----------------  ---------------------  -----------------
  Banking                                            $        1,018      $           --      $              --      $        1,018
  Premium finance                                                --                  --                     --                  --
  Indirect auto                                                  --                  --                     --                  --
  Tricom                                                      8,958                  --                     --               8,958
  Wealth management                                          15,290               4,249                     --              19,539
  Parent and other                                               --                  --                     --                  --
                                                    ------------------   -----------------  ---------------------  -----------------
  Total                                              $       25,266      $        4,249      $              --      $       29,515
                                                    ==================   =================  =====================  =================

At March 31, 2003 and 2002, Wintrust had $2.7 million and $92,000, respectively, in unamortized finite-lived intangible assets. As a result of the acquisitions of WHAMC and LFCM, $1.38 million $1.65 million, respectively, were assigned to the customer lists of the acquired companies. These intangible assets are being amortized over 7-year periods on an accelerated basis. Total amortization expense associated with these intangible assets in the first three months of 2003 was $122,000. Estimated amortization expense on finite-lived intangible assets for the years ended 2003 through 2007 is as follows:

  (In thousands)
  --------------------------------------
  2003                        $    614
  2004                             552
  2005                             476
  2006                             410
  2007                             341



(14)  STOCK-BASED COMPENSATION PLANS
      ------------------------------

The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. APB 25 uses the intrinsic value method and provides that compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. The Company follows the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" (as amended by SFAS 148), rather than the recognition provisions of SFAS 123, as allowed by the statement. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

The following table reflects the Company's pro forma net income and earnings per share as if compensation expense for the Company's stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company's net income (in thousands, except per share data):

                                                                                                         FOR THE THREE MONTHS
                                                                                                           ENDED MARCH 31,
                                                                                                   ---------------------------------
                                                                                                        2003              2002
-------------------------------------------------------------------------------------------------  ----------------  ---------------

Net income
  As reported                                                                                       $       8,263     $      6,362
  Compensation cost of stock options based on fair value, net of related tax effect                          (328)            (267)
                                                                                                   ----------------  ---------------
  Pro forma                                                                                         $       7,935     $      6,095
                                                                                                   ----------------  ---------------

Earnings per share - Basic
  As reported                                                                                       $        0.48     $       0.42
  Compensation cost of stock options based on fair value, net of related tax effect                         (0.02)           (0.02)
                                                                                                   ----------------  ---------------
  Pro forma                                                                                         $        0.46     $       0.40
                                                                                                   ----------------  ---------------

Earnings per share - Diluted
  As reported                                                                                       $        0.45     $       0.40
  Compensation cost of stock options based on fair value, net of related tax effect                         (0.02)           (0.02)
                                                                                                   ----------------  ---------------
  Pro forma                                                                                         $        0.43     $       0.38
                                                                                                   ----------------  ---------------


The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model is sensitive to changes in the subjective assumptions, which can materially affect the fair value estimates. As a result, the pro forma amounts indicated above may not be representative of the effects on reported net income for future years.

Included in the determination of net income as reported is compensation expense related to restricted share awards of $191,000 ($118,000 net of tax) in the first quarter of 2003 and $130,000 ($80,000 net of tax) in the first quarter of 2002.



(15)  RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

In November 2002, the FASB issued FASB interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligation under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a material impact on the results of operations, financial position, or liquidity.

In  January  2003,  the  FASB  issued  FASB  interpretation  No.  46  (FIN  46),
"Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. Because the Company does not have an interest in any VIEs, the Company does not expect the adoption of FIN 46 to have material impact on its results of operations, financial position, or liquidity.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2003, compared with December 31, 2002, and March 31, 2002, and the results of operations for the three-month periods ended March 31, 2003 and 2002 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.


OVERVIEW AND STRATEGY

Wintrust's bank subsidiaries were organized within approximately the last twelve years. We have grown to $3.91 billion in total assets at March 31, 2003 from $2.96 billion in total assets at March 31, 2002, an increase of 32%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing new banks and opening new branch facilities, and building an experienced management team. The Company's financial performance generally reflects the improved profitability of our operating subsidiaries as they mature, offset by the costs of establishing new banks and opening new branch facilities. The Company's experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The Banks began operations during the period indicated in the table below:

                                                                                  Operations began in:
                                                                                 -----------------------------------
                                                                                  Month               Year
                                                                                 ----------------    ---------------
Lake Forest Bank___________________________________________________               December            1991
Hinsdale Bank______________________________________________________               October             1993
North Shore Bank___________________________________________________               September           1994
Libertyville Bank__________________________________________________               October             1995
Barrington Bank____________________________________________________               December            1996
Crystal Lake Bank__________________________________________________               December            1997
Northbrook Bank____________________________________________________               November            2000

Subsequent to these initial dates of operations, each of the Banks, except Northbrook Bank, has established additional full-service banking facilities. As of March 31, 2003, the Banks had 32 banking facilities. Since March 31, 2002, Lake Forest Bank opened a new branch in Highland Park (May 2002) and Crystal Lake Bank opened a new temporary facility in Cary. In addition, in June 2002 and July 2002, respectively, we opened a new permanent facility for our Wauconda branch of Libertyville Bank and our McHenry branch of Crystal Lake Bank.
Construction is currently underway on a new larger facility in South Libertyville (a branch of Libertyville Bank). North Shore Bank opened an additional Skokie branch in April 2003 and has purchased property for another new branch. In addition, the Company has purchased property for a permanent facility in Highland Park.

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

FIFC is the Company's most significant specialized earning asset niche, originating $543 million in loan (premium finance receivables) volume in the first quarter of 2003. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers' purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued growth in origination volume in 2003, FIFC sold approximately $72.7 million, or 13%, of the receivables generated in the first quarter of 2003 to an unrelated third party with servicing retained. The Company began selling the excess of FIFC's originations over the capacity to retain such loans within the Banks' loan portfolios during 1999. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company's strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depends on the level of new volume growth in relation to the capacity to retain such loans within the Banks' loan portfolios.

In October 1999, the Company acquired Tricom as part of its continuing strategy to pursue specialized earning asset niches. Based in the Milwaukee area, Tricom has been in business for more than eleven years and specializes in providing high yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. Tricom's clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect their interests. By virtue of the Company's funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom's revenue principally consists of interest income from financing activities and fee-based revenues from administrative services.

In addition to the earning asset niches provided by the Company's non-bank subsidiaries, several earning asset niches operate within the Banks, including our indirect auto lending which is conducted through a division of Hinsdale Bank, Lake Forest Bank's equipment leasing division and Barrington Bank's Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has recently developed a specialty in small aircraft lending. The Company plans to continue pursuing the development or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales. The Company is not pursuing growth in the indirect auto segment, however, and anticipates that the indirect auto loan portfolio will comprise a smaller portion of the net loan portfolio in the future.

Wintrust's strategy also includes building and growing its wealth management business, including trust, asset management and brokerage services. On February 20, 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprising Wayne Hummer Investments LLC ("WHI"), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company "WHAMC") and Focused Investments LLC ("FI"), each based in the Chicago area.

WHI, established in 1931, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin that opened in 1936 that serves the greater Appleton area. WHI has established branch locations in offices at Lake Forest Bank and Hinsdale Bank and plans to open offices at each of the Banks. WHI is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers, and has approximately $3.7 billion in customer assets in custody at March 31, 2003. FI, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily in Illinois.

WHAMC, established in 1981, is the investment advisory affiliate of WHI and is advisor to the Wayne Hummer family of mutual funds. The Wayne Hummer family of funds includes the Wayne Hummer Growth Fund, the Wayne Hummer

Core Portfolio Fund, the Wayne Hummer Income Fund, and the Wayne Hummer Money Market Fund. WHAMC also provides money management and advisory services to individuals and institutional, municipal and tax-exempt organizations and portfolio management and financial supervision for a wide-range of pension and profit sharing plans. To further expand the Company's wealth management business in the Chicago metropolitan area, on February 4, 2003, the Company acquired Lake Forest Capital Management Company, a registered investment advisor, with approximately $282 million of assets under management. LFCM is operating as a division of WHAMC. At March 31, 2003, individual accounts managed by WHAMC (including the accounts of LFCM) totaled approximately $658 million while the four managed mutual funds had approximately $312 million in total assets.

In September 1998, the Company formed a trust subsidiary originally named Wintrust Asset Management Company, which was renamed in May 2002 to Wayne Hummer Trust Company ("WHTC") to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. With a separately chartered trust subsidiary, the Company is better able to offer trust and investment management services to all communities served by the Banks. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC's experienced trust professionals. Services offered by WHTC typically include traditional trust products and services, as well as investment management services. Assets under administration by WHTC as of March 31, 2003 were approximately $464 million.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company's key operating measures, as compared to the same period last year, are shown below:

                                                                                 THREE MONTHS ENDED                Percentage (%)/
                                                                     -------------------------------------------
                                                                          MARCH 31,              March 31,        Basis Point (bp)
(Dollars in thousands, except per share data)                                2003                  2002                Change
-------------------------------------------------------------------  ---------------------  ----------------------------------------
Net income                                                           $        8,263         $        6,362                  30   %
Net income per common share - Basic                                            0.48                   0.42                  14
Net income per common share - Diluted                                          0.45                   0.40                  13
Net revenue (1)                                                              44,347                 34,920                  27
Net interest income                                                          26,604                 22,168                  20

Net interest margin (5)                                                        3.15  %                3.48  %              (33) bp
Core net interest margin(2) (5)                                                3.26                   3.68                 (42)
Net overhead ratio (3)                                                         1.21                   1.43                 (22)
Efficiency ratio (4) (5)                                                      65.46                  64.17                 129
Return on average assets                                                       0.89                   0.92                  (3)
Return on average equity                                                      14.51                  17.12                (261)

AT END OF PERIOD:
Total assets                                                         $    3,914,995         $    2,955,153                  32   %
Total loans                                                               2,628,480              2,167,550                  21
Total deposits                                                            3,270,295              2,417,315                  35
Total shareholders' equity                                                  238,905                163,521                  46
Book value per common share                                                   13.75                  10.41                  32
Market price per common share                                                 28.60                  22.97                  25
Non-performing assets to total assets                                          0.34  %                0.39  %               (5)bp
----------------------------------------------------------------------

(1)     Net revenue includes net interest income and non-interest income.
(2) The core net interest margin excludes the interest expense associated with Wintrust's Long-term Debt - Trust Preferred Securities.
(3) The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period's total average assets. A lower ratio indicates a higher degree of efficiency.
(4) The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.
(5) See "Supplemental Financial Measures/Ratios" for additional information on this performance measure/ratio.


The Company analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as other ratios such as the net overhead ratio, efficiency ratio and core net interest margin. These performance measures are presented as supplemental information to enhance the readers' understanding of, and highlight trends in, the Company's financial results. These measures should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. The calculations used by the Company to derive core net interest margin, net overhead ratio and the efficiency ratio may vary from, and not be comparable to, other companies. See
Note 2 "Supplemental Measures/Ratios" on page 6 for additional information.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The determination of the allowance for loan losses and the valuation of the retained interest in the premium finance receivables sold are the areas that require the most subjective and complex judgments. For a more detailed discussion on these critical accounting policies, see "Summary of Critical Accounting Policies" on page 62 of the Company's Annual Report to shareholders for the year ended December 31, 2002.

Net income for the quarter ended March 31, 2003 totaled $8.3 million, an increase of $1.9 million, or 30%, over the $6.4 million recorded in the first quarter of 2002. On a per share basis, net income for the first quarter of 2003 totaled $0.45 per diluted common share, a $0.05 per share, or 13%, increase as compared to the 2002 first quarter total of $0.40 per diluted common share. The lower growth rate in the earnings per share as compared to net income was primarily due to the issuance of 1,362,750 additional shares of common stock in June and July of 2002. The return on average equity for the first quarter of 2003 was 14.51%, compared to 17.12% for the prior year quarter.

The results for the first quarter of 2002 include pre-tax income of $1.25 million ($754,000 after-tax), or $0.05 per diluted share, for a partial settlement related to the premium finance defalcation recorded by the Company in 2000.

In February 2003, Wintrust completed its acquisition of Lake Forest Capital Management Company. LFCM is operating as a division of WHAMC, the Company's existing asset management subsidiary. LFCM's results of operations are included in Wintrust's 2003 results since the effective date of the acquisition (February 1, 2003).

NET INTEREST INCOME

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended March 31, 2003 totaled $26.8 million, an increase of $4.4 million, or 20%, as compared to the $22.4 million recorded in the same quarter of 2002. This increase mainly resulted from loan growth offsetting the effect of narrower spreads. Average loans in the first quarter of 2003 represented 78% of total earning assets and increased $593 million, or 28%, over the first quarter of 2002, while the interest rate spread (the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities) decreased to 2.92% in the first quarter of 2003, compared to 3.15% in the same period of 2002.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the first quarter of 2003 the net interest margin was 3.15%, representing a decrease of 33 basis points when compared to the net interest margin of 3.48% in the prior year first quarter, and an increase of 2 basis points when compared to the fourth quarter 2002 net interest margin of 3.13%. The core net interest margin, which excludes the interest expense related to Wintrust's Long-term Debt - Trust Preferred Securities, was 3.26% for the first quarter of 2003, and decreased 42 basis points when compared to the prior year first quarter's core margin of 3.68%. The net interest margin contracted due to compression caused by lower interest rates, the Company's preference for variable rate commercial and commercial real estate loans and agency securities with call options written against them being called with the proceeds being invested in lower yielding liquid assets, combined with the asset sensitivity of the balance sheet.


The following table presents a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

                                                                             FOR THE THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------------
                                                              MARCH 31, 2003                             March 31, 2002
                                                  ----------------------------------------   ---------------------------------------
  (Dollars in thousands)                                                        YIELD/                                    Yield/
  ----------------------
                                                      AVERAGE       INTEREST     RATE             Average      Interest    Rate
                                                  ----------------------------------------   ---------------------------------------

  Liquidity management assets (1) (2) (8)         $      715,338  $      6,314    3.58 %       $    458,922  $     4,816    4.26 %
  Other earning assets (3)                                41,221           395    3.89               44,920          514    4.64
  Loans, net of unearned income (2) (4) (8)            2,695,146        40,732    6.13            2,101,802       36,849    7.11
                                                  ----------------------------------------   ---------------------------------------
     Total earning assets (8)                     $    3,451,705  $     47,441    5.57 %       $  2,605,644  $    42,179    6.56 %
                                                  ----------------------------------------   ---------------------------------------

  Interest-bearing deposits                       $    2,851,643  $     17,102    2.43 %       $  2,097,388  $    16,675    3.22 %
  Federal Home Loan Bank advances                        140,000         1,457    4.22               90,000          897    4.04
  Notes payable and other borrowings                      92,018           704    3.10              119,698          943    3.20
  Subordinated note                                       25,000           444    7.10                 --           --      --
  Long-term debt - trust preferred securities             50,894           928    7.29               51,050        1,288   10.09
                                                  ----------------------------------------   ---------------------------------------
     Total interest-bearing liabilities           $    3,159,555  $     20,635    2.65 %       $  2,358,136  $    19,803    3.41 %
                                                  ----------------------------------------   ---------------------------------------

  Interest rate spread (5) (8)                                                    2.92 %                                    3.15 %
  Net free funds/contribution (6)                 $      292,150                  0.23         $    247,508                 0.33
                                                  ===============             ============   ===============            ============
  Net interest income/Net interest margin (8)                     $     26,806    3.15 %                     $    22,376    3.48 %
                                                                ===============                            ==============
                                                                              ============                              ============
  Core net interest margin (7) (8)                                                3.26 %                                    3.68 %
                                                                              ============                              ============

------------------------------------------------------------------------------------------------------------------------------------

(1) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended March 31, 2003 and 2002 were $202,000 and $208,000, respectively.
(3) Other earning assets include brokerage customer receivables and trading account securities.
(4) Loans, net of unearned income includes mortgages held for sale and non-accrual loans.
(5) Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6) Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.
(7) The core net interest margin excludes the impact of Wintrust's Long-term Debt - Trust Preferred Securities.
(8) See Note 2, Supplemental Financial Measures/Ratios, on page 6 for additional information on this performance measure/ratio.

The yield on total earning assets for the first quarter of 2003 was 5.57% as compared to 6.56% in 2002, a decrease of 99 basis points, resulting primarily from the effect of decreases in general market rates of interest on liquidity management assets and loans. The yield on earning assets is heavily dependent on the yield earned on loans since average loans comprised 78% of total average earning assets in the first quarter of 2003 and 81% of average earning assets in the same period of 2002. The first quarter 2003 yield on loans was 6.13%, a 98 basis point decrease compared to the prior year first quarter yield of 7.11%. Wintrust's loan portfolio does not re-price in a parallel fashion to decreases or increases in the prime lending rate; however, it is impacted by changes in the prime lending rate. The average prime lending rate was 4.25% during the first quarter of 2003 versus 4.75% during the first quarter of 2002, reflecting a decrease of 50 basis points.

The rate paid on interest-bearing liabilities for the first quarter of 2003 was 2.65%, compared to 3.41% in the first quarter of 2002, a decline of 76 basis points. Interest-bearing deposits accounted for 90% of total interest-bearing funding in the first quarter of 2003, compared to 89% in the same period of 2002. The rate paid on interest-bearing deposits averaged 2.43% for the first quarter of 2003 versus 3.22% for the same quarter of 2002, a decrease of 79 basis points. Since the first quarter of 2002, Wintrust borrowed an additional $50 million from the Federal Home Loan Bank, issued $25 million of subordinated debt and hedged the interest payments on $31.05 million of its trust-preferred securities with an interest rate swap. The average rate paid on Company's interest-bearing liabilities, excluding deposits, was 4.65% in the first quarter of 2003, a decrease of 22 basis points, compared to 4.87% in the first quarter of 2002.

The following table presents a reconciliation of the Company's tax-equivalent net interest income between the three-month periods ended March 31, 2003 and March 31, 2002 and between the three-month periods ended March 31, 2003 and December 31, 2002. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, the change in rates and the change due to the combination of volume and rate and the differing number of days in each quarter.

                                                                                          First Quarter         First Quarter
                                                                                             of 2003               of 2003
                                                                                           Compared to           Compared to
                                                                                          First Quarter        Fourth Quarter
 (Dollars in thousands)                                                                      of 2002               of 2002
----------------------------------------------------------------------                 -------------------------------------------
  Tax-equivalent net interest income for comparative period                            $         22,376     $          26,396
    Change due to mix and growth of earning assets and
       interest-bearing liabilities (volume)                                                      6,566                   725
    Change due to interest rate fluctuations (rate)                                              (1,727)                  100
    Change due to rate and volume fluctuations (rate/volume)                                       (409)                  (32)
    Change due to number of days in each quarter (days)                                              --                  (383)
                                                                                       -------------------------------------------
  Tax-equivalent net interest income for the period ended March 31,                    $                    $
    2003                                                                                         26,806                26,806
                                                                                       ===========================================

NON-INTEREST INCOME

For the first quarter of 2003, non-interest income totaled $17.7 million, an increase of $5.0 million, or 39%, over the prior year quarter. The first quarter of 2002 includes a $1.25 million partial settlement related to a non-recurring charge recorded by the Company in 2000. All categories of non-interest income (excluding the non-recurring settlement) increased over the first quarter of 2002. Wealth management fees and fees on mortgage loans sold accounted for the majority of the increase in non-interest income. Non-interest income as a percentage of net revenue increased to 40% in the first quarter of 2003, compared to 37% in the first quarter of 2002.

The following table presents non-interest income by category for the periods presented:

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 -------------------------------------
                                                                                                             $               %
                                                                 -------------------------------------
(Dollars in thousands)                                                 2003               2002             Change         Change
---------------------------------------------------------------  ------------------ ------------------ --------------- -------------
Trust and asset management fees                                   $        1,614     $        1,409          $  205           15 %
Brokerage fees                                                             4,337              3,161           1,176           37
                                                                 ------------------ ------------------ --------------- -------------
   Total wealth management fees                                            5,951              4,570           1,381           30

Fees on mortgage loans sold                                                4,598              2,017           2,581          128
Service charges on deposit accounts                                          855                738             117           16
Gain on sale of premium finance receivables                                1,162                766             396           52
Administrative services revenue                                            1,091                822             269           33
Fees from covered call options                                             2,144              1,568             576           37
Net available-for-sale securities gains (losses)                             386               (215)            601           NM
Premium finance defalcation-partial settlement                                --              1,250          (1,250)          NM
Other                                                                      1,556              1,236             320           26
                                                                 ------------------ ------------------ --------------- -------------
Total non-interest income                                         $       17,743     $       12,752         $ 4,991           39 %
                                                                 ------------------ ------------------ --------------- -------------

  N/M = calculation not meaningful

Trust and asset management fees represent the revenue streams generated by Wayne Hummer Trust Company ("WHTC") and Wayne Hummer Asset Management Company ("WHAMC"), which includes the fees generated by Lake Forest Capital Management Company ("LFCM") since its acquisition in February 2003. WHTC generates fees for assets under management, custody fees and other trust related fees and WHAMC fees include fees for advisory services to individuals and institutions, municipal and tax-exempt organizations, including the management of the Wayne Hummer Mutual Funds. WHAMC was acquired effective February 1, 2002 and LFCM was acquired effective February 1, 2003 and the results of operations of each of these acquisitions are included in the Company's financials from the effective dates of the respective acquisitions. Brokerage fees include brokerage commissions, trading commissions and insurance product commissions generated by Wayne Hummer Investments ("WHI") and Focused Investments ("FI"). WHI and FI were also acquired effective February 1, 2002 and the revenue from these entities are included in the first quarter 2002 results from that date. The increase in wealth management fees of $1.4 million, or 30%, over the first quarter of 2002, is primarily attributable to the additional month of revenues from WHAMC, WHI and FI included in the 2003 results and the two months of revenue generated by LFCM in 2003. Recent equity market declines and weaker economic conditions have negatively impacted wealth management fees. Lower valuations of the equity securities under management affect the fees earned thereon and lower trading volumes affect brokerage fees. Wintrust is committed to growing the wealth management business in order to better service its customers and create a more diversified revenue stream, as evidenced by its acquisition of LFCM in February 2003.

Fees on mortgage loans sold include fees from originating and selling residential real estate loans into the secondary market. For the quarter ended March 31, 2003, these fees totaled $4.6 million, an increase of $2.6 million, or 128%, from the prior year first quarter and an increase of $84,000 from the $4.5 million recorded in the fourth quarter of 2002. Although these fees are a continuous source of revenue, these fees continue to increase due to higher levels of mortgage origination volumes, particularly refinancing activity caused by the historically low level of mortgage interest rates. Management anticipates that the levels of refinancing activity may taper off in 2003, barring any further reductions in mortgage interest rates.

Service charges on deposit accounts totaled $855,000 for the first quarter of 2003, an increase of $117,000, or 16%, when compared to the same quarter of 2002. This increase was mainly due to a larger deposit base and a greater number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

The administrative services revenue contributed by Tricom added $1.1 million to total non-interest income in the first quarter of 2003, an increase of $269,000 from the first quarter of 2002 and an increase of $284,000 from the fourth quarter of 2002. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The revenue increase in the first quarter of 2003 is attributable to the acquisition of a competitor's customer base in early January 2003. The revenue at Tricom had declined in 2002 and 2001 due to the general slowdown in the United States economy and the reduction in the placement of temporary staffing individuals by Tricom's customers. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

Fees from covered call option transactions in the first quarter of 2003 increased by $576,000 to $2.1 million, compared to $1.6 million in the same quarter last year. During the first three months of 2003, call option contracts were written against $488 million of underlying securities, compared to $382 million in the first three months of last year. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. In the first three months of both years, the Company wrote call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. The call option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at March 31, 2003, December 31, 2002 or March 31, 2002.

As a result of continued strong loan originations of premium finance receivables, Wintrust sold premium finance receivables to an unrelated third party financial institution in the first quarter of 2003 and recognized gains totaling $1.2 million related to this activity on sales of $72.7 million of net receivables, compared with $766,000 of recognized gains in the first quarter of 2002 on sales of $61.8 million. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread averaged 4.52% in the first three months of 2003 compared to a range of 5.17% to 5.61% in the same period last year. The higher amount of gain recognized in the first quarter of 2003 compared to the prior year, despite lower interest spreads, was due to a higher volume of loans sold, lower estimated credit losses and adjustments from clean up calls during the periods. FIFC continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains as well as the Company's retained interests in these loans are based on the Company's projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts FIFC is contractually entitled to receive from the customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company's premium finance receivables portfolio and any remaining balance of the Company's retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. Clean up calls made during the first quarter of 2002 resulted in charges of approximately $281,000. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the first quarter of 2003, clean up calls resulted in increased gains of approximately $111,000. In addition, estimated credit losses were reduced to 0.50% of the estimated average balances in the first quarter of 2003, compared to 0.75% in the first three months of 2002. The average terms of the loans during the first quarter of 2003 and 2002 were estimated at approximately 8 months. The applicable discount rate used in determining gains related to this activity was unchanged from the discount rate used in 2002.

At March 31, 2003, premium finance loans sold and serviced for others for which a recourse obligation related to credit losses is retained totaled approximately $135.0 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At March 31, 2003, the remaining estimated recourse obligation carried in other liabilities is approximately $716,000.

Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first three months of 2003 for premium finance receivables sold and serviced for others totaled $48,000. At March 31, 2003, non-performing loans related to this sold portfolio were approximately $1.2 million, or 0.87%, of the sold loans. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the "Non-performing Premium Finance Receivables" portion of the "Asset Quality" section of this report.

Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the first quarter of 2003, the ratio was approximately 86%. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

Other non-interest income for the first quarter of 2003 includes $410,000 of income from Bank Owned Life Insurance ("BOLI"). During the third quarter of 2002, the Company purchased $41.1 million of BOLI. The BOLI policies were purchased to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in the executives' employment contracts. Adjustments to the cash surrender value of the BOLI policies are recorded as non-interest income.

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2003 totaled $28.9 million, an increase of $6.2 million, or 27%, from the first quarter 2002 total of $22.7 million. All categories of non-interest expense increased over the first quarter of 2002, reflecting the continued growth and expansion of the Banks, the growth in the premium finance business, the addition of LFCM in the first quarter of 2003 and a full quarter's operating expenses attributable to the Wayne Hummer Companies (which were acquired effective February 1, 2002).

The following table presents non-interest expense by category for the periods presented:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                --------------------------------------
                                                                                                             $               %
                                                                --------------------------------------
  (Dollars in thousands)                                                2003                2002           Change         Change
  ------------------------------------------------------------  ------------------  ------------------ --------------- -------------
  Salaries and employee benefits                                 $       17,450      $       13,362           4,088           31 %
  Equipment                                                               1,842               1,730             112            6
  Occupancy, net                                                          1,898               1,544             354           23
  Data processing                                                         1,053               1,014              39            4
  Advertising and marketing                                                 539                 524              15            3
  Professional fees                                                         782                 611             171           28
  Amortization of other intangibles                                         139                  17             122          718
  Other                                                                   5,208               3,877           1,331           34
                                                                ------------------  ------------------ --------------- -------------
  Total non-interest expense                                     $       28,911      $       22,679           6,232           27 %
                                                                ------------------  ------------------ --------------- -------------

Salaries and employee benefits totaled $17.5 million for the first quarter of 2003, an increase of $4.1 million, or 31%, as compared to the prior year's first quarter total of $13.4 million. This increase was primarily due to an additional month in the first quarter of 2003 of employee costs associated with the Wayne Hummer Companies and the salary and benefit costs of Lake Forest Capital Management Company (increasing $2.0 million), commissions associated with increased mortgage loan origination activity (increasing $697,000) and increases in salaries and employee benefit costs as a result of continued growth and expansion of the banking franchise and normal annual increases in salaries and the employee benefit costs (increasing $1.4 million).

Other categories of non-interest expense, such as occupancy costs, equipment expense, data processing, advertising and marketing, professional fees and other increased by $2.1 million over the prior year first quarter due to the acquisition of the Wayne Hummer Companies, the acquisition of Lake Forest Capital Management Company and the general growth and expansion of the Banks.


INCOME TAXES

The Company recorded income tax expense of $4.5 million for the three months ended March 31, 2003, versus $3.5 million for the same period of 2002. The effective tax rate was 35.4% and 35.7%, in the first quarter of 2003 and 2002, respectively.


OPERATING SEGMENT RESULTS

As shown in Note 10 to the unaudited consolidated financial statements, the Company's operations consist of five primary segments: banking, premium finance, indirect auto, Tricom and wealth management. The Company's profitability is primarily dependent on the net interest income, provision for loan losses, non-interest income and operating expenses of its banking segment.

For the first quarter of 2003, the banking segment's net interest income totaled $23.7 million, an increase of $2.9 million, or 14%, as compared to $20.8 million recorded in the same quarter of 2002. This increase was the direct result of earning asset growth, particularly in the loan portfolio. The banking segment's non-interest income totaled $9.3 million for the first quarter of 2003 and increased $4.4 million, or 89%, when compared to the prior year quarterly total of $4.9 million. Contributing to this increase were a $2.6 million increase in fees on mortgage loans sold, a $576,000 increase in premium income from certain covered call option transactions, a $601,000 increase in net securities gains and $385,000 from BOLI. The banking segment's after-tax profit for the quarter ended March 31, 2003, totaled $8.5 million, an increase of $2.3 million, or 37%, as compared to the prior year quarterly total of $6.2 million.

Net interest income from the premium finance segment totaled $9.2 million for the quarter ended March 31, 2003, an increase of $1.2 million, or 14%, over the $8.1 million recorded in the same quarter of 2002. This improvement was due to an increase in average premium finance receivables of approximately 33%.
Non-interest income for the three months ended March 31, 2003 totaled $1.1 million, compared to $2.0 million in the same quarter of 2002. Gains from the sale of premium finance receivables increased by $396,000 compared to the same period last year. The first quarter of 2002 included pretax income of $1.25 million for a partial settlement related to a non-recurring charge recorded in 2000. After-tax profit for the premium finance segment totaled $4.2 million for the three-month period ended March 31, 2003, an increase of $105,000, or 2.6%, over the same period of 2002, which included $754,000 after-tax from the partial settlement described earlier. This increase was due to higher levels of premium finance receivables resulting from market increases in insurance premiums charged by insurance carriers and continued targeted marketing programs.

The indirect auto segment recorded $1.8 million of net interest income for the first quarter of 2003, a decrease of $166,000, or 8%, as compared to the 2002 quarterly total. Average outstanding loans decreased 6% in the first quarter of 2003, compared to the same quarter of 2002. After-tax segment profit totaled $657,000 for the three-month period ended March 31, 2003, a decrease of $71,000, or 10%, when compared to the same period of 2002. The decrease in this segment's profitability was caused mainly by the lower volume of outstanding loans compared to the first quarter of 2002, contributing to the lower levels of net interest income.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. The Tricom segment reported net interest income of $854,000 for the first quarter of 2003, a decrease of $59,000, or 7%, compared to

$913,000 reported in the same period of 2002. Non-interest income was $1.1 million in the first quarter of 2003, an increase of $270,000, or 33%, compared to $821,000 in the first quarter of 2002. The increase in non-interest income in the first quarter of 2003 is attributable to the acquisition of a competitor's customer base in early January 2003. The segment's after-tax profit was $397,000 in the first quarter of 2003, an increase of $126,000, or 47%, as compared to the prior year first quarter of $271,000.

The wealth management segment reported net interest income of $1.6 million for the first quarter of 2003 compared to $588,000 for the same period last year. The rise in net interest income reported is due to the net interest allocated to the segment from non-interest bearing and interest-bearing account balances on deposit at the Banks offsetting a decrease in the segment's earning assets, primarily the interest-bearing brokerage customer receivables at WHI. This segment recorded non-interest income of $6.2 million for the first quarter of 2003 as compared to $4.7 for the same quarter of 2002, an increase of $1.5 million. The increase is attributable to the additional month of revenues from the Wayne Hummer Companies included in the 2003 results and the two months of revenue from Lake Forest Capital Management Company. The acquisition of Lake Forest Capital Management Company demonstrates Wintrust's commitment to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. The wealth management segment's after-tax loss totaled $281,000 for the three-month period ended March 31, 2003, as compared to an after-tax loss of $142,000 for the same period of 2002.



FINANCIAL CONDITION

Total assets were $3.91 billion at March 31, 2003, representing an increase of $960 million, or 32%, over $2.96 billion at March 31, 2002, and $193 million, or 21% on an annualized basis, over $3.72 billion at December 31, 2002. Growth at the newer Banks and branches along with market share increases at the more mature Banks were the primary factors for the increases during these periods. Total funding, which includes retail deposits, wholesale borrowings and Long-term Debt-Trust Preferred Securities, was $3.57 billion at March 31, 2003, representing an increase of $837 million, or 31%, over the March 31, 2002 reported amounts, and $179 million, or 21% on an annualized basis, since December 31, 2002. The increased funding was primarily utilized to fund growth in the loan portfolio of $461 million since March 31, 2002 and $72 million since year-end and to provide liquidity to the Company on a temporary basis. See Notes 4-8 of the Company's unaudited consolidated financial statements on pages 7-9 for additional period-end detail.

During the third quarter of 2002, the Company purchased $41.1 million of Bank Owned Life Insurance ("BOLI"). The BOLI policies were purchased to consolidate existing term life insurance contracts of executive officers to mitigate the mortality risk associated with death benefits provided for in the executives' employment contracts. The BOLI balances as of March 31, 2003 are $41.7 million and are included in "Accrued interest receivable and other assets" on the Company's consolidated statement of condition. Adjustments to the cash surrender value of the BOLI policies are recorded as non-interest income.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

                                                                                  THREE MONTHS ENDED
                                                 -----------------------------------------------------------------------------------
                                                       MARCH 31, 2003              December 31, 2002            March 31, 2002
                                                 ---------------------------- ------------------------------------------------------
(Dollars in thousands)                               BALANCE       PERCENT        Balance       Percent      Balance       Percent
----------------------------------------------------------------------------- ------------------------------------------------------
Loans:
  Commercial and commercial real estate          $   1,283,931         37 %    $  1,285,811        38 %   $    982,902          38 %
  Home equity                                          378,320         11           357,517        11          274,076          11
  Residential real estate (1)                          234,737          7           223,282         7          168,443           6
  Premium finance receivables                          544,114         15           495,015        15          408,869          16
  Indirect auto loans                                  174,387          5           182,231         5          184,993           7
  Tricom finance receivables                            22,285          1            22,302         1           18,153           1
  Consumer and other loans                              57,372          2            62,345         2           64,366           2
                                                 ---------------------------- ------------------------------------------------------
Total loans, net of unearned income              $   2,695,146         78 %    $  2,628,503        79 %   $  2,101,802          81 %
Liquidity management assets (2)                        715,338         21           671,887        20          458,922          17
Other earning assets (3)                                41,221          1            44,431         1           44,920           2
                                                 ---------------------------- ------------------------------------------------------
  Total earning assets                           $   3,451,705        100 %    $  3,344,821       100 %   $  2,605,644         100 %
                                                 ---------------------------- ------------------------------------------------------

  Total assets                                   $   3,757,564                 $  3,637,851               $  2,805,594
                                                 ----------------             ----------------            ---------------

  Total earning assets to total assets                                 92 %                        92 %                         93 %
                                                                 ------------                 ------------               -----------

------------------------------------------

(1)     Includes mortgages held for sale.
(2) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.
(3) Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the first quarter of 2003 increased $846 million, or 32%, over the prior year first quarter and $107 million, or 13% on an annualized basis, over the fourth quarter of 2002. The ratio of average earning assets as a percent of total average assets remained consistent at approximately 92% - 93% for each of the quarterly periods shown in the above table.

Total average loans increased $593 million, or 28%, over the previous year first quarter. Commercial and commercial real estate loans grew on average by 31%, home equity by 38%, residential real estate by 39% and premium finance receivables by 33%, compared to the first quarter of 2002. Average loans increased $66.6 million, or 10% on an annualized basis, over the fourth quarter of 2002. The slower growth rate in the first quarter of 2003 in average loans over the previous quarter was due in large part to the reduction in usage of mortgage warehouse lines, declining $65.5 million on average. This resulted in average commercial and commercial real estate loan balances remaining flat compared to the fourth quarter of 2002. Home equity loans increased 24%, residential real estate loans increased 21% and premium finance receivables increased 40%, all on an annualized basis, from the fourth quarter of 2002.

Other earning assets in the table include brokerage customer receivables and trading account securities from the Wayne Hummer Companies. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. These activities may expose WHI to risk in the event the customer is unable to fulfill its contractual obligations. WHI maintains cash and margin accounts for its customers generally located in the Chicago, Illinois and Appleton, Wisconsin metropolitan areas of the Midwest.

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


DEPOSITS

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

                                                                              THREE MONTHS ENDED
                                          ------------------------------------------------------------------------------------------
                                                   MARCH 31, 2003              December 31, 2002               March 31, 2002
                                            ----------------------------------------------------------------------------------------
  (Dollars in thousands)                        BALANCE       PERCENT       Balance         Percent        Balance       Percent
  ----------------------------------------- ----------------------------------------------------------------------------------------
  Non-interest bearing                      $     298,977         9  %     $   294,152        10  %      $    242,012          10 %
  NOW                                             345,299        11            351,789        11              285,756          12
  NOW-Brokerage customer deposits                 243,973         8            208,265         7                   --         --
  Money market                                    406,229        13            392,413        13              352,574          15
  Savings                                         151,218         5            141,906         5              128,410           6
  Time certificate of deposits                  1,704,924        54          1,632,566        54            1,330,648          57
                                            --------------------------------------------- ------------------------------------------
  Total deposits                            $   3,150,620       100  %     $ 3,021,091       100  %      $  2,339,400         100 %
                                            ============================================= ==========================================

Total average deposits for the first quarter of 2003 were $3.15 billion, an increase of $811 million, or 35%, over the first quarter of 2002 and an increase of $130 million, or 17% on an annualized basis, over the fourth quarter of 2002.

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook efforts to migrate funds from the money market mutual fund balances managed by Wayne Hummer Asset Management Company into deposit accounts of the Wintrust Banks ("NOW - Brokerage customer deposits" in table above). Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. As of March 31, 2003, $252 million had migrated into an insured bank deposit product at the various Banks. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC-insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds.


OTHER FUNDING SOURCES

Although deposits are the Company's main source of funding its interest-earning asset growth, the Company's ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, the Company uses several other funding sources to support its interest-earning asset growth. These sources include short-term borrowings, notes payable, FHLB advances, subordinated debt, trust preferred securities, the issuance of equity securities as well as the retention of earnings.

Average total interest-bearing funding, from sources other than deposits and including trust preferred securities, decreased by $20 million in the first quarter of 2003 to $308 million, compared to the fourth quarter of 2002 average balance of $328 million. These funding sources increased by $47 million compared to the first quarter of 2002 average total balance of $261 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

                                                                                              THREE MONTHS ENDED
                                                                          ----------------------------------------------------------
                                                                               MARCH 31,         December 31,         March 31,
    (In thousands)                                                               2003                2002                2002
  ----------------------------------------------------------------------- --------------------------------------- ------------------
     Notes payable                                                          $        42,837     $       48,522      $       55,384
     Federal Home Loan Bank advances                                                140,000            140,000              90,000
     Federal funds purchased                                                          2,162              4,347               4,760
     Securities sold under repurchase agreements                                     23,623             39,628              28,704
     Wayne Hummer Companies borrowings                                               18,397             21,608              28,628
     Other                                                                            5,000              5,000               2,222
     Subordinated note                                                               25,000             17,391                  --
     Long-term Debt - Trust Preferred Securities                                     50,894             51,050              51,050
                                                                          --------------------------------------- ------------------
       Total other funding sources                                          $       307,913     $      327,546      $      260,748
                                                                          --------------------------------------- ------------------

During 2001, Wintrust initiated borrowing from the Federal Home Loan Bank ("FHLB"). The Company initially borrowed from the FHLB in the third and fourth quarters of 2001 and borrowed an additional $50 million in the second quarter of 2002 as part of the Company's interest rate risk management.

The Wayne Hummer Companies borrowings consist of demand obligations to third party banks primarily collateralized with customer assets at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations at rates approximating fed funds. The decrease in the average balance in the first quarter of 2003 compared to the fourth quarter of 2002 and the first quarter of 2002 is a result of lower balances required to finance securities purchased by customers on margin.

Other represents the Company's interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.

During the fourth quarter of 2002, the Company completed a $25 million subordinated debt agreement with an unaffiliated bank.

Subsequent to the first quarter of 2003, the Company completed an additional $25 million subordinated debt agreement with the same unaffiliated bank and issued $25 million of floating rate trust preferred securities in a private placement offering. Proceeds will primarily be used to support the continued growth of the Company and to reduce other indebtedness in the near-term.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $238.9 million at March 31, 2003 and increased $75.4 million since March 31, 2002 and $11.9 million since the end of 2002. Significant changes from the prior year first quarter resulted from the issuance of 1,362,750 shares of common stock through an underwritten public offering completed in July 2002 (including the sale of shares subject to the underwriters' over-allotment option), through which the Company realized net proceeds of approximately $36.5 million and the retention of earnings of approximately $27.4 million. The increase in shareholders' equity from year-end 2002 was the result of the retention of earnings of $6.9 million, the issuance of shares in connection with the acquisition of LFCM in February 2003 valued at $3.5 million, and $1.6 million from the issuance of stock pursuant to the Company's various stock incentive compensation plans. The annualized return on average equity for the three months ended March 31, 2003 decreased to 14.51% as compared to 17.12% for the first three months of 2002.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

                                                                        MARCH 31,             December 31,            March 31,
                                                                          2003                    2002                  2002
                                                                  ----------------------  ---------------------  ------------------
   Leverage ratio                                                           6.9   %                7.0   %               7.0   %
   Tier 1 risk-based capital ratio                                          8.0                    8.0                   7.6
   Total risk-based capital ratio                                           9.3                    9.4                   8.2
   Dividend payout ratio                                                    8.9                    7.5                   7.5
----------------------------------------------------------------  -----------------------------------------------------------------

                                                                                                Minimum
                                                                                                Capital                 Well
                                                                                              Requirements           Capitalized
                                                                                          ---------------------  ------------------
   Leverage ratio                                                                                  4.0   %               5.0   %
   Tier 1 risk-based capital ratio                                                                 4.0                   6.0
   Total risk-based capital ratio                                                                  8.0                  10.0
----------------------------------------------------------------  -----------------------------------------------------------------

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. As previously discussed, subsequent to the end of the first quarter, the Company completed an additional $25 million subordinated debt agreement with an unaffiliated bank that qualifies as Tier II regulatory capital. Additionally, the Company issued $25 million of trust preferred securities that qualify as Tier II regulatory capital and may qualify as Tier I regulatory capital subject to certain regulatory capital limitations. The Company's goal is to support the continued growth of the Company and to meet the well-capitalized total risk-based capital ratio as a result of these new issuances of regulatory capital.

On January 23, 2003, Wintrust declared a semi-annual cash dividend of $0.08 per common share. In January and July 2002, the Company declared semi-annual cash dividends of $0.06 per common share.

ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for loan losses for the periods presented is shown below:

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                     -------------------------------------
(Dollars in thousands)                                                                      2003              2002
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                                                       $     18,390       $     13,686
PROVISION FOR LOAN LOSSES                                                                   2,641              2,348

CHARGE-OFFS:
   Commercial and commercial real estate loans                                                445                225
   Home equity loans                                                                           --                 --
   Residential real estate loans                                                               --                 --
   Consumer and other loans                                                                   103                 76
   Premium finance receivables                                                                673                867
   Indirect automobile loans                                                                  216                287
   Tricom finance receivables                                                                  --                 --
                                                                                     ---------------    ---------------
     Total charge-offs                                                                      1,437              1,455
                                                                                     ---------------    ---------------

RECOVERIES:
   Commercial and commercial real estate loans                                                 43                 20
   Home equity loans                                                                           --                 --
   Residential real estate loans                                                               --                 --
   Consumer and other loans                                                                    23                 --
   Premium finance receivables                                                                 67                 63
   Indirect automobile loans                                                                   42                 30
   Tricom finance receivables                                                                   4                  5
                                                                                     ---------------    ---------------
     Total recoveries                                                                         179                118
                                                                                     ---------------    ---------------
NET CHARGE-OFFS                                                                            (1,258)            (1,337)
                                                                                     ---------------    ---------------
BALANCE AT MARCH 31                                                                  $     19,773       $     14,697
                                                                                     ===============    ===============

   Annualized net charge-offs as a percentage of average:
   Commercial and commercial real estate loans                                               0.13   %           0.08   %
   Home equity loans                                                                           --                 --
   Residential real estate loans                                                               --                 --
   Consumer and other loans                                                                  0.57               0.48
   Premium finance receivables                                                               0.45               0.80
   Indirect automobile loans                                                                 0.40               0.56
   Tricom finance receivables                                                               (0.07)             (0.11)
                                                                                     ---------------    ---------------
     Total loans                                                                             0.19   %           0.26   %
                                                                                     ===============    ===============

Net charge-offs as a percentage of the provision for loan losses                            47.63   %          56.94   %
                                                                                     ===============    ===============

Loans at March 31                                                                    $  2,628,480       $   2,167,550
Allowance as a percentage of loans at period-end                                             0.75   %            0.68  %


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

The provision for loan losses totaled $2.6 million for the first quarter of 2003, an increase of $293,000 from a year earlier. For the quarter ended March 31, 2003, net charge-offs totaled $1.3 million, down $79,000 from the $1.3 million of net charge-offs recorded in the same period of 2002. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.19% in the first quarter of 2003 from 0.26% in the same period in 2002.

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

The increase in the allowance for loan losses of $1.4 million from December 31, 2002 to March 31, 2003, is primarily related to growth in the premium finance receivables portfolio of $70.5 million, or 62% on an annualized basis, as well as the increase in the performing loans on the Company's Watch List from $34.3 million at December 31, 2002 to $42.3 million at March 31, 2003. The allowance for loan losses as a percentage of total loans was 0.75% at March 31, 2003, compared to 0.68% at March 31, 2002. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio has decreased by $8.9 million, or 20% on an annualized basis, from December 31, 2002, and improvements have been made in the delinquencies, underwriting standards and collection routines.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets as of the dates presented:

                                                                             MARCH 31,       December 31,        March 31
(Dollars in thousands)                                                          2003             2002              2002
-------------------------------------------------------------------------- --------------- ----------------- -----------------
PAST DUE GREATER THAN 90 DAYS AND STILL ACCRUING:
   Residential real estate and home equity                                 $          13   $            32   $           136
   Commercial, consumer and other                                                  2,053             3,047               208
   Premium finance receivables                                                     1,574             2,198             1,582
   Indirect automobile loans                                                         399               423               249
   Tricom finance receivables                                                        --                --                --
                                                                           --------------- ----------------- -----------------
      Total past due greater than 90 days and still accruing                       4,039             5,700             2,175
                                                                           --------------- ----------------- -----------------

NON-ACCRUAL LOANS:
   Residential real estate and home equity                                           375               711             1,912
   Commercial, consumer and other                                                  2,053             1,132               742
   Premium finance receivables                                                     5,694             4,725             6,277
   Indirect automobile loans                                                         246               254               266
   Tricom finance receivables                                                         14                20               104
                                                                           --------------- ----------------- -----------------
      Total non-accrual                                                            8,382             6,842             9,301
                                                                           --------------- ----------------- -----------------

TOTAL NON-PERFORMING LOANS:
   Residential real estate and home equity                                           388               743             2,048
   Commercial, consumer and other                                                  4,106             4,179               950
   Premium finance receivables                                                     7,268             6,923             7,859
   Indirect automobile loans                                                         645               677               515
   Tricom finance receivables                                                         14                20               104
                                                                           --------------- ----------------- -----------------
      Total non-performing loans                                                  12,421            12,542            11,476
                                                                           --------------- ----------------- -----------------
OTHER REAL ESTATE OWNED                                                              984                76               100
                                                                           --------------- ----------------- -----------------
TOTAL NON-PERFORMING ASSETS                                                $      13,405   $        12,618   $        11,576
                                                                           =============== ================= =================

Total  non-performing  loans by  category  as a  percent  of its own  respective category:
   Residential real estate and home equity                                          0.07   %          0.14  %           0.48  %
   Commercial, consumer and other                                                   0.30              0.30              0.08
   Premium finance receivables                                                      1.37              1.50              1.90
   Indirect automobile loans                                                        0.38              0.38              0.28
   Tricom finance receivables                                                       0.06              0.10              0.59
                                                                             -------------     -------------   ---------------
      Total non-performing loans                                                    0.47   %          0.49  %           0.53  %
                                                                             -------------     -------------   ---------------

   Total non-performing assets as a percentage of total assets                      0.34   %          0.34  %           0.39  %
                                                                             -------------     -------------   ---------------

   Allowance for loan losses as a percentage of non-performing loans
                                                                                  159.19   %        146.63  %         128.07  %
                                                                             =============     =============   ===============


The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Residential Real Estate, Commercial, Consumer and Other Loans

Total non-performing loans for Wintrust's residential real estate, commercial, consumer and other loans were $4.5 million, up from the $3.0 million reported at March 31, 2002, and down from the $4.9 million reported at December 31, 2002. These loans consist primarily of a small number of commercial, residential real estate and home equity loans, which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management to monitor the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of March 31, 2003 and 2002, and the amount of net charge-offs for the quarters then ended.

                                                                                 MARCH 31,                March 31,
  (Dollars in thousands)                                                            2003                     2002
------------------------------------------------------------------------- ------------------------- -----------------------
 Non-performing premium finance receivables                                $             7,268       $            7,859
    - as a percent of premium finance receivables                                         1.37%                    1.90%

 Net charge-offs of premium finance receivables                            $               606       $              804
    - as a percent of premium finance  receivables                                        0.45%                    0.80%
------------------------------------------------------------------------- ------------------------- -----------------------

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $645,000 at March 31, 2003, increasing from $515,000 at March 31, 2002 and decreasing from $677,000 at December 31, 2002. The ratio of these non-performing loans to total indirect automobile loans stood at 0.38% of total indirect automobile loans at March 31, 2003, 0.28% at March 31, 2002 and 0.38% at December 31, 2002. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total indirect automobile loans has decreased from 0.56% in the first quarter of 2002 to 0.40% in the first quarter of 2003. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to de-emphasize, in relation to other loan categories, growth in the indirect automobile loan portfolio. Indirect automobile loans at March 31, 2003 were $169.3 million, down from $178.2 million at December 31, 2002 and $184.4 million at March 31, 2002.

Potential Problem Loans

Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of "Past Due Loans and Non-performing Assets" on page 32. Accordingly, at the periods presented in this report, the Company has no potential problem loans as defined by Securities and Exchange Commission regulations.

Credit Quality Review Procedures

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system ("Watch List"). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under "Past Due Loans and Non-performing
Assets," there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management's philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List. The principal amount of loans on the Company's Watch List (exclusive of those loans reported as non-performing) as of March 31, 2003, December 31, 2002 and March 31, 2002 were $42.3 million, $34.3 million and $30.2 million, respectively. We believe these loans are performing and, accordingly, do not cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

Please refer to the Interest-Earning Assets, Deposits, Other Funding Sources and Shareholders' Equity discussions on pages 26-29 for additional information regarding the Company's liquidity position.


INFLATION

A banking organization's assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company's asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See "Quantitative and Qualitative Disclosure About Market Risks" beginning on page 36.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or the acquisition of banks, specialty finance or fee-related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly the expansion of wealth management services through the Company's acquisitions of the Wayne Hummer Companies and Lake Forest Capital Management will depend on the successful integration of these businesses.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company may not be able to successfully adapt to technological changes to compete effectively in the marketplace.
o       Unforeseen   future  events  that  may  cause  slower  than  anticipated development and growth of the Tricom business and/or changes in the temporary staffing industry.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company's ability to successfully pursue acquisition and expansion strategies.
o The conditions in the financial markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.

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

Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income is identified, management then would take appropriate actions with its asset-liability structure to counter these potentially adverse situations. Please refer to earlier sections of this discussion and analysis for further discussion of the net interest margin.

As the Company's primary source of interest bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Company operates. The rates, terms and interest rate indices of the Company's interest earning assets result primarily from the Company's strategy of investing in loans and short-term securities that permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving an acceptable interest rate spread.

The Company's exposure to interest rate risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximizing net interest income. Tools used by management include a standard gap analysis and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates, and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment.

Standard gap analysis starts with contractual repricing information for assets, liabilities and derivative financial instruments. These items are then combined with repricing estimations for administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets, other liabilities). These estimations recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences. Also included are estimates for those items that are likely to materially change their payment structures in different rate environments, including residential loan products, certain commercial and commercial real estate loans and certain mortgage-related securities. Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between the contractual coupon of the item and current market rates for similar products.

The  following  table   illustrates  the  Company's   estimated   interest  rate
sensitivity and periodic and cumulative gap positions as of March 31, 2003:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Time to Maturity or Repricing
                                                                  ------------------------------------------------------------------
                                                                        0-90          91-365         1-5         Over 5
(Dollars in thousands)                                                  Days           Days         Years        Years        Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Federal funds sold and securities purchased under
     resale agreements                                              $ 331,640        $  --         $  --        $  --     $ 331,640
Interest-bearing deposits with banks                                    4,870           --            --           --         4,870
Available-for-sale securities                                         280,496       80,839        45,879        96,976      504,190
                                                                --------------------------------------------------------------------
     Total liquidity management assets                                617,006       80,839        45,879        96,976      840,700
Loans, net of unearned income (1)                                   1,750,714      482,465       448,342        43,309    2,724,830
Other earning assets                                                   41,182           --            --            --       41,182
                                                                --------------------------------------------------------------------
     Total earning assets                                           2,408,902      563,304       494,221       140,285    3,606,712
Other non-earning assets                                                   --           --            --       308,283      308,283
                                                                --------------------------------------------------------------------
     Total assets (RSA)                                           $ 2,408,902     $563,304      $494,221     $ 448,568  $ 3,914,995
                                                                --------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits (2)                                     $ 1,610,010     $654,511      $683,267       $ 9,300  $ 2,957,088
Federal Home Loan Bank advances                                            --           --       121,000        19,000      140,000
Notes payable and other borrowings                                     88,643           --            --            --       88,643
Subordinated note                                                      25,000           --            --            --       25,000
Long-term Debt - Trust Preferred Securities                                --           --            --        51,004       51,004
                                                                --------------------------------------------------------------------
     Total interest-bearing liabilities                             1,723,653      654,511       804,267        79,304    3,261,735
Demand deposits                                                            --           --            --       313,207      313,207
Other liabilities                                                          --           --            --       101,148      101,148
Shareholders' equity                                                       --           --            --       238,905      238,905

EFFECT OF DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swap (Company pays fixed, receives floating)            (50,000)     25,000            --        25,000           --
Interest rate swap (Company pays floating, receives fixed)             31,050      (31,050)           --          --             --
                                                                --------------------------------------------------------------------
    Total liabilities and shareholders' equity including effect
     of derivative financial instruments (RSL)                    $ 1,704,703     $648,461      $804,267     $ 757,564  $ 3,914,995
                                                                --------------------------------------------------------------------

Repricing gap (RSA - RSL)                                           $ 704,199    $ (85,157)   $ (310,046)   $(308,996)
Cumulative repricing gap                                            $ 704,199     $619,042      $308,996         $  --

Cumulative RSA/Cumulative RSL                                             141%          126%          110%
Cumulative RSA/Total assets                                                62%           76%           89%
Cumulative RSL/Total assets                                                44%           60%           81%

Cumulative GAP/Total assets                                                18%           16%            8%
Cumulative GAP/Cumulative RSA                                              29%           21%            9%
------------------------------------------------------------------------------------------------------------------------------------

(1) Loans, net of unearned income, include mortgages held for sale and nonaccrual loans.
(2) Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.


While the gap position and related ratios illustrated in the table are useful tools that management can use to assess the general positioning of the Company's and its subsidiaries' balance sheets, it is only as of a point in time.

Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 2003, December 31, 2002 and March 31, 2002, is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 + 200 Basis           - 200 Basis
                                                                                                    Points                Points
                                                                                          --------------------- --------------------
  Percentage  change in net interest  income due to an immediate 200 basis point shift in the yield curve:
  MARCH 31, 2003                                                                                     6.9%                (25.9)%
  December 31, 2002                                                                                  7.5%                (26.4)%
  March 31, 2002                                                                                     6.9%                (12.3)%
------------------------------------------------------------------------------------------------------------------------------------

These results are based solely on a permanent parallel shift in the yield curve and do not reflect the net interest income sensitivity that may arise from other factors, such as changes in the shape of the yield curve or the change in spread between key market rates. The above results are conservative estimates due to the fact that no management action to mitigate potential changes in net interest income are included in this simulation process. These management actions could include, but would not be limited to, delaying a change in deposit rates, extending the maturities of liabilities, the use of derivative financial instruments, changing the pricing characteristics of loans or modifying the growth rate of certain types of assets or liabilities.

As the table above shows, management has positioned the balance sheet so that the Company benefits from a rise in interest rates and believes this is a prudent position. Until a rise in rates occurs, the Company is fortunate that the business strategy provides a solid base to grow the deposit and loan portfolios. This growth in the balance sheet has helped fuel earnings growth despite the lower net interest margins. The Company also mitigates the net interest margin pressure by realizing income from strong residential real estate lending activity and by using income from covered call option transactions to, in effect, hedge a portion of the reduced net interest income. Management actively monitors the relationships between growth, net interest income and other income to provide for earnings growth in a tough interest rate environment.

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During 2001, the Company entered into a $25 million notional principal amount interest rate swap contract that matures in February 2004. This contract effectively converts a portion of the Company's floating-rate notes payable to a fixed-rate basis, thus reducing the impact of rising interest rates on future interest expense. During the fourth quarter of 2002, the Company renewed and increased its revolving loan agreement, and completed a $25 million subordinated debt agreement with an unaffiliated bank that qualifies as Tier II regulatory capital. The Company also entered into two interest rate swap contracts in 2002. A $25 million notional principal amount swap was entered into to convert the newly issued subordinated note from variable-rate to fixed-rate. The swap matures in 2012, and the notional principal amount is reduced $5 million annually, beginning in 2008, to match the principal reductions on the subordinated note. Additionally, a $31.05 million interest rate swap contract was entered into to convert the Company's 9% Trust Preferred Securities from fixed-rate to variable-rate. This swap has a termination date of September 30, 2028, and provides the counterparty with a call option on any date on or after September 30, 2003. The call option in the swap coincides with the Company's call option in the trust preferred securities. All of the Company's interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133.

During the first quarter of 2003, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors), to mitigate the effects of an asset-sensitive balance sheet in a falling rate environment and increase the total return associated with the related securities. Although the revenue from these covered call option transactions is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these transactions contributes to the Company's overall profitability. The Company's exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no call options outstanding as of March 31, 2003.



                                     ITEM 4
                             CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

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

3.3     Amended and Restated By-laws of Wintrust Financial Corporation

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


99.1 Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K.
-------------------

    - Form 8-K report filed with the SEC on January 16, 2003, provided the Company's first quarter 2003 earnings release dated January 16, 2003.

    - Form 8-K report filed with the SEC on February 4, 2003, provided the Company's press release dated February 4, 2003 announcing the consummation of the previously announced acquisition of Lake Forest Capital Management Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)



Date: May 14, 2003                  /s/ DAVID L. STOEHR
                                    -------------------
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


Date: May 14, 2003

                                    /s/  EDWARD J. WEHMER
                                    --------------------------------------------
                                    Name:  Edward J. Wehmer
                                    Title: President and Chief Executive Officer

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


Date: May 14, 2003
                                              /s/  DAVID L. STOEHR
                                              ---------------------------------
                                              Name:  David L. Stoehr
                                              Title: Executive Vice President
                                                     and Chief Financial Officer

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

3.3   Amended and Restated By-laws of Wintrust Financial Corporation.

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

99.1 Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.