Form 10-Q
period 2003-06-30
WINTRUST FINANCIAL CORP
filed 2003-08-14
CIK 1015328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

      Common Stock - no par value, 17,453,786 shares, as of August 8, 2003.

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.   Financial Statements.________________________________________     1-16

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.  _________________________________    17-41

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risks.     42-45

ITEM 4.   Controls and Procedures. ____________________________________       45



                          PART II -- OTHER INFORMATION

ITEM 1.   Legal Proceedings. __________________________________________       46

ITEM 2.   Changes in Securities and Use of Proceeds. __________________       46

ITEM 3.   Defaults Upon Senior Securities.  ___________________________       46

ITEM 4.   Submission of Matters to a Vote of Security Holders. ________       46

ITEM 5.   Other Information.  _________________________________________       47

ITEM 6.   Exhibits and Reports on Form 8-K.  __________________________       47


          Signatures  _________________________________________________       48

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 (UNAUDITED)                          (Unaudited)
                                                                                   JUNE 30,           December 31,      June 30,
(In thousands)                                                                       2003                 2002            2002
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $      123,439     $        105,671   $       60,055
Federal funds sold and securities purchased under resale agreements                 223,142              151,251          198,089
Interest-bearing deposits with banks                                                  5,748                4,418              543
Available-for-sale securities, at fair value                                        508,289              547,679          380,833
Trading account securities                                                            4,913                5,558            4,618
Brokerage customer receivables                                                       34,457               37,592           68,844
Mortgage loans held-for-sale                                                         84,643               90,446           27,735
Loans, net of unearned income                                                     2,896,148            2,556,086        2,308,945
    Less: Allowance for loan losses                                                  21,310               18,390           16,009
------------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                     2,874,838            2,537,696        2,292,936
Premises and equipment, net                                                         141,488              118,961          109,509
Accrued interest receivable and other assets                                         99,193               95,852           49,775
Goodwill                                                                             29,835               25,266           25,091
Other intangible assets                                                               2,409                1,165            1,372
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                             $    4,132,394     $      3,721,555   $    3,219,400
====================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                       $      317,104     $        305,540   $      257,298
  Interest bearing                                                                3,102,842            2,783,584        2,351,209
------------------------------------------------------------------------------------------------------------------------------------
    Total  deposits                                                               3,419,946            3,089,124        2,608,507


Notes payable                                                                        26,000               44,025           58,650

Federal Home Loan Bank advances                                                     140,000              140,000          140,000
Subordinated notes                                                                   50,000               25,000              --

Other borrowings                                                                     57,439               46,708           71,712

Long-term debt - trust preferred securities                                          76,816               50,894           51,050
Accrued interest payable and other liabilities                                      112,794               98,802           83,482
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                             3,882,995            3,494,553        3,013,401
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock                                                                        --                   --               --
  Common stock                                                                       17,428               17,216           16,955
  Surplus                                                                           158,597              153,614          147,616
  Common stock warrants                                                               1,030                   81               96
  Retained earnings                                                                  72,861               56,967           42,789
  Accumulated other comprehensive loss                                                 (517)                (876)          (1,457)
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      249,399              227,002          205,999
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                               $    4,132,394     $      3,721,555   $    3,219,400
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                      --------------------------------------------------------------
(In thousands, except per share data)                                       2003           2002            2003          2002
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                          $       42,238  $      38,366   $      82,829 $       75,027
  Interest bearing deposits with banks                                            28              5              57              8
  Federal funds sold and securities purchased under resale agreements          1,080            205           1,469            498
  Securities                                                                   5,534          5,211          11,369          9,711
  Trading account securities                                                      46             56              84             80
  Brokerage customer receivables                                                 339            695             696          1,185
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                    49,265         44,538          96,504         86,509
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits                                                        17,013         16,585          34,115         33,260
  Interest on Federal Home Loan Bank advances                                  1,473          1,078           2,930          1,975
  Interest on subordinated notes                                                 625             --           1,069            --
  Interest on notes payable and other borrowings                                 671          1,170           1,375          2,113
  Interest on long-term debt - trust preferred securities                      1,155          1,288           2,083          2,576
------------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                   20,937         20,121          41,572         39,924
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                           28,328         24,417          54,932         46,585
Provision for loan losses                                                      2,852          2,483           5,493          4,831
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           25,476         21,934          49,439         41,754
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Wealth management fees                                                       7,002          7,431          12,953         12,001
  Fees on mortgage loans sold                                                  4,544          1,934           9,142          3,951
  Service charges on deposit accounts                                            867            753           1,722          1,491
  Gain on sale of premium finance receivables                                  1,108            828           2,270          1,594
  Administrative services revenue                                              1,068            931           2,159          1,753
  Net securities gains (losses)                                                  220             62            606           (153)
  Other                                                                        4,296          1,832           7,996          5,886
------------------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                19,105         13,771          36,848         26,523
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                              18,265         15,400          35,715         28,762
  Equipment expense                                                            1,916          1,796           3,758          3,526
  Occupancy, net                                                               1,887          1,609           3,785          3,153
  Data processing                                                              1,026          1,042           2,079          2,056
  Advertising and marketing                                                      504            533           1,043          1,057
  Professional fees                                                              922            685           1,704          1,296
  Amortization of other intangibles                                              159            100             298            117
  Other                                                                        5,830          4,741          11,038          8,618
------------------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                               30,509         25,906          59,420         48,585
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                           14,072          9,799          26,867         19,692
Income tax expense                                                             5,053          3,492           9,585          7,023
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $        9,019  $       6,307   $      17,282 $       12,669
====================================================================================================================================

NET INCOME PER COMMON SHARE - BASIC                                   $         0.52  $        0.40   $        1.00 $         0.82
====================================================================================================================================

NET INCOME PER COMMON SHARE - DILUTED                                 $         0.49  $        0.37   $        0.94 $         0.77
====================================================================================================================================

CASH DIVIDENDS DECLARED PER COMMON SHARE                              $           --  $          --   $        0.08 $         0.06
====================================================================================================================================
Weighted average common shares outstanding                                    17,411         15,948          17,360         15,513
Dilutive potential common shares                                               1,106          1,080           1,113          1,013
------------------------------------------------------------------------------------------------------------------------------------
Average common shares and dilutive common shares                              18,517         17,028          18,473         16,526
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                                                                          COMPRE-
                                        COMPRE-                         COMMON                            HENSIVE        TOTAL
                                        HENSIVE    COMMON               STOCK     TREASURY   RETAINED     INCOME     SHAREHOLDERS'
 (In thousands)                          INCOME    STOCK     SURPLUS   WARRANTS    STOCK     EARNINGS     (LOSS)        EQUITY
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2001                     $ 14,532    $97,956    $   99      $  --   $ 30,995   $  (2,304)     $  141,278

 Comprehensive income:
 Net income                           $  12,669         --         --        --         --     12,669           --         12,669
 Other comprehensive income, net of tax:
  Unrealized gains on securities, net
    of reclassification adjustment        1,037         --         --        --         --         --        1,037          1,037
  Unrealized losses on derivative
    instruments                            (190)        --         --        --         --         --        (190)           (190)
                                      -----------
 Comprehensive income                 $
                                         13,516
                                      -----------

 Cash dividends declared                                --        --         --         --       (875)          --           (875)
 Purchase of fractional shares
  resulting from stock split                            --       (10)        --         --         --           --            (10)
 Common stock issued for:
   New issuance, net of costs                        1,185     30,549        --         --         --           --         31,734
   Acquisition of the Wayne Hummer
     Companies                                         763     14,237        --         --         --           --         15,000
  Director compensation plan                             3         64        --         --         --           --             67
  Employee stock purchase plan                           7        213        --         --         --           --            220
  Exercise of common stock warrants                      3         27       (3)         --         --           --             27
  Exercise of stock options                            462      4,580        --         --         --           --          5,042
---------------------------------------         ------------------------------------------------------------------------------------
 Balance at June 30, 2002                         $ 16,955  $ 147,616    $   96      $  --   $ 42,789   $  (1,457)     $  205,999
---------------------------------------         ------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2002                     $ 17,216  $ 153,614    $   81      $  --   $ 56,967     $  (876)     $  227,002

 COMPREHENSIVE INCOME:

 NET INCOME                           $  17,282         --         --        --         --     17,282           --         17,282
 OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  UNREALIZED GAINS ON SECURITIES, NET
    OF RECLASSIFICATION ADJUSTMENT          609         --         --        --         --         --          609            609
  UNREALIZED LOSSES ON DERIVATIVE
    INSTRUMENTS                            (250)        --         --        --         --         --        (250)           (250)
                                      -----------
 COMPREHENSIVE INCOME                 $
                                         17,641
                                      -----------

 CASH DIVIDENDS DECLARED                                --        --         --         --     (1,388)          --         (1,388)
 PURCHASE OF 600 SHARES OF
  COMMON STOCK                                          --         --        --        (17)        --           --            (17)
 COMMON STOCK ISSUED FOR:
   ACQUISITION OF LAKE FOREST
     CAPITAL MANAGEMENT                                 82      2,418       950         --         --           --          3,450
  DIRECTOR COMPENSATION PLAN                             5        121        --         --         --           --            126
  EMPLOYEE STOCK PURCHASE PLAN                          17        469        --         --         --           --            486
  EXERCISE OF COMMON STOCK WARRANTS                      1          4       (1)         --         --           --              4
  EXERCISE OF STOCK OPTIONS                             70      1,139        --         17         --           --          1,226
  RESTRICTED STOCK AWARDS                               37        832        --         --         --           --            869
---------------------------------------         ------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2003                         $ 17,428  $ 158,597   $ 1,030      $  --   $ 72,861     $  (517)     $  249,399
=======================================         ====================================================================================

                                                                                                          Six Months Ended June 30,
                                                                                                       -----------------------------
 Disclosure of reclassification amount and income tax impact:                                              2003            2002
 ------------------------------------------------------------
                                                                                                       --------------   ------------
 Unrealized holding gains on available for sale securities during the period, net                       $    1,542    $     1,437
 Unrealized holding losses on derivative instruments arising during the period                                (387)          (293)
 Less:  Reclassification adjustment for gains (losses) included in net income, net                             606           (153)
 Less:  Income tax  expense                                                                                    190            450
                                                                                                       -------------- --------------
 Net unrealized gains on available for sale securities and derivative instruments                       $      359    $       847
                                                                                                       -------------- --------------

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                      Six Months Ended
                                                                                                           June 30,
------------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                                    2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
   Net income                                                                             $           17,282   $         12,669
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                        5,493              4,831
      Depreciation and amortization                                                                    4,886              4,422
      Deferred income tax expense                                                                        390              4,403
      Tax benefit from exercises of stock options                                                        688              2,581
      Net amortization of securities                                                                     819              1,569
      Originations of mortgage loans held for sale                                                  (825,262)          (362,305)
      Proceeds from sales of mortgage loans held for sale                                            831,065            377,474
      Purchase of trading securities, net                                                                645                193
      Net decrease (increase) in brokerage customer receivables                                        3,135             (5,862)
      Gain on sale of premium finance receivables                                                     (2,270)            (1,594)
      (Gain) loss on sale of available-for-sale securities, net                                         (606)               153
      Loss (gain) on sale of premises and equipment, net                                                  33                (11)
      Increase in accrued interest receivable and other assets, net                                   (3,027)            (8,719)
      Increase in accrued interest payable and other liabilities, net                                 14,104             28,375
------------------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $           47,375   $         58,179
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from maturities of available-for-sale securities                              $          334,843   $        221,520
   Proceeds from sales of available-for-sale securities                                            2,571,773          1,281,654
   Purchases of available-for-sale securities                                                    (2,865,730)         (1,498,614)
   Proceeds from sales of premium finance receivables                                                131,965            135,975
   Net cash paid for  Lake Forest Capital Management Company                                         (1,688)                 --
   Net cash paid for  the Wayne Hummer Companies                                                          --             (8,096)
   Net (increase) decrease in interest-bearing deposits with banks                                   (1,330)                441
   Net increase in loans                                                                           (473,238)           (428,111)
   Purchase of premises and equipment, net                                                          (27,114)            (13,826)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                    $        (330,519)   $       (309,057)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Increase in deposit accounts                                                           $          330,822   $        293,871
   Increase (decrease) in other borrowings, net                                                       10,211             (4,011)
   (Decrease) increase  in notes payable, net                                                       (18,025)             12,075
   Proceeds from Federal Home Loan Bank advances                                                          --             50,000
   Proceeds from issuance of subordinated note                                                        25,000                 --
   Proceeds from issuance of trust preferred securities                                               25,000                 --
   Issuance of common shares, net of issuance costs                                                       --             31,734
   Issuance of common shares from stock options, employee stock purchase plan, common
      stock warrants and cash for stock split fractional shares, net                                   1,200              2,698
   Purchases of common stock                                                                            (17)                 --
   Dividends paid                                                                                    (1,388)               (875)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 $          372,803   $        385,492
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 $           89,659   $        134,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          $          256,922   $        123,530
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $          346,581   $        258,144
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

As of June 30, 2003, Wintrust had seven wholly-owned bank subsidiaries (collectively, "Banks"), all of which started as de novo institutions, including Lake Forest Bank & Trust Company ("Lake Forest Bank"), Hinsdale Bank & Trust Company ("Hinsdale Bank"), North Shore Community Bank & Trust Company ("North Shore Bank"), Libertyville Bank & Trust Company ("Libertyville Bank"), Barrington Bank & Trust Company, N.A. ("Barrington Bank"), Crystal Lake Bank & Trust Company, N.A. ("Crystal Lake Bank") and Northbrook Bank & Trust Company ("Northbrook Bank").

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

The Company provides trust and investment services at each of its Banks through its wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. ("WHTC"), a de novo company started in 1998 and formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC ("WHI") is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments LLC ("Focused") is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions located primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company ("WHAMC") provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, as well as four proprietary mutual funds in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust.
Collectively WHI, WHAMC and Focused are referred to as the "Wayne Hummer Companies" or "WHC".

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


(2) SUPPLEMENTAL FINANCIAL MEASURES/RATIOS
    --------------------------------------

In accordance with new SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with generally accepted accounting principles ("GAAP"), a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide useful information to investors regarding the Company's financial condition and results of operation.

Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company's performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), core net interest margin and the efficiency ratio. Management believes that these measures and ratios provide users of the Company's financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company's operating efficiency for comparative purposes than most directly comparable GAAP measures would provide. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three and six-month periods ended June 30, 2003 and 2002.

Management reviews yields on certain asset categories and the net interest margin of the Company, and its banking subsidiaries, on a fully taxable-equivalent basis ("FTE"). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a taxable-equivalent basis is also used in the calculation of the Company's efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses.

Management also evaluates the net interest margin excluding the interest expense associated with the Company's Long-term Debt - Trust Preferred Securities ("Core Net Interest Margin"). Because these instruments are utilized by the Company primarily as capital instruments, management finds it useful to view the net interest margin excluding this expense and deems it to be a more accurate view of the operational net interest margin of the Company than the most directly compaarable GAAP measures.

The following table reconciles the GAAP calculations to the financial measures and ratios used by management as discussed above.

                                                                           Three Months Ended             Six Months Ended
                                                                                June 30,                      June 30,
                                                                     ------------------------------------------------------------
  (Dollars in thousands)                                                 2003            2002           2003           2002
---------------------------------------------------------------------------------------------------------------------------------
(A) INTEREST INCOME (GAAP)                                            $ 49,265       $  44,538       $ 96,504       $86,509
  Taxable-equivalent adjustment
  - Loans                                                                  124             168            265           356
  - Liquidity management assets                                             73              23            134            43
  - Other earning assets                                                    39              --             39            --
                                                                     ------------   -------------   ------------  ------------
  Interest income - FTE                                               $ 49,501       $  44,729       $ 96,942       $86,908
(B) INTEREST EXPENSE (GAAP)                                             20,937          20,121         41,572        39,924
                                                                     ------------   -------------   ------------  ------------
  Net interest income - FTE                                           $ 28,564       $  24,608       $ 55,370       $46,984
                                                                     ------------   -------------   ------------  ------------

(C) NET INTEREST INCOME (GAAP)   (A MINUS B)                          $ 28,328       $  24,417       $ 54,932       $46,585

  Net interest income - FTE                                           $ 28,564       $  24,608       $ 55,370       $46,984
  Add: Interest expense on
  long-term debt - trust preferred securities                            1,155           1,288          2,083         2,576
                                                                     ------------   -------------   ------------  ------------
  Core net interest income - FTE (1)                                  $ 29,719       $  25,896       $ 57,453       $49,560
                                                                     ------------   -------------   ------------  ------------

(D) NET INTEREST MARGIN (GAAP)                                            3.11  %         3.53  %        3.12  %       3.49  %
  Net interest margin - FTE                                               3.14  %         3.56  %        3.14  %       3.52  %
  Core net interest margin - FTE (1)                                      3.26  %         3.74  %        3.26  %       3.72  %

(E) EFFICIENCY RATIO (GAAP)                                              64.62  %        67.95  %       65.17  %      66.32  %
  Efficiency ratio - FTE                                                 64.30  %        67.61  %       64.86  %      65.96  %
=================================================================================================================================

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


(4) AVAILABLE-FOR-SALE SECURITIES
    -----------------------------

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

                                                 JUNE 30, 2003              December 31, 2002                June 30, 2002
                                        ------------------------------------------------------------ ------------------------------
                                          AMORTIZED          FAIR        Amortized        Fair         Amortized         Fair
  (In thousands)                             COST           VALUE          Cost          Value            Cost          Value
------------------------------------------------------- -------------------------------------------- ------------------------------

  U.S. Treasury                          $     12,856    $     12,563   $   34,150    $    34,022      $     2,583   $      2,582
  U.S. Government agencies                    218,701         219,849      139,707        140,752          144,858        145,732
  Municipal                                     8,545           8,686        6,311          6,467            6,288          6,417
  Corporate notes and other                    75,791          76,122       76,809         75,193           25,260         24,257
  Mortgage-backed                             139,885         139,883      270,091        270,962          187,032        185,826
  Federal Reserve/FHLB Stock
   and other equity securities                 51,186         51,186        20,221         20,283           15,894        16,019
                                        --------------- -------------------------------------------- ------------------------------
    Total available-for-sale securities  $    506,964    $    508,289   $  547,289    $   547,679      $   381,915   $    380,833
                                        =============== ============================================ ==============================

(5) LOANS
    -----

The following table is a summary of the loan portfolio as of the dates shown:


                                                                     JUNE 30,             December 31,             June 30,
  (Dollars in thousands)                                               2003                   2002                   2002
-------------------------------------------------------------  ---------------------  ---------------------  ---------------------
  BALANCE:
  -------
  Commercial and commercial real estate                        $        1,458,566     $        1,320,598     $        1,134,082
  Home equity                                                             412,787                365,521                318,397
  Residential real estate                                                 140,365                156,213                138,595
  Premium finance receivables                                             625,840                461,614                459,558
  Indirect auto loans                                                     167,198                178,234                183,855
  Tricom finance receivables                                               24,062                 21,048                 19,228
  Consumer and other loans                                                 67,330                 52,858                 55,230
                                                               ---------------------  ---------------------  ---------------------
    Total loans, net of unearned income                        $        2,896,148     $        2,556,086     $        2,308,945
                                                               =====================  =====================  =====================

  MIX:
  ---
  Commercial and commercial real estate                                        50  %                  52  %                  49  %
  Home equity                                                                  14                     14                     14
  Residential real estate                                                       5                      6                      6
  Premium finance receivables                                                  22                     18                     20
  Indirect auto loans                                                           6                      7                      8
  Tricom finance receivables                                                    1                      1                      1
  Consumer and other loans                                                      2                      2                      2
                                                               ---------------------  ---------------------  ---------------------
    Total loans, net of unearned income                                       100  %                 100  %                 100  %
                                                               =====================  =====================  =====================


(6) DEPOSITS
    --------

The following is a summary of deposits as of the dates shown:

                                                                    JUNE 30,               December 31,             June 30,
  (Dollars in thousands)                                              2003                     2002                   2002
  ----------------------------------------------------------  ---------------------   ---------------------  --------------------
  BALANCE:
  -------
  Non-interest bearing                                        $          317,104      $         305,540       $        257,298
  NOW                                                                    393,462                354,499                292,370
  NOW - Brokerage customer deposits                                      261,475                231,700                 97,531
  Money market                                                           435,830                399,441                356,352
  Savings                                                                161,116                147,669                133,110
  Time certificate of deposits                                         1,850,959              1,650,275              1,471,846
                                                              ---------------------   --------------------   --------------------
  Total deposits                                              $        3,419,946      $       3,089,124       $      2,608,507
                                                              =====================   ====================   ====================

  MIX:
  ---
  Non-interest bearing                                                         9  %                  10  %                  10  %
  NOW                                                                         11                     11                     11
  NOW - Brokerage customer deposits                                            8                      8                      4
  Money market                                                                13                     13                     14
  Savings                                                                      5                      5                      5
  Time certificate of deposits                                                54                     53                     56
                                                              ---------------------   --------------------   --------------------
  Total deposits                                                             100  %                 100  %                 100  %
                                                              =====================   ====================   ====================


Following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook an effort to migrate funds from the money market mutual fund managed by WHAMC into deposit accounts of the Wintrust Banks ("NOW -- Brokerage customer deposits" in the table above). Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC-insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds. The net assets of the WHAMC money market mutual fund decreased $161 million from June 30, 2002 to June 30, 2003, and the NOW-Brokerage customer deposits at the Banks increased $164 million during this period.


(7) NOTES PAYABLE, FEDERAL HOME LOAN BANK ADVANCES, SUBORDINATED NOTES AND OTHER
    ----------------------------------------------------------------------------
    BORROWINGS:
    ----------

The following is a summary of notes payable, Federal Home Loan Bank advances, subordinated notes and other borrowings as of the dates shown:

                                                                             JUNE 30,          December 31,          June 30,
(In thousands)                                                                 2003                2002                2002
----------------------------------------------------------------------- --------------------------------------- -------------------

Notes payable                                                            $         26,000    $        44,025     $        58,650
Federal Home Loan Bank advances                                                   140,000            140,000             140,000
Subordinated notes                                                                 50,000             25,000                  --

 Other borrowings:
  Federal funds purchased                                                          18,900              2,000               1,400
  Securities sold under repurchase agreements                                      20,148             24,560              14,365
  Wayne Hummer Companies borrowings                                                14,691             15,148              50,947
  Other                                                                             3,700              5,000               5,000
                                                                        --------------------------------------- -------------------

    Total other borrowings                                               $         57,439    $        46,708     $        71,712
                                                                        --------------------------------------- -------------------

Total notes payable, Federal Home Loan Bank advances,
    subordinated notes and other borrowings                              $        273,439    $       255,733     $       270,362
                                                                        ======================================= ===================

In the second quarter of 2003, the Company entered into a $25 million subordinated note agreement with an unaffiliated bank. The note matures in 2013 and requires annual principal payments of $5.0 million beginning in 2009. Interest is calculated at a floating rate equal to LIBOR plus 260 basis points. The note qualifies as Tier II capital for regulatory purposes.

The Wayne Hummer Companies borrowings consist of collateralized demand obligations to third party banks that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations. These borrowings are at rates approximating fed funds. Other represents the Company's interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.


(8) LONG-TERM DEBT - TRUST PREFERRED SECURITIES
    -------------------------------------------

The Company issued a total of $76.1 million of Trust Preferred Securities through three separate issuances by Wintrust Capital Trust I, Wintrust Capital Trust II and Wintrust Capital Trust III ("Trusts"). The Trusts also issued a total of $2.4 million of Common Securities, all of which are owned by the Company. The Trust Preferred Securities represent preferred undivided beneficial interests in the assets of the Trusts. The Trusts invested the proceeds from the issuances of the Trust Preferred Securities and the Common Securities in Subordinated Debentures ("Debentures") issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. Capital Trust I and Capital Trust II are consolidated in the Company's financial statements and the Debentures and related income statement effects are eliminated in the consolidated financial statements and the trust preferred securities are reflected as "Long-term debt - Trust Preferred Securities." However, in accordance with recent guidance provided on the application of FIN 46, "Consolidation of Variable Interest
Entities", Capital Trust III, which was formed in April 2003, was not consolidated in the Company's financial statements. Accordingly, the Debentures issued by the Company to this Trust (as opposed to the trust preferred securities issued by this Trust) are reflected in the Company's Statement of Condition as "Long-term debt - Trust Preferred Securities."

A summary of the Company's Long-term debt - trust preferred securities as of June 30, 2003 is as follows (dollars in thousands):

                                 Trust                                                                                 Earliest
                               Preferred                       Issuance      Rate                         Maturity    Redemption
      Issuance Trust          Securities      Debentures         Date        Type            Rate           Date          Date
---------------------------- -------------- ------------------------------------------ --------------------------------------------
Wintrust Capital Trust I        $ 31,050     $   32,010         10/98        Fixed               9.00%    09/30/28      09/30/03

Wintrust Capital Trust II         20,000         20,619         06/00        Fixed              10.50%    06/30/30      06/30/05

Wintrust Capital Trust III        25,000         25,774         04/03      Floating        LIBOR+3.25%    04/30/33      04/30/08


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

Under current regulatory guidelines the Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. Interest expense on the Trust Preferred Securities is deductible for tax purposes.


(9) EARNINGS PER SHARE
    ------------------

The following table shows the computation of basic and diluted earnings per share for the periods shown:

                                                                      For the Three Months                For the Six Months
                                                                         Ended June 30,                     Ended June 30,
                                                                ---------------------------------  ---------------------------------
(In thousands, except per share data)                                2003              2002             2003              2002
--------------------------------------------------------------  ---------------   ---------------  ----------------  ---------------
Net Income                                                       $      9,019      $      6,307     $      17,282     $     12,669
                                                                ===============   ===============  ================  ===============

Average common shares outstanding                                      17,411            15,948            17,360           15,513
Effect of dilutive common shares                                        1,106             1,080             1,113            1,013
                                                                ---------------   ---------------  ----------------  ---------------
Weighted average common shares and
   effect of dilutive common shares                                    18,517            17,028            18,473           16,526
                                                                ===============   ===============  ================  ===============

Net income per average common share:
Basic                                                            $       0.52      $       0.40     $        1.00     $       0.82
                                                                ===============   ===============  ================  ===============
Diluted                                                          $       0.49      $       0.37     $        0.94     $       0.77
                                                                ===============   ===============  ================  ===============

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.

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


                                                            Three Months Ended
                                                                 June 30,                    $ Change in          % Change in
                                                  ---------------------------------------
  (Dollars in thousands)                                2003                 2002            Contribution        Contribution
  ----------------------------------------------- ------------------   ------------------ ------------------- ----------------------
  NET INTEREST INCOME:
  Banking                                          $        25,634      $        22,765           $   2,869                12.6   %
  Premium finance                                           11,220                8,060               3,160                39.2
  Indirect auto                                              1,778                2,028                (250)              (12.3)
  Tricom                                                       910                1,085                (175)              (16.1)
  Wealth management                                          1,747                  722               1,025               142.0
  Inter-segment eliminations                               (10,725)              (8,221)             (2,504)              (30.5)
  Other                                                     (2,236)              (2,022)               (214)              (10.6)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total net interest income                      $        28,328      $        24,417           $   3,911                16.0   %
                                                  ==================   ================== =================== ======================

  NON-INTEREST INCOME:
  Banking                                          $         9,837      $         3,868          $    5,969               154.3   %
  Premium finance                                            1,108                  827                 281                33.9
  Indirect auto                                                 18                   10                   8                80.0
  Tricom                                                     1,071                  933                 138                14.8
  Wealth management                                          7,207                7,623                (416)               (5.5)
  Inter-segment eliminations                                  (136)                 456                (592)             (129.8)
  Other                                                         --                   54                 (54)                N/M
                                                  ------------------   ------------------ ------------------- ----------------------
    Total non-interest income                      $        19,105      $        13,771           $   5,334                38.7   %
                                                  ==================   ================== =================== ======================

  SEGMENT PROFIT (LOSS):
  Banking                                          $         9,325      $         7,021           $   2,304                32.8   %
  Premium finance                                            5,244                3,327               1,917                57.6
  Indirect auto                                                573                  810                (237)              (29.3)
  Tricom                                                       392                  486                 (94)              (19.3)
  Wealth management                                           164                   (87)                251               288.5
  Inter-segment eliminations                                (4,608)              (3,448)             (1,160)              (33.6)
  Other                                                     (2,071)              (1,802)               (269)              (14.9)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment profit                           $         9,019      $         6,307           $   2,712                43.0   %
                                                  ==================   ================== =================== ======================

  SEGMENT ASSETS (AT PERIOD END):
  Banking                                          $     4,035,623      $     3,108,704          $  926,919                29.8   %
  Premium finance                                          690,342              487,953             202,389                41.5
  Indirect auto                                            172,619              189,797             (17,178)               (9.1)
  Tricom                                                    39,371               33,351               6,020                18.1
  Wealth management                                         77,553              104,052             (26,499)              (25.5)
  Inter-segment eliminations                              (912,624)            (714,137)           (198,487)              (27.8)
  Other                                                     29,510                9,680              19,830               204.9
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment assets                           $     4,132,394      $     3,219,400          $  912,994                28.4   %
                                                  ==================   ================== =================== ======================

N/M = not meaningful

The following table presents a summary of certain operating information for each reportable segment for six months ended for the periods shown:

                                                             Six Months Ended
                                                                 June 30,                    $ Change in          % Change in
                                                  ---------------------------------------
  (Dollars in thousands)                                2003                 2002            Contribution        Contribution
  ----------------------------------------------- ------------------   ------------------ ------------------- ----------------------
  NET INTEREST INCOME:
  Banking                                          $        49,348      $        43,538           $   5,810                13.3   %
  Premium finance                                           20,464               16,177               4,287                26.5
  Indirect auto                                              3,614                4,030                (416)              (10.3)
  Tricom                                                     1,764                1,998                (234)              (11.7)
  Wealth management                                          3,303                1,310               1,993               152.1
  Inter-segment eliminations                               (19,410)             (16,522)             (2,888)              (17.5)
  Other                                                     (4,151)              (3,946)               (205)               (5.2)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total net interest income                      $        54,932      $        46,585           $   8,347                17.9   %
                                                  ==================   ================== =================== ======================

  NON-INTEREST INCOME:
  Banking                                          $        19,156      $         9,398           $   9,758               103.8   %
  Premium finance                                            2,270                2,843                (573)              (20.2)
  Indirect auto                                                 35                   18                  17                94.4
  Tricom                                                     2,162                1,754                 408                23.3
  Wealth management                                         13,395               12,296               1,099                 8.9
  Inter-segment eliminations                                  (189)                (286)                 97                33.9
  Other                                                         19                  500                (481)              (96.2)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total non-interest income                      $        36,848      $        26,523           $  10,325                38.9   %
                                                  ==================   ================== =================== ======================

  SEGMENT PROFIT (LOSS):
  Banking                                          $        17,812      $        13,214           $   4,598                34.8   %
  Premium finance                                            9,436                7,414               2,022                27.3
  Indirect auto                                              1,230                1,538                (308)              (20.0)
  Tricom                                                       789                  757                  32                 4.2
  Wealth management                                           (117)                (229)                112                48.9
  Inter-segment eliminations                                (8,043)              (6,911)             (1,132)              (16.4)
  Other                                                     (3,825)              (3,114)               (711)              (22.8)
                                                  ------------------   ------------------ ------------------- ----------------------
    Total segment profit                           $        17,282      $        12,669           $   4,613                36.4   %
                                                  ==================   ================== =================== ======================


(11) DERIVATIVE FINANCIAL INSTRUMENTS
     --------------------------------

The Company enters into certain derivative financial instruments as part of its strategy to manage its exposure to market risk. Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company's net interest income will be adversely affected. The derivative financial instruments historically utilized by the Company to manage this risk include interest rate cap and interest rate swap contracts. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and not the notional principal amounts used to express the volume of the transactions.

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company recognizes all derivative financial instruments, such as interest rate cap and interest rate swap agreements, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

At June 30, 2003, the Company had $81.05 million  notional  principal  amount of interest rate swap contracts outstanding, all of which qualified for hedge accounting. The following table presents a summary of these derivative instruments and whether the contracts were cash flow (CF) hedges with changes in fair values reported as other comprehensive income (OCI) or fair value (FV) hedges with changes in fair values reported in the income statement (IS):

                                                                                      June 30, 2003            December 31, 2002
                                                                                --------------------------  ------------------------
                                Type of        Change in          Maturity        Notional       Fair        Notional        Fair
(In thousands)                   hedge       market value           Date           Amount        Value        Amount         Value
----------------------------- ------------- ---------------- -----------------  --------------------------  ------------------------
Interest rate swap                 CF             OCI            2/27/04           $25,000       $ (737)        $25,000   $  (1,125)

Interest rate swap                 CF             OCI            10/29/12           25,000       (1,540)         25,000      (  723)

Interest rate swap (callable)      FV              IS          9/30/28 (03)         31,050         (  4)         31,050      (  156)


During the first quarter of 2003, $75 million notional principal amount of interest rate cap contracts matured. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products and provided for the receipt of payments when the 91-day Treasury bill rate exceeded the predetermined strike rates. No interest rate cap contacts were entered into in 2003, and the Company had no interest rate cap contracts outstanding at June 30, 2003.

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks' investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in fair values of these contracts are reported in other non-interest income. There were no call options outstanding as of June 30, 2003, December 31, 2002 or June 30, 2002.


(12)  BUSINESS COMBINATIONS
      ---------------------

In February 2003, Wintrust completed the acquisition of Lake Forest Capital Management Company ("LFCM") based in Lake Forest, Illinois. LFCM is operating as a separate division of Wayne Hummer Asset Management Company, Wintrust's existing asset management subsidiary. LFCM's results of operations are included in Wintrust's 2003 results since the effective date of acquisition (February 1, 2003).

In February, 2002, Wintrust completed its acquisition of The Wayne Hummer Companies. The results of the Wayne Hummer Companies have been included in Wintrust's consolidated financial statements since the effective date of the acquisition (February 1, 2002).

(13) GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

Wintrust adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of SFAS 142. Under SFAS 142, intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

A summary of the Company's goodwill assets by business segment is presented in the following table:

                                                   January 1,           Goodwill            Impairment             JUNE 30,
  (In thousands)                                      2003              Acquired              Losses                 2003
  -------------------------------------------   ------------------  ------------------  --------------------   ------------------
  Banking                                        $        1,018     $            --      $             --       $        1,018
  Premium finance                                            --                  --                    --                   --
  Indirect auto                                              --                  --                    --                   --
  Tricom                                                  8,958                  --                    --                8,958
  Wealth management                                      15,290               4,569                    --               19,859
  Parent and other                                           --                  --                    --                   --
                                                ------------------  ------------------  --------------------   ------------------
  Total                                          $       25,266     $         4,569      $             --       $       29,835
                                                ==================  ==================  ====================   ==================

At June 30, 2003 and 2002, Wintrust had $2.4 million and $1.4 million, respectively, in unamortized finite-lived intangible assets. As a result of the acquisitions of WHAMC and LFCM, $1.38 million and $1.54 million, respectively, were assigned to the customer lists of the acquired companies. These intangible assets are being amortized over 7-year periods on an accelerated basis. Total amortization expense associated with these intangible assets in the first six months of 2003 and 2002 was $298,000 and $117,000, respectively. Estimated amortization expense on finite-lived intangible assets for the years ended 2003 through 2007 is as follows:

  (In thousands)
  --------------------------------------
  2003                        $    592
  2004                             511
  2005                             449
  2006                             385
  2007                             330


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

The following table reflects the Company's pro forma net income and earnings per share as if compensation expense for the Company's stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company's net income.

                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                              -------------------------------   -------------------------------
(Dollars in thousands, except share data)                           2003            2002              2003            2002
------------------------------------------------------------  --------------- ---------------   --------------- ---------------

Net income
  As reported                                                       $ 9,019         $ 6,307          $ 17,282        $ 12,669
  Compensation cost of stock options based on
     fair value, net of related tax effect                             (326)           (311)            (654)            (578)
                                                              -------------------------------   -------------------------------
  Pro forma                                                         $ 8,693         $ 5,996          $ 16,628         $12,091
                                                              ===============================   ===============================

Earnings per share - Basic
  As reported                                                       $  0.52          $ 0.40           $  1.00          $ 0.82
  Compensation cost of stock options based on
     fair value, net of related tax effect                            (0.02)          (0.02)           (0.04)           (0.04)
                                                              -------------------------------   -------------------------------
  Pro forma                                                         $  0.50          $ 0.38           $  0.96          $ 0.78
                                                              ===============================   ===============================

Earnings per share - Diluted
  As reported                                                       $  0.49          $ 0.37           $  0.94          $ 0.77
  Compensation cost of stock options based on
     fair value, net of related tax effect                            (0.02)          (0.02)           (0.04)           (0.04)
                                                              -------------------------------   -------------------------------
  Pro forma                                                         $  0.47          $ 0.35           $  0.90          $ 0.73
                                                              ===============================   ===============================


The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model is sensitive to changes in the subjective assumptions, which can materially affect the fair value estimates. As a result, the pro forma amounts indicated above may not be representative of the effects on reported net income for future years.

Included in the determination of net income as reported is compensation expense related to restricted share awards of $196,000 ($121,000 net of tax) in the second quarter of 2003 and $174,000 ($107,000 net of tax) in the second quarter of 2002. For the six months ended June 30, 2003 and 2002, net income as reported included compensation expense related to restricted share awards of $387,000 ($239,000 net of tax) and $304,000 ($187,000 net of tax), respectively.


(15)  RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued, establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify certain financial instruments, which may previously have been classified as equity, as a liability. This generally includes financial instruments which either: 1) require mandatory redemption at a specified time other than upon liquidation or termination of the entity; 2) include an obligation to either repurchase the issuer's equity shares or is indexed to such an obligation and which may require settlement in cash; or 3) require the issuance of a variable number of the issuer's shares based on a monetary amount which is generally unrelated to the value of those shares. The Statement is effective as of July 1, 2003, and is not expected to have a material impact on the Company's accounting and reporting.

In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued, amending and clarifying financial accounting and reporting for certain derivative instruments. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The Statement is not expected to have a material impact on the Company's accounting and reporting for derivatives.

(16)  SUBSEQUENT EVENTS
      -----------------

On July 2, 2003, the Company announced the signing of a definitive agreement to acquire Advantage National Bancorp, Inc. ("Advantage"), the parent company of Advantage National Bank, in a stock transaction. Advantage National Bank is a de novo bank that began operations in January 2001, had total assets of approximately $104 million at June 30, 2003, and bank locations in Elk Grove Village and Roselle, Illinois. The aggregate purchase price, assuming all currently outstanding warrants are exercised prior to closing, is approximately $24.4 million. Pursuant to the terms of the agreement, Wintrust will issue shares of its common stock in exchange for all of the outstanding shares of Advantage. The number of shares to be issued by Wintrust will depend on Wintrust's average trading price over a period of time prior to closing, determined in accordance with the terms of the agreement.

On August 7, 2003, Wintrust announced the signing of a definitive agreement to acquire Village Bancorp, Inc., the parent company of Village Bank and Trust - Arlington Heights ("Village") in a stock transaction. Village is a de novo bank that began operations in 1995, had total assets of approximately $74 million at June 30, 2003, and bank locations in Arlington Heights and Prospect Heights, Illinois. The aggregate purchase price is approximately $9.0 million. Pursuant to the terms of the agreement, Wintrust will issue shares of its common stock in exchange for all of the shares of Village. The number of shares to be issued by Wintrust will depend on Wintrust's average trading price over a period of time prior to closing, determined in accordance with the terms of the agreement.

Each transaction is subject to approval by the respective selling shareholders as well as the applicable bank regulators. Both transactions are expected to close in the fourth quarter of 2003.

                                     ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2003, compared with December 31, 2002, and June 30, 2002, and the results of operations for the three and six-month periods ended June 30, 2003 and 2002 should be read in conjunction with the Company's unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management's current expectations. See the last section of this discussion for further information on forward-looking statements.


OVERVIEW AND STRATEGY

Wintrust's operating subsidiaries were organized within approximately the last twelve years. We have grown to $4.1 billion in total assets at June 30, 2003 from $3.2 billion in total assets at June 30, 2002, an increase of 28%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing new banks and opening new branch facilities, and building an experienced management team. The Company's financial performance generally reflects the improved profitability of its operating subsidiaries as they mature, offset by the costs of establishing new banks and opening new branch facilities. The Company's experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The Banks began operations during the period indicated in the table below:

                                                    Operations opened in:
                                            ----------------------------------
                                                 Month                Year
                                            -----------------    -------------
Lake Forest Bank...........................    December                1991
Hinsdale Bank..............................     October                1993
North Shore Bank...........................   September                1994
Libertyville Bank..........................     October                1995
Barrington Bank............................    December                1996
Crystal Lake Bank..........................    December                1997
Northbrook Bank............................    November                2000

Subsequent to these initial dates of operations, each of the Banks, except Northbrook Bank, has established additional full-service banking facilities. As of June 30, 2003, the Banks had 32 banking facilities. Since June 30, 2002, Crystal Lake Bank opened a new temporary facility in Cary (January 2003) and a new permanent facility for its McHenry branch. Construction is underway for a new larger facility in South Libertyville (a branch of Libertyville Bank) and property has been purchased for several additional facilities. The Company has also begun organizing its eighth de novo bank to be located in the Beverly neighborhood of Chicago. In addition the Company has announced the signing of definitive agreements to acquire Advantage Bancorp, Inc., with banking locations in Elk Grove Village and Roselle, and Village Bancorp Inc., with banking locations in Arlington Heights and Prospect Heights.

While committed to a continuing growth strategy, management's ongoing focus is also to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the operating subsidiaries. One aspect of this strategy is to continue to pursue specialized earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks in markets where they have significant market share and more established customer bases.

FIFC is the Company's most significant specialized earning asset niche, originating $568 million in loan (premium finance receivables) volume in the second quarter of 2003, $1.1 billion in the first six months of 2003 and $1.7 billion during the full year 2002. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers' purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued growth in origination volume in 2003, FIFC sold approximately $59.3 million, or 10%, of the receivables generated in the second quarter of 2003, to an unrelated third party with servicing retained. The Company began selling the excess of FIFC's originations over the capacity to retain such loans within the Banks' loan portfolios during 1999. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company's strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depends on the level of new volume growth in relation to the capacity to retain such loans within the Banks' loan portfolios.

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

WHI, established in 1931, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin that opened in 1936 that serves the greater Appleton area. WHI has established branch locations in offices at Lake Forest Bank, Hinsdale Bank and Barrington Bank and plans to open offices at each of the Banks. WHI is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers. FI, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily in Illinois.

WHAMC, established in 1981, is the investment advisory affiliate of WHI and is advisor to the Wayne Hummer family of mutual funds. The Wayne Hummer family of funds includes the Wayne Hummer Growth Fund, the Wayne Hummer Core Portfolio
Fund, the Wayne Hummer Income Fund, and the Wayne Hummer Money Market Fund. WHAMC also provides money management and advisory services to individuals and institutional, municipal and tax-exempt organizations and portfolio management and financial supervision for a wide-range of pension and profit sharing plans. To further expand the Company's wealth management business in the Chicago metropolitan area, on February 4, 2003, the Company acquired Lake Forest Capital Management Company, a registered investment advisor. LFCM is operating as a division of WHAMC.

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

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company's wealth management operating subsidiaries as of the dates shown:

                                                                     JUNE 30,             December 31,             June 30,
  (Dollars in thousands)                                               2003                   2002                   2002
------------------------------------------------------------------------------------  ---------------------  ---------------------

  WHTC                                                         $            485,295   $          444,818     $          466,030
  WHAMC (1)                                                                 704,900              391,175                397,481
  WHAMC's four proprietary mutual funds                                     309,824              324,012                487,968
  WHI - brokerage assets in custody                                       4,200,000            3,800,000              3,800,000

---------------------------------------------------------------

(1) excludes the four proprietary mutual funds managed by WHAMC, but includes LFCM division, which was acquired in February 2003

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company's key operating measures for 2003 as compared to the same periods last year, are shown in the table below:




                                                                       SIX MONTHS             Six Months          Percentage (%)/
                                                                         ENDED                  Ended             Basis Point (bp)
(Dollars in thousands, except per share data)                        JUNE 30, 2003          June 30, 2002              Change
----------------------------------------------------------------  ---------------------  ---------------------  -------------------
Net income                                                        $       17,282         $       12,669                   36   %
Net income per common share - Basic                                         1.00                   0.82                   22
Net income per common share - Diluted                                       0.94                   0.77                   22
Net revenue (1)                                                           91,780                 73,108                   26
Net interest income                                                       54,932                 46,585                   18

Net interest margin (5)                                                     3.14    %              3.52    %             (38) bp
Core net interest margin (2) (5)                                            3.26                   3.72                  (46)
Net overhead ratio (3)                                                      1.18                   1.54                  (36)
Efficiency ratio (4) (5)                                                   64.86                  65.96                 (110)
Return on average assets                                                    0.90                   0.88                    2
Return on average equity                                                   14.74                  15.85                 (111)

----------------------------------------------------------------------------------------------------------------------------------

                                                                      THREE MONTHS           Three Months         Percentage (%)/
                                                                         ENDED                  Ended            Basis Point (bp)
                                                                     JUNE 30, 2003          June 30, 2002             Change
                                                                  ---------------------  ---------------------  ------------------
Net income                                                        $        9,019         $        6,307                   43  %
Net income per common share - Basic                                         0.52                   0.40                   30
Net income per common share - Diluted                                       0.49                   0.37                   32
Net revenues (1)                                                          47,433                 38,188                   24
Net interest income                                                       28,328                 24,417                   16

Net interest margin (5)                                                     3.14    %              3.56    %             (42) bp
Core net interest margin (2) (5)                                            3.26                   3.74                  (48)
Net overhead ratio (3)                                                      1.16                   1.63                  (47)
Efficiency ratio (4) (5)                                                   64.30                  67.61                 (331)
Return on average assets                                                    0.91                   0.85                    6
Return on average equity                                                   14.95                  14.75                   20

AT END OF PERIOD
Total assets                                                      $    4,132,394         $    3,219,400                   28  %
Total loans, net of unearned income                                    2,896,148              2,308,945                   25
Total deposits                                                         3,419,946              2,608,507                   31
Total shareholders' equity                                               249,399                205,999                   21
Book value per common share                                                14.31                  12.15                   18
Market price per common share                                              29.79                  34.57                  (14)

Allowance for loan losses to total loans                                    0.74    %              0.69    %               5  bp
Non-performing assets to total assets                                       0.35                   0.37                   (2)
----------------------------------------------------------------------------------------------------------------------------------

(1)   Net revenue includes net interest income and non-interest income.
(2) The core net interest margin excludes the interest expense associated with Wintrust's Long-term Debt - Trust Preferred Securities.
(3) The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period's total average assets. A lower ratio indicates a higher degree of efficiency.
(4) The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.
(5) See Note 2, "Supplemental Financial Measures/Ratios," (page 6) for additional information on this performance measure/ratio.

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

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management considers the determination of the allowance for loan losses and the valuation of the retained interest in the premium finance receivables sold as the areas requiring the most subjective and complex judgments. For a more detailed discussion on these critical accounting policies, see "Summary of Critical Accounting Policies" on page 62 of the Company's Annual Report to shareholders for the year ended December 31, 2002.

Net income for the second quarter ended June 30, 2003 totaled $9.0 million, an increase of $2.7 million, or 43%, over the $6.3 million recorded in the second quarter of 2002. On a per share basis, net income for the second quarter of 2003 totaled $0.49 per diluted common share, a $0.12 per share, or 32%, increase as compared to the 2002 second quarter total of $0.37 per diluted common share. The lower growth rate in the earnings per share as compared to net income was primarily due to the issuance of 1,362,750 additional shares of common stock in June and July 2002. The return on average equity for the second quarter of 2003 was 14.95%, compared to 14.75% for the same period of 2002.

For the first six months of 2003, net income totaled $17.3 million, or $0.94 per diluted common share, an increase of $4.6 million, or 36%, when compared to $12.7 million, or $0.77 per diluted common share, for the same period in 2002. Return on average equity for the first six months of 2003 was 14.74% versus 15.85% for the same period of 2002.

The results for the first six months of 2002 include pre-tax income of $1.25 million, or $754,000 after-tax ($0.05 per diluted share), for a partial settlement related to a charge recorded in 2000 for a fraud perpetrated against FIFC.

On February 20, 2002, Wintrust completed its acquisition of the Wayne Hummer Companies. The Wayne Hummer Companies' results of operations are included in Wintrust's year-to-date 2002 results from the effective date of the acquisition (February 1, 2002). On February 4, 2003, Wintrust completed the acquisition of Lake Forest Capital Management Company. LFCM is operating as a division of WHAMC, the Company's existing asset management subsidiary. LFCM's results of operations are included in Wintrust's 2003 results since the effective date of the acquisition (February 1, 2003).


NET INTEREST INCOME

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended June 30, 2003 totaled $28.6 million, an increase of $4.0 million, or 16%, as compared to the $24.6 million recorded in the same quarter of 2002. This increase resulted from loan growth offsetting the effect of narrower spreads. Average earning assets in the second quarter of 2003 increased $879 million, or 32%, over the second quarter of 2002, while the interest rate spread (the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities) decreased to 2.91% in the second quarter of 2003, compared to 3.27% in the second quarter of 2002.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the second quarter of 2003 the net interest margin was 3.14%, a decrease of 42 basis points when compared to the net interest margin of 3.56% in the prior year second quarter, and was essentially unchanged compared to the net interest margin of 3.15% in the first quarter of 2003. The core net interest margin, which excludes the interest expense related to Wintrust's Long-term Debt - Trust Preferred Securities, was 3.26% for the second quarter of 2003, and decreased 48 basis points when compared to the prior year second quarter's core margin of 3.74%.

The net interest margin in the second quarter of 2003 contracted from the prior year quarter due to compression in the yields earned on earning assets and rates paid on interest bearing liabilities. This compression was caused by lower interest rates, the Company's preference for variable rate loans, and agency securities with call options written against them being called resulting in the proceeds being invested in lower yielding liquid assets.

The following table presents a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:


                                                          FOR THE QUARTER ENDED                     For the Quarter Ended
                                                              JUNE 30, 2003                             June 30, 2002
                                                  ---------------------------------------   ---------------------------------------
  (Dollars in thousands)
  ----------------------                                                       YIELD/                                    Yield/
                                                      AVERAGE      INTEREST     RATE             Average      Interest    Rate
                                                  ---------------------------------------   ---------------------------------------

  Liquidity management assets (1) (2) (8)         $      756,598    $   6,715    3.56 %       $    484,483     $  5,444    4.51 %
  Other earning assets (3)                                40,162          424    4.23               71,100          751    4.24
  Loans, net of unearned income (2) (4) (8)            2,856,728       42,362    5.95            2,218,968       38,534    6.97
                                                  ---------------------------------------   ---------------------------------------
     Total earning assets (8)                     $    3,653,488    $  49,501    5.43 %       $  2,774,551     $ 44,729    6.47 %
                                                  ---------------------------------------   ---------------------------------------

  Interest-bearing deposits                       $    2,988,099    $  17,013    2.28 %       $  2,203,247     $ 16,585    3.02 %
  Federal Home Loan Bank advances                        140,000        1,473    4.22              104,938        1,078    4.12
  Notes payable and other borrowings                      91,433          671    2.94              164,587        1,170    2.85
  Subordinated notes                                      42,033          625    5.88                   --           --      --
  Long-term debt - trust preferred securities             70,830        1,155    6.52               51,050        1,288   10.09
                                                  ---------------------------------------   ---------------------------------------
     Total interest-bearing liabilities           $    3,332,395    $  20,937    2.52 %       $  2,523,822     $ 20,121    3.20 %
                                                  ---------------------------------------   ---------------------------------------

  Interest rate spread (5) (8)                                                   2.91 %                                    3.27 %
  Net free funds/contribution (6)                 $      321,093                 0.23         $    250,729                 0.29
                                                  ---------------            ------------   ---------------            ------------
  Net interest income/Net interest margin (8)                       $  28,564    3.14 %                        $ 24,608    3.56 %
                                                                --------------                            --------------
                                                                             ------------                              ------------
  Core net interest margin (7) (8)                                               3.26 %                                    3.74 %
                                                                             ------------                              ------------
----------------------------------------------------------------------------------------------------------------------------------

(1) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended June 30, 2003 and 2002 were $236,000 and $191,000, respectively.
(3) Other earning assets include brokerage customer receivables and trading account securities.
(4) Loans, net of unearned income, include mortgages held for sale and non-accrual loans.
(5) Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6) Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.
(7) Core net interest margin excludes the effect of Wintrust's Long-term Debt - Trust Preferred Securities.
(8) See "Supplemental Financial Measures/Ratios" (Note 2 on page 6) for additional information on this performance measure/ratio.

The yield on total earning assets for the second quarter of 2003 was 5.43% as compared to 6.47% in 2002, a decrease of 104 basis points resulting primarily from the effect of decreases in general market rates on liquidity management assets and loans. The yield on earning assets is heavily dependent on the yield earned on loans since average loans comprised 78% of earning assets in the second quarter of 2003 and 80% of average earning assets in the same period of 2002. The yield on loans was 5.95% in the second quarter of 2003, a decrease of 102 basis points from the 6.97% in the same period of 2002. The lower yield in 2003 is due to lower market rates (prime rate was 50 basis points lower in the 2003 period compared to 2002) as well as the Company's preference for variable rate loans which generally have lower rates than fixed rate loans.

The rate paid on interest-bearing liabilities for the second quarter of 2003 was 2.52%, compared to 3.20% in the second quarter of 2002, a decline of 68 basis points. Interest-bearing deposits accounted for 90% of total interest-bearing funding in the second quarter of 2003, compared to 87% in the same period of 2002. The rate paid on interest-bearing deposits averaged 2.28% for the second quarter of 2003 versus 3.02% for the same quarter of 2002, a decrease of 74 basis points. Since June 30, 2002, the Company issued $50 million of subordinated notes and $25 million of long-term debt - trust preferred securities and used a portion of the proceeds to reduce its notes payable.

The following table presents a summary of the Company's net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

                                                        FOR THE SIX MONTHS ENDED                 For the Six Months Ended
                                                             JUNE 30, 2003                             June 30, 2002
                                                -----------------------------------------------------------------------------------
  (Dollars in thousands)
  ----------------------                                                       YIELD/                                    Yield/
                                                      AVERAGE      INTEREST     RATE             Average      Interest    Rate
                                                  ---------------------------------------   ---------------------------------------

  Liquidity management assets (1) (2) (8)        $      736,041    $   13,029    3.57%      $      468,103     $ 10,260    4.42  %
  Other earning assets (3)                               40,571           819    4.07               58,082        1,265    4.39
  Loans, net of unearned income (2) (4) (8)           2,777,958        83,094    6.03            2,162,593       75,383    7.03
                                                  ---------------------------------------   ---------------------------------------
     Total earning assets (8)                    $    3,554,570    $   96,942    5.50%     $     2,688,778     $ 86,908    6.52  %
                                                  ---------------------------------------   ---------------------------------------

  Interest-bearing deposits                      $    2,921,536    $   34,115    2.35%     $     2,151,117     $ 33,260    3.12  %
  Federal Home Loan Bank advances                       140,000         2,930    4.22               97,735        1,975    4.08
  Notes payable and other borrowings                     91,946         1,375    3.02              139,325        2,113    3.06
  Subordinated notes                                     33,564         1,069    6.33                   --           --      --
  Long-term debt - trust preferred securities            60,917         2,083    6.84               51,050        2,576   10.09
                                                  ---------------------------------------   ---------------------------------------
     Total interest-bearing liabilities          $    3,247,963    $   41,572    2.58%     $     2,439,227     $ 39,924    3.30  %
                                                  ---------------------------------------   ---------------------------------------

  Interest rate spread (5) (8)                                                   2.92 %                                    3.22 %
  Net free funds/contribution (6)                $      306,607                  0.22      $       249,551                 0.30
                                                ----------------             ------------  ----------------            ------------
  Net interest income/Net interest margin (8)                      $   55,370    3.14 %                        $ 46,984    3.52 %
                                                               ---------------                            --------------
                                                                             ------------                              ------------
  Core net interest margin (7) (8)                                               3.26 %                                    3.72 %
                                                                             ------------                              ------------
----------------------------------------------------------------------------------------------------------------------------------

(1) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.
(2) Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2003 and 2002 were $438,000 and $399,000 respectively.
(3) Other earning assets include brokerage customer receivables and trading account securities.
(4) Loans, net of unearned income, include mortgages held for sale and non-accrual loans.
(5) Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6) Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.
(7) Core net interest margin excludes the effect of Wintrust's Long-term Debt - Trust Preferred Securities.
(8) See "Supplemental Financial Measures/Ratios" (Note 2 on page 6) for additional information on this performance measure/ratio.


For the first six months of 2003, tax-equivalent net interest income totaled $55.4 million and increased $8.4 million, or 18% over the $47.0 million recorded in the same period in 2002. Growth in the Company's earning asset base was the primary contributor to this increase, as year-to-date average loans increased 28%.

The yield on total earning assets for the first six months of 2003 was 5.50% as compared to 6.52% in 2002, a decrease of 102 basis points resulting primarily from the effect of decreases in general market rates on liquidity management assets and loans. The rate paid on interest-bearing liabilities for the first six months of 2003 was 2.58%, compared to 3.30% in the first six months of 2002, a decline of 72 basis points. As a result of a more significant decrease in the yield on earning assets compared to the decrease in the rate paid on interest bearing liabilities, the interest rate spread (difference between the yield on earning assets and the rate paid on interest-bearing liabilities) declined 30 basis points to 2.92% for first six months of 2003 when compared to the first six months of 2002. The net interest margin declined 38 basis points to 3.14% during the first six months of 2003 compared to the 3.52% net interest margin reported for the first six months of 2002, and was primarily attributable to the 30 basis point decline in the interest rate spread.

The following table presents an analysis of the changes in the Company's tax-equivalent net interest income comparing the three-month periods ended June 30, 2003 and March 31, 2003, the six-month periods ended June 30, 2003 and June 30, 2002 and comparing the three-month periods ended June 30, 2003 and June 30, 2002. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, rates, the change due to the combination of volume and rate and the differing number of days in each period:

                                                                      Second Quarter       First Six Months       Second Quarter
                                                                         of 2003               of 2003                of 2003
                                                                       Compared to           Compared to            Compared to
                                                                      First Quarter        First Six Months       Second Quarter
 (Dollars in thousands)                                                  of 2003               of 2002                of 2002
---------------------------------------------------------------------------------------- --------------------- --------------------
  Tax-equivalent net interest income for comparative period         $        26,806      $         46,984       $         24,608
    Change due to mix and growth of earning assets and
       interest-bearing liabilities (volume)                                  1,569                13,858                  7,347
    Change due to interest rate fluctuations (rate)                            (271)               (4,325)                (2,560)
    Change due to rate and volume fluctuations (rate/volume)                   (165)               (1,147)                  (831)
    Change due to number of days in each quarter (days)                         625                    --                     --
                                                                   --------------------- --------------------- --------------------
  TAX-EQUIVALENT NET INTEREST INCOME FOR THE PERIOD ENDED JUNE
    30, 2003                                                        $        28,564      $         55,370       $         28,564
                                                                   ===================== ===================== ====================



NON-INTEREST INCOME

For the second quarter of 2003, non-interest income totaled $19.1 million and increased $5.3 million, or 39%, over the prior year quarter. For the six months ended June 30, 2003 non-interest income totaled $36.8 million and increased $10.3 million, or 39%, over the same period last year. Significant increases were realized in both the quarterly and year-to-date periods of 2003 in fees on mortgage loans sold and premium income from covered call option transactions.

The following table presents non-interest income by category for the periods presented:

                                                                          Three Months Ended
                                                                               June30,
                                                                 -------------------------------------        $               %
(Dollars in thousands)                                                 2003               2002             Change         Change
---------------------------------------------------------------  ------------------ ------------------ --------------- ------------
Trust and asset management fees                                   $        1,817     $        1,779              38            2.1
Brokerage fees                                                             5,185              5,652            (467)          (8.3)
                                                                     --------------    --------------- --------------- ------------
  Total wealth management fees                                             7,002              7,431            (429)         (5.8)

Fees on mortgage loans sold                                                4,544              1,934           2,610          135.0
Service charges on deposit accounts                                          867                753             114           15.1
Gain on sale of premium finance receivables                                1,108                828             280           33.8
Administrative services revenue                                            1,068                931             137           14.7
Fees from covered call options                                             2,636                789           1,847          234.1
Net available-for-sale securities gains                                      220                 62             158          254.8
Other                                                                      1,660              1,043             617           59.2
                                                                 ------------------ ------------------ --------------- ------------
Total non-interest income                                         $       19,105     $       13,771           5,334           38.7
                                                                 ================== ================== =============== ============


                                                                           Six Months Ended
                                                                               June 30,
                                                                 -------------------------------------        $               %
(Dollars in thousands)                                                 2003               2002             Change          Change
---------------------------------------------------------------  ------------------ ------------------ --------------- ------------
Trust and asset management fees                                   $        3,431     $        3,188             243            7.6
Brokerage fees                                                             9,522              8,813             709            8.0
                                                                     --------------    --------------- --------------- ------------
  Total wealth management fees                                            12,953             12,001             952            7.9

Fees on mortgage loans sold                                                9,142              3,951           5,191          131.4
Service charges on deposit accounts                                        1,722              1,491             231           15.5
Gain on sale of premium finance receivables                                2,270              1,594             676           42.4
Administrative services revenue                                            2,159              1,753             406           23.2
Fees from covered call options                                             4,780              2,357           2,423          102.8
Net available-for-sale securities (losses) gains                             606              (153)             759          496.1
Partial recovery of premium finance defalcation                               --              1,250          (1,250)           N/M
Other                                                                      3,216              2,279             937           41.1
                                                                 ------------------ ------------------ --------------- ------------
Total non-interest income                                         $       36,848     $       26,523          10,325           38.9
                                                                 ------------------ ------------------ --------------- ------------

  N/M = calculation not meaningful


Trust and asset management fees represent the revenue streams generated by WHTC and WHAMC, which includes the fees generated by LFCM since its acquisition in February 2003. WHTC generates fees for assets under management, custody fees and other trust related fees and WHAMC generates fees for advisory services to individuals and institutions, municipal and tax-exempt organizations, including the management of the Wayne Hummer Mutual Funds. WHAMC was acquired effective February 1, 2002 and LFCM was acquired effective February 1, 2003 and the results of operations of each of these acquisitions are included in the Company's financials from the effective dates of the respective acquisitions. Brokerage fees include brokerage commissions, trading commissions and insurance product commissions generated by WHI and FI. WHI and FI were also acquired effective February 1, 2002 and the revenues from these entities are included in the 2002 results from that date. The slight increase in trust and asset management fees in the second quarter of 2003 of $38,000, or 2%, compared to the second quarter of 2002 is attributable to the revenue generated by LFCM in 2003. Equity market declines and weaker economic conditions negatively impact wealth management fees. Lower valuations of the equity securities under management affect the fees earned thereon and lower trading volumes affect brokerage fees. Wealth management fees increased $952,00 or 8%, for the first six months of 2003 compared to the same period last year, and increased $1.1 million, or 18%, in the second quarter of 2003 compared to the first quarter of 2003. These increases are as a result of recent gains in the overall equity market as well as the Company's efforts to grow this business. Wintrust is committed to growing the wealth management business in order to better service its customers and create a more diversified revenue stream, as evidenced by its acquisition of LFCM in February 2003.

Fees on mortgage loans sold include fees from originating and selling residential real estate loans into the secondary market. For the quarter ended June 30, 2003, these fees totaled $4.5 million, an increase of $2.6 million, or 135%, from the prior year second quarter. On a year-to-date basis, fees on mortgage loans sold totaled $9.1 million and increased $5.2 million, or 131%, compared to the prior year period. Although these fees are a continuous source of revenue, they continue to be at elevated levels due to higher levels of mortgage origination volumes, particularly refinancing activity, caused by the historically low level of mortgage interest rates. Management anticipates that the levels of refinancing activity may taper off in second half of 2003, barring any further reductions in mortgage interest rates.

Service charges on deposit accounts totaled $867,000 for the second quarter of 2003, an increase of $114,000, or 15%, when compared to the same quarter of 2002. On a year-to-date basis, service charges on deposit accounts totaled $1.7 million an increase of 16% compared to the same period of 2002. These increases were mainly due to a larger deposit base and a greater number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

The administrative services revenue contributed by Tricom added $1.1 million to total non-interest income in the second quarter of 2003, an increase of $137,000 from the second quarter of 2002. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The revenue increase over the second quarter of 2002 is primarily attributable to the acquisition of a competitor's customer base in early January 2003. Tricom also earns interest and fee income from providing short-term accounts receivable financing to its client base, which is included in the net interest income category.

Fees from covered call option transactions in the second quarter of 2003 were $2.6 million, representing an increase of $1.8 million compared to $789,000 in the same quarter last year. On a year-to-date basis the Company recognized $4.8 million in fees in 2003 and $2.4 million in 2002. During the first six months of 2003, call option contracts were written against $1.3 billion of underlying securities, compared to $864 million in the first six months of 2002. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. The call option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at June 30, 2003, December 31, 2002 or June 30, 2002.

As a result of continued strong loan originations of premium finance receivables, Wintrust sold premium finance receivables to an unrelated third party in the second quarter of 2003 and recognized gains of $1.1 million related to this activity on sales of $59.3 million of net receivables, compared with $828,000 of recognized gains in the second quarter of 2002 on sales of $74.1 million. On a year-to-date basis, the Company recognized gains of $2.3 million in 2003 on sales of $132.0 million, compared to $1.6 million in 2002 on sales of $136.0 million. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread ranged from 4.44% to 4.82% in the second quarter and first six months of 2003 compared to a range of 4.85% to 5.22% during the second quarter of 2002 and 4.85% to 5.51% in the first six months of 2002. The higher amount of gain recognized in the second quarter of 2003 compared to the prior year quarter, despite lower interest spreads, was due to lower estimated credit losses and adjustments from clean-up calls during the periods. FIFC continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company's retained interests in these loans are based on the Company's projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from the customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company's premium finance receivables portfolio and any remaining balance of the Company's retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. Clean up calls made during the second quarter of 2002 resulted in charges of approximately $355,000. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the second quarter of 2003, clean up calls resulted in increased gains of approximately $97,000. During the first six months of 2003 estimated credit losses were reduced to 0.50% from 0.75% in the first six months of 2002. The decrease in estimated credit losses was a result of a lower level of charge-offs in recent quarters in the overall premium finance receivables portfolio (see page 36 "Allowance for Loan Losses" for more detail). The average term of the loans was estimated at approximately eight months during the first six months of 2003 and 2002. The applicable discount rate used in determining gains related to this activity was unchanged from the discount rate used in 2002.

At June 30, 2003, premium finance loans sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $110.7 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At June 30, 2003, the remaining estimated recourse obligation carried in other liabilities is approximately $672,000.

Credit losses, net of recoveries, incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net recoveries, in the first six months of 2003 and 2002 for premium finance receivables sold and serviced for others totaled $75,000 and $10,000, respectively. Non-performing loans related to this sold portfolio at June 30, 2003 were approximately $1.2 million, or 1.05%, of the sold loans. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the "Non-performing Premium Finance Receivables" portion of the "Asset Quality" section of this report on page 38.

Wintrust strives to maintain its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2003, the ratio was approximately 87%. Consistent with Wintrust's strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

During the third quarter of 2002, the Company purchased $41.1 million of Bank Owned Life Insurance ("BOLI"). The BOLI policies were purchased to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in the executives' employment contracts. Adjustments to the cash surrender value of the BOLI policies are recorded as other non-interest income and totaled $487,000 for the second quarter of 2003 and $969,000 for the six months ended June 30, 2003.

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2003 totaled $30.5 million and increased $4.6 million, or 18%, from the second quarter 2002 total of $25.9 million. The increase in non-interest expense, particularly salaries and employee benefits, over the second quarter of 2002, reflects the continued growth and expansion of the banks with additional branches, the growth in the premium finance business, the addition of Lake Forest Capital Management in the first quarter of 2003 and the expansion of the Wayne Hummer Companies.

Salaries and employee benefits totaled $18.3 million for the second quarter of 2003, an increase of $2.9 million, or 19%, as compared to the prior year's second quarter total of $15.4 million. This increase was primarily due to increases in salaries and employee benefit costs as a result of continued growth and expansion of the banking franchise, commissions associated with increased mortgage loan origination activity, normal annual increases in salaries and the employee benefit costs and to the salary and benefit costs of Lake Forest Capital Management Company.

The remaining categories of non-interest expense, such as occupancy costs, equipment expense, professional fees and other increased $1.7 million, or 17%, over the prior year second quarter due primarily to the general growth and expansion of the banks and the acquisition of Lake Forest Capital Management Company. Total deposits and total loans increased 31% and 25%, respectively, from June 30, 2002 to June 30, 2003, requiring higher levels of staffing and other costs to both attract and service the larger customer base.

The following table presents non-interest expense by category for the periods presented:

                                                                         Three Months Ended
                                                                              June 30,
                                                                --------------------------------------       $               %
  (Dollars in thousands)                                              2003                2002             Change         Change
  ------------------------------------------------------------  ------------------  ------------------ --------------- ------------
  Salaries and employee benefits                                 $       18,265      $       15,400            2,865          18.6
  Equipment                                                               1,916               1,796              120           6.7
  Occupancy, net                                                          1,887               1,609              278          17.3
  Data processing                                                         1,026               1,042              (16)         (1.5)
  Advertising and marketing                                                 504                 533              (29)         (5.4)
  Professional fees                                                         922                 685              237          34.6
  Amortization of other intangibles                                         159                 100               59          59.0
  Other                                                                   5,830               4,741            1,089          23.0
                                                                ------------------  ------------------ --------------- ------------
  Total non-interest expense                                     $       30,509      $       25,906            4,603          17.8
                                                                ==================  ================== =============== ============

                                                                         Six Months Ended
                                                                              June 30,
                                                                --------------------------------------       $               %
  (Dollars in thousands)                                              2003                2002             Change         Change
  ------------------------------------------------------------  ------------------  ------------------ --------------- ------------
  Salaries and employee benefits                                 $       35,715      $       28,762            6,953          24.2
  Equipment                                                               3,758               3,526              232           6.6
  Occupancy, net                                                          3,785               3,153              632          20.0
  Data processing                                                         2,079               2,056               23           1.1
  Advertising and marketing                                               1,043               1,057             (14)         (1.3)
  Professional fees                                                       1,704               1,296              408          31.5
  Amortization of other intangibles                                         298                 117              181         154.7
  Other                                                                  11,038               8,618            2,420          28.1
                                                                ------------------  ------------------ --------------- ------------
  Total non-interest expense                                     $       59,420      $       48,585           10,835          22.3
                                                                ==================  ================== =============== ============

On a year-to-date basis non-interest expense totaled $59.4 million and increased $10.8 million, or 22%, over the first six months of 2002. The increase is predominantly due to a $7.0 million increase in salaries and employee benefits costs and the higher general operating costs associated with operating additional and larger banking offices.

INCOME TAXES

The Company recorded income tax expense of $5.1 million for the three months ended June 30, 2003 versus $3.5 million for the same period of 2002. On a year-to-date basis, income tax expense was $9.6 million in 2003 and $7.0 million in 2002. The effective tax rate was 35.9% and 35.6 % in the second quarter of 2003 and 2002, respectively, and 35.7% on a year-to-date basis for both 2003 and 2002.


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

For the second quarter of 2003, the banking segment's net interest income totaled $25.6 million, an increase of $2.9 million, or 13%, as compared to $22.8 million recorded in the same quarter of 2002. This increase was the direct result of earning asset growth, particularly in the loan portfolio. The banking segment's non-interest income totaled $9.8 million for the second quarter of 2003 and increased $6.0 million, or 154%, when compared to the prior year quarterly total of $3.9 million. Contributing to this increase were a $2.6 million increase in fees on mortgage loans sold, a $1.8 million increase in premium income from certain covered call option transactions and $487,000 from BOLI. The banking segment's after-tax profit for the quarter ended June 30, 2003, totaled $9.3 million, an increase of $2.3 million, or 33%, as compared to the prior year quarterly total of $7.0 million. On a year-to-date basis, net interest income totaled $49.3 million for the first six months of 2003, an increase of $5.8 million, or 13%, as compared to the $43.5 million recorded last year. Non-interest income increased $9.8 million to $19.2 million in the first six months of 2003. This increase was due primarily to a $5.2 million increase in fees on mortgage loans sold, a $2.4 million increase in premium income from certain covered call option transactions, a $759,000 increase in net securities gains, a $231,000 increase in service charges on deposit accounts due to a higher deposit base and a larger number of accounts at the banking subsidiaries and $969,000 from BOLI. The banking segment's after-tax profit for the six months ended June 30, 2003, totaled $17.8 million, an increase of $4.6 million, or 35%, as compared to the prior year total of $13.2 million. The banking segment accounted for the majority of the Company's total asset growth since June 30, 2002, increasing by $927 million.

Net interest income from the premium finance segment totaled $11.2 million for the quarter ended June 30, 2003, an increase of $3.2 million, or 39%, over the $8.1 million recorded in the same quarter of 2002. This improvement was due to an increase in average premium finance receivables of approximately 36%. Non-interest income (gains from the sale of premium finance receivables) for the three months ended June 30, 2003 totaled $1.1 million, compared to $827,000 in the same quarter of 2002. After-tax profit for the premium finance segment totaled $5.2 million for the three-month period ended June 30, 2003, an increase of $1.9 million, or 58%, over the same period of 2002. This increase was due to higher levels of premium finance receivables resulting from market increases in insurance premiums charged by insurance carriers and continued targeted marketing programs. On a year-to-date basis, net interest income totaled $20.5 million for the first six months of 2003, an increase of $4.3 million, or 27%, as compared to the $16.2 million recorded last year. Non-interest income decreased $573,000 to $2.3 million in the first six months of 2003. This decrease reflects an increase of $676,000 on gains from the sale of premium finance receivables offset by $1.25 million included in last year's first quarter results from a partial settlement related to a fraud charge recorded in 2000. The premium finance segment's after-tax profit for the six months ended June 30, 2003, totaled $9.4 million, an increase of $2.0 million, or 27%, as compared to the prior year total of $7.4 million.

The indirect auto segment recorded $1.8 million of net interest income for the second quarter of 2003, a decrease of $250,000, or 12%, as compared to the 2002 quarterly total. Average outstanding loans decreased 8% in the second quarter of 2003, compared to the same quarter of 2002. After-tax segment profit totaled $573,000 for the three-month period ended June 30, 2003, a decrease of $237,000, or 29%, when compared to the same period of 2002. The decrease in this segment's profitability was caused mainly by the lower volume of outstanding loans compared to the second quarter of 2002, contributing to the lower levels of net interest income. On a year-to-date basis, net interest income totaled $3.6 million for the first six months of 2003, a decrease of $416,000, or 10%, as compared to the $4.0 million recorded last year. The indirect auto segment's after-tax profit for the six months ended June 30, 2003 totaled $1.2 million, a decrease of $308,000, or 20%, as compared to the prior year total of $1.5 million. Consistent with the after-tax profit contribution in the second quarter of 2003, year-to-date profitability was negatively impacted by lower volume of outstanding loans compared to the first six months of the prior year. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to be de-emphasize, in relation to other loan categories, growth in the indirect automobile loan portfolio.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. The Tricom segment reported net interest income of $910,000 for the second quarter of 2003, a decrease of $175,000, or 16%, compared to $1.1 million reported in the same period of 2002. Non-interest income was $1.1 million in the second quarter of 2003, an increase of $138,000, or 15%, compared to $933,000 in the second quarter of 2002. The increase in non-interest income in the second quarter of 2003 is primarily attributable to the acquisition of a competitor's customer base in early January 2003. The segment's after-tax profit was $392,000 in the second quarter of 2003, a decrease of $94,000, or 19%, as compared to the prior year second quarter of $486,000. On a year-to-date basis, net interest income totaled $1.8 million for the first six months of 2003, a decrease of $234,000, or 12%, as compared to the $2.0 million recorded in the first six months of 2002. Non-interest income increased $408,000 to $2.2 million in the first six months of 2003. The Tricom segment's after-tax profit for the six months ended June 30, 2003, totaled $789,000, an increase of $32,000, or 4%, as compared to $757,000 in the first six months of 2002.

The wealth management segment reported net interest income of $1.7 million for the second quarter of 2003 compared to $722,000 for the same period last year. The rise in net interest income reported is due to the net interest allocated to the segment from non-interest bearing and interest-bearing account balances on deposit at the Banks offsetting a decrease in the segment's earning assets, primarily the interest-bearing brokerage customer receivables at WHI. This segment recorded non-interest income of $7.2 million for the second quarter of 2003 as compared to $7.6 for the same quarter of 2002, a decrease of $416,000. The substantial decline in the market values of securities managed and client trading activity in the last 12 months more than offset the impact of the addition of Lake Forest Capital Management Company and new business development. However, non-interest income from the wealth management segment increased $1.1 million when compared to the first quarter of 2003 as a result of recent gains in the overall equity markets as well as the Company's efforts to grow this business. The wealth management segment recorded a $164,000 after-tax gain for the three-month period ended June 30, 2003, as compared to an after-tax loss of $87,000 for the same period of 2002. On a year-to-date basis, net interest income totaled $3.3 million for the first six months of 2003, an increase of $2.0 million, or 152%, as compared to the $1.3 million recorded last year. This increase, on a year-to-date basis, is consistent with the net interest income contribution in the second quarter of 2003 compared to the prior year. Non-interest income increased $1.1 million to $13.4 million in the first six months of 2003. The increase is attributable to higher levels of client trading revenues and the contribution from Lake Forest Capital Management Company. This segment's after-tax loss for the six months ended June 30, 2003, totaled $117,000, an improvement of $112,000, or 49%, as compared to the prior year loss of $229,000.


FINANCIAL CONDITION

Total assets were $4.13 billion at June 30, 2003, reflecting an increase of $913 million, or 28%, over $3.22 billion at June 30, 2002. Total funding, which includes deposits, all notes and advances, as well as the Long-term Debt-Trust Preferred Securities, was $3.77 billion at June 30, 2003, and increased $840 million, or 29%, over the June 30, 2002 reported amounts. The increased funding was primarily utilized to fund increases in the loan portfolio of $587 million since June 30, 2002 and provide liquidity to the Company on a temporary basis. See Notes 4-8 of the Company's unaudited consolidated financial statements on pages 7-10 for additional period-end detail.

INTEREST-EARNING ASSETS

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

                                                    THREE MONTHS ENDED           Three Months Ended          Three Months Ended
                                                       JUNE 30, 2003               March 31, 2003               June 30, 2002
                                                ---------------------------- ------------------------------------------------------
  (Dollars in thousands)                            BALANCE       PERCENT        Balance       Percent      Balance       Percent
  -------------------------------------------------------------------------- ------------------------------------------------------
  Loans:
    Commercial and commercial real estate       $   1,381,956       38   %    $  1,283,931      37   %   $  1,059,413        38   %
    Home equity                                       405,663       11             378,320      11            304,674        11
    Residential real estate (1)                       228,040        6             234,737       7            161,663         6
    Premium finance receivables                       589,373       16             544,114      15            432,603        16
    Indirect auto loans                               169,066        4             174,387       5            183,209         6
    Tricom finance receivables                         24,786        1              22,285       1             18,436         1
    Consumer and other loans                           57,844        2              57,372       2             58,970         2
                                                ---------------------------- ------------------------------------------------------
  Total loans, net of unearned income           $   2,856,728       78   %    $  2,695,146      78   %   $  2,218,968        80   %
  Liquidity management assets (2)                     756,598       21             715,338      21            484,483        17
  Other earning assets (3)                             40,162        1              41,221       1             71,100         3
                                                ---------------------------- ------------------------------------------------------
    Total average earning assets                $   3,653,488      100   %    $  3,451,705     100   %   $  2,774,551       100   %
                                                ============================ ======================================================

    Total average assets                        $   3,971,542                 $  3,757,564               $  2,992,133
                                                ================             ================            ===============

    Total average earning assets
       to total average assets                                      92   %                      92   %                       93   %
                                                                ============                 ============               ===========
------------------------------------------------------------

(1)   Includes mortgages held for sale
(2) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.
(3) Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the second quarter of 2003, increased $879 million, or 32%, compared to the second quarter of 2002. The ratio of average earning assets as a percent of total average assets remained consistent at approximately 92% - 93% as of each reporting period date shown in the above table.

Loan growth continued to fuel the Company's earning asset growth in the second quarter of 2003. Total average loans increased by $162 million, or 24%, during the second quarter of 2003. Commercial and commercial real estate loans grew on average by 31%, home equity by 29% and premium finance receivables by 33%, all on an annualized basis, over the first quarter of 2003.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:


                                                                     SIX MONTHS ENDED                    Six Months Ended
                                                                       JUNE 30, 2003                      June 30, 2002
                                                              --------------------------------    -------------------------------
  (Dollars in thousands)                                          BALANCE          PERCENT            Balance         Percent
  -------------------------------------------------------     -----------------  -------------    ----------------- -------------
  Loans:
      Commercial and commercial real estate                    $   1,333,830         37  %         $   1,021,374         38  %
      Home equity                                                    392,177         11                  289,677         11
      Residential real estate (1)                                    232,534          6                  165,417          6
      Premium finance receivables                                    566,942         16                  421,224         15
      Indirect auto loans                                            171,506          5                  184,174          7
      Tricom finance receivables                                      23,536          1                   18,295          1
      Other loans                                                     57,433          2                   62,432          2
                                                              -----------------  -------------    ----------------- -------------
  Total loans, net of unearned income                          $   2,777,958         78  %         $   2,162,593         80  %
  Liquidity management assets (2)                                    736,041         21                  468,103         17
  Other earning assets (3)                                            40,571          1                   58,082          3
                                                              -----------------  -------------    ----------------- -------------
    Total average earning assets                               $   3,554,570        100  %         $   2,688,778        100  %
                                                              =================  =============    ================= =============

    Total average assets                                       $   3,866,918                       $   2,897,465
                                                              =================                   =================

    Total average earning assets to
        total average assets                                                         92  %                               93  %
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


Average earning assets for the six months ended June 30, 2003 increased $866 million, or 32%, over the first six months of 2002. The ratio of year-to-date total average earning assets as a percent of year-to date total average assets remained stable at approximately 92% to 93% for each reporting period shown in the above table, consistent with this ratio on a quarterly basis. Loan growth fueled the Company's year-to-date total earning asset growth in 2003. Total average loans increased by $615 million in the first six months of 2003 compared to the same period of 2002. Average commercial and commercial real estate loans increased 31%, home equity loans 35% and premium finance receivables by 35% in the first six months of 2003 compared to the first six months of 2002.

DEPOSITS

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:


                                                  THREE MONTHS ENDED          Three Months Ended            Three Months Ended
                                                    JUNE 30, 2003               March 31, 2003                 June 30, 2002
                                             --------------------------------------------------------- ----------------------------
    (Dollars in thousands)                       BALANCE        PERCENT      Balance       Percent        Balance        Percent
  ------------------------------------------ --------------------------------------------------------- ----------------------------
     Non-interest bearing                     $     312,096        9  %   $    298,977         9  %    $    241,180          10  %
     NOW                                            360,294       11           345,299        11            286,013          12
     NOW-Brokerage customer deposits                257,709        8           243,973         8             14,631           1
     Money market                                   422,351       13           406,229        13            364,754          15
     Savings                                        157,775        5           151,218         5            130,247           5
     Time certificate of deposits                 1,789,970       54         1,704,924        54          1,407,602          57
                                             --------------------------------------------------------- ----------------------------
         Total average deposits               $   3,300,195      100  %   $  3,150,620       100  %    $  2,444,427         100  %
                                             ========================================================= ============================


Total average deposits for the second quarter of 2003 were $3.3 billion, an increase of $856 million, or 35%, over the second quarter of 2002 and an increase of $150 million, or 19% on an annualized basis, over the first quarter of 2003. The percentage mix of average deposits for the second quarter of 2003 was relatively consistent with the deposit mix as of the prior period dates presented, with the exception of the NOW-Brokerage customer deposits, which was first introduced in the product line during the second quarter of 2002.

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook efforts to migrate funds from the money market mutual fund balances managed by Wayne Hummer Asset Management Company into deposit accounts of the Wintrust Banks ("NOW-Brokerage customer deposits" in table above). Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. As of June 30, 2003, $261.5 million had migrated into an insured bank deposit product at the Banks. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds.



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

Average total interest-bearing funding, from sources other than deposits and including trust preferred securities, was $344 million in the second quarter of 2003 and increased by $36 million compared to the first quarter of 2003 average balance of $308 million. These funding sources increased by $24 million compared to the prior year second quarter average total balance of $321 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

                                                                                              Three Months Ended
                                                                          ---------------------------------------------------------
                                                                               JUNE 30,           March 31,            June 30,
    (In thousands)                                                               2003                2003                2002
  ----------------------------------------------------------------------- --------------------------------------- -----------------
     Notes payable                                                         $         30,994    $        42,837     $        66,323
     Federal Home Loan Bank advances                                                140,000            140,000             104,938
     Federal funds purchased                                                         17,545              2,162              24,386
     Securities sold under repurchase agreements                                     21,666             23,623              19,230
     Wayne Hummer Companies borrowings                                               17,328             18,397              49,648
     Other                                                                            3,900              5,000               5,000
     Subordinated notes                                                              42,033             25,000                  --
     Long-term Debt - Trust Preferred Securities                                     70,830             50,894              51,050
                                                                          --------------------------------------- -----------------
       Total average other funding sources                                 $        344,296    $       307,913     $       320,575
                                                                          ======================================= =================


During the second quarter of 2003, the Company borrowed into an additional $25 million under a subordinated note agreement with an unaffiliated bank, resulting in $50 million of subordinated notes outstanding as of June 30, 2003. See Note 7 on page 9 for further information on this note. In addition, during the second quarter of 2003, the Company issued $25 million of additional Trust Preferred Securities. See Note 8 on page 9 for further information on these securities.

During 2001, Wintrust initiated borrowing from the Federal Home Loan Bank ("FHLB"). The Company initially borrowed from the FHLB in the third and fourth quarters of 2001 and borrowed an additional $50 million in the second quarter of 2002 as part of the Company's interest rate risk management.

The Wayne Hummer Companies borrowings consist of demand obligations to third party banks primarily collateralized with customer assets to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations. The Wayne Hummer Companies borrowings are at rates approximating fed funds. The lower average balances in the first and second quarter of 2003, as compared to the second quarter of 2002, are a result of lower balances required to finance securities purchased by customers on margin.

Other represents the Company's interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.

SHAREHOLDERS' EQUITY

Total shareholders' equity was $249.4 million at June 30, 2003 and increased $43.4 million since June 30, 2002 and $22.4 million since the end of 2002. The increase from year-end was the result of the Company's issuance of stock and warrants valued at approximately $3.5 million in connection with the acquisition of Lake Forest Capital Management, net income of $17.3 million, $2.7 million from the issuance of stock pursuant to various stock compensation plans and $359,000 of other comprehensive income, offset by $1.4 million of cash dividends paid on the Company's common stock. The annualized return on average equity for the six months ended June 30, 2003 was 14.74%, compared to 15.85% for the first six months of 2002.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

                                                                           JUNE 30,             December 31,           June 30,
                                                                             2003                   2002                 2002
                                                                      --------------------   -------------------   ----------------
   Leverage ratio                                                               7.5 %                 7.0 %                7.8 %
   Tier 1 risk-based capital ratio                                              8.4                   8.0                  8.6
   Total risk-based capital ratio                                              10.5                   9.4                  9.2
   Dividend payout ratio                                                        8.5                   7.5                  7.7
-------------------------------------------------------------------   -------------------------------------------------------------

                                                                            Minimum
                                                                            Capital              Adequately              Well
                                                                         Requirements           Capitalized           Capitalized
                                                                      --------------------   -------------------   ----------------
   Leverage ratio                                                               3.0 %                 4.0 %                5.0 %
   Tier 1 risk-based capital ratio                                              4.0                   4.0                  6.0
   Total risk-based capital ratio                                               8.0                   8.0                 10.0
-------------------------------------------------------------------   -------------------------------------------------------------

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

As previously noted, the Company borrowed an additional $25 million under a subordinated debt agreement with an unaffiliated bank in the second quarter of 2003. The subordinated notes qualify as Tier II (supplemental) regulatory capital. In addition during the second quarter of 2003, the Company issued $25 million of trust preferred securities that qualify as Tier II (supplemental) regulatory capital and subject to certain regulatory capital limitations, qualify as Tier I (core) regulatory capital. The Company's goal is to support the continued growth of the Company and to maintain its capital structure at the well-capitalized level in accordance with regulatory guidelines.

On January 23, 2003, Wintrust declared a semi-annual cash dividend of $0.08 per common share. Subsequent to the end of the second quarter, the Company declared a semi-annual cash dividend of $0.08 per common share, payable August 19, 2003 to shareholders of record on August 5, 2003. The 2003 semi-annual dividends represent a 33% increase over the semi-annual dividend of $0.06 paid in 2002.

ASSET QUALITY

ALLOWANCE FOR LOAN LOSSES

A reconciliation of the activity in the balance of the allowance for loan losses for the periods presented is shown below:

                                                                Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                       -------------------------------------- -------------------------------------
(Dollars in thousands)                                        2003               2002                 2003               2002
--------------------------------------------------------------------------------------------- -------------------------------------
BALANCE AT BEGINNING OF PERIOD                          $     19,773      $     14,697        $       18,390       $     13,686
PROVISION FOR LOAN LOSSES                                      2,852             2,483                 5,493              4,831

CHARGE-OFFS:
   Commercial and commercial real estate loans                   366               178                   811                403
   Home equity loans                                              --                --                    --                 --
   Residential real estate loans                                  --                --                    --                 --
   Consumer and other loans                                       27                73                   130                148
   Premium finance receivables                                   817               977                 1,490              1,844
   Indirect automobile loans                                     314               187                   530                475
   Tricom finance receivables                                     --                 9                    --                  9
                                                       ----------------   ---------------     -----------------    ----------------
     Total charge-offs                                         1,524             1,424                 2,961              2,879
                                                       ================   ===============     =================    ================

RECOVERIES:
   Commercial and commercial real estate loans                    95               115                   138                135
   Home equity loans                                              --                --                    --                 --
   Residential real estate loans                                  13                --                    13                 --
   Consumer and other loans                                        1                12                    24                 12
   Premium finance receivables                                    58                66                   125                129
   Indirect automobile loans                                      42                40                    84                 70
   Tricom finance receivables                                     --                20                     4                 25
                                                       ----------------   ---------------     -----------------    ----------------
     Total recoveries                                            209               253                   388                371
                                                       ----------------   ---------------     -----------------    ----------------
NET CHARGE-OFFS                                                (1,315)           (1,171)              (2,573)             (2,508)
                                                       ----------------   ---------------     -----------------    ----------------
BALANCE AT JUNE 30                                      $     21,310      $     16,009        $       21,310       $     16,009
                                                       ================   ===============     =================    ================

Annualized net charge-offs as a percentage of average:
   Commercial and commercial real estate loans                  0.08   %          0.02   %              0.10   %           0.05   %
   Home equity loans                                              --                --                    --                 --
   Residential real estate loans                                (0.02)              --                  (0.01)               --
   Consumer and other loans                                     0.18              0.41                  0.37               0.44
   Premium finance receivables                                  0.52              0.84                  0.49               0.82
   Indirect automobile loans                                    0.65              0.32                  0.52               0.44
   Tricom finance receivables                                     --              (0.24)               (0.03)              (0.18)
                                                       -----------------  ----------------    ------------------   ----------------
     Total loans                                                0.18   %          0.21   %              0.19   %           0.23   %
                                                       =================  ================    ==================   ================

Net charge-offs as a percentage of the
    provision for loan losses                                  46.11   %         47.16   %             46.84   %          51.91   %
                                                       -----------------  ----------------    ------------------   ----------------

Loans at June 30                                                                              $    2,896,148       $  2,308,945
                                                                                              ==================   ================
Allowance as a percentage of loans at period-end                                                        0.74   %           0.69   %
                                                                                              ==================   ================

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Loan quality is continually monitored by management and is reviewed by the Banks' Boards of Directors and their Credit Committees on a monthly basis. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. Management evaluates on a quarterly basis a variety of factors, including actual charge-offs during the period, historical loss experience, delinquent and other potential problem loans, and economic conditions and trends in the market area in assessing the adequacy of the allowance for loan losses.

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

The provision for loan losses totaled $2.9 million for the second quarter of 2003, an increase of $369,000 from a year earlier. For the quarter ended June 30, 2003 net charge-offs totaled $1.3 million, up from the $1.2 million of net charge-offs recorded in the same period of 2002. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.18% in the second quarter of 2003 from 0.21% in the same period in 2002.

On a year-to-date basis the provision for loan losses totaled $5.5 million in 2003, an increase of $662,000 over the same period last year. Net charge-offs for the first six months of 2003 were $2.6 million, essentially unchanged from the net charge-offs recorded in the same period last year. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.19% for the first six months of 2003 from 0.23% in the first six months of 2002.

The allowance for loan losses increased $2.9 million from December 31, 2002 to June 30, 2003. This increase relates to growth in the commercial and commercial real estate portfolio during this period of $138 million, or 21% on an annualized basis, and growth in the premium finance receivables portfolio of $164 million, or 72% on an annualized basis, as well as an increase in the performing loans on the Company's Watch List from $34.2 million at December 31, 2002 to $37.6 million at June 30, 2003. The allowance for loan losses as a percentage of total loans was 0.74% at June 30, 2003 compared to 0.69% at June 30, 2002. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio has declined by $11 million, or 12% on an annualized basis, since December 31, 2002, and improvements have been realized in the delinquencies, underwriting standards and collection routines.

PAST DUE LOANS AND NON-PERFORMING ASSETS

The following table sets forth the Company's non-performing assets as of the dates presented:

                                                                       JUNE 30,        March 31,       December 31,      June 30,
(Dollars in thousands)                                                   2003             2003               2002          2002
------------------------------------------------------------------ ----------------- --------------- ----------------- -------------
PAST DUE GREATER THAN 90 DAYS AND STILL ACCRUING:
   Residential real estate and home equity                         $            61   $          13    $           32   $         16
   Commercial, consumer and other                                            2,829           2,053             3,047          1,055
   Premium finance receivables                                               2,673           1,574             2,198          2,141
   Indirect automobile loans                                                   324             399               423            340
   Tricom finance receivables                                                   --              --                --             --
                                                                   ----------------- --------------- ----------------- -------------
       Total past due greater than 90 days and still accruing                5,887           4,039             5,700          3,552
                                                                   ----------------- --------------- ----------------- -------------

NON-ACCRUAL LOANS:
   Residential real estate and home equity                                     415             375               711            401
   Commercial, consumer and other                                            2,543           2,053             1,132          1,528
   Premium finance receivables                                               4,575           5,694             4,725          5,417
   Indirect automobile loans                                                   196             246               254            163
   Tricom finance receivables                                                    8              14                20            104
                                                                   ----------------- --------------- ----------------- -------------
       Total non-accrual                                                     7,737           8,382             6,842          7,613
                                                                   ----------------- --------------- ----------------- -------------

TOTAL NON-PERFORMING LOANS:
   Residential real estate and home equity                                     476             388               743            417
   Commercial, consumer and other                                            5,372           4,106             4,179          2,583
   Premium finance receivables                                               7,248           7,268             6,923          7,558
   Indirect automobile loans                                                   520             645               677            503
   Tricom finance receivables                                                    8              14                20            104
                                                                   ----------------- --------------- ----------------- -------------
       Total non-performing loans                                           13,624          12,421            12,542         11,165
                                                                   ----------------- --------------- ----------------- -------------
OTHER REAL ESTATE OWNED                                                        921             984                76            756
                                                                   ----------------- --------------- ----------------- -------------
TOTAL NON-PERFORMING ASSETS                                        $        14,545   $      13,405    $       12,618   $     11,921
                                                                   ================= =============== ================= =============
Total  non-performing  loans by  category  as a  percent  of its own  respective category:
   Residential real estate and home equity                                  0.09 %          0.07 %            0.14 %          0.09 %
   Commercial, consumer and other                                           0.35            0.30              0.30            0.22
   Premium finance receivables                                              1.16            1.37              1.50            1.64
   Indirect automobile loans                                                0.31            0.38              0.38            0.27
   Tricom finance receivables                                               0.03            0.06              0.10 %          0.54
                                                                   ----------------- --------------- ----------------- -------------
        Total non-performing loans                                          0.47 %          0.47 %            0.49 %          0.48 %
                                                                   ================= =============== ================= =============

Total non-performing assets as a
   percentage of total assets                                               0.35 %          0.34 %            0.34 %          0.37 %
                                                                   ================= =============== ================= =============

Allowance for loan losses as a
   percentage of non-performing loans                                     156.42 %        159.19 %          146.63 %        143.39 %
                                                                   ================= =============== ================= =============


The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Residential Real Estate, Commercial, Consumer and Other Loans

Total non-performing loans for Wintrust's residential real estate, commercial, consumer and other loans were $5.8 million compared to the $4.5 million reported at March 31, 2003 and $4.9 million reported at December 31, 2002. These loans consist primarily of a small number of commercial, residential real estate and home equity loans, which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management to monitor the status of these credits and work with the borrowers to resolve these problems effectively. On July 1, 2003 a single credit in the amount of $1.9 million classified as past due greater than 90 days and still accruing at June 30, 2003 (included in the $5.8 million of non-performing residential real estate, commercial, consumer and other loans) was brought into a performing status by the customer.


Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of June 30, 2002 and 2002, and the amount of net charge-offs for the six months then ended.

  (Dollars in thousands)                                                                   JUNE 30, 2003         June 30, 2002
  ----------------------------------------------------------------------------------   ---------------------- ---------------------
  Non-performing premium finance receivables                                             $        7,248         $       7,558
     - as a percent of premium finance receivables                                                1.16%                 1.64%

  Net charge-offs of premium finance receivables                                         $        1,365         $       1,715
  - annualized as a percent of premium finance  receivables                                       0.49%                 0.82%
  ----------------------------------------------------------------------------------   --------------------- ----------------------


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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $520,000 at June 30, 2003, compared to $677,000 at December 31, 2002 and $503,000 at June 30, 2002. The ratio of these non-performing loans to total indirect automobile loans was 0.31% of total indirect automobile loans at June 30, 2003 compared to 0.38% at December 31, 2002 and 0.27% at June 30, 2002. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total indirect automobile loans were 0.52% in the first six months of 2003 compared to 0.44% in the same period in 2002. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to de-emphasize, in relation to other loan categories, growth in the indirect automobile loan portfolio. Indirect automobile loans at June 30, 2003 were $167 million, down from $178 million at December 31, 2002 and $184 million at June 30, 2002.

Credit Quality Review Procedures

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system ("Watch List"). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under "Past Due Loans and Non-performing
Assets," there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management's philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Watch List. The principal amount of loans on the Company's Watch List (exclusive of those loans reported as non-performing) as of June 30, 2003, December 31, 2002 and June 30, 2002 were $37.6 million, $34.3 million and $46.6 million, respectively. We believe these loans are performing and, accordingly, do not cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.



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

Please refer to the Interest-Earning Assets, Deposits, Other Funding Sources and Shareholders' Equity discussions of this report for additional information regarding the Company's liquidity position.



INFLATION

A banking organization's assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company's asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See "Quantitative and Qualitative Disclosure About Market Risks" beginning on page 42.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company's business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or the acquisition of banks, specialty finance or fee-related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

o The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of wealth management services through the Company's acquisition of the Wayne Hummer Companies in 2002 and lake Forest Capital Management in 2003 will depend on the successful integration of these businesses.
o The Company's success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.
o Although management believes the allowance for loan losses is adequate to absorb losses inherent in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.
o If market interest rates should move contrary to the Company's gap position on interest earning assets and interest bearing liabilities, the "gap" will work against the Company and its net interest income may be negatively affected.
o The financial services business is highly competitive which may affect the pricing of the Company's loan and deposit products as well as its services.
o The Company may not be able to successfully adapt to technological changes to compete effectively in the marketplace.
o Future events may cause slower than anticipated development and growth of the Tricom business should the temporary staffing industry experience continued slowness.
o Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company's ability to successfully pursue acquisition and expansion strategies.
o The conditions in the financial services markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.
o Unexpected difficulties or unanticipated developments related to the pending acquisitions of Advantage National Bancorp, Inc. and Village Bancorp, Inc.

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

Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income is identified, management then would take appropriate actions with its asset-liability structure to counter these potentially adverse situations. Please refer to the "Net Interest Income" section of this report for further discussion of the net interest margin.

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


The Company's exposure to interest rate risk is reviewed on a regular basis by management and the boards of directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income. Tools used by management include a standard gap analysis and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates, and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment.

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

The  following  table   illustrates  the  Company's   estimated   interest  rate
sensitivity and periodic and cumulative gap positions as of June 30, 2003:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Time to Maturity or Repricing
                                                                  ------------------------------------------------------------------
                                                                        0-90          91-365         1-5         Over 5
(Dollars in thousands)                                                  Days           Days         Years        Years        Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Federal funds sold and securities purchased under
     resale agreements                                               $ 223,142        $  --         $  --         $  --    $ 223,142
Interest-bearing deposits with banks                                     5,748           --            --           --         5,748
Available-for-sale securities                                          193,748       99,804       110,363       104,374      508,289
                                                                  ------------------------------------------------------------------
     Total liquidity management assets                                 422,638       99,804       110,363       104,374      737,179
Loans, net of unearned income (1)                                    1,923,278      531,609       476,287        49,617    2,980,791
Other earning assets                                                    39,370           --            --            --       39,370
                                                                  ------------------------------------------------------------------
     Total earning assets                                            2,385,286      631,413       586,650       153,991    3,757,340
Other non-earning assets                                                    --           --            --       375,054      375,054
                                                                  ------------------------------------------------------------------
     Total assets (RSA)                                            $ 2,385,286     $631,413      $586,650     $ 529,045  $ 4,132,394
                                                                  ------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits (2)                                      $ 1,681,823     $692,405      $716,963      $ 11,651  $ 3,102,842
Federal Home Loan Bank advances                                             --           --       121,000        19,000      140,000
Notes payable and other borrowings                                      83,439           --            --            --       83,439
Subordinated notes                                                      50,000           --            --            --       50,000
Long-term Debt - Trust Preferred Securities                             25,774           --            --        51,042       76,816
                                                                  ------------------------------------------------------------------
     Total interest-bearing liabilities                              1,841,036      692,405       837,963        81,693    3,453,097
Demand deposits                                                             --           --            --       317,104      317,104
Other liabilities                                                           --           --            --       112,794      112,794
Shareholders' equity                                                        --           --            --       249,399      249,399

EFFECT OF DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swaps (Company pays fixed, receives floating)            (50,000)      25,000            --        25,000           --

                                                                  ------------------------------------------------------------------
    Total liabilities and shareholders' equity including effect
     of derivative financial instruments (RSL)                     $ 1,791,036     $717,405      $837,963     $ 785,990  $ 4,132,394
                                                                  ------------------------------------------------------------------

Repricing gap (RSA - RSL)                                            $ 594,250    $ (85,992)   $ (251,313)   $(256,945)
Cumulative repricing gap                                             $ 594,250     $508,258      $256,945         $  --

Cumulative RSA/Cumulative RSL                                              133%          120%          108%
Cumulative RSA/Total assets                                                 58%           73%           87%
Cumulative RSL/Total assets                                                 43%           61%           81%

Cumulative GAP/Total assets                                                 14%           12%            6%
Cumulative GAP/Cumulative RSA                                               25%           17%            7%
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

Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at June 30, 2003, December 31, 2002 and June 30, 2002, is as follows:


========================================================================================= ===================== ====================
                                                                                                 + 200 Basis           - 200 Basis
                                                                                                    Points                Points
                                                                                          --------------------- --------------------
  Percentage  change in net interest  income due to an immediate 200 basis point shift in the yield curve:
      JUNE 30, 2003                                                                                 12.8%                (27.5)%
      December 31, 2002                                                                              7.5%                (26.4)%
      June 30, 2002                                                                                  7.4%                (16.4)%
========================================================================================= ===================== ====================

Due to the low rate environment, the 200 basis point immediate permanent downward parallel shift in the yield curve can impact a majority of rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits may already be at their floor, or reprice significantly less than 200 basis points. This compression causes the results in a 200 basis point immediate permanent downward parallel shift in the yield curve to reflect a larger decrease in net interest income at June 30, 2003 and December 31, 2002 compared to June 30, 2002.

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

As the table above shows, management has positioned the balance sheet so that the Company benefits from a rise in interest rates and believes this is a prudent position. Until a rise in rates occurs, the Company is fortunate that the business strategy provides a solid base to grow the deposit and loan portfolios. This growth in the balance sheet has helped fuel earnings growth despite the lower net interest margins. The Company also mitigates the net interest margin pressure by realizing income from strong residential real estate lending activity and from covered call option transactions to, in effect, compensate for reduced net interest income. Management actively monitors the relationships between growth, net interest income and other income to provide for earnings growth in a challenging interest rate environment.

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During 2001, the Company entered into a $25 million notional principal amount interest rate swap contract that matures in February 2004. This contract effectively converts a portion of the Company's floating-rate notes payable to a fixed-rate basis, thus reducing the impact of rising interest rates on future interest expense. During the fourth quarter of 2002, the Company completed a $25 million variable rated subordinated debt agreement with an unaffiliated bank that qualifies as Tier II regulatory capital. The Company also entered into two interest rate swap contracts in the fourth quarter of 2002. A $25 million notional principal amount swap was entered into to convert the newly issued subordinated note from variable-rate to fixed-rate. The swap matures in 2012, and the notional principal amount is reduced $5 million annually, beginning in 2008, to match the principal reductions on the subordinated note. Additionally, a $31.05 million interest rate swap contract was entered into to convert the Company's 9% Trust Preferred Securities from fixed-rate to variable-rate. This swap has a termination date of September 30, 2028, and provides the counterparty with a call option on any date on or after September 30, 2003. The call option in the swap coincides with the Company's call option in the trust preferred securities. All of the Company's interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133.

During the second quarter of 2003, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors), to mitigate the effects of an asset-sensitive balance sheet in a falling rate environment and increase the total return associated with the related securities. Although the revenue from these covered call option transactions is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these transactions contributes to the Company's overall profitability. The Company's exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no call options outstanding as of June 30, 2003.



                                     ITEM 4
                             CONTROLS AND PROCEDURES

As of the  end of the  period  covered  by  this  report,  the  Company's  Chief
Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 2: CHANGES IN SECURITIES.

In April 2003, the Company issued $25.0 million of trust preferred securities through Wintrust Capital Trust III, a wholly-owned, statutory business trust subsidiary, to certain qualified institutional investors. The preferred securities pay interest at a floating rate based on LIBOR plus 3.25%. Simultaneously with the issuance of the preferred securities, the Company issued an equivalent amount of subordinated debentures to Wintrust Capital Trust III. The debentures mature on April 30, 2033, and may be redeemed on or after April 30, 2008, if certain conditions are met. The Company paid a placement agent fee equal to 2.5% of the total amount of preferred securities issued in the transaction. The issuance of the preferred securities and the subordinated debentures was exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)   The Annual Meeting of Shareholders was held on May 22, 2003.
(b) At the Annual Meeting of Shareholders, the following matter was submitted to and approved by a vote of the shareholders:

      o The election of four Class I directors to the Board of Directors to hold office for a three-year term expiring at the Annual Meeting of Shareholders in 2006.

                                                                             Votes               Withheld
             Director Nominees                                                For                Authority
             ------------------------------------------------------     -----------------     ----------------
             James B. McCarthy                                             15,195,187                 128,994
             Thomas J. Neis                                                15,228,292                  95,889
             J. Christopher Reyes                                          14,909,651                 414,530
             Edward J. Wehmer                                              15,213,982                 110,199

         All director nominees were re-elected at the Annual Meeting. The following Class II and Class III directors continued to serve after the Annual Meeting:

             Continuing Director                     Director Class          Term Expires
             ------------------------------------- ----------------------- ------------------
             Bruce K. Crowther                           Class II                2004
             Bert A. Getz, Jr.                           Class II                2004
             Marguerite Savard McKenna                   Class II                2004
             Albin F. Moschner                           Class II                2004
             Ingird S. Stafford                          Class II                2004
             Peter D. Crist                              Class III               2005
             Philip W. Hummer                            Class III               2005
             John S. Lillard                             Class III               2005
             Hollis W. Rademacher                        Class III               2005
             John J. Schornack                           Class III               2005

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

3.3   Amended   and   Restated   By-laws  of  Wintrust   Financial   Corporation
      (incorporated by reference to Exhibit 3.3 of the Company's Form 10-Q for the quarter ended March 31, 2003).

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

10.1 $25 million Subordinated Note between Wintrust Financial Corporation and LaSalle National Association, dated April 30, 2003.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.
    -------------------

      - Form 8-K report filed with the SEC on April 18, 2003, provided the Company's first quarter 2003 earnings release dated April 17, 2003.

      - Form 8-K report filed with the SEC on April 24, 2003, reported that the Company issued $25 million of floating rate trust preferred securities in a private placement offering on April 22, 2003.

      - Form 8-K report filed with the SEC on May 30, 2003, provided the Company's letter to shareholders mailed in May 2003, including a copy of the Company's first quarter 2003 earnings release dated April 17, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WINTRUST FINANCIAL CORPORATION
                                  (Registrant)




Date: August 14, 2003                           /s/ DAVID L. STOEHR
                                                -------------------
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

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

3.3   Amended   and   Restated   By-laws  of  Wintrust   Financial   Corporation
      (incorporated by reference to Exhibit 3.3 of the Company's Form 10-Q for the quarter ended March 31, 2003).

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

10.1 $25 million Subordinated Note between Wintrust Financial Corporation and LaSalle National Association, dated April 30, 2003.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.