Form 10-Q
period 2003-09-30
WINTRUST FINANCIAL CORP
filed 2003-11-14
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003
Commission File Number 0-21923

WINTRUST FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Illinois	36-3873352

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

727 North Bank Lane Lake Forest, Illinois 60045 (Address of principal executive offices)

(847) 615-4096 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock — no par value, 19,707,171 shares, as of November 5, 2003.

		Page

	PART I. — FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1-15
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-42
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risks	43-46
ITEM 4.	Controls and Procedures	46
	PART II. — OTHER INFORMATION
ITEM 1.	Legal Proceedings	47
ITEM 2.	Changes in Securities and Use of Proceeds	47
ITEM 3.	Defaults Upon Senior Securities	47
ITEM 4.	Submission of Matters to a Vote of Security Holders	47
ITEM 5.	Other Information	47
ITEM 6.	Exhibits and Reports on Form 8-K	47-48
	Signature	49
	Exhibit Index	50

PART I

ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands)	2003	2002	2002

Assets
Cash and due from banks	$128,789	$105,671	$88,535
Federal funds sold and securities purchased under resale agreements	147,718	151,251	303,560
Interest-bearing deposits with banks	5,535	4,418	1,591
Available-for-sale securities, at fair value	714,412	547,679	371,684
Trading account securities	4,251	5,558	5,964
Brokerage customer receivables	32,549	37,592	44,222
Mortgage loans held-for-sale	65,240	90,446	58,237
Loans, net of unearned income	2,949,143	2,556,086	2,483,892
Less: Allowance for loan losses	22,760	18,390	17,199

Net loans	2,926,383	2,537,696	2,466,693
Premises and equipment, net	145,256	118,961	117,299
Accrued interest receivable and other assets	102,459	95,852	92,518
Goodwill	30,026	25,266	25,220
Other intangible assets	2,259	1,165	1,252

Total assets	$4,304,877	$3,721,555	$3,576,775

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$332,538	$305,540	$281,204
Interest bearing	3,196,658	2,783,584	2,690,281

Total deposits	3,529,196	3,089,124	2,971,485
Notes payable	26,000	44,025	63,625
Federal Home Loan Bank advances	140,000	140,000	140,000
Subordinated notes	50,000	25,000	—
Other borrowings	64,098	46,708	49,245
Long-term debt — trust preferred securities	76,512	50,894	51,050
Accrued interest payable and other liabilities	119,197	98,802	83,342

Total liabilities	4,005,003	3,494,553	3,358,747

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	18,898	17,216	17,148
Surplus	205,238	153,614	152,557
Common stock warrants	1,030	81	96
Retained earnings	81,372	56,967	49,045
Accumulated other comprehensive loss	(6,664)	(876)	(818)

Total shareholders’ equity	299,874	227,002	218,028

Total liabilities and shareholders’ equity	$4,304,877	$3,721,555	$3,576,775

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES`
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2003	2002	2003	2002

Interest income
Interest and fees on loans	$45,498	$41,398	$128,327	$116,425
Interest bearing deposits with banks	40	9	97	17
Federal funds sold and securities purchased under resale agreements	347	713	1,816	1,211
Securities	6,257	4,829	17,626	14,540
Trading account securities	28	42	112	122
Brokerage customer receivables	303	554	999	1,739

Total interest income	52,473	47,545	148,977	134,054

Interest expense
Interest on deposits	16,535	18,449	50,650	51,709
Interest on Federal Home Loan Bank advances	1,489	1,490	4,419	3,465
Interest on subordinated notes	712	—	1,781	—
Interest on notes payable and other borrowings	638	904	2,013	3,017
Interest on long-term debt — trust preferred securities	1,207	1,287	3,290	3,863

Total interest expense	20,581	22,130	62,153	62,054

Net interest income	31,892	25,415	86,824	72,000
Provision for loan losses	2,909	2,504	8,402	7,335

Net interest income after provision for loan losses	28,983	22,911	78,422	64,665

Non-interest income
Wealth management	7,716	6,725	20,669	18,726
Fees on mortgage loans sold	4,570	3,794	13,712	7,745
Service charges on deposit accounts	889	798	2,611	2,289
Gain on sale of premium finance receivables	1,200	656	3,470	2,250
Administrative services revenue	1,019	941	3,178	2,694
Net available-for-sale securities gains	31	196	637	43
Other	3,018	2,847	11,014	8,733

Total non-interest income	18,443	15,957	55,291	42,480

Non-interest expense
Salaries and employee benefits	19,958	16,863	55,673	45,625
Equipment expense	1,969	1,760	5,727	5,286
Occupancy, net	1,841	1,700	5,626	4,853
Data processing	1,114	1,073	3,193	3,129
Advertising and marketing	602	596	1,645	1,653
Professional fees	861	737	2,565	2,033
Amortization of other intangible assets	150	120	448	237
Other	5,344	5,095	16,382	13,713

Total non-interest expense	31,839	27,944	91,259	76,529

Income before taxes	15,587	10,924	42,454	30,616
Income tax expense	5,680	3,640	15,265	10,663

Net income	$9,907	$7,284	$27,189	$19,953

Net income per common share – Basic	$0.56	$0.43	$1.56	$1.24

Net income per common share – Diluted	$0.53	$0.40	$1.46	$1.16

Cash dividends declared per common share	$0.08	$0.06	$0.16	$0.12

Weighted average common shares outstanding	17,617	17,114	17,445	16,047
Dilutive potential common shares	1,199	1,198	1,137	1,089

Average common shares and dilutive common shares	18,816	18,312	18,582	17,136

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Compre-
	Compre-			Common			hensive	Total
	hensive	Common		Stock	Treasury	Retained	Income	Shareholders'
(In thousands)	Income	Stock	Surplus	Warrants	Stock	Earnings	(Loss)	Equity

Balance at December 31, 2001		$14,532	$97,956	$99	$—	$30,995	$(2,304)	$141,278
Comprehensive income:
Net income	$19,953	—	—	—	—	19,953	—	19,953
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	1,810	—	—	—	—	—	1,810	1,810
Unrealized losses on derivative instruments	(324)	—	—	—	—	—	(324)	(324)

Comprehensive income	$21,439

Cash dividends paid		—	—	—	—	(1,903)	—	(1,903)
Purchase of fractional shares resulting from stock split		—	(10)	—	—	—	—	(10)
Common stock issued for:
New issuance, net of costs		1,363	35,149	—	—	—	—	36,512
Acquisition of the Wayne Hummer Companies		763	14,237	—	—	—	—	15,000
Director compensation plan		3	64	—	—	—	—	67
Employee stock purchase plan		7	357	—	—	—	—	364
Exercise of warrants		3	27	(3)	—	—	—	27
Exercise of stock options		477	4,777	—	—	—	—	5,254

Balance at September 30, 2002		$17,148	$152,557	$96	$—	$49,045	$(818)	$218,028

Balance at December 31, 2002		$17,216	$153,614	$81	$—	$56,967	$(876)	$227,002
Comprehensive income:
Net income	$27,189	—	—	—	—	27,189	—	27,189
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(6,109)	—	—	—	—	—	(6,109)	(6,109)
Unrealized gains on derivative instruments	321	—	—	—	—	—	321	321

Comprehensive income	$21,401

Cash dividends paid		—	—			(2,784)		(2,784)
Purchase of 600 shares of common stock		—	—	—	(17)	—	—	(17)
Common stock issued for:
New issuance, net of costs		1,377	44,767	—	—	—	—	46,144
Acquisition of Lake Forest Capital Management		82	2,418	950	—	—	—	3,450
Director compensation plan		5	123	—	—	—	—	128
Employee stock purchase plan		17	670	—	—	—	—	687
Exercise of warrants		2	20	(1)	—	—	—	21
Exercise of stock options		162	2,794	—	17	—	—	2,973
Restricted stock awards		37	832	—	—	—	—	869

Balance at September 30, 2003		$18,898	$205,238	$1,030	$—	$81,372	$(6,664)	$299,874

	Nine Months Ended September 30,

Disclosure of reclassification amount and income tax impact:	2003	2002

Unrealized holding gains (losses) on available for sale securities during the period, net	$(8,882)	$2,822
Unrealized holding gains (losses) on derivative instruments arising during the period	624	(499)
Less: Reclassification adjustment for gains included in net income, net	637	43
Less: Income tax expense (benefit)	(3,107)	794

Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$(5,788)	$1,486

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

(In thousands)	2003	2002

Operating Activities:
Net income	$27,189	$19,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,402	7,335
Depreciation and amortization	6,992	6,402
Deferred income tax (benefit) expense	(140)	319
Tax benefit from exercises of stock options	1,507	2,684
Net amortization of securities	1,077	2,585
Originations of mortgage loans held for sale	(1,199,779)	(645,300)
Proceeds from sales of mortgage loans held for sale	1,224,985	629,967
Sales of trading securities, net	1,307	(1,153)
Net decrease in brokerage customer receivables	5,043	18,760
Gain on sale of premium finance receivables	(3,470)	(2,250)
Gain on sale of available-for-sale securities, net	(637)	(43)
Loss on sale of premises and equipment, net	216	4
Increase in accrued interest receivable and other assets, net	(1,317)	(6,860)
Increase in accrued interest payable and other liabilities, net	20,068	28,235

Net Cash Provided by Operating Activities	$91,443	$60,638

Investing Activities:
Proceeds from maturities of available-for-sale securities	$940,835	$397,919
Proceeds from sales of available-for-sale securities	3,095,816	2,535,853
Purchases of available-for-sale securities	(4,212,571)	(2,919,618)
Proceeds from sales of premium finance receivables	194,915	222,410
Net cash paid for Lake Forest Capital Management Company	(1,879)	—
Net cash paid for the Wayne Hummer Companies	—	(8,225)
Net increase in interest-bearing deposits with banks	(1,117)	(607)
Net increase in loans	(589,442)	(690,151)
Purchase of Bank Owned Life Insurance	—	(41,144)
Purchases of premises and equipment, net	(33,021)	(23,491)

Net Cash Used for Investing Activities	$(606,464)	$(527,054)

Financing Activities:
Increase in deposit accounts	$440,072	$656,849
Increase (decrease) in other borrowings, net	16,870	(26,478)
(Decrease) increase in notes payable, net	(18,025)	17,050
Proceeds from Federal Home Loan Bank advances	—	50,000
Proceeds from issuance of subordinated note	25,000	—
Proceeds from issuance of trust preferred securities	25,000	—
Issuance of common shares, net of issuance costs	46,144	36,512
Issuance of common shares from stock options, employee stock purchase plan, common stock warrants and cash for stock split fractional shares, net	2,346	2,951
Purchases of common shares	(17)	—
Dividends paid	(2,784)	(1,903)

Net Cash Provided by Financing Activities	$534,606	$734,981

Net Increase in Cash and Cash Equivalents	$19,585	$268,565
Cash and Cash Equivalents at Beginning of Period	$256,922	$123,530

Cash and Cash Equivalents at End of Period	$276,507	$392,095

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated financial statements of Wintrust Financial Corporation and Subsidiaries (“Wintrust” or “the Company”) presented herein are unaudited, but in the opinion of management reflect all necessary adjustments of a normal or recurring nature for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements.

Wintrust is a financial holding company currently engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area. Additionally, the Company operates various non-bank subsidiaries.

As of September 30, 2003, Wintrust had seven wholly-owned bank subsidiaries (collectively, “the Banks”), all of which started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”) and Northbrook Bank & Trust Company (“Northbrook Bank”).

The Company provides loans to businesses to finance the insurance premiums they pay on their commercial insurance policies (“premium finance receivables”) on a national basis, through First Insurance Funding Corporation (“FIFC”). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation (“Crabtree”) which is a wholly-owned subsidiary of Lake Forest Bank. Wintrust, through Tricom, Inc. of Milwaukee (“Tricom”), also provides high-yielding short-term accounts receivable financing (“Tricom finance receivables”) and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to the temporary staffing industry, with clients located throughout the United States. Tricom is a wholly-owned subsidiary of Hinsdale Bank.

The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at each of the Banks through its wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998 and formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments LLC (“FI”) is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. FI is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals and institutions, municipal and tax-exempt organizations, as well as four proprietary mutual funds in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. Collectively WHI, FI and WHAMC are referred to as the “Wayne Hummer Companies.”

Wintrust Information Technology Services Company provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2002. Operating results for the three-month and year-to-date periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

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

(2) Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold and securities purchased under resale agreements with original maturities of 90 days or less.

(3) Available-for-sale Securities

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2003		December 31, 2002		September 30, 2002

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$12,844	$12,271	$34,150	$34,022	$2,563	$2,573
U.S. Government agencies	233,212	233,363	139,707	140,752	202,812	203,647
Municipal	11,789	11,806	6,311	6,467	8,045	8,228
Corporate notes and other	74,853	75,268	76,809	75,193	76,278	74,565
Mortgage-backed	335,654	326,615	270,091	270,962	62,830	63,497
Federal Reserve/FHLB Stock and other equity securities	55,189	55,089	20,221	20,283	19,048	19,174

Total available-for-sale securities	$723,541	$714,412	$547,289	$547,679	$371,576	$371,684

(4) Loans

The following table is a summary of the loan portfolio as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2003	2002	2002

Balance:
Commercial and commercial real estate	$1,436,123	$1,320,598	$1,250,348
Home equity	434,524	365,521	350,422
Residential real estate	151,607	156,213	151,193
Premium finance receivables	678,267	461,614	470,470
Indirect auto loans	166,560	178,234	184,665
Tricom finance receivables	26,275	21,048	20,981
Consumer and other loans	55,787	52,858	55,813

Total loans, net of unearned income	$2,949,143	$2,556,086	$2,483,892

Mix:
Commercial and commercial real estate	49%	52%	50%
Home equity	15	14	14
Residential real estate	5	6	6
Premium finance receivables	23	18	19
Indirect auto loans	5	7	8
Tricom finance receivables	1	1	1
Consumer and other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

(5) Deposits

The following is a summary of deposits as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2003	2002	2002

Balance:
Non-interest bearing	$332,538	$305,540	$281,204
NOW	399,797	354,499	360,583
NOW — Brokerage customer deposits	260,430	231,700	179,796
Money market	428,535	399,441	381,593
Savings	159,950	147,669	135,958
Time certificate of deposits	1,947,946	1,650,275	1,632,351

Total deposits	$3,529,196	$3,089,124	$2,971,485

Mix:
Non-interest bearing	10%	10%	9%
NOW	11	11	12
NOW — Brokerage customer deposits	7	8	6
Money market	12	13	13
Savings	5	5	5
Time certificate of deposits	55	53	55

Total deposits	100%	100%	100%

Following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook an effort to migrate funds from the money market mutual fund managed by WHAMC into FDIC-insured deposit accounts of the Wintrust Banks (“NOW — Brokerage customer deposits” in the table above). Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. As of September 30, 2003, $260 million had migrated into an insured bank deposit product at the various Banks. The Company anticipates that additional funds will be transferred to deposit accounts at the Banks as the money market mutual fund managed by WHAMC is wound down in the near future. As of September 30, 2003, the money market mutual fund managed by WHAMC totaled approximately $126 million. The migration of additional funds to the Banks is subject to the desire of the customers to make the transition of their funds into FDIC-insured bank accounts, the capital capacity of the Company and the availability of suitable investments in which to deploy the funds. The net assets of the WHAMC money market mutual fund decreased $98 million from September 30, 2002 to September 30, 2003, and the NOW-Brokerage customer deposits at the Banks increased $81 million during this period.

(6) Notes Payable, Federal Home Loan Bank advances, Subordinated notes and other borrowings:

The following is a summary of notes payable, Federal Home Loan Bank advances, subordinated notes and other borrowings as of the dates shown:

	September 30,	December 31,	September 30,
(In thousands)	2003	2002	2002

Notes payable	$26,000	$44,025	$63,625
Federal Home Loan Bank advances	140,000	140,000	140,000
Subordinated notes	50,000	25,000	—
Other borrowings:
Federal funds purchased	27,568	2,000	—
Securities sold under repurchase agreements	22,938	24,560	19,064
Wayne Hummer Companies borrowings	9,892	15,148	25,181
Other	3,700	5,000	5,000

Total other borrowings	$64,098	$46,708	$49,245

Total notes payable, Federal Home Loan Bank advances, subordinated notes and other borrowings	$280,098	$255,733	$252,870

In the second quarter of 2003, the Company entered into a $25 million subordinated note agreement with an unaffiliated bank. The note matures in 2013 and requires annual principal payments of $5.0 million beginning in 2009. Interest is payable quarterly and calculated at a floating rate equal to LIBOR plus 260 basis points. The note qualifies as Tier II capital for regulatory purposes. The Wayne Hummer Companies borrowings consist of collateralized demand obligations to third party banks that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations. These borrowings are at rates approximating federal funds borrowing rates. Other represents the Company’s interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.

(7) Long-term Debt – Trust Preferred Securities

The Company issued a total of $76.1 million of Trust Preferred Securities through three separate issuances by Wintrust Capital Trust I, Wintrust Capital Trust II and Wintrust Capital Trust III (“Trusts”). The Trusts also issued a total of $2.4 million of Common Securities, all of which are owned by the Company. The Trust Preferred Securities represent preferred undivided beneficial interests in the assets of the Trusts. The Trusts invested the proceeds from the issuances of the Trust Preferred Securities and the Common Securities in Subordinated Debentures (“Debentures”) issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. Capital Trust I and Capital Trust II are consolidated in the Company’s financial statements and the Debentures and related income statement effects are eliminated in the consolidated financial statements and the trust preferred securities are reflected as “Long-term debt – Trust Preferred Securities.” However, in accordance with recent guidance provided on the application of FIN 46, “Consolidation of Variable Interest Entities”, Capital Trust III, which was formed in April 2003, was not consolidated in the Company’s financial statements. Accordingly, the Debentures issued by the Company to this Trust (as opposed to the trust preferred securities issued by this Trust) are reflected in the Company’s Statement of Condition as “Long-term debt – Trust Preferred Securities.”

A summary of the Company’s Long-term debt — trust preferred securities as of September 30, 2003 is as follows:

(Dollars in thousands)

	Trust						Earliest
	Preferred		Issuance	Rate		Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Type	Rate	Date	Date

Wintrust Capital Trust I	$31,050	$32,010	10/98	Fixed	9.00%	09/30/28	09/30/03
Wintrust Capital Trust II	20,000	20,619	06/00	Fixed	10.50%	06/30/30	06/30/05
Wintrust Capital Trust III	25,000	25,774	04/03	Floating	LIBOR+3.25%	04/30/33	04/30/08

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

Under current regulatory guidelines, the Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. Interest expense on the Trust Preferred Securities is deductible for tax purposes.

(8) Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the periods shown:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands, except per share data)	2003	2002	2003	2002

Net Income	$9,907	$7,284	$27,189	$19,953

Weighted average common shares outstanding	17,617	17,114	17,445	16,047
Dilutive potential common shares	1,199	1,198	1,137	1,089

Average common shares and dilutive common shares	18,816	18,312	18,582	17,136

Net income per common share:
Basic	$0.56	$0.43	$1.56	$1.24

Diluted	$0.53	$0.40	$1.46	$1.16

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants and shares issuable under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.

(9) Segment Information

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The other category, as shown in the following table, reflects parent company information. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance and indirect auto segments. For purposes of internal segment profitability analysis, management reviews the results of its premium finance and indirect auto segments as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing the inter-segment elimination amounts shown in the following table. The following table presents a summary of certain operating information for each reportable segment for three months ended for the periods shown:

	Three Months Ended
	September 30,
			$ Change in	% Change in
(Dollars in thousands)	2003	2002	Contribution	Contribution

Net interest income:
Banking	$28,881	$22,620	$6,261	27.7%
Premium finance	11,958	8,614	3,344	38.8
Indirect auto	1,725	2,025	(300)	(14.8)
Tricom	1,003	1,193	(190)	(15.9)
Wealth management	1,420	1,249	171	13.7
Inter-segment eliminations	(10,758)	(8,433)	(2,325)	(27.6)
Other	(2,337)	(1,853)	(484)	(26.1)

Total net interest income	$31,892	$25,415	$6,477	25.5%

Non-interest income:
Banking	$8,393	$7,387	$1,006	13.6%
Premium finance	1,200	656	544	82.9
Indirect auto	20	17	3	17.6
Tricom	1,021	940	81	8.6
Wealth management	7,843	7,092	751	10.6
Inter-segment eliminations	(67)	(135)	68	50.4
Other	33	—	33	N/M

Total non-interest income	$18,443	$15,957	$2,486	15.6%

Segment profit (loss):
Banking	$9,935	$7,849	$2,086	26.6%
Premium finance	5,848	3,415	2,433	71.2
Indirect auto	605	916	(311)	(34.0)
Tricom	449	466	(17)	(3.6)
Wealth management	(121)	35	(156)	(445.7)
Inter-segment eliminations	(4,587)	(3,522)	(1,065)	(30.2)
Other	(2,222)	(1,875)	(347)	(18.5)

Total segment profit	$9,907	$7,284	$2,623	36.0%

Segment assets:
Banking	$4,191,494	$3,476,454	$715,040	20.6%
Premium finance	745,578	513,770	231,808	45.1
Indirect auto	174,272	190,680	(16,408)	(8.6)
Tricom	43,526	32,714	10,812	33.1
Wealth management	76,052	81,604	(5,552)	(6.8)
Inter-segment eliminations	(995,387)	(727,812)	(267,575)	(36.8)
Other	69,342	9,365	59,977	640.4

Total segment assets	$4,304,877	$3,576,775	$728,102	20.4%

N/M = not meaningful

The following table presents a summary of certain operating information for each reportable segment for nine months ended for the periods shown:

	Nine Months Ended
	September 30,
			$ Change in	% Change in
(Dollars in thousands)	2003	2002	Contribution	Contribution

Net interest income:
Banking	$78,229	$66,158	$12,071	18.2%
Premium finance	32,422	24,791	7,631	30.8
Indirect auto	5,339	6,055	(716)	(11.8)
Tricom	2,767	3,191	(424)	(13.3)
Wealth management	4,723	2,559	2,164	84.6
Inter-segment eliminations	(30,168)	(24,955)	(5,213)	(20.9)
Other	(6,488)	(5,799)	(689)	(11.9)

Total net interest income	$86,824	$72,000	$14,824	20.6%

Non-interest income:
Banking	$27,549	$16,785	$10,764	64.1%
Premium finance	3,470	3,499	(29)	(0.8)
Indirect auto	55	35	20	57.1
Tricom	3,183	2,694	489	18.2
Wealth management	21,238	19,388	1,850	9.5
Inter-segment eliminations	(256)	(421)	165	39.2
Other	52	500	(448)	(89.6)

Total non-interest income	$55,291	$42,480	$12,811	30.2%

Segment profit (loss):
Banking	$27,747	$21,063	$6,684	31.7%
Premium finance	15,284	10,829	4,455	41.1
Indirect auto	1,835	2,454	(619)	(25.2)
Tricom	1,238	1,223	15	1.2
Wealth management	(238)	(194)	(44)	(22.7)
Inter-segment eliminations	(12,630)	(10,433)	(2,197)	(21.1)
Other	(6,047)	(4,989)	(1,058)	(21.2)

Total segment profit	$27,189	$19,953	$7,236	36.3%

N/M = not meaningful

(10) Derivative Financial Instruments

The Company enters into certain derivative financial instruments as part of its strategy to manage its exposure to market risk. Market risk is the possibility that, due to changes in interest rates or other economic conditions, the Company’s net interest income will be adversely affected. The derivative financial instruments historically utilized by the Company to manage this risk include interest rate cap and interest rate swap contracts. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and not the notional principal amounts used to express the volume of the transactions.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivative financial instruments, such as interest rate cap and interest rate swap agreements, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

At September 30, 2003, the Company had $81.05 million notional principal amount of interest rate swap contracts outstanding, all of which qualified for hedge accounting. The following table presents a summary of these derivative instruments and whether the contracts were cash flow (CF) hedges with changes in fair values reported as other comprehensive income (OCI) or fair value (FV) hedges with changes in fair value reported in the income statement (IS):

(Dollars in thousands)

					September 30, 2003		December 31, 2002

	Type of	Change in	Maturity		Notional	Fair	Notional	Fair
(In thousands)	hedge	market value	Date		Amount	Value	Amount	Value

Interest rate swap	CF	OCI	2/27/04		$25,000	$(491)	$25,000	$(1,125)
Interest rate swap	CF	OCI	10/29/12		25,000	(781)	25,000	(723)
Interest rate swap (callable)	FV	IS	9/30/28	(03)	31,050	(312)	31,050	(156)

During the first quarter of 2003, $75 million notional principal amount of interest rate cap contracts matured. These contracts were purchased to mitigate the effect of rising rates on certain floating rate deposit products and provided for the receipt of payments when the 91-day Treasury bill rate exceeded the predetermined strike rates. No interest rate cap contacts were entered into in 2003, and the Company had no interest rate cap contracts outstanding at September 30, 2003.

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in fair values of these contracts are reported in other non-interest income. There were no call options outstanding as of September 30, 2003, December 31, 2002 or September 30, 2002.

(11) Business Combinations

In February 2003, Wintrust completed the acquisition of Lake Forest Capital Management Company (“LFCM”) based in Lake Forest, Illinois. LFCM was merged into Wayne Hummer Asset Management Company, Wintrust’s existing asset management subsidiary. LFCM’s results of operations are included in Wintrust’s 2003 results since the effective date of acquisition (February 1, 2003).

In February, 2002, Wintrust completed its acquisition of The Wayne Hummer Companies. The results of operations of the Wayne Hummer Companies have been included in Wintrust’s consolidated financial statements since the effective date of the acquisition (February 1, 2002).

(12) Goodwill and Other Intangible Assets

Wintrust adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of SFAS 142. Under SFAS 142, intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

A summary of goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	September 30,
(In thousands)	2003	Acquired	Losses	2003

Banking	$1,018	$—	$—	$1,018
Premium finance	—	—	—	—
Indirect auto	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	15,290	4,760	—	20,050
Parent and other	—	—	—	—

Total	$25,266	$4,760	$—	$30,026

At September 30, 2003 and 2002, Wintrust had $2.3 million and $1.3 million, respectively, in unamortized finite-lived intangible assets. As a result of the acquisitions of WHAMC (in 2002) and LFCM (in 2003), $1.38 million and $1.54 million, respectively, were assigned to the customer lists of these companies. These intangible assets are being amortized over 7-year periods on an accelerated basis. Total amortization expense associated with intangible assets in the first nine months of 2003 and 2002 was approximately $448,000 and $237,000, respectively. Estimated amortization expense on finite-lived intangible assets for the years ended 2003 through 2007 is as follows:

(In thousands)

2003	$592
2004	511
2005	449
2006	385
2007	330

(13) Stock-Based Compensation Plans

The Company follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. APB 25 uses the intrinsic value method and provides that compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. The Company follows the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148), rather than the recognition provisions of SFAS 123, as allowed by the Statement. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.

The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except share data)	2003	2002	2003	2002

Net income
As reported	$9,907	$7,284	$27,189	$19,953
Compensation cost of stock options based on fair value, net of related tax effect	(317)	(317)	(971)	(895)

Pro forma	$9,590	$6,967	$26,218	$19,058

Earnings per share — Basic
As reported	$0.56	$0.43	$1.56	$1.24
Compensation cost of stock options based on fair value, net of related tax effect	(0.02)	(0.02)	(0.06)	(0.05)

Pro forma	$0.54	$0.41	$1.50	$1.19

Earnings per share — Diluted
As reported	$0.53	$0.40	$1.46	$1.16
Compensation cost of stock options based on fair value, net of related tax effect	(0.02)	(0.02)	(0.05)	(0.05)

Pro forma	$0.51	$0.38	$1.41	$1.11

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model is sensitive to changes in the subjective assumptions, which can materially affect the fair value estimates. As a result, the pro forma amounts indicated above may not be representative of the effects on reported net income for future years.

Included in the determination of net income as reported is compensation expense related to restricted share awards of $198,000 ($122,000 net of tax) in the third quarter of 2003 and $176,000 ($109,000 net of tax) in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, net income as reported included compensation expense related to restricted share awards of $586,000 ($362,000 net of tax) and $479,000 ($296,000 net of tax), respectively.

(14) Subsequent Events and Pending Acquisition

On October 1, 2003, the Company completed the acquisition of Advantage National Bancorp, Inc. (“Advantage”), the parent company of Advantage National Bank. Advantage National Bank is a de novo bank that began operations in January 2001, has bank locations in Elk Grove Village and Roselle, Illinois and had total assets of approximately $114 million at September 30, 2003. The aggregate purchase price was approximately $24.7 million. Pursuant to the terms of the merger agreement, the Company issued 670,875 shares of its common stock in exchange for all of the outstanding shares of Advantage and paid cash for the value of the outstanding warrants.

On August 7, 2003, Wintrust announced the signing of a definitive agreement to acquire Village Bancorp, Inc., the parent company of Village Bank and Trust — Arlington Heights (“Village”) in a stock transaction. Village is a de novo bank that began operations in 1995, had total assets of approximately $80 million at September 30, 2003, and bank locations in Arlington Heights and Prospect Heights, Illinois. The merger of Wintrust and Village is subject to prior approval of each of the Federal Reserve and the Illinois Office of Banks and Real Estate (“IOBRE”). Wintrust submitted an application to the Federal Reserve Bank of Chicago seeking the necessary approval, which was approved on October 16, 2003. Wintrust also filed the required notice with the IOBRE on September 15, 2003. The IOBRE is required to render a decision on the IOBRE notice within 60 days of the filing. Village has scheduled a special meeting of its stockholders to vote on the proposed transaction on December 4, 2003. The transaction is expected to close in December 2003.

(15) Recent Accounting Pronouncements

In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued, establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify certain financial instruments, which may previously have been classified as equity, as a liability. This generally includes financial instruments which either: 1) require mandatory redemption at a specified time other than upon liquidation or termination of the entity; 2) include an obligation to either repurchase the issuer’s equity shares or is indexed to such an obligation and which may require settlement in cash; or 3) require the issuance of a variable number of the issuer’s shares based on a monetary amount which is generally unrelated to the value of those shares. The Statement was effective as of July 1, 2003, and did not have a material impact on the Company’s accounting and reporting.

In April 2003, SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued, amending and clarifying financial accounting and reporting for certain derivative instruments. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The Statement is not expected to have a material impact on the Company’s accounting and reporting for derivatives.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation, as subsequently amended, were effective upon issuance for new VIEs and for fiscal years ending after December 15, 2003, for existing VIEs. The requirements of FIN 46 did not have a material impact on the Company’s results of operations, financial position, or liquidity. The application of FIN 46 to the Company’s statutory trusts which were established for purposes of issuing trust preferred securities is more fully explained in Note 7. The application of FIN 46 to these types of trusts is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of such trusts. The deconsolidation of these trusts would not have a material impact on the Company’s results of operations, financial position or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2003, compared with December 31, 2002, and September 30, 2002, and the results of operations for the three and nine-month periods ended September 30, 2003 and 2002 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Critical Accounting Policies

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

Overview and Strategy

Wintrust’s bank subsidiaries were organized within approximately the last twelve years. We have grown from $3.58 billion in total assets at September 30, 2002 to $4.30 billion in total assets at September 30, 2003, an increase of 20%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing new banks and opening new branch facilities, and building an experienced management team. The Company’s recent financial performance generally reflects the improved profitability of our operating subsidiaries as they mature, offset by the costs of establishing new banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The Banks began operations during the period indicated in the table below:

	Operations began in:

	Month	Year

Lake Forest Bank	December	1991
Hinsdale Bank	October	1993
North Shore Bank	September	1994
Libertyville Bank	October	1995
Barrington Bank	December	1996
Crystal Lake Bank	December	1997
Northbrook Bank	November	2000

Subsequent to these initial dates of operations, each of the Banks, except Northbrook Bank, has established additional full-service banking facilities. As of September 30, 2003, the Banks had 32 banking facilities. Since September 30, 2002, Crystal Lake Bank opened a new permanent facility for its Cary branch, North Shore Bank opened an additional new branch in Skokie and Libertyville Bank opened its new permanent facility in South Libertyville. In addition, the Company has purchased property for several additional banking locations and has begun to organize its next de novo bank to be located in the Beverly community of Chicago. On October 1, 2003, the Company acquired Advantage National Bancorp, Inc., parent company of Advantage National Bank, with banking locations in Elk Grove Village and Roselle. The Company has also announced the signing of a definitive agreement to acquire Village Bancorp, Inc., parent company of Village Bank, with banking locations in Arlington Heights and Prospect Heights. This acquisition is expected to close in December 2003.

While committed to a continuing growth strategy, management’s ongoing focus is also to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the operating subsidiaries. One aspect of this strategy is to continue to pursue specialized earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks in markets where they have significant market share and more established customer bases.

FIFC is the Company’s most significant specialized earning asset niche, originating $580 million in loan (premium finance receivables) volume in the third quarter of 2003, $1.7 billion for the first nine months of 2003, and $1.7 billion for the full year of 2002. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued growth in origination volume in 2003, FIFC sold approximately $62.9 million, or 11%, of the receivables generated in the third quarter of 2003, to an unrelated third party with servicing retained. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios during 1999. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depends on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

In October 1999, the Company acquired Tricom as part of its continuing strategy to pursue specialized earning asset niches. Based in the Milwaukee, Wisconsin area, Tricom has been in business for more than eleven years and specializes in providing high yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks, depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect their interests. By virtue of the Company’s funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services.

In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks, including indirect auto lending which is conducted through a division of Hinsdale Bank, Lake Forest Bank’s equipment leasing division and Barrington Bank’s Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has developed a specialty in small aircraft lending. The Company plans to continue pursuing the development or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales. The Company is not pursuing growth in the indirect auto segment, however, and anticipates that the indirect auto loan portfolio will comprise a smaller portion of the net loan portfolio in the future.

Wintrust’s strategy also includes building and growing its wealth management business, including trust, asset management and brokerage services. On February 20, 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprising Wayne Hummer Investments LLC (“WHI”), Wayne Hummer Asset Management Company (“WHAMC”) and Focused Investments LLC (“FI”), each based in the Chicago area.

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

WHAMC, established in 1981, is the investment advisory affiliate of WHI and is advisor to the Wayne Hummer family of mutual funds. The Wayne Hummer family of funds includes the Wayne Hummer Growth Fund, the Wayne Hummer Core Portfolio Fund, the Wayne Hummer Income Fund, and the Wayne Hummer Money Market Fund. WHAMC also provides money management and advisory services to individuals and institutional, municipal and tax-exempt organizations and portfolio management and financial supervision for a wide-range of pension and profit sharing plans. To further expand the Company’s wealth management business in the Chicago metropolitan area, on February 4, 2003, the Company acquired Lake Forest Capital Management Company, a registered investment advisor.

In September 1998, the Company formed a trust subsidiary (originally named Wintrust Asset Management Company and renamed in May 2002 to Wayne Hummer Trust Company (“WHTC”)) to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. With a separately chartered trust subsidiary, the Company is better able to offer trust and investment management services to all communities served by the Banks. In addition to offering these services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. Services offered by WHTC typically include traditional trust products and services, as well as investment management services.

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2003	2002	2002

WHTC	$563,699	$444,818	$435,473
WHAMC (1)	733,843	391,175	365,525
WHAMC’s four proprietary mutual funds	297,282	324,012	382,117
WHI — brokerage assets in custody	4,300,000	3,800,000	3,800,000

(1)	Excludes the four proprietary mutual funds managed by WHAMC, but includes the assets under management of LFCM, which was acquired in February 2003 and merged into WHAMC.

The decrease in the amount of the managed assets in the WHAMC mutual funds relates primarily to the migration of balances from the WHAMC money market mutual fund to FDIC-insured deposit accounts at the Banks. The Company anticipates that additional funds will be transferred to the FDIC-insured deposit product offered by the Banks as the money market mutual fund managed by WHAMC is wound down in the near future. The money market mutual fund balance was $126 million at September 30, 2003, $164 million at December 31, 2002, and $224 million at September 30, 2002.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures, as compared to the same period last year, are shown below:

	Nine Months Ended
			Percentage (%)/
	September 30,	September 30,	Basis Point (bp)
(Dollars in thousands, except per share data)	2003	2002	Change

Net income	$27,189	$19,953	36.3%
Net income per common share — Basic	1.56	1.24	25.8
Net income per common share — Diluted	1.46	1.16	25.9
Net revenues (1)	142,115	114,480	24.1
Net interest income	86,824	72,000	20.6
Net interest margin (5)	3.20%	3.42%	(22	) bp
Core net interest margin (2) (5)	3.32	3.60	(28)
Net overhead ratio (3)	1.21	1.48	(27)
Efficiency ratio (4) (5)	64.23	66.51	(228)
Return on average assets	0.91	0.87	4
Return on average equity	14.92	14.98	(6)

	Three Months Ended
			Percentage (%)/
	September 30,	September 30,	Basis Point (bp)
	2003	2002	Change

Net income	$9,907	$7,284	36.0%
Net income per common share — Basic	0.56	0.43	30.2
Net income per common share — Diluted	0.53	0.40	32.5
Net revenues (1)	50,335	41,372	21.7
Net interest income	31,892	25,415	25.5
Net interest margin (5)	3.32%	3.26%	6	bp
Core net interest margin (2) (5)	3.44	3.42	2
Net overhead ratio (3)	1.27	1.40	(13)
Efficiency ratio (4) (5)	63.08	67.49	(441)
Return on average assets	0.94	0.85	9
Return on average equity	15.24	13.68	156
At end of period
Total assets	$4,304,877	$3,576,775	20.4%
Total loans	2,949,143	2,483,892	18.7
Total deposits	3,529,196	2,971,485	18.8
Total shareholders’ equity	299,874	218,028	37.5
Book value per common share	15.87	12.71	24.9
Market price per common share	37.80	28.65	31.9
Allowance for loan losses to total loans	0.77%	0.69%	8	bp
Non-performing assets to total assets	0.34	0.35	(1)

(1)	Net revenue includes net interest income and non-interest income.

(2)	The core net interest margin excludes the interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios,” for additional information on this performance measure/ratio.

Supplemental Financial Measures/Ratios

In accordance with new SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with GAAP, a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide useful information to investors regarding the Company’s financial condition and results of operation.

The Company analyzes its performance on a net income basis in accordance with generally accepted accounting principles (“GAAP”) in the United States, as well as other non-GAAP performance measures and ratio. These non-GAAP measures and ratios include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), core net interest margin and the net overhead ratio and the efficiency ratio. Management believes that these measures and ratios provide users of the Company’s financial information a more accurate view of the performance of the Company’s interest-earning assets and interest-bearing liabilities as well as its operating efficiency for comparative purposes than the most directly comparable GAAP measures would provide. Other financial holding companies may define or calculate these measures and ratios differently. These performance measures are presented as supplemental information to enhance the readers’ understanding of, and highlight trends in, the Company’s financial results. These measures should not be viewed as a substitute for net income and earnings per share as determined in accordance with GAAP. The calculations used by the Company to derive core net interest margin, net overhead ratio and the efficiency ratio may vary from, and not be comparable to, other companies.

Management reviews yields on certain asset categories and the net interest margin of the Company, and its banking subsidiaries, on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a taxable-equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses.

Management also evaluates the net interest margin excluding the interest expense associated with the Company’s Long-term Debt — Trust Preferred Securities (“Core Net Interest Margin”). Because these instruments are utilized by the Company primarily as capital instruments, management finds it useful to view the net interest margin excluding this expense and deems it to be a more accurate view of the operational net interest margin of the Company than the most directly comparable GAAP measures.

The following table reconciles the GAAP calculations to the financial measures and ratios used by management as discussed above for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

(A) Interest income (GAAP)	$52,473	$47,545	$148,977	$134,054
Taxable-equivalent adjustment — Loans	110	174	374	530
Taxable-equivalent adjustment — Liquidity management assets	46	53	180	97
Taxable-equivalent adjustment — Other earning assets	12	—	50	—

Interest income — FTE	$52,641	$47,772	$149,581	$134,681
(B) Interest expense (GAAP)	20,581	22,130	62,153	62,054

Net interest income — FTE	$32,060	$25,642	$87,428	$72,627

(C) Net interest income (GAAP)(A minus B)	$31,892	$25,415	$86,824	$72,000
Net interest income — FTE	$32,060	$25,642	$87,428	$72,627
Add: Interest expense on long-term debt — trust preferred securities	1,207	1,287	3,290	3,863

Core net interest income — FTE (1)	$33,267	$26,929	$90,718	$76,490

(D) Net interest margin (GAAP)	3.30%	3.23%	3.18%	3.39%
Net interest margin — FTE	3.32%	3.26%	3.20%	3.42%
Core net interest margin — FTE (1)	3.44%	3.42%	3.32%	3.60%
(E) Efficiency ratio (GAAP)	63.29%	67.86%	64.50%	66.87%
Efficiency ratio — FTE	63.08%	67.49%	64.23%	66.51%

(1)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Net Income

Net income for the third quarter ended September 30, 2003 totaled $9.9 million, an increase of $2.6 million, or 36%, over the $7.3 million recorded in the third quarter of 2002. On a per share basis, net income for the third quarter of 2003 totaled $0.53 per diluted common share, a $0.13 per share, or 33%, increase as compared to the 2002 third quarter total of $0.40 per diluted common share. The return on average equity for the third quarter of 2003 was 15.24%, compared to 13.68% for the same period of 2002.

For the first nine months of 2003, net income totaled $27.2 million, or $1.46 per diluted common share, an increase of $7.2 million, or 36%, when compared to $20.0 million, or $1.16 per diluted common share, for the same period in 2002. Net income for the first nine months of 2002 includes pre-tax income of $1.25 million, or $754,000 after-tax, ($0.04 per diluted common share), for a partial settlement related to a charge recorded in 2000 for a fraud perpetrated against FIFC. Return on average equity for the first nine months of 2003 was 14.92% versus 14.98% for the same period of 2002.

On February 20, 2002, Wintrust completed its acquisition of the Wayne Hummer Companies. Accounted for as a purchase, the Wayne Hummer Companies results of operations are included in Wintrust’s year-to-date 2002 results only since the effective date of the acquisition (February 1, 2002). On February 4, 2003, Wintrust completed the acquisition of Lake Forest Capital Management Company. LFCM was merged into WHAMC, the Company’s existing asset management subsidiary. LFCM’s results of operations are included in Wintrust’s 2003 results of operations since the effective date of the acquisition (February 1, 2003).

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended September 30, 2003 totaled $32.1 million, an increase of $6.4 million, or 25%, as compared to the $25.6 million recorded in the same quarter of 2002. This increase in net interest income resulted primarily from loan growth and increases in liquidity management assets and to a lesser extent an increase in the interest rate spread. Average earning assets in the third quarter of 2003 increased $716 million, or 23%, over the third quarter of 2002, while the interest rate spread (the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities) increased to 3.11% in the third quarter of 2003, compared to 2.98% in the third quarter of 2002.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the third quarter of 2003 the net interest margin was 3.32%, an increase of 6 basis points when compared to the net interest margin of 3.26% in the prior year third quarter. The core net interest margin, which excludes the interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.44% for the third quarter of 2003, an increase of 2 basis points when compared to the prior year third quarter’s core net interest margin of 3.42%.

Wintrust’s net interest margin increased 18 basis points when compared to the second quarter of 2003. This improvement in the net interest margin was primarily as a result of a 19 basis point decline in the average rate paid on interest bearing deposits in the third quarter of 2003 compared to the second quarter of 2003. The increased net interest margin reflects an increase of 20 basis points in the interest rate spread in the third quarter of 2003 compared to the second quarter of 2003. The increase in the interest rate spread was attributable to an increase of 1 basis point in the yield on earning assets and a decrease of 19 basis points on the interest bearing liabilities.

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2003			September 30, 2002

(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$723,382	$6,690	3.67%	$611,355	$5,604	3.64%
Other earning assets (2) (3)	35,740	343	3.81	56,836	596	4.16
Loans, net of unearned income (2) (4) (8)	3,077,798	45,608	5.88	2,452,239	41,572	6.73

Total earning assets (8)	$3,836,920	$52,641	5.44%	$3,120,430	$47,772	6.07%

Allowance for loan losses	(22,228)			(16,776)
Cash and due from banks	84,083			69,211
Other assets	282,928			219,804

Total assets	$4,181,703			$3,392,669

Interest-bearing deposits	$3,132,445	$16,535	2.09%	$2,539,544	$18,449	2.88%
Federal Home Loan Bank advances	140,000	1,489	4.22	139,900	1,490	4.23
Notes payable and other borrowings	108,259	638	2.34	114,778	904	3.12
Subordinated notes	50,000	712	5.57	—	—	—
Long-term debt — trust preferred securities	76,816	1,207	6.29	51,050	1,287	10.09

Total interest-bearing liabilities	$3,507,520	$20,581	2.33%	$2,845,272	$22,130	3.09%

Non-interest bearing deposits	330,593			274,325
Other liabilities	85,693			61,891
Equity	257,897			211,181

Total liabilities and shareholders equity	$4,181,703			$3,392,669

Interest rate spread (5) (8)			3.11%			2.98%
Net free funds/contribution (6)	$329,400		0.21	$275,158		0.28

Net interest income/Net interest margin (8)		$32,060	3.32%		$25,642	3.26%

Core net interest margin (7) (8)			3.44%			3.42%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended September 30, 2003 and 2002 were $168,000 and $227,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income includes mortgages held for sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

The yield on total earning assets for the third quarter of 2003 was 5.44% as compared to 6.07% in 2002, a decrease of 63 basis points. The yield on earning assets is heavily dependent on the yield earned on loans since average loans comprised 80% of average earning assets in the third quarter of 2003 and 79% of average earning assets in the third quarter of 2002. Average loans increased $626 million, or 26%, in the third quarter of 2003 compared to the third quarter of 2002. The third quarter 2003 yield on loans was 5.88%, an 85 basis point decrease compared to the prior year third quarter yield of 6.73%. The lower yield in 2003 is due to lower market rates (the average prime rate was 75 basis points lower in the 2003 period compared to 2002) as well as the Company’s preference for variable rate loans which generally have lower rates than fixed rate loans.

The rate paid on interest-bearing liabilities for the third quarter of 2003 was 2.33%, compared to 3.09% in the third quarter of 2002, a decrease of 76 basis points. Interest-bearing deposits accounted for 89% of total interest-bearing liabilities in the third quarter of 2003 and the third quarter of 2002. The rate paid on interest-bearing deposits averaged 2.09% for the third quarter of 2003 versus 2.88% for the same quarter of 2002, a decrease of 79 basis points. Since September 30, 2002, the Company issued $50 million of subordinated notes and $25 million of long-term debt — trust preferred securities and used a portion of the proceeds to reduce its notes payable.

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2003			September 30, 2002

(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$731,383	$19,719	3.60%	$517,856	$15,865	4.10%
Other earning assets (2) (3)	38,943	1,161	3.99	57,663	1,861	4.31
Loans, net of unearned income (2) (4) (8)	2,881,317	128,701	5.97	2,262,057	116,955	6.91

Total earning assets (8)	$3,651,643	$149,581	5.48%	$2,837,576	$134,681	6.35%

Allowance for loan losses	(20,685)			(15,542)
Cash and due from banks	77,617			54,498
Other assets	266,561			191,657

Total assets	$3,975,136			$3,068,189

Interest-bearing deposits	$2,993,848	$50,650	2.26%	$2,286,073	$51,709	3.02%
Federal Home Loan Bank advances	140,000	4,419	4.22	112,062	3,465	4.13
Notes payable and other borrowings	97,992	2,013	2.75	130,714	3,017	3.09
Subordinated notes	39,103	1,781	6.01	—	—	—
Long-term debt — trust preferred securities	66,275	3,290	6.62	51,050	3,863	10.09

Total interest-bearing liabilities	$3,337,218	$62,153	2.49%	$2,579,899	$62,054	3.22%

Non-interest bearing deposits	314,071			252,305
Other liabilities	80,141			57,892
Equity	243,706			178,093

Total liabilities and shareholders equity	$3,975,136			$3,068,189

Interest rate spread (5) (8)			2.99%			3.13%
Net free funds/contribution (6)	$314,425		0.21	$257,677		0.29

Net interest income/Net interest margin (8)		$87,428	3.20%		$72,627	3.42%

Core net interest margin (7) (8)			3.32%			3.60%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended September 30, 2003 and 2002 were $604,000 and $627,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income includes mortgages held for sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

For the first nine months of 2003, tax-equivalent net interest income totaled $87.4 million, an increase of $14.8 million, or 20%, over the $72.6 million recorded in the same period in 2002. Growth in the Company’s earning asset base was the primary contributor to this increase, as year-to-date average loans increased $619 million, or 27%.

The yield on total earning assets for the first nine months of 2003 was 5.48% as compared to 6.35% in 2002, a decrease of 87 basis points, resulting primarily from the effect of decreases in general market rates of interest on liquidity management assets and loans. The rate paid on interest-bearing liabilities for the first nine months of 2003 was 2.49%, compared to 3.22% in 2002, a decline of 73 basis points. As a result of a more significant decrease in the yield on earning assets compared to the decrease in the average rate paid on interest bearing liabilities, the interest rate spread (difference between the yield on earning assets and the rate paid on interest-bearing liabilities) declined 14 basis points to 2.99% for first nine months of 2003 when compared to the first nine months of 2002. The net interest margin declined 22 basis points to 3.20% during the first nine months of 2003 compared to 3.42% for the first nine months of 2002, and was primarily attributable to the 14 basis point decline in the interest rate spread.

The following table presents a reconciliation of the Company’s tax-equivalent net interest income between the three-month periods ended September 30, 2003 and June 30, 2003, the nine-month periods ended September 30, 2003 and September 30, 2002 and between the three-month periods ended September 30, 2003 and September 30, 2002. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, rates, the change due to the combination of volume and rate and the differing number of days in each period:

	Third Quarter	First Nine Months	Third Quarter
	of 2003	of 2003	of 2003
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2003	of 2002	of 2002

Tax-equivalent net interest income for comparative period	$28,564	$72,627	$25,642
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,799	19,816	6,154
Change due to interest rate fluctuations (rate)	1,299	(4,292)	159
Change due to rate and volume fluctuations (rate/volume)	61	(849)	105
Change due to number of days in each quarter (days)	337	126	—

Tax-equivalent net interest income for the period ended September 30, 2003	$32,060	$87,428	$32,060

Non-interest Income

For the third quarter of 2003, non-interest income totaled $18.4 million, an increase of $2.5 million, or 16%, over the prior year third quarter. The increase in non-interest income is primarily a result of an increase in wealth management fees, fees on mortgage loans sold and gains on the sale of premium finance receivables. Non-interest income as a percentage of net revenue was 37% for the three months ended September 30, 2003 and 39% for the third quarter of 2002.

The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	September 30,
			$	%
(Dollars in thousands)	2003	2002	Change	Change

Trust and asset management	$2,030	$1,619	$411	25.4%
Brokerage	5,686	5,106	580	11.4

Total wealth management	7,716	6,725	991	14.7

Fees on mortgage loans sold	4,570	3,794	776	20.5
Service charges on deposit accounts	889	798	91	11.4
Gain on sale of premium finance receivables	1,200	656	544	82.9
Administrative services revenue	1,019	941	78	8.3
Net available-for-sale securities gains	31	196	(165)	(84.2)
Other:
Fees from covered call options	1,279	1,320	(41)	(3.2)
BOLI	492	309	183	59.2
Miscellaneous	1,247	1,218	29	2.4

Total other	3,018	2,847	171	6.0

Total non-interest income	$18,443	$15,957	$2,486	15.6%

For the nine months ended September 30, 2003, non-interest income totaled $55.3 million, an increase of $12.8 million, or 30%, over the same period of 2002. All major categories of non-interest income contributed to this increase, with significant contributions from increases in fees on mortgage loans sold, fees from covered call options and wealth management fees. The 2002 period also included a partial recovery of $1.25 million from a loss recorded in 2000 as a result of a fraud perpetrated against FIFC. Non-interest income as a percentage of net revenue was 39% for the nine months ended September 30, 2003 and 37% for the first nine months of 2002.

The following table presents non-interest income by category for the periods presented:

	Nine Months Ended
	September 30,
			$	%
(Dollars in thousands)	2003	2002	Change	Change

Trust and asset management	$5,461	4,807	$654	13.6%
Brokerage	15,208	13,919	1,289	9.3

Total wealth management	20,669	18,726	1,943	10.4

Fees on mortgage loans sold	13,712	7,745	5,967	77.0
Service charges on deposit accounts	2,611	2,289	322	14.1
Gain on sale of premium finance receivables	3,470	2,250	1,220	54.2
Administrative services revenue	3,178	2,694	484	18.0
Net available-for-sale securities gains	637	43	594	N/M
Other:
Fees from covered call options	6,058	3,678	2,380	64.7
BOLI	1,461	309	1,152	372.8
Partial recovery of premium finance defalcation	—	1,250	(1,250)	N/M
Miscellaneous	3,495	3,496	(1)	—

Total other	11,014	8,733	2,281	26.1

Total non-interest income	$55,291	$42,480	$12,811	30.2%

Trust and asset management fees represent the revenue streams generated by WHTC and WHAMC, which includes the fees generated by LFCM since its acquisition in February 2003. WHTC generates fees for assets under management, custody fees and other trust related fees and WHAMC generates fees for advisory services to individuals and institutions, municipal and tax-exempt organizations, including the management of the Wayne Hummer Mutual Funds. WHAMC was acquired effective February 1, 2002 and LFCM was acquired effective February 1, 2003 and the results of operations of each of these acquisitions are included in the Company’s financials from the effective dates of the respective acquisitions. Brokerage fees include brokerage commissions, trading commissions and insurance product commissions generated by WHI and FI. WHI and FI were also acquired effective February 1, 2002 and the revenues from these entities are included in the 2002 results from that date. Wealth management fees totaled $7.7 million in the third quarter of 2003, an increase of $991,000, or 15%, compared to the third quarter of 2002. Additionally, wealth management fees increased $714,000 when compared to the second quarter of 2003, reflecting the second consecutive quarter of improvement. On a year-to-date basis, wealth management fees totaled $20.7 million in 2003, and increased $1.9 million, or 10%, compared to the same period of 2002. These increases are a result of recent gains in the overall equity market as well as the Company’s continued efforts to grow this business. Valuations of the equity securities under management affect the fees earned thereon and trading volumes affect brokerage fees. Wintrust’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream, as evidenced by its acquisition of LFCM in February 2003.

Fees on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended September 30, 2003, these fees totaled $4.6 million, an increase of $776,000, or 20%, from the prior year third quarter. On a year-to-date basis these fees totaled $13.7 million and increased $6.0 million, or 77%, compared to the prior year period. Although these fees are a continuous source of revenue, these fees reflect elevated levels due to higher levels of mortgage origination volumes, particularly refinancing activity caused by the historically low level of mortgage interest rates. Barring any further reductions in mortgage interest rates, management anticipates that the level of refinancing activity may taper off significantly in the fourth quarter of 2003 as mortgage interest rates have increased recently.

Service charges on deposit accounts totaled $889,000 for the third quarter of 2003, an increase of $91,000, or 11%, when compared to the same quarter of 2002. On a year-to-date basis, service charges on deposit accounts totaled $2.6 million, an increase of $322,000, or 14%, compared to the same period of 2002. These increases were mainly due to a larger deposit base and a greater number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

The administrative services revenue contributed by Tricom added $1.0 million to total non-interest income in the third quarter of 2003, an increase of $78,000 compared to the third quarter of 2002. On a year-to-date basis, Tricom contributed $3.2 million to non-interest income, an increase of $484,000, or 18%, compared to the same period of 2002. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The increases in 2003 are primarily a result of the acquisition of a competitor’s customer base in January 2003 offset by lower fees due to competitive pressures in the industry. Tricom’s revenue has been negatively affected by the general slowdown in the United States economy and the reduction in the placement of temporary staffing individuals by Tricom’s customers. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

Fees from covered call option transactions in the third quarter of 2003 totaled $1.3 million, representing a decrease of $41,000, or 3.2%, compared to the third quarter of 2002. On a year-to-date basis, the Company has recognized $6.1 million in fees in 2003 from this activity compared to $3.7 million in 2002, an increase of $2.4 million, or 65%. During the first nine months of 2003, call option contracts were written against $1.6 billion of underlying securities, compared to $1.2 billion in the first nine months of last year. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. The

Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. Management has used the covered call option transactions as an integral part of its asset/liability management strategy, using the income from the covered call options to compensate for net interest margin compression. In the first nine months of both years, the Company wrote call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. The call option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at September 30, 2003, December 31, 2002 or September 30, 2002.

As a result of continued strong loan originations of premium finance receivables, Wintrust sold $62.9 million of premium finance receivables to an unrelated third party in the third quarter of 2003 and recognized gains totaling $1.2 million related to this activity, compared to the sale of $86.4 million of premium finance receivables and recognized gains of $656,000 in the third quarter of 2002. On a year-to-date basis, the Company recognized gains of $3.5 million in 2003 on sales of $194.9 million, compared to $2.2 million of gains in the same period of 2002 on sales of $222.4 million. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread ranged from 4.62% to 4.72% in the third quarter of 2003, compared to a range of 3.97% to 4.10% in the same quarter of 2002. For the first nine months of 2003 this spread ranged from 4.44% to 4.82%, compared to a range of 3.62% to 5.51% during the first nine months of 2002. The higher amount of gain recognized in the third quarter of 2003 compared to the prior year quarter, despite a lower volume of loans sold, was due to increased interest spreads, lower estimated credit losses and adjustments from clean-up calls during the periods. FIFC continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from the customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. In the third quarter of 2003, clean up calls resulted in increased gains of approximately $180,000 while clean up calls made during the third quarter of 2002 resulted in charges of approximately $277,000. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. During the first nine months of 2003 estimated credit losses were reduced to 0.50% from 0.75% in the first nine months of 2002. The decrease in estimated credit losses was a result of a lower level of charge-offs in recent quarters in the overall premium finance receivables portfolio (see “Allowance for Loan Losses” section later in this report for more detail). The average term of the loans was estimated at approximately eight months during the first nine months of 2003 and 2002. The applicable discount rate used in determining gains related to this activity in 2003 was unchanged from the discount rate used in 2002.

At September 30, 2003, premium finance loans sold and serviced for others for which we retain a recourse obligation related to credit losses totaled approximately $101.6 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At September 30, 2003, the remaining estimated recourse obligation carried in other liabilities is approximately $535,000.

Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first nine months of 2003 for premium finance receivables sold and serviced for others totaled $140,000. At September 30, 2003, non-performing loans related to this sold portfolio were approximately $1.6 million, or 1.61%, of the outstanding loans in the sold portfolio. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.

Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the third quarter of 2003, the ratio was approximately 89%. Consistent with Wintrust’s strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

During the third quarter of 2002, the Company purchased $41.1 million of Bank Owned Life Insurance (“BOLI”). The BOLI policies were purchased to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in the executives’ employment contracts. Adjustments to the cash surrender value of the BOLI policies are recorded as other non-interest income. Income from the BOLI contracts totaled $492,000 for the third quarter of 2003 and $309,000 for the third quarter of 2002. On a year-to-date basis income from the BOLI policies totaled $1.5 million in 2003 and $309,000 in 2002.

Non-interest Expense

Non-interest expense for the third quarter of 2003 totaled $31.8 million, an increase of $3.9 million, or 14%, from the third quarter 2002 total of $27.9 million. On a year-to-date basis non-interest expense totaled $91.3 million, an increase of $14.7 million, or 19%, compared to the same period of 2002. The increases in non-interest expense in the quarterly and year-to-date periods, particularly salaries and employee benefits, over the prior year periods reflect the continued growth and expansion of the Banks with additional branches, the growth in the premium finance business, the addition of LFCM in the first quarter of 2003 and the expansion of the Wayne Hummer Companies. Since September 30, 2002, total deposits and total loans have both increased 19%, requiring higher levels of staffing and resulting in an increase in other costs in order to both attract and service the larger customer base. Despite the increases in non-interest expense, the Company’s efficiency ratio improved to 64.23% for the first nine months of 2003, compared to 66.51% for the same period of 2002.

The following table presents non-interest expense by category for the three months ended September 30, 2003 and 2002:

	Three Months Ended
	September 30,
			$	%
(Dollars in thousands)	2003	2002	Change	Change

Salaries and employee benefits	$19,958	$16,863	$3,095	18.4%
Equipment	1,969	1,760	209	11.9
Occupancy, net	1,841	1,700	141	8.3
Data processing	1,114	1,073	41	3.8
Advertising and marketing	602	596	6	1.0
Professional fees	861	737	124	16.8
Amortization of other intangibles	150	120	30	25.0
Other:
Commissions — 3rd party brokers	571	564	7	1.2
Loan expenses	681	656	25	3.8
Postage	562	585	(23)	(3.9)
Miscellaneous	3,530	3,290	240	7.3

Total other	5,344	5,095	249	4.9

Total non-interest expense	$31,839	$27,944	$3,895	13.9%

The following table presents non-interest expense by category for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended
	September 30,
			$	%
(Dollars in thousands)	2003	2002	Change	Change

Salaries and employee benefits	$55,673	$45,625	$10,048	22.0%
Equipment	5,727	5,286	441	8.3
Occupancy, net	5,626	4,853	773	15.9
Data processing	3,193	3,129	64	2.0
Advertising and marketing	1,645	1,653	(8)	(0.5)
Professional fees	2,565	2,033	532	26.2
Amortization of other intangibles	448	237	211	89.0
Other:
Commissions — 3rd party brokers	2,224	1,716	508	29.6
Loan expenses	2,040	1,136	904	79.6
Postage	1,711	1,552	159	10.2
Miscellaneous	10,407	9,309	1,098	11.8

Total other	16,382	13,713	2,669	19.5

Total non-interest expense	$91,259	$76,529	$14,730	19.2%

Salaries and employee benefits totaled $20.0 million for the third quarter of 2003, an increase of $3.1 million, or 18%, as compared to the prior year’s third quarter total of $16.9 million. On a year-to-date basis salaries and employee benefits totaled $55.7 million, reflecting an increase of $10.0 million, or 22%, over the $45.6 million for the first nine months of 2002. These increases were primarily due to increases in salaries and employee benefit costs as a result of continued growth and expansion of the banking franchise, commissions associated with increased mortgage loan origination activity, normal annual increases in salaries and costs of employee benefits, and the salary and benefit costs of Lake Forest Capital Management Company which are included since February 1, 2003. The year-to-date increases are also impacted by one additional month of costs related to the Wayne Hummer Companies which are included since February 1, 2002.

All the other categories of non-interest expense, such as occupancy costs, equipment expense, data processing and other expense, taken together, increased $800,000, or 7.2%, in the third quarter of 2003 compared to the third quarter of 2002, and increased $4.7 million, or 15%, for the first nine months of 2003 compared to the first nine months of 2002. The increases in equipment and occupancy expenses are due primarily to the general growth and expansion of the banks and the acquisition of LFCM. Total deposits and total loans increased 19% from September 30, 2002 to September 30, 2003, requiring higher levels of staffing and increases in other costs in order to both attract and service the larger customer base. Professional fees reflect the additional audit and legal costs associated with a larger organization and Sarbanes-Oxley and Gramm-Leach-Bliley Act compliance. The increase in amortization of other intangibles is a result of higher levels of amortizable customer list intangibles attributable primarily to the acquisition of Lake Forest Capital Management Company. Commissions paid to third party brokers represent the commissions paid on higher levels of revenue generated by Focused Investments through its network of unaffiliated banks. Loan expenses reflect the higher volume of residential and commercial loans processed in 2003. Miscellaneous expense was impacted by the increased cost of insurance coverage due to market rate increases, the growth of the Company and the renewal of certain policies as a result of the expiration of three year policy terms at the end of 2002.

Income Taxes

The Company recorded income tax expense of $5.7 million for the three months ended September 30, 2003 compared to $3.6 million for the same period of 2002. On a year-to-date basis, income tax expense was $15.3 million in 2003 and $10.7 million in 2002. The effective tax rate was 36.0% for the first nine months of 2003 and 34.8% for the first nine months of 2002.

Operating Segment Results

As shown in Note 9 to the unaudited consolidated financial statements, the Company’s operations consist of five primary segments: banking, premium finance, indirect auto, Tricom and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for loan losses, non-interest income and operating expenses of its banking segment.

For the third quarter of 2003, the banking segment’s net interest income totaled $28.9 million, an increase of $6.3 million, or 28%, as compared to $22.6 million recorded in the same quarter of 2002. This increase was the direct result of earning asset growth, particularly in the loan portfolio. The banking segment’s non-interest income totaled $8.4 million for the third quarter of 2003 and increased $1.0 million, or 14%, when compared to the prior year quarterly total of $7.4 million. Contributing to this increase were a $776,000 increase in fees on mortgage loans sold and a $182,000 increase from BOLI. The banking segment’s after-tax profit for the quarter ended September 30, 2003, totaled $9.9 million, an increase of $2.1 million, or 27%, as compared to the prior year quarterly total of $7.8 million. On a year-to-date basis, net interest income totaled $78.2 million for the first nine months of 2003, an increase of $12.1 million, or 18%, as compared to the $66.1 million recorded last year. Non-interest income increased $10.8 million to $27.5 million in the first nine months of 2003. This increase was due primarily to a $6.0 million increase in fees on mortgage loans sold, a $2.4 million increase in premium income from certain covered call option transactions, a $594,000 increase in net securities gains, a $322,000 increase in service charges on deposit accounts due to a higher deposit base and a larger number of accounts at the banking subsidiaries and $1.2 million from BOLI. The banking segment’s after-tax profit for the nine months ended September 30, 2003, totaled $27.7 million, an increase of $6.7 million, or 32%, as compared to the prior year total of $21.0 million. The banking segment accounted for the majority of the Company’s total asset growth since September 30, 2002, increasing by $715 million.

Net interest income from the premium finance segment totaled $12.0 million for the quarter ended September 30, 2003, an increase of $3.3 million, or 39%, over the $8.6 million recorded in the same quarter of 2002. This improvement was due to an increase in average premium finance receivables of approximately 37%. Non-interest income (gains from the sale of premium finance receivables) for the three months ended September 30, 2003 totaled $1.2 million, compared to $656,000 in the same quarter of 2002. After-tax profit for the premium finance segment totaled $5.8 million for the three-month period ended September 30, 2003, an increase of $2.4 million, or 71%, over the same period of 2002. This increase was due to higher levels of premium finance receivables resulting from market increases in insurance premiums charged by insurance carriers and continued targeted marketing programs. On a year-to-date basis, net interest income totaled $32.4 million for the first nine months of 2003, an increase of $7.6 million, or 31%, as compared to the $24.8 million recorded last year. Non-interest income was essentially unchanged from the first nine months of 2002. However, the 2002 amount includes a $1.2 million recovery of a prior year charge and offsets a $1.2 million increase in gains on sales of premium finance receivables in 2003 compared to 2002. The premium finance segment’s after-tax profit for the nine months ended September 30, 2003, totaled $15.3 million, an increase of $4.5 million, or 41%, as compared to the prior year total of $10.8 million.

The indirect auto segment recorded $1.7 million of net interest income for the third quarter of 2003, a decrease of $300,000, or 15%, as compared to the 2002 quarterly total. Average outstanding loans decreased 10% in the third quarter of 2003, compared to the same quarter of 2002. After-tax segment profit totaled $605,000 for the three-month period ended September 30, 2003, a decrease of $311,000, or 34%, when compared to the same period of 2002. The decrease in this segment’s profitability was caused mainly by the lower volume of outstanding loans compared to the third quarter of 2002, contributing to the lower levels of net interest income. On a year-to-date basis, net interest income totaled $5.3 million for the first nine months of 2003, a decrease of $716,000, or 12%, as compared to the $6.1 million recorded last year. The indirect auto segment’s after-tax profit for the nine months ended September 30, 2003 totaled $1.8 million, a decrease of $619,000, or 25%, as compared to the prior year total of $2.5 million. Consistent with the after-tax profit contribution in the third quarter of 2003, year-to-date profitability was negatively impacted by lower volume of outstanding loans compared to the first nine months of the prior year. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to de-emphasize, in relation to other loan categories, growth in the indirect automobile loan portfolio.

The Tricom segment data reflects the net interest income, non-interest income and segment profit associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, that Tricom provides to its clients in the temporary staffing industry. The Tricom segment reported net interest income of $1.0 million for the third quarter of 2003, a decrease of $190,000, or 16%, compared to $1.2 million reported in the same period of 2002. Non-interest income was $1.0 million in the third quarter of 2003, an increase of $81,000, or 9%, compared to $940,000 in the third quarter of 2002. The increase in non-interest income in the third quarter of 2003 is primarily attributable to the acquisition of a competitor’s customer base in early January 2003 offset somewhat by lower fee yields due to competitive pressures in the industry. The segment’s after-tax profit was $449,000 in the third quarter of 2003, a decrease of $17,000, or 4%, as compared to the prior year third quarter of $466,000. On a year-to-date basis, net interest income totaled $2.8 million for the first nine months of 2003, a decrease of $424,000, or 13%, as compared to the $3.2 million recorded in the first nine months of 2002. Non-interest income increased $489,000 to $3.2 million in the first nine months of 2003. The Tricom segment’s after-tax profit for the nine months ended September 30, 2003, totaled $1.2 million, an increase of $15,000, or 1%, as compared to $1.2 million in the first nine months of 2002.

The wealth management segment reported net interest income of $1.4 million for the third quarter of 2003 compared to $1.2 million for the same period last year. The rise in net interest income reported is due to the net interest income allocated to the segment from increases in non-interest bearing and interest-bearing account balances on deposit at the Banks offset by the impact on net interest income from a decrease in segment’s earning assets, primarily the interest-bearing brokerage customer receivables at WHI. However, the contribution from net interest income was lower in the third quarter of 2003 compared to the second quarter of 2003 as the rate used to value the interest-bearing account balances on deposit at the Banks continued to decline in the third quarter while the average balance of these funds leveled off. This segment recorded non-interest income of $7.8 million for the third quarter of 2003 as compared to $7.1 for the same quarter of 2002, an increase of $751,000, or 11%. Non-interest income from the wealth management segment increased for the second consecutive quarter as a result of recent gains in the overall equity market as well as the Company’s continued efforts to grow this business. The wealth management segment recorded a $121,000 after-tax loss for the three-month period ended September 30, 2003, as compared to an after-tax gain of $35,000 for the same period of 2002. On a year-to-date basis, net interest income totaled $4.7 million for the first nine months of 2003, an increase of $2.2 million, or 85%, as compared to the $2.5 million recorded last year. This increase, on a year-to-date basis, is consistent with the net interest income contribution in the third quarter of 2003 compared to the prior year. Non-interest income increased $1.8 million to $21.2 million in the first nine months of 2003. The increase is attributable to higher levels of client trading revenues and the contribution from Lake Forest Capital Management Company. This segment’s after-tax loss for the nine months ended September 30, 2003, totaled $238,000, an increase of $44,000, or 23%, as compared to the prior year loss of $194,000.

FINANCIAL CONDITION

Total assets were $4.30 billion at September 30, 2003, reflecting an increase of $728,000, or 20%, over $3.58 billion at September 30, 2002. Total funding, which includes deposits, all notes and advances, including the Long-term Debt-Trust Preferred Securities, was $3.89 billion at September 30, 2003, an increase of $610 million, or 19%, over the September 30, 2002 balances. The increased funding was primarily utilized to fund growth in the loan portfolio of $465 million since September 30, 2002 and to provide liquidity to the Company on a temporary basis. See Notes 3-7 of the Company’s unaudited consolidated financial statements on pages 6-8 for additional period-end detail.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended

	September 30, 2003		June 30, 2003		September 30, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent

Loans:
Commercial and commercial real estate	$1,490,957	39%	$1,381,956	38%	$1,171,503	37%
Home equity	425,077	11	405,663	11	335,980	11
Residential real estate(1)	239,763	6	228,040	6	186,696	6
Premium finance receivables	673,800	18	589,373	16	491,486	16
Indirect auto loans	166,102	4	169,066	4	185,173	6
Tricom finance receivables	26,603	1	24,786	1	20,274	1
Consumer and other loans	55,496	1	57,844	2	61,127	2

Total loans, net of unearned income	$3,077,798	80%	$2,856,728	78%	$2,452,239	79%
Liquidity management assets(2)	723,382	19	756,598	21	611,355	19
Other earning assets(3)	35,740	1	40,162	1	56,836	2

Total average earning assets	$3,836,920	100%	$3,653,488	100%	$3,120,430	100%

Total average assets	$4,181,703		$3,971,542		$3,392,669

Total average earning assets to total average assets		92%		92%		92%

(1)	Includes mortgages held for sale

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the third quarter of 2003 increased $716 million, or 23%, compared to the third quarter of 2002, and $183 million, or 20% on an annualized basis, over the second quarter of 2003. The ratio of average earning assets to average total assets remained consistent at 92% for each of the quarterly periods shown in the above table.

Loan growth continued to fuel the Company’s earning asset growth in the third quarter of 2003. Total average loans in the third quarter of 2003 increased $221 million, or 31% on an annualized basis, over the second quarter of 2003. Average balances of commercial and commercial real estate loans increased 31%, home equity 19%, residential real estate 20%, and premium finance receivables 57%, all on an annualized basis, over the second quarter of 2003.

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

WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, WHI may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires the customer to deposit additional collateral or to reduce positions when necessary.

WHI’s customer financing and securities settlement activities require WHI to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, WHI may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. WHI attempts to control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, WHI establishes credit limits for such activities and monitors compliance on a daily basis.

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended

	September 30, 2003		September 30, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent

Loans:
Commercial and commercial real estate	$1,387,681	38%	$1,073,017	38%
Home equity	403,342	11	305,475	11
Residential real estate(1)	235,289	6	172,560	6
Premium finance receivables	604,127	16	445,814	16
Indirect auto loans	169,651	5	184,586	6
Tricom finance receivables	24,558	1	18,954	1
Consumer and other loans	56,669	2	61,651	2

Total loans, net of unearned income	$2,881,317	79%	$2,262,057	80%
Liquidity management assets(2)	731,383	20	517,856	18
Other earning assets(3)	38,943	1	57,663	2

Total average earning assets	$3,651,643	100%	$2,837,576	100%

Total average assets	$3,975,136		$3,068,189

Total average earning assets to total average assets		92%		92%

(1) Includes mortgages held for sale.

(2) Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.

(3) Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the nine months ended September 30, 2003 increased $814 million, or 29%, over the first nine months of 2002. The ratio of year-to-date average earning assets to year-to date average total assets was 92% for each of the nine month periods, consistent with this ratio on a quarterly basis as previously discussed. Loan growth fueled the Company’s year-to-date total earning asset growth in 2003. Total average loans during the first nine months of 2003 increased $619 million, or 27%, compared to the same period in the previous year. Average commercial and commercial real estate loans increased 29%, home equity loans 32%, residential real estate loans 36% and premium finance receivables 36% in the first nine months of 2003 compared to the first nine months of 2002.

Deposits

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended

	September 30, 2003		June 30, 2003		September 30, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent

Non-interest bearing	$330,593	10%	$312,096	9%	$274,325	10%
NOW	392,810	11	360,294	11	316,889	11
NOW — Brokerage customer deposits	268,670	8	257,709	8	152,723	5
Money market	441,199	12	422,351	13	374,147	13
Savings	161,434	5	157,775	5	136,551	5
Time certificate of deposits	1,868,332	54	1,789,970	54	1,559,234	56

Total average deposits	$3,463,038	100%	$3,300,195	100%	$2,813,869	100%

Total average deposits for the third quarter of 2003 were $3.46 billion, an increase of $649 million, or 23%, over the third quarter of 2002 and an increase of $163 million, or 20% on an annualized basis, over the second quarter of 2003. The percentage mix of average deposits for the third quarter of 2003 was relatively consistent with the deposit mix as of the prior period dates presented in the above table, with the exception of the NOW-Brokerage customer deposits, which was first introduced in the product line during the second quarter of 2002.

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook efforts to migrate funds from the money market mutual fund balances managed by Wayne Hummer Asset Management Company into FDIC-insured deposit accounts of the Wintrust Banks (“NOW-Brokerage customer deposits” in table above). Consistent with reasonable interest rate risk parameters, the funds will generally be invested in excess loan production of the Banks as well as other investments suitable for banks. NOW-Brokerage customer deposits totaled $260 million as of September 30, 2003. The migration of additional funds to the Banks is subject to the desire of the brokerage customers to make the transition of their funds into FDIC insured bank accounts, capital capacity of the Company and the availability of suitable investments in which to deploy the funds. The Company anticipates that additional funds will be transferred to the FDIC-insured deposit product offered by the Banks as the money market mutual fund managed by WHAMC is wound down in the near future. The money market mutual fund balance was $126 million at September 30, 2003, $164 million at December 31, 2002, and $224 million at September 30, 2002.

Other Funding Sources

Although deposits are the Company’s main source of funding its interest-earning asset growth, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, the Company uses several other funding sources to support the growth of its earning asset base. These sources include short-term borrowings, notes payable, FHLB advances, subordinated notes, trust preferred securities, the issuance of equity securities as well as the retention of earnings.

Average total interest-bearing funding, from sources other than deposits and including trust preferred securities, was $375 million in the third quarter of 2003, and increased by $69 million compared to the third quarter of 2002 average balance of $306 million. These funding sources increased by $31 million compared to the second quarter of 2003 average balance of $344 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended

	September 30,	June 30,	September 30,
(In thousands)	2003	2003	2002

Notes payable	$26,000	$30,994	$50,429
Federal Home Loan Bank advances	140,000	140,000	139,900
Federal funds purchased	36,662	17,545	3,318
Securities sold under repurchase agreements	27,548	21,666	21,665
Wayne Hummer Companies borrowings	14,349	17,328	34,366
Other	3,700	3,900	5,000
Subordinated notes	50,000	42,033	—
Long-term Debt — Trust Preferred Securities	76,816	70,830	51,050

Total average other funding sources	$375,075	$344,296	$305,728

During the second quarter of 2003, the Company borrowed an additional $25 million under a subordinated note agreement with an unaffiliated bank, resulting in $50 million of subordinated notes outstanding as of September 30, 2003. See Note 6 on page 8 for further information on this note. In connection with the issuance of this additional subordinated note, the Company renewed and amended its revolving loan agreement (“Agreement”) with an unaffiliated bank (notes payable in above table). The total amount of the Agreement was decreased by $24 million to $51 million, comprised of a $25 million revolving note that matures on May 1, 2004 and a $25 million revolving note that matures on February 27, 2006, and a $1 million note that matures on May 1, 2013.

In addition, during the second quarter of 2003, the Company issued $25 million of additional Trust Preferred Securities. See Note 7 on page 8 for further information on these securities.

Wintrust initiated borrowing from the Federal Home Loan Bank (“FHLB”) in 2001 and currently has $140 million of FHLB advances outstanding. The Company uses the funding resources available from the FHLB as part of its overall asset/liability and interest rate risk management process.

The Wayne Hummer Companies borrowings consist of demand obligations to third party banks primarily collateralized with customer assets to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations. The Wayne Hummer Companies borrowings are at rates approximating fed funds. The lower average balances in the second and third quarters of 2003, as compared to the third quarter of 2002, are a result of lower balances required to finance securities purchased by customers on margin.

Other represents the Company’s interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.

Shareholders’ Equity

Total shareholders’ equity was $300 million at September 30, 2003 and increased $82 million since September 30, 2002 and $73 million since the end of 2002. In September 2003, the Company issued 1,377,108 shares of common stock at a price of $35.80 per share through an underwritten public offering. The Company realized net proceeds, after issuance costs and the underwriters’ discount, from the issuance of these shares of approximately $46.1 million, or $33.50 per share. The net proceeds of this offering will be used to increase the capital at the Banks, to pursue growth opportunities (internal, additional de novo locations and possible acquisitions) and for general corporate purposes.

Other items contributing to the increase in shareholders’ equity from December 31, 2002, include the issuance of stock and warrants valued at approximately $3.5 million in connection with the acquisition of Lake Forest Capital Management, net income of $27.2 million and $4.7 million from the issuance of the Company’s common stock pursuant to various stock compensation plans, offset by a $5.8 million increase in the unrealized losses on securities and derivative financial instruments and $2.8 million of cash dividends paid on the Company’s common stock. The annualized return on average equity for the nine months ended September 30, 2003 was 14.92% as compared to 14.98% for the first nine months of 2002.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	December 31,	September 30,
	2003	2002	2002

Leverage ratio	8.4%	7.0%	7.2%
Tier 1 risk-based capital ratio	9.9	8.0	8.0
Total risk-based capital ratio	11.9	9.4	8.6
Dividend payout ratio	8.2	7.5	7.7

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized

Leverage ratio	3.0%	4.0%	5.0%
Tier 1 risk-based capital ratio	4.0	4.0	6.0
Total risk-based capital ratio	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated notes are the primary forms of capital that are considered as the Company evaluates its capital position.

Wintrust declared semi-annual cash dividends of $0.08 per common share on January 23, 2003 and July 24, 2003. The 2003 dividends represent a 33% increase over the semi-annual dividends of $0.06 per common share paid in 2002.

ASSET QUALITY

Allowance for Loan Losses

A reconciliation of the activity in the balance of the allowance for loan losses for the periods presented is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Dollars in thousands)	2003	2002	2003	2002

Balance at beginning of period	$21,310	$16,009	$18,390	$13,686
Provision for loan losses	2,909	2,504	8,402	7,335
Charge-offs:
Commercial and commercial real estate loans	623	379	1,434	782
Home equity loans	159	—	159	—
Residential real estate loans	—	3	—	3
Consumer and other loans	22	24	152	172
Premium finance receivables	652	1,034	2,142	2,878
Indirect automobile loans	227	165	757	640
Tricom finance receivables	—	1	—	10

Total charge-offs	1,683	1,606	4,644	4,485

Recoveries:
Commercial and commercial real estate loans	75	144	213	279
Home equity loans	—	—	—	—
Residential real estate loans	—	—	13	—
Consumer and other loans	8	3	32	15
Premium finance receivables	73	111	198	240
Indirect automobile loans	68	33	152	103
Tricom finance receivables	—	1	4	26

Total recoveries	224	292	612	663

Net charge-offs	(1,459)	(1,314)	(4,032)	(3,822)

Balance at September 30	$22,760	$17,199	$22,760	$17,199

Annualized net charge-offs as a percentage of average:
Commercial and commercial real estate loans	0.15%	0.08%	0.12%	0.06%
Home equity loans	0.15	—	0.05	—
Residential real estate loans	—	0.01	(0.01)	—
Consumer and other loans	0.10	0.14	0.28	0.34
Premium finance receivables	0.34	0.75	0.43	0.79
Indirect automobile loans	0.38	0.28	0.48	0.39
Tricom finance receivables	—	—	(0.02)	(0.11)

Total loans	0.19%	0.21%	0.19%	0.23%

Net charge-offs as a percentage of the provision for loan losses	50.15%	52.48%	47.99%	52.11%

Loans at September 30			$2,949,143	$2,483,892

Allowance as a percentage of loans at period-end			0.77%	0.69%

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Loan quality is continually monitored by management and is reviewed by the Banks’ Boards of Directors and their Credit Committees on a monthly basis. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. Management evaluates on a quarterly basis a variety of factors, including actual charge-offs during the period, historical loss experience, delinquent and other potential problem loans, and economic conditions and trends in the market area in assessing the adequacy of the allowance for loan losses.

The allowance for loan losses is maintained at a level believed adequate by management to cover losses inherent in the portfolio and is based on an assessment of individual problem loans, actual and anticipated loss experience and other pertinent factors. The allowance for loan losses consists of an allocated and unallocated component. The Company reviews potential problem loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial, commercial real estate, residential real estate, home equity, premium finance receivables, indirect automobile, Tricom finance receivables and consumer. The reserve percentages applied to these loan groups attempts to account for the inherent risk in the portfolio based upon various factors including industry concentration, geographical concentrations, local and national economic indicators, levels of delinquencies, historical loss experience, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors. The unallocated portion of the allowance for loan losses reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. Management believes the unallocated portion of the allowance for loan losses is necessary due to the imprecision inherent in estimating expected future credit losses. The amount of future additions to the allowance for loan losses will be dependent upon growth in the loan portfolio, amount of charge-offs, as well as the economy, changes in real estate values, interest rates, the regulatory environment, the level of past-due and non-performing loans, and other factors. (See “Past Due Loans and Non-performing Assets” below).

The provision for loan losses totaled $2.9 million for the third quarter of 2003, an increase of $405,000 compared to the third quarter of 2002. For the quarter ended September 30, 2003, net charge-offs totaled $1.5 million, an increase of $145,000 from the $1.3 million of net charge-offs recorded in the same period of 2002. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.19% in the third quarter of 2003 from 0.21% in the same period in 2002.

On a year-to-date basis, the provision for loan losses totaled $8.4 million for the first nine months of 2003, an increase of $1.1 million over the same period last year. Net charge-offs for the first nine months of 2003 were $4.0 million, and increased $210,000, or 5.5%, compared to the $3.8 million recorded in the same period last year. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.19% for the first nine months of 2003 from 0.23% in the first nine months of 2002.

The allowance for loan losses increased $4.4 million from December 31, 2002 to September 30, 2003. This increase relates to growth in the commercial and commercial real estate portfolio during this period of $116 million, or 12% on an annualized basis, and growth in the premium finance receivables portfolio of $217 million, or 63% on an annualized basis, as well as an increase in the performing loans on the Company’s Watch List from $34.2 million at December 31, 2002 to $37.8 million at September 30, 2003. The allowance for loan losses as a percentage of total loans was 0.77% at September 30, 2003 compared to 0.69% at September 30, 2002. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio has declined by $12 million, or 9% on an annualized basis, since December 31, 2002, and improvements have been realized in the delinquencies, underwriting standards and collection routines involving the indirect auto loan portfolio.

Past Due Loans and Non-performing Assets

The following table sets forth the Company’s non-performing assets as of the dates presented:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2003	2003	2002	2002

Past Due greater than 90 days and still accruing:
Residential real estate and home equity	$80	$61	$32	$306
Commercial, consumer and other	981	2,829	3,047	2,247
Premium finance receivables	3,210	2,673	2,198	2,170
Indirect automobile loans	294	324	423	384
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	4,565	5,887	5,700	5,107

Non-accrual loans:
Residential real estate and home equity	40	415	711	346
Commercial, consumer and other	3,190	2,543	1,132	1,430
Premium finance receivables	6,306	4,575	4,725	4,731
Indirect automobile loans	89	196	254	409
Tricom finance receivables	6	8	20	75

Total non-accrual	9,631	7,737	6,842	6,991

Total non-performing loans:
Residential real estate and home equity	120	476	743	652
Commercial, consumer and other	4,171	5,372	4,179	3,677
Premium finance receivables	9,516	7,248	6,923	6,901
Indirect automobile loans	383	520	677	793
Tricom finance receivables	6	8	20	75

Total non-performing loans	14,196	13,624	12,542	12,098

Other real estate owned	501	921	76	353

Total non-performing assets	$14,697	$14,545	$12,618	$12,451

Total non-performing loans by category as a percent of its own respective category:
Residential real estate and home equity	0.02%	0.09%	0.14%	0.13%
Commercial, consumer and other	0.28	0.35	0.30	0.28
Premium finance receivables	1.40	1.16	1.50	1.47
Indirect automobile loans	0.23	0.31	0.38	0.43
Tricom finance receivables	0.02	0.03	0.10	0.36

Total non-performing loans	0.48%	0.47%	0.49%	0.49%

Total non-performing assets as a percentage of total assets	0.34%	0.35%	0.34%	0.35%

Allowance for loan losses as a percentage of non-performing loans	160.33%	156.42%	146.63%	142.16%

The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Residential Real Estate, Commercial, Consumer and Other Loans

Total non-performing loans for Wintrust’s residential real estate, commercial, consumer and other loans were $4.3 million at September 30, 2003, unchanged from the level at September 30, 2002, and $1.6 million lower than the $5.8 million reported at June 30, 2003. These loans consist primarily of a small number of commercial, residential real estate and home equity loans, which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management to monitor the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of September 30, 2003 and 2002, and the amount of net charge-offs for the nine months then ended.

	September 30,	September 30,
(Dollars in thousands)	2003	2002

Non-performing premium finance receivables	$9,516	$6,901
- as a percent of premium finance receivables	1.40%	1.47%
Net charge-offs of premium finance receivables	$1,944	$2,638
- annualized as a percent of premium finance receivables	0.43%	0.79%

The level of non-performing premium finance receivables as a percent of total premium finance receivables at September 30, 2003, is down slightly from the prior year-end level but up compared to the level reported at June 30, 2003. As noted below, fluctuations in this category may occur due to the timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects such ratios will remain at relatively low levels.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $383,000 at September 30, 2003, decreasing from $677,000 at December 31, 2002 and from $793,000 at September 30, 2002. The ratio of these non-performing loans to total indirect automobile loans decreased to 0.23% of total indirect automobile loans at September 30, 2003 from 0.38% at December 31, 2002 and from 0.43% at September 30, 2002. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total average indirect automobile loans was 0.38% in the third quarter of 2003 and 0.28% in the third quarter of 2002. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to de-emphasize, in relation to other loan categories, growth in the indirect automobile loan portfolio. Indirect automobile loans at September 30, 2003 were $167 million, down $11.7 million from December 31, 2002, and $18.1 million, or 10%, from the September 30, 2002 level.

Potential Problem Loans

Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of “Past Due Loans and Non-performing Assets” in the previous section. Accordingly, at the periods presented in this report, the Company has no potential problem loans as defined by Securities and Exchange Commission regulations.

Credit Quality Review Procedures

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated to each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Watch List. The principal amount of loans on the Company’s Watch List (exclusive of those loans reported as non-performing) as of September 30, 2003, December 31, 2002 and September 30, 2002 were $37.8 million, $34.3 million and $40.1 million, respectively.

LIQUIDITY

Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The liquidity to meet the demand is provided by maturing assets, sales of premium finance receivables, liquid assets that can be converted to cash, and the ability to attract funds from external sources. Liquid assets refer to federal funds sold and to marketable, unpledged securities, which can be quickly sold without material loss of principal.

Please refer to the Interest-Earning Assets, Deposits, Other Funding Sources and Shareholders’ Equity discussions of this report for additional information regarding the Company’s liquidity position.

INFLATION

A banking organization’s assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company’s asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See “Quantitative and Qualitative Disclosure About Market Risks” section of this report.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or the acquisition of banks, specialty finance or fee-related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•	The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of wealth management services through the Company’s acquisition of the Wayne Hummer Companies in 2002 and Lake Forest Capital Management in 2003 will depend on the successful integration of these businesses.

•	The Company’s success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.

•	Although management believes the allowance for loan losses is adequate to absorb losses inherent in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.

•	If market interest rates should move contrary to the Company’s gap position on interest earning assets and interest bearing liabilities, the “gap” will work against the Company and its net interest income may be negatively affected.

•	The financial services business is highly competitive which may affect the pricing of the Company’s loan and deposit products as well as its services.

•	The Company may not be able to successfully adapt to technological changes to compete effectively in the marketplace.

•	Future events may cause slower than anticipated development and growth of the Tricom business should the temporary staffing industry experience continued slowness.

•	Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company’s ability to successfully pursue acquisition and expansion strategies.

•	The conditions in the financial services markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.

•	Unexpected difficulties or unanticipated developments related to the integration of Advantage National Bancorp, Inc.

•	Unexpected difficulties or unanticipated developments related to the pending acquisition of Village Bancorp, Inc. and the pending organization of the Company’s next de novo bank planned for the Beverly neighborhood of Chicago.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset-liability management policies are established and monitored by management in conjunction with the boards of directors of the Banks, subject to general oversight by the Company’s Board of Directors. The policy establishes guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.

Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income is identified, management then would take appropriate actions with its asset-liability structure to counter these potentially adverse situations. Please refer to the “Net Interest Income” section of this report for further discussion of the net interest margin.

Since the Company’s primary source of interest bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Company operates. The rates, terms and interest rate indices of the Company’s interest earning assets result primarily from the Company’s strategy of investing in loans and short-term securities that permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving an acceptable interest rate spread.

The Company’s exposure to interest rate risk is reviewed on a regular basis by management and the Risk Management Committees of the Boards of Directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income. Tools used by management include a standard gap analysis and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates, and conversely, a higher level of repricing liabilities versus assets would be beneficial in a declining rate environment.

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

While the gap position and related ratios illustrated in the following table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time.

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of September 30, 2003:

	Time to Maturity or Repricing

	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$147,718	$—	$—	$—	$147,718
Interest-bearing deposits with banks	5,535	—	—	—	5,535
Available-for-sale securities	188,193	113,313	250,035	162,871	714,412

Total liquidity management assets	341,446	113,313	250,035	162,871	867,665
Loans, net of unearned income(1)	1,987,946	557,823	428,325	40,289	3,014,383
Other earning assets	36,800	—	—	—	36,800

Total earning assets	2,366,192	671,136	678,360	203,160	3,918,848
Other non-earning assets	—	—	—	386,029	386,029

Total assets (RSA)	$2,366,192	$671,136	$678,360	$589,189	$4,304,877

Liabilities and Shareholders’ Equity:
Interest-bearing deposits(2)	$1,678,888	$812,930	$684,348	$20,492	$3,196,658
Federal Home Loan Bank advances	—	30,000	93,000	17,000	140,000
Notes payable and other borrowings	90,098	—	—	—	90,098
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt — Trust Preferred Securities	25,774	—	—	50,738	76,512

Total interest-bearing liabilities	1,844,760	842,930	777,348	88,230	3,553,268
Demand deposits	—	—	—	332,538	332,538
Other liabilities	—	—	—	119,197	119,197
Shareholders’ equity	—	—	—	299,874	299,874
Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(50,000)	25,000	—	25,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$1,825,810	$867,930	$777,348	$833,789	$4,304,877

Re-pricing gap (RSA — RSL)	$540,382	$(196,794)	$(98,988)	$(244,600)
Cumulative re-pricing gap	$540,382	$343,588	$244,600	$—
Cumulative RSA/Cumulative RSL	130%	113%	107%
Cumulative RSA/Total assets	55%	71%	86%
Cumulative RSL/Total assets	42%	63%	81%
Cumulative gap/Total assets	13%	8%	6%
Cumulative gap/Cumulative RSA	23%	11%	7%

(1) Loans, net of unearned income, include mortgages held for sale and non-accrual loans.
(2) Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.

Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at September 30, 2003, December 31, 2002 and September 30, 2002, is as follows:

	% Change in net interest income due to an immediate shift in the yield curve

	+ 200 Basis Points	- 200 Basis Points

September 30, 2003	11.6%	(31.1)%
December 31, 2002	7.5%	(26.4)%
September 30, 2002	15.7%	(26.1)%

Due to the low rate environment, the 200 basis point immediate permanent downward parallel shift in the yield curve can impact a majority of rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits may already be at their floor, or reprice significantly less than 200 basis points. This compression causes the results in a 200 basis point immediate permanent downward parallel shift in the yield curve to reflect a larger decrease in net interest income for all periods shown.

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

As the table shows, management has positioned the balance sheet so that the Company benefits from a rise in interest rates and believes this is a prudent position. Until a rise in rates occurs, the Company is fortunate that its business strategy provides a solid base to grow the deposit and loan portfolios. This growth in the balance sheet has helped fuel earnings growth despite the lower net interest margins. The Company also mitigates the net interest margin pressure by realizing fees from a strong residential real estate market and from covered call option transactions which in effect compensate for reduced levels of net interest income. Management actively monitors the relationships between growth, net interest income and other income to provide for earnings growth in a challenging interest rate environment.

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During 2001, the Company entered into a $25 million notional principal amount interest rate swap contract that matures in February 2004. This contract effectively converts a portion of the Company’s floating-rate notes payable to a fixed-rate basis, thus reducing the impact of rising interest rates on future interest expense. During the fourth quarter of 2002, the Company completed a $25 million variable rate subordinated debt agreement with an unaffiliated bank that qualifies as Tier II regulatory capital. The Company also entered into two interest rate swap contracts in the fourth quarter of 2002. A $25 million notional principal amount swap was entered into to convert the newly issued subordinated note from variable-rate to fixed-rate. The swap matures in 2012, and the notional principal amount is reduced $5 million annually, beginning in 2008, to match the principal reductions on the subordinated note. Additionally, a $31.05 million interest rate swap contract was entered into to convert the Company’s 9% Trust Preferred Securities from fixed-rate to variable-rate. This swap has a termination date of September 30, 2028, and provides the counterparty with a call option on any date on or after September 30, 2003. The call option in the swap coincides with the Company’s call option in the trust preferred securities. As of September 30, 2003, neither swap counterparty nor the Company exercised its call options on the swap and trust preferred securities, respectively. All of the Company’s interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133.

During the third quarter of 2003, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors), to mitigate the effects of an asset-sensitive balance sheet in a falling rate environment and increase the total return associated with the related securities. Although the revenue from these covered call option transactions is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these transactions contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no call options outstanding as of September 30, 2003.

ITEM 4
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

PART II — Other Information

Item 1: Legal Proceedings.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

Item 2: Changes in Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

None.

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended March 31, 2003).

4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).

4.2	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

-	Form 8-K report furnished to the SEC on July 2, 2003, announced the signing of a definitive agreement to acquire Advantage National Bancorp, Inc.

-	Form 8-K report filed with the SEC on July 17, 2003, provided the Company’s second quarter 2003 earnings release dated July 17, 2003.

-	Form 8-K report furnished to the SEC on August 7, 2003, announced the signing of a definitive agreement to acquire Village Bancorp, Inc.

-	Form 8-K report furnished to the SEC on August 15, 2003, provided the Company’s letter to shareholders mailed in August 2003, including a copy of the Company’s second quarter earnings release dated July 17, 2003.

-	Form 8-K report furnished to the SEC on September 2, 2003, announced the Company’s plans to offer 1.0 million shares of common stock for sale in an underwritten public offering.

-	Form 8-K report furnished to the SEC on September 19, 2003, announced the closing of an underwritten offering of 1,197,468 shares of common stock.

-	Form 8-K report furnished to the SEC on September 26, 2003, announced the closing of the sale of 179,622 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2003	/s/ DAVID L. STOEHR Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended March 31, 2003).

4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities Exchange Commission on August 28, 1998).

4.2	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.