Form 10-K
period 2003-12-31
WINTRUST FINANCIAL CORP
filed 2004-03-15
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes   No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $29.79, as reported by the Nasdaq National Market, was $485,936,491.

As of March 5, 2004, the registrant had 20,192,100 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2003, which is included as Exhibit 13.1 to this Form 10-K, are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 27, 2004 are incorporated by reference into Part III.

* including Preferred Share Purchase Rights related thereto

PART I

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois corporation (the “Company”), is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $4.7 billion at December 31, 2003. The Company engages in the business of providing traditional community banking services, trust and investment services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.

The Company provides community-oriented, personal and commercial banking services to customers located predominantly in affluent suburbs of Chicago, Illinois through its nine wholly-owned banking subsidiaries (collectively, “Banks”), all of which started as de novo (i.e., started new) institutions within the last thirteen years. The Banks are Lake Forest Bank and Trust Company (“Lake Forest Bank”), Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Barrington Bank and Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Advantage National Bank (“Advantage Bank”) and Village Bank & Trust Company (“Village Bank”). Advantage Bank and Village Bank were acquired by the Company on October 1, 2003 and December 5, 2003, respectively. The Company is organizing its tenth bank subsidiary, Beverly Bank & Trust Company, N.A. (in organization), which is expected to begin operations in late March or early April 2004.

The Company provides a full range of wealth management services through four separate subsidiaries, including Wayne Hummer Trust Company, N.A. (“WHTC”), Wayne Hummer Investments, LLC (“WHI”), a registered broker-dealer and subsidiary of North Shore Bank, Wayne Hummer Asset Management Company (“WHAMC”), a registered investment advisor, and Focused Investments, LLC, a broker-dealer and subsidiary of WHI. The Company acquired WHI and WHAMC in February 2002.

The Company provides financing for the payment of commercial insurance premiums (“premium finance receivables”), on a national basis, through First Insurance Funding Corporation (“FIFC”), a wholly-owned subsidiary of Crabtree Capital Corporation (“Crabtree”) which is a wholly-owned subsidiary of Lake Forest Bank, and short-term accounts receivable financing (“Tricom finance receivables”) and out-sourced administrative services, such as data processing of payrolls, billing and cash management services to clients in the temporary staffing industry located throughout the United States, through Tricom, Inc. of Milwaukee (“Tricom”), a wholly-owned subsidiary of Hinsdale Bank.

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

Additional information regarding the Company’s business and strategies is included in the “Management’s Discussion and Analysis” section of the 2003 Annual Report to Shareholders, which is filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference and constitutes a part of this report.

Community Banking

The Company provides banking and financial services to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the Banks’ local service areas. These services include traditional demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The Banks offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

Each of the Banks was founded as a de novo banking organization within the last thirteen years. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. In 1994, Lake Forest Bank opened a branch office in Lake Bluff. In early 2000 Lake Forest Bank opened a branch in Highwood to serve the Highwood-Fort Sheridan communities, and in 2002, Lake Forest Bank opened a branch in Highland Park. In 1993, Hinsdale Bank was opened to service the communities of Hinsdale and Burr Ridge. Hinsdale Bank established branch facilities in Clarendon Hills and Western Springs in 1996 and 1997, respectively. In early 2002, Hinsdale Bank opened a branch in Riverside, and in March 2004 opened a branch in Downers Grove. In 1994, North Shore Bank was started in order to service Wilmette and Kenilworth. North Shore Bank opened branch facilities in Glencoe during 1995 and 1998, in Winnetka during 1996 to service Winnetka and Northfield, and in Skokie during 1999. In 1995, Libertyville Bank was opened to service Libertyville, Vernon Hills and Mundelein. Libertyville Bank opened a branch facility in south Libertyville during 1998 to service south Libertyville and Vernon Hills and in Wauconda during 2000. In December 1996, Barrington Bank was opened to service the greater Barrington/Inverness areas and, in September 2001, Barrington Bank established a branch facility in Hoffman Estates. In December 1997, Crystal Lake Bank was opened to serve the Crystal Lake/Cary communities, and in 1999 Crystal Lake Bank opened two new branch facilities in Crystal Lake. In February 2001, Crystal Lake Bank opened a branch facility in McHenry, and in early 2003 Crystal Lake Bank opened a branch facility in Cary. In November 2000, Northbrook Bank opened to serve the Northbrook, Glenview and Deerfield communities. In October and December 2003, the Company acquired two bank holding companies and their subsidiary banks, Advantage Bancorp, Inc., and its subsidiary Advantage Bank, and Village Bancorp, Inc., parent company of Village Bank, respectively. Both of these banks are community-oriented institutions with locations that service the northwest suburbs of Chicago, and both began operations similar to the banks organized by Wintrust. Advantage Bank began operations in January 2001 in Elk Grove Village and opened a branch in

Roselle at the same time. Village Bank began operations in May 1995 in Prospect Heights and in February 2000, opened a branch in Arlington Heights and subsequently designated its main office as the Arlington Heights location. In late March or early April 2004, the Company plans to open its tenth bank subsidiary, Beverly Bank & Trust Company, N.A. (in organization), which will be located on the southwest side of Chicago to service the Beverly Hills/Morgan Park communities as well as the surrounding communities of Evergreen Park and Merrionette Park. All Banks are insured by the Federal Deposit Insurance Company (“FDIC”) and are subject to regulation, supervision and regular examination by the Illinois Office of Banks and Real Estate, the Federal Reserve Bank and/or the Office of the Comptroller of Currency (“OCC”).

Wealth Management Activities

The Company offers trust and investment management services in the communities served by the Banks through its trust company subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”). In addition to offering services to customers of the Banks, WHTC targets small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by its experienced trust professionals. Assets under administration and/or management by WHTC as of December 31, 2003 were approximately $578 million. WHTC is subject to regulation, supervision and regular examination by the OCC.

To expand its asset management business and to enter into the securities brokerage business, in February 2002, the Company acquired Wayne Hummer Investments, LLC, (“WHI”), a registered broker-dealer, Wayne Hummer Asset Management Company, (“WHAMC”), a registered investment adviser, and Focused Investments LLC, (“FI”), a broker-dealer and wholly-owned subsidiary of WHI, each based in Chicago. WHI, WHAMC and FI are collectively referred to as the Wayne Hummer Companies. The acquisition has enabled the Company to augment its fee-based revenue and to diversify its revenue stream by adding brokerage services as well as offering traditional banking products to the customers of the Wayne Hummer Companies. To further expand the Company’s wealth management business in the Chicago metropolitan area, on February 4, 2003, the Company acquired Lake Forest Capital Management Company, a registered investment adviser with approximately $300 million of assets under management upon acquisition. Lake Forest Capital was merged into WHAMC.

Through WHI, the Company provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI client assets were approximately $4.7 billion at December 31, 2003. FI provides a full range of investment services to clients through a network of community-based financial institutions primarily in Illinois. WHAMC provides money management services and advisory services to individual and institutional accounts, as well as its proprietary mutual funds, and also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC had approximately $983 million of assets under management at December 31, 2003.

Specialty Lending

FIFC commenced operations ten years ago and is headquartered in Northbrook, Illinois. Through FIFC the Company makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the nation. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. During 2003, FIFC originated approximately $2.3 billion of premium finance receivables. The majority of these loans were purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. Since the second quarter of 1999, the Company has also been selling some of the loan originations to an unrelated third party with servicing retained. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.

Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company’s strategy to pursue specialty lending niches. It is located in Milwaukee, Wisconsin and has been in business over twelve years. Through Tricom, the Company provides high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2003, Tricom processed payrolls with associated client billings of approximately $305 million.

The Company also engages in several specialty lending areas within the Banks. Hinsdale Bank operates an indirect auto lending program which originates new and used automobile loans that are purchased by all of the Banks. The loans are generated through a network of automobile dealers located in the Chicago area with which Hinsdale Bank has established relationships. The indirect automobile loans are secured by new and used vehicles and are diversified among many individual borrowers. Like other consumer loans, the indirect auto loans are subject to the Banks’ established credit standards. We regard substantially all of these loans as prime quality loans. Management continually monitors the dealer relationships to deter third party fraud, and the Banks are not dependent on any one dealer as a source of such loans. At December 31, 2003, our indirect auto loans were $174 million and comprised approximately 5% of our loan portfolio. Management is not pursuing growth in this segment and anticipates that this portfolio will comprise a smaller portion of the net loan portfolio in the future. Other specialty lending conducted through the Banks include Lake Forest Bank’s equipment leasing program, Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending.

Competition

The Company competes in the commercial banking industry through the Banks in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete directly in Cook, DuPage, Lake and McHenry counties with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Banks have developed a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as imposed on financial holding companies, Illinois banking corporations and national banking associations. In addition, the larger banking organizations have significantly greater resources than those available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services.

FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Some of FIFC’s competitors are larger and have greater financial and other resources and are better known than FIFC. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely purchase of qualifying contracts. FIFC believes that its commitment to account service also distinguishes it from its competitors. It is FIFC’s policy to notify the insurance agent when an insured is in default and to assist in collection, if requested by the agent. To the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company’s operations could be adversely affected. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.

The Company’s wealth management companies (WHTC, WHI, WHAMC and FI) compete with more established wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. The Company believes it can successfully compete for trust, asset management and brokerage business by offering personalized attention and customer service to small to mid-size businesses and affluent individuals. The Company continues to recruit and hire experienced professionals from the more established Chicago area trust and asset management companies, which is expected to help in attracting new customer relationships. There can be no assurances, however, that WHTC, WHI, WHAMC and FI will be successful in establishing themselves as a preferred alternative to the larger trust and asset management companies.

Tricom competes with numerous other firms, including a small number of similar niche finance companies and payroll processing firms, as well as various finance companies, banks and other lending institutions. Tricom management believes that its commitment to service distinguishes itself from competitors. To the extent that other finance companies, financial institutions and payroll processing firms add greater programs and services to their existing businesses, Tricom’s operations could be adversely affected. There can be no assurance that Tricom will be able to continue to compete successfully in its markets.

Employees

At December 31, 2003, the Company and its subsidiaries employed a total of 929 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

Available Information

The Company’s internet address is www.wintrust.com. The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.

Forward-looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•	The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded wealth management services. De novo banks typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of wealth management services through the Company’s acquisition of the Wayne Hummer Companies in 2002 and Lake Forest Capital Management in 2003 will depend on the successful integration of these businesses.

•	The Company’s success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.

•	Although management believes the allowance for loan losses is adequate to absorb losses inherent in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.

•	If market interest rates should move contrary to the Company’s gap position on interest earning assets and interest bearing liabilities, the “gap” will work against the Company and its net interest income may be negatively affected.

•	The financial services business is highly competitive which may affect the pricing of the Company’s loan and deposit products as well as its services.

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace.

•	Future events may cause slower than anticipated development and growth of the Tricom business should the temporary staffing industry experience continued slowness.

•	Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company’s ability to successfully pursue acquisition and expansion strategies.

•	The conditions in the financial markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.

•	Unexpected difficulties or unanticipated developments related to the integration of Advantage National Bancorp, Inc. and Village Bancorp, Inc.

•	Unexpected difficulties or unanticipated developments related to the opening of the Company’s next de novo bank planned for the Beverly neighborhood of Chicago in late March or early April 2004.

Supervision and Regulation

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

Bank Holding Company Regulation

In connection with its acquisition of the Wayne Hummer Companies, in early 2002 the Company became a “financial holding company” as provided in the Gramm-Leach-Bliley Act (the “GLB Act”). The GLB Act, enacted in November 1999, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Under the GLB Act, bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. Banking subsidiaries of financial holding companies are required to be “well capitalized” and “well-managed” as defined in the applicable regulatory standards. If these conditions are not maintained, and the financial holding company fails to correct any deficiency within 180 days, the Federal Reserve may require the Company to either divest control of its banking subsidiaries or, at the election of the Company, cease to engage in any activities not permissible for a bank holding company.

The Company continues to be subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act, as amended by the GLB Act, and the regulations issued thereunder, are collectively the “BHC Act”). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks and the Company’s other subsidiaries.

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

Under the BHC Act and Federal Reserve regulations, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, the Banks may not condition a customer’s purchase of services on the purchase of other services from any of the Banks or other subsidiaries of the Company.

Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s stock may be required to obtain the prior approval of the Commissioner of the Illinois Office of Banks and Real Estate (the “Illinois Commissioner”). Similarly, under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring control of 10% or more of any class of the Company’s outstanding stock.

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to its subsidiaries, and to commit resources to support the subsidiaries. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 capital, or “core” capital, consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock

(including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and specified intangible assets (“Tier 1 Capital”). Tier 2 capital, or “supplementary” capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock.

Under the Federal Reserve’s capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total assets of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 Capital to total assets is 4%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio (Tier 1 capital to average quarterly assets) in evaluating proposals for expansion or new activities.

In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing growth, whether internally or through acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

As of December 31, 2003, the Company’s total capital to risk-weighted assets ratio was 12.1%, its Tier 1 Capital to risk-weighted asset ratio was 10.2% and its leverage ratio was 8.9%.

Dividend Limitations. Because the Company’s consolidated net income consists largely of net income of the Banks and its non-bank subsidiaries, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company, the Banks and its non-bank subsidiaries. (See Part II, Item 5 for further discussion of dividend limitations.)

Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company’s net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by bank holding companies.

Illinois law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major potential source of the Company’s revenue is dividends the Company expects to receive from the Banks, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay dividends to the Company.

Bank Regulation

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Northbrook Bank and Village Bank are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois Commissioner. As an affiliate of these Banks, the Company is also subject to examination by the Illinois Commissioner. Barrington Bank, Crystal Lake Bank, Advantage Bank and WHTC are federally-chartered and are subject to supervision and examination by the Office of the Comptroller of the Currency (“OCC”) pursuant to the National Bank Act and regulations promulgated thereunder. Beverly Bank & Trust Company, N.A. (in organization) will also be subject to supervision and examination by the OCC. Each of the Banks and WHTC are members of the Federal Reserve Bank and, as such, is also subject to examination by the Federal Reserve.

The deposits of the Banks are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (the “FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve Bank in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank and Village Bank, or the OCC, in the case of Barrington Bank, Crystal Lake Bank and Advantage Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The FDIC also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.

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

Capital Requirements. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well-capitalized”, “adequately-capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. As of December 31, 2003, each of the Company’s Banks was categorized as “well-capitalized.” Because the Company is designated as a financial holding company, each of the Banks is required to maintain capital ratios at or above the “well-capitalized” levels.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators, including the Federal Reserve, the OCC and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

Dividends. As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank and Village Bank may not pay dividends in an amount greater than their current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Banks and WHTC, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Similarly, as national associations supervised by the OCC, Barrington Bank, Crystal Lake Bank, Advantage Bank and WHTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

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

Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The Federal Reserve, the OCC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

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

In addition, the Federal Reserve, OCC, FDIC and other federal banking agencies adopted a final rule, which modified the risk-based capital standards, to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve, the OCC and the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. The Federal Reserve, the FDIC, the OCC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks’ examiners will be incorporated into the banks’ overall risk management rating and used to determine the effectiveness of management.

Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the Bank Insurance Fund (“BIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An “adequately capitalized” institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered “undercapitalized” if it does not meet the definition of “well capitalized” or “adequately capitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates are applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

During 2003, the Banks paid deposit insurance premiums in the aggregate amount of $504,000.

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

Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves on the first $42.1 million of transaction accounts plus 10.0% on the remainder. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received a “satisfactory” rating from either the Federal Reserve or OCC on their most recent CRA performance evaluations. Because the Company is a financial holding company, failure of any of the Banks to maintain “satisfactory” CRA ratings could restrict further expansion of the Company’s or the Banks’ activities.

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

Compliance with Consumer Protection Laws. The Banks are also subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to meet the credit needs of their communities;

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies are allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, banks are permitted, under certain circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Broker-Dealer and Investment Adviser Regulation

The broker-dealers and investment advisers are subject to extensive regulation under federal and state securities laws. These firms are required to be registered with the Securities and Exchange Commission, although much of their regulation and examination has been delegated to self-regulatory organizations (“SROs”) that the SEC oversees, including the National Association of Securities Dealers and the national securities exchanges. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. These businesses are also subject to regulation by state securities commissions in states where they conduct business.

As a result of federal and state registrations and SRO memberships, the Wayne Hummer Companies are subject to over-lapping schemes of regulation which cover all aspects of their securities businesses. Such regulations cover, among other things, matters including minimum net capital requirements; uses and safekeeping of clients’ funds; recordkeeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions, limitations on the amounts and types of fees and commissions that may be charged to customers, and the timing of proprietary trading in relation to customers’ trades; affiliate transactions; and mutual fund management. The principal purpose of regulation and discipline of investment firms is the protection of customers and the securities markets rather than the protection of creditors and stockholders of investment firms.

Monetary Policy and Economic Conditions

The earnings of banks and bank holding companies are affected by general economic conditions and also by the credit policies of the Federal Reserve. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds obtainable for lending or investing.

The Federal Reserve’s monetary policies have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Banks and their respective holding company cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on their business and earnings.

Supplemental Statistical Data

The following statistical information and the statistical information on pages 3, 69 and 70 of the 2003 Annual Report to Shareholders are provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosures by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in its 2003 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

Investment Securities Portfolio

The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
U.S. Treasury	$54,930	34,022	3,048
U.S. Government agencies	309,728	140,752	152,185
Municipal	11,364	6,467	6,686
Corporate notes and other debt	35,408	38,952	22,855
Mortgage-backed	393,239	270,962	181,425
Federal Reserve/FHLB Stock and other equity securities	102,212	56,524	19,151

Total available-for-sale securities	$906,881	547,679	385,350

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2003 and 2002, are included by reference to Note 3 to the Consolidated Financial Statements included in the 2003 Annual Report to Shareholders, which is incorporated herein by reference. All of the Company’s securities, for all periods shown, are classified as available-for-sale. Maturities of available-for-sale securities as of December 31, 2003, by maturity distribution, are as follows (in thousands):

						Federal
						Reserve /
		From	From		Mortgage	FHLB
	Within	1 to 5	5 to 10	After	backed	stock and
	1 year	years	years	10 years	securities	other equities	Total
U.S. Treasury	$3,523	7,360	44,047	—	—	—	54,930
U.S. Government agencies	1,121	292,315	16,292	—	—	—	309,728
Municipal	1,511	4,828	3,739	1,286	—	—	11,364
Corporate notes and other debt	15,047	—	538	19,823	—	—	35,408
Mortgage-backed (1)	—	—	—	—	393,239	—	393,239
Federal Reserve/FHLB Stock and other equity securities(2)	—	—	—	—	—	102,212	102,212

Total available-for-sale securities	$21,202	304,503	64,616	21,109	393,239	102,212	906,881

(1) The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

(2) Includes stock of the Federal Reserve Bank, the Federal Home Loan Bank and other equity securities.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2003.

	Within 1	From 1 to 5	From 5 to 10	After 10	backed	Equity
	year	years	years	years	securities	securities	Total
U.S. Treasury	1.54%	1.79%	3.62%	—	—	—	3.25%
U.S. Government agencies	3.32%	2.13%	4.58%	—	—	—	2.26%
Municipal	2.51%	5.28%	4.57%	5.50%	—	—	4.70%
Corporate notes and other debt	2.21%	—	8.15%	1.86%	—	—	2.11%
Mortgage-backed (1)	—	—	—	—	4.76%	—	4.76%
Federal Reserve/FHLB Stock
and other equity securities (2)	—	—	—	—	—	4.72%	4.72%

Total available-for-sale securities	2.18%	2.17%	3.95%	2.09%	4.76%	4.72%	3.72%

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

(2)	Includes stock of the Federal Reserve Bank, the Federal Home Loan Bank and other equity securities.

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

	2003		2002		2001		2000		1999
		% of		%of		% of		%of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial and commercial real estate	$1,648,022	50%	1,320,598	52	1,007,580	50	647,947	42	485,776	38
Home equity	466,812	14	365,521	14	261,049	13	179,168	12	139,194	11
Residential real estate	173,625	5	156,213	6	140,041	7	131,495	9	102,903	8
Premium finance receivables	746,895	23	461,614	18	348,163	17	313,066	20	219,341	17
Indirect auto loans	174,071	5	178,234	7	184,209	9	203,571	13	255,410	20
Tricom finance receivables	25,024	1	21,048	1	18,280	1	20,354	1	17,577	1
Consumer and other loans	63,345	2	52,858	2	59,157	3	51,995	3	49,925	4

Total loans, net of unearned income	$3,297,794	100%	2,556,086	100	2,018,479	100	1,547,596	100	1,270,126	100

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. This category also includes certain commercial equipment leases. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Equipment loans and leases are generally fully amortized over 24 to 60 months and secured by titles and/or U.C.C. filings. Working capital lines are generally renewable annually and supported by business assets, personal guarantees and, oftentimes, additional collateral. Also included in this category are loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program and small aircraft financing, an earning asset niche developed at Crystal Lake Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. The vast majority of commercial loans are made within the Banks’ immediate market areas. The increase in this loan category can be attributed to additional banking facilities, an emphasis on business development calling programs, recruitment of additional experienced lending officers and superior servicing of existing commercial loan customers which has increased referrals.

In addition to the home mortgages originated by the Banks, the Company participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage brokers to finance residential mortgages originated by such brokers for sale into the secondary market. The Company’s loans to the mortgage brokers are secured by the business assets of the mortgage companies as well as the underlying mortgages, the majority of which are funded by the Company on a loan-by-loan basis after they have been pre-approved for purchase by third party end lenders who forward payment directly to the Company upon their acceptance of final loan documentation. In addition, the Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage brokers desire to competitively bid a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. The Company has developed strong relationships with a number of mortgage brokers and is seeking to expand its customer base for this specialty business.

Home equity loans. The Company’s home equity loan products are generally structured as lines of credit secured by first or second position mortgage liens on the underlying property with loan-to-value ratios not exceeding 85%, including prior liens, if any. The Banks’ home equity loans feature competitive rate structures and fee arrangements. In addition, the Banks periodically offer promotional home equity loan products as part of their marketing strategy often featuring lower introductory rates.

Residential real estate mortgages. The residential real estate category predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago metropolitan area or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. However, the Banks do accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks’ own portfolios. A portion of the loans sold by the Banks into the secondary market were sold to the Federal National Mortgage Association (“FNMA”) with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2003 and 2002 was $285 million and $239 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

Premium finance receivables. The Company originates premium finance receivables through FIFC. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. However, due to FIFC’s loan origination volume exceeding the capacity within the Banks’ loan portfolios, FIFC began selling loans to an unrelated third party in 1999. During 2003, FIFC originated approximately $2.3 billion of loans and sold approximately $274 million of those loans originated in 2003 to an unrelated financial institution. FIFC recognized gains of $4.9 million related to this activity. As of December 31, 2003 and 2002, the balance of these receivables that FIFC services for others totaled approximately $113 million and $141 million, respectively. All premium finance receivables are subject to the Company’s stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.

FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC’s marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC’s own sales force by working with insurance agents and brokers throughout the United States. As of December 31, 2003, FIFC had the necessary licensing and other regulatory approvals to do business in all 50 states and the District of Columbia.

In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The initial balance of premium finance loans originated during 2003 ranged from approximately $27,000 to $35,000 and the average term of the agreements was approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company’s standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (i.e. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured is not sufficient to cover the entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company’s collateral position is in jeopardy.

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. In response to economic conditions and the competitive environment for this product, the Company has been reducing the level of new indirect auto loans originated. However, the Company continues to maintain its relationships with the dealers and may increase its volume of originations when market conditions indicate it is prudent to do so. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $17,400 and have an original maturity of 36 to 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with this portfolio is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks’ stringent credit standards.

Tricom finance receivables. Tricom finance receivables represent high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. The clients’ working capital needs arise primarily from the timing differences between weekly payroll funding and monthly collections from customers. The primary security for Tricom’s finance receivables are the accounts receivable of its clients and personal guarantees. Tricom generally advances 80-95% based on various factors including the client’s financial condition, the length of client relationship and the nature of the client’s customer business lines. Typically, Tricom will also provide value-added out-sourced administrative services to many of these clients, such as data processing of payrolls, billing and cash management services, which generates additional fee income.

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

The Company had no loans to businesses or governments of foreign countries at any time during the reporting periods.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the commercial loan portfolios at December 31, 2003 by date at which the loans mature (in thousands):

	One year	From one	After
	or less	to five years	five years	Total
Commercial and commercial real estate loans	$664,167	860,373	123,482	1,648,022
Premium finance receivables, net of unearned income	746,895	—	—	746,895
Tricom finance receivables	25,024	—	—	25,024

Of those loans maturing after one year, approximately $356.4 million have fixed rates.

Risk Elements in the Loan Portfolio

The following table sets forth the allocation of the allowance for loan losses by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and commercial Real Estate	$7,421	50%	6,837	52	6,251	50	4,019	42	3,435	38
Home equity	467	14	563	14	1,353	13	992	12	1,146	11
Residential real estate	417	5	200	6	137	7	141	9	126	8
Consumer and other	418	2	358	2	835	3	473	3	469	4
Premium finance receivables	5,495	23	3,613	18	1,391	17	1,209	20	721	17
Indirect auto loans	915	5	941	7	1,442	9	1,552	13	1,947	20
Tricom finance receivables	143	1	120	1	112	1	120	1	120	2
Unallocated	10,265	—	5,758	—	2,165	—	1,927	—	819	—

Totals	$25,541	100%	18,390	100	13,686	100	10,433	100	8,783	100

Management determines the amount of allowance that is required for specific loan categories based on relative risk characteristics of the loan portfolio. The allocation methodology applied by the Company, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and characteristics of the each loan portfolio component, changes in levels of impaired and other non-performing loans, the risk inherent in specific loan portfolio components, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each loan portfolio component. Each of the criteria used is subject to change. As a result, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the allowance for loan losses equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the Company’s borrowers. Management determined that the allowance for loan losses was adequate at December 31, 2003.

The Company’s loan rating process is an integral component of the methodology utilized in determining the allowance for loan losses. The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”) as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These Watch List credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List.

An analysis of commercial and commercial real estate loans actual loss experience is conducted to assess reserves established for credits with similar risk characteristics. An allowance is established for loans on the Watch List and for pools of loans based on the loan types and the risk ratings assigned. The Company separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value less costs to sell, or the present value of expected future cash flows. Commercial and commercial real estate loans continue to represent a larger percentage of the Company’s total loans outstanding. The credit risk of commercial and commercial real estate loans is largely influenced by the impact on borrowers of general economic conditions, which can been challenging and uncertain. Historically low net charge-offs of commercial and commercial real-estate loans may not be indicative of future charge-off levels. The allowance established for commercial and commercial real estate loans, including impaired loans, was $7.4 million at December 31, 2003 compared with $6.8 million at December 31, 2002 and $6.3 million at December 31, 2001. The total allowance established for commercial and commercial real estate loans increased $584,000 in 2003. This reflects an increase of $766,000 in allocated allowance for loans on the Watch List (includes $680,000 for loans considered impaired), an increase of $804,000 as a result of 25% growth of this loan segment in 2003, and a decrease in allocated allowance of $1.0 million reflecting a change in the risk rating allocation percentage to more accurately reflect historical loss experience.

The home equity, residential real estate, consumer and other loan allocations are based on analysis of historical delinquency and charge-off statistics and trends. The allowance established for home equity, residential real estate, consumer and other loans was $1.3 million at December 31, 2003 compared with $1.1 million at December 31, 2002 and $2.3 million at December 31, 2001. The total allowance established for home equity, residential real estate, consumer and other loans increased $181,000 in 2003. This increase resulted primarily from an increase in the allocated allowance for residential real estate loans on the Watch List. The decrease in the allowance for these loans in 2002 compared to 2001 reflected lower levels of non-performing home equity, residential real estate, consumer and other loans.

Allocations for niche loans such as premium finance receivables, indirect auto and Tricom finance receivables are based on an analysis of historical delinquency and charge-off statistics and historical growth trends. The allowance established for premium finance loans was $5.5 million at December 31, 2003 compared with $3.6 million at December 31, 2002 and $1.4 million at December 31, 2001. The total allowance established for premium finance loans increased $1.9 million in 2003. This increase in the allowance for premium finance loans in 2003 compared to 2002 reflects the 62% increase in outstanding loan balances. The increase in the allowance for premium finance loans at December 31, 2002 compared to December 31, 2001, reflected an increase related to the 33% growth in premium finance receivables outstanding and a change in the risk rating to reflect the historical loss experience.

The allowance established for indirect auto loans was $915,000 at December 31, 2003 compared with $941,000 at December 31, 2002 and $1.4 million at December 31, 2001. The slight decrease in the allowance established for indirect auto loans in 2003 reflects the 2.3% decline in outstanding loan balances in 2003. The decrease in the allowance for indirect auto loans at December 31, 2002 compared to December 31, 2001, reflected the lower risk ratings assigned to these loans to reflect management’s decision to de-emphasize relative growth of this portfolio and the declining credit loss ratios.

Regardless of the extent of the Company’s analysis of customer performance, loan portfolio trends, the risk assessment processes and volatility of economic conditions, certain inherent but undetected losses are probable within the loan portfolios. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Because of the imprecision surrounding these factors, primarily the uncertainty related to the economic outlook, the Company estimates a range of inherent losses and maintains an “unallocated” allowance that is not allocated to a specific loan category. The amount of unallocated allowance was $10.3 million at December 31, 2003 compared with $5.8 million at December 31, 2002 and $2.2 million at December 31, 2001.

For analysis and review of the loan loss provision and allowance for loan losses; non-accrual, past due and restructured loans; other real estate owned; potential problem loans; and loan concentrations, reference is made to the “Credit Risk and Asset Quality” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2003 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

Deposits

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2003 (in thousands):

Maturing within 3 months	$185,516
After 3 but within 6 months	168,134
After 6 but within 12 months	286,789
After 12 months	439,283

Total	$1,079,722

Return on Equity and Assets

The following table presents certain ratios relating to the Company’s equity and assets as of and for the years ended December 31:

	2003	2002	2001
Return on average total assets	0.93%	0.87%	0.79%
Return of average common shareholders’ equity	14.36%	14.76%	15.24%

Dividend payout ratio	8.1%	7.5%	7.4%
Average equity to average total assets	6.4%	5.9%	5.2%
Ending total risk based capital ratio	12.1%	9.4%	8.5%
Leverage ratio	8.9%	7.0%	7.1%

Short-Term Borrowings

The Company’s short-term borrowings include federal funds purchased, overnight and term security repurchase agreements and borrowings by WHI (sometimes referred to as “Wayne Hummer Company funding”), which consist of demand obligations to third party banks and brokers for the financing of securities purchased by WHI customers on margin and securities owned by WHI. The average balances in each of these categories during 2003 were $16.1 million of federal funds purchased, $25.2 million of repurchase agreements and $15.4 million of Wayne Hummer Company funding. During 2003, the Company participated in overnight and term security repurchase agreements. The overnight agreements represent sweep accounts in connection with a master repurchase agreement. In connection with the overnight agreements, securities remain under the Company’s control and are pledged for the available balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. Securities underlying the overnight and term repurchase agreements are included in the available-for-sale securities portfolio as reflected on the Consolidated Statements of Condition. At December 31, 2003, securities sold under agreements to repurchase consisted of U.S. government agency, mortgage-backed and corporate securities.

Further information regarding Short-Term Borrowings is contained in the “Analysis of Financial Condition — Deposits and Other Funding Sources” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report to Shareholders filed herewith as Exhibit 13.1, and is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company’s executive offices are located in the banking facilities of Lake Forest Bank. The Company also leases additional office space for its corporate staff directly across the street from Lake Forest Bank’s main facility.

Lake Forest Bank operates from seven physical banking locations. Lake Forest Bank’s main bank facility is located at 727 N. Bank Lane, Lake Forest, Illinois, and is a three story, 37,000 square foot brick building that includes a 15,200 square foot addition that was completed in May 1999. The Company’s executive offices and staff of the holding company, Lake Forest Bank and WHTC are located on the second and third floors of the addition with first floor retail space leased to unrelated third parties. Lake Forest Bank constructed a drive-through, walk-up banking facility on land leased from the City of Lake Forest on the corner of Bank Lane and Wisconsin Avenue in Lake Forest, approximately one block north of the main banking facility. Lake Forest Bank also leases a 1,200 square foot full service banking facility at 103 East Scranton Avenue in Lake Bluff, Illinois; a 4,500 square foot full service banking facility on the west side of Lake Forest at 810 South Waukegan Road; and a drive-in and walk-up banking facility at 911 S. Telegraph Road in the West Lake Forest Train Station. In 2000, Lake Forest Bank constructed a new branch facility in Highwood, Illinois that includes a drive-through facility. During 2002, Lake Forest Bank opened a new branch in Highland Park in a leased facility. Plans are underway for construction of a permanent facility in Highland Park. ATMs are located at each of Lake Forest Bank’s locations except the 810 South Waukegan Road facility. Lake Forest Bank has no off-site ATMs.

Hinsdale Bank operates from six physical banking locations, all of which are owned. The main bank facility is a two story brick building located at 25 East First Street in downtown Hinsdale, Illinois. The 1,000 square foot drive-through, walk-up banking facility at 130 West Chestnut is approximately two blocks west of the main banking facility. Hinsdale Bank also has full service branches in Clarendon Hills, Western Springs and Riverside, Illinois. The buildings in Clarendon Hills and Western Springs are partially used for bank purposes, with the remainder being leased to unrelated parties. ATM machines are located at each facility and stand-alone machines are located off site in a Hinsdale grocery store, the Hinsdale commuter railroad station and in downtown Clarendon Hills. In March 2004, Hinsdale Bank opened its sixth banking location in a temporary facility in Downers Grove, Illinois.

North Shore Bank operates seven physical banking locations. North Shore Bank owns the main bank facility, which is a one-story brick building that is located at 1145 Wilmette Avenue in downtown Wilmette, Illinois. North Shore Bank also owns a 9,600 square foot drive-through, walk-up banking facility at 720 12th Street, approximately one block west of the main banking facility. North Shore Bank also leases a full service banking facility at 362 Park Avenue in Glencoe, Illinois. In 1998, North Shore Bank opened a drive-up and ATM for the Glencoe branch and a small facility at 4th Street and Linden in Wilmette. In 1999, a full service leased facility was opened in Skokie, Illinois, and in 2003 the Skokie banking office was relocated to a newly constructed two-story brick building with drive-through lanes. In 2001, North Shore Bank relocated its Winnetka branch to a one-story fully-renovated owned-facility located at 576 Lincoln Avenue in Winnetka. North Shore Bank maintains ATMs at each of its locations, and has one off-site ATM located in Glencoe

Libertyville Bank operates from five physical banking locations. Libertyville Bank owns the main bank facility, which is a 13,000 square foot two story brick building located at 507 North

Milwaukee Avenue in downtown Libertyville, Illinois. Libertyville Bank also owns a 2,500 square foot drive-through, walk-up banking facility at 201 East Hurlburt Court, which is approximately five blocks southeast of the main banking facility. A newly constructed branch facility located at 1200 S. Milwaukee Avenue in south Libertyville was opened in August 2003, replacing a leased facility. In 2000, Libertyville Bank opened two facilities in Wauconda - a full service branch located at 495 Liberty Street and a leased drive-through facility at 1180 Dato Lane. Libertyville Bank maintains ATMs at each of its banking locations and at one off-site location.

Barrington Bank has two physical banking locations, both of which are owned. Its main office is located at 201 South Hough Street in Barrington, Illinois and is a 12,700 square foot, two-story frame construction building that has an attached drive-through facility. In 2001, Barrington Bank constructed a one-story building with a basement and attached drive-through lanes, at 1375 Palatine Road, in Hoffman Estates, Illinois, for its new Hoffman Estates branch. Barrington Bank has four ATMs, two at its main office in Barrington and two at its Hoffman Estates branch. Barrington Bank leases approximately 5,000 square feet of space at 202 Cook Street in Barrington to house its mortgage department, the staff supporting the Community Advantage program and other support staff. In 2003, Barrington Bank purchased two properties adjacent to its main office with plans to construct a 17,800 square foot, two-story frame constructions building for future expansion.

Crystal Lake Bank has five physical banking locations. Crystal Lake Bank’s main banking office is a two-story, 12,000 square foot facility located at 70 Williams Street in downtown Crystal Lake, Illinois. Crystal Lake Bank also has a drive-through facility that is located in the downtown area, near the main bank facility and a full service owned-facility located at 1000 McHenry Avenue in south Crystal Lake. In early 2001, Crystal Lake Bank opened a branch office in a leased facility in McHenry, Illinois, and in 2002, relocated this branch office to a newly constructed building. In early 2003, Crystal Lake Bank opened its fifth banking office, in a temporary location in Cary, Illinois, and in September 2003, relocated from this temporary facility to a newly constructed 12,000 square foot, two-story building with an attached drive through and ATM. Crystal Lake Bank maintains an ATM at each location.

Northbrook Bank opened for business in a temporary leased facility located at 1340 Shermer Road in Northbrook, Illinois in November 2000. In December 2001, Northbrook Bank moved into its newly constructed permanent facility, located at the corner of Shermer and Waukegan Roads, in Northbrook, Illinois. Northbrook Bank has two ATMs located at its banking office, including one drive-through ATM, and no off-site ATMs.

Advantage Bank has two physical bank locations. Advantage Bank owns it main office, a two-story masonry-constructed building with a basement and attached drive-through lanes, located at 75 E. Turner Avenue in Elk Grove Village, Illinois, and leases its branch office, which also has attached drive-through lanes, located at 1350 West Lake Street in Roselle, Illinois. Advantage Bank maintains an ATM at each of its banking locations.

Village Bank has two physical bank locations. Village Bank’s main office is located at 311 S. Arlington Heights Road in downtown Arlington Heights, Illinois. Village Bank owns the property which includes a 35,000 square foot one story office building with a basement and a detached drive-through facility which includes an ATM. Village Bank also has a retail branch office in a leased facility located at 1845 East Rand Road in Prospect Heights, Illinois. This leased facility is approximately 3,000 square feet with attached drive-through lanes and an ATM.

FIFC owns its office building, located at 450 Skokie Boulevard, Suite 1000, Northbrook, Illinois. The building provides approximately 16,000 square feet of office space, which is used solely by FIFC.

Tricom relocated its offices in 2002 to a newly renovated owned-facility located at 16866 W. Lisbon Road, Menomonee Falls, Wisconsin.

WHTC leases office space from Lake Forest Bank and WHI for its executives, administrative staff and trust operations. WHTC also leases office space for its trust professionals at Lake Forest Bank, Hinsdale Bank, North Shore Bank, Barrington Bank and Northbrook Bank.

The Wayne Hummer Companies lease office space in downtown Chicago, Illinois at 300 South Wacker Drive and in Appleton, Wisconsin at 200 E. Washington Street and established branch locations in offices at Lake Forest Bank, Hinsdale Bank and Barrington Bank.

Wintrust Information Technology Services, a wholly-owned subsidiary of the Company, owns a two-story office building located at 851 N. Villa Avenue, in Villa Park, Illinois. The imaging services and Internet banking support for the Banks as well as the Company’s technology staff are housed at this location.

See Note 9 to the Consolidated Financial Statements contained in the 2003 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries, from time to time, are subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Any such litigation currently pending against the Company or its subsidiaries is incidental to the Company’s business and, based on information currently available to management, management believes the outcome of such actions or proceedings will not have a material adverse effect on the operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on The Nasdaq Stock Market ® under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the common stock during 2003 and 2002.

	2003		2002
	High	Low	High	Low
Fourth quarter	$46.85	37.64	$32.66	25.45
Third quarter	38.89	29.30	36.00	26.54
Second quarter	32.40	27.74	34.58	22.22
First quarter	33.65	27.19	22.99	18.33

The prices reflected above have been adjusted to reflect the 3-for-2 stock split (effected in the form of a 50% common stock dividend) announced in January 2002 and paid on March 14, 2002 to shareholders of record on March 4, 2002.

Approximate Number of Equity Security Holders

As of March 5, 2004 there were approximately 1,385 shareholders of record of the Company’s common stock.

Dividends on Common Stock

In January 2000, the Company’s Board of Directors approved the first semi-annual cash dividend on its common stock and has continued to approve a semi-annual dividend since that time. Additionally, as previously noted, in January 2002, the Company’s Board of Directors approved a 3-for-2 stock split, effected in the form of a 50% common stock dividend, paid on March 14, 2002 to shareholders of record on March 4, 2002.

Following is a summary of the cash dividends approved in 2002 and 2003, adjusted to give effect to the stock split:

Record Date	Payable Date	Dividend per Share
February 5, 2002	February 19, 2002	$0.06
August 6, 2002	August 20, 2002	$0.06
February 6, 2003	February 20, 2003	$0.08
August 5, 2003	August 19, 2003	$0.08

In January 2004, the Company’s Board of Directors approved a 25% increase in its semi-annual dividend to $0.10 per share. The dividend was paid on February 19, 2004 to shareholders of record as of February 5, 2004.

The final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition,

capital requirements and other relevant factors. Additionally, the payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving line of credit.

Because the Company’s consolidated net income consists largely of net income of the Banks, FIFC, Tricom, WHTC and the Wayne Hummer Companies, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. The Banks’ ability to pay dividends is regulated by banking statutes. See “Financial Institution Regulation Generally — Dividends” on page 13 of this Form 10-K. During 2003 and 2001, the Banks paid $5.5 million and $13.5 million, respectively, in dividends to the Company. In 2002 the Banks paid no dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2004, none of the Banks were subject to this additional dividend restriction; however, Beverly Bank & Trust Company, N.A. (in organization), which is expected to open in 2004, will be subject to this limitation for its initial three years of operations.

Reference is made to Note 19 to the Consolidated Financial Statements contained in the 2003 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference, for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Recent Sales of Unregistered Securities

In December 2003, the Company issued $20.0 million of trust preferred securities through Wintrust Statutory Trust IV, a wholly-owned, statutory business trust subsidiary, through a Placement Agreement to certain qualified institutional investors. The preferred securities pay interest at a floating rate based on LIBOR plus 2.80%. Simultaneously with the issuance of the preferred securities, the Company issued an equivalent amount of subordinated debentures to Wintrust Statutory Trust IV. The debentures mature on December 8, 2033, and may be redeemed on or after December 8, 2008, if certain conditions are met. The Company paid a placement agent fee of $50,000. The issuance of the preferred securities and the subordinated debentures was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the 2003 Annual Report to Shareholders under the caption “Selected Financial Highlights” and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference. This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 2003 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Certain information required in response to this item is contained in the 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset-Liability Management,” which is incorporated herein by reference. That information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto also included in the 2003 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the 2003 Annual Report to Shareholders under the caption “Consolidated Financial Statements,” and is incorporated herein by reference. Also, refer to Item 15 of this Report for the Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company made no changes in or had any disagreements with its independent accountants during the two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required by the SEC.

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 27, 2004 under the captions “Nominees to Serve as Class II Directors Until the Annual Meeting of Shareholders in Year 2007”, “Class I — Continuing Directors Serving Until the Year 2006”, “Class III — Continuing Directors Serving Until the Year 2005”, “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the Nasdaq National Market. The code applies to all of the Company’s directors, officers and employees and is attached hereto as Exhibit 14.1 and posted on the Company’s website (www.wintrust.com). The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section “Security Ownership of Certain Beneficial Owners and Management” that will be included in the Company’s Proxy Statement.

The following table summarizes information as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:

Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
• WTFC 1997 Stock Incentive Plan, as amended	3,055,632	$18.23	86,535
• WTFC Employee Stock Purchase Plan	N/A	N/A	264,610
• WTFC Directors Deferred Fee and Stock Plan	N/A	N/A	216,350

	3,055,632	$18.23	567,495

Equity compensation plans not approved by security holders (1)
• N/A	—	—	—

Total (1)	3,055,632	$18.23	567,495

(1)	Excludes 98,111 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc. and Village Bancorp, Inc. The weighted average exercise price of those options is $27.76. No additional awards will be made under these plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item will be contained in the Company’s Proxy Statement under the sub-caption “Transactions with Management and Others” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required in response to this item will be contained in the Company’s Proxy Statement under the caption “Independent Auditor and Fees Paid” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

     1., 2. Financial Statements and Schedules

The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to the 2003 Annual Report to Shareholders filed as Exhibit 13.1, are filed as part of this document pursuant to Item 8, Financial Statements and Supplementary Data:

     Consolidated Statements of Condition as of December 31, 2003 and 2002

     Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

     No schedules are required to be filed with this report.

3.	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).
3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).
3.3	Amended By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1998).
4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).
4.2	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.6	Amended and Restated Loan Agreement ($75 million) between Wintrust Financial Corporation and LaSalle National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).
10.7	Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank, National Association, dated April 30, 2003.
10.8	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).
10.9	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ending June 30, 2003).
10.10	Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant’s Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996). *
10.22	Form of Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company entered into Employment Agreements with David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, Robert F. Key, Executive Vice President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1998 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 1998). *
10.23	Form of First Amendment to Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company amended the Employment Agreements with David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, Robert F. Key, Executive Vice President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1999 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.17a of the Company’s Form 10-K for the year ended December 31, 2000). *
10.24	Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and Edward J. Wehmer, dated January 31, 2000, (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the year ended December 31, 2000). *
10.25	Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and David A. Dykstra, dated January 31, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 30, 2002). *

10.26	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *
10.27	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2000). *
10.28	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99 of the Proxy Statement relating to the May 23, 2002 Annual Meeting of Shareholders of the Company.) *
10.29	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *
10.30	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company). *
12.1	Computation of Ratio of Earnings to Fixed Charges.
13.1	2003 Annual Report to Shareholders.
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     Two reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2003.

•	October 16, 2003 — Form 8-K filed with the SEC to provide the Company’s third quarter 2003 earnings release dated October 16, 2003.

•	December 9, 2003 — Form 8-K filed with the SEC to report the issuance of $20 million of floating rate trust preferred securities in a private placement offering on December 8, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Edward J. Wehmer	/s/ EDWARD J. WEHMER	March 15, 2004

President and Chief Executive Officer

David L. Stoehr	/s/ DAVID L. STOEHR	March 15, 2004

Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John S. Lillard	/s/ JOHN S. LILLARD	March 15, 2004

Chairman of the Board of Directors

Edward J. Wehmer	/s/ EDWARD J. WEHMER	March 15, 2004

President and CEO and Director

Peter D. Crist	/s/ PETER D. CRIST	March 15, 2004

Director

Bruce K. Crowther	/s/ BRUCE K. CROWTHER	March 15, 2004

Director

Bert A. Getz, Jr.	/s/ BERT A. GETZ, JR.	March 15, 2004

Director

Philip W. Hummer	/s/ PHILIP W. HUMMER	March 15, 2004

Director

James B. McCarthy	/s/ JAMES B. MCCARTHY	March 15, 2004

Director

Marguerite Savard McKenna	/s/ MARGUERITE SAVARD MCKENNA	March 15, 2004

Director

Albin F. Moschner	/s/ ALBIN F. MOSCHNER	March 15, 2004

Director

Thomas J. Neis	/s/ THOMAS J. NEIS	March 15, 2004

Director

Hollis W. Rademacher	/s/ HOLLIS W. RADEMACHER	March 15, 2004

Director

J. Christopher Reyes	/s/ J. CHRISTOPHER REYES	March 15, 2004

Director

John J. Schornack	/s/ JOHN J. SCHORNACK	March 15, 2004

Director

Ingrid S. Stafford	/s/ INGRID S. STAFFORD	March 15, 2004

Director

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).
3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).
3.3	Amended By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended June 30, 1998).
4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).
4.2	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
10.6	Amended and Restated Loan Agreement ($75 million) between Wintrust Financial Corporation and LaSalle National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).
10.7	Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank, National Association, dated April 30, 2003.
10.8	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

Exhibit
Number	Description
10.9	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ending June 30, 2003).
10.10	Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant’s Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996). *
10.22	Form of Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company entered into Employment Agreements with David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, Robert F. Key, Executive Vice President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1998 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 1998). *
10.23	Form of First Amendment to Employment Agreement (entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer). The Company amended the Employment Agreements with David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, Robert F. Key, Executive Vice President-Marketing and Lloyd M. Bowden, Executive Vice President-Technology during 1999 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.17a of the Company’s Form 10-K for the year ended December 31, 2000). *
10.24	Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and Edward J. Wehmer, dated January 31, 2000, (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the year ended December 31, 2000). *
10.25	Second Amendment to Employment Agreement by and between Wintrust Financial Corporation and David A. Dykstra, dated January 31, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 30, 2002). *
10.26	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

Exhibit
Number	Description
10.27	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2000). *
10.28	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99 of the Proxy Statement relating to the May 23, 2002 Annual Meeting of Shareholders of the Company.) *
10.29	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *
10.30	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company). *
12.1	Computation of Ratio of Earnings to Fixed Charges.
13.1	2003 Annual Report to Shareholders.
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.