Form 10-Q
period 2004-03-31
WINTRUST FINANCIAL CORP
filed 2004-05-10
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004
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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock - no par value, 20,240,155 shares, as of May 3, 2004

PART I

ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands)	2004	2003	2003
Assets
Cash and due from banks	$109,680	$111,929	$78,858
Federal funds sold and securities purchased under resale agreements	298,200	56,620	331,640
Interest-bearing deposits with banks	5,098	6,228	4,870
Available-for-sale securities, at fair value	702,810	906,881	504,190
Trading account securities	4,629	3,669	5,777
Brokerage customer receivables	32,851	33,912	35,405
Mortgage loans held-for-sale	34,912	24,041	96,350
Loans, net of unearned income	3,464,741	3,297,794	2,628,480
Less: Allowance for loan losses	27,083	25,541	19,773

Net loans	3,437,658	3,272,253	2,608,707
Premises and equipment, net	162,310	156,714	121,068
Accrued interest receivable and other assets	122,561	123,063	95,939
Goodwill	48,665	48,490	29,515
Other intangible assets	3,399	3,598	2,676

Total assets	$4,962,773	$4,747,398	$3,914,995

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$362,643	$360,666	$313,207
Interest bearing	3,709,702	3,515,955	2,957,088

Total deposits	4,072,345	3,876,621	3,270,295
Notes payable	1,000	26,000	46,975
Federal Home Loan Bank advances	194,023	144,026	140,000
Other borrowings	49,165	78,069	41,668
Subordinated notes	50,000	50,000	25,000
Long-term debt - trust preferred securities	98,963	96,811	51,004
Accrued interest payable and other liabilities	128,269	126,034	101,148

Total liabilities	4,593,765	4,397,561	3,676,090

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	20,213	20,066	17,371
Surplus	247,254	243,626	157,499
Common stock warrants	1,009	1,012	1,031
Retained earnings	101,875	92,301	63,842
Accumulated other comprehensive loss	(1,343)	(7,168)	(838)

Total shareholders’ equity	369,008	349,837	238,905

Total liabilities and shareholders’ equity	$4,962,773	$4,747,398	$3,914,995

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31
(In thousands, except per share data)	2004	2003
Interest income
Interest and fees on loans	$48,450	$40,591
Interest bearing deposits with banks	26	29
Federal funds sold and securities purchased under resale agreements	151	389
Securities	9,778	5,835
Trading account securities	35	38
Brokerage customer receivables	314	357

Total interest income	58,754	47,239

Interest expense
Interest on deposits	17,729	17,102
Interest on Federal Home Loan Bank advances	1,621	1,457
Interest on notes payable and other borrowings	746	704
Interest on subordinated notes	702	444
Interest on long-term debt - trust preferred securities	1,448	928

Total interest expense	22,246	20,635

Net interest income	36,508	26,604
Provision for loan losses	2,564	2,641

Net interest income after provision for loan losses	33,944	23,963

Non-interest income
Wealth management fees	8,473	5,951
Gains on mortgage loans sold	2,124	4,598
Service charges on deposit accounts	973	855
Gain on sale of premium finance receivables	1,475	1,162
Administrative services revenue	942	1,091
Net available-for-sale securities gains	852	386
Other	3,847	3,700

Total non-interest income	18,686	17,743

Non-interest expense
Salaries and employee benefits	20,779	17,450
Equipment expense	2,169	1,842
Occupancy, net	2,178	1,898
Data processing	1,302	1,053
Advertising and marketing	724	539
Professional fees	968	782
Amortization of other intangible assets	200	139
Other	5,937	5,208

Total non-interest expense	34,257	28,911

Income before income taxes	18,373	12,795
Income tax expense	6,779	4,532

Net income	$11,594	$8,263

Net income per common share – Basic	$0.58	$0.48

Net income per common share – Diluted	$0.54	$0.45

Cash dividends declared per common share	$0.10	$0.08

Weighted average common shares outstanding	20,148	17,308
Dilutive potential common shares	1,328	1,124

Average common shares and dilutive common shares	21,476	18,432

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Compre-			Common			Compre-	Total
	hensive	Common		Stock	Treasury	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	Warrants	Stock	Earnings	Income (Loss)	Equity
Balance at December 31, 2002		$17,216	$153,614	$81	$—	$56,967	$(876)	$227,002
Comprehensive income:
Net income	$8,263	—	—	—	—	8,263	—	8,263
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(41)	—	—	—	—	—	(41)	(41)
Unrealized gains on derivative instruments	79	—	—	—	—	—	79	79

Comprehensive income	$8,301

Cash dividends declared on common stock		—	—	—	—	(1,388)	—	(1,388)
Purchase of treasury stock		—	—	—	(17)	—	—	(17)
Common stock issued for:
Business combination		82	2,418	950	—	—	—	3,450
Director compensation plan		5	121	—	—	—	—	126
Employee stock purchase plan and exercise of stock options		31	514	—	17	—	—	562
Restricted stock awards		37	832	—	—	—	—	869

Balance at March 31, 2003		$17,371	$157,499	$1,031	$—	$63,842	$(838)	$238,905

Balance at December 31, 2003		$20,066	$243,626	$1,012	$—	$92,301	$(7,168)	$349,837
Comprehensive income:
Net income	$11,594	—	—	—	—	11,594	—	11,594
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	6,170	—	—	—	—	—	6,170	6,170
Unrealized losses on derivative Instruments	(345)	—	—	—	—	—	(345)	(345)

Comprehensive income	$17,419

Cash dividends declared on common stock		—	—	—	—	(2,020)	—	(2,020)
Common stock issued for:
Business combinations - Contingent consideration paid		4	167	—	—	—	—	171
Exercise of common stock warrants		3	32	(3)	—	—	—	32
Director compensation plan		5	168	—	—	—	—	173
Employee stock purchase plan and exercise of stock options		108	2,353	—	—	—	—	2,461
Restricted stock awards		27	908	—	—	—	—	935

Balance at March 31, 2004		$20,213	$247,254	$1,009	$—	$101,875	$(1,343)	$369,008

	Three Months Ended March 31,
	2004	2003
Disclosure of reclassification amount and income tax impact:
Unrealized holding gains on available for sale securities during the period, net	$10,286	$319
Unrealized holding (losses) gains on derivative instruments arising during the period, net	(584)	121
Less: Reclassification adjustment for gains included in net income, net	852	386
Less: Income tax expense	3,025	16

Net unrealized gains on available-for-sale securities and derivative instruments	$5,825	$38

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Operating Activities:
Net income	$11,594	$8,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,564	2,641
Depreciation and amortization	2,328	2,294
Deferred income tax expense	410	319
Tax benefit from exercises of stock options	1,222	390
Net amortization of premium on securities	493	501
Originations of mortgage loans held-for-sale	(189,079)	(350,234)
Proceeds from sales of mortgage loans held-for-sale	180,332	348,928
Increase in trading securities, net	(960)	(219)
Decrease in brokerage customer receivables, net	1,061	2,187
Gains on mortgage loans sold	(2,124)	(4,598)
Gain on sale of premium finance receivables	(1,475)	(1,162)
Gains on sales of available-for-sale securities, net	(852)	(386)
Gain on sale of premises and equipment, net	(2)	(3)
Decrease (increase) in accrued interest receivable and other assets, net	(3,198)	1,125
Increase in accrued interest payable and other liabilities, net	3,578	2,280

Net Cash Provided by Operating Activities	5,892	12,326

Investing Activities:
Proceeds from maturities of available-for-sale securities	66,435	222,106
Proceeds from sales of available-for-sale securities	406,174	1,765,693
Purchases of available-for-sale securities	(257,047)	(1,944,493)
Proceeds from sale of premium finance receivables	90,000	72,680
Cash paid for Lake Forest Capital Management Company, net of cash received	—	(1,476)
Decrease (increase) in interest-bearing deposits with banks	1,130	(452)
Net increase in loans	(256,604)	(146,078)
Purchase of premises and equipment, net	(7,922)	(4,225)

Net Cash Provided by (Used for) Investing Activities	42,166	(36,245)

Financing Activities:
Increase in deposit accounts	195,926	181,171
Decrease in other borrowings, net	(28,904)	(5,560)
(Decrease) increase in notes payable, net	(25,000)	2,950
Increase in FHLB advances	50,000	—
Purchase of treasury stock	—	(17)
Issuance of common shares from stock options, employee stock purchase plan and common stock warrants	1,271	339
Dividends paid	(2,020)	(1,388)

Net Cash Provided by Financing Activities	191,273	177,495

Net Increase in Cash and Cash Equivalents	239,331	153,576
Cash and Cash Equivalents at Beginning of Period	168,549	256,922

Cash and Cash Equivalents at End of Period	$407,880	$410,498

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated financial statements of Wintrust Financial Corporation and Subsidiaries (“Wintrust” or “Company”) presented herein are unaudited, but in the opinion of management reflect all necessary adjustments of a normal or recurring nature for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements.

Wintrust is a financial holding company currently engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area. Additionally, the Company operates various non-bank subsidiaries.

As of March 31, 2004, Wintrust had nine wholly-owned bank subsidiaries (collectively, “Banks”), seven of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”) and Northbrook Bank & Trust Company (“Northbrook Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003 and Village Bank & Trust - Arlington Heights (“Village Bank”) in December 2003. Both of the banks acquired in 2003 were started as de novo banks – Advantage Bank in 2001 and Village Bank in 1995. In early April 2004, the Company’s tenth bank subsidiary, Beverly Bank & Trust Company, N.A. (“Beverly Bank”) was opened.

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

The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at each of the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998 and formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments, LLC (“Focused”) is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, as well as three proprietary mutual funds in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. Collectively WHI, WHAMC and Focused are referred to as the “Wayne Hummer Companies”.

In May 2004, the Company announced plans to acquire WestAmerica Mortgage Company and its affiliate, Guardian Real Estate Services, Inc. WestAmerica Mortgage Company engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian Real Estate Services, Inc. provides document preparation and other loan closing services to WestAmerica and its broker affiliates. See Note 15 for further information on this pending acquisition.

Wintrust Information Technology Services Company provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions change beyond management’s expectations. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management currently views the determination of the allowance for loan losses, the valuation of the retained interest in the premium finance receivables sold and the valuations required for impairment testing of goodwill as the accounting areas that require the most subjective and complex judgments, and as such could be more subjective to revision as new information becomes available.

(2) Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold and securities purchased under resale agreements with original maturities of 90 days or less.

(3) Available-for-sale Securities

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2004		December 31, 2003		March 31, 2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$42,258	$42,073	$56,663	$54,930	$34,098	$33,852
U.S. Government agencies	286,748	287,609	310,070	309,728	241,145	242,280
Municipal	14,658	14,774	11,326	11,364	6,045	6,187
Corporate notes and other debt	18,411	18,320	35,248	35,408	52,347	52,258
Mortgage-backed	261,235	258,294	403,133	393,239	99,635	98,954
Federal Reserve/FHLB Stock and other equity securities	80,655	81,740	101,029	102,212	70,598	70,659

Total available-for-sale securities	$703,965	$702,810	$917,469	$906,881	$503,868	$504,190

(4) Loans

The following table is a summary of the loan portfolio as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
Balance:
Commercial and commercial real estate	$1,751,364	$1,648,022	$1,314,493
Home equity	483,367	466,812	395,056
Residential real estate	177,514	173,625	135,940
Premium finance receivables	783,666	746,895	532,162
Indirect auto loans	177,580	174,071	169,311
Tricom finance receivables	23,061	25,024	24,416
Consumer and other loans	68,189	63,345	57,102

Total loans, net of unearned income	$3,464,741	$3,297,794	$2,628,480

Mix:
Commercial and commercial real estate	50%	50%	50%
Home equity	14	14	15
Residential real estate	5	5	5
Premium finance receivables	23	23	20
Indirect auto loans	5	5	7
Tricom finance receivables	1	1	1
Consumer and other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

(5) Deposits

The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
Balance:
Non-interest bearing	$362,644	$360,666	$313,207
NOW accounts	424,821	407,803	347,938
Brokerage customer deposits	337,519	338,479	252,223
Money market accounts	480,918	470,849	416,698
Savings accounts	187,285	183,394	155,228
Time certificates of deposit	2,279,158	2,115,430	1,785,001

Total deposits	$4,072,345	$3,876,621	$3,270,295

Mix:
Non-interest bearing	9%	9%	9%
NOW accounts	10	10	11
Brokerage customer deposits	8	9	8
Money market accounts	12	12	13
Savings accounts	5	5	5
Time certificates of deposit	56	55	54

Total deposits	100%	100%	100%

Brokerage customer deposits represent FDIC-insured deposits at the Banks from brokerage customers of WHI.

(6) Notes Payable, Federal Home Loan Bank advances, Subordinated notes and other borrowings:

The following table is a summary of notes payable, Federal Home Loan Bank advances, subordinated notes and other borrowings as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
Notes payable	$1,000	$26,000	$46,975
Federal Home Loan Bank advances	194,023	144,026	140,000
Subordinated notes	50,000	50,000	25,000
Other borrowings:
Federal funds purchased	—	38,800	—
Securities sold under repurchase agreements	35,830	26,544	20,604
Wayne Hummer Companies borrowings	9,635	9,025	16,064
Other	3,700	3,700	5,000

Total other borrowings	$49,165	$78,069	$41,668

Total notes payable, Federal Home Loan Bank advances, subordinated notes and other borrowings	$294,188	$298,095	$253,643

The Wayne Hummer Companies borrowings consist of collateralized demand obligations to third party banks at interest rates approximating the fed funds rate that are used to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to clearing organizations. Other represents the Company’s interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.

(7) Long-term Debt – Trust Preferred Securities

The Company issued Trust Preferred Securities in four separate issuances through Wintrust Capital Trust I, Wintrust Capital Trust II, Wintrust Capital Trust III and Wintrust Statutory Trust IV (the “Trusts”). The Company owns 100% of the Common Securities of each of the Trusts. The Trust Preferred Securities represent preferred undivided beneficial interests in the assets of the Trusts. The Trusts invested the proceeds from the issuances of the Trust Preferred Securities and the Common Securities in Subordinated Debentures (“Debentures”) issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent 3% of the Debentures and the Trust Preferred Securities represent 97% of the Debentures.

In accordance with the provisions of Financial Accounting Standards Board’s Financial Interpretation No. 46, Revised, “Consolidation of Variable Interest Entities” (FIN 46), which reflects new accounting guidance governing when a variable interest entity should be consolidated, as of March 31, 2004, the Trusts are not consolidated in the Company’s financial statements. Accordingly, the Debentures issued by the Company to these Trusts (as opposed to the Trust Preferred Securities issued by these Trusts) are reflected in the Company’s Consolidated Statements of Condition as “Long-term debt – trust preferred securities” and the Common Securities of the Trusts are included in available-for-sale securities.

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of March 31, 2004:

(Dollars in thousands)	Trust						Earliest
	Preferred		Issuance	Rate		Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Type	Rate	Date	Date
Wintrust Capital Trust I	$31,050	$32,010	10/98	Fixed	9.00%	09/30/28	09/30/03
Less: Adjustment for fair value hedge		(59)
Wintrust Capital Trust II	20,000	20,619	06/00	Fixed	10.50%	06/30/30	06/30/05
Wintrust Capital Trust III	25,000	25,774	04/03	Floating	LIBOR+3.25%	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/03	Floating	LIBOR+2.80%	12/08/33	12/08/08

Total		$98,963

The Company has guaranteed the payment of distributions on and payments upon liquidation or redemption of the Trust Preferred Securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the Debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the Trust Preferred Securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures of the Trusts are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. As a result of FIN 46, the Federal Reserve is currently evaluating whether deconsolidation of the Trusts will affect the qualification of the Trust Preferred Securities as Tier I capital. Should the Federal Reserve determine that existing trust preferred securities no longer qualify as Tier I capital, a Capital Treatment Event, as defined under the agreements, would occur and the Company would have the right to redeem the Debentures prior to their otherwise noted early redemption dates. Interest expense on the Long-term debt – trust preferred securities is deductible for tax purposes.

(8) Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Net income	$11,594	$8,263

Average common shares outstanding	20,148	17,308
Effect of dilutive common shares	1,328	1,124

Weighted average common shares and effect of dilutive common shares	21,476	18,432

Net income per average common share:
Basic	$0.58	$0.48

Diluted	$0.54	$0.45

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants, and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.

(9) Segment Information

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The other category, as shown in the following table, reflects parent company information. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing the inter-segment elimination amounts shown in the following table. The following table presents a summary of certain operating information for each reportable segment for three months ended for the periods shown:

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2004	2003	Contribution	Contribution
Net interest income:
Banking	$32,502	$23,714	$8,788	37.1%
Premium finance	13,027	9,244	3,783	40.9
Tricom	840	854	(14)	(1.6)
Wealth management	2,053	1,556	497	31.9
Inter-segment eliminations	(9,553)	(6,849)	(2,704)	(39.4)
Other	(2,361)	(1,915)	(446)	(23.3)

Total net interest income	$36,508	$26,604	$9,904	37.2%

Non-interest income:
Banking	$7,434	$9,319	$(1,885)	(20.2)%
Premium finance	1,475	1,162	313	26.9
Tricom	955	1,091	(136)	(12.5)
Wealth management	8,781	6,188	2,593	41.9
Inter-segment eliminations	(69)	(36)	(33)	(91.7)
Other	110	19	91	478.9

Total non-interest income	$18,686	$17,743	$943	5.3%

Segment profit (loss):
Banking	$10,460	$8,487	$1,973	23.2%
Premium finance	6,629	4,192	2,437	58.1
Tricom	282	397	(115)	(29.0)
Wealth management	575	(281)	856	304.6
Inter-segment eliminations	(4,095)	(2,778)	(1,317)	(47.4)
Other	(2,257)	(1,754)	(503)	(28.7)

Total segment profit	$11,594	$8,263	$3,331	40.3%

Segment assets:
Banking	$4,830,776	$3,834,507	$996,269	26.0%
Premium finance	811,406	578,596	232,810	40.2
Tricom	38,249	38,308	(59)	(0.2)
Wealth management	75,548	76,739	(1,191)	(1.6)
Inter-segment eliminations	(826,701)	(623,354)	(203,347)	(32.6)
Other	33,495	10,199	23,296	228.4

Total segment assets	$4,962,773	$3,914,995	$1,047,778	26.8%

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

In accordance with SFAS 133, the Company recognizes all derivative financial instruments, such as interest rate cap and interest rate swap agreements, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in income. Derivative contracts are valued using market values provided by the respective counterparties and are periodically validated by comparison with other third parties.

At March 31, 2004, the Company had two interest rate swap contracts, totaling $56.05 million in notional principal amount, outstanding, both of which qualified for hedge accounting. The following table presents a summary of these derivative instruments and whether the contracts were cash flow (CF) hedges with changes in fair values reported as other comprehensive income (OCI) or fair value (FV) hedges with changes in fair values reported in the income statement (IS):

(Dollars in thousands)					March 31, 2004		December 31, 2003
	Type of	Change in	Maturity		Notional	Fair	Notional	Fair
Derivative Instrument	hedge	market value	Date		Amount	Value	Amount	Value
Interest rate swap	CF	OCI	2/27/04		$—	$—	$25,000	$(245)
Interest rate swap	CF	OCI	10/29/12		25,000	(1,071)	25,000	(331)
Interest rate swap (callable)	FV	IS	9/30/28	(03)	31,050	(59)	31,050	(632)

All of the interest rate derivatives designated as hedges in SFAS 133 relationships were considered highly effective during the three months ending March 31, 2004, and none of the changes in fair value of these derivatives was attributed to hedge ineffectiveness.

The Company had no interest rate cap contracts outstanding at March 31, 2004, December 31, 2003 or March 31, 2003.

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These covered call options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are reported in other non-interest income. There were no call options outstanding as of March 31, 2004, December 31, 2003 or March 31, 2003.

The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated in a SFAS 133 hedge relationship. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At March 31, 2004, the Company had approximately $52.8 million of interest rate lock commitments and $87.6 million of forward commitments for the future delivery of residential mortgage loans. The aggregate fair value of these derivatives at March 31, 2004 was nominal. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

(11) Business Combinations

In December 2003, Wintrust completed the acquisition of Village Bancorp, Inc., and its wholly-owned subsidiary, Village Bank & Trust — Arlington Heights (“Village Bank”). Village Bank’s results of operations have been included in Wintrust’s consolidated financial statements since the effective date of the acquisition (December 1, 2003).

In October 2003, Wintrust completed the acquisition of Advantage Bancorp, Inc., and its wholly-owned subsidiary, Advantage National Bank (“Advantage Bank”). Advantage Bank’s results of operations have been included in Wintrust’s consolidated financial statements since the effective date of the acquisition (October 1, 2003).

In February 2003, Wintrust completed the acquisition of Lake Forest Capital Management Company (“LFCM”). LFCM was merged into Wayne Hummer Asset Management Company, Wintrust’s existing asset management subsidiary. LFCM’s results of operations have been included in Wintrust’s consolidated financial statements since the effective date of acquisition (February 1, 2003).

(12) Goodwill and Other Intangible Assets

In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, Wintrust ceased amortizing goodwill effective January 1, 2002. SFAS 142 requires the testing of goodwill and intangible assets with indefinite useful lives for impairment at least annually. In addition, it requires amortizing intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values, and reviewing them for impairment in accordance with the SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2004	Acquired	Losses	2004
Banking	$19,381	$—	$—	$19,381
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	20,151	175	—	20,326
Parent and other	—	—	—	—

Total	$48,490	$175	$—	$48,665

The goodwill acquired in the first quarter of 2004 relates to additional contingent consideration paid to the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the purchase agreement. Wintrust could pay additional contingent consideration pursuant to the LFCM purchase upon the attainment of certain performance measures over the next three years.

At March 31, 2004 and 2003, Wintrust had $3.4 million and $2.7 million, respectively, in unamortized finite-lived intangible assets, classified on the Consolidated Statement of Condition as other intangible assets. These other intangible assets relate to the portion of the purchase price assigned to the value of customer lists acquired in the acquisitions of LFCM and WHAMC and the value of the deposit bases acquired in the acquisitions of Advantage Bank and Village Bank. The wealth management segment and banking segment accounted for $1.4 million and $2.0 million, respectively, of the other intangible assets as of March 31, 2004. The values assigned to the customer lists of LFCM and WHAMC are being amortized on an accelerated basis over seven years and the values assigned to the deposit bases of Advantage Bank and Village Bank are being amortized on an accelerated basis over a ten-year period. Estimated amortization expense on finite-lived intangible assets for the years ended 2004 through 2008 is as follows:

(Dollars in thousands)
Actual in 3 months ended March 31, 2004	$200
Estimated remaining in 2004	581
Estimated – 2005	661
Estimated – 2006	554
Estimated – 2007	465
Estimated – 2008	396

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

The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Net income
As reported	$11,594	$8,263
Compensation cost of stock options based on fair value, net of related tax effect	(527)	(328)

Pro forma	$11,067	$7,935

Earnings per share – Basic
As reported	$0.58	$0.48
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.02)

Pro forma	$0.55	$0.46

Earnings per share – Diluted
As reported	$0.54	$0.45
Compensation cost of stock options based on fair value, net of related tax effect	(0.02)	(0.02)

Pro forma	$0.52	$0.43

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model is sensitive to changes in the subjective assumptions, which can materially affect the fair value estimates. As a result, the pro forma amounts indicated above may not be representative of the effects on reported net income for future years.

Included in the determination of net income as reported is compensation expense related to restricted share awards of $174,000 ($107,000 net of tax) in the first quarter of 2004 and $191,000 ($118,000 net of tax) in the first quarter of 2003.

(14) Recent Accounting Pronouncements

Loan Commitments

On March 9, 2004, the SEC issued SAB 105, “Application of Accounting Principles to Loan Commitments” to inform registrants of the SEC staff’s view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The staff believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The staff believes that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement 107, Statement 133 and Item 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Company does not expect the adoption of SAB 105 to have a significant impact.

(15) Subsequent Events

On May 4, 2004, the Company announced the signing of agreements to acquire SGB Corporation d/b/a/ WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides document preparation and other loan closing services to WestAmerica and its mortgage broker affiliates. WestAmerica maintains principal origination office in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. Guardian’s headquarters are located in Oakbrook Terrace, Illinois. The transaction is expected to provide Wintrust’s banks with an enhanced loan origination and document system and improved product offerings, further augment and diversify Wintrust’s revenue stream and provide additional earning assets as well as further diversification of the Company’s earning asset base. The transaction is expected to close in the second quarter of 2004.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2004, compared with December 31, 2003, and March 31, 2003, and the results of operations for the three-month periods ended March 31, 2004 and 2003 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Critical Accounting Policies

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The determination of the allowance for loan losses, the valuation of the retained interest in the premium finance receivables sold and the valuations required for impairment testing of goodwill are the areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” on page 63 of the Company’s Annual Report to shareholders for the year ended December 31, 2003.

Overview and Strategy

Wintrust is a financial holding company engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area. Additionally, the Company operates various non-bank subsidiaries.

Wintrust organized its first bank in December 1991. As of March 31, 2004, it has organized a total of seven banks and purchased two banks that were started in 1995 and 2001. In early April 2004, the Company’s tenth bank subsidiary, Beverly Bank was opened on the southwest side of Chicago to service the Beverly Hills/Morgan Park communities as well as the surrounding communities of Evergreen Park and Merrionette Park. The Company has grown to $4.96 billion in total assets at March 31, 2004 from $3.91 billion in total assets at March 31, 2003, an increase of 27%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring new banks and opening new branch facilities, and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of our operating subsidiaries as they mature, offset by the costs of establishing and acquiring new banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The Banks began operations during the period indicated in the table below:

	Month	Year
Lake Forest Bank	December	1991
Hinsdale Bank	October	1993
North Shore Bank	September	1994
Libertyville Bank	October	1995
Barrington Bank	December	1996
Crystal Lake Bank	December	1997
Northbrook Bank	November	2000
Advantage Bank (acquired by Wintrust in October 2003)	January	2001
Village Bank (acquired by Wintrust in December 2003)	November	1995
Beverly Bank	April	2004

Subsequent to these initial dates of operations, each of the Banks, except Northbrook Bank and Beverly Bank, has established additional full-service banking facilities. As of March 31, 2004, the Banks had 38 banking facilities, compared to 32 as of March 31, 2003. During those twelve months, North Shore Bank opened a new branch (the Wayne Hummer Bank) in the downtown Chicago office of Wayne Hummer Investments, Hinsdale Bank opened a new branch in Downers Grove (the Community Bank of Downers Grove), and the Company added four banking locations with the acquisitions of Advantage Bank (with banking locations in Elk Grove Village and Roselle) and Village Bank (with banking locations in Arlington Heights and Prospect Heights). In addition to the opening of Beverly Bank subsequent to the end of the first quarter, Libertyville Bank opened a new branch, the Gurnee Community Bank, in April 2004.

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

FIFC is the Company’s most significant specialized earning asset niche, originating $676 million in loan (premium finance receivables) volume in the first quarter of 2004, compared to $543 million in the first quarter of 2003. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued growth in origination volume in 2004, FIFC sold approximately $90 million, or 13%, of the receivables generated in the first quarter of 2004 to an unrelated third party with servicing retained. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios during 1999. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

In October 1999, the Company acquired Tricom as part of its continuing strategy to pursue specialized earning asset niches. Tricom is a company based in the Milwaukee area that has been in business since 1989 and specializes in providing high-yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect their interests. By virtue of the Company’s funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services.

In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks, including indirect auto lending which is conducted through Hinsdale Bank, equipment leasing which is conducted at Lake Forest Bank, and Barrington Bank’s Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has developed a specialty in small aircraft lending. The Company continues to pursue the development and/or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales. The Company is not pursuing growth in indirect auto lending, however, and anticipates that the indirect auto loan portfolio will comprise a smaller portion of the net loan portfolio in the future.

Wintrust’s strategy also includes building and growing its wealth management business, which includes trust, asset management and brokerage services. In February 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprising Wayne Hummer Investments LLC (“WHI”), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company “WHAMC”) and Focused Investments LLC (“Focused”), each based in the Chicago area. To further augment its wealth management business, in February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor. LFCM was merged into WHAMC.

WHI, a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin. As of March 31, 2004, WHI has established branch locations in offices at Lake Forest Bank, Hinsdale Bank, Libertyville Bank and Barrington Bank. The Company plans to open WHI offices at each of the Banks. WHI is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers. Focused, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with community-based financial institutions located primarily in Illinois.

WHAMC, a registered investment advisor, is the investment advisory affiliate of WHI and is advisor to the Wayne Hummer family of mutual funds. The Wayne Hummer family of funds includes the Wayne Hummer Growth Fund, the Wayne Hummer Core Portfolio Fund and the Wayne Hummer Income Fund. WHAMC also provides money management and advisory services to individuals and institutional, municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans.

In September 1998, the Company formed a trust subsidiary to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. The trust subsidiary, originally named Wintrust Asset Management Company, was renamed in May 2002 to Wayne Hummer Trust Company (“WHTC”), to bring together the Company’s wealth management subsidiaries under a common brand name. In addition to offering trust and investment services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. Services offered by WHTC typically include traditional trust products and services, as well as investment management services.

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
WHTC	$600,623	$578,356	$463,763
WHAMC (1)	817,915	796,095	657,582
WHAMC’s proprietary mutual funds	187,991	186,441	311,713
WHI – brokerage assets in custody	4,800,000	4,700,000	3,700,000

(1)	Excludes the proprietary mutual funds managed by WHAMC

The decrease in the amount of the managed assets in WHAMC’s proprietary mutual funds from the first quarter of 2003, relates primarily to the migration of balances from the WHAMC money market mutual fund to FDIC-insured deposit accounts at the Banks. WHAMC’s money market mutual fund was liquidated in December 2003. The money market mutual fund balance was $156 million at March 31, 2003.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures, as compared to the same period last year, are shown below:

	Three Months Ended
			Percentage (%)/
	March 31,	March 31,	Basis Point (bp)
(Dollars in thousands, except per share data)	2004	2003	Change
Net income	$11,594	$8,263	40%
Net income per common share – Diluted	0.54	0.45	20
Net revenue (1)	55,194	44,347	24
Net interest income	36,508	26,604	37
Net interest margin (5)	3.26%	3.15%	11	bp
Core net interest margin(2)(5)	3.39	3.26	13
Net overhead ratio (3)	1.27	1.21	6
Efficiency ratio (4) (5)	62.82	65.46	(264)
Return on average assets	0.94	0.89	5
Return on average equity	13.10	14.51	(141)
At end of period:
Total assets	$4,962,773	$3,914,995	27%
Total loans	3,464,741	2,628,480	32
Total deposits	4,072,345	3,270,295	25
Total shareholders’ equity	369,008	238,905	54
Book value per common share	18.26	13.75	33
Market price per common share	48.63	28.60	70
Allowance for loan losses to total loans	0.78%	0.75%	3	bp
Non-performing assets to total assets	0.42	0.34	8

(1)	Net revenue includes net interest income and non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt – Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Certain returns, yields, performance ratios, or quarterly growth rates are “annualized” in this presentation and throughout this report to represent an annual time period. This is done for analytical purposes to better discern for decision-making purposes underlying performance trends when compared to full-year or year-over-year amounts. For example, balance sheet growth rates are most often expressed in terms of an annual rate. As such, 5% growth during a quarter would represent an annualized growth rate of 20%.

Supplemental Financial Measures/Ratios

The Company analyzes its performance on a net income basis in accordance with generally accepted accounting principles (“GAAP”) in the United States, as well as other ratios such as the net overhead ratio, efficiency ratio, taxable-equivalent net interest income and net interest margin (including the individual components) and core net interest margin. These performance measures are presented as supplemental information to enhance the readers’ understanding of, and highlight trends in, the Company’s financial results. Management believes that these measures and ratios provide users of the Company’s financial information a more complete view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. These measures should not be viewed as a substitute for net income and earnings per share as determined in accordance with GAAP.

In accordance with SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with GAAP, a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance. The following discussion provides an explanation of these supplemental measures and ratios and why management believes that they provide a more accurate view of performance. In addition, the table below presents the supplemental data and the corresponding reconciliation to GAAP financial measures for the three month periods ended March 31, 2004 and 2003.

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

Management also evaluates the net interest margin excluding the interest expense associated with the Company’s Long-term Debt – Trust Preferred Securities (“Core Net Interest Margin”). Because these instruments are utilized by the Company primarily as capital instruments, management finds it useful to view the net interest margin excluding this expense and deems it to be a more accurate view of the operational net interest margin of the Company.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2004	2003
(A) Interest income (GAAP)	$58,754	$47,239
Taxable-equivalent adjustment – Loans	104	141
Taxable-equivalent adjustment – Liquidity management assets	69	61
Taxable-equivalent adjustment – Other earning assets	14	—

Interest income – FTE	58,941	47,441
(B) Interest expense (GAAP)	22,246	20,635

Net interest income – FTE	$36,695	$26,806

(C) Net interest income (GAAP) (A minus B)	$36,508	$26,604

Net interest income – FTE	$36,695	$26,806
Add: Interest expense on long-term debt – trust preferred securities, net (1)	1,396	928

Core net interest income – FTE (2)	$38,091	$27,734

(D) Net interest margin (GAAP)	3.24%	3.13%
Net interest margin – FTE	3.26%	3.15%
Core net interest margin – FTE (2)	3.39%	3.26%
(E) Efficiency ratio (GAAP)	63.04%	65.76%
Efficiency ratio – FTE	62.82%	65.46%

(1)	Interest expense from the long-term debt – trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Net Income

Net income for the quarter ended March 31, 2004 totaled $11.6 million, an increase of $3.3 million, or 40%, over the $8.3 million recorded in the first quarter of 2003. On a per share basis, net income for the first quarter of 2004 totaled $0.54 per diluted common share, a $0.09 per share, or 20%, increase as compared to the 2003 first quarter total of $0.45 per diluted common share. The lower growth rate in the earnings per share as compared to net income was primarily due to the issuance of 1,377,108 new shares of common stock in September 2003, the issuance of 670,867 shares of common stock in October 2003 in connection with the acquisition of Advantage National Bancorp, Inc. and the issuance of 257,202 shares of common stock in December 2003 in connection with the acquisition of Village Bancorp, Inc. Common shares outstanding increased 16% from March 31, 2003 to March 31, 2004. The return on average equity for the first quarter of 2004 was 13.10%, compared to 14.51% for the prior year quarter.

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended March 31, 2004 totaled $36.7 million, an increase of $9.9 million, or 37%, as compared to the $26.8 million recorded in the same quarter of 2003. This increase mainly resulted from loan growth and increases in liquidity management assets and to a lesser extent an increase in the interest rate spread. The table on page 22 presents a summary of the dollar amount of changes in net interest income attributable to changes in the volume of earning assets and changes in the interest rate spread. Average loans in the first quarter of 2004 represented 76% of total earning assets and increased $760 million, or 28%, over the first quarter of 2003, while the interest rate spread (the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities) increased to 3.06% in the first quarter of 2004 from 2.92% in the same period of 2003.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the first quarter of 2004, the net interest margin was 3.26%, representing an increase of 11 basis points when compared to the net interest margin of 3.15% in the prior year first quarter, and an increase of 5 basis points when compared to the fourth quarter 2003 net interest margin of 3.21%. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.39% for the first quarter of 2004, an increase of 13 basis points compared to the prior year first quarter’s core net interest margin of 3.26%.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended
	March 31, 2004			March 31, 2003
			Yield/			Yield/
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (8)	$1,037,431	$10,024	3.89%	$715,337	$6,314	3.58%
Other earning assets (2) (3)	37,034	363	3.94	41,221	395	3.89
Loans, net of unearned income (2)(4)(8)	3,455,089	48,554	5.65	2,695,146	40,732	6.13

Total earning assets (8)	$4,529,554	$58,941	5.23%	$3,451,704	$47,441	5.57%

Allowance for loan losses	(26,556)			(19,079)
Cash and due from banks	106,688			74,653
Other assets	329,770			250,286

Total assets	$4,939,456			$3,757,564

Interest-bearing deposits	$3,610,222	$17,729	1.98%	$2,851,643	$17,102	2.43%
Federal Home Loan Bank advances	164,904	1,621	3.95	140,000	1,457	4.22
Notes payable and other borrowings	200,230	746	1.50	92,018	704	3.10
Subordinated notes	50,000	702	5.55	25,000	444	7.10
Long-term debt – trust preferred securities	98,582	1,448	5.88	50,893	928	7.29

Total interest bearing liabilities	$4,123,938	$22,246	2.17%	$3,159,554	$20,635	2.65%

Non-interest bearing liabilities	357,434			298,977
Other liabilities	102,243			68,105
Equity	355,841			230,928

Total liabilities and shareholders’ equity	$4,939,456			$3,757,564

Interest rate spread (5) (8)			3.06%			2.92%
Net free funds/contribution (6)	$405,616		0.20	$292,150		0.23

Net interest income/Net interest margin (8)		$36,695	3.26%		$26,806	3.15%

Core net interest margin (7)(8)			3.39%			3.26%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.

(2)	Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended March 31, 2004 and 2003 were $187,000 and $202,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest bearing liabilities.

(7)	The core net interest margin excludes the impact of Wintrust’s Long-term Debt - Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

The yield on total earning assets for the first quarter of 2004 was 5.23% as compared to 5.57% in 2003 and 5.24% in the fourth quarter of 2003. The decrease of 34 basis points from the first quarter of 2003 resulted primarily from the effects of demand and the market rates on loans. The first quarter 2004 yield on loans was 5.65%, a 48 basis point decrease when compared to the prior year first quarter yield of 6.13%, and a 10 basis point decrease compared to the fourth quarter of 2003. Changes in the yield on the loan portfolio result from changes in interest rates as well as changes in the mix of the loan portfolio. The Company’s loan portfolio does not re-price in a parallel fashion to changes in the prime lending rate; however, it is impacted by changes in the prime lending rate. The average prime lending rate was 4.00% during the first quarter of 2004 versus 4.25% during the first quarter of 2003, and 4.00% during the fourth quarter of 2003. Average loans comprised approximately 76% of total average earning assets in the first quarter of 2004 compared to 78% in the first quarter of 2003. The Company strives to maintain an average loan to average deposit ratio between 85-90%. During the first quarter of 2004 (compared to the first quarter of 2003), total average deposits grew $817 million while average loans grew $760 million, causing the average loan to average deposit ratio to rise to 87.1% in the first quarter of 2004 compared to 85.5% in the first quarter of 2003. The higher loan-to-deposit ratio related to the balance sheet growth over the last 12 months had a positive impact on the net interest margin. The Company continues to see healthy loan demand in non-residential mortgage related categories. Average loans increased $262 million in the first quarter of 2004 compared to the fourth quarter of 2003, comprised mainly of an increase of $131 million in commercial and commercial real estate loans and an increase of $97 million in premium finance receivables.

The rate paid on interest-bearing deposits declined 45 basis points to 1.98% in the first quarter of 2004 compared to the first quarter of 2003. This decrease helped improve the interest rate spread by 14 basis points in the first quarter of 2004 when compared to the first quarter of 2003. The rate paid on interest-bearing deposits declined by 2 basis points when compared to the fourth quarter of 2003, indicating that a low point may have been reached for deposit pricing in the current interest rate cycle. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes and other borrowings, declined to 2.96% in the first quarter of 2004 compared to 4.10% in the first quarter of 2003 as a result of the heavier use of lower rate, short-term funding in the first quarter of 2004. In addition, the rate paid on the Company’s long-term debt – trust preferred securities declined to 5.88% in the first quarter of 2004, compared to 7.29% in the first quarter of 2003, due primarily to the issuance of $25.8 million of floating rate long-term debt – trust preferred securities in the second quarter of 2003 and an additional $20.6 million of such securities in the fourth quarter of 2003. The Company utilizes the proceeds from these other borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position, funding at the Wayne Hummer Companies and for general corporate purposes.

The following table presents a reconciliation of the Company’s tax-equivalent net interest income between the three-month periods ended March 31, 2004 and March 31, 2003 and between the three-month periods ended March 31, 2004 and December 31, 2003. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the differing number of days in each quarter.

	First Quarter	First Quarter
	Of 2004	of 2004
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2003	of 2003
Tax-equivalent net interest income for comparative period	$26,806	$33,841
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	7,867	2,126
Change due to interest rate fluctuations (rate)	1,727	1,100
Change due to number of days in each quarter (days)	295	(372)

Tax-equivalent net interest income for the period ended March 31, 2004	$36,695	$36,695

Non-interest Income

For the first quarter of 2004, non-interest income totaled $18.7 million, an increase of $943,000, or 5%, over the prior year quarter. The increase in non-interest income is primarily a result of increased revenue from wealth management, higher gain on sale of premium finance receivables and higher net available-for-sale securities gains offset by lower gains on mortgage loans sold. Non-interest income generated by Advantage Bank and Village Bank, which were acquired in October 2003 and December 2003, respectively, helped offset the decline in gains on mortgage loans sold. These acquisitions contributed $464,000 to non-interest income in the first quarter of 2004 (including $83,000 in service charges on deposit accounts, $35,000 in net available-for-sale securities gains, $316,000 in fees from covered call options and $30,000 in miscellaneous other income.) Non-interest income as a percentage of net revenue decreased to 34% in the first quarter of 2004, down from 40% in the first quarter of 2003.

The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2004	2003	Change	Change
Trust and asset management fees	$2,178	$1,614	$564	35%
Brokerage fees	6,295	4,337	1,958	45

Total wealth management fees	8,473	5,951	2,522	42

Gains on mortgage loans sold	2,124	4,598	(2,474)	(54)
Service charges on deposit accounts	973	855	118	14
Gain on sale of premium finance receivables	1,475	1,162	313	27
Administrative services revenue	942	1,091	(149)	(14)
Net available-for-sale securities gains	852	386	466	121
Other:
Fees from covered call options	2,175	2,144	31	1
Bank Owned Life Insurance	509	482	27	6
Miscellaneous	1,163	1,074	89	8

Total other	3,847	3,700	147	4

Total non-interest income	$18,686	$17,743	$943	5%

Wealth management fees are comprised of the trust and asset management revenues generated by WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at the Wayne Hummer Companies (including LFCM since its acquisition in February 2003). Wealth management fees totaled $8.5 million in the first quarter of 2004, a $2.5 million, or 42%, increase from the $6.0 million recorded in the first quarter of 2003. Wealth management fees also increased $271,000 compared to the fourth quarter of 2003, the fourth consecutive quarter of improvement. These increases are a result of recent gains in the overall equity market as well as the Company’s continued efforts to grow this business. Valuations of the equity securities under management affect the fees earned thereon and trading volumes directly affect brokerage fees. The Company’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream. Total assets under management and/or administration by WHTC and WHAMC were $1.6 billion at March 31, 2004 and $1.4 billion at March 31, 2003.

Gains on mortgage loans sold include income from originating and selling residential real estate loans into the secondary market. For the quarter ended March 31, 2004, these fees totaled $2.1 million, a decrease of $2.5 million, or 54%, from the $4.6 million recorded in the prior year first quarter, and an increase of $565,000 from the fourth quarter of 2003. As previously disclosed, the level of refinancing activity declined significantly in the fourth quarter of 2003 as mortgage rates rose. Re-financings picked up slightly in the first quarter of 2004 as mortgage rates briefly declined, causing the increase in gains in the first quarter of 2004 compared to the fourth quarter of 2003. These gains are a continuous source of revenue. However, given the current level of rates, it is anticipated that they will continue at levels in future quarters of 2004 similar to the fourth quarter of 2003.

Service charges on deposit accounts totaled $973,000 for the first quarter of 2004, an increase of $118,000, or 14%, when compared to the same quarter of 2003. This increase was mainly due to $83,000 from Advantage Bank and Village Bank in the first quarter of 2004 and a larger deposit base and a greater number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

As a result of continued strong loan originations of premium finance receivables, Wintrust sold premium finance receivables to an unrelated third party financial institution in the first quarter of 2004 and recognized gains totaling $1.5 million related to this activity on sales of $90.0 million of net receivables, compared with $1.2 million of recognized gains in the first quarter of 2003 on sales of $72.7 million. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread averaged 4.74% in the first three months of 2004 compared to 4.52% in the same period last year. The higher amount of gain recognized in the first quarter of 2004 compared to the prior year, was primarily due to a higher volume of loans sold, a higher spread on the loans sold and lower estimated credit losses. FIFC continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts FIFC is contractually entitled to receive from the customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the first quarter of 2004, clean up calls resulted in increased gains (primarily from reversing the remaining balances of the related liability for the Company’s recourse obligation related to the loans) of approximately $115,000 compared to $111,000 in the first quarter of 2003. In addition, estimated credit losses were reduced to 0.25% of the estimated average balances in the first quarter of 2004, compared to 0.50% in the first three months of 2003. The average terms of the loans during both the first quarter of 2004 and 2003 were estimated at approximately 8 months. The applicable discount rate used in determining gains related to this activity was unchanged during 2003 and 2004.

At March 31, 2004, premium finance loans sold and serviced for others for which a recourse obligation related to credit losses is retained totaled approximately $139.6 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At March 31, 2004, the remaining estimated recourse obligation carried in other liabilities was approximately $347,000.

Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first three months of 2004 for premium finance receivables sold and serviced for others totaled $37,000. At March 31, 2004, non-performing loans related to this sold portfolio were approximately $811,000, or 0.58%, of the sold loans. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.

Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the first quarter of 2004, the ratio was approximately 87%. Consistent with Wintrust’s strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

The administrative services revenue contributed by Tricom added $942,000 to total non-interest income in the first quarter of 2004, a decrease of $149,000 from the first quarter of 2003. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The revenue decrease, when compared to the first quarter of 2003 is primarily attributable to competitive rate pressures in the industry. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

Fees from covered call option transactions in the first quarter of 2004 were $2.2 million, compared to $2.1 million in the same quarter last year. During the first three months of 2004, call option contracts were written against $327 million of underlying securities, compared to $488 million in the first three months of last year. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. In the first three months of both years, the Company wrote call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management is able to effectively use the proceeds from selling covered call options to offset net interest margin compression and administers such sales in a coordinated process with the Company’s overall asset/liability management. The covered call option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at March 31, 2004, December 31, 2003 or March 31, 2003.

During the third quarter of 2002, the Company purchased $41.1 million of from Bank Owned Life Insurance (“BOLI”) to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in the executives’ employment contracts. Adjustments to the cash surrender value of the BOLI policies are recorded as non-interest income. Income from BOLI was $509,000 in the first quarter of 2004, increasing 6% from the same period last year.

Miscellaneous other non-interest income totaled $1.2 million in the first quarter of 2004, relatively unchanged from the $1.1 million reported in the same period last year.

Non-interest Expense

Non-interest expense for the first quarter of 2004 totaled $34.3 million, an increase of $5.3 million, or 19%, from the first quarter 2003 total of $28.9 million. The increase in non-interest expense, particularly salaries and employee benefits, over the first quarter of 2003, reflects the continued growth and expansion of the banks with additional branches, the growth in the premium finance business, and the addition of Advantage Bank (effective October 1, 2003) and Village Bank (effective December 1, 2003). The 2003 bank acquisitions contributed $2.0 million in total non-interest expense ($1.0 million in salaries and benefits and $1.0 million in all other categories) in the first quarter of 2004. Since March 31, 2003, total loans and total deposits have increased 32% and 25%, respectively, requiring higher levels of staffing and resulting in an increase in other costs in order to both attract and service the larger customer base. Despite the increase in non-interest expense, the Company’s efficiency ratio improved to 62.82% for the first three months of 2004 compared to 65.46% for the first three months of 2003.

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2004	2003	Change	Change
Salaries and employee benefits	$20,779	$17,450	3,329	19%
Equipment expense	2,169	1,842	327	18
Occupancy, net	2,178	1,898	280	15
Data processing	1,302	1,053	249	24
Advertising and marketing	724	539	185	34
Professional fees	968	782	186	24
Amortization of other intangible assets	200	139	61	44
Other:
Commissions – 3rd party brokers	1,012	620	392	63
Loan expense	378	598	(220)	(37)
Postage	625	559	66	12
Miscellaneous	3,922	3,431	491	14

Total other	5,937	5,208	729	14

Total non-interest expense	$34,257	$28,911	5,349	19%

Salaries and employee benefits totaled $20.8 million for the first quarter of 2004, an increase of $3.3 million, or 19%, as compared to the prior year’s first quarter total of $17.5 million. The salaries and employee benefit costs of Advantage Bank and Village Bank accounted for $1.0 million of this increase. The remaining increase of $2.3 million was primarily due to increases in salaries and employee benefit costs as a result of continued growth and expansion of the banking franchise, normal annual increases in salaries and market increases in employee benefit costs, offset by lower commissions in the first quarter of 2004 associated with decreased mortgage loan origination activity.

The remaining categories of non-interest expense, such as occupancy costs, equipment expense, professional fees and other, increased $2.0 million over the prior year first quarter. Advantage Bank and Village Bank accounted for $989,000 of the $2.0 million increase in these non-interest expense categories. The increase in the amortization of other intangible assets relates to the amortization of the value assigned to the deposit base intangibles acquired in connection with the acquisitions of Advantage Bank and Village Bank.

Commissions paid to third party brokers represent the commissions paid on higher levels of revenue generated by Focused through its network of unaffiliated banks. The decrease in loan expense reflects the lower volume of mortgage activity in the first quarter of 2004.

Income Taxes

The Company recorded income tax expense of $6.8 million for the three months ended March 31, 2004, versus $4.5 million for the same period of 2003. The effective tax rate was 36.9% and 35.4%, in the first quarter of 2004 and 2003, respectively.

Operating Segment Results

As described in Note 9 to the Consolidated Financial Statements, the Company’s operations consist of four primary segments: banking, premium finance, Tricom and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for loan losses, non-interest income and operating expenses of its banking segment. The net interest income of the banking segment includes income and related interest costs from portfolio loans that the Banks purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations.

The banking segment’s net interest income for the quarter ended March 31, 2004 totaled $32.5 million as compared to $23.7 million for the same period in 2003, an increase of $8.8 million, or 37%. This increase was primarily the result of continued growth in the loan portfolio and an improved net interest margin. Total loans increased 32% over March 31, 2003 while the net interest margin improved 11 basis points. The banking segment’s non-interest income totaled $7.4 million in the first quarter of 2004, a decrease of $1.9 million, or 20%, when compared to the first quarter of 2003 total of $9.3 million. This decrease was primarily due to $2.5 million less in fees on mortgage loans sold, reflecting significantly lower origination volumes driven by the relatively higher interest rate environment in the first quarter of 2004 compared to the first quarter of 2003, partially offset by a $466,000 increase in net securities gains. The banking segment’s net income for the quarter ended March 31, 2004 totaled $10.5 million, an increase of $2.0 million, or 23%, as compared to the prior year first quarter total of $8.5 million.

Net interest income for the premium finance segment totaled $13.0 million for the quarter ended March 31, 2004, an increase of $3.8 million, or 41%, over the $9.2 million in 2003. During the first quarter of 2004, this segment benefited from higher levels of premium finance receivables, increasing 47% when compared to balances outstanding at March 31, 2003. The premium finance segment’s non-interest income totaled $1.5 million and $1.2 million for the quarters ended March 31, 2004, and 2003, respectively. Non-interest income for this segment reflects the gains from the sale of premium finance receivables to an unrelated third party. Net after-tax profit of the premium finance segment totaled $6.6 million and $4.2 million for the quarters ended March 31, 2004 and 2003, respectively.

The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $840,000 in the first quarter of 2004, reflecting a decrease of $14,000, or 2%, compared to the $854,000 reported for the same period in 2003. Continued competitive pricing pressures in the temporary staffing industry have lowered the interest margins significantly in the last two quarters. The same competitive pricing pressures have also caused the administrative services revenues to decline steadily over the last five quarters, dropping to $955,000 in the first quarter of 2004, a decrease of $136,000, or 12%, from the $1.1 million reported in the first quarter of 2003. The segment’s net income was $282,000 in 2004 compared to $397,000 in 2003, reflecting the lower levels of non-interest income recorded in the first quarter of 2004. Continued pricing pressures could hinder the growth of this segment throughout 2004.

The wealth management segment reported net interest income of $2.1 million for 2004 compared to $1.6 million for 2003. The increase in net interest income reported in 2004 is primarily due to the net interest income allocated to the segment from a higher level of non-interest bearing and interest-bearing account balances on deposit at the Banks offset slightly by a lower level of interest-bearing brokerage customer receivables at WHI. The migration of funds from the money market mutual fund balances managed by WHAMC into insured deposit accounts of the Banks helped increase the contribution to net interest income in the first quarter of 2004. As of March 31, 2004, approximately $337.5 million had migrated into insured bank deposits at the Banks compared to $252.2 million at March 31, 2003. During December 2003, the money market mutual fund managed by WHAMC was liquidated. Additional funds deposited at the Banks in future periods in the insured bank deposits would be generated through wholesale arrangements or internal growth of the existing balances on deposit. This segment recorded non-interest income of $8.8 million during the first quarter of 2004 as compared to $6.2 million for prior year first quarter, an increase of $2.6 million or 42%. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. The increase in non-interest income in the first quarter of 2004 was comprised of approximately $2.0 million from brokerage and $0.6 million from trust and asset management. Reflecting both the increase in net interest income and non-interest income, the wealth management segment’s net income totaled $575,000 for first quarter of 2004 compared to an after-tax loss of $281,000 for the first quarter of 2003.

FINANCIAL CONDITION

Total assets were $4.96 billion at March 31, 2004, representing an increase of $1.05 billion, or 27%, over $3.91 billion at March 31, 2003. Advantage Bank and Village Bank contributed $321 million of the $1.05 billion growth in total assets. Total funding, which includes deposits, all notes and advances, including the Long-term Debt-Trust Preferred Securities, was $4.47 billion at March 31, 2004, representing an increase of $891 million, or 25%, over the March 31, 2003 reported amounts. The increased funding was primarily utilized to fund growth in the loan portfolio of $836 million since March 31, 2003 and to provide additional liquidity to the Company on a temporary basis. See Notes 3-7 of the Company’s unaudited consolidated financial statements on pages 6-9 for additional period-end detail.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2004		December 31, 2003		March 31, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$1,686,182	37%	$1,555,201	37%	$1,283,931	37%
Home equity	475,869	11	452,960	11	378,320	11
Residential real estate (1)	206,126	5	205,604	5	234,737	7
Premium finance receivables	821,972	18	724,612	17	544,114	15
Indirect auto loans	177,712	4	170,132	4	174,387	5
Tricom finance receivables	21,772	—	24,857	1	22,285	1
Consumer and other loans	65,456	1	60,184	1	57,372	2

Total loans, net of unearned income	$3,455,089	76%	$3,193,550	76%	$2,695,146	78%
Liquidity management assets (2)	1,037,431	23	947,041	23	715,337	21
Other earning assets (3)	37,034	1	36,857	1	41,221	1

Total average earning assets	$4,529,554	100%	$4,177,448	100%	$3,451,704	100%

Total average assets	$4,939,456		$4,558,472		$3,757,564

Total average earning assets to total average assets		92%		92%		92%

(1)	Includes mortgages held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets for the first quarter of 2004 increased $1.1 billion, or 31%, over the prior year first quarter and $352 million, or 34% on an annualized basis, over the fourth quarter of 2003. Total average earning assets of Advantage Bank and Village Bank totaled $250 million for the first quarter of 2004. The ratio of total average earning assets as a percent of total average assets remained consistent at 92% for each of the quarterly periods shown in the above table.

Loan growth continues to fuel the Company’s earning asset growth. Total average loans during the first quarter of 2004 increased $760 million, or 28%, over the previous year first quarter. Commercial and commercial real estate loans grew on average by 31%, home equity by 26% and premium finance receivables by 51%, compared to the first quarter of 2003. Average residential real estate loans decreased 12% compared to the first quarter of 2003, due to a lower level of mortgage loans held-for-sale in the first quarter of 2004. Average total loans increased $262 million, or 33% on an annualized basis, over the average balance in the fourth quarter of 2003.

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

Deposits

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2004		December 31, 2003		March 31, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$357,434	9%	$341,586	9%	$298,977	9%
NOW	414,946	10	404,989	11	345,299	11
Brokerage customer deposits	366,471	9	291,590	8	243,973	8
Money market	475,363	12	477,311	13	406,229	13
Savings	185,895	5	170,761	4	151,218	5
Time certificate of deposits	2,167,547	55	2,090,617	55	1,704,924	54

Total deposits	$3,967,656	100%	$3,776,854	100%	$3,150,620	100%

Total average deposits for the first quarter of 2004 were $3.97 billion, an increase of $817 million, or 26%, over the first quarter of 2003 and an increase of $191 million, or 20% on an annualized basis, over the fourth quarter of 2003. Total average deposits of Advantage Bank and Village Bank for the first quarter of 2004 were $222 million. The relative composition of the deposit base has remained relatively consistent for the periods indicated.

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook efforts to migrate funds from the money market mutual fund managed by Wayne Hummer Asset Management Company into federally-insured deposit accounts of the Wintrust Banks (“Brokerage customer deposits” in table above). Consistent with reasonable interest rate risk parameters, the funds have generally been invested in excess loan production of the Banks and FIFC as well as other investments suitable for banks. During December 2003, the money market mutual fund managed by WHAMC was liquidated.

Other Funding Sources

Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, the Company uses several other funding sources to support its interest-earning asset growth. These sources include short-term borrowings, notes payable, FHLB advances, subordinated notes, trust preferred securities, the issuance of equity securities as well as the retention of earnings.

Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $514 million in the first quarter of 2004, an increase of $206 million compared to the first quarter of 2003 average balance of $308 million, and an increase of $161 million compared to the fourth quarter 2003 average balance of $352 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
Notes payable	$16,660	$26,000	$42,837
Federal Home Loan Bank advances	164,904	144,637	140,000
Other borrowings:
Federal funds purchased	27,354	5,884	2,162
Securities sold under repurchase agreements	141,912	27,944	23,623
Wayne Hummer Companies borrowings	10,604	12,134	18,396
Other	3,700	3,700	5,000

Total other borrowings	183,570	49,662	49,181

Subordinated notes	50,000	50,000	25,000
Long-term debt – trust preferred securities	98,582	82,034	50,893

Total other funding sources	$513,716	$352,333	$307,911

During the first quarter of 2004, the Company reduced its notes payable by $25 million and increased its FHLB advances by $50 million. As of March 31, 2004, notes payable totaled $1 million and FHLB advances totaled $194 million. In addition, in December 2003, the Company issued an additional $21 million of long-term debt – trust preferred securities. During the first quarter of 2004, the Company increased its use of repurchase agreements as a low-rate funding source, resulting in an average balance of $142 million, but reduced such balances by quarter-end. As of March 31, 2004, securities sold under repurchase agreements totaled $35.9 million, representing sweep accounts for certain customers in connection with master repurchase agreements at the Banks. See Notes 6 and 7 for details of period end balances.

The Wayne Hummer Companies funding consists of demand obligations to third party banks that are used to finance securities purchased by customers on margin and securities owned by WHI, and demand obligations to brokers and clearing organizations. Borrowings to finance securities purchased by customers are collateralized with customer assets. The decrease in the average balance in the first quarter of 2004 compared to the fourth quarter of 2003 and the first quarter of 2003 is a result of lower balances required to finance securities purchased by customers on margin.

Other represents the Company’s interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies.

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2004.

Shareholders’ Equity

Total shareholders’ equity was $369.0 million at March 31, 2004 and increased $130.1 million since March 31, 2003 and $19.2 million since the end of 2003. Significant changes from the prior year first quarter resulted from the issuance of 1,377,108 shares of common stock through an underwritten public offering completed in September 2003 through which the Company realized net proceeds of approximately $46.1 million, the issuance of shares in connection with business combinations valued at $35.2 million, and the retention of earnings of approximately $38.0 million. The increase in shareholders’ equity from year-end 2003 was the result of the retention of earnings of $9.6 million, changes in unrealized net gains on available-for-sale securities and certain derivative instruments affecting other comprehensive income by $5.8 million and $3.6 million from the issuance of stock pursuant to the Company’s various stock incentive compensation plans. The annualized return on average equity for the three months ended March 31, 2004 decreased to 13.10% as compared to 14.51% for the first three months of 2003.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31,	December 31,	March 31,
	2004	2003	2003
Leverage ratio	8.5%	8.9%	6.9%
Tier 1 capital to risk-weighted assets	9.8	10.2	8.0
Total capital to risk-weighted assets	11.6	12.1	9.3
Total average equity-to-total average assets	7.2	6.4 *	6.1

* based on 12-month average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital to risk-weighted assets ratio with these new issuances of regulatory capital. As a result, the Company is planning to issue up to $40 million in additional trust preferred securities in May 2004.

In January 2004, Wintrust declared a semi-annual cash dividend of $0.10 per common share. In January 2003 and July 2003, the Company declared semi-annual cash dividends of $0.08 per common share. The dividend payout ratio was 9.3% for the first quarter of 2004 and 8.9% for the first quarter of 2003. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.

ASSET QUALITY

Allowance for Loan Losses

The following table presents a summary of the activity in the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2004	2003
Balance at beginning of period	$25,541	$18,390
Provision for loan losses	2,564	2,641
Charge-offs:
Commercial and commercial real estate loans	729	445
Home equity loans	—	—
Residential real estate loans	—	—
Consumer and other loans	146	103
Premium finance receivables	355	673
Indirect automobile loans	110	216
Tricom finance receivables	—	—

Total charge-offs	1,340	1,437

Recoveries:
Commercial and commercial real estate loans	140	43
Home equity loans	—	—
Residential real estate loans	—	—
Consumer and other loans	32	23
Premium finance receivables	103	67
Indirect automobile loans	43	42
Tricom finance receivables	—	4

Total recoveries	318	179

Net charge-offs	(1,022)	(1,258)

Balance at March 31	$27,083	$19,773

Annualized net charge-offs as a percentage of average:
Commercial and commercial real estate loans	0.14%	0.13%
Home equity loans	—	—
Residential real estate loans	—	—
Consumer and other loans	0.70	0.57
Premium finance receivables	0.12	0.45
Indirect automobile loans	0.15	0.40
Tricom finance receivables	—	(0.07)

Total loans	0.12%	0.19%

Net charge-offs as a percentage of the provision for loan losses	39.82%	47.63%

Loans at March 31	$3,464,741	$2,628,480
Allowance as a percentage of loans at period-end	0.78%	0.75%

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

The provision for loan losses totaled $2.6 million for the first quarter of 2004 and 2003. For the quarter ended March 31, 2004 net charge-offs totaled $1.0 million, down from the $1.3 million of net charge-offs recorded in the same period of 2003. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.12% in the first quarter of 2004 from 0.19% in the same period in 2003.

The increase in the allowance for loan losses of $1.5 million from December 31, 2003 to March 31, 2004, is primarily related to growth in the commercial and commercial real estate portfolio of $103.3 million, or 25% on an annualized basis, and growth in the premium finance receivables portfolio of $36.8 million, or 20% on an annualized basis, as well as an increase in the performing loans on the Company’s Watch List from $27.4 million at December 31, 2003 to $29.9 million at March 31, 2004. The allowance for loan losses as a percentage of total loans was 0.78% at March 31, 2004, compared to 0.75% at March 31, 2003. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio currently represents 5% of the total loan portfolio.

Past Due Loans and Non-performing Assets

The following table sets forth the Company’s non-performing assets as of the dates presented:

	March 31,	December 31,	March 31
(Dollars in thousands)	2004	2003	2003
Past Due greater than 90 days and still accruing:
Residential real estate and home equity	$—	$—	$13
Commercial, consumer and other	614	1,024	2,053
Premium finance receivables	2,777	3,439	1,574
Indirect automobile loans	192	313	399
Tricom finance receivables	—	—	—

Total past due greater than 90 days and still accruing	3,583	4,776	4,039

Non-accrual loans:
Residential real estate and home equity	1,723	3,217	375
Commercial, consumer and other	8,210	9,646	2,053
Premium finance receivables	6,654	5,994	5,694
Indirect automobile loans	100	107	246
Tricom finance receivables	13	—	14

Total non-accrual	16,700	18,964	8,382

Total non-performing loans:
Residential real estate and home equity	1,723	3,217	388
Commercial, consumer and other	8,824	10,670	4,106
Premium finance receivables	9,431	9,433	7,268
Indirect automobile loans	292	420	645
Tricom finance receivables	13	—	14

Total non-performing loans	20,283	23,740	12,421

Other real estate owned	390	368	984

Total non-performing assets	$20,673	$24,108	$13,405

Total non-performing loans by category as a percent of its own respective category:
Residential real estate and home equity	0.26%	0.48%	0.07%
Commercial, consumer and other	0.48	0.63	0.30
Premium finance receivables	1.20	1.26	1.37
Indirect automobile loans	0.16	0.24	0.38
Tricom finance receivables	0.06	—	0.06

Total non-performing loans	0.59%	0.72%	0.47%

Total non-performing assets as a percentage of total assets	0.42%	0.51%	0.34%

Allowance for loan losses as a percentage of non-performing loans	133.53%	107.59%	159.19%

The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Residential Real Estate and Home Equity

The non-performing residential real estate and home equity loans totaled $1.7 million at March 31, 2004. The balance declined $1.5 million from December 31, 2003. Each non-performing credit is well secured and in the process of collection. Management does not expect any material losses from the resolution of any of the credits in this category.

Non-performing Commercial, Consumer and Other

The commercial, consumer and other non-performing loan category totaled $8.8 million as of March 31, 2004. The balance in this category decreased $1.9 million from December 31, 2003. Management does not expect any material losses from the resolution of any of the relatively small number of credits in this category.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of March 31, 2004 and 2003, and the amount of net charge-offs for the periods then ended.

(Dollars in thousands)	March 31, 2004	March 31, 2003
Non-performing premium finance receivables	$9,431	$7,268
- as a percent of premium finance receivables outstanding	1.20%	1.37%
Net charge-offs of premium finance receivables	$252	$606
- annualized as a percent of average premium finance receivables	0.12%	0.45%

The level of non-performing premium finance receivables as a percent of total premium finance receivables at March 31, 2004, is down from the prior year-end level and the level reported at March 31, 2003. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $292,000 at March 31, 2004, compared to $645,000 at March 31, 2003. The ratio of these non-performing loans to total indirect automobile loans was 0.16% at March 31, 2004 compared to 0.38% at March 31, 2003. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total indirect automobile loans were 0.15% for the quarter ended March 31, 2004 compared to 0.40% in the same period in 2003. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending.

Credit Quality Review Procedures

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List. The principal amount of loans on the Company’s Watch List (exclusive of those loans reported as non-performing) as of March 31, 2004, December 31, 2003 and March 31, 2003 were $29.9 million, $27.4 million and $42.3 million, respectively. We believe these loans are performing and, accordingly, do not cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

Please refer to the Interest-Earning Assets, Deposits, Other Funding Sources and Shareholders’ Equity discussions on pages 28-31 for additional information regarding the Company’s liquidity position.

INFLATION

A banking organization’s assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company’s asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See “Quantitative and Qualitative Disclosure About Market Risks” beginning on page 38.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or the acquisition of banks, specialty finance or fee-related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•	The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly the expansion of wealth management services through the Company’s acquisitions of the Wayne Hummer Companies and Lake Forest Capital Management will depend on the successful integration of these businesses.

•	The Company’s success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.

•	Although management believes the allowance for loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.

•	If market interest rates should move contrary to the Company’s gap position on interest earning assets and interest bearing liabilities, the “gap” will work against the Company and its net interest income may be negatively affected.

•	The financial services business is highly competitive which may affect the pricing of the Company’s loan and deposit products as well as its services.

•	The Company may not be able to successfully adapt to technological changes to compete effectively in the marketplace.

•	Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business and/or changes in the temporary staffing industry.

•	Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company’s ability to successfully pursue acquisition and expansion strategies.

•	The conditions in the financial markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.

•	Unexpected difficulties or unanticipated developments related to the integration of Advantage National Bancorp, Inc. and Village Bancorp, Inc.

•	Unexpected difficulties or unanticipated developments related to the Company’s newest de novo bank, Beverly Bank & Trust Company, N.A.

•	Unforeseen difficulties in completing the proposed acquisitions of SGB Corporation and Guardian Real Estate Services as well as the integration of these businesses into and with the Company.

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

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. The Company entered into two interest rate swap contracts in the fourth quarter of 2002. A $25 million notional principal amount swap was entered into to convert a $25 million newly issued subordinated note from variable-rate to fixed-rate. The swap matures in 2012, and the notional principal amount is reduced $5 million annually, beginning in 2008, to match the principal reductions on the subordinated note. Additionally, a $31.05 million interest rate swap contract was entered into to convert the Company’s 9% Trust Preferred Securities from fixed-rate to variable-rate. This swap has a termination date of September 30, 2028, and provides the counterparty with a call option on any date on or after September 30, 2003. The call option in the swap coincides with the Company’s call option in the trust preferred securities. As of March 31, 2004, neither swap counterparty nor the Company exercised its call options on the swap and trust preferred securities, respectively. All of the Company’s interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133.

During the first quarter of 2004, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of an asset-sensitive balance sheet in a falling rate environment and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability in a falling rate environment. The Company’s exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no call options outstanding as of March 31, 2004.

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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of March 31, 2004:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total
Assets:
Federal funds sold and securities purchased under resale agreements	$298,200	—	—	—	298,200
Interest-bearing deposits with banks	5,098	—	—	—	5,098
Available-for-sale securities	100,487	45,569	319,460	237,294	702,810

Total liquidity management assets	403,785	45,569	319,460	237,294	1,006,108
Loans, net of unearned income (1)	2,319,763	619,956	541,216	18,718	3,499,653
Other earning assets	37,480	—	—	—	37,480

Total earning assets	2,761,028	665,525	860,676	256,012	4,543,241
Other non-earning assets	—	—	—	419,532	419,532

Total assets (RSA)	$2,761,028	665,525	860,676	675,544	4,962,773

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$1,953,084	977,069	771,928	7,621	3,709,702
Federal Home Loan Bank advances	—	20,005	120,818	53,200	194,023
Notes payable and other borrowings	50,165	—	—	—	50,165
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt – Trust Preferred Securities	46,393	—	—	52,570	98,963

Total interest-bearing liabilities	2,099,642	997,074	892,746	113,391	4,102,853
Demand deposits	—	—	—	362,643	362,643
Other liabilities	—	—	—	128,269	128,269
Shareholders’ equity	—	—	—	369,008	369,008
Effect of derivative financial instruments:
Interest rate swap (Company pays fixed, receives floating)	(25,000)	—	5,000	20,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$2,105,692	997,074	897,746	962,261	4,962,773

Repricing gap (RSA – RSL)	$655,336	(331,549)	(37,070)	(286,717)
Cumulative repricing gap	$655,336	323,787	286,717	—
Cumulative RSA/Cumulative RSL	131%	110%	107%
Cumulative RSA/Total assets	56%	69%	86%
Cumulative RSL/Total assets	42%	63%	81%
Cumulative GAP/Total assets	13%	7%	6%
Cumulative GAP/Cumulative RSA	24%	9%	7%

(1)	Loans, net of unearned income, include mortgages held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.

While the gap position and related ratios illustrated in the table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time. Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis includes the impact of the interest rate cap agreements. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 2004, December 31, 2003 and March 31, 2003, is as follows:

	+ 200 Basis	- 200 Basis
	Points	Points
Percentage change in net interest income due to an immediate 200 basis point shift in the yield curve: (1)
March 31, 2004	9.8%	(30.8)%
December 31, 2003	5.9%	(27.7)%
March 31, 2003	6.9%	(25.9)%

(1)	Due to the low interest rate environment at March 31, 2004 and March 31, 2003, the 200 basis point instantaneous permanent parallel shift downward in the yield curve impacted a majority of the rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits were already at their floor, or repriced downward significantly less than 200 basis points.

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

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1: Legal Proceedings.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No shares were repurchased in the first quarter of 2004. As of March 31, 2004, 85,950 shares may yet be repurchased under the Program.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

None.

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended Marh 31, 2003).

4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).

4.2	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

-	Form 8-K report filed with the SEC on January 21, 2004, provided the Company’s fourth quarter 2003 earnings release dated January 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: May 7, 2004	/s/ DAVID L. STOEHR

David L. Stoehr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)