Form 10-Q
period 2004-06-30
WINTRUST FINANCIAL CORP
filed 2004-08-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004
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

Common Stock — no par value, 20,526,276 shares, as of August 2, 2004.

PART I

ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands)	2004	2003	2003
Assets
Cash and due from banks	$100,829	$111,929	$123,439
Federal funds sold and securities purchased under resale agreements	75,409	56,620	223,142
Interest-bearing deposits with banks	3,849	6,228	5,748
Available-for-sale securities, at fair value	993,485	906,881	508,289
Trading account securities	3,293	3,669	4,913
Brokerage customer receivables	37,338	33,912	34,457
Mortgage loans held-for-sale	83,806	24,041	84,643
Loans, net of unearned income	3,695,551	3,297,794	2,896,148
Less: Allowance for loan losses	28,091	25,541	21,310

Net loans	3,667,460	3,272,253	2,874,838
Premises and equipment, net	167,077	156,714	141,488
Accrued interest receivable and other assets	131,050	123,063	99,193
Goodwill	59,378	48,490	29,835
Other intangible assets	3,205	3,598	2,409

Total assets	$5,326,179	$4,747,398	$4,132,394

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$415,339	$360,666	$317,104
Interest bearing	3,909,029	3,515,955	3,102,842

Total deposits	4,324,368	3,876,621	3,419,946
Notes payable	1,000	26,000	26,000
Federal Home Loan Bank advances	244,019	144,026	140,000
Other borrowings	56,457	78,069	57,439
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	139,587	96,811	76,816
Accrued interest payable and other liabilities	136,596	126,034	112,794

Total liabilities	4,952,027	4,397,561	3,882,995

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	20,485	20,066	17,428
Surplus	258,289	243,626	158,597
Common stock warrants	998	1,012	1,030
Retained earnings	114,368	92,301	72,861
Accumulated other comprehensive loss	(19,988)	(7,168)	(517)

Total shareholders’ equity	374,152	349,837	249,399

Total liabilities and shareholders’ equity	$5,326,179	$4,747,398	$4,132,394

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Interest income
Interest and fees on loans	$50,995	$42,238	$99,445	$82,829
Interest bearing deposits with banks	12	28	38	57
Federal funds sold and securities purchased under resale agreements	263	1,080	414	1,469
Securities	8,924	5,534	18,702	11,369
Trading account securities	39	46	74	84
Brokerage customer receivables	320	339	634	696

Total interest income	60,553	49,265	119,307	96,504

Interest expense
Interest on deposits	19,136	17,013	36,865	34,115
Interest on Federal Home Loan Bank advances	1,945	1,473	3,566	2,930
Interest on notes payable and other borrowings	384	671	1,130	1,375
Interest on subordinated notes	705	625	1,407	1,069
Interest on long-term debt — trust preferred securities	1,663	1,155	3,111	2,083

Total interest expense	23,833	20,937	46,079	41,572

Net interest income	36,720	28,328	73,228	54,932
Provision for loan losses	1,198	2,852	3,762	5,493

Net interest income after provision for loan losses	35,522	25,476	69,466	49,439

Non-interest income
Wealth management fees	8,023	7,002	16,496	12,953
Mortgage banking revenue	4,966	4,961	7,256	9,797
Service charges on deposit accounts	973	867	1,946	1,722
Gain on sale of premium finance receivables	2,064	1,108	3,539	2,270
Administrative services revenue	945	1,068	1,887	2,159
Net available-for-sale securities gains	1	220	853	606
Other	4,523	3,879	8,204	7,341

Total non-interest income	21,495	19,105	40,181	36,848

Non-interest expense
Salaries and employee benefits	22,294	18,265	43,073	35,715
Equipment expense	2,182	1,916	4,351	3,758
Occupancy, net	2,319	1,887	4,497	3,785
Data processing	1,350	1,026	2,652	2,079
Advertising and marketing	866	504	1,590	1,043
Professional fees	1,175	922	2,143	1,704
Amortization of other intangible assets	193	159	393	298
Other	7,007	5,830	12,944	11,038

Total non-interest expense	37,386	30,509	71,643	59,420

Income before income taxes	19,631	14,072	38,004	26,867
Income tax expense	7,138	5,053	13,917	9,585

Net income	$12,493	$9,019	$24,087	$17,282

Net income per common share – Basic	$0.61	$0.52	$1.19	$1.00

Net income per common share – Diluted	$0.58	$0.49	$1.12	$0.94

Cash dividends declared per common share	$—	$—	$0.10	$0.08

Weighted average common shares outstanding	20,358	17,411	20,250	17,360
Dilutive potential common shares	1,300	1,106	1,314	1,113

Average common shares and dilutive common shares	21,658	18,517	21,564	18,473

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Compre-
	Compre-			Common			hensive	Total
	hensive	Common		Stock	Treasury	Retained	Income	Shareholders'
(In thousands)	Income	Stock	Surplus	Warrants	Stock	Earnings	(Loss)	Equity
Balance at December 31, 2002		$17,216	$153,614	$81	$—	$56,967	$(876)	$227,002
Comprehensive income:
Net income	$17,282	—	—	—	—	17,282	—	17,282
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	609	—	—	—	—	—	609	609
Unrealized losses on derivative instruments	(250)	—	—	—	—	—	(250)	(250)

Comprehensive income	$17,641

Cash dividends declared		—	—	—	—	(1,388)	—	(1,388)
Purchase of treasury stock		—	—	—	(17)	—	—	(17)
Common stock issued for:
Business combination		82	2,418	950	—	—	—	3,450
Exercise of common stock warrants		1	4	(1)	—	—	—	4
Director compensation plan		5	121	—	—	—	—	126
Employee stock purchase plan and exercise of stock options		87	1,608	—	17	—	—	1,712
Restricted stock awards		37	832	—	—	—	—	869

Balance at June 30, 2003		$17,428	$158,597	$1,030	$—	$72,861	$(517)	$249,399

Balance at December 31, 2003		$20,066	$243,626	$1,012	$—	$92,301	$(7,168)	$349,837
Comprehensive income:
Net income	$24,087	—	—	—	—	24,087	—	24,087
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(13,338)	—	—	—	—	—	(13,338)	(13,338)
Unrealized gain on derivative instruments	518	—	—	—	—	—	518	518

Comprehensive income	$11,267

Cash dividends declared		—	—	—	—	(2,020)	—	(2,020)
Common stock issued for:
Business combinations		184	8,488	—	—	—	—	8,672
Exercise of common stock warrants		48	443	(14)	—	—	—	477
Director compensation plan		5	168	—	—	—	—	173
Employee stock purchase plan and exercise of stock options		155	4,656	—	—	—	—	4,811
Restricted stock awards		27	908	—	—	—	—	935

Balance at June 30, 2004		$20,485	$258,289	$998	$—	$114,368	$(19,988)	$374,152

	Six Months Ended June 30,
Disclosure of reclassification amount and income tax impact:	2004	2003
Unrealized holding (losses) gains on available for sale securities during the period, net	$(21,239)	$1,542
Unrealized holding gains (losses) on derivative instruments arising during the period	818	(387)
Less: Reclassification adjustment for gains included in net income, net	853	606
Less: Income tax (benefit) expense	(8,454)	190

Net unrealized (loss) gains on available for sale securities and derivative instruments	$(12,820)	$359

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2004	2003
Operating Activities:
Net income	$24,087	$17,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,762	5,493
Depreciation and amortization	4,789	4,886
Deferred income tax expense	958	390
Tax benefit from exercises of stock options	2,624	688
Net amortization of premium on securities	957	819
Originations of mortgage loans held-for-sale	(591,678)	(825,262)
Proceeds from sales of mortgage loans held-for-sale	657,511	840,207
Increase in trading securities, net	376	645
Net (increase) decrease in brokerage customer receivables	(3,426)	3,135
Gain on sale of premium finance receivables	(3,539)	(2,270)
Gains on mortgage loans sold	(5,371)	(9,142)
Gains on sales of available-for-sale securities, net	(853)	(606)
(Gain) loss on sale of premises and equipment, net	(561)	33
Decrease (increase) in accrued interest receivable and other assets, net	3,607	(3,027)
(Decrease) increase in accrued interest payable and other liabilities, net	(6,614)	14,104

Net Cash Provided by Operating Activities	$86,629	$47,375

Investing Activities:
Proceeds from maturities of available-for-sale securities	$119,390	$334,843
Proceeds from sales of available-for-sale securities	413,031	2,571,773
Purchases of available-for-sale securities	(638,089)	(2,865,730)
Proceeds from sales of premium finance receivables	225,720	131,965
Net cash paid for business combinations	(10,0564)	(1,688)
Net decrease (increase) in interest-bearing deposits with banks	2,379	(1,330)
Net increase in loans	(622,969)	(473,238)
Purchase of premises and equipment, net	(14,132)	(27,114)

Net Cash Used for Investing Activities	$(524,726)	$(330,519)

Financing Activities:
Increase in deposit accounts	$448,124	$330,822
(Decrease) increase in other borrowings, net	(117,982)	10,211
Decrease in notes payable, net	(25,000)	(18,025)
Proceeds from Federal Home Loan Bank advances	100,000	—
Proceeds from issuance of subordinated note	—	25,000
Proceeds from issuance of trust preferred securities, net	40,000	25,000
Issuance of common shares from stock options, employee stock purchase plan and common stock warrants	2,664	1,200
Purchases of treasury stock	—	(17)
Dividends paid	(2,020)	(1,388)

Net Cash Provided by Financing Activities	$445,786	$372,803

Net Increase in Cash and Cash Equivalents	$7,689	$89,659
Cash and Cash Equivalents at Beginning of Period	$168,549	$256,922

Cash and Cash Equivalents at End of Period	$176,238	$346,581

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

As of June 30, 2004, Wintrust had ten wholly-owned bank subsidiaries (collectively, “Banks”), eight of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”) and Beverly Bank & Trust Company, N.A. (“Beverly Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003 and Village Bank & Trust — Arlington Heights (“Village Bank”) in December 2003. Both of the banks acquired in 2003 were started as de novo banks – Advantage Bank in 2001 and Village Bank in 1995.

The Company provides loans to businesses to finance the insurance premiums they pay on their commercial insurance policies (“premium finance receivables”) on a national basis, through First Insurance Funding Corporation (“FIFC”). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation (“Crabtree”) which is a wholly-owned subsidiary of Lake Forest Bank.

Wintrust, through Tricom, Inc. of Milwaukee (“Tricom”), provides high-yielding short-term accounts receivable financing (“Tricom finance receivables”) and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to the temporary staffing industry, with clients located throughout the United States. Tricom is a wholly-owned subsidiary of Hinsdale Bank.

The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at each of the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998 and formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments, LLC (“Focused”) is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, as well as two proprietary mutual funds in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. Collectively WHI, WHAMC and Focused are referred to as the “Wayne Hummer Companies”.

In May 2004, the Company acquired SGB Corporation d/b/a/ WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides document preparation and other loan closing services to WestAmerica and its mortgage broker affiliates. WestAmerica maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. Guardian’s headquarters are located in Oakbrook Terrace, Illinois. WestAmerica is expected to provide Wintrust’s banks with an enhanced loan origination and documentation system and improved product offerings, further augment and diversify Wintrust’s revenue stream and provide additional earning assets as well as further diversification of the Company’s earning asset base. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank.

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

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions change beyond management’s expectations. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management currently views the determination of the allowance for loan losses, the valuation of the retained interest in the premium finance receivables sold and the valuations required for impairment testing of goodwill as the accounting areas that require the most subjective and complex judgments, and as such could be more subject to revision as new information becomes available.

(2) Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold and securities purchased under resale agreements with original maturities of 90 days or less.

(3) Available-for-sale Securities

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2004		December 31, 2003		June 30, 2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$61,026	$57,227	$56,663	$54,930	$12,856	$12,594
U.S. Government agencies	311,475	307,127	310,070	309,728	250,642	251,797
Municipal	14,517	14,404	11,326	11,364	8,544	8,686
Corporate notes and other debt	12,421	12,336	35,248	35,408	31,923	32,108
Mortgage-backed	541,327	516,239	403,133	393,239	107,884	107,970
Federal Reserve/FHLB Stock and other equity securities	85,398	86,152	101,029	102,212	95,115	95,134

Total available-for-sale securities	$1,026,164	$993,485	$917,469	$906,881	$506,964	$508,289

(4) Loans

The following table is a summary of the loan portfolio as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
Balance:
Commercial and commercial real estate	$1,943,236	$1,648,022	$1,458,566
Home equity	491,661	466,812	412,787
Residential real estate	185,770	173,625	140,365
Premium finance receivables	790,877	746,895	625,840
Indirect auto loans	179,759	174,071	167,198
Tricom finance receivables	28,406	25,024	24,062
Consumer and other loans	75,842	63,345	67,330

Total loans, net of unearned income	$3,695,551	$3,297,794	$2,896,148

Mix:
Commercial and commercial real estate	53%	50%	50%
Home equity	13	14	14
Residential real estate	5	5	5
Premium finance receivables	21	23	22
Indirect auto loans	5	5	6
Tricom finance receivables	1	1	1
Consumer and other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

(5) Deposits

The following is a summary of deposits as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
Balance:
Non-interest bearing	$415,339	$360,666	$317,104
NOW accounts	467,143	407,803	393,462
Brokerage customer deposits	333,572	338,479	261,475
Money market accounts	522,210	470,849	435,830
Savings accounts	195,163	183,394	161,116
Time certificates of deposit	2,390,941	2,115,430	1,850,959

Total deposits	$4,324,368	$3,876,621	$3,419,946

Mix:
Non-interest bearing	10%	9%	9%
NOW accounts	11	10	11
Brokerage customer deposits	8	9	8
Money market accounts	12	12	13
Savings accounts	4	5	5
Time certificates of deposit	55	55	54

Total deposits	100%	100%	100%

Brokerage customer deposits represent FDIC-insured deposits at the Banks from brokerage customers at WHI.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes

The following is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
Notes payable	$1,000	$26,000	$26,000
Federal Home Loan Bank advances	244,019	144,026	140,000
Other borrowings:
Federal funds purchased	250	38,800	18,900
Securities sold under repurchase agreements	37,114	26,544	20,148
Wayne Hummer Companies borrowings	16,693	9,025	14,691
Other	2,400	3,700	3,700

Total other borrowings	56,457	78,069	57,439

Subordinated notes	50,000	50,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$351,476	$298,095	$273,439

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

(7) Long-term Debt – Trust Preferred Securities

The Company issued Trust Preferred Securities in five separate issuances through Wintrust Capital Trust I, Wintrust Capital Trust II, Wintrust Capital Trust III, Wintrust Statutory Trust IV and Wintrust Statutory Trust V (the “Trusts”). The Company owns 100% of the Common Securities of each of the Trusts. The Trust Preferred Securities represent preferred undivided beneficial interests in the assets of the Trusts. The Trusts invested the proceeds from the issuances of the Trust Preferred Securities and the Common Securities in Subordinated Debentures (“Debentures”) issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.

In accordance with the provisions of Financial Accounting Standards Board’s Financial Interpretation No. 46, Revised, “Consolidation of Variable Interest Entities” (FIN 46), which reflects new accounting guidance governing when a variable interest entity should be consolidated, as of June 30, 2004, the Trusts are not consolidated in the Company’s financial statements. Accordingly, the Debentures issued by the Company to these Trusts (as opposed to the Trust Preferred Securities issued by these Trusts) are reflected in the Company’s Consolidated Statements of Condition as “Long-term debt – trust preferred securities” and the Common Securities of the Trusts are included in available-for-sale securities.

The following table is a summary of the Company’s Long-term debt - trust preferred securities as of June 30, 2004.

(Dollars in thousands)

	Trust						Earliest
	Preferred		Issuance	Rate		Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Type	Rate	Date	Date
Wintrust Capital Trust I	$31,050	$32,010	10/98	Fixed	9.00%	09/30/28	09/30/03
Less: Adjustment for fair value hedge		(673)
Wintrust Capital Trust II	20,000	20,619	06/00	Fixed	10.50%	06/30/30	06/30/05
Wintrust Capital Trust III	25,000	25,774	04/03	Floating	LIBOR+3.25%	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/03	Floating	LIBOR+2.80%	12/08/33	12/08/08
Wintrust Statutory Trust V	40,000	41,238	05/04	Floating	LIBOR+2.60%	5/11/34	06/30/09

Total		$139,587

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

The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. As a result FIN 46, the Federal Reserve has been evaluating whether deconsolidation of the Trusts will affect the qualification of the Trust Preferred Securities as Tier I capital. In May 2004, the Federal Reserve issued a Notice of Proposed Rulemaking which would allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period on March 31, 2007. Interest expense on the Long-term debt – trust preferred securities is deductible for tax purposes.

(8) Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the periods shown:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income	$12,493	$9,019	$24,087	$17,282

Average common shares outstanding	20,358	17,411	20,250	17,360
Effect of dilutive potential common shares	1,300	1,106	1,314	1,113

Weighted average common shares and effect of dilutive potential common shares	21,658	18,517	21,564	18,473

Net income per common share:
Basic	$0.61	$0.52	$1.19	$1.00

Diluted	$0.58	$0.49	$1.12	$0.94

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.

(9) Segment Information

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The other category, as shown in the following table, primarily reflects parent company information. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing the inter-segment elimination amounts shown in the following table. The following table presents a summary of certain operating information for each reportable segment for three months ended for the periods shown:

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2004	2003	Contribution	Contribution
Net interest income:
Banking	$32,633	$25,634	$6,999	27.3%
Premium finance	12,652	11,220	1,432	12.8
Tricom	909	910	(1)	(0.1)
Wealth management	1,838	1,747	91	5.2
Inter-segment eliminations	(8,991)	(8,947)	(44)	(0.5)
Other	(2,321)	(2,236)	(85)	(3.8)

Total net interest income	$36,720	$28,328	$8,392	29.6%

Non-interest income:
Banking	$10,069	$9,837	$232	2.4%
Premium finance	2,064	1,108	956	86.3
Tricom	945	1,071	(126)	(11.8)
Wealth management	8,394	7,207	1,187	16.5
Inter-segment eliminations	(155)	(118)	(37)	(21.4)
Other	178	—	178	N/M

Total non-interest income	$21,495	$19,105	$2,390	12.5%

Segment profit (loss):
Banking	$11,058	$9,325	$1,733	18.6%
Premium finance	6,776	5,244	1,532	29.2
Tricom	336	392	(56)	(14.3)
Wealth management	160	164	(4)	(2.4)
Inter-segment eliminations	(3,733)	(4,035)	302	7.5
Other	(2,104)	(2,071)	(33)	(1.6)

Total segment profit	$12,493	$9,019	$3,474	38.5%

Segment assets:
Banking	$5,211,514	$4,035,623	$1,175,891	29.1%
Premium finance	800,454	690,342	110,112	16.0
Tricom	43,689	39,371	4,318	11.0
Wealth management	80,093	77,553	2,540	3.3
Inter-segment eliminations	(832,517)	(740,005)	(92,512)	(12.5)
Other	22,946	29,510	(6,564)	(22.2)

Total segment assets	$5,326,179	$4,132,394	$1,193,785	28.9%

N/M = Not Meaningful

The following table presents a summary of certain operating information for each reportable segment for six months ended for the periods shown:

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2004	2003	Contribution	Contribution
Net interest income:
Banking	$65,135	$49,348	$15,787	32.0%
Premium finance	25,679	20,464	5,215	25.5
Tricom	1,749	1,764	(15)	(0.9)
Wealth management	3,891	3,303	588	17.8
Inter-segment eliminations	(18,544)	(15,796)	(2,748)	(17.4)
Other	(4,682)	(4,151)	(531)	(12.8)

Total net interest income	$73,228	$54,932	$18,296	33.3%

Non-interest income:
Banking	$17,503	$19,156	(1,653)	(8.6)%
Premium finance	3,539	2,270	1,269	55.9
Tricom	1,887	2,162	(275)	(12.7)
Wealth management	17,175	13,395	3,780	28.2
Inter-segment eliminations	(211)	(154)	(57)	(37.0)
Other	288	19	269	N/M

Total non-interest income	$40,181	$36,848	$3,333	9.0%

Segment profit (loss):
Banking	$21,518	$17,812	$3,706	20.8%
Premium finance	13,405	9,436	3,969	42.1
Tricom	610	789	(179)	(22.7)
Wealth management	735	(117)	852	N/M
Inter-segment eliminations	(7,820)	(6,813)	(1,007)	(14.8)
Other	(4,361)	(3,825)	(536)	(14.0)

Total segment profit	$24,087	$17,282	$6,805	39.4%

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

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivative financial instruments, such as interest rate cap and interest rate swap agreements, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in income. Derivative contracts are valued using market values provided by the respective counterparties and are periodically validated by comparison with other third parties.

At June 30, 2004, the Company had two interest rate swap contracts, totaling $56.05 million in notional principal amount, both of which qualified for hedge accounting. The following table presents a summary of these derivative instruments and whether the contracts were cash flow (CF) hedges with changes in fair values reported as other comprehensive income (OCI) or fair value (FV) hedges with changes in fair values reported in the income statement (IS):

(Dollars in thousands)

					June 30, 2004		December 31, 2003
	Type of	Change in	Maturity		Notional	Fair	Notional	Fair
Derivative Instrument	hedge	market value	Date		Amount	Value	Amount	Value
Interest rate swap	CF	OCI	2/27/04		$—	$—	$25,000	$(245)
Interest rate swap	CF	OCI	10/29/12		25,000	334	25,000	(331)
Interest rate swap (callable)	FV	IS	9/30/28	(03)	31,050	(673)	31,050	(632)

All of the interest rate derivatives designated as hedges in SFAS 133 relationships were considered highly effective during the six months ending June 30, 2004, and none of the changes in fair value of these derivatives was attributed to hedge ineffectiveness.

No interest rate cap contracts were entered into in 2003 or 2004, and the Company had no interest rate cap contracts outstanding at June 30, 2004, December 31, 2003 or June 30, 2003.

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios or the right to sell certain securities to us at predetermined prices. These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are reported in other non-interest income. There were no call or put options outstanding as of June 30, 2004, December 31, 2003 or June 30, 2003.

The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated in a SFAS 133 hedge relationship. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At June 30, 2004, the Company had approximately $161.3 million of interest rate lock commitments and $245.1 million of forward commitments for the future delivery of residential mortgage loans. The aggregate fair value of these derivatives at June 30, 2004 was nominal. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

(11) Business Combinations

In May 2004, Wintrust completed the acquisition of SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica’s and Guardian’s results of operations are included in Wintrust’s 2004 results since the effective date of acquisition (May 1, 2004). WestAmerica and Guardian were acquired for a total purchase price of $19.4 million, including the issuance of 180,438 shares of Wintrust’s common stock (then valued at $8.5 million.)

In December 2003, Wintrust completed the acquisition of Village Bancorp, Inc., and its wholly-owned subsidiary, Village Bank & Trust — Arlington Heights (“Village Bank”). Village Bancorp, Inc.’s only activity is its ownership of Village Bank. Village Bank’s results of operations have been included in Wintrust’s consolidated financial statements since the effective date of the acquisition (December 1, 2003).

In October 2003, Wintrust completed the acquisition of Advantage National Bancorp, Inc., and its wholly-owned subsidiary, Advantage National Bank (“Advantage Bank”). Advantage National Bancorp, Inc.’s only activity is its ownership of Advantage Bank. Advantage Bank’s results of operations have been included in Wintrust’s consolidated financial statements since the effective date of the acquisition (October 1, 2003).

In February 2003, Wintrust completed the acquisition of Lake Forest Capital Management Company (“LFCM”) based in Lake Forest, Illinois. Upon consummation, LFCM was merged into Wayne Hummer Asset Management Company, Wintrust’s existing asset management subsidiary. LFCM’s results of operations have been included in Wintrust’s consolidated financial statements since the effective date of acquisition (February 1, 2003).

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

A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	June 30,
(In thousands)	2004	Acquired	Losses	2004
Banking	$19,381	$10,548	$—	$29,929
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	20,151	340	—	20,491
Parent and other	—	—	—	—

Total	$48,490	$10,888	$—	$59,378

The $10.9 million increase in goodwill in the first six months of 2004 primarily relates to $10.5 million of goodwill recorded in connection with the acquisitions of WestAmerica and Guardian. Wintrust could pay additional contingent consideration related to the WestAmerica and Guardian purchases upon the attainment of certain performance measures over the next five years. Such additional consideration, if any, would increase goodwill when it is determined to be payable beyond a reasonable doubt. The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the purchase agreement. Wintrust could pay additional contingent consideration pursuant to the LFCM purchase upon the attainment of certain performance measures over the next three years.

At June 30, 2004 and 2003, Wintrust had $3.2 million and $2.4 million, respectively, in unamortized finite-lived intangible assets, classified on the Consolidated Statement of Condition as other intangible assets. These other intangible assets relate to the portion of the purchase price assigned to the value of customer lists acquired in the acquisitions of LFCM and WHAMC and the value of the deposit bases acquired in the acquisitions of Advantage Bank and Village Bank. The wealth management segment and banking segment accounted for $1.9 million and $1.3 million, respectively, of the other intangible assets as of June 30, 2004. The values assigned to the customer lists of LFCM and WHAMC are being amortized on an accelerated basis over seven years and the values assigned to the deposit bases of Advantage Bank and Village Bank are being amortized on an accelerated basis over ten-year periods. Estimated amortization expense on finite-lived intangible assets for the years ended 2004 through 2008 is as follows:

(Dollars in thousands)

Actual in 6 months ended June 30, 2004	$393
Estimated remaining in 2004	387
Estimated – 2005	661
Estimated – 2006	554
Estimated – 2007	465
Estimated – 2008	396

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2004	2003	2004	2003
Net income
As reported	$12,493	$9,019	$24,087	$17,282
Compensation cost of stock options based on fair value, net of related tax effect	(538)	(326)	(1,065)	(654)

Pro forma	$11,955	$8,693	$23,022	$16,628

Earnings per share – Basic
As reported	$0.61	$0.52	$1.19	$1.00
Compensation cost of stock options based on fair value, net of related tax effect	(0.02)	(0.02)	(0.05)	(0.04)

Pro forma	$0.59	$0.38	$1.14	$0.96

Earnings per share – Diluted
As reported	$0.58	$0.49	$1.12	$0.94
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.02)	(0.05)	(0.04)

Pro forma	$0.55	$0.47	$1.07	$0.90

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model is sensitive to changes in the subjective assumptions, which can materially affect the fair value estimates. As a result, the pro forma amounts indicated above may not be representative of the effects on reported net income for future years.

Included in the determination of net income as reported is compensation expense related to restricted share awards of $181,000 ($112,000 net of tax) in the second quarter of 2004 and $196,000 ($121,000 net of tax) in the second quarter of 2003. For the six months ended June 30, 2004 and 2003, net income as reported included compensation expense related to restricted share awards of $355,000 ($218,000 net of tax) and $387,000 ($239,000 net of tax), respectively.

(14) Pending Acquisitions

On May 10, 2004 the Company announced the signing of a definitive agreement to acquire Northview Financial Corporation (“Northview”), the parent company of Northview Bank and Trust, with locations in Northfield, Mundelein and Wheaton, Illinois, and Northview Mortgage, LLC. Northview Bank and Trust began operations as a de novo bank in 1993 and had total assets of approximately $338 million as of June 30, 2004. The aggregate purchase price, including the value of in-the-money options, is approximately $48.4 million.

On June 14, 2004 the Company announced the signing of a definitive agreement to acquire Town Bankshares, Ltd, parent company of Town Bank that has locations in Delafield and Madison, Wisconsin. Town Bank began operations as a de novo bank in 1998 and had total assets of approximately $234 million as of June 30, 2004. The aggregate purchase price, including the value of in-the-money options, is approximately $42.1 million.

These acquisitions will help fulfill Wintrust’s plan to continue expansion into desirable suburban communities within the Chicago and Milwaukee market areas. Each transaction is subject to approval by the respective selling shareholders as well as the applicable bank regulators and certain closing conditions. The Northview transaction is expected to close in September 2004 and the Town Bank transaction is expected to close in the fourth quarter of 2004.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2004, compared with December 31, 2003, and June 30, 2003, and the results of operations for the three and six-month periods ended June 30, 2004 and 2003 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview and Strategy

Wintrust is a financial holding company engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area through its ten bank subsidiaries (collectively, “Banks”). Additionally, the Company operates various non-bank subsidiaries.

Wintrust organized its first bank in December 1991. As of June 30, 2004, it has organized a total of eight banks and purchased two banks that were started in 1995 and 2001. In early April 2004, the Company’s tenth bank subsidiary, Beverly Bank was opened on the southwest side of Chicago to service the Beverly Hills/Morgan Park communities as well as the surrounding communities of Evergreen Park and Merrionette Park. The Company has grown to $5.33 billion in total assets at June 30, 2004 from $4.13 billion in total assets at June 30, 2003, an increase of 29%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring new banks and opening new branch facilities, and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of our operating subsidiaries as they mature, offset by the costs of establishing and acquiring new banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

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

Subsequent to these initial dates of operations, each of the Banks, except Beverly Bank, has established additional full-service banking facilities. As of June 30, 2004, the Banks had 42 banking facilities, compared to 32 as of June 30, 2003. During those twelve months, the Company opened its tenth bank subsidiary, Beverly Bank, on the southwest side of Chicago, Lake Forest Bank opened a new branch serving the Ravinia community (Highland Park Bank & Trust), North Shore Bank opened a new branch (the Wayne Hummer Bank) in the downtown Chicago office of Wayne Hummer Investments, Hinsdale Bank opened a new branch in Downers Grove (the Community Bank of Downers Grove), Libertyville Bank opened a new branch in Gurnee (the Gurnee Community Bank), Northbrook opened a new branch in Buffalo Grove (Buffalo Grove Bank & Trust), and the Company added four banking locations with the acquisitions of Advantage Bank (with banking locations in Elk Grove Village and Roselle) and Village Bank (with banking locations in Arlington Heights and Prospect Heights).

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

First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $641 million in loan (premium finance receivables) volume in the second quarter of 2004, $1.3 billion in the first six months of 2004 and $2.3 billion during the full year 2003. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued strong origination volume in 2004, FIFC sold approximately $136 million, or 21%, of the receivables originated in the second quarter of 2004, to an unrelated third party with servicing retained. On a year-to-date basis, FIFC sold approximately $226 million, or 17%, of the receivables originated in the first six months of 2004, compared to sales of $132 million, or 12%, of the receivables originated during the first six months of 2003. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios during 1999. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

As part of its continuing strategy to enhance and diversify its earning asset base and revenue stream, in May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate Guardian Real Estate Services, Inc (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and its mortgage broker affiliates. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. Guardian’s headquarters are located in Oakbrook Terrace, Illinois. WestAmerica will provide the Banks with an enhanced loan origination and documentation system which should allow each firm to better utilize existing operational capacity and improve the product offering for the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be retained by the Banks in their loan portfolios resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base.

In October 1999, the Company acquired Tricom, Inc. of Milwaukee (“Tricom”) as part of its strategy to pursue specialized earning asset niches. Tricom is a company based in the Milwaukee area that has been in business since 1989 and specializes in providing high-yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect their interests. By virtue of the Company’s funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services.

In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks, including indirect auto lending which is conducted through Hinsdale Bank, equipment leasing which is conducted at Lake Forest Bank, and Barrington Bank’s Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has developed a specialty in small aircraft lending. The Company continues to pursue the development and/or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales. The Company is not pursuing growth in indirect auto lending, however, and anticipates that the indirect auto loan portfolio will comprise a smaller portion of the loan portfolio in the future.

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

WHI, a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Headquartered in Chicago, WHI operates an office in Appleton, Wisconsin, and as of June 30, 2004, has established branch locations in offices at Lake Forest Bank, Hinsdale Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank. The Company plans to open WHI offices at each of the Banks. WHI is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers. Focused, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with community-based financial institutions located primarily in Illinois.

WHAMC, a registered investment advisor, is the investment advisory affiliate of WHI and is advisor to the Wayne Hummer proprietary mutual funds. The Wayne Hummer funds include the Wayne Hummer Growth Fund and the Wayne Hummer Core Portfolio Fund. WHAMC also provides money management and advisory services to individuals and institutional, municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans.

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

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
WHTC	$631,318	$578,356	$485,295
WHAMC(1)	818,556	796,095	704,900
WHAMC’s proprietary mutual funds	182,128	186,441	309,824
WHI – brokerage assets in custody	4,800,000	4,700,000	4,200,000

(1)	Excludes the proprietary mutual funds managed by WHAMC

The decrease in the amount of the managed assets in WHAMC’s proprietary mutual funds from the second quarter of 2003 relates primarily to the migration of balances from the WHAMC money market mutual fund to FDIC-insured deposit accounts at the Banks. WHAMC’s money market mutual fund was liquidated in December 2003. The money market mutual fund balance was $142 million at June 30, 2003. In addition, the WHAMC Income Fund was liquidated in the second quarter of 2004. The Income Fund had a balance of $12.2 million at December 2003 and $18.7 million at June 30, 2003.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for 2004 as compared to the same periods last year, are shown in the table below:

	Six Months	Six Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2004	June 30, 2003	Change
Net income	$24,087	$17,282	39%
Net income per common share – Diluted	1.12	0.94	19
Net revenue(1)	113,409	91,780	24
Net interest income	73,228	54,932	33
Net interest margin(5)	3.19%	3.14%	5	bp
Core net interest margin(2)(5)	3.32	3.26	6
Net overhead ratio(3)	1.25	1.18	7
Efficiency ratio(4)(5)	63.44	64.86	(142)
Return on average assets	0.96	0.90	6
Return on average equity	13.41	14.74	(133)

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	June 30, 2004	June 30, 2003	Change
Net income	$12,493	$9,019	39%
Net income per common share – Diluted	0.58	0.49	18
Net revenues(1)	58,215	47,433	23
Net interest income	36,720	28,328	30
Net interest margin(5)	3.12%	3.14%	(2)	bp
Core net interest margin(2)(5)	3.26	3.26	—
Net overhead ratio(3)	1.23	1.15	8
Efficiency ratio(4)(5)	64.02	64.30	(28)
Return on average assets	0.97	0.91	6
Return on average equity	13.70	14.95	(125)

At end of period
Total assets	$5,326,179	$4,132,394	29%
Total loans, net of unearned income	3,695,551	2,896,148	28
Total deposits	4,324,368	3,419,946	26
Total shareholders’ equity	374,152	249,399	50
Book value per common share	18.26	14.31	28
Market price per common share	50.51	29.79	70
Allowance for loan losses to total loans	0.76%	0.74%	2	bp
Non-performing assets to total assets	0.31	0.35	(4)

(1)	Net revenue includes net interest income and non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt – Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Certain returns, yields, performance ratios, or growth rates are “annualized” in this presentation and throughout this report to represent an annual time period. This is done for analytical purposes to better discern for decision-making purposes underlying performance trends when compared to full-year or year-over-year amounts. For example, balance sheet growth rates are most often expressed in terms of an annual rate. As such, 5% growth during a quarter would represent an annualized growth rate of 20%.

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

In accordance with SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with GAAP, a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance. The following discussion provides an explanation of these supplemental measures and ratios and why management believes that they provide a more accurate view of performance. In addition, the table below presents the supplemental data and the corresponding reconciliation to GAAP financial measures for the three month and six month periods ended June 30, 2004 and 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
(A) Interest income (GAAP)	$60,553	$49,265	$119,307	$96,504
Taxable-equivalent adjustment – loans	103	124	208	265
Taxable-equivalent adjustment – liquidity management assets	66	73	134	134
Taxable equivalent adjustment – other earning assets	14	39	28	39

Interest income – FTE	$60,736	$49,501	$119,677	$96,942
(B) Interest expense (GAAP)	23,833	20,937	46,079	41,572

Net interest income – FTE	$36,903	$28,564	$73,598	$55,370

(C) Net interest income (GAAP) (A minus B)	$36,720	$28,328	$73,228	$54,932
Net interest income – FTE	$36,903	$28,564	$73,598	$55,370
Add: Interest expense on long-term debt – trust preferred securities, net(1)	1,604	1,149	2,999	2,076

Core net interest income – FTE(2)	$38,507	$29,713	$76,597	$57,446

(D) Net interest margin (GAAP)	3.11%	3.11%	3.17%	3.12%
Net interest margin – FTE	3.12%	3.14%	3.19%	3.14%
Core net interest margin – FTE(2)	3.26%	3.26%	3.32%	3.26%
(E) Efficiency ratio (GAAP)	64.22%	64.62%	63.65%	65.17%
Efficiency ratio – FTE	64.02%	64.30%	63.44%	64.86%

(1)	Interest expense from the long-term debt – trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Net Income

Net income for the quarter ended June 30, 2004 totaled $12.5 million, an increase of $3.5 million, or 39%, over the $9.0 million recorded in the second quarter of 2003. On a per share basis, net income for the second quarter of 2004 totaled $0.58 per diluted common share, a $0.09 per share, or 18%, increase compared to the 2003 second quarter total of $0.49 per diluted common share. Return on average equity for the second quarter of 2004 was 13.70%, compared to 14.95% for the prior year quarter.

Net income for the first six months of 2004, totaled $24.1 million, an increase of $6.8 million, or 39%, compared to $17.3 million for the same period in 2003. On a per share basis, net income per diluted common share was $1.12 for the first six months of 2004, an increase of 19%, compared to $0.94 for the first six months of 2003. Return on average equity for the first six months of 2004 was 13.41% versus 14.74% for the same period of 2003.

The lower growth rate in the earnings per share as compared to net income for the second quarter and for the six months ended June 30, 2004 was due primarily to an increase in the number of common shares outstanding. Common shares outstanding increased due to the issuance of 1,377,108 new shares of common stock in September 2003, the issuance of 670,867 shares of common stock in October 2003 in connection with the acquisition of Advantage National Bancorp, Inc., the issuance of 257,202 shares of common stock in December 2003 in connection with the acquisition of Village Bancorp, Inc. and the issuance of 180,438 shares of common stock in May 2004 in connection with the acquisitions of WestAmerica and Guardian. Common shares outstanding increased 17% from June 30, 2003 to June 30, 2004.

Wintrust acquired several operating companies since January 2003, including LFCM effective February 1, 2003, Advantage Bank effective October 1, 2003, Village Bank effective December 1, 2003 and WestAmerica and Guardian effective May 1, 2004. The results of operations of each of these entities have been included in Wintrust’s results of operations since the respective effective dates.

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended June 30, 2004 totaled $36.9 million, an increase of $8.3 million, or 29%, as compared to the $28.6 million recorded in the same quarter of 2003. This increase resulted mainly from a 30% increase in total average earning assets compared to the second quarter of 2003. Average loans increased $842 million, or 29%, and average liquidity management assets increased $260 million, or 34%, compared to the second quarter 2003. The interest rate spread increased one basis point (to 2.92% from 2.91%) in the second quarter of 2004 compared to the second quarter of 2003. The table on page 25 presents a summary of the dollar amount of changes in net interest income attributable to changes in the volume of earning assets and changes in the interest rate spread.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the second quarter of 2004 the net interest margin was 3.12%, a decrease of two basis points when compared to the net interest margin of 3.14% in the prior year second quarter. The net interest margin in the second quarter of 2004 decreased 14 basis points compared to the first quarter 2004 as the yield on earning assets decreased by nine basis points and the rate paid on interest-bearing liabilities increased by five basis points. The earning asset yield decline was attributable to a 21 basis point decrease in yield on liquidity management assets and a nine basis point decrease in the yield on loans. The yield on liquidity management assets decreased as the maturity structure of certain assets shortened. The lower loan yield was due to a higher level of residential mortgage loan balances (as a result of the acquisition of WestAmerica), competitive pricing pressures in the premium finance industry and lower delinquency fees as the premium finance portfolio credit quality improves. The five basis point increase in the rate paid on interest-bearing liabilities was due to Treasury-based deposit products re-pricing higher during the second quarter of 2004 in advance of the 25 basis point increase announced by the Federal Reserve Bank on June 30, 2004, promotional deposit pricing associated with opening new branches and a new de novo bank in communities not previously served by Wintrust and the extension of maturities on fixed maturity time deposits in anticipation of continued rate increases.

The core net interest margin, which excludes the interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.26% for the second quarter of 2004 and 2003.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2004			June 30, 2003
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets(1)(2)(8)	$1,016,517	9,265	3.67%	$756,598	$6,715	3.56%
Other earning assets(2)(3)(8)	38,202	373	3.93	40,162	424	4.23
Loans, net of unearned income(2)(4)(8)	3,699,021	51,098	5.56	2,856,728	42,362	5.95

Total earning assets(8)	$4,753,740	$60,736	5.14%	$3,653,488	$49,501	5.43%

Allowance for loan losses	(28,633)			(20,663)
Cash and due from banks	103,892			73,301
Other assets	347,455			265,416

Total assets	$5,176,454			$3,971,542

Interest-bearing deposits	$3,829,382	$19,136	2.01%	$2,988,099	$17,013	2.28%
Federal Home Loan Bank advances	214,351	1,945	3.65	140,000	1,473	4.22
Notes payable and other borrowings	100,469	384	1.54	91,433	671	2.94
Subordinated notes	50,000	705	5.58	42,033	625	5.88
Long-term debt – trust preferred securities	122,105	1,663	5.45	70,830	1,155	6.52

Total interest-bearing liabilities	$4,316,307	$23,833	2.22%	$3,332,395	$20,937	2.52%

Non-interest bearing deposits	375,986			312,146
Other liabilities	117,320			85,057
Equity	366,841			241,944

Total liabilities and shareholders’ equity	$5,176,454			$3,971,542

Interest rate spread(5)(8)			2.92%			2.91%
Net free funds/contribution(6)	$437,433		0.20	$321,093		0.23

Net interest income/Net interest margin(8)		$36,903	3.12%		$28,564	3.14%

Core net interest margin(7)(8)			3.26%			3.26%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.

(2)	Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended June 30, 2004 and 2003 were $183,000 and $236,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held for sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	Core net interest margin excludes the effect of Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

The yield on total earning assets for the second quarter of 2004 was 5.14%, a decrease of 29 basis points compared to 5.43% for the same period in 2003. The decrease of 29 basis points resulted primarily from the effects of competitive market pressures on loan rates. The second quarter 2004 yield on loans was 5.56%, a 39 basis point decrease compared to the prior year second quarter yield of 5.95%. Changes in the yield on loans result from changes in interest rate as well as changes in the mix of the loan portfolio. The Company’s loan portfolio does not reprice in parallel fashion to changes in the prime lending rate; however, it is impacted by changes in the prime rate. The average prime lending rate was 24 basis points lower in the second quarter of 2004 compared to the second quarter of 2003 (4.00% versus 4.24%). Average loans comprised 78% of total average earning assets in both the second quarter of 2004 and 2003. The average loan to deposit ratio was 88.0% in the second quarter of 2004 and 86.6% in the second quarter of 2003. The Company continues to see healthy loan demand in non-residential mortgage related categories. Average loans increased $244 million in the second quarter of 2004 (compared to the first quarter of 2004), following growth of $262 million in the first quarter of 2004. The increase in loans in the second quarter of 2004 was comprised mainly of $154 million of commercial and commercial real estate loans and $56 million of mortgage loans held-for-sale (which was solely due to the acquisition of WestAmerica in May 2004.)

The rate paid on interest-bearing liabilities for the second quarter of 2004 was 2.22%, compared to 2.52% in the second quarter of 2003, a decline of 30 basis points. Interest-bearing deposits accounted for 89% of total interest-bearing funding in the second quarter of 2004, compared to 90% in the same period of 2003. The rate paid on interest-bearing deposits averaged 2.01% for the second quarter of 2004 versus 2.28% for the same quarter of 2003, a decrease of 27 basis points. Following a two basis point decline in the average rate paid on interest-bearing deposits in the first quarter of 2004 (compared to the fourth quarter of 2003), the average rate on interest bearing deposits increased three basis points in the second quarter (compared to the first quarter of 2004), indicating that a low point was reached for deposit pricing during the first quarter of 2004 in the current interest rate cycle. The average rate paid on other funding sources (FHLB advances, notes payable, other borrowings, subordinated notes and long-term debt – trust referred securities) decreased to 3.86% in the second quarter of 2004 compared to 4.56% in the second quarter of 2003. The average balance of each of these funding sources increased while the average rate paid on each of these funding sources decreased in the second quarter of 2004 compared to the second quarter of 2003. The Company uses the proceeds from these other borrowing sources to fund the additional capital requirements of the Banks, manage its regulatory capital position and its interest rate risk position, for funding at the Wayne Hummer Companies and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2004			June 30, 2003
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets(1)(2)(8)	$1,027,862	$19,288	3.77%	$736,041	$13,029	3.57%
Other earning assets(2)(3)(8)	37,587	736	3.94	40,571	819	4.07
Loans, net of unearned income(2)(4)(8)	3,576,850	99,653	5.60	2,777,958	83,094	6.03

Total earning assets(8)	$4,642,299	$119,677	5.18%	$3,554,570	$96,942	5.50%

Allowance for loan losses	(27,594)			(19,890)
Cash and due from banks	105,430			74,136
Other assets	340,873			258,102

Total assets	$5,061,008			$3,866,918

Interest-bearing deposits	$3,719,643	$36,865	1.99%	$2,921,536	$34,115	2.35%
Federal Home Loan Bank advances	189,628	3,566	3.78	140,000	2,930	4.22
Notes payable and other borrowings	150,392	1,130	1.51	91,946	1,375	3.02
Subordinated notes	50,000	1,407	5.57	33,564	1,069	6.33
Long-term debt – trust preferred securities	110,343	3,111	5.64	60,917	2,083	6.84

Total interest-bearing liabilities	$4,220,006	$46,079	2.19%	$3,247,963	$41,572	2.58%

Non-interest bearing deposits	366,868			305,480
Other liabilities	112,793			77,009
Equity	361,341			236,466

Total liabilities and shareholders’ equity	$5,061,008			$3,866,918

Interest rate spread(5)(8)			2.99%			2.92%
Net free funds/contribution(6)	$422,293		0.20	$306,607		0.22

Net interest income/Net interest margin(8)		$73,598	3.19%		$55,370	3.14%

Core net interest margin(7)(8)			3.32%			3.26%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold.

(2)	Interest income on tax-advantaged loans and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2004 and 2003 were $370,000 and $438,000 respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held for sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.

(7)	Core net interest margin excludes the effect of Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

The tax-equivalent net interest income for the six months ending June 30, 2004 totaled $73.6 million, an increase of $18.2 million, or 33%, compared to the $55.4 million recorded for the same period in 2003. Growth in the Company’s earning asset base was the primary contributor to this increase. Average earning assets increased $1.1 billion, or 31%, in the first six months of 2004 compared to the same period of 2003. The 2004 year-to-date net interest margin was 3.19%, an increase of five basis points compared to the net interest margin of 3.14% in the prior year period.

The yield on total earning assets for the first six months of 2004 was 5.18% compared to 5.50% in 2003, a decrease of 32 basis points resulting primarily from the effect of lower yields on loans. Average loans, the highest yielding component of the earning asset base, increased $799 million, or 29%, in the first six months of 2004 compared to the prior year period. Loans accounted for 77% of average earning assets in the first six months of 2004 and 78% in the same period of 2003. The average yield on loans during the six months ended June 30, 2004, was 5.60%, a decrease of 43 basis points compared to 6.03% for the same period of 2003.

The rate paid on interest-bearing liabilities for the first six months of 2004 was 2.19% compared to 2.58% in the first six months of 2003, a decline of 39 basis points. Deposits accounted for 88% of total interest bearing liabilities in the first six months of 2004 and 90% in the same period of 2003. The average rate paid on deposits was 1.99% in the first six months of 2004, a decrease of 36 basis points compared to the average rate of 2.35% in the first six months of 2003. As a result of a smaller decrease in the yield on earning assets compared to the decrease in the rate paid on interest bearing liabilities, the interest rate spread (difference between the yield on earning assets and the rate paid on interest-bearing liabilities) increased 7 basis points to 2.99% for first six months of 2004 compared to the first six months of 2003. The net interest margin increased 5 basis points to 3.19% during the first six months of 2004 compared to the 3.14% net interest margin reported for the first six months of 2004, and was primarily attributable to the 7 basis point increase in the interest rate spread.

The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended June 30, 2004 and March 31, 2004, the six-month periods ended June 30, 2004 and June 30, 2003 and the three-month periods ended June 30, 2004 and June 30, 2003. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter	First Six Months	Second Quarter
	of 2004	Of 2004	of 2004
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2004	of 2003	of 2003
Tax-equivalent net interest income for comparative period	$36,695	$55,370	$28,564
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	2,248	16,047	8,241
Change due to interest rate fluctuations (rate)	(2,040)	1,877	98
Change due to number of days in each period	—	304	—

Tax-equivalent net interest income for the period ended June 30, 2004	$36,903	$73,598	$36,903

Non-interest Income

For the second quarter of 2004, non-interest income totaled $21.5 million and increased $2.4 million compared to the prior year second quarter. For the six months ended June 30, 2004, non-interest income totaled $40.2 million, an increase of $3.3 million, or 9%, compared to the same period of 2003. The increase in non-interest income in the quarter and year-to-date periods is primarily a result of increased revenue from wealth management, higher gain on sale of premium finance receivables and the impact of the recent acquisitions. The additional non-interest income added by the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian helped offset the decline in mortgage banking revenue at the Banks in the quarterly and year-to-date periods. For the second quarter of 2004, these acquisitions contributed $3.5 million of non-interest income ($2.8 million in mortgage banking revenue, $84,000 in service charges on deposits, and $457,000 in fees from covered call and put options). For the six months ending June 30, 2004, these acquisitions contributed $3.9 million of non-interest income ($2.8 million in mortgage banking revenue, $167,000 in service charges on deposits, and $774,000 in fees from covered call and put options).

Non-interest income as a percentage of net revenue decreased to 37% in the second quarter of 2004, from 40% in the second quarter of 2003. The mortgage banking revenue generated from the acquisitions of WestAmerica and Guardian in May 2004 helped increase non-interest income as a percentage of net revenue from 34% in the first quarter of 2004.

The following tables present non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2004	2003	Change	Change
Brokerage fees	$5,862	$5,185	$677	13.1%
Trust and asset management fees	2,161	1,817	344	18.9

Total wealth management fees	8,023	7,002	1,021	14.6

Mortgage banking revenue	4,966	4,961	5	0.1
Service charges on deposit accounts	973	867	106	12.2
Gain on sale of premium finance receivables	2,064	1,108	956	86.3
Administrative services revenue	945	1,068	(123)	(11.5)
Net available-for-sale securities gains	1	220	(219)	(99.5)
Other:
Fees from covered call and put options	2,441	2,636	(195)	(7.4)
Banks Owned Life Insurance	513	487	26	5.3
Miscellaneous	1,569	756	813	107.5

Total other	4,523	3,879	644	16.6

Total non-interest income	$21,495	$19,105	$2,390	12.5%

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2004	2003	Change	Change
Brokerage fees	$12,158	$9,522	$2,636	27.7%
Trust and asset management fees	4,338	3,431	907	26.4

Total wealth management fees	16,496	12,953	3,543	27.4

Mortgage banking revenue	7,256	9,797	(2,541)	(25.9)
Service charges on deposit accounts	1,946	1,722	224	13.0
Gain on sale of premium finance receivables	3,539	2,270	1,269	55.9
Administrative services revenue	1,887	2,159	(272)	(12.6)
Net available-for-sale securities gains	853	606	247	40.8
Other:
Fees from covered call and put options	4,615	4,780	(165)	(3.5)
Bank Owned Life Insurance	1,022	969	53	5.5
Miscellaneous	2,567	1,592	975	61.2

Total other	8,204	7,341	863	11.8

Total non-interest income	$40,181	$36,848	$3,333	9.0%

Wealth management fees are comprised of the trust and asset management revenues generated by WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at the Wayne Hummer Companies. Wealth management fees totaled $8.0 million in the second quarter of 2004, a $1.0 million, or 15%, increase from the $7.0 million recorded in the second quarter of 2003. Wealth Management fees decreased $450,000, or 5%, compared to the first quarter of 2004 and was primarily due to a decrease in brokerage fees of $433,000 or 7%. For the six months ended June 30, 2004, wealth management fees increased $3.5 million, or 27%, compared to the same period last year. This increase was a result of recent gains in the overall equity market as well as the Company’s continued efforts to grow this business. Valuations of the equity securities under management affect the fees earned thereon and trading volumes affect brokerage fees. Wintrust’s strategy is to grow the wealth management business in order to better service its customer and create a more diversified revenue stream. Total assets under management and /or administration by WHTC and WHAMC were $1.6 billion at June 30, 2004 and $1.5 billion at June 30, 2003. The June 30, 2003 balance includes $142 million of funds in the Wayne Hummer money market mutual fund. As discussed earlier, funds from the Wayne Hummer money market mutual fund have migrated into FDIC-insured deposits at the Banks and the money market mutual fund was liquidated in December 2003.

Mortgage banking revenue includes revenue from activities related to originating and selling residential real estate loans into the secondary market. With the addition of WestAmerica and Guardian in May 2004, this revenue line now includes gains on the sales of mortgage loans to the secondary market, origination fees, rate lock commitment fees, document preparation fees, the impact of the capitalizing servicing rights on loans sold and serviced by certain Wintrust subsidiary banks and the impact of amortizing and valuing the capitalized servicing right asset. For the quarter ended June 30, 2004, this revenue source totaled $5.0 million, essentially unchanged for the second quarter of 2003. Excluding the $2.8 million of mortgage banking revenue generated by WestAmerica and Guardian, the mortgage banking revenue generated by the Banks was $2.1 million in the second quarter of 2004, compared to $5.0 million in the second quarter of 2003 and $2.3 million in the first quarter of 2004. Mortgage banking revenue declined by $2.6 million on a year-to-date basis, due to a decline of $5.4 million in mortgage banking revenue generated by the Banks offset by the $2.8 million of revenue generated by WestAmerica and Guardian. As previously disclosed, the level of refinancing activity declined significantly in the fourth quarter of 2003 as mortgage rates began to rise and have been at substantially lower levels in the first six months of 2004 compared to the same period of 2003. Although mortgage banking revenue is a continuous source of revenue, it is significantly impacted by mortgage interest rates.

Service charges on deposit accounts totaled $973,000 for the second quarter of 2004, an increase of $106,000, or 12%, when compared to the same quarter of 2003. This increase was mainly due to $84,000 from Advantage Bank and Village Bank in the second quarter of 2004 and a larger deposit base and greater number of accounts at the banking subsidiaries. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in philosophy of providing high quality service without encumbering that service with numerous activity charges. On a year-to-date basis, service charges on deposit accounts totaled $1.9 million, an increase of 13% compared to the same period of 2003.

Gain on sale of premium finance receivable results from the Company’s sales of premium finance receivables to an unrelated third party. As previously noted, the majority of the receivables originated by FIFC are purchased by the Banks to more fully utilize their lending capacity. However, as a result of continued strong origination volume, the Company sold $136 million of premium finance receivables to an unrelated third party in the second quarter of 2004, and recognized gains of $2.1 million related to this activity, compared with $1.1 million of recognized gains in the second quarter of 2003 on sales of $59 million.

On a year-to-date basis, the Company recognized gains of $3.5 million in 2004 on sales of $226 million, compared to $2.3 million in 2003 on sales of $132 million of receivables. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread ranged from 4.74% to 4.84% in the first six months of 2004, compared to a range of 4.44% to 4.82% during the first six months of 2003. The higher amount of gain recognized in the second quarter of 2004 compared to the prior year, was primarily due to a higher volume of loans sold, slightly higher spreads on the loans sold and lower estimated credit losses. The Company continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the second quarter of 2004, clean up calls resulted in increased gains (primarily from reversing the remaining balances of the related liability for the Company’s recourse obligation related to the loans) of approximately $57,000, compared to $97,000 in the second quarter of 2003. Estimated credit losses were reduced to 0.25% of the estimated average balances for loans sold in 2004, compared to an estimate of 0.50% for loans sold in the first six months of 2003. The decrease in estimated credit losses was warranted due to a lower level of non-performing premium finance receivables and a low level of net charge-offs in the overall premium finance receivables portfolio. (See “Allowance for Loan Losses” section later in this report for more details.) The average terms of the loans during the first six months of 2004 and 2003 were estimated at approximately 8 months. The applicable discount rate used in determining gains related to this activity was unchanged during 2003 and 2004.

At June 30, 2004, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $197 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At June 30, 2004, the remaining estimated recourse obligation carried in other liabilities was approximately $389,000.

Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first six months of 2004 and 2003 for premium finance receivables sold and serviced for others totaled $56,000 and $75,000, respectively. At June 30, 2004, non-performing loans related to this sold portfolio were approximately $1.1 million, or 0.56%, of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reason noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.

Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2004, the ratio was approximately 88%. Consistent with Wintrust’s strategy to be asset-driven and the desire to maintain a loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

The administrative services revenue contributed by Tricom added $945,000 to total non-interest income in the second quarter of 2004, a decrease of $123,000, or 12%, from the second quarter of 2003. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. The revenue decrease, when compared to the second quarter of 2003 is primarily attributable to competitive rate pressures in the industry. Administrative services revenue contributed by Tricom in the second quarter of 2004 was up slightly from $942,000 recorded in the first quarter of 2004. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category. On a year-to-date basis, administrative service revenue decreased $272,000, or 13%, primarily due to the competitive rate pressures in the industry.

Fees from covered call and put option transactions in the second quarter of 2004 were $2.4 million, representing a decrease of $195,000 compared to $2.6 million in the same quarter last year. On a year-to-date basis the Company recognized $4.6 million in fees in 2004 and $4.8 million in 2003. During the first six months of 2004, call and put option contracts were written against $679 million of underlying securities compared to $1.3 billion in the first six months of 2003. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Put option contracts are also written with terms of less than three months against U.S. Treasury and agency securities deemed appropriate for the Banks’ investment portfolios. These option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call or put options at June 30, 2004, December 31, 2003 or June 30, 2003.

During the third quarter of 2002, the Company purchased $41.1 million of Bank Owned Life Insurance (“BOLI”). The BOLI policies were purchased to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in the executives’ employment contracts. Adjustments to the cash surrender value of the BOLI policies are recorded as other non-interest income and totaled $513,000 for the second quarter of 2004 and $1.0 million for the six months ended June 30, 2004.

Miscellaneous income in the second quarter of 2004 totaled $1.6 million, an increase of $813,000 compared to the second quarter of 2003. Included in miscellaneous income in the second quarter of 2004 is a gain of approximately $525,000 on the sale of real estate that was previously acquired in connection with the Company’s branch expansion.

Non-interest Expense

Non-interest expense for the second quarter of 2004 totaled $37.4 million and increased $6.9 million, or 23%, from the second quarter 2003 total of $30.5 million. For the first six months of 2004, non-interest expense totaled $71.6 million and increased $12.2 million, or 21%, from the 2003 total of $59.4 million. The increases in non-interest expense in the quarterly and year-to-date periods reflect the continued growth and expansion of the banks with additional branches, the growth in the premium finance business, and the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian. These acquisitions contributed $5.0 million in non-interest expense in the second quarter of 2004 and $7.0 million in the first six months of 2004. Since June 30, 2003, total loans and total deposits have increased 28% and 26%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base. Despite the increases in non-interest expense, the Company’s efficiency ratio improved to 63.44% for the six months ended June 30, 2004 from 64.86% for the same period of 2003.

The following tables present non-interest expense by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2004	2003	Change	Change
Salaries and employee benefits	$22,294	$18,265	$4,029	22.1%
Equipment expense	2,182	1,916	266	13.9
Occupancy, net	2,319	1,887	432	22.9
Data processing	1,350	1,026	324	31.6
Advertising and marketing	866	504	362	71.8
Professional fees	1,175	922	253	27.4
Amortization of other intangible assets	193	159	34	21.4
Other:
Commissions – 3rd party brokers	1,222	756	466	61.6
Loan expense	419	765	(346)	(45.2)
Postage	723	596	127	21.3
Miscellaneous	4,643	3,713	930	25.0

Total other	7,007	5,830	1,177	20.2

Total non-interest expense	$37,386	$30,509	$6,877	22.5%

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2004	2003	Change	Change
Salaries and employee benefits	$43,073	$35,715	$7,358	20.6%
Equipment expense	4,351	3,758	593	15.8
Occupancy, net	4,497	3,785	712	18.8
Data processing	2,652	2,079	573	27.6
Advertising and marketing	1,590	1,043	547	52.4
Professional fees	2,143	1,704	439	25.8
Amortization of other intangible assets	393	298	95	31.9
Other:
Commissions – 3rd party brokers	2,234	1,377	857	62.2
Loan expense	796	1,362	(566)	(41.6)
Postage	1,348	1,155	193	16.7
Miscellaneous	8,566	7,144	1,422	19.9

Total other	12,944	11,038	1,906	17.3

Total non-interest expense	$71,643	$59,420	$12,223	20.6%

Salaries and employee benefits totaled $22.3 million for the second quarter of 2004, an increase of $4.0 million, or 22%, as compared to the prior year’s second quarter total of $18.3 million. Advantage Bank, Village Bank, WestAmerica and Guardian accounted for $3.1 million of this increase in salary and employee benefit costs. On a year-to-date basis, salaries and employee benefits totaled $43.1 million, an increase of $7.4 million, or 21%, as compared to the prior year’s total of $35.7 million. The acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian accounted for $4.1 million of this increase in the year-to-date periods. The remainder of the increase in salary and employee benefits is attributable to the continued growth and expansion of the existing banks with additional branches, the opening of Beverly Bank & Trust in April 2004, the growth in the premium finance business and higher commission expense as a result of increased wealth management revenues. Lower commissions associated with decreased mortgage loan origination activity at the Banks offset these increases.

The remaining categories of non-interest expense, such as occupancy costs, equipment expense, professional fees and other, increased $2.8 million in the second quarter of 2004 compared to the prior year second quarter, with $1.9 million of this increase directly attributable to the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian. For the year-to-date period, these categories of non-interest expense increased $4.8 million over the first six months of 2003 with $2.8 million of this increase directly attributable to the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian. The increases in equipment expense, occupancy expenses and data processing are due primarily to the general growth and expansion of the banking franchise and the recent acquisitions. Professional fees reflect the additional audit and legal costs associated with a larger organization and Sarbanes-Oxley and Gramm-Leach-Bliley Act compliance. The increase in amortization of intangible assets is a result of higher levels of amortizable customer list and deposit base intangibles attributable to the recent acquisitions. Commissions paid to third party brokers represent the commissions paid on higher levels of revenue generated by Focused through its network of unaffiliated banks. Loan expenses reflect the lower volume of mortgage banking activity at the Banks as a result of increased mortgage rates.

Income Taxes

The Company recorded income tax expense of $7.1 million for the three months ended June 30, 2004 versus $5.1 million for the same period of 2003. On a year-to-date basis, income tax expense was $13.9 million in 2004 and $9.6 million in 2003. The effective tax rate was 36.4% and 35.9 % in the second quarter of 2004 and 2003, respectively, and 36.6% and 35.7% on a year-to-date basis for 2004 and 2003, respectively.

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

The banking segment’s net interest income for the quarter ended June 30, 2004 totaled $32.6 million as compared to $25.6 million for the same period in 2003, an increase of $7.0 million, or 27%. This increase was primarily the result of continued growth in the loan portfolio. The banking segment’s non-interest income totaled $10.1 million in the second quarter of 2004, an increase of $232,000 million, or 2%, when compared to the 2003 total of $9.8 million. The increase in non-interest income is primarily a result of the impact of the recent acquisitions. The non-interest income added by the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian helped offset the decline in mortgage banking revenue at the Wintrust banking subsidiaries. The acquisitions contributed $3.5 million of non-interest income ($2.8 million in mortgage banking revenue, $84,000 in service charges on deposits, and $457,000 in fees from covered call and put options) in the second quarter of 2004. The banking segment’s net income for the quarter ended June 30, 2004 totaled $11.1 million, an increase of $1.7 million, or 19%, as compared to the 2003 total of $9.3 million. On a year-to-date basis, net interest income totaled $65.1 million for the first six months of 2004, an increase of $15.8 million, or 32%, as compared to the $49.3 million recorded last year. Non-interest income decreased $1.7 million to $17.5 million in the first six months of 2004. The additional non-interest income added by the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian helped offset the decline in mortgage banking revenues at the Wintrust banking subsidiaries. The acquisitions contributed $3.9 million in non-interest income ($2.8 million in mortgage banking revenue, $167,000 in service charges on deposits, $35,000 of net securities gains and $774,000 in fees from covered call and put options) in the first six months of 2004. The banking segment’s after-tax profit for the six months ended June 30, 2004, totaled $21.5 million, an increase of $3.7 million, or 21%, as compared to the prior year total of $17.8 million. The banking segment accounted for the majority of the Company’s total asset growth since June 30, 2003, increasing by $1.2 billion.

Net interest income for the premium finance segment totaled $12.6 million for the quarter ended June 30, 2004 and increased $1.4 million, or 13%, over the $11.2 million in 2003. During the second quarter of 2004, this segment benefited from higher levels of premium finance receivables outstanding, increasing 26% when compared to balances outstanding at June 30, 2003. The premium finance segment’s non-interest income totaled $2.1 million and $1.1 million for the quarters ended June 30, 2004, and 2003, respectively. Non-interest income for this segment reflects the gains from the sale of premium finance receivables to an unrelated third party. As a result of continued strong loan originations of premium finance receivables, Wintrust sold a larger volume in the second quarter of 2004 ($136 million) compared with the second quarter of 2003 ($59 million). Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2004, the ratio was approximately 88%. Net after-tax profit of the premium finance segment totaled $6.8 million and $5.2 million for the quarters ended June 30, 2004 and 2003, respectively. On a year-to-date basis, net interest income totaled $25.7 million for the first six months of 2004, an increase of $5.2 million, or 25%, as compared to the $20.5 million recorded last year. Non-interest income increased $1.3 million to $3.5 million in the first six months of 2004 as a larger volume of premium finance receivables were sold to an unrelated third party in the first six months of 2004 ($226 million) than in the first six months of 2003 ($132 million). The premium finance segment’s after-tax profit for the six months ended June 30, 2004, totaled $13.4 million, an increase of $4.0 million, or 42%, as compared to the prior year total of $9.4 million.

The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $909,000 in the second quarter of 2004 down slightly when compared to the $910,000 reported for the same period in 2003. Continued competitive pricing pressures in the temporary staffing industry have lowered the margins significantly in the last three quarters. The same competitive pricing pressures have also caused the administrative services revenues to decline steadily over the last six quarters dropping to $945,000 in the second quarter of 2004, a decrease of $126,000, or 12%, from the $1.1 million reported in the second quarter of 2003. The segment’s net income was $336,000 in the second quarter of 2004 compared to $392,000 in the second quarter of 2003, reflecting the lower levels of non-interest income recorded in the second quarter of 2004. Continued pricing pressures could hinder the growth of this segment throughout 2004. On a year-to-date basis, net interest income totaled $1.7 million for the first six months of 2004, a slight decrease of $15,000, or 1%, as compared to the $1.8 million recorded in the first six months of 2003. Non-interest income decreased $275,000 to $1.9 million in the first six months of 2004. The Tricom segment’s after-tax profit for the six months ended June 30, 2004, totaled $610,000, a decrease of $179,000, or 23%, as compared to $789,000 in the first six months of 2003.

The wealth management segment reported net interest income of $1.8 million for the second quarter of 2004 compared to $1.7 million for the second quarter of 2003. The contribution from net interest income in this segment is primarily due to the net interest income allocated to the segment from non-interest bearing and interest-bearing account balances on deposit at the Banks and the interest-bearing brokerage customer receivables at WHI. This segment recorded non-interest income of $8.4 million for second quarter of 2004 as compared to $7.2 million for second quarter of 2003, an increase of $1.2 million or 16%. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. The increase in non-interest income in the second quarter of 2004 was comprised of approximately $900,000 from brokerage and $300,000 from trust and asset management. Wealth management segment’s net income totaled $160,000 for the second quarter of 2004 compared to $164,000 for the second quarter of 2003. On a year-to-date basis, net interest income totaled $3.9 million for the first six months of 2004, an increase of $588,000, or 18%, as compared to the $3.3 million recorded last year. Non-interest income increased $3.8 million to $17.2 million in the first six months of 2004. The increase is attributable to higher levels of client trading and asset administration revenues. This segment’s after-tax profit for the six months ended June 30, 2004, totaled $735,000, an improvement of $852,000 as compared to the prior year loss of $117,000.

FINANCIAL CONDITION

Total assets were $5.33 billion at June 30, 2004, reflecting an increase of $1.2 billion, or 29%, over $4.13 billion at June 30, 2003. Total funding, which includes deposits, all notes and advances, as well as the Long-term Debt-Trust Preferred Securities, was $4.82 billion at June 30, 2004, and increased $1.0 billion, or 28%, over the $3.77 billion reported at June 30, 2003. The majority of the increase in total funding was due to a $904 million increase in deposits. The increased funding was primarily utilized to fund $799 million of growth in the loan portfolio since June 30, 2003 and provide liquidity to the Company on a temporary basis. See Notes 3-7 of the Company’s unaudited consolidated financial statements on pages 6-9 for additional period-end detail.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Average Balances for the
	Three Months Ended
	June 30, 2004		March 31, 2004		June 30, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$1,840,039	39%	$1,686,182	37%	$1,381,956	38%
Home equity	490,077	10	475,869	11	405,663	11
Residential real estate (1)	269,652	6	206,126	5	228,040	6
Premium finance receivables	827,467	17	821,972	18	589,373	16
Indirect auto loans	178,266	4	177,712	4	169,066	4
Tricom finance receivables	24,086	1	21,772	—	24,786	1
Consumer and other loans	69,434	1	65,456	1	57,844	2

Total loans, net of unearned income	3,699,021	78	3,455,089	76	2,856,728	78
Liquidity management assets (2)	1,016,517	21	1,039,010	23	756,598	21
Other earning assets (3)	38,202	1	37,034	1	40,162	1

Total average earning assets	$4,753,740	100%	$4,531,133	100%	$3,653,488	100%

Total average assets	$5,176,455		$4,941,035		$3,971,542

Total average earning assets to total average assets		92%		92%		92%

(1)	Includes mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets for the second quarter of 2004 increased $1.1 billion, or 30%, to $4.8 billion, compared to the second quarter of 2003. The ratio of total average earning assets as a percent of total average assets remained consistent at 92% for each reporting period shown in the above table.

Loan growth continues to fuel the Company’s earning asset growth. Total average loans during the second quarter of 2004 increased $842 million, or 29%, over the previous year second quarter. Average commercial and commercial real estate loans increased 33%, home equity 21%, residential real estate 18% and premium finance receivables 40%, in the second quarter of 2004 compared to the average balances in the second quarter of 2003. Average total loans increased $244 million or 28% on an annualized basis, over the average balance in the first quarter of 2004.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Average Balances for the
	Six Months Ended
	June 30, 2004		June 30, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$1,762,925	38%	$1,333,830	37%
Home equity	482,973	10	392,177	11
Residential real estate (1)	237,889	5	232,534	6
Premium finance receivables	824,720	18	566,942	16
Indirect auto loans	177,969	4	171,506	5
Tricom finance receivables	22,929	1	23,536	1
Other loans	67,445	1	57,433	2

Total loans, net of unearned income	3,576,850	77	2,777,958	78
Liquidity management assets (2)	1,027,862	22	736,041	21
Other earning assets (3)	37,587	1	40,571	1

Total average earning assets	$4,642,299	100%	$3,554,570	100%

Total average assets	$5,061,008		$3,866,918

Total average earning assets to total average assets		92%		92%

(1)	Includes mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the six months ended June 30, 2004 increased $1.1 billion, or 31%, over the first six months of 2003. The ratio of year-to-date total average earning assets as a percent of year-to date total average assets remained stable at 92% for each reporting period shown in the above table, consistent with this ratio on a quarterly basis. Loan growth fueled the Company’s year-to-date total earning asset growth in 2004. Total average loans increased by $799 million in the first six months of 2004 compared to the same period of 2003. Average commercial and commercial real estate loans increased 32%, home equity loans increased 23% and premium finance receivables increased 45% in the first six months of 2004 compared to the first six months of 2003.

Deposits

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Average Balances for the
	Three Months Ended
	June 30, 2004		March 31, 2004		June 30, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$375,986	9%	$357,434	9%	$312,146	9%
NOW accounts	434,924	10	414,946	10	360,294	11
Brokerage customer deposits	338,268	8	366,471	9	257,709	8
Money market accounts	501,994	12	475,363	12	422,351	13
Savings accounts	191,508	5	185,895	5	157,775	5
Time certificates of deposit	2,362,688	56	2,167,547	55	1,789,970	54

Total average deposits	$4,205,368	100%	$3,967,656	100%	$3,300,245	100%

Total average deposits for the second quarter of 2004 were $4.2 billion, an increase of $905 million, or 27%, over the second quarter of 2003 and an increase of $238 million, or 24% on an annualized basis, over the first quarter of 2004. The percentage mix of average deposits for the second quarter of 2004 was relatively consistent with the deposit mix as of the prior period dates presented.

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook efforts to migrate funds from the money market mutual fund balances managed by Wayne Hummer Asset Management Company into FDIC-insured deposit accounts of the Wintrust Banks (“Brokerage customer deposits” in table above). Consistent with reasonable interest rate risk parameters, the funds have generally been invested in excess loan production of the Banks and FIFC as well as other investments suitable for banks. During December 2003, the money market mutual fund managed by WHAMC was liquidated.

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

Average total interest-bearing funding, from sources other than deposits and including trust preferred securities, increased $143 million to $487 million in the second quarter of 2004 from $344 million from the second quarter of 2003. The average balances of these funding sources decreased $27 million in the second quarter of 2004 compared to the first quarter of 2004.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Average Balances for the
	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2004	2004	2003
Notes payable	$1,000	$16,660	$30,994
Federal Home Loan Bank advances	214,351	164,904	140,000
Other borrowings:
Federal funds purchased	13,462	27,354	17,545
Securities sold under repurchase agreements	32,949	141,912	21,666
Wayne Hummer Companies borrowings	13,245	10,604	17,328
Other	39,812	3,700	3,850

Total other borrowings	99,468	183,570	60,389

Subordinated notes	50,000	50,000	42,033
Long-term debt – trust preferred securities	122,105	98,582	70,830

Total other funding sources	$486,924	$513,716	$344,246

During the second quarter of 2004, the Company issued an additional $40 million of long-term debt – trust preferred securities. The Banks increased their FHLB advances $50 million in the first quarter of 2004 and an additional $50 million in the second quarter of 2004. During the first quarter of 2004, the Company reduced it notes payable by $25 million. Average other borrowings increased $36 million in the second quarter of 2004 as a result of borrowings incurred by WestAmerica to fund its mortgage loans prior to the receipt of funds from the investors. This warehouse borrowing was paid off and financed by Barrington Bank in June 2004 and therefore the period end balance is significantly lower than the quarterly average balance. See Notes 6 and 7 on pages 8 and 9 for period end balances and further information on these funding sources.

The Wayne Hummer Companies funding consists of demand obligations to third party banks that are used to finance securities purchased by customers on margin and securities owned by WHI, and demand obligations to brokers and clearing organizations. Borrowings to finance securities purchased by customers are collateralized with customer assets. A decrease to the average balance is a result of lower balances required to finance securities purchased by customers on margin.

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2004.

Shareholders’ Equity

Total shareholders’ equity was $374.2 million at June 30, 2004 and increased $124.8 million since June 30, 2003 and $24.3 million since the end of 2003. The most significant increase from year-end 2003 was the retention of the Company’s earnings of $24.1 million, offset by dividends of $2.0 million. Other increases in shareholders’ equity during the first six months of 2004 included $8.7 million from stock issued in connection with business combinations and $5.9 million from various stock compensation plans which were offset by increases in unrealized losses on available-for-sale securities and cash flow derivatives of $13.3 million.

The annualized return on average equity for the six months ended June 30, 2004 was 13.41%, compared to 14.74% for the first six months of 2003.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2004	2004	2003
Leverage ratio	9.1%	8.5%	7.5%
Tier 1 capital to risk-weighted assets	10.3	9.8	8.4
Total capital to risk-weighted assets	12.1	11.6	10.5
Total average equity-to-total average assets*	7.1	7.2	6.1

* based on quarterly average balances.

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	3.0%	3.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	4.0
Total capital to risk-weighted assets	8.0	8.0	8.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of its operating subsidiaries and to maintain its regulatory capital at the well-capitalized level with new issuances of these capital instruments.

As previously noted, the Company issued an additional $40 million of trust preferred securities in the second quarter of 2004.

In January 2004, Wintrust declared a semi-annual cash dividend of $0.10 per common share. Subsequent to the end of the second quarter, the Company declared a semi-annual cash dividend of $0.10 per common share, payable August 24, 2004 to shareholders of record on August 10, 2004. The 2004 semi-annual dividends represent a 25% increase over the semi-annual dividend of $0.08 paid in 2003. The dividend payout ratio was 8.9% as of June 30, 2004 and 8.5% as of June 30, 2003.

ASSET QUALITY

Allowance for Loan Losses

A reconciliation of the activity in the balance of the allowance for loan losses for the periods presented is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$27,083	$19,773	$25,541	$18,390
Provision for loan losses	1,198	2,852	3,762	5,493
Charge-offs:
Commercial and commercial real estate loans	517	366	1,246	811
Home equity loans	—	—	—	—
Residential real estate loans	—	—	—	—
Consumer and other loans	28	27	174	130
Premium finance receivables	506	817	861	1,490
Indirect automobile loans	84	314	194	530
Tricom finance receivables	10	—	10	—

Total charge-offs	1,145	1,524	2,485	2,961

Recoveries:
Commercial and commercial real estate loans	725	95	865	138
Home equity loans	6	—	6	—
Residential real estate loans	—	13	—	13
Consumer and other loans	46	1	78	24
Premium finance receivables	154	58	257	125
Indirect automobile loans	24	42	67	84
Tricom finance receivables	—	—	—	4

Total recoveries	955	209	1,273	388

Net charge-offs	(190)	(1,315)	(1,212)	(2,573)

Balance at June 30	$28,091	$21,310	$28,091	$21,310

Annualized net charge-offs as a percentage of average:
Commercial and commercial real estate loans	(0.05)%	0.08%	0.04%	0.10%
Home equity loans	—	—	—	—
Residential real estate loans	—	(0.02)	—	(0.01)
Consumer and other loans	(0.10)	0.18	0.29	0.37
Premium finance receivables	0.17	0.52	0.15	0.49
Indirect automobile loans	0.14	0.65	0.14	0.52
Tricom finance receivables	0.17	—	0.09	(0.03)

Total loans	0.02%	0.18%	0.07%	0.19%

Net charge-offs as a percentage of the provision for loan losses	15.86%	46.11%	32.22%	46.84%

Loans at June 30			$3,695,551	$2,896,148

Allowance as a percentage of loans at period-end			0.76%	0.74%

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

The provision for loan losses totaled $1.2 million for the second quarter of 2004, a decrease of $1.7 from a year earlier. For the quarter ended June 30, 2004 net charge-offs totaled $190,000, down from the $1.3 million of net charge-offs recorded in the same period of 2003. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.02% in the second quarter of 2004 from 0.18% in the same period in 2003.

On a year-to-date basis the provision for loan losses totaled $3.8 million in 2004, a decrease of $1.7 million over the same period last year. Net charge-offs for the first six months of 2004 were $1.2 million, down from the $2.6 million of net charge-offs recorded in the same period last year. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.07% for the first six months of 2004 from 0.19% in the first six months of 2003.

The allowance for loan losses increased $2.6 million from December 31, 2003 to June 30, 2004. This increase relates to growth in the commercial and commercial real estate portfolio during this period of $295 million, or 36% on an annualized basis, and growth in the premium finance receivables portfolio of $44 million, or 12% on an annualized basis, as well as an increase in the performing loans on the Company’s Watch List from $27.4 million at December 31, 2003 to $31.9 million at June 30, 2004. The allowance for loan losses as a percentage of total loans was 0.76% at June 30, 2004 compared to 0.74% at June 30, 2003. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio currently represents 5% of the total loan portfolio.

Past Due Loans and Non-performing Assets

The following table sets forth the Company’s non-performing assets as of the dates presented:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2004	2004	2003	2003
Past Due greater than 90 days and still accruing:
Residential real estate and home equity	$—	$—	$—	$61
Commercial, consumer and other	662	614	1,024	2,829
Premium finance receivables	3,627	2,777	3,439	2,673
Indirect automobile loans	204	192	313	324
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	4,493	3,583	4,776	5,887

Non-accrual loans:
Residential real estate and home equity	448	1,723	3,217	415
Commercial, consumer and other	3,925	8,210	9,646	2,543
Premium finance receivables	5,678	6,654	5,994	4,575
Indirect automobile loans	137	100	107	196
Tricom finance receivables	—	13	—	8

Total non-accrual	10,188	16,700	18,964	7,737

Total non-performing loans:
Residential real estate and home equity	448	1,723	3,217	476
Commercial, consumer and other	4,587	8,824	10,670	5,372
Premium finance receivables	9,305	9,431	9,433	7,248
Indirect automobile loans	341	292	420	520
Tricom finance receivables	—	13	—	8

Total non-performing loans	14,681	20,283	23,740	13,624

Other real estate owned	1,819	390	368	921

Total non-performing assets	$16,500	$20,673	$24,108	$14,545

Total non-performing loans by category as a percent of its own respective category:
Residential real estate and home equity	0.07%	0.26%	0.48%	0.09%
Commercial, consumer and other	0.23	0.48	0.63	0.35
Premium finance receivables	1.18	1.20	1.26	1.16
Indirect automobile loans	0.19	0.16	0.24	0.31
Tricom finance receivables	—	0.06	—	0.03

Total non-performing loans	0.40%	0.59%	0.72%	0.47%

Total non-performing assets as a percentage of total assets	0.31%	0.42%	0.51%	0.35%

Allowance for loan losses as a percentage of non-performing loans	191.34%	133.53%	107.59%	156.42%

The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Residential Real Estate and Home Equity

The non-performing residential real estate and home equity loans totaled $448,000 at June 30, 2004. The balance declined $2.8 million from December 31, 2003. Each non-performing credit is well secured and in the process of collection. Management does not expect any material losses from the resolution of any of the credits in this category.

Non-performing Commercial, Consumer and Other Loans

The commercial, consumer and other non-performing loan category totaled $4.6 million as of June 30, 2004. The balance in this category decreased $6.1 million from December 31, 2003. Management does not expect any material losses from the resolution of any of the relatively small number of credits in this category.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of June 30, 2004 and 2003, and the amount of net charge-offs for the six months then ended.

(Dollars in thousands)	June 30, 2004	June 30, 2003
Non-performing premium finance receivables	$9,305	$7,248
- as a percent of premium finance receivables	1.18%	1.16%
Net charge-offs of premium finance receivables	$604	$1,365
- annualized as a percent of premium finance receivables	0.15%	0.49%

The level of non-performing premium finance receivables as a percent of total premium finance receivables is down from the prior year-end level and up slightly from the level at June 30, 2003. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $341,000 at June 30, 2004, compared to $520,000 at June 30, 2003. The ratio of these non-performing loans to total indirect automobile loans was 0.19% at June 30, 2004 compared to 0.31% at June 30, 2003. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total indirect automobile loans were 0.14% for the quarter ended June 30, 2004 compared to 0.65% in the same period in 2003. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending.

Credit Quality Review Procedures

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List. The principal amount of loans on the Company’s Watch List (exclusive of those loans reported as non-performing) as of June 30, 2004 December 31, 2003 and June 30, 2003 was $31.9 million, $27.4 million and $37.6 million, respectively. We believe these loans are performing and, accordingly, do not cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

Please refer to the Interest-Earning Assets, Deposits, Other Funding Sources and Shareholders’ Equity discussions on pages 34-37 for additional information regarding the Company’s liquidity position.

INFLATION

A banking organization’s assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company’s asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See “Quantitative and Qualitative Disclosure About Market Risks” beginning on page 45.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or the acquisition of banks, specialty finance or fee-related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•	The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly the expansion of wealth management services through the Company’s acquisitions of the Wayne Hummer Companies and Lake Forest Capital Management will depend on the successful integration of these businesses.

•	The Company’s success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.

•	Although management believes the allowance for loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.

•	If market interest rates should move contrary to the Company’s gap position on interest earning assets and interest bearing liabilities, the “gap” will work against the Company and its net interest income may be negatively affected.

•	The financial services business is highly competitive which may affect the pricing of the Company’s loan and deposit products as well as its services.

•	The Company may not be able to successfully adapt to technological changes to compete effectively in the marketplace.

•	Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business and/or changes in the temporary staffing industry.

•	Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company’s ability to successfully pursue acquisition and expansion strategies.

•	The conditions in the financial markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.

•	Unexpected difficulties or unanticipated developments related to the integration of Advantage National Bancorp, Inc. and Village Bancorp, Inc.

•	Unexpected difficulties or unanticipated developments related to the Company’s newest de novo bank, Beverly Bank & Trust Company, N.A.

•	Unexpected difficulties or unanticipated developments related to the integration of SGB Corporation and Guardian Real Estate Services into and with the Company.

•	Unforeseen difficulties in completing the pending acquisitions of Northview Financial Corporation and Town Bankshares Ltd., as well as the integration of these banks.

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

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. The Company entered into two interest rate swap contracts in the fourth quarter of 2002. A $25 million notional principal amount swap was entered into to convert a $25 million newly issued subordinated note from variable-rate to fixed-rate. The swap matures in 2012, and the notional principal amount is reduced $5 million annually, beginning in 2008, to match the principal reductions on the subordinated note. Additionally, a $31.05 million interest rate swap contract was entered into to convert the Company’s 9% Trust Preferred Securities from fixed-rate to variable-rate. This swap has a termination date of September 30, 2028, and provides the counterparty with a call option on any date on or after September 30, 2003. The call option in the swap coincides with the Company’s call option in the trust preferred securities. As of June 30, 2004, neither the swap counterparty nor the Company exercised its call options on the swap and trust preferred securities, respectively. All of the Company’s interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133.

Standard gap analysis starts with contractual re-pricing information for assets, liabilities and derivative financial instruments. These items are then combined with re-pricing estimations for administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets, other liabilities). These estimations recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences. Also included are estimates for those items that are likely to materially change their payment structures in different rate environments, including residential loan products, certain commercial and commercial real estate loans and certain mortgage-related securities. Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between the contractual coupon of the item and current market rates for similar products.

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of June 30, 2004:

	Time to Maturity or Re-pricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total
Assets:
Federal funds sold and securities purchased under resale agreements	$75,409	—	—	—	75,409
Interest-bearing deposits with banks	3,849	—	—	—	3,849
Available-for-sale securities	103,571	51,623	411,965	426,326	993,485

Total liquidity management assets	182,829	51,623	411,965	426,326	1,072,743
Loans, net of unearned income (1)	2,556,009	636,675	562,086	24,587	3,779,357
Other earning assets	40,631	—	—	—	40,631

Total earning assets	2,779,469	688,298	974,051	450,913	4,892,731
Other non-earning assets	—	—	—	433,448	433,448

Total assets (RSA)	$2,779,469	688,298	974,051	884,361	5,326,179

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$2,123,495	928,876	845,204	11,454	3,909,029
Federal Home Loan Bank advances	—	20,004	80,015	144,000	244,019
Notes payable and other borrowings	57,457	—	—	—	57,457
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt – Trust Preferred Securities	87,630	—	—	51,957	139,587

Total interest-bearing liabilities	2,318,582	948,880	925,219	207,411	4,400,092
Demand deposits	—	—	—	415,339	415,339
Other liabilities	—	—	—	136,596	136,596
Shareholders’ equity	—	—	—	374,152	374,152
Effect of derivative financial instruments:
Interest rate swap (Company pays fixed, receives floating)	(25,000)	—	5,000	20,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$2,324,632	948,880	930,219	1,122,448	5,326,179

Re-pricing gap (RSA – RSL)	$454,837	(260,582)	43,832	(238,087)
Cumulative re-pricing gap	$454,837	194,255	238,087	—
Cumulative RSA/Cumulative RSL	120%	106%	106%
Cumulative RSA/Total assets	52%	65%	83%
Cumulative RSL/Total assets	44%	61%	79%
Cumulative GAP/Total assets	9%	4%	4%
Cumulative GAP/Cumulative RSA	16%	6%	5%

(1)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.

While the gap position and related ratios illustrated in the table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time. Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. This analysis includes the impact of the interest rate cap agreements. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at June 30, 2004, December 31, 2003 and June 30, 2003, is as follows:

	+ 200 Basis	- 200 Basis
	Points	Points
Percentage change in net interest income due to an immediate 200 basis point shift in the yield curve: (1)
June 30, 2004	15.1%	(33.1)%
December 31, 2003	5.9%	(27.7)%
June 30, 2003	12.8%	(27.5)%

(1)	Due to the low interest rate environment at June 30, 2004, December 31, 2003 and June 30, 2003, the 200 basis point instantaneous permanent parallel shift downward in the yield curve impacted a majority of the rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits were already at their floor, or re-priced downward significantly less than 200 basis points.

These results are based solely on a permanent parallel shift in the yield curve and do not reflect the net interest income sensitivity that may arise from other factors, such as changes in the shape of the yield curve or the change in spread between key market rates. The above results are conservative estimates due to the fact that no management actions to mitigate potential changes in net interest income are included in this simulation process. These management actions could include, but would not be limited to, delaying a change in deposit rates, extending the maturities of liabilities, the use of derivative financial instruments, changing the pricing characteristics of loans or modifying the growth rate of certain types of assets or liabilities.

During the first six months of 2004, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of an asset-sensitive balance sheet in a falling rate environment and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability in a falling rate environment. The Company’s exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no call options outstanding as of June 30, 2004.

The Company’s exposure to interest rate risk is reviewed on a regular basis by management and the Risk Management Committees of the Boards of Directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income. Tools used by management include a standard gap analysis and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities re-pricing over a given time frame is considered asset sensitive and will generally benefit from rising rates, and conversely, a higher level of re-pricing liabilities versus assets would be beneficial in a declining rate environment.

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

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In May 2004, the Company issued $40.0 million of trust preferred securities through Wintrust Statutory Trust V, a wholly-owned, statutory business trust subsidiary, in a private placement offering. The preferred securities pay interest at a floating rate based on LIBOR plus 2.60%. Simultaneously with the issuance of the preferred securities, the Company issued an equivalent amount of subordinated debentures to Wintrust Statutory Trust V. The debentures mature on May 11, 2034, and may be redeemed on or after June 30, 2009, if certain conditions are met. The issuance of the preferred securities and the subordinated debentures was exempt from registration under the Securities Act pursuant to Section 4(2) there under.

In May 2004, the Company completed its acquisition of SGB Corporation (d/b/a West America Mortgage Company) and its affiliate, Guardian Real Estate Service, Inc. In connection with the transaction, the Company issued 180,438 shares of its common stock (then valued at $8.5 million) as partial payment of the purchase price. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) there under.

The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase there under. No shares were repurchased in the second quarter of 2004. As of June 30, 2004, 85,950 shares may yet be repurchased under the Program.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held on May 27, 2004.

(b)	At the Annual Meeting of Shareholders, the following matters were submitted to and approved by a vote of the shareholders:

1.	The election of five Class II directors to the Board of Directors to hold office for a three-year term expiring at the Annual Meeting of Shareholders in 2007.

	Votes	Withheld
Director Nominees	For	Authority
Bruce K. Crowther	17,650,210	720,781
Bert A. Getz, Jr.	17,650,558	720,433
Paul J. Liska	18,044,995	325,996
Albin F. Moschner	17,340,820	1,030,171
Ingrid S. Stafford	17,660,860	710,131

All director nominees were elected at the Annual Meeting. The following Class I and Class III directors continued to serve after the Annual Meeting:

Continuing Director	Director Class	Term Expires
Peter D. Crist	Class III	2005
Philip W. Hummer	Class III	2005
John S. Lillard	Class III	2005
Hollis W. Rademacher	Class III	2005
John J. Schornack	Class III	2005
James B. McCarthy	Class I	2006
Thomas J. Neis	Class I	2006
J. Christopher Reyes	Class I	2006
Edward J. Wehmer	Class I	2006

2.	A proposal to amend the Wintrust Financial Corporation 1997 Stock Incentive Plan to increase the number of shares authorized under the Plan.

Votes For	Votes Against	Abstentions
10,693,734	4,653,819	548,107

Item 5: Other Information.

None.

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended March 31, 2003).

4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities Exchange Commission on August 28, 1998).

4.2	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

-	Form 8-K report filed with the SEC on April 20, 2004, provided the Company’s first quarter 2004 earnings release dated April 19, 2004.

-	Form 8-K report filed with the SEC on May 11, 2004, reported that the Company issued $40 million of floating rate trust preferred securities in a private placement offering on May 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2004	/s/ DAVID L. STOEHR

Executive Vice President and
Chief Financial Officer
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