Form 10-Q
period 2004-09-30
WINTRUST FINANCIAL CORP
filed 2004-11-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004
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

Common Stock — no par value, 21,535,597 shares, as of November 2, 2004.

PART I

ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands)	2004	2003	2003
Assets
Cash and due from banks	$117,397	$111,929	$128,789
Federal funds sold and securities purchased under resale agreements	255,885	56,620	147,718
Interest-bearing deposits with banks	19,736	6,228	5,535
Available-for-sale securities, at fair value	928,825	906,881	714,412
Trading account securities	3,884	3,669	4,251
Brokerage customer receivables	33,386	33,912	32,549
Mortgage loans held-for-sale	80,074	24,041	65,240
Loans, net of unearned income	4,000,175	3,297,794	2,949,143
Less: Allowance for loan losses	31,408	25,541	22,760

Net loans	3,968,767	3,272,253	2,926,383
Premises and equipment, net	176,943	156,714	145,256
Accrued interest receivable and other assets	136,736	123,063	102,459
Goodwill	91,024	48,490	30,026
Other intangible assets	4,629	3,598	2,259

Total assets	$5,817,286	$4,747,398	$4,304,877

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$449,343	$360,666	$332,538
Interest bearing	4,302,250	3,515,955	3,196,658

Total deposits	4,751,593	3,876,621	3,529,196
Notes payable	1,000	26,000	26,000
Federal Home Loan Bank advances	264,104	144,026	140,000
Other borrowings	44,043	78,069	64,098
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	146,465	96,811	76,512
Accrued interest payable and other liabilities	129,928	126,034	119,197

Total liabilities	5,387,133	4,397,561	4,005,003

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	21,064	20,066	18,898
Surplus	287,547	243,626	205,238
Common stock warrants	993	1,012	1,030
Retained earnings	125,395	92,301	81,372
Accumulated other comprehensive loss	(4,846)	(7,168)	(6,664)

Total shareholders’ equity	430,153	349,837	299,874

Total liabilities and shareholders’ equity	$5,817,286	$4,747,398	$4,304,877

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Interest income
Interest and fees on loans	$54,422	$45,498	$153,867	$128,327
Interest bearing deposits with banks	12	40	50	97
Federal funds sold and securities purchased under resale agreements	152	346	566	1,816
Securities	10,367	6,257	29,069	17,626
Trading account securities	26	28	99	112
Brokerage customer receivables	398	303	1,032	999

Total interest income	65,377	52,472	184,683	148,977

Interest expense
Interest on deposits	21,044	16,535	57,909	50,650
Interest on Federal Home Loan Bank advances	2,186	1,489	5,752	4,419
Interest on notes payable and other borrowings	346	638	1,476	2,013
Interest on subordinated notes	723	713	2,130	1,782
Interest on long-term debt — trust preferred securities	1,987	1,207	5,097	3,290

Total interest expense	26,286	20,582	72,364	62,154

Net interest income	39,091	31,890	112,319	86,823
Provision for loan losses	1,258	2,909	5,020	8,402

Net interest income after provision for loan losses	37,833	28,981	107,299	78,421

Non-interest income
Wealth management fees	7,163	7,716	23,659	20,669
Mortgage banking revenue	5,292	5,079	12,549	14,877
Service charges on deposit accounts	998	890	2,944	2,611
Gain on sale of premium finance receivables	1,827	1,200	5,365	3,470
Administrative services revenue	1,040	1,019	2,927	3,178
Net available-for-sale securities gains	878	31	1,731	637
Other	4,249	2,508	12,453	9,849

Total non-interest income	21,447	18,443	61,628	55,291

Non-interest expense
Salaries and employee benefits	23,768	19,957	66,841	55,673
Equipment expense	2,275	1,968	6,626	5,727
Occupancy, net	2,529	1,841	7,026	5,626
Data processing	1,257	1,114	3,909	3,193
Advertising and marketing	785	602	2,376	1,645
Professional fees	1,289	862	3,432	2,565
Amortization of other intangible assets	194	150	587	448
Other	6,368	5,344	19,312	16,382

Total non-interest expense	38,465	31,838	110,109	91,259

Income before income taxes	20,815	15,586	58,818	42,453
Income tax expense	7,740	5,679	21,655	15,264

Net income	$13,075	$9,907	$37,163	$27,189

Net income per common share – Basic	$0.64	$0.56	$1.83	$1.56

Net income per common share – Diluted	$0.60	$0.53	$1.71	$1.46

Cash dividends declared per common share	$0.10	$0.08	$0.20	$0.16

Weighted average common shares outstanding	20,541	17,617	20,347	17,445
Dilutive potential common shares	1,345	1,199	1,327	1,137

Average common shares and dilutive common shares	21,886	18,816	21,674	18,582

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Compre-
	Compre-			Common			hensive	Total
	hensive	Common		Stock	Treasury	Retained	Income	Shareholders’
(In thousands)	Income	Stock	Surplus	Warrants	Stock	Earnings	(Loss)	Equity
Balance at December 31, 2002		$17,216	$153,614	$81	$—	$56,967	$(876)	$227,002
Comprehensive income:
Net income	$27,189	—	—	—	—	27,189	—	27,189
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(6,109)	—	—	—	—	—	(6,109)	(6,109)
Unrealized gains on derivative instruments	321	—	—	—	—	—	321	321

Comprehensive income	$21,401

Cash dividends paid		—	—			(2,784)		(2,784)
Purchase of 600 shares of common stock		—	—	—	(17)	—	—	(17)
Common stock issued for:
Secondary offering, net of costs		1,377	44,767	—	—	—	—	46,144
Business combination		82	2,418	950	—	—	—	3,450
Exercise of common stock warrants		2	20	(1)	—	—	—	21
Director compensation plan		5	123	—	—	—	—	128
Employee stock purchase plan and exercise of stock options		179	3,464	—	17	—	—	3,660
Restricted stock awards		37	832	—	—	—	—	869

Balance at September 30, 2003		$18,898	$205,238	$1,030	$—	$81,372	$(6,664)	$299,874

Balance at December 31, 2003		$20,066	$243,626	$1,012	$—	$92,301	$(7,168)	$349,837
Comprehensive income:
Net income	$37,163	—	—	—	—	37,163	—	37,163
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	2,276	—	—	—	—	—	2,276	2,276
Unrealized gains on derivative instruments	46	—	—	—	—	—	46	46

Comprehensive income	$39,485

Cash dividends paid		—	—			(4,069)		(4,069)
Common stock issued for:
Business combinations		663	35,193	—	—	—	—	35,856
Exercise of common stock warrants		66	610	(19)	—	—	—	657
Director compensation plan		5	168	—	—	—	—	173
Employee stock purchase plan and exercise of stock options		237	7,042	—	—	—	—	7,279
Restricted stock awards		27	908	—	—	—	—	935

Balance at September 30, 2004		$21,064	$287,547	$993	$—	$125,395	$(4,846)	$430,153

	Nine Months Ended September 30,
Disclosure of reclassification amount and income tax impact:	2004	2003
Unrealized holding gains (losses) on available for sale securities during the period, net	$4,785	$(8,882)
Unrealized holding gains on derivative instruments arising during the period	51	624
Less: Reclassification adjustment for gains included in net income, net	1,731	637
Less: Income tax expense (benefit)	783	(3,107)

Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$2,322	$(5,788)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2004	2003
Operating Activities:
Net income	$37,163	$27,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,020	8,402
Depreciation and amortization	7,157	6,992
Deferred income tax (benefit) expense	1,422	(140)
Tax benefit from exercises of stock options	3,956	1,507
Net amortization of premium on of securities	1,487	1,077
Originations of mortgage loans held-for-sale	(1,010,221)	(1,199,779)
Proceeds from sales of mortgage loans held-for-sale	1,082,716	1,238,697
(Increase) decrease in trading securities, net	(215)	1,307
Net decrease in brokerage customer receivables	526	5,043
Gain on sale of premium finance receivables	(5,365)	(3,470)
Gains on mortgage loans sold	(8,301)	(13,712)
Gains on sales of available-for-sale securities, net	(1,731)	(637)
(Gain) loss on sale of premises and equipment, net	(573)	216
Increase in accrued interest receivable and other assets, net	(1,985)	(1,317)
(Decrease) increase in accrued interest payable and other liabilities, net	(15,391)	20,068

Net Cash Provided by Operating Activities	$95,665	$91,443

Investing Activities:
Proceeds from maturities of available-for-sale securities	$143,428	$940,835
Proceeds from sales of available-for-sale securities	652,014	3,095,816
Purchases of available-for-sale securities	(767,641)	(4,212,571)
Proceeds from sales of premium finance receivables	345,720	194,915
Net cash paid for business combinations	(3,163)	(1,879)
Net decrease (increase) in interest-bearing deposits with banks	1,793	(1,117)
Increase in loans, net	(796,216)	(589,442)
Increase in Bank Owned Life Insurance	(7,861)	—
Purchases of premises and equipment, net	(20,368)	(33,021)

Net Cash Used for Investing Activities	$(452,294)	$(606,464)

Financing Activities:
Increase in deposits	$581,702	$440,072
(Decrease) increase in other borrowings, net	(135,251)	16,870
Decrease in notes payable, net	(25,000)	(18,025)
Proceeds from Federal Home Loan Bank advances	100,000	—
Proceeds from issuance of subordinated note	—	25,000
Proceeds from issuance of trust preferred securities, net	40,000	25,000
Issuance of common shares, net of issuance costs	—	46,144
Issuance of common shares from stock options, employee stock purchase plan and common stock warrants	3,980	2,346
Purchases of treasury stock	—	(17)
Dividends paid	(4,069)	(2,784)

Net Cash Provided by Financing Activities	$561,362	$534,606

Net Increase in Cash and Cash Equivalents	$204,733	$19,585
Cash and Cash Equivalents at Beginning of Period	$168,549	$256,922

Cash and Cash Equivalents at End of Period	$373,282	$276,507

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

As of September 30, 2004, Wintrust had eleven wholly-owned community bank subsidiaries (collectively, “Banks”), eight of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”) and Beverly Bank & Trust Company, N.A. (“Beverly Bank”). The Company acquired three banks, Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust - Arlington Heights (“Village Bank”) in December 2003 and Northview Bank and Trust (“Northview Bank”) on September 30, 2004. Each of these banks was started as a de novo bank – Advantage Bank in 2001, Village Bank in 1995 and Northview Bank in 1993. On October 15, 2004, Wintrust completed the acquisition of Town Bancshares, Ltd., parent company of Town Bank, which began operations as a de novo bank in 1998, and announced plans to acquire Antioch Holding Company, parent company of State Bank of The Lakes.

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

In May 2004, the Company acquired SGB Corporation d/b/a/ WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides document preparation and other loan closing services to WestAmerica and its mortgage broker affiliates. WestAmerica maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. Guardian’s headquarters are located in Oakbrook Terrace, Illinois. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank. In connection with the acquisition of Northview Bank on September 30, 2004, the Company also acquired Northview Mortgage, LLC.

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

(3) Available-for-sale Securities

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2004		December 31, 2003		September 30, 2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$58,745	$57,747	$56,663	$54,930	$12,847	$12,271
U.S. Government agencies	313,502	312,154	310,070	309,728	233,212	233,363
Municipal	24,062	24,053	11,326	11,364	11,789	11,806
Corporate notes and other debt	12,429	12,341	35,248	35,408	35,710	35,283
Mortgage-backed	439,196	433,674	403,133	393,239	335,654	326,732
Federal Reserve/FHLB stock and other equity securities	88,425	88,856	101,029	102,212	94,215	94,957

Total available-for-sale securities	$936,359	$928,825	$917,469	$906,881	$723,427	$714,412

(4) Loans

The following table is a summary of the loan portfolio as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Balance:
Commercial and commercial real estate	$2,161,971	$1,648,022	$1,436,123
Home equity	552,382	466,812	434,524
Residential real estate	223,713	173,625	151,606
Premium finance receivables	764,853	746,895	678,267
Indirect auto loans	178,285	174,071	166,560
Tricom finance receivables	31,413	25,024	26,275
Consumer and other loans	87,558	63,345	55,788

Total loans, net of unearned income	$4,000,175	$3,297,794	$2,949,143

Mix:
Commercial and commercial real estate	54%	50%	49%
Home equity	14	14	15
Residential real estate	6	5	5
Premium finance receivables	19	23	23
Indirect auto loans	4	5	5
Tricom finance receivables	1	1	1
Consumer and other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

(5) Deposits

The following is a summary of deposits as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Balance:
Non-interest bearing	$449,343	$360,666	$332,538
NOW accounts	547,534	407,803	399,797
Wealth management deposits	364,011	338,479	260,430
Money market accounts	578,167	470,849	428,535
Savings accounts	210,236	183,394	159,950
Time certificates of deposit	2,602,302	2,115,430	1,947,946

Total deposits	$4,751,593	$3,876,621	$3,529,196

Mix:
Non-interest bearing	9%	9%	10%
NOW accounts	12	10	11
Wealth management deposits	8	9	7
Money market accounts	12	12	12
Savings accounts	4	5	5
Time certificates of deposit	55	55	55

Total deposits	100%	100%	100%

Wealth management deposits represent FDIC-insured deposits at the Banks from brokerage customers at WHI and trust and asset management customers at WHTC.

(6) Notes Payable, Federal Home Loan Bank advances, Other Borrowings and Subordinated Notes:

The following is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Notes payable	$1,000	$26,000	$26,000
Federal Home Loan Bank advances	264,104	144,026	140,000
Other borrowings:
Federal funds purchased	—	38,800	27,568
Securities sold under repurchase agreements	39,358	26,544	22,938
Wayne Hummer Companies borrowings	—	9,025	9,892
Other	4,685	3,700	3,700

Total other borrowings	44,043	78,069	64,098

Subordinated notes	50,000	50,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$359,147	$298,095	$280,098

The Wayne Hummer Companies borrowings represent collateralized demand obligations to third party banks, at interest rates approximating the fed funds rate, used to finance securities purchased by customers on margin and securities owned by WHI. In the third quarter of 2004, WHI began borrowing funds from North Shore Bank, its parent company, rather than third party banks and therefore the balance of such borrowings was eliminated in consolidation. Other includes $2.4 million of interest-bearing deferred purchase price related to the Company’s acquisition of the Wayne Hummer Companies and a $2.0 million mortgage related to the main banking office of Northview Bank.

(7) Long-term Debt – Trust Preferred Securities

The Company issued Trust Preferred Securities in five separate issuances through Wintrust Capital Trust I, Wintrust Capital Trust II, Wintrust Capital Trust III, Wintrust Statutory Trust IV and Wintrust Statutory Trust V and assumed the Trust Preferred Securities of Northview Capital Trust I in connection with the acquisition of Northview Financial Corporation (collectively, the “Trusts”). The Company owns 100% of the Common Securities of each of the Trusts. The Trust Preferred Securities represent preferred undivided beneficial interests in the assets of the Trusts. The Trusts invested the proceeds from the issuances of the Trust Preferred Securities and the Common Securities in Subordinated Debentures (“Debentures”) issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.

In accordance with the provisions of Financial Accounting Standards Board’s Financial Interpretation No. 46, Revised, “Consolidation of Variable Interest Entities” (FIN 46), which reflects new accounting guidance governing when a variable interest entity should be consolidated, as of September 30, 2004, the Trusts are not consolidated in the Company’s financial statements. Accordingly, the Debentures issued by the Company to these Trusts (as opposed to the Trust Preferred Securities issued by these Trusts) are reflected in the Company’s Consolidated Statements of Condition as “Long-term debt – trust preferred securities” and the Common Securities of the Trusts held by the Company are included in available-for-sale securities.

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of September 30, 2004.

(Dollars in thousands)

	Trust							Earliest
	Preferred		Issuance	Rate			Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Type	Rate		Date	Date
Wintrust Capital Trust I	$31,050	$32,010	10/98	Fixed		9.00%	09/30/28	09/30/03
Less: Adjustment for fair value hedge		(188)
Wintrust Capital Trust II	20,000	20,619	06/00	Fixed		10.50%	06/30/30	06/30/05
Wintrust Capital Trust III	25,000	25,774	04/03	Floating	LIBOR	+3.25%	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/03	Floating	LIBOR	+2.80%	12/08/33	12/08/08
Wintrust Statutory Trust V	40,000	41,238	05/04	Floating	LIBOR	+2.60%	05/11/34	06/30/09
Northview Capital Trust I	6,000	6,186	10/03	Fixed (thru 2008)		6.35%	11/08/33	11/08/08
Plus: Adjustment for purchase accounting		207

Total		$146,465

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

The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. As a result FIN 46, the Federal Reserve had been evaluating whether deconsolidation of the Trusts would affect the qualification of the Trust Preferred Securities as Tier I capital. In May 2004, the Federal Reserve issued a Notice of Proposed Rulemaking which would allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period on March 31, 2007. Interest expense on the Long-term debt – trust preferred securities are deductible for tax purposes.

(8) Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the periods shown:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$13,075	$9,907	$37,163	$27,189

Average common shares outstanding	20,541	17,617	20,347	17,445
Effect of dilutive potential common shares	1,345	1,199	1,327	1,137

Weighted average common shares and effect of dilutive potential common shares	21,886	18,816	21,674	18,582

Net income per common share:
Basic	$0.64	$0.56	$1.83	$1.56

Diluted	$0.60	$0.53	$1.71	$1.46

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

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2004	2003	Contribution	Contribution
Net interest income:
Banking	$35,200	$28,494	$6,706	23.5%
Premium finance	12,196	11,958	238	2.0
Tricom	965	1,003	(38)	(3.8)
Wealth management	1,941	1,805	136	7.5
Inter-segment eliminations	(8,575)	(9,033)	458	5.1
Other	(2,636)	(2,337)	(299)	(12.8)

Total net interest income	$39,091	$31,890	$7,201	22.6%

Non-interest income:
Banking	$11,194	$8,395	$2,799	33.3%
Premium finance	1,827	1,200	627	52.3
Tricom	1,040	1,019	21	2.1
Wealth management	7,481	7,843	(362)	(4.6)
Inter-segment eliminations	(167)	(47)	(120)	N/M
Other	72	33	39	118.2

Total non-interest income	$21,447	$18,443	$3,004	16.3%

Segment profit (loss):
Banking	$12,188	$9,699	$2,489	25.7%
Premium finance	6,303	5,848	455	7.8
Tricom	390	449	(59)	(13.1)
Wealth management	28	111	(83)	(74.8)
Inter-segment eliminations	(3,410)	(3,978)	568	14.3
Other	(2,424)	(2,222)	(202)	(9.1)

Total segment profit	$13,075	$9,907	$3,168	32.0%

Segment assets:
Banking	$5,724,633	$4,191,494	$1,533,139	36.6%
Premium finance	772,146	745,578	26,568	3.6
Tricom	45,440	43,526	1,914	4.4
Wealth management	77,316	76,052	1,264	1.7
Inter-segment eliminations	(829,788)	(821,115)	(8,673)	(1.1)
Other	27,539	69,342	(41,803)	(60.3)

Total segment assets	$5,817,286	$4,304,877	1,512,409	35.1%

N/M = not meaningful

The following table presents a summary of certain operating information for each reportable segment for nine months ended for the periods shown:

	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2004	2003	Contribution	Contribution
Net interest income:
Banking	$100,335	$77,843	$22,492	28.9%
Premium finance	37,875	32,422	5,453	16.8
Tricom	2,714	2,767	(53)	(1.9)
Wealth management	5,832	5,108	724	14.2
Inter-segment eliminations	(27,119)	(24,829)	(2,290)	(9.2)
Other	(7,318)	(6,488)	(830)	(12.8)

Total net interest income	$112,319	$86,823	$25,496	29.4%

Non-interest income:
Banking	$28,698	$27,554	$1,144	4.2%
Premium finance	5,365	3,470	1,895	54.6
Tricom	2,927	3,178	(251)	(7.9)
Wealth management	24,656	21,238	3,418	16.1
Inter-segment eliminations	(378)	(201)	(177)	(88.1)
Other	360	52	308	N/M

Total non-interest income	$61,628	$55,291	$6,337	11.5%

Segment profit (loss):
Banking	$33,706	$27,511	$6,195	22.5%
Premium finance	19,709	15,284	4,425	29.0
Tricom	1,000	1,238	(238)	(19.2)
Wealth management	763	(6)	769	N/M
Inter-segment eliminations	(11,230)	(10,791)	(439)	(4.1)
Other	(6,785)	(6,047)	(738)	(12.2)

Total segment profit	$37,163	$27,189	$9,974	36.7%

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

At September 30, 2004, the Company had two interest rate swap contracts, totaling $56.05 million in notional principal amount, both of which qualified for hedge accounting. The following table presents a summary of these derivative instruments and whether the contracts were cash flow (CF) hedges with changes in fair values reported as other comprehensive income (OCI) or fair value (FV) hedges with changes in fair values reported in the income statement (IS):

(Dollars in thousands)				September 30, 2004		December 31, 2003
	Type of	Change in	Maturity	Notional	Fair	Notional	Fair
Derivative Instrument	hedge	market value	Date	Amount	Value	Amount	Value
Interest rate swap	CF	OCI	2/27/04	$—	$—	$25,000	$(245)
Interest rate swap	CF	OCI	10/29/12	25,000	(416)	25,000	(331)
Interest rate swap	FV	IS	9/30/28 *	31,050	(188)	31,050	(632)

*	callable since 9/30/03

All of the interest rate derivatives designated as hedges in SFAS 133 relationships were considered highly effective during the nine months ending September 30, 2004, and none of the changes in fair value of these derivatives was attributed to hedge ineffectiveness.

No interest rate cap contracts were entered into in 2003 or 2004, and the Company had no interest rate cap contracts outstanding at September 30, 2004, December 31, 2003 or September 30, 2003.

Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios or the right to sell certain securities to the Company at predetermined prices. These option transactions are entered into with the intent to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are reported in other non-interest income. There were no covered call or put options outstanding as of September 30, 2004, December 31, 2003 or September 30, 2003.

The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated in a SFAS 133 hedge relationship. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At September 30, 2004 the Company had approximately $158.1 million of interest rate lock commitments and $238.1 million of forward commitments for the future delivery of residential mortgage loans. The majority of these interest rate lock commitments and related forward commitments are made on a best efforts basis. The aggregate fair value of these derivatives at September 30, 2004 was nominal. The fair values were estimated based on changes in mortgage rates from the date of the commitments.

(11) Business Combinations

On September 30, 2004, Wintrust completed the acquisition of Northview Financial Corporation, and its wholly-owned subsidiaries, Northview Bank and Trust (“Northview Bank”) and Northview Mortgage, LLC. Since the acquisition was completed on September 30, 2004, the Consolidated Statement of Condition as of September 30, 2004, includes the assets and liabilities of Northview Bank and Northview Mortgage, LLC; however, the results of operations of Northview Bank and Northview Mortgage, LLC will be included in Wintrust’s results of operations beginning October 1, 2004. Northview Financial Corporation was acquired for a total purchase price of $48.0 million, including the issuance of 475,246 shares of Wintrust’s common stock (then valued at $25.1 million).

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

A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	September 30,
(In thousands)	2004	Acquired	Losses	2004
Banking	$19,381	$42,029	$—	$61,410
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	20,151	505	—	20,656
Parent and other	—	—	—	—

Total	$48,490	$42,534	$—	$91,024

The $42.0 million increase in goodwill in the banking segment in the first nine months of 2004 relates to $31.3 million recorded in connection with the acquisition of Northview Financial Corporation and $10.6 million recorded in connection with the acquisitions of WestAmerica and Guardian. Wintrust could pay additional contingent consideration related to the WestAmerica and Guardian purchases upon the attainment of certain performance measures over the next five years. Such additional consideration, if any, would increase goodwill when it is determined to be payable beyond a reasonable doubt. The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the purchase agreement. Wintrust could pay additional contingent consideration pursuant to the LFCM purchase upon the attainment of certain performance measures over the next three years.

At September 30, 2004 and 2003, Wintrust had $4.6 million and $2.3 million, respectively, in unamortized finite-lived intangible assets, classified on the Consolidated Statement of Condition as other intangible assets. These other intangible assets relate to the portion of the purchase price assigned to the value of customer lists acquired in the acquisitions of LFCM and WHAMC and the value of the deposit bases acquired in the acquisitions of Advantage Bank, Village Bank and Northview Bank. The wealth management segment and banking segment accounted for $1.8 million and $2.9 million, respectively, of the other intangible assets as of September 30, 2004. The values assigned to the customer lists of LFCM and WHAMC are being amortized on an accelerated basis over seven years and the values assigned to the deposit bases of Advantage Bank, Village Bank and Northview Bank are being amortized on an accelerated basis over ten-year periods. Estimated amortization expense on finite-lived intangible assets for the years ended 2004 through 2008 is as follows:

(Dollars in thousands)
Actual in 9 months ended September 30, 2004	$587
Estimated remaining in 2004	263
Estimated – 2005	931
Estimated – 2006	766
Estimated – 2007	634
Estimated – 2008	535

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2004	2003	2004	2003
Net income
As reported	$13,075	$9,907	$37,163	$27,189
Compensation cost of stock options based on fair value, net of related tax effect	(608)	(317)	(1,673)	(971)

Pro forma	$12,467	$9,590	$35,490	$26,218

Earnings per share – Basic
As reported	$0.64	$0.56	$1.83	$1.56
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.02)	(0.09)	(0.06)

Pro forma	$0.61	$0.54	$1.74	$1.50

Earnings per share – Diluted
As reported	$0.60	$0.53	$1.71	$1.46
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.02)	(0.07)	(0.05)

Pro forma	$0.57	$0.51	$1.64	$1.41

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model is sensitive to changes in the subjective assumptions, which can materially affect the fair value estimates. As a result, the pro forma amounts indicated above may not be representative of the effects on reported net income for future years.

Included in the determination of net income as reported is compensation expense related to restricted share awards of $183,000 ($112,000 net of tax) in the third quarter of 2004 and $198,000 ($122,000 net of tax) in the third quarter of 2003. For the nine months ended September 30, 2004 and 2003, net income as reported included compensation expense related to restricted share awards of $538,000 ($330,000 net of tax) and $586,000 ($362,000 net of tax), respectively.

(14) Subsequent Events and Pending Acquisitions

On October 15, 2004, the Company completed the acquisition of Town Bancshares, Ltd, parent company of Town Bank with banking locations in Delafield and Madison, Wisconsin. Town Bank began operations as a de novo bank in 1998 and had total assets of approximately $260 million as of September 30, 2004. The aggregate purchase price, including the value of in-the-money options, was approximately $41.1 million. This transaction fulfills the Company’s plans to continue expansion into communities within the Chicago and Milwaukee market areas.

On October 15 2004, the Company announced the signing of a definitive agreement to acquire Antioch Holding Company (“Antioch”), the parent company of State Bank of The Lakes, with locations in Antioch, Lindenhurst, Grayslake, Spring Grove and a location under construction in McHenry. Antioch had total assets of approximately $443 million as of September 30, 2004. This transaction will significantly expand the Company’s community banking network into northern Lake County, Illinois. The aggregate purchase price is approximately $95 million. The transaction is subject to approval by the applicable bank regulators and certain closing conditions and is expected to close in the first quarter of 2005.

(15) Recent Accounting Pronouncements

Emerging Issues Task Force (“EITF”) 03-1 applies to debt and equity securities and required qualitative and quantitative disclosures about impaired investment securities effective December 31, 2003. In addition, EITF 03-1 requires the application of a three-step model to determine other-than-temporary impairments of investment securities. On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, ’” delaying the effective date for the recognition and measurement guidance of EITF 03-1, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued in early December 2004.

On October 13, 2004, the FASB concluded that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Therefore, the Company would be required to apply Statement 123R beginning July 1, 2005, for the quarter ended September 30, 2005.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2004, compared with December 31, 2003, and September 30, 2003, and the results of operations for the three and nine-month periods ended September 30, 2004 and 2003 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview and Strategy

Wintrust is a financial holding company engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area through its twelve bank subsidiaries (collectively, “Banks”). Additionally, the Company operates various non-bank subsidiaries.

Wintrust organized its first bank in December 1991. As of September 30, 2004, it has organized a total of eight banks and purchased three banks that were started between 1993 and 2001. In October 2004, the Company purchased Town Bank with locations in Delafield and Madison Wisconsin, providing the Company with its first bank outside of Illinois. The Company has grown to $5.82 billion in total assets at September 30, 2004, from $4.30 billion in total assets at September 30, 2003, an increase of 35%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring new banks and opening new branch facilities, and building an experienced management team. During the first nine months of 2004, the Company opened seven new banking offices in addition to the four locations added by the Northview Bank acquisition. The Company’s financial performance generally reflects the improved profitability of its operating subsidiaries as they mature, offset by the costs of establishing and acquiring new banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The Banks began operations during the period indicated in the table below:

Lake Forest Bank	December 1991
Hinsdale Bank	October 1993
North Shore Bank	September 1994
Libertyville Bank	October 1995
Barrington Bank	December 1996
Crystal Lake Bank	December 1997
Northbrook Bank	November 2000
Advantage Bank (acquired by Wintrust in October 2003)	January 2001
Village Bank (acquired by Wintrust in December 2003)	November 1995
Beverly Bank	April 2004
Northview Bank (acquired by Wintrust in September 2004)	May 1993
Town Bank (acquired by Wintrust in October 2004)	July 1998

Subsequent to these initial dates of operations, each of the Banks, except Beverly Bank, has established additional full-service banking facilities. As of September 30, 2004, the Banks had 47 banking facilities, compared to 32 as of September 30, 2003. During those twelve months, the Company opened its tenth bank subsidiary, Beverly Bank, on the southwest side of Chicago, Lake Forest Bank opened a new branch serving the Ravinia community (Highland Park Bank & Trust), North Shore Bank opened a new branch (the Wayne Hummer Bank) in the downtown Chicago office of Wayne Hummer Investments, Hinsdale Bank opened a new branch in Downers Grove (the Community Bank of Downers Grove), Libertyville Bank opened new branches in Gurnee (the Gurnee Community Bank) and Lake Villa (Lake Villa Bank & Trust), Northbrook opened a new branch in Buffalo Grove (Buffalo Grove Bank & Trust), and the Company added four banking locations with the acquisitions of Advantage Bank (with banking locations in Elk Grove Village and Roselle) and Village Bank (with banking locations in Arlington Heights and Prospect Heights) in the fourth quarter of 2003 and four banking locations with the acquisition of Northview Bank on September 30, 2004.

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

First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $622 million in loan (premium finance receivables) volume in the third quarter of 2004, $1.9 billion in the first nine months of 2004 and $2.3 billion during the full year 2003. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued strong origination volume in 2004, FIFC sold approximately $120 million, or 19%, of the receivables originated in the third quarter of 2004, to an unrelated third party with servicing retained. On a year-to-date basis, FIFC sold approximately $346 million, or 18%, of the receivables originated in the first nine months of 2004, compared to sales of $195 million, or 12%, of the receivables originated during the first nine months of 2003. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios during 1999. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

As part of its continuing strategy to enhance and diversify its earning asset base and revenue stream, in May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate Guardian Real Estate Services, Inc (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and its mortgage broker affiliates. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. Guardian’s headquarters are located in Oakbrook Terrace, Illinois. WestAmerica will provide the Banks with an enhanced loan origination and documentation system which should allow each firm to better utilize existing operational capacity and improve the product offering for the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be retained by the Banks in their loan portfolios resulting in additional earning assets to the combined organization, thus adding further diversification to the Company’s earning asset base.

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

WHI, a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Headquartered in Chicago, WHI operates an office in Appleton, Wisconsin, and as of September 30, 2004, has established branch locations in offices at Lake Forest Bank, Hinsdale Bank, Libertyville Bank, Barrington Bank and Crystal Lake Bank. The Company plans to open WHI offices at each of the Banks. WHI is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers. Focused, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with community-based financial institutions located primarily in Illinois.

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

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
WHTC	$644,248	$578,356	$563,699
WHAMC (1)	813,460	796,095	733,843
WHAMC’s proprietary mutual funds	176,095	186,441	297,282
WHI – brokerage assets in custody	4,900,000	4,700,000	4,300,000

(1) Excludes the proprietary mutual funds managed by WHAMC

The decrease in the amount of the managed assets in WHAMC’s proprietary mutual funds from the third quarter of 2003 relates primarily to the migration of balances from the WHAMC money market mutual fund to FDIC-insured deposit accounts at the Banks. WHAMC’s money market mutual fund was liquidated in December 2003. The money market mutual fund balance was $125.8 million at September 30, 2003. In addition, the WHAMC Income Fund was liquidated in the second quarter of 2004. The Income Fund had a balance of $12.2 million at December 2003 and $14.9 million at September 30, 2003.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures, as compared to the same period last year, are shown below:

	Nine Months Ended		Percentage (%)/
	September 30,	September 30,	Basis Point (bp)
(Dollars in thousands, except per share data)	2004	2003	Change
Net income	$7,163	$27,189	36.7%
Net income per common share – Diluted	1.71	1.46	17.1
Net revenues (1)	173,947	142,114	22.4
Net interest income	112,319	86,823	29.4
Net interest margin (5)	3.16%	3.20%	(4	)bp
Core net interest margin (2) (5)	3.30	3.32	(2)
Net overhead ratio (3)	1.25	1.21	4
Efficiency ratio (4) (5)	63.74	64.23	(49)
Return on average assets	0.95	0.91	4
Return on average equity	13.46	14.92	(146)

	Three Months Ended		Percentage (%)/
	September 30,	September 30,	Basis Point (bp)
	2004	2003	Change
Net income	$13,075	$9,907	32.0%
Net income per common share – Diluted	0.60	0.53	13.2
Net revenues (1)	60,538	50,333	20.3
Net interest income	39,091	31,890	22.6
Net interest margin (5)	3.16%	3.31%	(15	)bp
Core net interest margin (2) (5)	3.32	3.44	(12)
Net overhead ratio (3)	1.25	1.27	(2)
Efficiency ratio (4) (5)	64.29	63.08	121
Return on average assets	0.96	0.94	2
Return on average equity	13.56	15.24	(168)
At end of period
Total assets	$5,817,286	$4,304,877	35.1%
Total loans, net of unearned income	4,000,175	2,949,143	35.6
Total deposits	4,751,593	3,529,196	34.6
Long-term debt – trust preferred securities	146,465	76,512	91.4
Total shareholders’ equity	430,153	299,874	43.4
Book value per common share	$20.42	$15.87	28.7
Market price per common share	57.28	37.80	51.5
Allowance for loan losses to total loans	0.79%	0.77%	2	bp
Non-performing assets to total assets	0.33	0.34	(1)

(1)	Net revenue includes net interest income and non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt – Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios,” for additional information on this performance measure/ratio.

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

In accordance with SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with GAAP, a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance. The following discussion provides an explanation of these supplemental measures and ratios and why management believes that they provide a more accurate view of performance. In addition, the table below presents the supplemental data and the corresponding reconciliation to GAAP financial measures for the three month and nine month periods ended September 30, 2004 and 2003.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
(A) Interest income (GAAP)	$65,377	$52,472	$184,683	$148,977
Taxable-equivalent adjustment – loans	123	109	330	375
Taxable-equivalent adjustment – liquidity management assets	39	47	173	180
Taxable equivalent adjustment – other earning assets	10	11	39	50

Interest income – FTE	$65,549	$52,639	$185,225	$149,582
(B) Interest expense (GAAP)	26,286	20,582	72,364	62,154

Net interest income – FTE	$39,263	$32,057	$112,861	$87,428

(C) Net interest income (GAAP) (A minus B)	$39,091	$31,890	$112,319	$86,823
Net interest income – FTE	$39,263	$32,057	$112,861	$87,428
Add: Interest expense on long-term debt – trust preferred securities, net (1)	1,919	1,214	4,938	3,290

Core net interest income – FTE (2)	$41,182	$33,271	$117,799	$90,718

(D) Net interest margin (GAAP)	3.15%	3.30%	3.14%	3.18%
Net interest margin – FTE	3.16%	3.31%	3.16%	3.20%
Core net interest margin – FTE (2)	3.32%	3.44%	3.30%	3.32%
(E) Efficiency ratio (GAAP)	64.47%	63.29%	63.94%	64.50%
Efficiency ratio – FTE	64.29%	63.08%	63.74%	64.23%

(1)	Interest expense from the long-term debt – trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Net Income

Net income for the third quarter ended September 30, 2004 totaled $13.1million, an increase of $3.2 million, or 32%, over the $9.9 million recorded in the third quarter of 2003. On a per share basis, net income for the third quarter of 2004 totaled $0.60 per diluted common share, a $0.07 per share, or 13%, increase as compared to the 2003 third quarter total of $0.53 per diluted common share. Return on average equity for the third quarter of 2004 was 13.56%, compared to 15.24% for the same period of 2003.

Net income for the first nine months of 2004, totaled $37.2 million, an increase of $10.0 million, or 37%, compared to $27.2 million for the same period in 2003. On a per share basis, net income per diluted common share was $1.71 for the first nine months of 2004, a $0.25 per share, or 17%, increase compared to $1.46 for the same period of 2003. Return on average equity for the first nine months of 2004 was 13.46% versus 14.92% for the same period of 2003.

The lower growth rate in the earnings per share as compared to net income for the third quarter and nine months ending September 30, 2004, was due primarily to an increase in the average number of common shares outstanding. Average common shares outstanding in the third quarter of 2004 reflected an increase of 2.9 million shares, or 17%, compared to the third quarter of 2003. This increase in average shares outstanding was due primarily to the issuance of 1,377,108 new shares of common stock in an underwritten public offering in September 2003, the issuance of 670,867 shares of common stock in October 2003 in connection with the acquisition of Advantage National Bancorp, the issuance of 257,202 shares of common stock in December 2003 in connection with the acquisition of Village Bancorp, Inc. and the issuance of 180,438 shares of common stock in May 2004 in connection with the acquisitions of WestAmerica and Guardian.

Wintrust acquired several operating companies since January 2003, including LFCM effective February 1, 2003, Advantage Bank effective October 1, 2003, Village Bank effective December 1, 2003, WestAmerica and Guardian effective May 1, 2004 and Northview Bank on September 30, 2004. The results of operations of each of these entities have been included in Wintrust’s results of operations since the respective effective dates.

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended September 30, 2004 totaled $39.3 million, an increase of $7.2 million, or 22%, as compared to the $32.1 million recorded in the same quarter of 2003. This increase in net interest income resulted primarily from an increase in average earning assets of $1.1 billion, or 28%, during the periods. In the third quarter of 2004, average loans, the highest yielding component of the earning asset base, increased $735 million, or 24%, compared to the third quarter of 2003. The positive effect of the increase in earning assets was offset by a decrease in the interest rate spread to 2.95% for the third quarter of 2004 from 3.11% in the prior year period. The table on page 26 presents a summary of changes in net interest income attributable to changes in the growth of earning assets and changes in interest rates.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the third quarter of 2004 the net interest margin was 3.16%, a decrease of 15 basis points when compared to the net interest margin of 3.31% in the prior year third quarter. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.32% for the third quarter of 2004, a decrease of 12 basis points when compared to the prior year third quarter’s core net interest margin of 3.44%. The net interest margin improved four basis points in the third quarter of 2004 compared to the second quarter of 2004 as the yield on earning assets increased by 14 basis points, the rate paid on interest-bearing liabilities increased by 11 basis points and the contribution from net free funds improved by one basis point. The earning asset yield improvement in the third quarter of 2004 compared to the second quarter of 2004 was attributable to a 21 basis point increase in the yield on liquidity management assets and a 13 basis point increase in the yield on loans. The liquidity management asset yield increased as a result of a larger volume of higher yielding, longer term securities in the third quarter of 2004 as compared to the third quarter of 2003. The higher loan yield is reflective of the three 25 basis point increases affected by the Federal Reserve Bank between June 30, 2004 and September 21, 2004 offset somewhat by continued competitive pricing pressures in the premium finance industry and lower delinquency fees as the premium finance portfolio credit quality improved. The interest-bearing liability rate increase of 11 basis points was due to higher costs of deposits in the third quarter as Treasury-based deposit products re-priced in advance of both rate increases announced by the Federal Reserve Bank on August 10, 2004 and September 21, 2004, promotional pricing activities associated with opening additional branches in communities not currently served by Wintrust and the extension of maturities on fixed maturity time deposits in anticipation of continued rate increases.

The following table presents a summary of the Company’s average balance sheet, net interest income and related net interest margins, calculated on a fully taxable-equivalent basis, for the periods shown:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2004			September 30, 2003
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets(1)(2)(8)	$1,084,180	10,570	3.88%	$723,382	$6,690	3.67%
Other earning assets(2)(3)(8)	39,292	434	4.39	35,740	342	3.80
Loans, net of unearned income(2)(4)(8)	3,812,734	54,545	5.69	3,077,798	45,607	5.88

Total earning assets(8)	$4,936,206	$65,549	5.28%	$3,836,920	$52,639	5.44%

Allowance for loan losses	(29,584)			(22,228)
Cash and due from banks	100,436			84,083
Other assets	423,691			282,928

Total assets	$5,430,749			$4,181,703

Interest-bearing deposits	$3,952,110	$21,044	2.12%	$3,132,445	$16,535	2.09%
Federal Home Loan Bank advances	244,017	2,186	3.56	140,000	1,489	4.22
Notes payable and other borrowings	97,561	346	1.41	108,229	638	2.34
Subordinated notes	50,000	723	5.66	50,000	713	5.58
Long-term debt – trust preferred securities	139,838	1,987	5.68	76,816	1,207	6.29

Total interest-bearing liabilities	$4,483,526	$26,286	2.33%	$3,507,490	$20,582	2.33%

Non-interest bearing deposits	432,695			330,623
Other liabilities	130,994			85,693
Equity	383,534			257,897

Total liabilities and shareholders’ equity	$5,430,749			$4,181,703

Interest rate spread(5)(8)			2.95%			3.11%
Net free funds/contribution(6)	$452,680		0.21	$329,430		0.20

Net interest income/Net interest margin(8)		$39,263	3.16%		$32,057	3.31%

Core net interest margin(7)(8)			3.32%			3.44%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended September 30, 2004 and 2003 were $172,000 and $167,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of Wintrust’s Long-term Debt – Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

The yield on total earning assets for the third quarter of 2004 was 5.28% as compared to 5.44% in 2003 and 5.14% in the second quarter of 2004. The decrease of 16 basis points from the third quarter of 2003 resulted primarily from the effects of competitive market pressures on loan rates offset somewhat by the rising interest rate environment in the third quarter of 2004. The third quarter 2004 yield on loans was 5.69%, a 19 basis point decrease when compared to the prior year third quarter yield of 5.88% and a 13 basis point increase compared to the second quarter of 2004. Average loans comprised approximately 77% of total average earning assets in the third quarter of 2004 and 80% in the third quarter of 2003, tempering somewhat the impact of the rising interest rate environment between the two periods. Average liquidity management assets (primarily investment securities) increased $361 million over the third quarter of 2003. The Company strives to maintain an average loan to average deposit ratio between 85-90%.

The rate paid on interest-bearing deposits increased three basis points to 2.12% in the third quarter of 2004 compared to 2.09% in the third quarter of 2003. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes and other borrowings, declined to 3.29% in the third quarter of 2004 compared to 3.77% in the third quarter of 2003 as a result of lower average rates paid on Federal Home Loan Bank advances and the additional trust preferred borrowings added in the second half of 2003 and first half of 2004. The Company utilizes these borrowing sources to fund the additional capital requirements of the subsidiary banks, to manage its capital and its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s average balance sheet, net interest income and related net interest margins, calculated on a fully taxable-equivalent basis, for the periods shown:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2004			September 30, 2003
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets(1)(2)(8)	$1,047,334	$29,858	3.81%	$731,383	$19,719	3.60%
Other earning assets(2)(3)(8)	38,045	1,170	4.11	38,943	1,161	3.99
Loans, net of unearned income(2)(4)(8)	3,688,532	154,197	5.58	2,881,317	128,702	5.97

Total earning assets(8)	$4,773,911	$185,225	5.18%	$3,651,643	$149,582	5.48%

Allowance for loan losses	(28,262)			(20,685)
Cash and due from banks	101,741			77,617
Other assets	353,068			266,561

Total assets	$5,200,458			$3,975,136

Interest-bearing deposits	$3,813,646	$57,909	2.03%	$2,993,849	$50,650	2.26%
Federal Home Loan Bank advances	207,890	5,752	3.70	140,000	4,419	4.22
Notes payable and other borrowings	141,538	1,476	1.39	97,992	2,013	2.75
Subordinated notes	50,000	2,130	5.60	39,103	1,782	6.01
Long-term debt – trust preferred securities	120,247	5,097	5.65	66,275	3,290	6.62

Total interest-bearing liabilities	$4,333,321	$72,364	2.23%	$3,337,219	$62,154	2.49%

Non-interest bearing deposits	372,994			314,071
Other liabilities	125,350			80,140
Equity	368,793			243,706

Total liabilities and shareholders’ equity	$5,200,458			$3,975,136

Interest rate spread(5)(8)			2.95%			2.99%
Net free funds/contribution(6)	$440,590		0.21	$314,424		0.21

Net interest income/Net interest margin(8)		$112,861	3.16%		$87,428	3.20%

Core net interest margin(7)(8)			3.30%			3.32%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2004 and 2003 were $542,000 and $605,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of Wintrust’s Long-term Debt – Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

Tax-equivalent net interest income for the nine months ended September 30, 2004 totaled $112.9 million, an increase of $25.4 million, or 29%, as compared to the $87.4 million recorded in the same period of 2003. Growth in the Company’s earning asset base was the primary contributor to this increase, as year-to-date average loans increased $807 million, or 28%. The year-to-date net interest margin was 3.16%, a decrease of four basis points when compared to the net interest margin of 3.20% in the prior year.

The yield on total earning assets for the first nine months of 2004 was 5.18% as compared to 5.48% in 2003, a decrease of 30 basis points, primarily resulting from lower yields on loans. The rate paid on interest-bearing liabilities for the first nine months of 2004 was 2.23%, compared to 2.49% in 2003, a decline of 26 basis points. As a result of a more significant decrease in the yield on earning assets compared to the decrease in the average rate paid on interest bearing liabilities, the interest rate spread (difference between the yield on earning assets and the rate paid on interest-bearing liabilities) declined four basis points to 2.95% for first nine months of 2004 when compared to 2.99% for the first nine months of 2003. The net interest margin declined four basis points to 3.16% during the first nine months of 2004 compared to 3.20% for the first nine months of 2003.

The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended September 30, 2004 and June 30, 2004, the nine-month periods ended September 30, 2004 and September 30, 2003 and the three-month periods ended September 30, 2004 and September 30, 2003. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates, and changes due to differing number of days in each period:

	Third Quarter	First Nine Months	Third Quarter
	of 2004	of 2004	of 2004
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2004	of 2003	of 2003
Tax-equivalent net interest income for comparative period	$36,903	$87,428	$32,057
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,251	24,972	8,150
Change due to interest rate fluctuations (rate)	708	142	(944)
Change due to number of days in each period	401	319	—

Tax-equivalent net interest income for the period ended September 30, 2004	$39,263	$112,861	$39,263

Non-interest Income

For the third quarter of 2004, non-interest income totaled $21.4 million and increased $3.0 million, or 16%, compared to the prior year third quarter. The increase in non-interest income in the quarter is primarily a result of a higher gain on sale of premium finance receivables, increased net gains on available-for-sale securities, increased fees from covered call and put options and the impact of the recent acquisitions. For the third quarter of 2004, the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian contributed $4.7 million of non-interest income, including $4.0 million in mortgage banking revenue, $101,000 in service charges on deposits, and $432,000 in fees from covered call and put options. Offsetting these increases were a lower level of revenue from WHI’s brokerage business and a lower level of mortgage banking revenue generated by the Banks. The net increase in mortgage banking revenue of $213,000 in the third quarter of 2004 compared to the third quarter of 2003, reflects the $4.0 million generated by WestAmerica and Guardian offset by $3.8 million in reduced revenue from the Banks.

Non-interest income as a percentage of net revenue decreased to 35% in the third quarter of 2004, compared to 37% in the second quarter of 2004 and the prior year third quarter.

The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2004	2003	Change	Change
Brokerage	$4,984	$5,681	$(697)	(12.3)%
Trust and asset management	2,179	2,035	144	7.1

Total wealth management	7,163	7,716	(553)	(7.2)

Mortgage banking revenue	5,292	5,079	213	4.2
Service charges on deposit accounts	998	890	108	12.1
Gain on sale of premium finance receivables	1,827	1,200	627	52.2
Administrative services revenue	1,040	1,019	21	2.1
Net available-for-sale securities gains	878	31	847	N/M
Other:
Fees from covered call and put options	2,669	1,278	1,391	108.8
Bank Owned Life Insurance	520	492	28	5.9
Miscellaneous	1,060	738	322	43.6

Total other	4,249	2,508	1,741	69.4

Total non-interest income	$21,447	$18,443	$3,004	16.3%

For the nine months ended September 30, 2004, non-interest income totaled $61.6 million, an increase of $6.3 million, or 12%, compared to the same period of 2003. For the year-to-date period, wealth management fees along with the same items that contributed to the increase in the quarterly period were the primary contributors to the year-to-date increase in non-interest income. These increases were offset by a significantly lower level of mortgage banking revenue generated by the Banks. For the nine months ending September 30, 2004, the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian contributed $8.6 million of non-interest income, including $6.8 million in mortgage banking revenue, $267,000 in service charges on deposits, and $1.2 million in fees from covered call and put options. The net decrease in mortgage banking revenue of $2.3 million in the nine months ended September 30, 2004 as compared to the same period of 2003, reflects the $6.8 million generated by WestAmerica and Guardian offset by $9.1 million in reduced revenue from the Banks.

Non-interest income as a percentage of net revenue declined to 35% for the nine months ended September 30, 2004 compared to 39% for the first nine months of 2003.

The following table presents non-interest income by category for the periods presented:

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2004	2003	Change	Change
Brokerage	$17,141	15,204	$1,937	12.7%
Trust and asset management	6,518	5,465	1,053	19.3

Total wealth management	23,659	20,669	2,990	14.5

Mortgage banking revenue	12,549	14,877	(2,328)	(15.6)
Service charges on deposit accounts	2,944	2,611	333	12.7
Gain on sale of premium finance receivables	5,365	3,470	1,895	54.6
Administrative services revenue	2,927	3,178	(251)	(7.9)
Net available-for-sale securities gains	1,731	637	1,094	171.8
Other:
Fees from covered call and put options	7,285	6,058	1,227	20.2
Bank Owned Life Insurance	1,542	1,461	81	5.6
Miscellaneous	3,626	2,330	1,296	55.6

Total other	12,453	9,849	2,604	26.4

Total non-interest income	$61,628	$55,291	$6,337	11.5%

Wealth management fees are comprised of the trust and asset management revenues generated by WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at the Wayne Hummer Companies. Wealth management fees totaled $7.2 million in the third quarter of 2004, a $553,000 decrease from the $7.7 million in the third quarter of 2003. Revenue from retail brokerage trading in the debt and equity markets declined $697,000 when compared to the third quarter of 2003 and declined $878,000 from the second quarter of 2004. This decline in the third quarter is a result of the lack of individual investor interest in relatively low yields on fixed income securities and a recent apparent decline in investor confidence in the equity markets, causing lower volumes of trades. For the nine months ended September 30, 2004, wealth management fees totaled $23.7 million in 2004, and increased $3.0 million, or 14%, compared to the same period of 2003. On a year-to-date basis, brokerage revenue as well as trust and asset management fees increased. Valuations of the equity securities under management affect the fees earned thereon and trading volumes affect brokerage fees. Wintrust’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream. Total assets under management and / or administration by WHTC and WHAMC were $1.6 billion at September 30, 2004 and September 30, 2003. The September 30, 2003, balance includes $126 million of funds in the Wayne Hummer money market mutual fund. As previously disclosed, funds from the Wayne Hummer money market mutual fund have migrated into FDIC-insured deposits at the Banks and the money market mutual fund was liquidated in December 2003.

Mortgage banking revenue includes revenue from activities related to originating and selling residential real estate loans into the secondary market. With the addition of WestAmerica and Guardian in May 2004, this revenue line now includes gains on the sales of mortgage loans to the secondary market, origination fees, rate lock commitment fees, document preparation fees, the impact of capitalizing servicing rights on loans sold and serviced by certain Wintrust Banks and the impact of amortizing and valuing the capitalized servicing right asset. For the quarter ended September 30, 2004, this revenue source totaled $5.3 million, including the $4.0 million generated by WestAmerica and Guardian. The Banks generated $1.3 million of mortgage banking revenue in the third quarter of 2004, compared to $2.1 million in the second quarter of 2004 and $5.1 million in the third quarter of 2003. On a year-to-date basis mortgage banking revenue totaled $12.5 million, and declined $2.3 million from the same period of 2003. WestAmerican and Guardian contributed $6.8 million of mortgage banking revenue since its acquisition in May 2004. The Banks generated $5.7 million of mortgage banking revenue for the first nine months of 2004, compared to $14.9 million for the same period of 2003. As previously discussed, the level of refinancing activity declined significantly beginning in the fourth quarter of 2003 as mortgage rates began to rise and have been at substantially lower levels in the first nine months of 2004 compared to the same period of 2003. Although mortgage banking revenue is a continuous source of revenue, these fees are significantly impacted by mortgage interest rates.

Service charges on deposit accounts totaled $998,000 for the third quarter of 2004, an increase of $108,000, or 12%, when compared to the same quarter of 2003. On a year-to-date basis, service charges on deposit accounts totaled $2.9 million, an increase of $333,000, or 13%, compared to the same period of 2003. Advantage Bank and Village Bank contributed $101,000 to the third quarter increase and $267,000 to the year-to-date increase. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Gain on sale of premium finance receivables results from the Company’s sales of premium finance receivables to an unrelated third party. As previously noted, the majority of the receivables originated by FIFC are purchased by the Banks to more fully utilize their lending capacity. However, as a result of continued strong origination volume of premium finance receivables, the Company sold $120.0 million of premium finance receivables to an unrelated third party in the third quarter of 2004 and recognized gains totaling $1.8 million related to this activity, compared to the sale of $62.9 million of premium finance receivables and recognized gains of $1.2 million in the third quarter of 2003. On a year-to-date basis, the Company recognized gains of $5.4 million in 2004 on sales of $345.7 million, compared to $3.5 million of gains in the same period of 2003 on sales of $194.9 million.

Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread averaged 4.70% in the third quarter of 2004, compared to a range of 4.62% to 4.72% in the same quarter of 2003. For the first nine months of 2004 this spread ranged from 4.70% to 4.84%, compared to a range of 4.44% to 4.82% during the first nine months of 2003. The higher amount of gain recognized in the third quarter of 2004 compared to the prior year quarter was due primarily to a higher volume of loans sold, and to a lesser extent lower estimated credit losses. The Company continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from the customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately ten months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. In the third quarter of 2004, clean up calls resulted in increased gains (primarily from reversing the remaining balance of the related liability for the recourse obligation established for these loans) of approximately $95,000 while clean up calls made during the third quarter of 2003 resulted in increased gains of approximately $180,000. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. During the first nine months of 2004 estimated credit losses were estimated at 0.25%, compared to 0.50% in the first nine months of 2003. The decrease in estimated credit losses was a result of a lower level of charge-offs in recent quarters in the overall premium finance receivables portfolio (see “Allowance for Loan Losses” section later in this report for more detail). The average term of the loans was estimated at approximately eight months during the first nine months of 2004 and 2003. The applicable discount rate used in determining gains related to this activity in 2004 was unchanged from the discount rate used in 2003.

At September 30, 2004, premium finance loans sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $218.0 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At September 30, 2004, the remaining estimated recourse obligation carried in other liabilities is approximately $325,000.

Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first nine months of 2004 for premium finance receivables sold and serviced for others totaled $131,000. At September 30, 2004, non-performing loans related to this sold portfolio were approximately $1.0 million, or 0.47%, of the outstanding loans in the sold portfolio. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.

Wintrust attempts to maintain its average loan-to-deposit ratio in the range of 85-90%. During the third quarter of 2004, the ratio was approximately 87%. Consistent with Wintrust’s strategy to be asset-driven and the desire to maintain its loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

The administrative services revenue contributed by Tricom added $1.0 million to total non-interest income in the third quarter of 2004, up $21,000 over the third quarter of 2003. On a year-to-date basis, Tricom contributed $2.9 million to non-interest income, reflecting a decrease of $251,000, or 8%, compared to the same period of 2003. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. During 2004, Tricom’s revenue has been negatively affected by competitive rate pressure in the industry. Increasing sales penetration offset the effects of the competitive pricing pressures in the third quarter of 2004, causing the administrative services revenues in the third quarter of 2004 to increase $95,000 compared to the second quarter of 2004. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

Fees from covered call option and put option transactions in the third quarter of 2004 totaled $2.7 million, representing an increase of $1.4 million, or 109%, compared to the third quarter of 2003. On a year-to-date basis, the Company recognized $7.3 million in fees in 2004 from this activity compared to $6.1 million in 2003, an increase of $1.2 million, or 20%. During the first nine months of 2004, covered call and put option contracts were written against $1.2 billion of underlying securities, compared to $1.6 billion in the first nine months of 2003. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Put option contracts are also written with terms of less than three months against U.S. Treasury and agency securities deemed appropriate for the Banks’ investment portfolios. These option contracts are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call or put options at September 30, 2004, December 31, 2003 or September 30, 2003.

During the third quarter of 2004, the Company purchased $7.9 million of additional Bank Owned Life Insurance (“BOLI”). The Company originally purchased $41.1 million of BOLI in the second quarter of 2002. The BOLI policies were purchased to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in the executives’ employment contracts. Adjustments to the cash surrender value of the BOLI policies are recorded as other non-interest income and totaled $520,000 and $492,000 for the third quarter of 2004 and 2003, respectively, and $1.5 million for the nine months ended September 30, 2004 and 2003.

Non-interest Expense

Non-interest expense for the third quarter of 2004 totaled $38.5 million, an increase of $6.6 million, or 21%, from the third quarter 2003 total of $31.8 million. For the first nine months of 2004, non-interest expense totaled $110.1 million, an increase of $18.9 million, or 21%, compared to the same period of 2003. The increases in non-interest expense in the quarterly and year-to-date periods over the prior year periods reflect the continued growth and expansion of the Banks with additional branches, the growth in the premium finance business and the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian. These acquisitions contributed $6.6 million in non-interest expense in the third quarter of 2004 and $13.6 million in the first nine months of 2004. Since September 30, 2003, total loans and total deposits have increased 36% and 35%, respectively, requiring higher levels of staffing and other costs in order to both attract and service a larger customer base. Despite the increases in non-interest expense, the Company’s efficiency ratio improved to 63.74% for the first nine months of 2004, compared to 64.23% for the same period of 2003.

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2004	2003	Change	Change
Salaries and employee benefits	$23,768	$19,957	$3,811	19.1%
Equipment	2,275	1,968	307	15.6
Occupancy, net	2,529	1,841	688	37.4
Data processing	1,257	1,114	143	12.8
Advertising and marketing	785	602	183	30.4
Professional fees	1,289	862	427	49.6
Amortization of other intangibles	194	150	44	29.1
Other:
Commissions – 3rd party brokers	859	847	12	1.4
Loan expenses	305	686	(381)	(55.4)
Postage	816	564	252	44.7
Miscellaneous	4,388	3,247	1,141	35.1

Total other	6,368	5,344	1,024	19.2

Total non-interest expense	$38,465	$31,838	$6,627	20.8%

The following table presents non-interest expense by category for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2004	2003	Change	Change
Salaries and employee benefits	$66,841	$55,673	$11,168	20.0%
Equipment	6,626	5,727	899	15.7
Occupancy, net	7,026	5,626	1,400	24.9
Data processing	3,909	3,193	716	22.4
Advertising and marketing	2,376	1,645	731	44.4
Professional fees	3,432	2,565	867	33.8
Amortization of other intangibles	587	448	139	31.1
Other:
Commissions – 3rd party brokers	3,092	2,224	868	39.1
Loan expenses	1,102	2,048	(946)	(46.2)
Postage	2,164	1,719	445	25.9
Miscellaneous	12,954	10,391	2,563	24.7

Total other	19,312	16,382	2,930	17.9

Total non-interest expense	$110,109	$91,259	$18,850	20.7%

Salaries and employee benefits totaled $23.8 million for the third quarter of 2004, an increase of $3.8 million, or 19%, as compared to the prior year’s third quarter total of $20.0 million. The acquisitions of Advantage Bank in October 2003, Village Bank in December 2003 and WestAmerica and Guardian in May 2004, contributed $4.3 million to the increase in salaries and employee benefits expense in the quarterly period. The net decrease in salaries and benefits of $528,000 attributable to non-acquisition related activities was due to significantly lower commissions paid in the third quarter of 2004 associated with decreased mortgage loan origination activity at the Company’s Banks and lower commissions paid on brokerage revenue, offset by higher salaries and benefits attributable to the continued growth and expansion of the Banks with additional branches, including the opening of Beverly Bank in April 2004. On a year-to-date basis salaries and employee benefits totaled $66.8 million, reflecting an increase of $11.2 million, or 20%, over the $55.7 million for the first nine months of 2003. The acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian contributed $8.5 million to the increase in this year-to-date period.

The remaining categories of non-interest expense, such as equipment expense, occupancy costs, data processing, advertising and marketing, professional fees and other expense, taken together, increased $2.8 million, or 24%, in the third quarter of 2004 compared to the third quarter of 2003, with $2.3 million of this increase directly attributable to the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian. For the nine months ended September 30, 2004, these categories of non-interest expense increased $7.7 million, or 22%, compared to the first nine months of 2003, of which $5.1 million was directly attributable to the acquisitions. The increases in these categories of non-interest expense that are not directly attributable to the acquisitions are a result of the growth and expansion of the Banks with additional branches, the opening of Beverly Bank in April 2004 and the growth in the premium finance business. Total loans and total deposits increased 36% and 35%, respectively, from September 30, 2003 to September 30, 2004, requiring higher levels of staffing and increases in other costs in order to both attract and service the larger customer base. Professional fees reflect the additional audit and legal costs associated with a larger organization and Sarbanes-Oxley Act and Gramm-Leach-Bliley Act compliance. The increase in amortization of other intangibles is a result of higher levels of amortizable customer list intangibles and deposit base intangibles attributable to the recent acquisitions. Commissions paid to third party brokers represent the commissions paid on higher levels of revenue generated by Focused Investments through its network of unaffiliated banks. Loan expenses reflect the lower volume of mortgage banking activity at the Banks as a result of increased mortgage rates. The increase of $1.1 million in miscellaneous expense for the third quarter of 2004 as compared to the third quarter of 2003, includes $917,000 of miscellaneous expenses directly attributable to the operations of the acquired companies. Similarly, on a year-to-date basis the increase in miscellaneous expense of $2.6 million includes $1.4 million of expenses directly attributable to the operations of the acquired companies.

Income Taxes

The Company recorded income tax expense of $7.7 million for the three months ended September 30, 2004 compared to $5.7 million for the same period of 2003. On a year-to-date basis, income tax expense was $21.7 million in 2004 and $15.3 million in 2003. The effective tax rate was 36.8% for the first nine months of 2004 and 36.0% for the first nine months of 2003.

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

The banking segment’s net interest income for the quarter ended September 30, 2004 totaled $35.2 million as compared to $28.5 million for the same period in 2003, an increase of $6.7 million, or 24%. This increase resulted from average total earning asset growth of $1.1 billion offsetting a decline in the net interest margin of 15 basis points. The banking segment’s non-interest income totaled $11.2 million in 2004, an increase of $2.8 million, or 33%, when compared to the 2003 total of $8.4 million. The increase in non-interest income is primarily a result of the impact of the recent acquisitions. The additional non-interest income added by the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian helped offset the decline in mortgage banking revenue at the Wintrust banking subsidiaries. The acquisitions contributed $4.7 million of non-interest income ($4.0 million in mortgage banking revenue, $101,000 in service charges on deposits, $5,000 in securities gains and $586,000 in other) in the third quarter of 2004. The banking segment’s net income for the quarter ended September 30, 2004 totaled $12.2 million, an increase of $2.5 million, or 26%, as compared to the 2003 total of $9.7 million. On a year-to-date basis, net interest income totaled $100.3 million for the first nine months of 2004, an increase of $22.5 million, or 29%, as compared to the $77.8 million recorded last year. Non-interest income increased $1.1 million to $28.7 million in the first nine months of 2004. The additional non-interest income added by the acquisitions of Advantage Bank, Village Bank, WestAmerica and Guardian helped offset the decline in mortgage banking revenues at the Wintrust banking subsidiaries. The acquisitions contributed $8.6 million in non-interest income ($6.8 million in mortgage banking revenue, $267,000 in service charges on deposits, $41,000 of net securities gains and $1.5 million in other) in the first nine months of 2004. The banking segment’s after-tax profit for the nine months ended September 30, 2004, totaled $33.7 million, an increase of $6.2 million, or 23%, as compared to the prior year total of $27.5 million. The banking segment accounted for the majority of the Company’s total asset growth since September 30, 2003, increasing by $1.5 billion.

Net interest income for the premium finance segment totaled $12.2 million for the quarter ended September 30, 2004 and increased $238,000, or 2%, over the $12.0 million in 2003. During the third quarter of 2004, this segment benefited from higher levels of average premium finance receivables outstanding, increasing 26% when compared to average balances outstanding for the third quarter of 2003. The premium finance segment’s non-interest income totaled $1.8 million and $1.2 million for the quarters ended September 30, 2004, and 2003, respectively. Non-interest income for this segment reflects the gains from the sale of premium finance receivables to an unrelated third party. As a result of continued strong loan originations of premium finance receivables, Wintrust sold a larger volume in the third quarter of 2004 ($120 million) compared with the third quarter of 2003 ($63 million). Wintrust has a philosophy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the third quarter of 2004, the ratio was approximately 87%. Net after-tax profit of the premium finance segment totaled $6.3 million and $5.8 million for the quarters ended September 30, 2004 and 2003, respectively. On a year-to-date basis, net interest income totaled $37.9 million for the first nine months of 2004, an increase of $5.5 million, or 17%, as compared to the $32.4 million recorded last year. Non-interest income increased $1.9 million to $5.4 million in the first nine months of 2004 as a larger volume of premium finance receivables were sold to an unrelated third party in the first nine months of 2004 ($346 million) than in the first nine months of 2003 ($195 million). The premium finance segment’s after-tax profit for the nine months ended September 30, 2004, totaled $19.7 million, an increase of $4.4 million, or 29%, as compared to the prior year total of $15.3 million.

The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $965,000 in the third quarter of 2004 down slightly when compared to the $1.0 million reported for the same period in 2003. Continued competitive pricing pressures in the temporary staffing industry have lowered the margins significantly in the past year.

Increasing sales penetration offset the effects of the competitive pricing pressures in the third quarter of 2004, causing the administrative services revenues in the third quarter of 2004 to increase $21,000 over the third quarter of 2003. This marked the highest level of administrative services revenue since the second quarter of 2003. The segment’s net income was $390,000 in 2004 compared to $449,000 in 2003 as lower levels of net interest income and higher operating expenses offset the increase in the administrative services revenue. On a year-to-date basis, net interest income totaled $2.7 million for the first nine months of 2004, a slight decrease of $53,000, or 2%, as compared to the $2.8 million recorded in the first nine months of 2003. Non-interest income decreased $251,000 to $2.9 million in the first nine months of 2004. The Tricom segment’s after-tax profit for the nine months ended September 30, 2004, totaled $1.0 million, a decrease of $238,000, or 19%, as compared to $1.2 million in the first nine months of 2003.

The wealth management segment reported net interest income of $1.9 million for the third quarter of 2004 compared to $1.8 million in the same quarter of 2003. The contribution from net interest income in this segment is primarily due to the net interest income allocated to the segment from non-interest bearing and interest-bearing account balances on deposit at the Banks and the interest-bearing brokerage customer receivables at WHI. This segment recorded non-interest income of $7.5 million for 2004 as compared to $7.8 million for 2003, a decrease of $362,000 or 5%. Wintrust is committed to growing the trust and investment business in order to better service its customers and create a more diversified revenue stream. The decrease in total non-interest income in the third quarter of 2004 was comprised of a decrease of approximately $506,000 from the brokerage business and an increase of approximately $144,000 from trust and asset management. Wealth management segment’s net income totaled $28,000 for 2004 compared to $111,000 for the third quarter of 2003. On a year-to-date basis, net interest income totaled $5.8 million for the first nine months of 2004, an increase of $724,000, or 14%, as compared to the $5.1 million recorded last year. Non-interest income increased $3.4 million to $24.7 million in the first nine months of 2004. The increase is attributable to higher levels of client trading and asset administration revenues. This segment’s after-tax profit for the nine months ended September 30, 2004, totaled $763,000, an improvement of $769,000 as compared to the prior year loss of $6,000.

FINANCIAL CONDITION

Total assets were $5.8 billion at September 30, 2004, reflecting an increase of $1.5 billion, or 35%, over the $4.3 billion at September 30, 2003. Total funding, which includes deposits, all notes and advances, as well as the Long-term Debt – Trust Preferred Securities, was $5.3 billion at September 30, 2004, an increase of $1.4 billion, or 35%, over the September 30, 2003 balances. The increased funding was primarily utilized to fund growth in the loan portfolio of $1.1 billion since September 30, 2003 and to provide liquidity to the Company on a temporary basis.

The Company acquired Northview Bank on September 30, 2004 and its total assets of $352 million are included in the Company’s consolidated total assets. However, since Northview Bank was acquired on the last day of the quarter, it had practically no effect on the Company’s average balances during the quarter.

See Notes 3-7 of the Company’s unaudited consolidated financial statements on pages 6-8 for additional period-end detail.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Average Balances for the
	Three Months Ended
	September 30, 2004		June 30, 2004		September 30, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$1,902,340	38%	$1,840,039	39%	$1,490,957	39%
Home equity	498,359	10	490,077	10	425,077	11
Residential real estate (1)	286,493	6	269,652	6	239,763	6
Premium finance receivables	850,946	17	827,467	17	673,800	18
Indirect auto loans	179,105	4	178,266	4	167,400	4
Tricom finance receivables	27,876	1	24,086	1	26,603	1
Consumer and other loans	67,615	1	69,434	1	54,198	1

Total loans, net of unearned income	$3,812,734	77%	$3,699,021	78%	$3,077,798	80%
Liquidity management assets (2)	1,084,180	22	1,016,517	21	723,382	19
Other earning assets (3)	39,292	1	38,202	1	35,740	1

Total average earning assets	$4,936,206	100%	$4,753,740	100%	$3,836,920	100%

Total average assets	$5,430,749		$5,176,455		$4,181,703

Total average earning assets to total average assets		91%		92%		92%

(1)	Includes mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets for the third quarter of 2004 were $4.9 billion and increased $1.1 billion, or 29%, compared to the third quarter of 2003, and $182 million, or 15% on an annualized basis, over the second quarter of 2004. The ratio of total average earning assets to total average total assets remained fairly consistent at 91-92% for each of the quarterly periods shown in the above table.

Loan growth continued to fuel the Company’s earning asset growth. Total average loans during the third quarter of 2004 increased $735 million, or 24% on an annualized basis, over the previous year’s third quarter. Average balances of commercial and commercial real estate loans increased 28%, home equity 17%, residential real estate 20%, and premium finance receivables 26%, compared to the average balances in the third quarter of 2003. Average total loans increased $114 million, or 12% on an annualized basis, over the average balance in the second quarter of 2004.

Other earning assets in the table include brokerage customer receivables and trading account securities from the Wayne Hummer Companies. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. These activities may expose WHI to risk in the event the customer is unable to fulfill its contractual obligations. WHI maintains cash and margin accounts for its customers, which are generally located in the Chicago, Illinois and Appleton, Wisconsin metropolitan areas of the Midwest.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Average Balances for the
	Nine Months Ended
	September 30, 2004		September 30, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$1,826,958	38%	$1,387,681	38%
Home equity	488,139	10	403,342	11
Residential real estate (1)	265,418	6	235,289	6
Premium finance receivables	833,672	17	604,127	16
Indirect auto loans	178,351	4	169,651	5
Tricom finance receivables	24,590	1	24,558	1
Consumer and other loans	71,404	1	56,669	2

Total loans, net of unearned income	$3,688,532	77%	$2,881,317	79%
Liquidity management assets (2)	1,047,334	22	731,383	20
Other earning assets (3)	38,045	1	38,943	1

Total average earning assets	$4,773,911	100%	$3,651,643	100%

Total average assets	$5,200,458		$3,975,136

Total average earning assets to total average assets		92%		92%

(1)	Includes mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets for the nine months ended September 30, 2004, were $4.8 billion and increased $1.1 billion, or 31%, over the first nine months of 2003. The ratio of year-to-date total average earning assets to year-to date total average assets was 92% for each of the nine month periods, consistent with the range of this ratio on a quarterly basis as previously discussed. Loan growth fueled the Company’s year-to-date total earning asset growth in 2004. Total average loans increased $807 million, or 28%, for the first nine months of 2004 compared to the same period of 2003. Average commercial and commercial real estate loans increased 32%, home equity loans 21%, residential real estate loans 13% and premium finance receivables 38% in the first nine months of 2004 compared to the first nine months of 2003.

Deposits

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Average Balances for the
	Three Months Ended
	September 30, 2004		June 30, 2004		September 30, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$432,695	10%	$375,986	9%	$330,623	10%
NOW accounts	501,137	11	434,924	10	392,810	11
Wealth management deposits	351,572	8	338,268	8	268,670	8
Money market accounts	487,339	11	501,994	12	441,199	12
Savings accounts	181,583	4	191,508	5	161,434	5
Time certificates of deposits	2,430,479	56	2,362,688	56	1,868,332	54

Total average deposits	$4,384,805	100%	$4,205,368	100%	$3,463,068	100%

Total average deposits for the third quarter of 2004 were $4.38 billion, an increase of $922 million, or 27%, over the third quarter of 2003 and an increase of $179 million, or 17% on an annualized basis, over the second quarter of 2004. The percentage mix of average deposits for the third quarter of 2004 was relatively consistent with the deposit mix as of the prior period dates presented in the above table.

Total deposits at September 30, 2004, were $4.75 billion and increased $1.2 billion, or 35%, from September 30, 2003. The balances at September 30, 2004 include $294.7 million from Northview Bank, which was acquired on September 30, 2004. The deposits of Northview Bank did not have a significant impact on the quarterly average balances or the relative composition of the Company’s total deposits. See Note 5 on page 7 of this report for a summary of period end deposit balances.

As previously disclosed, following its acquisition of the Wayne Hummer Companies in February 2003, Wintrust undertook efforts to migrate funds from the money market mutual fund balances managed by Wayne Hummer Asset Management Company into FDIC-insured deposit accounts of the Wintrust Banks (included in “Wealth management deposits” in table above). Consistent with reasonable interest rate risk parameters, the funds have generally been invested in excess loan production of the Banks and FIFC as well as other investments suitable for banks. During 2003, the money market mutual fund balance was liquidated.

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

Average total interest-bearing funding, from sources other than deposits and including trust preferred securities, was $531 million in the third quarter of 2004, and increased $156 million compared to the third quarter of 2003 average balance of $375 million. These funding sources increased $44 million compared to the second quarter of 2004 average balance of $487 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Average Balances for the
	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2004	2004	2003
Notes payable	$1,000	$1,000	$26,000
Federal Home Loan Bank advances	244,017	214,351	140,000
Other borrowings:
Federal funds purchased	24,644	13,462	36,662
Securities sold under repurchase agreements	52,961	32,949	27,548
Wayne Hummer Companies borrowings	16,534	13,245	14,349
Other	2,422	39,812	3,670

Total other borrowings	96,561	99,468	82,229

Subordinated notes	50,000	50,000	50,000
Long-term debt – trust preferred securities	139,838	122,105	76,816

Total other funding sources	$531,416	$486,924	$375,045

The increases in the average balances of Federal Home Loan Bank (“FHLB”) advances in the third quarter of 2004 compared to the second quarter of 2004, relate to the additional borrowing of $50 million during the second quarter of 2004. No additional FHLB advances were made during the third quarter of 2004, except for the $20.1 million of such advances outstanding at Northview Bank, which was acquired by Wintrust on September 30, 2004. At September 30, 2004, FHLB advances totaled $264.1 million. Wintrust initiated borrowing from the FHLB in 2001 and uses the funding resources available from the FHLB as part of its overall asset/liability and interest rate risk management process.

The Wayne Hummer Companies borrowings consist of demand obligations to third party banks primarily collateralized with customer assets to finance securities purchased by customers on margin and securities owned by WHI and demand obligations to brokers and clearing organizations. The Wayne Hummer Companies borrowings are at rates approximating fed funds. During the third quarter of 2004, WHI began to borrow such funds from its parent company, North Shore Bank, and since intercompany balances are eliminated in consolidation, the average balance of this funding source is expected to be zero in the fourth quarter.

Average other borrowings in the third quarter of 2004 reflect the interest bearing deferred purchase price related to the acquisition of the Wayne Hummer Companies. During the second quarter of 2004, this category also included borrowings by WestAmerica from a third party to fund its mortgage loans prior to their receipt of funds from the investors. In June 2004, WestAmerica paid off this borrowing and began to borrow such funds from Barrington Bank. At September 30, 2004, other borrowings also include a $2.0 million mortgage related to the main banking office of Northview Bank. This amount had no impact on the third quarter average balance.

The increase in the average balance of long-term debt – trust preferred securities in the third quarter of 2004 compared to the second quarter of 2004, relates to the additional issuance of $40 million during the second quarter of 2004. No additional long-term debt – trust preferred securities were issued during the third quarter of 2004. However, in connection with the Company’s acquisition of Northview Bank, Wintrust assumed $6.2 million of long-term debt – trust preferred sections issued by Northview Financial Corporation. This amount had no impact on the third quarter average balance.

See Notes 6 and 7 on pages 8 and 9 for period end balances of these other funding sources.

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2004.

Shareholders’ Equity

Total shareholders’ equity was $430 million at September 30, 2004 and increased $130 million since September 30, 2003 and $80 million since the end of 2003. Significant increases from December 31, 2003, include the retention of $37.2 million of earnings, offset by $4.1 million in dividend payments, the issuance of shares valued at $35.9 million in connection with business combinations, and $8.4 million from the issuance of shares pursuant to various stock compensation plans. In addition unrealized gains on available-for-sale securities and derivatives increased shareholders’ equity $2.3 million since December 31, 2003.

The annualized return on average equity for the nine months ended September 30, 2004 was 13.46% as compared to 14.92% for the first nine months of 2003.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	June 30,	September 30,
	2004	2004	2003
Leverage ratio	9.0%	9.1%	8.4%
Tier 1 capital to risk-weighted assets	9.9	10.3	9.9
Total capital to risk-weighted assets	11.6	12.1	11.9
Total average equity-to-total average assets*	7.1	7.1	6.2

*	based on quarterly average balances.

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1 risk-based capital ratio	4.0	4.0	6.0
Total risk-based capital ratio	8.0	8.0	10.0

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

The Company’s Board of Directors declared semi-annual cash dividends of $0.10 per common share on in January 2004 and July 2004. The 2004 dividends represent a 25% increase over the semi-annual dividend declared in 2003. The annualized dividend payout ratio was 8.8% as of September 30, 2004 and 8.2% as of September 30, 2003.

ASSET QUALITY

Allowance for Loan Losses

A reconciliation of the activity in the balance of the allowance for loan losses for the periods presented is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$28,091	$21,310	$25,541	$18,390
Provision for loan losses	1,258	2,909	5,020	8,402
Allowance acquired in business combination	2,534	—	2,534	—
Charge-offs:
Commercial and commercial real estate loans	163	623	1,409	1,434
Home equity loans	—	159	—	159
Residential real estate loans	—	—	—	—
Consumer and other loans	10	22	184	152
Premium finance receivables	434	652	1,295	2,142
Indirect automobile loans	113	227	307	757
Tricom finance receivables	1	—	11	—

Total charge-offs	721	1,683	3,206	4,644

Recoveries:
Commercial and commercial real estate loans	23	75	888	213
Home equity loans	—	—	6	—
Residential real estate loans	—	—	—	13
Consumer and other loans	14	8	92	32
Premium finance receivables	154	73	411	198
Indirect automobile loans	55	68	122	152
Tricom finance receivables	—	—	—	4

Total recoveries	246	224	1,519	612

Net charge-offs	(475)	(1,459)	(1,687)	(4,032)

Balance at September 30	$31,408	$22,760	$31,408	$22,760

Annualized net charge-offs (recoveries) as a percentage of average:
Commercial and commercial real estate loans	0.03%	0.15%	0.04%	0.12%
Home equity loans	—	0.15	—	0.05
Residential real estate loans	—	—	—	(0.01)
Consumer and other loans	(0.02)	0.10	0.17	0.28
Premium finance receivables	0.13	0.34	0.14	0.43
Indirect automobile loans	0.13	0.38	0.14	0.48
Tricom finance receivables	0.01	—	0.06	(0.02)

Total loans	0.05%	0.19%	0.06%	0.19%

Net charge-offs as a percentage of the provision for loan losses	37.76%	50.15%	33.61%	47.99%

Loans at September 30			$4,000,175	$2,949,143

Allowance as a percentage of loans at period-end			0.79%	0.77%

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

The provision for loan losses totaled $1.3 million for the third quarter of 2004, and decreased $1.7 million compared to the third quarter of 2003. For the quarter ended September 30, 2004, net charge-offs totaled $475,000, a decrease of $984,000 from the $1.5 million of net charge-offs recorded in the same period of 2003. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.05% in the third quarter of 2004 from 0.19% in the same period in 2003. On a year-to-date basis, the provision for loan losses totaled $5.0 million for the first nine months of 2004, and decreased $3.4 million over the same period last year. Net charge-offs for the first nine months of 2004 were $1.7 million, and decreased $2.3 million, or 58%, compared to the $4.0 million recorded in the same period last year. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.06% for the first nine months of 2004 from 0.19% in the first nine months of 2003. The lower provision for loan losses for the third quarter of 2004 and for the first nine months of 2004, compared to the same periods of 2003, is primarily the result of an improving level of non-performing loans and a significant reduction in the level of net charge-offs.

The allowance for loan losses increased $5.9 million from December 31, 2003 to September 30, 2004. This increase includes $2.5 million in allowance for loan losses acquired in the acquisition of Northview Bank on September 30, 2004. The allowance for loan losses increased $3.3 million as a result of the excess of the provision for loan losses over the period’s net charge-off. This increase relates to growth in the commercial and commercial real estate portfolio during this period (excluding the Northview Bank loans) of $355 million, or 29% on an annualized basis, and growth in the premium finance receivables portfolio of $18 million, or 3% on an annualized basis, as well as an increase in the performing loans on the Company’s Watch List from $27.4 million at December 31, 2003 to $46.9 million at September 30, 2004. Northview Bank contributed $8.8 million to the total performing loans on the Company’s Watch List at September 30, 2004. The allowance for loan losses as a percentage of total loans was 0.79% at September 30, 2004 compared to 0.77% at September 30, 2003. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio. The level of the allowance for loan losses was not impacted significantly by changes in the amount or credit risk associated with the indirect automobile loan portfolio as that portfolio has declined by $12 million, or 7%, since September 30, 2003, and improvements have been realized in the delinquencies, underwriting standards and collection routines involving the indirect auto loan portfolio.

Past Due Loans and Non-performing Assets

The following table sets forth the Company’s non-performing assets as of the dates presented:

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2004	2004	2003	2003
Past Due greater than 90 days and still accruing:
Residential real estate and home equity	$166	$—	$—	$80
Commercial, consumer and other	128	662	1,024	981
Premium finance receivables	2,971	3,627	3,439	3,210
Indirect automobile loans	312	204	313	294
Tricom finance receivables	—	—	—	—

Total loans past due greater than 90 days and still accruing	3,577	4,493	4,776	4,565

Non-accrual loans:
Residential real estate and home equity	892	448	3,217	40
Commercial, consumer and other	5,954	3,925	9,646	3,190
Premium finance receivables	7,281	5,678	5,994	6,306
Indirect automobile loans	145	137	107	89
Tricom finance receivables	—	—	—	6

Total non-accrual loans	14,272	10,188	18,964	9,631

Total non-performing loans:
Residential real estate and home equity	1,058	448	3,217	120
Commercial, consumer and other	6,082	4,587	10,670	4,171
Premium finance receivables	10,252	9,305	9,433	9,516
Indirect automobile loans	457	341	420	383
Tricom finance receivables	—	—	—	6

Total non-performing loans	17,849	14,681	23,740	14,196

Other real estate owned	1,622	1,819	368	501

Total non-performing assets	$19,471	$16,500	$24,108	$14,697

Total non-performing loans by category as a percentage of its own respective category:
Residential real estate and home equity	0.14%	0.07%	0.48%	0.02%
Commercial, consumer and other	0.27	0.23	0.63	0.28
Premium finance receivables	1.34	1.18	1.26	1.40
Indirect automobile loans	0.26	0.19	0.24	0.23
Tricom finance receivables	—	—	—	0.02

Total non-performing loans	0.45%	0.40%	0.72%	0.48%

Total non-performing assets as a percentage of total assets	0.33%	0.31%	0.51%	0.34%

Allowance for loan losses as a percentage of non-performing loans	175.97%	191.34%	107.59%	160.33%

The information in the table should be read in conjunction with the detailed discussion following the table.

Non-performing Residential Real Estate, Commercial, Consumer and Other Loans

Total non-performing loans for Wintrust’s residential real estate, commercial, consumer and other loans were $7.1 million at September 30, 2004, reflecting an increase of $2.8 million from the level at September 30, 2003 and a decrease of $6.8 million from the $13.9 million reported at December 31, 2003. The September 30, 2004 balance of $7.1 million includes $2.0 million of non-performing loans in Northview Bank’s portfolio. The non-performing loans in these categories consist primarily of a small number of commercial, residential real estate and home equity loans, which management believes are well secured and in the process of collection. The small number of such non-performing loans allows management to monitor the status of these credits and work with the borrowers to resolve these problems effectively.

Non-performing Premium Finance Receivables

The table below presents the level of non-performing premium finance receivables as of September 30, 2004 and 2003, and the amount of net charge-offs for the nine months then ended.

	September 30,	September 30,
(Dollars in thousands)	2004	2003
Non-performing premium finance receivables	$10,252	$9,516
- as a percent of premium finance receivables	1.34%	1.40%
Net charge-offs of premium finance receivables	$884	$1,944
- annualized as a percent of premium finance receivables	0.14%	0.43%

The level of non-performing premium finance receivables as a percent of total premium finance receivables at September 30, 2004, of 1.34%, is down slightly from the September 30, 2003 level of 1.40%, but up compared to the 1.26% reported at December 31, 2003. As noted below, fluctuations in this category may occur due to the timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects such ratios will remain at relatively low levels.

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

Non-performing Indirect Automobile Loans

Total non-performing indirect automobile loans were $457,000 at September 30, 2004, up slightly from $420,000 at December 31, 2003 and from $383,000 at September 30, 2003. The ratio of these non-performing loans to total indirect automobile loans was 0.26% at September 30, 2004, 0.24% at December 31, 2003, and 0.23% at September 30, 2003. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total average indirect automobile loans was 0.13% in the third quarter of 2004 and 0.38% in the third quarter of 2003, and 0.14% and 0.48% for the first nine months of 2004 and 2003, respectively. The level of non-performing and net charge-offs of indirect automobile loans continues to be below standard industry ratios for this type of lending. Due to the impact of the current economic and competitive environment surrounding this type of lending, management continues to de-emphasize, in relation to other loan categories, growth in the indirect automobile loan portfolio. Indirect automobile loans were $178 million, or 4.5% of the Company’s loan portfolio, at September 30, 2004, and $167 million, or 5.6% of the loan portfolio, at September 30, 2003.

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

Credit Quality Review Procedures

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated to each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Watch List. The principal amount of loans on the Company’s Watch List (exclusive of those loans reported as non-performing) as of September 30, 2004, December 31, 2003 and September 30, 2003, were $46.9 million, $27.4 million and $37.8 million, respectively. The September 30, 2004, amount includes $8.8 million of such loans acquired with Northview Bank.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated improvements in financial performance and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected development or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or the acquisition of banks, specialty finance or fee-related businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•	The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded trust and investment operations. De novo banks may typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly the expansion of wealth management services through the Company’s acquisitions of the Wayne Hummer Companies and Lake Forest Capital Management will depend on the successful integration of these businesses.

•	The Company’s success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.

•	Although management believes the allowance for loan losses is adequate to absorb losses that may develop in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.

•	If market interest rates should move contrary to the Company’s gap position on interest earning assets and interest bearing liabilities, the “gap” will work against the Company and its net interest income may be negatively affected.

•	The financial services business is highly competitive which may affect the pricing of the Company’s loan and deposit products as well as its services.

•	The Company may not be able to successfully adapt to technological changes to compete effectively in the marketplace.

•	Unforeseen future events that may cause slower than anticipated development and growth of the Tricom business and/or changes in the temporary staffing industry.

•	Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company’s ability to successfully pursue acquisition and expansion strategies.

•	The conditions in the financial markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.

•	Unexpected difficulties or unanticipated developments related to the integration of Advantage National Bancorp, Inc. and Village Bancorp, Inc.

•	Unexpected difficulties or unanticipated developments related to the Company’s newest de novo bank, Beverly Bank & Trust Company, N.A.

•	Unexpected difficulties or unanticipated developments related to the integration of SGB Corporation and Guardian Real Estate Services into and with the Company.

•	Unexpected difficulties or unanticipated developments related to the integration of Northview Financial Corporation and Town Bancshares, Ltd.

•	Unforeseen difficulties in completing the pending acquisitions of Antioch Holding Company, as well as the integration of its operating subsidiary, State Bank of The Lakes, with and into the Company.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset-liability management policies are established and monitored by management in conjunction with the boards of directors of the Banks, subject to general oversight by the Risk Management Committee of the Company’s Board of Directors. The policy establishes guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.

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

Since the Company’s primary source of interest bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Company operates. The rates, terms and interest rate indices of the Company’s interest earning assets result primarily from the Company’s strategy of investing in loans and securities that permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving an acceptable interest rate spread.

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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of September 30, 2004:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total
Assets:
Federal funds sold and securities purchased under resale agreements	$255,885	—	—	—	255,885
Interest-bearing deposits with banks	19,736	—	—	—	19,736
Available-for-sale securities	118,164	80,345	411,251	319,065	928,825

Total liquidity management assets	393,785	80,345	411,251	319,065	1,204,446
Loans, net of unearned income (1)	2,775,540	630,806	631,834	42,069	4,080,249
Other earning assets	37,270	—	—	—	37,270

Total earning assets	3,206,595	711,151	1,043,085	361,134	5,321,965
Other non-earning assets	—	—	—	495,321	495,321

Total assets (RSA)	$3,206,595	711,151	1,043,085	856,455	5,817,286

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$2,141,361	971,433	1,162,405	27,051	4,302,250
Federal Home Loan Bank advances	14,001	14,527	96,176	139,400	264,104
Notes payable and other borrowings	45,043	—	—	—	45,043
Subordinated note	50,000	—	—	—	50,000
Long-term Debt – Trust Preferred Securities	87,630	—	6,394	52,441	146,465

Total interest-bearing liabilities	2,338,035	985,960	1,264,975	218,892	4,807,862
Demand deposits	—	—	—	449,343	449,343
Other liabilities	—	—	—	129,928	129,928
Shareholders’ equity	—	—	—	430,153	430,153
Effect of derivative financial instruments:
Interest rate swap (Company pays fixed, receives floating)	(25,000)	—	5,000	20,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$2,344,085	985,960	1,269,975	1,217,266	5,817,286

Re-pricing gap (RSA – RSL)	$862,510	(274,809)	(226,890)	(360,811)
Cumulative re-pricing gap	$862,510	587,701	360,811	—
Cumulative RSA/Cumulative RSL	137%	118%	108%
Cumulative RSA/Total assets	55%	67%	85%
Cumulative RSL/Total assets	40%	57%	79%
Cumulative GAP/Total assets	15%	10%	6%
Cumulative GAP/Cumulative RSA	27%	15%	7%

(1)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.

While the gap position and related ratios illustrated in the table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time. Management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at September 30, 2004, December 31, 2003 and September 30, 2003, is as follows:

	+ 200 Basis	- 200 Basis
	Points	Points
Percentage change in net interest income due to an immediate 200 basis point shift in the yield curve:
September 30, 2004	13.9%	(17.1)%
December 31, 2003	5.9%	(27.7)%
September 30, 2003	11.6%	(31.1)%

Due to the low rate environment at September 30, 2004, December 31, 2003 and September 30, 2003, the 200 basis point instantaneous permanent downward parallel shift in the yield curve impacted a majority of the rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits were already at their floor, or repriced downward significantly less than 200 basis points.

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

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. The Company entered into two interest rate swap contracts in the fourth quarter of 2002. A $25 million notional principal amount swap was entered into to convert a $25 million newly issued subordinated note from variable-rate to fixed-rate. The swap matures in 2012, and the notional principal amount is reduced $5.0 million annually, beginning in 2008, to match the principal reductions on the subordinated note. Additionally, a $31.05 million interest rate swap contract was entered into to convert the Company’s 9% Trust Preferred Securities from fixed-rate to variable-rate. This swap has a termination date of September 30, 2028, and provides the counterparty with a call option on any date on or after September 30, 2003. The call option in the swap coincides with the Company’s call option in the trust preferred securities. As of September 30, 2004, neither the swap counterparty nor the Company exercised its call options on the swap and trust preferred securities, respectively. All of the Company’s interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133.

During the first nine months of 2004, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of an asset-sensitive balance sheet in a falling rate environment and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability in a falling rate environment. The Company’s exposure to interest rate risk may be effected by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. During the first nine months of 2004, the Company also entered into certain put options on securities deemed appropriate for the Banks’ investment portfolios. There were no call or put options outstanding as of September 30, 2004.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the (“Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No shares were repurchased in the third quarter of 2004. As of September 30, 2004, 85,950 shares may yet be repurchased under the Program.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

None.

Item 6: Exhibits.

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended March 31, 2004.)

4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).

4.2	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2004	/s/ DAVID L. STOEHR

Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities Exchange Commission on August 28, 1998).

4.2	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.