Form 10-K
period 2004-12-31
WINTRUST FINANCIAL CORP
filed 2005-03-16
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $50.51, as reported by the Nasdaq National Market, was $978,440,070.

As of March 7, 2005, the registrant had 21,833,717 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2004, which is included as Exhibit 13.1 to this Form 10-K, are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 26, 2005 are incorporated by reference into Part III.

*	including Preferred Share Purchase Rights related thereto

PART I

ITEM 1. BUSINESS

Wintrust Financial Corporation, an Illinois corporation (“Wintrust” or “the Company”), is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $6.4 billion at December 31, 2004. The Company engages in the business of providing traditional community banking services, trust and investment services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.

The Company provides community-oriented, personal and commercial banking services to customers located in the greater Chicago, Illinois and southern Wisconsin metropolitan areas through its thirteen wholly-owned banking subsidiaries (collectively, “Banks”). The Banks are Lake Forest Bank and Trust Company (“Lake Forest Bank”), Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Barrington Bank and Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Advantage National Bank (“Advantage Bank”), Village Bank & Trust Company –Arlington Heights (“Village Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), Town Bank and State Bank of The Lakes. Wintrust acquired Advantage Bank and Village Bank in the fourth quarter of 2003, Wheaton Bank and Town Bank in September and October 2004, respectively, and State Bank of The Lakes in January 2005. Beverly Bank began operations as a de novo bank in April 2004.

The Company provides a full range of wealth management services through four separate subsidiaries, including Wayne Hummer Trust Company, N.A. (“WHTC”), Wayne Hummer Investments, LLC (“WHI”), a broker-dealer and subsidiary of North Shore Bank, Wayne Hummer Asset Management Company (“WHAMC”), a registered investment adviser, and Focused Investments, LLC (“Focused”), a broker-dealer and subsidiary of WHI. The Company acquired WHI, Focused and WHAMC in February 2002 and these companies are sometimes referred to collectively as the Wayne Hummer Companies.

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

In May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and its affiliate Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and its network of mortgage brokers. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank. In September 2004, the Company also acquired Northview Mortgage, LLC in connection with its purchase of Northview Financial Corporation. Northview Mortgage, LLC currently operates as a mortgage broker and is a direct subsidiary of Wintrust. Mortgage banking operations are also performed within each of the Banks.

As a mid-size financial services company, management expects to benefit from greater access to financial and managerial resources while maintaining its commitment to local decision-making and to its community banking philosophy. Management also believes the Company is positioned to compete more effectively with other larger and more diversified banks, bank holding companies and other financial services companies as it continues to execute its growth strategy through additional branch openings and de novo bank formations, expansion of its wealth management and premium finance business, development of additional specialized earning asset niches and potential acquisitions of other community-oriented banks or specialty finance companies.

Additional information regarding the Company’s business and strategies is included in the “Management’s Discussion and Analysis” section of the 2004 Annual Report to Shareholders, which is filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference and constitutes a part of this report.

Community Banking

The Company provides banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the Banks’ local service areas. These services include traditional demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The Banks offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

Wintrust organized eight of its thirteen Bank subsidiaries as de novo banks. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. Following the same business plan, the Company started Hinsdale Bank in 1993 to service the communities of Hinsdale and Burr Ridge, North Shore Bank in 1994 to service the communities of Wilmette and Kenilworth, Libertyville Bank in 1995 to service the communities of Libertyville, Vernon Hills and Mundelein, Barrington Bank in 1996 to service the greater Barrington/Inverness areas, Crystal Lake Bank in 1997 to service the communities of Crystal Lake and Cary, Northbrook Bank in 2000 to service the communities of Northbrook, Glenview and Deerfield and Beverly Bank in 2004 to service the communities of Beverly Hills and Morgan Park on the southwest side of Chicago. Since the initial openings of these eight banks, each has opened several additional branches in adjacent and nearby communities to expand their franchise, with the exception of Beverly Bank which opened for business in 2004.

Wintrust completed its first bank acquisition in the fourth quarter of 2003, with the acquisitions of Advantage Bank in October 2003 and Village Bank in December 2003. Wintrust acquired Northview

Bank & Trust Company in September 2004, and in December 2004, Wintrust relocated the bank’s charter to its Wheaton branch and renamed the bank Wheaton Bank & Trust Company. In October 2004, Wintrust acquired Town Bank with locations in Delafield and Madison, Wisconsin. Town Bank represents the Company’s first banking operation outside of Illinois. In January 2005, the Company completed its acquisition of Antioch Holding Company and its wholly-owned subsidiary, State Bank of The Lakes. State Bank of The Lakes differs from the Company’s other bank subsidiaries in that its charter dates back to 1894. Each of the five banks acquired by the Company shares the same commitment to community banking as the eight banks the Company organized. As of December 31, 2004, the Company had 50 banking locations and added five additional locations in January 2005 with the acquisition of State Bank of The Lakes. In November 2004, the Company signed a definitive agreement to acquire First Northwest Bancorp, Inc. and its wholly-owned subsidiary First Northwest Bank. The transaction has received all necessary regulatory approvals and is expected to close by the second quarter of 2005. First Northwest Bank has two banking locations in Arlington Heights, Illinois.

The deposits of each of the Banks are insured by the Federal Deposit Insurance Company (“FDIC”) and each Bank is subject to regulation, supervision and regular examination by: (1) the Commissioner of the Illinois Department of Financial and Professional Regulation and the Federal Reserve Bank or FDIC for Illinois-chartered banks; (2) the Office of the Comptroller of Currency (“OCC”) for the nationally-chartered banks or (3) the Wisconsin Department of Financial Institutions and the Federal Reserve Bank for Town Bank.

Wealth Management Activities

The Company currently offers a full range of wealth management services through four separate subsidiaries, including trust and investment services, asset management and securities brokerage services marketed primarily under the Wayne Hummer name. Wintrust acquired the Wayne Hummer Companies, based in the Chicago area, in February 2002. WHI, the Company’s broker/dealer subsidiary, has been in operation since 1931. To further expand the Company’s wealth management business, in February 2003, the Company acquired Lake Forest Capital Management Company, a registered investment advisor with approximately $300 million of assets under management upon acquisition. Lake Forest Capital was merged into WHAMC. Through WHTC, the Company offers trust and investment management services to existing Bank customers as well as targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by its experienced trust professionals. Assets under administration and/or management by WHTC as of December 31, 2004 were approximately $633 million. WHTC is subject to regulation, supervision and regular examination by the OCC.

Through WHI, a registered broker/dealer, the Company provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI client assets were approximately $5.1 billion at December 31, 2004. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2004, established branch locations in offices at Lake Forest Bank, Hinsdale Bank, Libertyville Bank, Barrington Bank, Crystal Lake Bank, Advantage Bank and Town Bank. Focused, a broker/dealer and wholly-owned subsidiary of WHI, provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.

WHAMC, a registered investment adviser, provides money management services and advisory services to individuals and institutional municipal and tax-exempt organizations, as well as its two proprietary mutual funds. In addition, WHAMC also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC had approximately $1.0 billion of assets under management at December 31, 2004.

Specialty Lending

The Company conducts its specialty lending business through indirect non-bank subsidiaries and divisions of its Banks.

FIFC, headquartered in Northbrook, Illinois, is the Company’s most significant specialized lending niche. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the nation. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Due to the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. During 2004, FIFC originated approximately $2.6 billion of premium finance receivables. The majority of these loans were purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, the Company has also been selling some of its loan originations to an unrelated third party, with servicing retained, since 1999. The Company sold approximately $496 million, or 19%, of the premium finance receivables generated in 2004. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.

Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company’s strategy to pursue specialty lending niches. It is located in Milwaukee, Wisconsin and has been in business over twelve years. Through Tricom, the Company provides high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2004, Tricom processed payrolls with associated client billings of approximately $354 million and contributed approximately $7.8 million of revenue, net of interest expense, to the Company.

The Company also engages in several other specialty lending areas through divisions of the Banks. Hinsdale Bank operates an indirect auto lending program which originates new and used automobile loans that are purchased by all of the Banks. The loans are generated through a network of automobile dealers located in the Chicago area with which Hinsdale Bank has established relationships. The indirect automobile loans are secured by new and used vehicles and are diversified among many individual borrowers. Like other consumer loans, the indirect auto loans are subject to the Banks’ established credit standards. We regard substantially all of these loans as prime quality loans. Management continually monitors the dealer relationships to deter third party fraud, and the Banks are not dependent on any one dealer as a source of such loans. At December 31, 2004, our indirect auto loans were $172 million and comprised approximately 4% of our loan portfolio. Management is not pursuing growth in this segment and anticipates that this portfolio will comprise a smaller portion of the net loan portfolio in the future. Other specialty lending conducted through the Banks include Lake Forest Bank’s equipment leasing program,

Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending. These specialty loans and leases generated through divisions of the Banks comprised approximately 7.7% of the Company’s loan and lease portfolio at December 31, 2004.

WestAmerica and Guardian were acquired by Barrington Bank in May 2004 to enhance and diversify the Company’s revenue sources and earning asset base. WestAmerica originates and purchases residential mortgages for sale into the secondary market, and Guardian provides document preparation and other loan closing services to WestAmerica and its network of mortgage brokers. WestAmerica sells its loans servicing released and does not currently engage in mortgage loan servicing. WestAmerica is headquartered in Greenwood Village, Colorado and maintain principal origination offices in seven states, including Illinois, and originates loans in other sates through wholesale and correspondent offices. Guardian is headquartered in Oakbrook Terrace, Illinois. WestAmerica will provide the Banks with an enhanced loan origination and documentation system which should allow each firm to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products may be retained by the Banks in their loan portfolios resulting in additional earning assets to the combined organization.

Competition

The Company competes in the commercial banking industry through the Banks in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete directly in Cook, DuPage, Lake and McHenry counties in Illinois and in Delafield and Madison, Wisconsin, with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Banks have developed a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as imposed on financial holding companies, Illinois or Wisconsin state banks and national banking associations. In addition, the larger banking organizations have significantly greater resources than those available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services.

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

The Company’s wealth management companies (WHTC, WHI, WHAMC and Focused) compete with more established wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. The Company believes it can successfully compete for trust, asset management and brokerage business by offering personalized attention and customer service to small to mid-size businesses and affluent individuals. The Company continues to recruit and hire experienced professionals from the more established Chicago area wealth management companies, which is expected to help in attracting new customer relationships. There can be no assurances, however, that WHTC, WHI, WHAMC and Focused will be successful in establishing themselves as a preferred alternative to the larger wealth management companies.

WestAmerica and Guardian, as well as Northview Mortgage, LLC and the mortgage banking functions within the Banks, compete with large mortgage brokers as well as other banking organizations. The mortgage banking business is very competitive and significantly impacted by changes in mortgage interest rates. The Company believes that mortgage banking revenue will be a continuous source of revenue, but the level of revenue will be impacted by changes in mortgage interest rates. There can be no assurance that our mortgage banking operations will be able to continue to compete successfully in the future.

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

Employees

At December 31, 2004, the Company and its subsidiaries employed a total of 1,414 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

Available Information

The Company’s internet address is www.wintrust.com. The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Forward-looking Statements

This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•	The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, and expanded wealth management services. De novo banks typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of wealth management services will depend on the successful integration of these businesses into the Company’s banking locations.

•	The Company’s success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.

•	Although management believes the allowance for loan losses is adequate to absorb losses inherent in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.

•	If market interest rates should move contrary to the Company’s gap position on interest earning assets and interest bearing liabilities, the “gap” will work against the Company and its net interest income may be negatively affected.

•	The financial services business is highly competitive which may affect the pricing of the Company’s loan and deposit products as well as its services.

•	The Company’s ability to adapt successfully to technological changes will affect its ability to compete effectively in the marketplace.

•	Future events may cause slower than anticipated development and growth of the Tricom business should the temporary staffing industry experience slowness.

•	Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company’s ability to successfully pursue acquisition and expansion strategies.

•	The conditions in the financial markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.

•	Unexpected difficulties or unanticipated developments related to the integration of WestAmerica and Guardian with the Company.

•	Unexpected difficulties or unanticipated developments related to the Company’s newest de novo bank, Beverly Bank,

•	Unexpected difficulties or unanticipated developments related to the integration of Northview Financial Corporation, Town Bankshares, Ltd. and Antioch Holding Company and each of their subsidiaries with the Company.

•	Unforeseen difficulties or unanticipated developments related to the pending acquisition of First Northwest Bancorp, Inc. and its wholly-owned subsidiary, First Northwest Bank, which is anticipated to occur by the second quarter of 2005.

Supervision and Regulation

Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC, WHTC, WHI, WHAMC, Focused, Tricom, WestAmerica and Guardian. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company, the Banks, FIFC, WHTC, WHI, WHAMC, Focused, Tricom, WestAmerica or Guardian. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.

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

Since several of the Company’s bank subsidiaries are Illinois-chartered Banks, the Company is also subject to regular examination by the Commissioner of the Illinois Department of Financial and Professional Regulation (the “Illinois Commissioner”).

Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s stock may be required to obtain the prior approval of the Illinois Commissioner. Similarly, under the Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the Federal Reserve before acquiring control of 10% or more of any class of the Company’s outstanding stock.

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

As of December 31, 2004, the Company’s total capital to risk-weighted assets ratio was 12.2%, its Tier 1 Capital to risk-weighted asset ratio was 9.8% and its leverage ratio was 8.4%.

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

Illinois law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major potential source of the parent company's revenue is dividends it expects to receive from the Banks, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay dividends to the Company.

Bank Regulation

Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank and State Bank of The Lakes are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois Commissioner. Each of these Illinois-chartered Banks, with the exception of State Bank of The Lakes, is a member of the Federal Reserve Bank and, as such, is subject to additional examination by the Federal Reserve Bank as their primary federal regulator. State Bank of The Lakes is subject to additional examination by the FDIC as its primary federal regulator. Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank and WHTC are federally-chartered and are subject to supervision and examination by the Office of the Comptroller of the Currency (“OCC”) pursuant to the National Bank Act and regulations promulgated thereunder. Town Bank is a Wisconsin-chartered bank and as such is subject to supervision by the Wisconsin Department of Financial Institutions.

The deposits of the Banks are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (the “FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve Bank in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank and Town Bank, the OCC, in the case of Barrington Bank, Crystal Lake Bank, Beverly Bank and Advantage Bank and the FDIC in the case of State Bank of The Lakes) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The FDIC also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.

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

As of December 31, 2004, each of the Company’s Banks was categorized as “well-capitalized.” Because the Company is designated as a financial holding company, each of the Banks is required to maintain capital ratios at or above the “well-capitalized” levels.

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

Dividends. As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank and State Bank of The Lakes, may not pay dividends in an amount greater than their current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Banks and WHTC, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Similarly, as national associations supervised by the OCC, Barrington Bank, Crystal Lake Bank, Beverly Bank, Advantage Bank and WHTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

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

During 2004, the Banks paid deposit insurance premiums in the aggregate amount of $629,000.

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

Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves on the first $47.6 million of transaction accounts plus 10.0% on the remainder. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received a “satisfactory” rating from the Federal Reserve, the OCC or the FDIC on their most recent CRA performance evaluations. Because the Company is a financial holding company, failure of any of the Banks to maintain “satisfactory” CRA ratings could restrict further expansion of the Company’s or the Banks’ activities.

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

Compliance with Consumer Protection Laws. The Banks are also subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. WestAmerica must also comply with many of these consumer protection statutes and regulations. Among other things, these acts:

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

Supplemental Statistical Data

The following statistical information and the statistical information on pages 3, 78 and 79 of the 2004 Annual Report to Shareholders are provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosures by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in its 2004 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

Investment Securities Portfolio

The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

U.S. Treasury	$140,707	54,930	34,022
U.S. Government agencies	545,887	309,728	140,752
Municipal	25,412	11,364	6,467
Corporate notes and other debt	8,329	35,408	38,952
Mortgage-backed	533,726	393,239	270,962
Federal Reserve/FHLB Stock and other equity securities	89,416	102,212	56,524

Total available-for-sale securities	$1,343,477	906,881	547,679

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2004 and 2003, are included by reference to Note 3 to the Consolidated Financial Statements included in the 2004 Annual Report to Shareholders, which is incorporated herein by reference. All of the Company’s securities, for all periods shown, are classified as available-for-sale. Maturities of available-for-sale securities as of December 31, 2004, by maturity distribution, are as follows (in thousands):

						Federal
						Reserve /
						FHLB
			From 5		Mortgage-	stock
	Within 1	From 1	to 10	After	backed	and other
	year	to 5 years	years	10 years	securities	equities	Total

U.S. Treasury	$5,080	6,129	129,498	—	—	—	140,707
U.S. Government agencies	121,551	193,450	230,886	—	—	—	545,887
Municipal	7,398	8,880	5,042	4,092	—	—	25,412
Corporate notes and other debt	25	531	—	7,773	—	—	8,329
Mortgage-backed (1)	—	—	—	—	533,726	—	533,726
Federal Reserve/FHLB Stock and other equity securities	—	—	—	—	—	89,416	89,416

Total available-for-sale securities	$134,054	208,990	365,426	11,865	533,726	89,416	1,343,477

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2004.

			From 5		Mortgage-
	Within	From 1	to	After	backed	Equity
	1 year	to 5 years	10 years	10 years	securities	securities	Total

U.S. Treasury	1.80%	0.78%	3.98%	—	—	—	3.76%
U.S. Government agencies	1.97%	2.44%	4.38%	—	—	—	3.16%
Municipal	2.45%	3.17%	4.70%	8.12%	—	—	4.06%

Corporate notes and other debt	6.80%	8.15%	—	4.23%	—	—	4.48%
Mortgage-backed(1)	—	—	—	—	4.78%	—	4.78%
Federal Reserve/FHLB Stock and other equity securities	—	—	—	—	—	5.03%	5.03%

Total available-for-sale securities	1.99%	2.43%	4.24%	5.56%	4.78%	5.03%	4.01%

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and commercial real estate	$2,465,852	57%	1,648,022	50	1,320,598	52	1,007,580	50	647,947	42
Home equity	574,668	13	466,812	14	365,521	14	261,049	13	179,168	12
Residential real estate	248,118	5	173,625	5	156,213	6	140,041	7	131,495	9
Premium finance receivables	770,792	18	746,895	23	461,614	18	348,163	17	313,066	20
Indirect auto loans	171,926	4	174,071	5	178,234	7	184,209	9	203,571	13
Tricom finance receivables	29,730	1	25,024	1	21,048	1	18,280	1	20,354	1
Consumer and other loans	87,260	2	63,345	2	52,858	2	59,157	3	51,995	3

Total loans, net of unearned income	$4,348,346	100%	3,297,794	100	2,556,086	100	2,018,479	100	1,547,596	100

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

In addition to the home mortgages originated by the Banks, the Company participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage brokers to finance residential mortgages originated by such brokers for sale into the secondary market. The Company’s loans to the mortgage brokers are secured by the business assets of the mortgage companies as well as the underlying mortgages, the majority of which are funded by the Company on a loan-by-loan basis after they have been pre-approved for purchase by third party end lenders who forward payment directly to the Company upon their acceptance of final loan documentation. In addition, the Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage brokers desire to competitively bid a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. The Company has developed strong relationships with a number of mortgage brokers and is seeking to expand its customer base in this specialty business.

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

Residential real estate mortgages. The residential real estate category predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago and southern Wisconsin metropolitan areas or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. Through its WestAmerica subsidiary, the Company can accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks’ own portfolios. A portion of the loans sold by the Company into the secondary market were sold to the Federal National Mortgage Association (“FNMA”) with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2004 and 2003 was $297 million and $285 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

Premium finance receivables. The Company originates premium finance receivables through FIFC. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. However, due to FIFC’s loan origination volume exceeding the capacity within the Banks’ loan portfolios, FIFC began selling loans to an unrelated third party in 1999. During 2004, FIFC originated approximately $2.6 billion of loans and sold approximately $496 million of those loans originated in 2004 to an unrelated financial institution. FIFC recognized gains of $7.3 million related to this activity. As of December 31, 2004 and 2003, the balance of these receivables that FIFC services for others totaled approximately $251 million and $113 million, respectively. All premium finance receivables are subject to the Company’s stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.

FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC’s marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC’s own sales force working with insurance agents and brokers throughout the United States. As of December 31, 2004, FIFC had the necessary licensing or other regulatory approvals to do business in all 50 states and the District of Columbia.

In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The initial average balance of premium finance loans originated during 2004 ranged from approximately $24,000 to $42,000 and the average term of the agreements was approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company’s standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (i.e. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured is not sufficient to cover the entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company’s collateral position is in jeopardy.

Indirect auto loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers. In response to economic conditions and the competitive environment for this product, the Company has been de-emphasizing the level of new indirect auto loans originated. However, the Company continues to maintain its relationships with the dealers and may increase its volume of originations when market conditions indicate it is prudent to do so. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $18,800 and have an original maturity of 36 to 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with this portfolio is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect auto loans are subject to the Banks’ stringent credit standards.

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

The Company had no loans to businesses or governments of foreign countries at any time during 2004.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the commercial loan portfolios at December 31, 2004 by date at which the loans mature (in thousands):

	One year	From one	After
	or less	to five years	five years	Total
Commercial and commercial real estate loans	$1,085,888	1,229,468	150,496	2,465,852
Premium finance receivables, net of unearned income	770,792	—	—	770,792
Tricom finance receivables	29,730	—	—	29,730

Of those loans maturing after one year, approximately $353.3 million have fixed rates.

Risk Elements in the Loan Portfolio

The following table sets forth the allocation of the allowance for loan losses by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and commercial Real Estate	$20,016	57%	7,421	50	6,837	52	6,251	50	4,019	42
Home equity	1,404	13	467	14	563	14	1,353	13	992	12
Residential real estate	993	5	417	5	200	6	137	7	141	9
Consumer and other	1,585	2	418	2	358	2	835	3	473	3
Premium finance receivables	7,708	18	5,495	23	3,613	18	1,391	17	1,209	20
Indirect auto loans	2,149	4	915	5	941	7	1,442	9	1,552	13
Tricom finance receivables	372	1	143	1	120	1	112	1	120	1
Unallocated	—	—	10,265	—	5,758	—	2,165	—	1,927	—

Totals	$34,227	100%	25,541	100	18,390	100	13,686	100	10,433	100

Management has determined that the allowance for loan losses was adequate at December 31, 2004. The Company’s loan rating process is an integral component of the methodology utilized in determining the adequacy of the allowance for loan losses. The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”) as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These Watch List credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List.

In 2004, the Company refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to specific loan portfolio groupings. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of Watch List loans and actual loss experience, industry concentration, geographical concentrations, levels of delinquencies, historical loss experience including an analysis of the lack of seasoning in the loan portfolio, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors, including regulatory guidance and general economic conditions. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The methodology used in 2004 refined the process so that this element was calculated for each loan portfolio grouping. In prior years, this element of the allowance was associated with the loan portfolio as a whole rather than with a specific loan portfolio grouping. This change, coupled with the allowance for loan losses associated with the 2004 acquisitions, accounts for the increase in the amount of allowance for loan losses to each loan portfolio grouping in 2004 compared to the prior years. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.

An analysis of commercial and commercial real estate loans actual loss experience is conducted to assess reserves established for credits with similar risk characteristics. An allowance is established for loans on the Watch List and for pools of loans based on the loan types and the risk ratings assigned. The Company separately measures the fair value of impaired commercial and commercial real estate loans using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans subject to impairment evaluation are included in nonperforming assets. Commercial and commercial real estate loans continue to represent a larger percentage of the Company’s total loans outstanding. The credit risk of commercial and commercial real estate loans is largely influenced by the impact on borrowers of general economic conditions, which can been challenging and uncertain. Historically low net charge-offs of commercial and commercial real-estate loans may not be indicative of future charge-off levels. The home equity, residential real estate, consumer and other loan allocations are based on analysis of historical delinquency and charge-off statistics and trends and current the current economic environment. Allocations for niche loans such as premium finance receivables, indirect auto and Tricom finance receivables are based on an analysis of historical delinquency and charge-off statistics, historical growth trends and historical economic trends. The increase in the unallocated allowance in 2003 compared to 2002 is due to the uncertainty surrounding the near term economic conditions at the time and the sustained effects of a weak economy over the prior two years.

For analysis and review of the loan loss provision and allowance for loan losses, non-accrual, past due and restructured loans, other real estate owned, potential problem loans, and loan concentrations, reference is made to the “Credit Risk and Asset Quality” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2004 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

Deposits

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2004 (in thousands):

Maturing within 3 months	$290,548
After 3 but within 6 months	212,639
After 6 but within 12 months	312,970
After 12 months	647,804

Total	$1,463,961

Return on Equity and Assets

The following table presents certain ratios relating to the Company’s equity and assets as of and for the years ended December 31:

	2004	2003	2002

Return on average total assets	0.94%	0.93%	0.87%
Return on average shareholders’ equity	13.12%	14.36%	14.76%

Dividend payout ratio	8.5%	8.1%	7.5%
Average equity to average total assets	7.2%	6.4%	5.9%
Ending total risk based capital ratio	12.2%	12.1%	9.4%
Leverage ratio	8.4%	8.9%	7.0%

Short-Term Borrowings

The Company’s short-term borrowings primarily include federal funds purchased, overnight and term security repurchase agreements and to a limited extent, borrowings by WHI (sometimes referred to as “Wayne Hummer Company funding”), which consist of demand obligations to third party banks and brokers for the financing of securities purchased by WHI customers on margin and securities owned by WHI. The average balances in each of these categories during 2004 were $31.6 million of federal funds purchased, $83.3 million of repurchase agreements and $10.0 million of Wayne Hummer Company funding. During 2004, the Company participated in overnight and term security repurchase agreements. The overnight agreements represent sweep accounts in connection with a master repurchase agreement. In connection with the overnight agreements, securities remain under the Company’s control and are pledged for the available balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. Securities underlying the overnight and term repurchase agreements are included in the available-for-sale securities portfolio as reflected on the Consolidated Statements of Condition. At December 31, 2004, securities sold under agreements to repurchase consisted of U.S. government agency, mortgage-backed and corporate securities.

Further information regarding Short-Term Borrowings is contained in the “Analysis of Financial Condition – Deposits and Other Funding Sources” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report to Shareholders filed herewith as Exhibit 13.1, and is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company’s executive offices are located in the banking facilities of Lake Forest Bank. Certain corporate functions are also located at the various Bank subsidiaries.

The Company’s Banks operate through 56 banking facilities of which 49 are owned and the remaining seven are leased and not subject to any material liens. The Company owns 75 Automatic Teller Machines (ATMs), the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and Southern Wisconsin. The Banks also own two locations that are used as operations centers. Excess space in certain properties is leased to third parties.

Wayne Hummer Investments, LLC has two locations, one in downtown Chicago and one in Appleton, Wisconsin, both of which are leased, and WestAmerica Mortgage has 24 locations in ten states, all of which are leased. First Insurance Funding Corp, Tricom, Inc. and Wintrust Information Technology Services, each has one location which they do own. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.

See Note 9 to the Consolidated Financial Statements contained in the 2004 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The Nasdaq Stock Market® under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the common stock during 2004 and 2003.

	2004		2003
	High	Low	High	Low
Fourth quarter	$63.39	$54.33	$46.85	$37.64
Third quarter	58.42	49.82	38.89	29.30
Second quarter	50.80	45.18	32.40	27.74
First quarter	50.44	41.85	33.65	27.19

Approximate Number of Equity Security Holders

As of March 7, 2005 there were approximately 1,599 shareholders of record of the Company’s common stock.

Dividends on Common Stock

In January 2000, the Company’s Board of Directors approved the first semi-annual cash dividend on its common stock and has continued to approve a semi-annual dividend since that time. Additionally, in January 2002, the Company’s Board of Directors approved a 3-for-2 stock split, effected in the form of a 50% common stock dividend, paid on March 14, 2002 to shareholders of record on March 4, 2002.

Following is a summary of the cash dividends approved in 2003 and 2004.

Record Date	Payable Date	Dividend per Share
February 6, 2003	February 20, 2003	$0.08
August 5, 2003	August 19, 2003	$0.08
February 5, 2004	February 19, 2004	$0.10
August 10, 2004	August 24, 2004	$0.10

In January 2005, the Company’s Board of Directors approved a 20% increase in its semi-annual dividend to $0.12 per share. The dividend was paid on February 22, 2005 to shareholders of record as of February 8, 2005.

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

Because the Company’s consolidated net income consists largely of net income of the Banks, WestAmerica, FIFC, Tricom, WHTC and the Wayne Hummer Companies, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. The Banks’ ability to pay dividends is regulated by banking statutes. See “Financial Institution Regulation Generally - Dividends” on page 14 of this Form 10-K. During 2004 and 2003, the Banks paid $25.5 million and $5.5 million, respectively, in dividends to the Company. In 2002 the Banks paid no dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2005, Beverly Bank, which began operations in April 2004, was subject to this additional dividend restriction. Its de novo period will end in April 2007.

Reference is made to Note 19 to the Consolidated Financial Statements contained in the 2004 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which is incorporated herein by reference, for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Recent Sales of Unregistered Securities

In December 2004, the Company issued $50 million of floating rate trust preferred securities through Wintrust Capital Trust VII (the “Trust”), a wholly-owned, statutory business trust subsidiary, in a private placement to certain qualified institutional investors. In addition, the Trust issued $1.55 million of Common Securities to the Company. Distributions on the preferred securities will be paid quarterly at a floating rate based on three-month LIBOR plus 1.95%, except for the first distribution period ending on March 15, 2005, which will be at a rate equal to LIBOR of 2.47% plus 1.95%. Simultaneously with the issuance of the trust preferred securities and the Common Securities, the Company issued $51.55 million of subordinated debentures to the Turst. The debentures mature on March 15, 2035, and may be redeemed on or after March 15, 2010, if certain conditions are met. The issuance of the preferred securities and the subordinated debentures was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the (“Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No shares were repurchased in the fourth quarter of 2004. As of December 31, 2004, 85,950 shares may yet be repurchased under the Program.

ITEM 6. SELECTED FINANCIAL DATA

Certain information required in response to this item is contained in the 2004 Annual Report to Shareholders under the caption “Selected Financial Highlights” and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference. This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 2004 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Certain information required in response to this item is contained in the 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset-Liability Management,” which is incorporated herein by reference. That information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto also included in the 2004 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the 2004 Annual Report to Shareholders under the caption “Consolidated Financial Statements,” and is incorporated herein by reference. Also, refer to Item 15 of this Report for the Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company made no changes in or had any disagreements with its independent accountants during the two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring material information relating to the Company (and its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely manner.

Internal Control Over Financial Reporting

Management’s responsibilities relating to establishing and maintaining effective disclosure controls and procedures include establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, on page 32 of the Company’s Annual Report, which is included as Exhibit 13.1, management assessed the Company’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company’s system of internal control over financial reporting met those criteria and is effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears on page 33 of the Company’s Annual Report which is included herein as Exhibit 13.1.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 26, 2005 under the captions “Nominees to Serve as Class III Directors Until the Annual Meeting of Shareholders in Year 2008”, “Class I – Continuing Directors Serving Until the Year 2006”, “Class II – Continuing Directors Serving Until the Year 2007”, “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The following table summarizes information as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:

Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:

• WTFC 1997 Stock Incentive Plan, as amended	2,857,089	$23.04	1,012,578

• WTFC Employee Stock Purchase Plan	N/A	N/A	238,278

• WTFC Directors Deferred Fee and Stock Plan	N/A	N/A	208,617

	2,857,089	$23.04	1,459,473

Equity compensation plans not approved by security holders (1)

• N/A	—	—	—

Total (1)	2,857,089	$23.04	1,459,473

(1)	Excludes 215,701 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc., Village Bancorp, Inc., Northview Financial Corporation and Town Bankshares, Ltd. The weighted average exercise price of those options is $25.43. No additional awards will be made under these plans.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

1., 2. Financial Statements and Schedules

The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to the 2004 Annual Report to Shareholders filed as Exhibit 13.1, are filed as part of this document pursuant to Item 8, Financial Statements and Supplementary Data:

Consolidated Statements of Condition as of December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

No schedules are required to be filed with this report.

3.	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3-3 of the Company’s Form 10-Q for the quarter ended March 31, 2003)

4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.6	Amended and Restated Loan Agreement ($75 million) between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.7	Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank, National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ending December 31, 2003).

10.8	First Amendment to Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association dated April 30, 2004.

10.9	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.10	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated April 30, 2003 (incorporated by reference to Exhibit 99.3 of form S-8 file July 1, 2004)*.

10.21	Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant’s Form S-4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996). *

10.22	Form of Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer. The Company entered into Employment Agreements with David A. Dykstra, Senior Executive Vice President and Chief Operating Officer and Richard B. Murphy, Executive Vice President and Chief Credit Officer during 2005 in substantially identical form to this exhibit. *

10.23	Form of Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer. The Company entered into an Employment Agreement with Robert F. Key, Executive Vice President/Marketing, during 2005 in substantially identical form to this exhibit. *

10.26	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

10.27	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2000). *

10.28	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of form S-8 filed July 1, 2004).*

10.29	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of Form S-8 filed July 1, 2004.)*

10.30	Form of Nonqualified Stock Option Agreement.*

10.31	Form of Restricted Stock Award.*

10.32	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

10.33	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company). *

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	2004 Annual Report to Shareholders.

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Edward J. Wehmer	/s/ EDWARD J. WEHMER	March 15, 2005
President and Chief Executive Officer

David L. Stoehr	/s/ DAVID L. STOEHR	March 15, 2005
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John S. Lillard	/s/ JOHN S. LILLARD	March 15, 2005
Chairman of the Board of Directors

Edward J. Wehmer	/s/ EDWARD J. WEHMER	March 15, 2005
President and CEO and Director

Peter D. Crist	/s/ PETER D. CRIST	March 15, 2005
Director

Bruce K. Crowther	/s/ BRUCE K. CROWTHER	March 15, 2005
Director

Joseph F. Damico	/s/ JOSEPH F. DAMICO	March 15, 2005
Director

Bert A. Getz, Jr.	/s/ BERT A. GETZ, JR.	March 15, 2005
Director

Paul J. Liska	/s/ PAUL J. LISKA	March 15, 2005
Director

James B. McCarthy	/s/ JAMES B. MCCARTHY	March 15, 2005
Director

Albin F. Moschner	/s/ ALBIN F. MOSCHNER	March 15, 2005
Director

Thomas J. Neis	/s/ THOMAS J. NEIS	March 15, 2005
Director

Hollis W. Rademacher	/s/ HOLLIS W. RADEMACHER	March 15, 2005
Director

J. Christopher Reyes	/s/ J. CHRISTOPHER REYES	March 15, 2005
Director

John J. Schornack	/s/ JOHN J. SCHORNACK	March 15, 2005
Director

Ingrid S. Stafford	/s/ INGRID S. STAFFORD	March 15, 2005
Director