Form 10-Q
period 2005-03-31
WINTRUST FINANCIAL CORP
filed 2005-05-10
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
Commission File Number 0-21923

WINTRUST FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Illinois	36-3873352

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

727 North Bank Lane
Lake Forest, Illinois 60045

(Address of principal executive offices)

(847) 615-4096

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock — no par value, 23,470,996 shares, as of May 3, 2005

PART I

ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands)	2005	2004	2004

Assets
Cash and due from banks	$148,205	$128,166	$109,680
Federal funds sold and securities purchased under resale agreements	70,339	47,860	298,200
Interest bearing deposits with banks	6,108	4,961	5,098
Available-for-sale securities, at fair value	1,538,433	1,343,477	702,810
Trading account securities	3,438	3,599	4,629
Brokerage customer receivables	29,662	31,847	32,851
Mortgage loans held-for-sale	133,131	104,709	34,912
Loans, net of unearned income	4,858,724	4,348,346	3,464,741
Less: Allowance for loan losses	39,337	34,227	27,083

Net loans	4,819,387	4,314,119	3,437,658
Premises and equipment, net	217,048	185,926	162,310
Accrued interest receivable and other assets	163,179	129,702	122,561
Goodwill	196,549	113,461	48,665
Other intangible assets	20,060	11,221	3,399

Total assets	$7,345,539	$6,419,048	$4,962,773

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$581,828	$505,312	$362,643
Interest bearing	5,344,257	4,599,422	3,709,702

Total deposits	5,926,085	5,104,734	4,072,345

Notes payable	6,000	1,000	1,000
Federal Home Loan Bank advances	336,965	303,501	194,023
Other borrowings	154,991	201,924	49,165
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	209,459	204,489	98,963
Accrued interest payable and other liabilities	99,512	79,488	128,269

Total liabilities	6,783,012	5,945,136	4,593,765

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	23,447	21,729	20,213
Surplus	407,590	319,147	247,254
Common stock warrants	828	828	1,009
Retained earnings	151,962	139,566	101,875
Accumulated other comprehensive loss	(21,300)	(7,358)	(1,343)

Total shareholders’ equity	562,527	473,912	369,008

Total liabilities and shareholders’ equity	$7,345,539	$6,419,048	$4,962,773

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31
(In thousands, except per share data)	2005	2004

Interest income
Interest and fees on loans	$72,279	$48,450
Interest bearing deposits with banks	28	26
Federal funds sold and securities purchased under resale agreements	151	151
Securities	14,429	9,778
Trading account securities	22	35
Brokerage customer receivables	413	314

Total interest income	87,322	58,754

Interest expense
Interest on deposits	28,972	17,729
Interest on Federal Home Loan Bank advances	2,568	1,621
Interest on notes payable and other borrowings	1,779	746
Interest on subordinated notes	782	702
Interest on long-term debt — trust preferred securities	3,234	1,448

Total interest expense	37,335	22,246

Net interest income	49,987	36,508
Provision for loan losses	1,231	2,564

Net interest income after provision for loan losses	48,756	33,944

Non-interest income
Wealth management fees	7,944	8,473
Mortgage banking revenue	6,527	2,290
Service charges on deposit accounts	1,339	973
Gain on sales of premium finance receivables	1,656	1,475
Administrative services revenue	1,015	942
Net available-for-sale securities gains	—	852
Other	4,755	3,681

Total non-interest income	23,236	18,686

Non-interest expense
Salaries and employee benefits	29,463	20,779
Equipment expense	2,749	2,169
Occupancy, net	3,840	2,178
Data processing	1,715	1,302
Advertising and marketing	994	724
Professional fees	1,469	968
Amortization of other intangible assets	755	200
Other	7,319	5,937

Total non-interest expense	48,304	34,257

Income before income taxes	23,688	18,373
Income tax expense	8,676	6,779

Net income	$15,012	$11,594

Net income per common share — Basic	$0.69	$0.58
-

Net income per common share — Diluted	$0.65	$0.54

Cash dividends declared per common share	$0.12	$0.10

Weighted average common shares outstanding	21,831	20,148
Dilutive potential common shares	1,215	1,328

Average common shares and dilutive common shares	23,046	21,476

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Compre-
	Compre-			Common			hensive	Total
	hensive	Common		Stock	Treasury	Retained	Income	Shareholders’
(In thousands)	Income	Stock	Surplus	Warrants	Stock	Earnings	(Loss)	Equity

Balance at December 31, 2003		$20,066	$243,626	$1,012	$—	$92,301	$(7,168)	$349,837

Comprehensive income:
Net income	$11,594	—	—	—	—	11,594	—	11,594
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	6,170	—	—	—	—	—	6,170	6,170
Unrealized losses on derivative instruments	(345)	—	—	—	—	—	(345)	(345)

Comprehensive income	$17,419

Cash dividends declared on common stock		—	—	—	—	(2,020)	—	(2,020)
Common stock issued for:
Business combinations - Contingent consideration paid		4	167	—	—	—	—	171
Exercise of common stock warrants		3	32	(3)	—	—	—	32
Director compensation plan		5	168	—	—	—	—	173
Employee stock purchase plan and exercise of stock options		108	2,353	—	—	—	—	2,461
Restricted stock awards		27	908	—	—	—	—	935

Balance at March 31, 2004		$20,213	$247,254	$1,009	$—	$101,875	$(1,343)	$369,008

Balance at December 31, 2004		$21,729	$319,147	$828	$—	$139,566	$(7,358)	$473,912

Comprehensive income:
Net income	$15,012	—	—	—	—	15,012	—	15,012
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	(15,020)	—	—	—	—	—	(15,020)	(15,020)
Unrealized gains on derivative instruments	1,078	—	—	—	—	—	1,078	1,078

Comprehensive income	$1,070

Cash dividends declared on common stock		—	—	—	—	(2,616)	—	(2,616)
Common stock issued for:
New issuance, net of costs		1,000	54,883					55,883
Business combinations		598	29,834	—	—	—	—	30,432
Director compensation plan		7	310	—	—	—	—	317
Employee stock purchase plan and exercise of stock options		94	2,584	—	—	—	—	2,678
Restricted stock awards		19	832	—	—	—	—	851

Balance at March 31, 2005		$23,447	$407,590	$828	$—	$151,962	$(21,300)	$562,527

	Three Months Ended March 31,
	2005	2004
Disclosure of reclassification amount and income tax impact:
Unrealized holding (losses) gains on available for sale securities during the period, net	$(24,253)	$10,286
Unrealized holding gains (losses) on derivative instruments arising during the period, net	1,747	(584)
Less: Reclassification adjustment for gains included in net income, net	—	852
Less: Income tax (benefit) expense	(8,564)	3,025

Net unrealized (losses) gains on available-for-sale securities and derivative instruments	$(13,942)	$5,825

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,

(In thousands)	2005	2004

Operating Activities:
Net income	$15,012	$11,594
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	1,231	2,564
Depreciation and amortization	3,172	2,328
Deferred income tax expense	2,339	410
Tax benefit from exercises of stock options	1,169	1,222
Net amortization of premium on securities	1,045	493
Originations and purchases of mortgage loans held-for-sale	(473,539)	(189,079)
Proceeds from sales of mortgage loans held-for-sale	449,525	180,332
Decrease (increase) in trading securities, net	161	(960)
Net decrease in brokerage customer receivables	2,185	1,061
Gain on mortgage loans sold	(4,188)	(2,124)
Gain on sales of premium finance receivables	(1,656)	(1,475)
Gains on sales of available-for-sale securities, net	—	(852)
Gain on sales of premises and equipment, net	(11)	(2)
Increase in accrued interest receivable and other assets, net	(8,272)	(3,198)
Increase in accrued interest payable and other liabilities, net	9,629	3,578

Net Cash (Used for) Provided by Operating Activities	(2,198)	5,892

Investing Activities:
Proceeds from maturities of available-for-sale securities	29,837	66,435
Proceeds from sales of available-for-sale securities	65,082	406,174
Purchases of available-for-sale securities	(98,024)	(257,047)
Proceeds from sales of premium finance receivables	146,415	90,000
Net cash paid for acquisitions	(78,877)	—
Net (increase) decrease in interest-bearing deposits with banks	(1,059)	1,130
Net increase in loans	(234,635)	(256,604)
Purchases of premises and equipment, net	(9,117)	(7,922)

Net Cash (Used for) Provided by Investing Activities	(180,378)	42,166

Financing Activities:
Increase in deposit accounts	234,578	195,926
Decrease in other borrowings, net	(74,560)	(28,904)
Decrease in notes payable, net	—	(25,000)
Increase in Federal Home Loan Bank advances, net	10,300	50,000
Issuance of common stock, net of issuance costs	55,883	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	1,509	1,271
Dividends paid	(2,616)	(2,020)

Net Cash Provided by Financing Activities	225,094	191,273

Net Increase in Cash and Cash Equivalents	42,518	239,331
Cash and Cash Equivalents at Beginning of Period	176,026	168,549

Cash and Cash Equivalents at End of Period	$218,544	$407,880

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

Wintrust is a financial holding company currently engaged in the business of providing traditional community banking services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates various non-bank subsidiaries.

As of March 31, 2005, Wintrust had 14 wholly-owned bank subsidiaries (collectively, “Banks”), eight of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), and Beverly Bank & Trust, N.A. (“Beverly Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust — Arlington Heights (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005 and First Northwest Bank on March 31, 2005. Northview Bank’s two Northfield locations became branches of Northbrook Bank, its Mundelein location became a branch of Libertyville Bank and its Wheaton location was renamed Wheaton Bank & Trust (“Wheaton Bank”) in December 2004.

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

The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at each of the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998 and formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments, LLC (“Focused”) is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, as well as the Wayne Hummer Growth Fund in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. Collectively WHI, WHAMC and Focused are referred to as the “Wayne Hummer Companies”.

In May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and its affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank. In connection with the acquisition of Northview Bank on September 30, 2004, the Company also acquired Northview Mortgage, LLC, a mortgage broker and a subsidiary of Wintrust.

Wintrust Information Technology Services Company provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2004. Operating results for the three-month periods presented are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

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

(2) Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(3) Available-for-sale Securities

The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2005		December 31, 2004		March 31, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$139,353	$133,526	$142,455	$140,707	$42,258	$42,073
U.S. Government agencies	647,374	633,684	550,524	545,887	286,748	287,609
Municipal	56,928	56,664	25,481	25,412	14,658	14,774
Corporate notes and other debt	8,455	8,411	8,455	8,329	18,411	18,320
Mortgage-backed	626,851	610,498	539,074	533,726	261,235	258,294
Federal Reserve/FHLB stock and other equity securities	95,525	95,650	89,286	89,416	80,655	81,740

Total available-for-sale securities	$1,574,486	$1,538,433	$1,355,275	$1,343,477	$703,965	$702,810

(4) Loans

The following table is a summary of the loan portfolio as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Balance:
Commercial and commercial real estate	$2,850,138	$2,465,852	$1,751,364
Home equity	636,926	574,668	483,367
Residential real estate	281,336	248,118	177,514
Premium finance receivables	766,416	770,792	783,666
Indirect consumer loans	189,628	171,926	177,580
Tricom finance receivables	33,469	29,730	23,061
Other loans	100,811	87,260	68,189

Total loans, net of unearned income	$4,858,724	$4,348,346	$3,464,741

Mix:
Commercial and commercial real estate	58%	57%	50%
Home equity	13	13	14
Residential real estate	6	5	5
Premium finance receivables	16	18	23
Indirect consumer loans	4	4	5
Tricom finance receivables	1	1	1
Other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $17.3 million at March 31, 2005, $16.9 million at December 31, 2004 and $13.2 million at March 31, 2004. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $2.1 million at March 31, 2005, $1.7 million at December 31, 2004 and $2.4 million at March 31, 2004.

(5) Deposits

The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Balance:
Non-interest bearing	$581,828	$505,312	$362,643
NOW accounts	697,106	586,583	424,821
Wealth management deposits	390,819	390,129	337,520
Money market accounts	661,874	608,037	480,918
Savings accounts	290,551	215,697	187,285
Time certificates of deposit	3,303,907	2,798,976	2,279,158

Total deposits	$5,926,085	$5,104,734	$4,072,345

Mix:
Non-interest bearing	10%	10%	9%
NOW accounts	12	11	10
Wealth management deposits	6	8	8
Money market accounts	11	12	12
Savings accounts	5	4	5
Time certificates of deposit	56	55	56

Total deposits	100%	100%	100%

Wealth management deposits represent FDIC-insured deposits at the Banks from brokerage customers of WHI and trust and asset management customers of WHTC.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes:

The following table is a summary of notes payable, Federal Home Loan Bank advances, subordinated notes and other borrowings as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Notes payable	$6,000	$1,000	$1,000
Federal Home Loan Bank advances	336,965	303,501	194,023

Other borrowings:
Federal funds purchased	4,341	78,576	—
Securities sold under repurchase agreements	145,974	118,669	35,830
Wayne Hummer Companies funding	—	—	9,635
Other	4,676	4,679	3,700

Total other borrowings	154,991	201,924	49,165

Subordinated notes	50,000	50,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$547,956	$556,425	$294,188

The notes payable balance consists of a $5.0 million note payable acquired in connection with the acquisition of Antioch and a $1.0 million balance on a revolving loan agreement with an unaffiliated bank. The total amount of the agreement is $51.0 million, comprised of a $25.0 million revolving note that matured May 1, 2005, a $25.0 million note that matures in February 2006 and a $1.0 million note that matures in May 2013. The note that matured on May 1, 2005, was extended to June 1, 2005.

Securities sold under repurchase agreements represent short-term borrowings from brokers as well as sweep accounts in connection with master repurchase agreements at the Banks.

Other includes $2.4 million of interest-bearing deferred purchase price related to the Company’s acquisition of the Wayne Hummer Companies (which was paid in April 2005) and a $2.0 million fixed-rate mortgage (which matured on May 1, 2005 and was renewed through June 1, 2006) related to the Company’s Northfield banking office which was assumed in connection with the acquisition of Northview Bank in the third quarter of 2004.

(7) Long-term Debt — Trust Preferred Securities

As of March 31, 2005 the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust I, Wintrust Trust Capital II, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represents approximately 97% of the Debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Long-term debt — trust preferred securities” and the Common Securities are included in available-for-sale securities in the Company’s Consolidated Statements of Condition.

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of March 31, 2005. The Debentures represent the par value of the obligations owed to the Trusts plus basis adjustments relating to a fair value hedge of Wintrust Capital Trust I and the unamortized fair value adjustments recognized at the acquisition dates for the Northview, Town and First Northwest obligations.

(Dollars in thousands)

	Trust			Earliest
	Preferred		Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Date
Wintrust Capital Trust I	$31,050	$31,506	09/30/28	09/30/03
Wintrust Capital Trust II	20,000	20,619	06/30/30	06/30/05
Wintrust Capital Trust III	25,000	25,774	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/08/33	12/31/08
Wintrust Statutory Trust V	40,000	41,238	05/11/34	06/30/09
Wintrust Capital Trust VII	50,000	51,550	03/15/35	03/15/10
Northview Capital Trust I	6,000	6,367	11/08/33	08/08/08
Town Bankshares Capital Trust I	6,000	6,412	11/08/33	08/08/08
First Northwest Capital Trust I	5,000	5,374	05/31/34	05/31/09

Total		$209,459

     The Company entered into several interest rate swap contracts to hedge the interest rates on the Debentures. As of March 31, 2005, approximately $166 million of the Debentures effectively had fixed rates of interest and approximately $43 million of the Debentures effectively had variable rates of interest. In the first quarter of 2005, interest rate swaps with a total notional amount of $135 million were entered into to effectively change the rates on several of the Debentures from variable rates to fixed rates, resulting in the average rate on the Debentures to increase in the near term. The average effective rate on the Debentures in the first quarter of 2005 was 6.33%, compared to 5.71% in the fourth quarter of 2004.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the Trust Preferred Securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the Debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the Trust Preferred Securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess on the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at March 31, 2005, the Company would still be considered well-capitalized under regulatory capital guidelines.

(8) Segment Information

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the Banking segment on deposits balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.)The following table presents a summary of certain operating information for each reportable segment for three months ended for the periods shown:

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$47,945	$32,502	$15,443	47.5%
Premium finance	10,927	13,027	(2,100)	(16.1)
Tricom	942	840	102	12.1
Wealth management	646	1,369	(723)	(52.8)
Parent and inter-segment eliminations	(10,473)	(11,230)	757	6.7

Total net interest income	$49,987	$36,508	$13,479	36.9%

Non-interest income:
Banking	$12,124	$7,434	$4,690	63.1%
Premium finance	1,811	1,475	336	22.8
Tricom	1,015	942	73	7.7
Wealth management	8,816	9,465	(649)	(6.9)
Parent and inter-segment eliminations	(530)	(630)	100	15.9

Total non-interest income	$23,236	$18,686	$4,550	24.3%

Segment profit (loss):
Banking	$15,143	$10,460	$4,683	44.8%
Premium finance	6,024	6,629	(605)	(9.1)
Tricom	394	274	120	43.8
Wealth management	(424)	575	(999)	(173.7)
Parent and inter-segment eliminations	(6,125)	(6,344)	219	3.5

Total segment profit	$15,012	$11,594	$3,418	29.5%

Segment assets:
Banking	$7,311,937	$4,830,776	$2,481,161	51.4%
Premium finance	779,828	811,406	(31,578)	(3.9)
Tricom	45,859	38,249	7,610	19.9
Wealth management	73,057	75,548	(2,491)	(3.3)
Parent and inter-segment eliminations	(865,142)	(793,206)	(71,936)	(9.1)

Total segment assets	$7,345,539	$4,962,773	$2,382,766	48.0%

9) Derivative Financial Instruments

Management uses derivative financial instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The instruments that have been used by the Company include interest rate caps with indices that relate to the pricing of specific liabilities, interest rate swaps and covered call and put options that relate to specific investment securities. In addition, interest rate lock commitments provided to customers for the origination of mortgage loans that will be sold into the secondary market as well as forward agreements the Company enters into to sell such loans to protect itself against adverse changes in interest rates are deemed to be derivative instruments.

Derivative instruments have inherent risks, primarily market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the risk that the counterparty will fail to perform according to the terms of the agreement. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and the market value of the derivative instrument which is determined based on the interaction of the notional amount of the contract with the underlying, and not the notional principal amounts used to express the volume of the transactions. Management monitors the market risk and credit risk associated with derivative financial instruments as part of its overall Asset/Liability management process.

In accordance with Statement of Financial Accounting Standard 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to SFAS 133 are reported in income. Derivative contracts are valued using market values provided by the respective counterparties and are periodically validated by comparison with other third parties.

Derivatives Designated as Hedges

The Company currently hedges cash flow variability related to variable rate funding products, specifically subordinated notes and certain Debentures associated with the Company’s variable rate Long-term debt — trust-preferred securities, through the use of pay-fixed interest rate swaps. The Company also uses receive-fixed interest rate swaps to hedge the fair value of certain fixed rate funding products, specifically the Debentures associated with the Company’s fixed rate Long-term debt — trust-preferred securities.

The following table provides summary information related to the interest rate swaps used by the Company for interest rate risk management and designated as accounting hedges as of dates indicated (in thousands):

			March 31, 2005		December 31, 2004
		Maturity	Notional	Fair	Notional	Fair
Hedged Instrument	Type of Hedge	Date	Amount	Value	Amount	Value
Subordinated note	Cash Flow	10/29/2012	$25,000	$425	$25,000	$(215)
Trust preferred securities	Fair Value	09/30/2028	31,050	(504)	31,050	(129)
Trust preferred securities	Cash Flow	04/07/2033	25,000	101	—	—
Trust preferred securities	Cash Flow	12/08/2033	20,000	136	—	—
Trust preferred securities	Cash Flow	05/11/2034	40,000	308	—	—
Trust preferred securities	Cash Flow	03/15/2035	50,000	494	—	—

			$191,050	$960	$56,050	$(344)

The interest rate swaps hedging the trust-preferred securities provide the counterparties with a call option which mirrors the call option dates in the respective trust-preferred securities. Similarly, the interest rate swap hedging the subordinated debt provides for annual reductions of $5.0 million of the notional amount to coincide with the terms of the subordinate note.

All of the interest rate derivatives designated as hedges in SFAS 133 relationships were considered highly effective during the three months ending March 31, 2005, and none of the changes in fair value of these derivatives was attributed to hedge ineffectiveness.

The Company had no interest rate cap contracts outstanding at March 31, 2005, December 31, 2004 or March 31, 2004.

Derivatives Not Designated as Hedges

The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated in a SFAS 133 hedge relationship. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At March 31, 2005, the Company had approximately $203 million of interest rate lock commitments and $333 million of forward commitments for the future delivery of residential mortgage loans. The fair value of the interest rate locks was reflected by a derivative liability of approximately $550,000 and the fair value of the forward commitments was reflected by a derivative asset of approximately $1.3 million. The fair values were estimated based on changes in mortgage rates from the date of the commitments. Changes in the fair value of these mortgage banking derivatives is included in mortgage banking revenue.

In addition the Company periodically sells options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These covered call options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are reported in other non-interest income. There were no covered call options outstanding as of March 31, 2005, December 31, 2004 or March 31, 2004.

(10) Business Combinations

The Company completed the two business combinations in the first quarter of 2005 and four business combinations in 2004. All were accounted under the purchase method of accounting; thus, the results of operations prior to their respective effective dates were not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles and other purchase adjustments were recorded upon the completion of each acquisition.

On March 31, 2005, Wintrust completed the acquisition of First Northwest Bancorp, Inc. (“FNBI”) and its wholly-owned subsidiary, First Northwest Bank. Since the acquisition was completed on March 31, 2005, the Consolidated Statement of Condition as of March 31, 2005, includes the assets and liabilities of FNBI, however the results of operations will be included in Wintrust’s results of operations starting April 1, 2005. FNBI was acquired for a total purchase price of $44.7 million, consisting of $14.5 million cash, the issuance of 595,123 shares of Wintrust’s common stock (then valued at $30.0 million) and vested stock options valued at $238,000.

In January, 2005, Wintrust completed the acquisition of Antioch Holding Company (“Antioch”) and its wholly-owned subsidiary, State Bank of The Lakes. Antioch’s results of operations have been included in Wintrust’s consolidated financial statements since January 1, 2005, the effective date of acquisition. Antioch was acquired for a total purchase price of $95.4 million of cash.

In October, 2004, Wintrust completed the acquisition of Town Bankshares, Ltd. (“Town”) and its wholly-owned subsidiary, Town Bank. Town’s results of operations have been included in Wintrust’s consolidated financial statements since October 1, 2004, the effective date of acquisition. Town was acquired for a total purchase price of $41.1 million, consisting of $17.0 million cash, the issuance of 372,535 shares of Wintrust’s common stock (then valued at $20.6 million) and vested stock options valued at $3.5 million.

In September 2004, Wintrust completed the acquisition of Northview Financial Corporation (“Northview”) and its wholly-owned subsidiaries, Northview Bank and Northview Mortgage, LLC. Northview’s results of operations have been included in Wintrust’s consolidated financial statements since September 30, 2004, the effective date of acquisition. Northview was acquired for a total purchase price of $48.0 million, consisting of $21.0 million cash, the issuance of 457,148 shares of Wintrust’s common stock (then valued at $25.1 million) and vested stock options valued at $1.9 million. On December 13, 2004, Northview Bank’s two branches in Northfield became branches of Northbrook Bank, its Mundelein branch became a branch of Libertyville Bank and its bank charter was moved to its Wheaton branch and the bank was renamed Wheaton Bank & Trust Company.

In May 2004, Wintrust completed its acquisition of SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica and Guardian’s results of operations have been included in Wintrust’s consolidated financial statements since May 1, 2004, the effective date of acquisition. WestAmerica and Guardian were acquired for a total purchase price of $19.5 million, consisting of $11.0 million cash and the issuance of 180,438 shares of Wintrust’s common stock (then valued at $8.5 million). Wintrust is obligated to pay additional contingent consideration in connection with this acquisition upon WestAmerica’s and Guardian’s attainment of certain net income levels over each of the next five years. The additional consideration, if any, will be recorded when the additional consideration is deemed, beyond a reasonable doubt, to have been earned.

(12) Goodwill and Other Intangible Assets

In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, Wintrust ceased amortizing goodwill effective January 1, 2002. SFAS 142 requires the testing of goodwill and intangible assets with indefinite useful lives for impairment at least annually. In addition, it requires amortizing intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values, and reviewing them for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2005	Acquired	Losses	2005
Banking	$91,011	$82,941	$—	$173,952
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	13,492	147	—	13,639
Parent and other	—	—	—	—

Total	$113,461	$83,088	$—	$196,549

The goodwill acquired in the first quarter of 2005 relates to $53.6 million recorded in connection with the acquisition of Antioch and $29.8 million in connection with the acquisition of FNBI, offset by a reduction in goodwill of approximately $467,000 related to prior estimates of fair values associated with the September 2004 Northview acquisition.

The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of Lake Forest Capital Management (“LFCM”) as a result of attaining certain performance measures pursuant to the terms of the LFCM purchase agreement. Wintrust could pay additional consideration pursuant to this transaction over the next two years. LFCM was merged into WHAMC.

At March 31, 2005 and 2004, Wintrust had $20.1 million and $3.4 million, respectively, in unamortized finite-lived intangible assets, classified on the Consolidated Statement of Condition as other intangible assets. These other intangible assets relate to the portion of the purchase price assigned to the value of core deposit intangibles in each of the banking acquisitions and the value of customer lists in the acquisitions of WHAMC and LFCM. Core deposit intangibles and wealth management customer lists accounted for $18.6 million and $1.5 million, respectively, of the other intangible assets as of March 31, 2005. Core deposit intangibles are being amortized on an accelerated basis over ten-year periods and the values assigned to the customer lists of LFCM and WHAMC are being amortized on an accelerated basis over seven years.

Estimated amortization expense on finite-lived intangible assets for the years ended 2005 through 2009 are as follows:

(Dollars in thousands)

Actual in 3 months ended March 31, 2005	$755
Estimated remaining in 2005	2,645
Estimated – 2006	2,940
Estimated – 2007	2,411
Estimated – 2008	2,034
Estimated – 2009	1,861

(12) Stock-Based Compensation Plans

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

The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004
Net income
As reported	$15,012	$11,594
Compensation cost of stock options based on fair value, net of related tax effect	(729)	(527)

Pro forma	$14,283	$11,067

Earnings per share — Basic
As reported	$0.69	$0.58
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)	(0.03)

Pro forma	$0.65	$0.55

Earnings per share — Diluted
As reported	$0.65	$0.54
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.02)

Pro forma	$0.62	$0.52

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is sensitive to changes in the subjective assumptions, which can materially affect the fair value estimates. As a result, the pro forma amounts indicated above may not be representative of the effects on reported net income for future years.

Included in the determination of net income as reported is compensation expense related to restricted share awards of $575,000 ($355,000 net of tax) in the first quarter of 2005 and $174,000 ($107,000 net of tax) in the first quarter of 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB 25, “Accounting for Stock-Based Compensation.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In the first quarter of 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R.

Alternative phase-in methods are allowed under Statement No. 123R, which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, Wintrust’s effective date for implementation of SFAS 123R is January 1, 2006. The Company plans to adopt the “modified prospective” method provided for in SFAS 123R, in which compensation cost is recognized for all equity awards granted after the effective date based on the requirements of SFAS 123R and, for all equity awards granted prior to the effective date that remain unvested on the effective date based on the requirements of SFAS 123. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeitured. As permitted by SFAS 123, the Company currently accounts for stock options granted to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share previously in this Note. Wintrust expects to adopt SFAS 123R on January 1, 2006.

(13) Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004
Net income	$15,012	$11,594

Average common shares outstanding	21,831	20,148
Effect of dilutive common shares	1,215	1,328

Weighted average common shares and effect of dilutive common shares	23,046	21,476

Net income per average common share:
— Basic	$0.69	$0.58

— Diluted	$0.65	$0.54

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2005, compared with December 31, 2004, and March 31, 2004, and the results of operations for the three-month periods ended March 31, 2005 and 2004 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Overview and Strategy

Wintrust is a financial holding company engaged in the business of providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and Southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.

Community Banking

The Company’s community banking franchise consists of 14 community banks (the “Banks”) with 58 locations. The Company developed its banking franchise through the de novo organization of eight banks (41 locations) and the purchase of six banks with 17 locations. Two banks were purchased in the first quarter of 2005 – State Bank of The Lakes with five banking offices and First Northwest Bank with two banking offices. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $7.35 billion in total assets at March 31, 2005 from $4.96 billion in total assets at March 31, 2004, an increase of 48%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its operating subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The following table presents the Banks in chronological order based on the year in which they joined Wintrust. Each of the Banks, except Beverly Bank, has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes(organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995)	Acquired	March, 2005

Following is a summary of the Company’s banking expansion during the twelve months ended March 31, 2005:

2005 Banking Expansion Activity

.	New branch locations:

➢	Palatine Bank & Trust, a branch of Barrington Bank

.	Acquisitions:

➢	State Bank of The Lakes, with locations in Antioch, Lindenhurst, Grayslake, Spring Grove and McHenry

➢	First Northwest Bank, with two locations in Arlington Heights

2004 Banking Expansion Activity

.	New bank organized:

➢	Beverly Bank & Trust

.	New branch locations:

➢	Buffalo Grove Bank & Trust, a branch of Northbrook Bank

➢	Highland Park Bank & Trust — Ravinia, a branch of Lake Forest Bank

➢	Gurnee Community Bank, a branch of Libertyville Bank

➢	Lake Villa Community Bank, a branch of Libertyville Bank

➢	Sauganash, a branch of North Shore Community Bank

.	Acquisitions:

➢	Northview Bank, with two locations in Northfield (which became branches of Northbrook Bank), one location in Mundelein (which became a branch of Libertyville Bank) and one location in Wheaton (which was renamed Wheaton Bank & Trust)

➢	Town Bank, with locations in Delafield and Madison, Wisconsin

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

Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $681 million in loan (premium finance receivables) volume in the first quarter of 2005, compared to $676 million in the first quarter of 2004. Although business has increased in terms of the number of new loans originated, a softer market has resulted in a lower average loan size in the first quarter of 2005 as compared to the same period of last year. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued strong loan origination volume in 2005, FIFC sold approximately $146 million, or 22%, of the receivables generated in the first quarter of 2005 to an unrelated third party with servicing retained. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios in 1999. The Company’s strategy is to maintain its average loan-to-deposit ratio in the range 85-90% as well as to be asset-driven and it achieves both of these objectives through the sale of premium finance receivables. During the first quarter of 2005, the Company’s average loan-to-deposit ratio was 87%. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

As part of its continuing strategy to enhance and diversify its earning asset base and revenue stream, in May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica will provide the Banks with an enhanced loan origination and documentation system which should allow each firm to better utilize existing operational capacity and improve the product offering for the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be retained by the Banks in their loan portfolios resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base. In connection with the Company’s acquisition of Northview Bank in September 2004, the Company also acquired Northview Mortgage, LLC, a mortgage broker. Mortgage banking activities are also performed by the Banks.

In October 1999, the Company acquired Tricom as part of its continuing strategy to pursue specialized earning asset niches. Tricom is a company based in the Milwaukee area that has been in business since 1989 and specializes in providing high-yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect its interests. By virtue of the Company’s funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services.

In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks, including indirect auto lending which is conducted through Hinsdale Bank and Barrington Bank’s Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has developed a specialty in small aircraft lending which is operated through its North American Aviation Financing division. The Company continues to pursue the development and/or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales. The Company is not pursuing growth in indirect auto lending, however, and anticipates that the indirect auto loan portfolio will comprise a smaller portion of the net loan portfolio in the future.

Wealth Management

Wintrust’s strategy also includes building and growing its wealth management business, which includes trust, investment, asset management and securities brokerage services marketed primarily under the Wayne Hummer name. In February 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprising Wayne Hummer Investments LLC (“WHI”), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company “WHAMC”) and Focused Investments LLC (“Focused”), each based in the Chicago area. To further augment its wealth management business, in February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor. LFCM was merged into WHAMC.

WHI, a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin. As of March 31, 2005, WHI has also established branch locations in offices at Lake Forest Bank, Hinsdale Bank, Libertyville Bank, Barrington Bank, Crystal Lake Bank, Advantage Bank, North Shore Bank, Wheaton Bank, and Town Bank. The Company plans to open WHI offices at each of the Banks. WHI is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities

Dealers. Focused, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with unaffiliated community-based financial institutions located primarily in Illinois.

WHAMC, a registered investment advisor, is the investment advisory affiliate of WHI, provides money management and advisory services to individuals and institutional municipal and tax-exempt organizations, as well as the Wayne Hummer Growth Fund. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans.

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

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
WHTC	$628,383	$633,053	$600,623
WHAMC (1)	836,171	854,327	817,915
WHAMC’s proprietary mutual funds	173,552	187,080	187,991
WHI — brokerage assets in custody	5,000,000	5,100,000	4,800,000

(1)	Excludes the proprietary mutual funds managed by WHAMC

The decreases in the valuations of assets under management and/or administration in the wealth management business as of March 31, 2005, as compared to December 31, 2004, reflect the recent declines in the overall equity market.

The decrease in the managed assets in WHAMC’s proprietary mutual funds from the first quarter of 2004 relates to the liquidation of two of the Wayne Hummer funds — the Income Fund in the second quarter of 2004 and the Core Portfolio Fund in the first quarter of 2005. These funds had a combined balance of $27.1 million as of March 31, 2004. The Core Portfolio Fund consisted of $12.0 million as of December 31, 2004.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures, as compared to the same period last year, are shown below:

	Three Months Ended		Percentage (%)/
	March 31,	March 31,	Basis Point (bp)
(Dollars in thousands, except per share data)	2005	2004	Change

Net income	$15,012	$11,594	29%
Net income per common share — Diluted	0.65	0.54	20

Net revenue (1)	73,223	55,194	33
Net interest income	49,987	36,508	37

Net interest margin (5)	3.21%	3.26%	(5	)bp
Core net interest margin(2) (5)	3.41	3.38	3
Net overhead ratio (3)	1.45	1.27	18
Efficiency ratio (4) (5)	65.69	62.82	287
Return on average assets	0.87	0.94	(7)
Return on average equity	12.68	13.10	(42)

At end of period:
Total assets	$7,345,539	$4,962,773	48%
Total loans	4,858,724	3,464,741	40
Total deposits	5,926,085	4,072,345	46
Total long-term debt — trust preferred securities	209,459	98,963	112
Total shareholders’ equity	562,527	369,008	52

Book value per common share	23.99	18.26	31
Market price per common share	47.09	48.63	(3)

Allowance for loan losses to total loans	0.81%	0.78%	(3	)bp
Non-performing assets to total assets	0.35	0.42	(7)

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

Supplemental Financial Measures/Ratios

The accounting and reporting polices of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), core net interest margin and the efficiency ratio. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce on dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses.

Management also evaluates the net interest margin excluding the net interest expense associated with the Company’s Long-term debt — trust preferred securities (“Core Net Interest Margin”). Because these instruments are utilized by the Company primarily as capital instruments, management finds it useful to view the net interest margin excluding this expense and deems it to be a more meaningful view of the operational net interest margin of the Company.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2005	2004

(A) Interest income (GAAP)	$87,322	$58,754
Taxable-equivalent adjustment:
- Loans	153	104
- Liquidity management assets	147	69
- Other earning assets	6	14

Interest income — FTE	87,628	58,941
(B) Interest expense (GAAP)	37,335	22,246

Net interest income — FTE	$50,293	$36,695

(C) Net interest income (GAAP) (A minus B)	$49,987	$36,508

Net interest income — FTE	$50,293	$36,695
Add: Interest expense on long-term debt — trust preferred securities, net (1)	3,138	1,396

Core net interest income — FTE (2)	$53,431	$38,091

(D) Net interest margin (GAAP)	3.19%	3.24%
Net interest margin — FTE	3.21%	3.26%
Core net interest margin — FTE (2)	3.41%	3.38%

(E) Efficiency ratio (GAAP)	65.97%	63.04%
Efficiency ratio — FTE	65.69%	62.82%

(1) Interest expense from the long-term debt — trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2) Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Critical Accounting Policies

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The determination of the allowance for loan losses, the valuation of the retained interest in the premium finance receivables sold and the valuations required for impairment testing of goodwill are the areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” on page 74 of the Company’s Annual Report to shareholders for the year ended December 31, 2004.

Net Income

Net income for the quarter ended March 31, 2005 totaled $15.0 million, an increase of $3.4 million, or 29%, over the $11.6 million recorded in the first quarter of 2004. On a per share basis, net income for the first quarter of 2005 totaled $0.65 per diluted common share, an increase of $0.11 per share, or 20%, as compared to the 2004 first quarter total of $0.54 per diluted common share. The return on average equity for the first quarter of 2005 was 12.68%, compared to 13.10% for the prior year quarter.

Wintrust acquired several operating companies since January 2004, including WestAmerica and Guardian (effective May 1, 2004), Northview Bank and Northview Mortgage, LLC (effective September 30, 2004), Town Bank (effective October 1, 2004), State Bank of The Lakes (effective January 1, 2005) and First Northwest Bank (effective March 31, 2005). The results of operations of each of these entities have been included in Wintrust’s results of operations since their respective acquisition dates.

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended March 31, 2005 totaled $50.3 million, an increase of $13.6 million, or 37%, as compared to the $36.7 million recorded in the same quarter of 2004. This increase is attributable to increases in the Company’s earning asset base. In the first quarter of 2005, average loans, the highest yielding component of the earning asset base, represented 76% of total earning assets and increased $1.37 billion, or 40%, over the first quarter of 2004. The spread between the yield earned on earning assets and rates paid on interest bearing liabilities was 3.01% in the first quarter of 2005, a decrease of five basis points from the first quarter of 2004. Tax-equivalent net interest income in the first quarter of 2005 represents an increase of $4.5 million over the amount reported in the fourth quarter of 2004. The increase in net interest income in this period is attributable to an increase in the average loans, but also to the changes in yields earned on the earning assets and paid on the interest bearing liabilities. The table on page 24 presents a summary of the dollar amount of changes in tax-equivalent net interest income attributable to changes in the volume of earning assets and changes in the rates earned and paid for the first quarter of 2005 compared to the same period of 2004 as well as the fourth quarter of 2004.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the first quarter of 2005, the net interest margin was 3.21%, representing a decrease of five basis points when compared to the net interest margin of 3.26% in the prior year first quarter, and an increase of three basis points when compared to the fourth quarter 2004 net interest margin of 3.18%. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.41% for the first quarter of 2005, 3.34% for the fourth quarter of 2004 and 3.38% for the first quarter of 2004.

The three basis point improvement in the net interest margin in the first quarter of 2005 compared to the fourth quarter of 2004 resulted as the yield on earning assets increased by 22 basis points, the rate paid on interest-bearing liabilities increased by 17 basis points and the contribution from net free funds declined by two basis points. The earning asset yield improvement in the first quarter of 2005 compared to the fourth quarter of 2004 was primarily attributable to a 25 basis point increase in the yield on loans. The higher loan yield is reflective of the interest rate increases affected by the Federal Reserve Bank offset somewhat by continued competitive loan pricing pressures, including the pricing related to the premium finance receivables portfolio. The interest-bearing liability rate increase of 17 basis points was due to higher costs of retail deposits in the first quarter of 2005 due to continued competitive pricing pressures on fixed-maturity time deposits in most of the Company’s markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition. Overall, the Company believes it is well positioned for future rate increases.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended
	March 31, 2005			March 31, 2004
			Yield/			Yield/
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,501,675	$14,755	3.98%	$1,039,010	$10,024	3.89%
Other earning assets (2) (3) (8)	34,119	441	5.24	37,034	363	3.94
Loans, net of unearned income (2) (4) (8)	4,822,149	72,432	6.09	3,455,089	48,554	5.65

Total earning assets (8)	$6,357,943	$87,628	5.59%	$4,531,133	$58,941	5.23%

Allowance for loan losses	(38,295)			(26,556)
Cash and due from banks	136,256			106,688
Other assets	542,611			329,770

Total assets	$6,998,515			$4,941,035

Interest-bearing deposits	$5,005,533	$28,972	2.35%	$3,610,222	$17,729	1.98%
Federal Home Loan Bank advances	297,732	2,568	3.50	164,904	1,621	3.95
Notes payable and other borrowings	300,850	1,779	2.40	200,230	746	1.50
Subordinated notes	50,000	782	6.25	50,000	702	5.55
Long-term debt — trust preferred securities	204,526	3,234	6.33	98,582	1,448	5.81

Total interest bearing liabilities	$5,858,641	$37,335	2.58%	$4,123,938	$22,246	2.17%

Non-interest bearing deposits	535,201			357,434
Other liabilities	124,699			103,822
Equity	479,974			355,841

Total liabilities and shareholders’ equity	$6,998,515			$4,941,035

Interest rate spread (5) (8)			3.01%			3.06%
Net free funds/contribution (6)	$499,302		0.20	$407,195		0.20

Net interest income/Net interest margin (8)		$50,293	3.21%		$36,695	3.26%

Core net interest margin (7) (8)			3.41%			3.38%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities available-for-sale reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended March 31, 2005 and 2004 were $306,000 and $187,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest bearing liabilities.

(6)	Net free funds is the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest bearing liabilities.

(7)	The core net interest margin excludes the impact of Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

The yield on total earning assets for the first quarter of 2005 was 5.59% as compared to 5.37% in the fourth quarter of 2004 and 5.23% in the first quarter of 2004. The increase of 36 basis points from the first quarter of 2004 resulted primarily from the rising interest rate environment in the last nine months offset by the effects of the competitive market pressure on loan pricing spreads. The first quarter 2005 yield on loans was 6.09%, a 44 basis point increase when compared to the prior year first quarter yield of 5.65%, and a 25 basis point increase compared to the fourth quarter of 2004. Changes in the yield on the loan portfolio result from changes in interest rates as well as changes in the mix of the loan portfolio. The Company’s loan portfolio does not re-price in a parallel fashion to changes in the prime lending rate; however, it is impacted by changes in the prime lending rate. The average prime lending rate was 5.44% during the first quarter of 2005 versus 4.00% during the first quarter of 2004, and 4.94% during the fourth quarter of 2004. Average loans comprised approximately 76% of total average earning assets in both the first quarter of 2005 and 2004 and 77% of total average earning assets in the fourth quarter of 2004.

The rate paid on interest-bearing deposits increased to 2.35% in the first quarter of 2005 as compared to 1.98% in the first quarter of 2004 and 2.20% in the fourth quarter of 2004. The rate paid on wholesale funding, consisting of Federal Home Loan Bank advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 3.95% in the first quarter of 2005 compared to 3.51% in the first quarter of 2004 and 3.86% in the fourth quarter of 2004 as a result of higher overnight funding costs and the additional trust preferred borrowings added in 2004. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a reconciliation of the Company’s tax-equivalent net interest income between the three-month periods ended March 31, 2005 and March 31, 2004 and between the three-month periods ended March 31, 2005 and December 31, 2004. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and the differing number of days in each quarter.

	First Quarter	First Quarter
	of 2005	of 2005
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2004	of 2004
Tax-equivalent net interest income for comparative period	$36,695	$45,748
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	13,971	3,971
Change due to interest rate fluctuations (rate)	35	1,591
Change due to number of days in each quarter (days)	(408)	(1,017)

Tax-equivalent net interest income for the period ended March 31, 2005	$50,293	$50,293

Non-interest Income

For the first quarter of 2005, non-interest income totaled $23.2 million, an increase of $4.6 million or 24%, over the prior year quarter. The increase in non-interest income is primarily a result of higher mortgage banking revenue, higher levels of fees on covered call option transactions and the impact of the recent acquisitions offset by lower wealth management fees and net securities gains. Non-interest income as a percentage of net revenue was 32% in the first quarter of 2005 and 34% in the first quarter of 2004.

The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage	$5,521	$6,295	$(774)	(12)%
Trust and asset management	2,423	2,178	245	11

Total wealth management fees	7,944	8,473	(529)	(6)

Mortgage banking revenue	6,527	2,290	4,237	185
Service charges on deposit accounts	1,339	973	366	38
Gain on sales of premium finance receivables	1,656	1,475	181	12
Administrative services revenue	1,015	942	73	8
Net available-for-sale securities gains	—	852	(852)	(100)
Other:
Fees from covered call options	2,753	2,175	578	27
Bank Owned Life Insurance	599	509	90	18
Miscellaneous	1,403	997	406	41

Total other	4,755	3,681	1074	29

Total non-interest income	$23,236	$18,686	$4,550	24%

Wealth management fees are comprised of the trust and asset management revenues generated by Wayne Hummer Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions of the Wayne Hummer Companies. Wealth management fees totaled $7.9 million in the first quarter of 2005, a $529,000, or 6%, decrease from the $8.5 million recorded in the first quarter of 2004. As noted in the table above, the decrease in wealth management fees was a result of a $774,000 decrease in retail brokerage revenue, offset by an increase of $245,000 in trust and asset management fees. Retail brokerage revenue also decreased $229,000, or 4%, compared to the fourth quarter of 2004 while trust and asset management fees increased $176,000, or 8%, compared to the fourth quarter of 2004. Valuations of the equity securities under management affect the fees earned thereon and trading volumes directly affect brokerage revenue. The Company’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream. Total assets under management and/or administration totaled $1.6 billion as of March 31, 2005 and March 31, 2004.

Mortgage banking revenue includes revenue from activities related to originating and selling residential real estate loans into the secondary market. With the acquisitions of WestAmerica and Guardian in May 2004, this revenue line now includes gains on the sale of mortgage loans to the secondary market, origination fees, rate lock commitment fees, document preparation fees and the impact of amortizing and valuing the capitalized servicing right assets. For the quarter ended March 31, 2005, these fees totaled $6.5 million, an increase of $4.2 million, or 185%, from the $2.3 million recorded in the prior year first quarter. Revenues from WestAmerica and Guardian accounted for the entire $4.2 million increase in revenue. Mortgage banking revenue increased of $826,000, or 14%, from the fourth quarter of 2004. Mortgage banking is a continuous source of revenue for the Company; however, it is significantly dependent on the relative level of long-term interest rates.

Service charges on deposit accounts totaled $1.3 million for the first quarter of 2005, an increase of $366,000, or 38%, when compared to the same quarter of 2004. This increase was mainly due to a larger deposit base and a greater number of accounts at the Banks. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to an unrelated third party. As previously noted, the majority of the receivables originated by FIFC are purchased by the Banks to more fully utilize their lending capacity. However, as a result of continued strong loan origination volume, Wintrust sold $146 million of premium finance receivables to an unrelated third party financial institution in the first quarter of 2005 and recognized gains totaling $1.7 million related to this activity, compared with the sale of $90 million of premium finance receivables and recognized gains of $1.5 million in the first quarter of 2004.

Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread averaged 3.74% in the first three months of 2005 compared to 4.74% in the same period last year. The spread narrowed as yields on the premium finance receivables have not risen commensurately with increases in short term market rates. The higher amount of gain recognized in the first quarter of 2005 compared to the prior year, was primarily due to a higher volume of loans sold. FIFC continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from the customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the first quarter of 2005, clean up calls resulted in increased gains (primarily from reversing the remaining balances of the related liability for the Company’s recourse obligation related to the loans) of approximately $47,000, compared to $115,000 in the first quarter of 2004. Credit losses were estimated at 0.25% of the estimated average balances in the pools sold in the first quarters of 2005 and 2004. The average terms of the loans during both the first quarter of 2005 and 2004 were estimated at approximately 8 months. The applicable discount rate used in determining gains related to this activity was unchanged during 2004 and 2005.

At March 31, 2005, premium finance loans sold and serviced for others for which a recourse obligation related to credit losses is retained totaled approximately $267.8 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At March 31, 2005, the remaining estimated recourse obligation carried in other liabilities was approximately $424,000.

Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses in the first three months of 2005 for premium finance receivables sold and serviced for others totaled $43,000. At March 31, 2005, non-performing loans related to this sold portfolio were approximately $2.6 million, or 0.97%, of the sold loans. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reason noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.

Wintrust has a strategy of maintaining its average loan-to-deposit ratio in the range of 85-90%. During the first quarter of 2005, the ratio was approximately 87%. Consistent with its strategy to be asset-driven and the desire to maintain our loan-to-deposit ratio in the aforementioned range, it is probable that similar sales of premium finance receivables will occur in the future.

The administrative services revenue contributed by Tricom added $1.0 million to total non-interest income in the first quarter of 2005, an increase of $73,000, from the first quarter of 2004. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Although Tricom’s business is expanding its revenue continues to reflect competitive rate pressures in the industry. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category.

Fees from covered call option transactions in the first quarter of 2005 were $2.8 million, compared to $2.2 million in the same quarter last year. During the first three months of 2005, call option contracts were written against $637 million of underlying securities, compared to $327 million in the first three months of last year. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. In the first three months of both years, the Company wrote call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management is able to effectively use the proceeds from selling covered call options to offset net interest margin compression and administers such sales in a coordinated process with the Company’s overall asset/liability management. The covered call option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at March 31, 2005, December 31, 2004 or March 31, 2004.

Bank Owned Life Insurance (“BOLI”) income totaled $599,000 in the first quarter of 2005 and $509,000 in the first quarter of 2004. This income represents adjustments to the cash surrender value of BOLI policies. The Company originally purchased $41.1 million of BOLI in 2002 to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executives’ employment contracts. Additional BOLI was purchased since then, including the acquisition of $8.9 million of BOLI that was owned by State Bank of The Lakes. As of March 31, 2005, the Company’s recorded investment in BOLI was $68.3 million.

Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.4 million in the first quarter of 2005 and $997,000 in the first quarter of 2004. The increase was primarily attributable to the income generated by the recently acquired banks.

Non-interest Expense

Non-interest expense for the first quarter of 2005 totaled $48.3 million, an increase of $14.0 million, or 41%, from the first quarter 2004 total of $34.3 million. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $8.7 million and an increase in occupancy expense of $1.7 million. These increases are primarily a result of the acquisitions completed during 2004 and 2005 along with the continued growth and expansion of the banking franchise. Since March 31, 2004, total loans and total deposits have increased 40% and 46%, respectively, requiring higher levels of staffing and resulting in an increase in other costs in order to both attract and service the larger customer base. The Company’s efficiency ratio was 65.69% for the first three months of 2005, compared to 62.82% for the first three months of 2004.

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Salaries and employee benefits	$29,463	$20,779	$8,684	42%
Equipment	2,749	2,169	580	27
Occupancy, net	3,840	2,178	1,662	76
Data processing	1,715	1,302	413	32
Advertising and marketing	994	724	270	37
Professional fees	1,469	968	501	52
Amortization of other intangible assets	755	200	555	278
Other:
Commissions - 3rd party brokers	1,012	1,012	—	—
Postage	905	625	280	45
Stationery and supplies	832	534	298	56
Miscellaneous	4,570	3,766	804	21

Total other	7,319	5,937	1,382	23

Total non-interest expense	$48,304	$34,257	$14,047	41%

Salaries and employee benefits totaled $29.5 million for the first quarter of 2005, an increase of 42% from the prior year’s quarter of $20.8 million. As previously noted, this increase was primarily due to the acquisitions and continued growth and expansion of the banking franchise along with normal increases in employee benefits. Occupancy expenses were $3.8 million for the first quarter of 2005, compared to $2.2 million during the first quarter of 2004. This increase was due primarily to the acquisitions of WestAmerica and Guardian in May 2004, Northview Bank in September 2004, Town Bank in October 2004 and State Bank of The Lakes in January 2005, as well as the opening of seven de novo banking locations during the past twelve months.

The increase in the amortization of other intangible assets relates to the amortization of the value assigned to the deposit base intangibles acquired in connection with the acquisitions of Northview Bank, Town Bank and State Bank of The Lakes.

Commissions paid to third party brokers represent the commissions paid on revenue generated by Focused through its network of unaffiliated banks.

The remaining categories of non-interest expense, including equipment expense, data processing, advertising and marketing, professional fees and other, increased in the aggregate $3.1 million over the prior year first quarter. The percentage increases in each of these categories were in line with the increases in total loans and deposits over the last twelve months.

Income Taxes

The Company recorded income tax expense of $8.7 million for the three months ended March 31, 2005, versus $6.8 million for the same period of 2004. The effective tax rate was 36.6% and 36.9%, in the first quarter of 2005 and 2004, respectively.

Operating Segment Results

As described in Note 8 to the Consolidated Financial Statements, the Company’s operations consist of four primary segments: banking, premium finance, Tricom and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for loan losses, non-interest income and operating expenses of its banking segment. The net interest income of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the Banking segment on deposits balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.)

The banking segment’s net interest income for the quarter ended March 31, 2005 totaled $47.9 million as compared to $32.5 million for the same period in 2004, an increase of $15.4 million, or 48%. This increase resulted from average total earning asset growth of $1.8 billion offsetting a decline in the net interest margin of five basis points. The banking segment’s non-interest income totaled $12.1 million in 2005, an increase of $4.7, or 63%, when compared to the 2004 total of $7.4 million. The increase in non-interest income is primarily a result of the impact of the recent acquisitions of WestAmerica and Guardian, Town Bank, Northview Bank and State Bank of The Lakes. The banking segment’s net income for the quarter ended March 31, 2005 totaled $15.1 million, an increase of $4.7 million, or 45%, as compared to the 2004 total of $10.5 million. The banking segment accounted for the majority of the Company’s total asset growth since March 31, 2004, increasing by $2.5 billion.

Net interest income for the premium finance segment totaled $10.9 million for the quarter ended March 31, 2005, a decrease of $2.1 million, or 16%, compared to the $13.0 million in 2004. This segment was negatively impacted by both competitive asset pricing pressures and higher variable funding costs over the last twelve months. The premium finance segment’s non-interest income totaled $1.8 million and $1.5 million for the quarters ended March 31, 2005, and 2004, respectively. Non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Consistent with Wintrust’s strategy to be asset-driven and the desire to maintain the loan-to-deposit ratio in the 85% to 95% range, Wintrust sold $146 million of excess premium finance receivables volume in the first quarter of 2005 and $90 million in the first quarter of 2004. Net after-tax profit of the premium finance segment totaled $6.0 million and $6.6 million for the quarters ended March 31, 2005 and 2004, respectively.

The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $942,000 in the first quarter of 2005 up $102,000 when compared to the $840,000 reported for the same period in 2004. Continued competitive pricing pressures in the temporary staffing industry have lowered the margins significantly in the past year. Increasing sales penetration helped offset the effects of the competitive pricing pressures, causing the administrative services revenues in the first quarter of 2005 to increase $73,000 over the first quarter of 2004. The segment’s net income was $394,000 in 2005 compared to $274,000 in 2004, reflecting both increases in net interest income and administrative services revenue.

The wealth management segment reported net interest income of $646,000 for the first quarter of 2005 compared to $1.4 million in the same quarter of 2004. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of a portion of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks. The allocated net interest income included in this segment’s profitability was $302,000 ($186,000 after tax) in the first quarter of 2005 and $1.1 million ($640,000 after tax) in the first quarter of 2004. Rising short-term interest rates, coupled with the flattening of the yield curve, have diminished the portion of the contribution from these funds allocated to the wealth management segment. This segment recorded non-interest income of $8.8 million for 2005 as compared to $9.5 million for 2004, a decrease of $649,000 or 7%. Wintrust is committed to growing the wealth management business in order to better service its customers and create a more diversified revenue stream. The decrease in total non-interest income in the first quarter of 2005 continues to reflect decreases in revenue from retail brokerage activity and increases from trust and asset management activities. The wealth management segment’s net income totaled a loss of $424,000 for 2005 compared to income of $575,000 for the first quarter of 2004.

FINANCIAL CONDITION

Total assets were $7.35 billion at March 31, 2005, representing an increase of $2.38 billion, or 48%, over $4.96 billion at March 31, 2004. Approximately $1.6 billion of the increase in total assets in this period is a result of the acquisitions of State Bank of The Lakes and First Northwest Bank in the first quarter of 2005, and of Northview Bank, Town Bank, WestAmerica and Guardian in 2004. Total assets at March 31, 2005, increased $926 million, or 59% on an annualized basis, since December 31, 2004. Total funding, which includes deposits, all notes and advances, including the Long-term Debt-Trust Preferred Securities, was $6.7 billion at March 31, 2005, representing an increase of $2.2 billion, or 50%, over the March 31, 2004 reported amounts. Approximately $1.3 billion of this increase in total funding relates to the companies acquired during the last twelve months. The balance of the increase in total funding was primarily utilized to fund internal growth in the loan portfolio and to provide additional liquidity to the Company on a temporary basis. Total funding at March 31, 2005, increased $818 million, or 56% on an annualized basis, since December 31, 2004. See Notes 3-7 of the Company’s unaudited consolidated financial statements on pages 6-9 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2005		December 31, 2004		March 31, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$2,657,906	42%	$2,384,334	42%	$1,686,182	37%
Home equity	602,109	9	574,473	10	475,869	11
Residential real estate (1)	378,800	6	348,450	6	206,126	5
Premium finance receivables	861,240	14	793,650	14	821,972	18
Indirect consumer loans	188,938	3	174,377	3	177,712	4
Tricom finance receivables	29,950	—	32,193	—	21,772	—
Other loans	103,206	2	93,074	2	65,456	1

Total loans, net of unearned income	$4,822,149	76%	$4,400,551	77%	$3,455,089	76%
Liquidity management assets	1,501,675	24	1,291,805	22	1,039,010	23
Other earning assets	34,119	—	33,794	1	37,034	1

Total average earning assets	$6,357,943	100%	$5,726,150	100%	$4,531,133	100%

Total average assets	$6,998,515		$6,241,045		$4,941,035

Total average earning assets to total average assets		91%		92%		92%

(1)	Includes mortgage loans held-for-sale.

Total average earning assets for the first quarter of 2005 increased $1.8 billion, or 40%, over the prior year first quarter and $632 million, or 45% on an annualized basis, over the fourth quarter of 2004. The ratio of total average earning assets as a percent of total average assets remained relatively consistent at 91% - 92% for each of the quarterly periods shown in the above table.

Loan growth continues to fuel the Company’s earning asset growth. Total average loans during the first quarter of 2005 increased $1.4 billion, or 40%, over the previous year first quarter. Average balances of commercial and commercial real estate loans increased 58%, residential real estate loans increased 84% and home equity loans increased 27%, as compared to the average balances in the first quarter of 2004. Average total loans increased $422 million, or 39% on an annualized basis, over the average balance in the fourth quarter of 2004. The acquisition of State Bank of The Lakes (effective January 1, 2005), contributed approximately $254 million to average total loans in the first quarter of 2005. The composition of the loan portfolio and earning asset base remained relatively consistent in the first quarter of 2005 compared to the fourth quarter of 2004.

At March 31, 2005, total loans (excluding mortgage loans held-for-sale) were $4.86 billion and mortgage loans held-for-sale were $133 million. Total loans at March 31, 2005, include $183 million of loans of First Northwest Bank, which was acquired on March 31, 2005. The loans of First Northwest Bank had no impact on the Company’s quarterly average loan balances and did not significantly impact the relative composition of the Company’s loan portfolio. See Note 4 of this report for a summary of period end loan balances.

Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on deposit inflows and outflows, the level of other funding sources and loan demand. See Note 3 of this report for a summary of period end balances of available-for-sale securities.

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

Deposits

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

			Three Months Ended

	March 31, 2005		December 31, 2004		March 31, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$535,201	10%	$482,160	10%	$357,434	9%
NOW accounts	645,501	12	572,941	11	414,946	10
Wealth management deposits	395,840	7	383,470	8	366,471	9
Money market accounts	642,802	11	621,732	12	475,363	12
Savings accounts	277,706	5	214,321	4	185,895	5
Time certificates of deposit	3,043,684	55	2,768,005	55	2,167,547	55

Total deposits	$5,540,734	100%	$5,042,629	100%	$3,967,656	100%

Total average deposits for the first quarter of 2005 were $5.54 billion, an increase of $1.6 billion, or 40%, over the first quarter of 2004 and an increase of $498 million, or 40% on an annualized basis, over the fourth quarter of 2004. State Bank of The Lakes, with an effective acquisition date of January 1, 2005, contributed approximately $381 million to average total deposits in the first quarter of 2005. The composition of the deposit base remained relatively consistent for the periods indicated.

Total deposits at March 31, 2005, were $5.93 billion and increased $1.86 billion, or 46%, compared to total deposits at March 31, 2004. Total deposits at March 31, 2005 include $222 million of deposits of First Northwest Bank which was acquired on March 31, 2005. The deposits of First Northwest Bank had no impact on the Company’s quarterly average balances and did not have a significant impact on the composition of the Company’s total deposits. See Note 5 of this report for a summary of period end deposit balances.

Wealth management deposits represent balances from brokerage customers of Wayne Hummer Investments and trust and asset management customers of Wayne Hummer Trust Company on deposit at the Company’s Banks. As noted in previous reports, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook efforts to migrate funds from the money market mutual fund managed by WHAMC into federally-insured deposit accounts at the Banks. The WHAMC money market mutual fund was liquidated in December 2003.

Other Funding Sources

Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, the Company uses several other funding sources to support its interest-earning asset growth. These sources include short-term borrowings, notes payable, Federal Home Loan Bank advances, subordinated notes, trust preferred securities, the issuance of equity securities as well as the retention of earnings.

Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $853 million in the first quarter of 2005, an increase of $339 million compared to the first quarter of 2004 average balance of $514 million, and an increase of $206 million compared to the fourth quarter 2004 average balance of $647 million.

The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Notes payable	$38,000	$1,403	$16,660
Federal Home Loan Bank advances	297,732	265,129	164,904

Other borrowings:
Federal funds purchased	41,738	58,825	27,354
Securities sold under repurchase agreements	216,430	105,325	141,912
Wayne Hummer Companies borrowings	—	—	10,604
Other	4,682	4,026	3,700

Total other borrowings	262,850	168,176	183,570

Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	204,527	162,561	98,582

Total other funding sources	$853,109	$647,269	$513,716

During the first quarter of 2005, the average balance of notes payable increased as the Company used its revolving loan agreement with an unaffiliated bank as a source of funds for the cash consideration paid in connection with the acquisitions of Antioch and FNBI. The majority of the increase was repaid before quarter end, and the balance of notes payable as of March 31, 2005 was $6 million.

During the first quarter of 2005, the Company increased its use of repurchase agreements as a low-rate funding source, resulting in an average balance of $216 million, but reduced such balances by quarter-end. As of March 31, 2005, securities sold under repurchase agreements totaled $146 million.

The Wayne Hummer Companies funding consists of demand obligations to third party banks that are used to finance securities purchased by customers on margin and securities owned by WHI, and demand obligations to brokers and clearing organizations. Borrowings to finance securities purchased by customers are collateralized with customer assets. During the third quarter of 2004, WHI began to borrow such funds from its parent company, North Shore Bank, and therefore these balances are now eliminated in the consolidation process.

Average other represents the Company’s interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies (which was paid in April 2005) and a mortgage related to Northbrook Bank’s Northfield branch premises.

The increase in average long-term debt — trust preferred securities in the first quarter of 2005 compared to the fourth quarter of 2004, primarily reflects the Company’s issuance of $51.55 million of related Debentures in December 2004.

See Notes 6 and 7 of this report for details of period end balances of these various funding sources.

There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2005 as compared to December 31, 2004.

Shareholders’ Equity

Total shareholders’ equity was $562.5 million at March 31, 2005 and increased $193.5 million since March 31, 2004 and $88.6 million since the end of 2004. Significant increases from December 31, 2004, include the retention of $12.4 million of earnings (net income of $15.0 million less dividends of $2.6 million), $55.9 million from the issuance of 1.0 million shares of common stock in partial settlement of the forward sale agreement the Company entered into in December 2004, $30.0 million from the issuance of 595,000 shares of the Company’s common stock in connection with business combinations and $3.8 million from the issuance of shares of the Company’s common stock pursuant to various stock compensation plans. Increases in unrealized net losses from available-for-sale securities and certain derivative instruments, net of tax, decreased shareholder’s equity $13.9 million in the first quarter of 2005 from December 31, 2004.

The annualized return on average equity for the three months ended March 31, 2005 was 12.68%, compared to 13.10% for the first three months of 2004 and 12.30% for the fourth quarter of 2004.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31,	December 31,		March 31,
	2005	2004		2004
Leverage ratio	8.4%	8.4%		8.5%
Tier 1 capital to risk-weighted assets	9.6	9.8		9.8
Total capital to risk-weighted assets	11.3	12.2		11.6
Total average equity-to-total average assets	6.9	7.2	*	7.2

*	based on 12-month average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0	4.0	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

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

In January 2005, Wintrust declared a semi-annual cash dividend of $0.12 per common share. In January 2004 and July 2004, the Company declared semi-annual cash dividends of $0.10 per common share. The dividend payout ratio (annualized) was 9.1% for the first quarter of 2005 and 9.2% for the first quarter of 2004. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.

ASSET QUALITY

Allowance for Loan Losses

The following table presents a summary of the activity in the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2005	2004
Balance at beginning of period	$34,227	$25,541

Provision for loan losses	1,231	2,564

Allowance acquired in business combinations	4,793	—

Charge-offs:
Commercial and commercial real estate loans	663	729
Home equity loans	—	—
Residential real estate loans	44	—
Consumer and other loans	47	146
Premium finance receivables	443	355
Indirect consumer loans	113	110
Tricom finance receivables	—	—

Total charge-offs	1,310	1,340

Recoveries:
Commercial and commercial real estate loans	197	140
Home equity loans	—	—
Residential real estate loans	—	—
Consumer and other loans	6	32
Premium finance receivables	140	103
Indirect consumer loans	53	43
Tricom finance receivables	—	—

Total recoveries	396	318

Net charge-offs	(914)	(1,022)

Balance at March 31	$39,337	$27,083

Annualized net charge-offs as a percentage of average:
Commercial and commercial real estate loans	0.07%	0.14%
Home equity loans	—	—
Residential real estate loans	0.05	—
Consumer and other loans	0.16	0.70
Premium finance receivables	0.14	0.12
Indirect consumer loans	0.13	0.15
Tricom finance receivables	—	—

Total loans, net of unearned income	0.08%	0.12%

Net charge-offs as a percentage of the provision for loan losses	74.25%	39.86%

Total loans, net of unearned income, at March 31	$4,858,724	$3,464,741

Allowance as a percentage of loans at period-end	0.81%	0.78%

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Loan quality is continually monitored by management and is reviewed by the Banks’ Boards of Directors and their Credit Committees on a monthly basis. Independent external reviews of the loan portfolio are provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision of loan losses, is determined based on management’s assessment of the adequacy of the allowance for loan losses. Management evaluates on a quarterly basis a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent and other potential problem loans, and economic conditions and trends in the market area in assessing the adequacy of the allowance for loan losses.

In 2004, the Company refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to specific loan portfolio groupings. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of Watch List loans and actual loss experience, industry concentration, geographical concentrations, levels of delinquencies, historical loss experience including an analysis of the seasoning of the loan portfolio, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors, including regulatory guidance and general economic conditions. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The methodology used in 2004 refined the process so that this element was calculated for each loan portfolio grouping. In prior years, this element of the allowance was associated with the loan portfolio as a whole rather than with a specific loan portfolio grouping. The Company reviews Watch List loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial, commercial real estate, residential real estate, home equity, premium finance receivables, indirect automobile, Tricom finance receivables and consumer. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.

The provision for loan losses totaled $1.2 million for the first quarter of 2005, a $1.4 million decrease from the prior year quarter of $2.6 million and a $47,000 decrease from the fourth quarter of 2004. For the quarter ended March 31, 2005 net charge-offs totaled $914,000, down from the $1.0 million of net charge-offs recorded in the same period of 2004 and in the fourth quarter of 2004. On a ratio basis, annualized net charge-offs as a percentage of average loans decreased to 0.08% in the first quarter of 2005 from 0.12% in the same period in 2004 and from 0.09% in the fourth quarter of 2004. The lower provision for loan losses in 2005 is primarily a result of a continuing low level of non-performing loans and a reduced level of net charge-offs of loans.

The increase in the allowance for loan losses of $5.1 million from December 31, 2004 to March 31, 2005, is primarily related to $4.8 million in allowance for loan losses from acquired institutions. The allowance for loan losses as a percentage of total loans was 0.81% at March 31, 2005, compared to 0.78% at March 31, 2004 and 0.79% at December 31, 2004. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio.

Past Due Loans and Non-performing Assets

The following table sets forth Wintrust’s non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$131	$—	$—
Commercial, consumer and other	1,989	715	614
Premium finance receivables	3,005	3,869	2,777
Indirect consumer loans	259	280	192
Tricom finance receivables	—	—	—

Total past due greater than 90 days and still accruing	5,384	4,864	3,583

Non-accrual loans:
Residential real estate and home equity	1,388	2,660	1,723
Commercial, consumer and other	9,968	3,550	8,210
Premium finance receivables	8,514	7,396	6,654
Indirect consumer loans	256	118	100
Tricom finance receivables	—	—	13

Total non-accrual	20,126	13,724	16,700

Total non-performing loans:
Residential real estate and home equity	1,519	2,660	1,723
Commercial, consumer and other	11,957	4,265	8,824
Premium finance receivables	11,519	11,265	9,431
Indirect consumer loans	515	398	292
Tricom finance receivables	—	—	13

Total non-performing loans	25,510	18,588	20,283

Other real estate owned	56	—	390

Total non-performing assets	$25,566	$18,588	$20,673

Total non-performing loans by category as a percent of its own respective category:
Residential real estate and home equity	0.17%	0.32%	0.26%
Commercial, consumer and other	0.41	0.17	0.48
Premium finance receivables	1.50	1.46	1.20
Indirect consumer loans	0.27	0.23	0.16
Tricom finance receivables	—	—	0.06

Total non-performing loans	0.53%	0.43%	0.59%

Total non-performing assets as a percentage of total assets	0.35%	0.29%	0.42%

Allowance for loan losses as a percentage of non-performing loans	154.20%	184.13%	133.53%

Non-performing Residential Real Estate and Home Equity

The non-performing residential real estate and home equity loans totaled $1.5 million at March 31, 2005. The balance declined $1.1 million from December 31, 2004. Each non-performing credit is well secured and in the process of collection. Management does not expect any material losses from the resolution of any of the credits in this category.

Non-performing Commercial, Consumer and Other

The commercial, consumer and other non-performing loan category totaled $12.0 million as of March 31, 2005. The balance in this category increased $7.7 million from December 31, 2004. Of this increase, $3.1 million was attributable to the 2005 acquisitions of State Bank of The Lakes and First Northwest Bank. Management does not expect any material losses from the resolution of any of the relatively small number of credits in this category.

Non-performing Premium Finance Receivables

The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Non-performing premium finance receivables	$11,519	$11,265	$9,431
- as a percent of premium finance receivables outstanding	1.50%	1.46%	1.20%

Net charge-offs of premium finance receivables	$303	$230	$252
- annualized as a percent of average premium finance receivables	0.14%	0.12%	0.12%

The level of non-performing premium finance receivables as a percent of total premium finance receivables is higher than the prior year-end level and the level reported at March 31, 2004. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.

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

Non-performing Indirect Consumer Loans

Total non-performing indirect consumer loans were $515,000 at March 31, 2005, compared to $292,000 at March 31, 2004 and $398,000 at December 31, 2004. The ratio of these non-performing loans to total indirect consumer loans was 0.27% at March 31, 2005, compared to 0.16% at March 31, 2004 and 0.23% at December 31, 2004. As noted in the Allowance for Loan Losses table, net charge-offs as a percent of total indirect consumer loans were 0.13% for the quarter ended March 31, 2005 compared to 0.15% in the same period in 2004. The level of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.

Credit Quality Review Procedures

The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List. The principal amount of loans on the Company’s Watch List (exclusive of those loans reported as non-performing) as of March 31, 2005, December 31, 2004 and March 31, 2004 totaled $68.8 million, $62.6 million and $29.9 million, respectively. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisition of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•	The level of reported net income, return on average assets and return on average equity for the Company will in the near term continue to be impacted by start-up costs associated with de novo bank formations, branch openings, bank acquisitions and expanded wealth management services. De novo banks typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. Similarly, the expansion of wealth management services will depend on the successful integration of these businesses into the Company’s banking locations.

•	The Company’s success to date has been and will continue to be strongly influenced by its ability to attract and retain senior management experienced in banking and financial services.

•	Although management believes the allowance for loan losses is adequate to absorb losses inherent in the existing portfolio of loans and leases, there can be no assurance that the allowance will prove sufficient to cover actual loan or lease losses.

•	If market interest rates should move contrary to the Company’s gap position on interest earning assets and interest bearing liabilities, the “gap” will work against the Company and its net interest income may be negatively affected.

•	The financial services business is highly competitive which may affect the pricing of the Company’s loan and deposit products as well as its services.

•	The Company’s ability to adapt successfully to technological changes will affect its ability to compete effectively in the marketplace.

•	Future events may cause slower than anticipated development and growth of the Tricom business should the temporary staffing industry experience slowness.

•	Changes in the economic environment, competition, or other factors, may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and the pricing of loans and deposits and may affect the Company’s ability to successfully pursue acquisition and expansion strategies.

•	The conditions in the financial markets and economic conditions generally, as well as unforeseen future events surrounding the wealth management business, including competition and related pricing of brokerage, trust and asset management products.

•	Unexpected difficulties or unanticipated developments related to the integration of WestAmerica and Guardian with the Company.

•	Unexpected difficulties or unanticipated developments related to the Company’s newest de novo bank, Beverly Bank.

•	Unexpected difficulties or unanticipated developments related to the integration of Northview Financial Corporation, Town Bankshares, Ltd., Antioch Holding Company, First Northwest Bancorp, Inc., and each of their subsidiaries with the Company.

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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of March 31, 2005:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$70,339	—	—	—	70,339
Interest-bearing deposits with banks	6,108	—	—	—	6,108
Available-for-sale securities	131,751	272,562	533,884	600,236	1,538,433

Total liquidity management assets	208,198	272,562	533,884	600,236	1,614,880
Loans, net of unearned income (1)	3,310,604	751,128	812,079	118,044	4,991,855
Other earning assets	33,100	—	—	—	33,100

Total earning assets	3,551,902	1,023,690	1,345,963	718,280	6,639,835
Other non-earning assets	—	—	—	705,704	705,704

Total assets (RSA)	$3,551,902	1,023,690	1,345,963	1,423,984	7,345,539

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$2,738,076	1,347,487	1,242,396	16,298	5,344,257
Federal Home Loan Bank advances	173	33,758	118,685	184,349	336,965
Notes payable and other borrowings	160,991	—	—	—	160,991
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt — Trust Preferred Securities	150,966	—	6,368	52,125	209,459

Total interest-bearing liabilities	3,100,206	1,381,245	1,367,449	252,772	6,101,672
Demand deposits	—	—	—	581,828	581,828
Other liabilities	—	—	—	99,512	99,512
Shareholders’ equity	—	—	—	562,527	562,527

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(160,000)	—	10,000	150,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$2,971,256	1,381,245	1,377,449	1,615,589	7,345,539

Repricing gap (RSA — RSL)	$580,646	(357,555)	(31,486)	(191,605)
Cumulative repricing gap	$580,646	223,091	191,605	—

Cumulative RSA/Cumulative RSL	120%	105%	103%
Cumulative RSA/Total assets	48%	62%	81%
Cumulative RSL/Total assets	40%	59%	78%
Cumulative GAP/Total assets	8%	3%	3%
Cumulative GAP/Cumulative RSA	16%	5%	3%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.

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

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 2005, December 31, 2004 and March 31, 2004, is as follows:

	+ 200 Basis	- 200 Basis
	Points	Points

Percentage change in net interest income due to an instantaneous 200 basis point permanent parallel shift in the yield curve:

March 31, 2005	4.3%	(5.2)%
December 31, 2004	7.4%	(10.3)%
March 31, 2004	9.8%	(30.8)%

Due to the low rate environment at December 31, 2004 and March 31, 2004, the 200 basis point instantaneous permanent downward parallel shift in the yield curve impacted a majority of the rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits were already at their floor, or repriced downward significantly less than 200 basis points.

These results are based solely on a an instantaneous permanent parallel shift in the yield curve and do not reflect the net interest income sensitivity that may arise from other factors, such as changes in the shape of the yield curve or the change in spread between key market rates. The above results are conservative estimates due to the fact that no management actions to mitigate potential changes in net interest income are included in this simulation process. These management actions could include, but would not be limited to, delaying a change in deposit rates, extending the maturities of liabilities, the use of derivative financial instruments, changing the pricing characteristics of loans or modifying the growth rate of certain types of assets or liabilities.

One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During the first quarter of 2005, the Company entered into four interest rate swap agreements with an aggregate notional amount of $135 million that effectively converted $135 million of the Debentures related to the long-term debt — trust preferred securities from variable-rates to fixed rates ranging from 5.68% to 6.71%. Similarly, in the fourth quarter of 2002, the Company entered into two interest rate swap contracts. A $25 million notional principal amount swap was entered into to convert a $25 million newly issued subordinated note from variable-rate to fixed-rate. The swap matures in 2012, and the notional principal amount is reduced $5.0 million annually, beginning in 2008, to match the principal reductions on the subordinated note. Additionally, a $31.05 million interest rate swap contract was entered into in 2002 to effectively convert the Debentures related to the Company’s 9% fixed rate Trust Preferred Securities to a variable-rate. Each interest rate swap that hedges Debentures related to the Company’s long-term debt — trust-preferred securities provides the counterparty with a call option that mirrors the call options in the underlying securities. All of the Company’s interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133.

During the first quarter of 2005, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of an asset-sensitive balance sheet in a falling rate environment and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2005.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No shares were repurchased in the first quarter of 2005. As of March 31, 2005, 85,950 shares may yet be repurchased under the Program.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

(a) The following information is provided in response to Item 1.01 of Form 8-K, Entry into a Material Definitive Agreement, in lieu of a separate filing of Form 8-K:

     On May 9, 2005, the Company extended the maturity date of a portion of its $51.0 million revolving loan agreement with LaSalle Bank National Association (the “Agreement”) to June 1, 2005. At March 31, 2005, the total amount of the Agreement is $51.0 million, comprised of a $25.0 million revolving note that matured on May 1, 2005 (which had no outstanding balance at March 31, 2005), a $25.0 million revolving note that matures on February 27, 2006 (which had no outstanding balance at March 31, 2005), and a $1.0 million note that matures on May 1, 2013. Interest is payable quarterly and calculated at a floating rate equal to, at the Company’s option, either the lender’s prime rate or LIBOR plus 140 basis points. At March 31, 2005, the interest rate on the notes payable was 4.31%.

     The Agreement is secured by the stock of all the Company’s banking subsidiaries other than Advantage National Bank, Village Bank & Trust – Arlington Heights, Beverly Bank & Trust, N.A., Wheaton Bank & Trust and Town Bank, and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2005, the Company is in compliance with all debt covenants.

Item 6: Exhibits.

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement (No. 333-18699) filed with the Securities and Exchange Commission on December 24, 1996).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended March 31, 2003).

4.1	Rights Agreement between Wintrust Financial Corporation and Illinois Stock Transfer Company, as Rights Agent, dated July 28, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A Registration Statement (No. 000-21923) filed with the Securities and Exchange Commission on August 28, 1998).

4.2	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Second amendment to Second Amended and Restated loan Agreement between Wintrust Financial Corporation and Lasalle Bank National Association, dated May 1, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date: May 10, 2005	/s/ DAVID L. STOEHR

David L. Stoehr Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)