Form 10-Q
period 2005-06-30
WINTRUST FINANCIAL CORP
filed 2005-08-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Common Stock — no par value, 23,678,038 shares, as of August 4, 2005

Page
PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements	1-16

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17-45

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	46-48

ITEM 4. Controls and Procedures	49

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings.	NA

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

ITEM 3. Defaults Upon Senior Securities.	NA

ITEM 4. Submission of Matters to a Vote of Security Holders	50-51

ITEM 5. Other Information.	NA

ITEM 6. Exhibits	52

Signatures	53
Amended and Restated Articles of Incorporation
Articles of Amendment of Amended and Restated Articles of Incorporation
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands)	2005	2004	2004

Assets
Cash and due from banks	$212,419	$128,166	$100,829
Federal funds sold and securities purchased under resale agreements	355,382	47,860	75,409
Interest bearing deposits with banks	5,034	4,961	3,849
Available-for-sale securities, at fair value	924,616	1,343,477	993,485
Trading account securities	2,815	3,599	3,293
Brokerage customer receivables	29,212	31,847	37,338
Mortgage loans held-for-sale	142,798	104,709	83,806
Loans, net of unearned income	5,023,087	4,348,346	3,695,551
Less: Allowance for loan losses	39,722	34,227	28,091

Net loans	4,983,365	4,314,119	3,667,460
Premises and equipment, net	228,550	185,926	167,077
Accrued interest receivable and other assets	669,599	129,702	131,050
Goodwill	195,827	113,461	59,378
Other intangible assets	19,376	11,221	3,205

Total assets	$7,768,993	$6,419,048	$5,326,179

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$638,843	$505,312	$415,339
Interest bearing	5,660,207	4,599,422	3,909,029

Total deposits	6,299,050	5,104,734	4,324,368

Notes payable	4,000	1,000	1,000
Federal Home Loan Bank advances	351,888	303,501	244,019
Other borrowings	152,401	201,924	56,457
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	210,135	204,489	139,587
Accrued interest payable and other liabilities	104,598	79,488	136,596

Total liabilities	7,172,072	5,945,136	4,952,027

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	23,568	21,729	20,485
Surplus	411,115	319,147	258,289
Common stock warrants	780	828	998
Retained earnings	169,134	139,566	114,368
Accumulated other comprehensive loss	(7,676)	(7,358)	(19,988)

Total shareholders’ equity	596,921	473,912	374,152

Total liabilities and shareholders’ equity	$7,768,993	$6,419,048	$5,326,179

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Interest income
Interest and fees on loans	$80,890	$50,995	$153,169	$99,445
Interest bearing deposits with banks	44	12	72	38
Federal funds sold and securities purchased under resale agreements	351	263	501	414
Securities	16,921	8,924	31,350	18,702
Trading account securities	24	39	46	74
Brokerage customer receivables	447	320	861	634

Total interest income	98,677	60,553	185,999	119,307

Interest expense
Interest on deposits	36,288	19,136	65,259	36,865
Interest on Federal Home Loan Bank advances	3,048	1,945	5,617	3,566
Interest on notes payable and other borrowings	905	384	2,684	1,130
Interest on subordinated notes	819	705	1,601	1,407
Interest on long-term debt — trust preferred securities	3,765	1,663	6,999	3,111

Total interest expense	44,825	23,833	82,160	46,079

Net interest income	53,852	36,720	103,839	73,228
Provision for loan losses	1,294	1,198	2,525	3,762

Net interest income after provision for loan losses	52,558	35,522	101,314	69,466

Non-interest income
Wealth management fees	7,817	8,023	15,761	16,496
Mortgage banking revenue	5,555	4,966	12,083	7,256
Service charges on deposit accounts	1,594	973	2,933	1,946
Gain on sales of premium finance receivables	1,726	2,064	3,382	3,539
Administrative services revenue	1,124	945	2,138	1,887
Net available-for-sale securities gains	978	1	978	853
Other	4,567	4,523	9,322	8,204

Total non-interest income	23,361	21,495	46,597	40,181

Non-interest expense
Salaries and employee benefits	29,181	22,294	58,644	43,073
Equipment expense	2,977	2,182	5,726	4,351
Occupancy, net	3,862	2,319	7,701	4,497
Data processing	1,743	1,350	3,458	2,652
Advertising and marketing	1,216	866	2,210	1,590
Professional fees	1,505	1,175	2,974	2,143
Amortization of other intangible assets	869	193	1,625	393
Other	7,663	7,007	14,982	12,944

Total non-interest expense	49,016	37,386	97,320	71,643

Income before income taxes	26,903	19,631	50,591	38,004
Income tax expense	9,731	7,138	18,407	13,917

Net income	$17,172	$12,493	$32,184	$24,087

Net income per common share — Basic	$0.73	$0.61	$1.42	$1.19

Net income per common share — Diluted	$0.70	$0.58	$1.35	$1.12

Cash dividends declared per common share	$—	$—	$0.12	$0.10

Weighted average common shares outstanding	23,504	20,358	22,672	20,250
Dilutive potential common shares	1,125	1,300	1,166	1,314

Average common shares and dilutive common shares	24,629	21,658	23,838	21,564

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Compre-						Compre-
	hensive			Common			hensive	Total
(In thousands)	Income	Common		Stock	Treasury	Retained	Income	Shareholders’
	(Loss)	Stock	Surplus	Warrants	Stock	Earnings	(Loss)	Equity

Balance at December 31, 2003		$20,066	$243,626	$1,012	$—	$92,301	$(7,168)	$349,837

Comprehensive income:
Net income	$24,087	—	—	—	—	24,087	—	24,087
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(13,338)	—	—	—	—	—	(13,338)	(13,338)
Unrealized gains on derivative instruments	518	—	—	—	—	—	518	518

Comprehensive income	$11,267

Cash dividends declared		—	—	—	—	(2,020)	—	(2,020)

Common stock issued for:
Business combinations		184	8,488	—	—	—	—	8,672
Exercise of common stock warrants		48	443	(14)	—	—	—	477
Director compensation plan		5	168	—	—	—	—	173
Employee stock purchase plan and exercises of stock options		155	4,656	—	—	—	—	4,811
Restricted stock awards		27	908	—	—	—	—	935

Balance at June 30, 2004		$20,485	$258,289	$998	$—	$114,368	$(19,988)	$374,152

Balance at December 31, 2004		$21,729	$319,147	$828	$—	$139,566	$(7,358)	$473,912

Comprehensive income:
Net income	$32,184	—	—	—	—	32,184	—	32,184
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	3,239	—	—	—	—	—	3,239	3,239
Unrealized losses on derivative instruments	(3,557)	—	—	—	—	—	(3,557)	(3,557)

Comprehensive income	$31,866

Cash dividends declared		—	—	—	—	(2,616)	—	(2,616)

Common stock issued for:
New issuance, net of costs		1,000	54,872	—	—	—	—	55,872
Business combinations		598	29,834	—	—	—	—	30,432
Exercise of common stock warrants		3	136	(48)	—	—	—	91
Director compensation plan		8	310	—	—	—	—	318
Employee stock purchase plan and exercises of stock options		211	5,984	—	—	—	—	6,195
Restricted stock awards		19	832	—	—	—	—	851

Balance at June 30, 2005		$23,568	$411,115	$780	$—	$169,134	$(7,676)	$596,921

	Six Months Ended June 30,
	2005	2004
Disclosure of reclassification amount and income tax impact:
Unrealized holding gains (losses) on available for sale securities during the period, net	$6,250	$(21,239)
Unrealized holding (losses) gains on derivative instruments arising during the period, net	(5,760)	818
Less: Reclassification adjustment for gains included in net income, net	978	(853)
Less: Income tax benefit	(170)	(8,454)

Net unrealized losses on available-for-sale securities and derivative instruments	$(318)	$(12,820)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2005	2004

Operating Activities:
Net income	$32,184	$24,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,525	3,762
Depreciation and amortization	6,685	4,789
Tax benefit from exercises of stock options	2,449	2,624
Net amortization of premium on securities	2,856	957
Originations and purchases of mortgage loans held-for-sale	(1,057,767)	(591,678)
Proceeds from sales of mortgage loans held-for-sale	1,026,272	657,511
Decrease in trading securities, net	784	376
Net decrease (increase) in brokerage customer receivables	2,635	(3,426)
Gain on mortgage loans sold	(6,374)	(5,371)
Gain on sales of premium finance receivables	(3,382)	(3,539)
Gains on sales of available-for-sale securities, net	(978)	(853)
Loss (gain) on sales of premises and equipment, net	42	(561)
(Increase) decrease in accrued interest receivable and other assets, net	16,676	4,565
Increase (decrease) in accrued interest payable and other liabilities, net	8,702	(6,614)

Net Cash Provided by Operating Activities	33,309	86,629

Investing Activities:
Proceeds from maturities of available-for-sale securities	63,004	119,390
Proceeds from sales of available-for-sale securities	485,719	413,031
Purchases of available-for-sale securities	(448,922)	(638,089)
Proceeds from sales of premium finance receivables	284,415	225,720
Net cash paid for acquisitions	(78,644)	(10,056)
Net decrease in interest-bearing deposits with banks	15	2,379
Net increase in loans	(536,558)	(622,969)
Purchases of premises and equipment, net	(21,451)	(14,132)

Net Cash Used for Investing Activities	(252,422)	(524,726)

Financing Activities:
Increase in deposit accounts	607,645	448,124
Decrease in other borrowings, net	(77,150)	(117,982)
Decrease in notes payable, net	(2,000)	(25,000)
Increase in Federal Home Loan Bank advances, net	25,300	100,000
Proceeds from issuance of trust preferred securities, net	—	40,000
Issuance of common stock, net of issuance costs	55,872	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,837	2,664
Dividends paid	(2,616)	(2,020)

Net Cash Provided by Financing Activities	610,888	445,786

Net Increase in Cash and Cash Equivalents	391,775	7,689
Cash and Cash Equivalents at Beginning of Period	176,026	168,549

Cash and Cash Equivalents at End of Period	$567,801	$176,238

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
As of June 30, 2005, Wintrust had 13 wholly-owned bank subsidiaries (collectively, “Banks”), eight of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), and Beverly Bank & Trust, N.A. (“Beverly Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005 and First Northwest Bank on March 31, 2005. In December 2004, Northview Bank’s two Northfield locations became branches of Northbrook Bank, its Mundelein location became a branch of Libertyville Bank and its Wheaton location was renamed Wheaton Bank & Trust (“Wheaton Bank”). In May 2005, First Northwest Bank was merged into Village Bank.
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
The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at each of the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998 and formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments, LLC (“Focused”) is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, as well as the Wayne Hummer Growth Fund in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. WHI, WHAMC and Focused were acquired in 2002, and are collectively referred to as the “Wayne Hummer Companies”. In February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC
In May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and its affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank. On September 30, 2004, in connection with the acquisition of Northview Financial Corporation, the Company also acquired Northview Mortgage, LLC, a mortgage broker, which operates as a subsidiary of Wintrust.
Wintrust Information Technology Services Company provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2004. Operating results reported for the three-month and year-to-date periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management currently views the determination of the allowance for loan losses, the valuation of the retained interest in the premium finance receivables sold and the valuations required for impairment testing of goodwill as the accounting areas that require the most subjective and complex judgments, and as such, variances from estimates in such areas are more likely to impact the financial statements.
(2) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold and securities purchased under resale agreements with original maturities of 90 days or less.
(3) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2005		December 31, 2004		June 30, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$38,586	$38,050	$142,455	$140,707	$61,026	$57,227
U.S. Government agencies	438,077	435,055	550,524	545,887	311,475	307,127
Municipal	52,229	52,073	25,481	25,412	14,517	14,404
Corporate notes and other debt	8,454	8,347	8,455	8,329	12,421	12,336
Mortgage-backed	296,371	293,534	539,074	533,726	541,327	516,239
Federal Reserve/FHLB stock and other equity securities	97,427	97,557	89,286	89,416	85,398	86,152

Total available-for-sale securities	$931,144	$924,616	$1,355,275	$1,343,477	$1,026,164	$993,485

(4) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2004	2004
Balance:
Commercial and commercial real estate	$2,978,816	$2,465,852	$1,943,236
Home equity	634,607	574,668	491,661
Residential real estate	274,459	248,118	185,770
Premium finance receivables	793,153	770,792	790,877
Indirect consumer loans	192,311	171,926	179,759
Tricom finance receivables	39,886	29,730	28,406
Other loans	109,855	87,260	75,842

Total loans, net of unearned income	$5,023,087	$4,348,346	$3,695,551

Mix:
Commercial and commercial real estate	59%	57%	53%
Home equity	13	13	13
Residential real estate	5	5	5
Premium finance receivables	16	18	21
Indirect consumer loans	4	4	5
Tricom finance receivables	1	1	1
Other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $18.8 million at June 30, 2005, $16.9 million at December 31, 2004 and $13.4 million at June 30, 2004. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $2.3 million at June 30, 2005, $1.7 million at December 31, 2004 and $2.3 million at June 30, 2004.
(5) Deposits
The following table is a summary of deposits as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2004	2004
Balance:
Non-interest bearing	$638,843	$505,312	$415,339
NOW accounts	729,083	586,583	467,143
Wealth management deposits	404,721	390,129	333,572
Money market accounts	677,180	608,037	522,210
Savings accounts	309,859	215,697	195,163
Time certificates of deposit	3,539,364	2,798,976	2,390,941

Total deposits	$6,299,050	$5,104,734	$4,324,368

Mix:
Non-interest bearing	10%	10%	10%
NOW accounts	12	11	11
Wealth management deposits	6	8	8
Money market accounts	11	12	12
Savings accounts	5	4	4
Time certificates of deposit	56	55	55

Total deposits	100%	100%	100%

Wealth management deposits represent FDIC-insured deposits at the Banks from brokerage customers of WHI and trust and asset management customers of WHTC.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes:
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2004	2004
Notes payable	$4,000	$1,000	$1,000
Federal Home Loan Bank advances	351,888	303,501	244,019

Other borrowings:
Federal funds purchased	1,923	78,576	250
Securities sold under repurchase agreements	148,203	118,669	37,114
Wayne Hummer Companies funding	—	—	16,693
Other	2,275	4,679	2,400

Total other borrowings	152,401	201,924	56,457

Subordinated notes	50,000	50,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$558,289	$556,425	$351,476

The notes payable balance consists of $4.0 million of notes payable on a revolving loan agreement with an unaffiliated bank. The total amount of the agreement is $51.0 million, comprised of a $25.0 million revolving note that matured June 1, 2005, a $25.0 million note that matures in February 2006 and a $1.0 million note that matures in May 2013. The note that matured on June 1, 2005 is in the process of being renegotiated.
Securities sold under repurchase agreements represent short-term borrowings from brokers as well as sweep accounts in connection with master repurchase agreements at the Banks.
At June 30, 2005, other includes a $2.0 million mortgage which matures on June 1, 2006, related to the Company’s Northfield banking office.
On August 2, 2005, the Company entered into an agreement which is effective as of June 7, 2005, with the holder of the two $25.0 million subordinated notes to lower the interest rates payable on each note from LIBOR plus 2.60% to LIBOR plus 1.60%. The subordinated notes were issued in October 2002 and April 2003, and require annual principal payments of $5.0 million beginning after the sixth year, with final maturities in 2012 and 2013. The Company may redeem the subordinated notes at any time prior to maturity.
(7) Long-term Debt — Trust Preferred Securities
As of June 30, 2005 the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust I, Wintrust Trust Capital II, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Long-term debt — trust preferred securities” and the Common Securities are included in available-for-sale securities in the Company’s Consolidated Statements of Condition.

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of June 30, 2005. The Debentures represent the par value of the obligations owed to the Trusts plus basis adjustments relating to a fair value hedge of Wintrust Capital Trust I and the unamortized fair value adjustments recognized at the acquisition dates for the Northview, Town and First Northwest obligations.
(Dollars in thousands)

				Earliest
	Trust Preferred		Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Date
Wintrust Capital Trust I	$31,050	$32,224	09/30/28	09/30/03
Wintrust Capital Trust II	20,000	20,619	06/30/30	06/30/05
Wintrust Capital Trust III	25,000	25,774	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/08/33	12/31/08
Wintrust Statutory Trust V	40,000	41,238	05/11/34	06/30/09
Wintrust Capital Trust VII	50,000	51,550	03/15/35	03/15/10
Northview Capital Trust I	6,000	6,355	11/08/33	08/08/08
Town Bankshares Capital Trust I	6,000	6,396	11/08/33	08/08/08
First Northwest Capital Trust I	5,000	5,360	05/31/34	05/31/09

Total		$210,135

The Company entered into several interest rate swap contracts to hedge the interest rates on the Debentures. As of June 30, 2005, approximately $166 million of the Debentures effectively had fixed rates of interest and approximately $43 million of the Debentures effectively had variable rates of interest. In the first quarter of 2005, interest rate swaps with a total notional amount of $135 million were entered into to effectively change the rates on several of the Debentures from variable rates to fixed rates, resulting in an increase in the average rate on the Debentures in the near term. The average effective rate on the Debentures in the second quarter of 2005 was 7.11%, compared to 6.33% in the first quarter of 2005 and 5.71% in the fourth quarter of 2004.
On July 15, 2005, the Company announced that all of the $20.0 million of trust-preferred securities issued by Wintrust Capital Trust II will be redeemed on August 16, 2005, at par value. Concurrently, the Company will redeem the Debentures issued to Wintrust Capital Trust II. The interest rate on these Debentures is 10.5%. On August 2, 2005, the Company, through Wintrust Capital Trust VIII, issued $40.0 million of floating rate trust-preferred securities at a rate of LIBOR plus 1.45%, with an initial rate of 5.15%. The proceeds from this new issuance will be used in part to fund the redemption of Wintrust Capital Trust II.
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
The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period, the aggregate amount of the trust preferred securities and certain other capital elements will retain their current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess on the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at June 30, 2005, the Company would still be considered well-capitalized under regulatory capital guidelines.

(8) Segment Information
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the Banking segment on deposits balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.) The following table presents a summary of certain operating information for each reportable segment for the three months ended for the periods shown:

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$52,458	$32,633	$19,825	60.8%
Premium finance	10,160	12,652	(2,492)	(19.7)
Tricom	987	909	78	8.6
Wealth management	418	1,838	(887)	(68.0)
Parent and inter-segment eliminations	(10,171)	(11,312)	608	5.6

Total net interest income	$53,852	$36,720	$17,132	46.7%

Non-interest income:
Banking	$12,305	$10,070	$2,235	22.2%
Premium finance	1,881	2,063	(182)	(8.8)
Tricom	1,124	945	179	18.9
Wealth management	9,291	8,394	364	4.1
Parent and inter-segment eliminations	(1,240)	23	(730)	(143.1)

Total non-interest income	$23,361	$21,495	$1,866	8.7%

Segment profit (loss):
Banking	$17,378	$11,058	$6,320	57.2%
Premium finance	5,619	6,776	(1,158)	(17.1)
Tricom	407	336	71	21.1
Wealth management	(264)	160	(424)	(265.0)
Parent and inter-segment eliminations	(5,968)	(5,837)	(130)	(2.2)

Total segment profit	$17,172	$12,493	$4,679	37.5%

Segment assets:
Banking	$7,613,019	$5,211,514	$2,401,505	46.1%
Premium finance	809,976	800,454	9,522	1.2
Tricom	54,523	43,689	10,834	24.8
Wealth management	65,154	80,093	(14,939)	(18.7)
Parent and inter-segment eliminations	(773,679)	(809,571)	35,892	4.4

Total segment assets	$7,768,993	$5,326,179	$2,442,814	45.9%

The following table presents a summary of certain operating information for each reportable segment for six months ended for the period shown:

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$100,403	$65,135	$35,268	54.1%
Premium finance	21,087	25,679	(4,592)	(17.9)
Tricom	1,929	1,749	180	10.3
Wealth management	1,064	2,674	(1,610)	(60.2)
Parent and inter-segment eliminations	(20,644)	(22,009)	1,365	(6.2)

Total net interest income	$103,839	$73,228	$30,611	41.8%

Non-interest income:
Banking	$24,429	$17,504	$6,925	39.6%
Premium finance	3,692	3,538	154	4.4
Tricom	2,139	1,887	252	13.4
Wealth management	18,107	18,392	(285)	(1.5)
Parent and inter-segment eliminations	(1,770)	77	(630)	(55.3)

Total non-interest income	$46,597	$40,181	$6,416	16.0%

Segment profit (loss):
Banking	$32,521	$21,518	$11,003	51.1%
Premium finance	11,643	13,405	(1,763)	(13.2)
Tricom	801	610	191	31.3
Wealth management	(688)	735	(1,423)	(193.6)
Parent and inter-segment eliminations	(12,093)	(12,181)	88	0.7

Total segment profit	$32,184	$24,087	$8,097	33.6%

9) Derivative Financial Instruments
Management uses derivative financial instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The instruments that have been used by the Company include interest rate swaps and interest rate caps with indices that relate to the pricing of specific liabilities and covered call and put options that relate to specific investment securities. In addition, interest rate lock commitments provided to customers for the origination of mortgage loans that will be sold into the secondary market as well as forward agreements the Company enters into to sell such loans to protect itself against adverse changes in interest rates are deemed to be derivative instruments.
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
The following table provides summary information related to the interest rate swaps used by the Company for interest rate risk management and designated as accounting hedges as of dates indicated (in thousands):

			June 30, 2005		December 31, 2004
		Maturity	Notional	Fair	Notional	Fair
Hedged Instrument	Type of Hedge	Date	Amount	Value	Amount	Value
Subordinated note	Cash Flow	10/29/2012	$25,000	$(179)	$25,000	$(215)
Trust preferred securities	Fair Value	09/30/2028	31,050	214	31,050	(129)
Trust preferred securities	Cash Flow	04/07/2033	25,000	(798)	—	—
Trust preferred securities	Cash Flow	12/08/2033	20,000	(862)	—	—
Trust preferred securities	Cash Flow	05/11/2034	40,000	(1,840)	—	—
Trust preferred securities	Cash Flow	03/15/2035	50,000	(2,293)	—	—

			$191,050	$(5,758)	$56,050	$(344)

The interest rate swaps hedging the trust-preferred securities provide the counterparties with a call option that mirrors the call options in the respective trust-preferred securities. Similarly, the interest rate swap hedging the subordinated note provides for annual reductions of $5.0 million of the notional amount to coincide with the terms of the subordinated note.
All of the interest rate derivatives designated as hedges in SFAS 133 relationships were considered highly effective during the three months ending June 30, 2005, and none of the changes in fair value of these derivatives was attributed to hedge ineffectiveness.
The Company had no interest rate cap contracts outstanding at June 30, 2005, December 31, 2004 or June 30, 2004.
Derivatives Not Designated as Hedges
The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated in a SFAS 133 hedge relationship. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At June 30, 2005, the Company had approximately $208 million of interest rate lock commitments and $350 million of forward commitments for the future delivery of residential mortgage loans. The fair value of the interest rate locks was reflected by a derivative asset of approximately $486,000, and the fair value of the forward commitments was reflected by a derivative liability of approximately $705,000. The fair values were estimated based on changes in mortgage rates from the date of the commitments. Changes in the fair value of these mortgage banking derivatives is included in mortgage banking revenue.
In addition the Company periodically sells options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios. These covered call option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These covered call options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are reported in non-interest income.
There were no covered call options outstanding as of June 30, 2005, December 31, 2004 or June 30, 2004.

(10) Business Combinations
The Company completed two business combinations in the first quarter of 2005 and four business combinations in 2004. All were accounted under the purchase method of accounting; thus, the results of operations prior to their respective effective dates were not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles and other purchase adjustments were recorded upon the completion of each acquisition.
On March 31, 2005, Wintrust completed the acquisition of First Northwest Bancorp, Inc. (“FNBI”) and its wholly-owned subsidiary, First Northwest Bank. FNBI was acquired for a total purchase price of $44.7 million, consisting of $14.5 million cash, the issuance of 595,123 shares of Wintrust’s common stock (then valued at $30.0 million) and vested stock options valued at $238,000. FNBI’s results of operations have been included in Wintrust’s results of operations since April 1, 2005.
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

(11) Goodwill and Other Intangible Assets
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
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	June 30,
(Dollars in thousands)	2005	Acquired	Losses	2005
Banking	$91,011	$82,219	$—	$173,230
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	13,492	147	—	13,639
Parent and other	—	—	—	—

Total	$113,461	$82,366	$—	$195,827

The goodwill acquired in the first six months of 2005 relates to $53.8 million recorded in connection with the acquisition of Antioch and $28.4 million in connection with the acquisition of FNBI, offset by a net reduction in goodwill of approximately $49,000 related to adjustments of prior estimates of fair values associated with 2004 acquisitions of Guardian Real Estate Services, Inc., Northview Financial Corporation and Town Bankshares.
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
At June 30, 2005 and 2004, Wintrust had $19.4 million and $3.2 million, respectively, in unamortized finite-lived intangible assets, classified on the Consolidated Statement of Condition as other intangible assets. These other intangible assets relate to the portion of the purchase price assigned to the value of core deposit intangibles in each of the bank acquisitions and to the value of customer lists in the acquisitions of WHAMC and LFCM. Since June 30, 2004, $17.8 million of core deposit intangibles were booked in connection with the four bank acquisitions completed during the last twelve months. Core deposit intangibles and wealth management customer lists accounted for $18.0 million and $1.4 million, respectively, of the other intangible assets as of June 30, 2005. Core deposit intangibles are being amortized on an accelerated basis over ten-year periods and the values assigned to the customer lists of LFCM and WHAMC are being amortized on an accelerated basis over seven years.
Estimated amortization expense on finite-lived intangible assets for the years ended 2005 through 2009 are as follows:

(Dollars in thousands)

Actual in 6 months ended June 30, 2005	$1,625
Estimated remaining in 2005	1,769
Estimated — 2006	2,956
Estimated — 2007	2,423
Estimated — 2008	2,033
Estimated — 2009	1,873

(12) Stock-Based Compensation Plans
The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans. APB 25 uses the intrinsic value method and provides that compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. The Company follows the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148), rather than the recognition provisions of SFAS 123, as allowed by the statement. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant.
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2005	2004	2005	2004
Net income
As reported	$17,172	$12,493	$32,184	$24,087
Compensation cost of stock options based on fair value, net of related tax effect	(771)	(538)	(1,500)	(1,065)

Pro forma	$16,401	$11,955	$30,684	$23,022

Earnings per share — Basic
As reported	$0.73	$0.61	$1.42	$1.19
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.02)	(0.07)	(0.05)

Pro forma	$0.70	$0.59	$1.35	$1.14

Earnings per share — Diluted
As reported	$0.70	$0.58	$1.35	$1.12
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.03)	(0.06)	(0.05)

Pro forma	$0.67	$0.55	$1.29	$1.07

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
Included in the determination of net income as reported is compensation expense related to restricted share awards of $570,000 ($352,000 net of tax) in the second quarter of 2005 and $181,000 ($112,000 net of tax) in the second quarter of 2004. For the six months ended June 30, 2005 and 2004, net income as reported included compensation expense related to restricted share awards of $1.1 million ($707,000 net of tax) and $355,000 ($218,000 net of tax), respectively.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In the first quarter of 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R.
Alternative phase-in methods are allowed under SFAS 123R, which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, Wintrust’s effective date for implementation of SFAS 123R is January 1, 2006. The Company plans to adopt the “modified prospective” method provided for in SFAS 123R, in which compensation cost is recognized for all equity awards granted after the effective date based on the requirements of SFAS 123R and, for all equity awards granted prior to the effective date that remain unvested on the effective date based on the requirements of SFAS 123. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeitured. As permitted by SFAS 123, the Company currently accounts for stock options granted to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share previously in this Note. Wintrust expects to adopt SFAS 123R on January 1, 2006.
(13) Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of weighted average outstanding stock options and restricted stock units.
The following table shows the computation of basic and diluted EPS for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income	$17,172	$12,493	$32,184	$24,087

Average common shares outstanding	23,504	20,358	22,672	20,250
Effect of dilutive potential common shares	1,125	1,300	1,166	1,314

Weighted average common shares and effect of dilutive potential common shares	24,629	21,658	23,838	21,564

Net income per common share:
Basic	$0.73	$0.61	$1.42	$1.19

Diluted	$0.70	$0.58	$1.35	$1.12

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2005, compared with December 31, 2004, and June 30, 2004, and the results of operations for the three and six-month periods ended June 30, 2005 and 2004 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company engaged in the business of providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and Southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
The Company’s community banking franchise consists of 13 community banks (the “Banks”) with 58 locations. The Company developed its banking franchise through the de novo organization of eight banks (41 locations) and the purchase of six banks, one of which was merged into another of our banks, with 17 locations. First Northwest Bank, with two banking locations, was acquired on March 31, 2005, and in May 2005, its charter was merged into Village Bank. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $7.77 billion in total assets at June 30, 2005 from $5.33 billion in total assets at June 30, 2004, an increase of 46%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its operating subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the year in which they joined Wintrust. Each of the Banks, except Beverly Bank, has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005

Following is a summary of the activity related to the expansion of the Company’s banking franchise since June 30, 2004:
2005 Banking Expansion Activity
•	New branch locations:
➢	Northwest Highway in Barrington, a branch of Barrington Bank

➢	Palatine Bank & Trust, a branch of Barrington Bank
•	Acquisitions:
➢	State Bank of The Lakes, with locations in Antioch, Lindenhurst, Grayslake, Spring Grove and McHenry

➢	First Northwest Bank, with two locations in Arlington Heights
•	Branch Closure:
➢	Wayne Hummer Bank (a convenience facility in WHI’s Chicago office), a branch of North Shore Bank
2004 Banking Expansion Activity
•	New branch locations:
➢	Lake Villa Community Bank, a branch of Libertyville Bank

➢	Sauganash, a branch of North Shore Community Bank
•	Acquisitions:
➢	Northview Bank, with two locations in Northfield (which became branches of Northbrook Bank), one location in Mundelein (which became a branch of Libertyville Bank) and one location in Wheaton (which was renamed Wheaton Bank & Trust)

➢	Town Bank, with locations in Delafield and Madison, Wisconsin
While committed to a continuing growth strategy, management’s ongoing focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the operating subsidiaries. One aspect of this strategy is to continue to pursue specialized earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks with significant market share and more established customer bases.
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $671 million in loan (premium finance receivables) volume in the second quarter of 2005, $1.4 billion in the first six months of 2005 and $1.3 billion in the first six months of 2004. Although business has increased in terms of the number of new loans originated, a softer market related to underlying insurance premiums charged by the insurance carriers has resulted in a lower average loan size in the first six months of 2005 as compared to the same period of last year. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued strong loan origination volume in 2005, FIFC sold approximately $138 million, or 21%, of the receivables generated in the second quarter of 2005 to an unrelated third party while retaining servicing rights. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios in 1999. The Company’s strategy is to maintain its average loan-to-deposit ratio in the range of 85-90% as well as to be asset-driven, achieving both of these objectives through the sale of premium finance receivables. During the second quarter of 2005, the Company’s average loan-to-deposit ratio was 83%, slightly below the target range. This was due to deposit growth at recently opened de novo locations exceeding expectations coupled with strong but slower loan origination growth. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.
As part of its continuing strategy to enhance and diversify its earning asset base and revenue stream, in May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with an enhanced loan origination and documentation system which allows each firm to better utilize existing operational capacity and improve the product offering for the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be retained by the Banks in their loan portfolios resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base. In connection with the Company’s acquisition of Northview Bank in September 2004, the Company also acquired Northview Mortgage, LLC, a mortgage broker. Mortgage banking activities are also performed by the Banks.
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
Wealth Management
Wintrust’s strategy also includes building and growing its wealth management business, which includes trust, investment, asset management and securities brokerage services marketed primarily under the Wayne Hummer name. In February 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprised of Wayne Hummer Investments LLC (“WHI”), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company “WHAMC”) and Focused Investments LLC (“Focused”), each based in the Chicago area. To further augment its wealth management business, in February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor. LFCM was merged into WHAMC.
WHI, a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin. As of June 30, 2005, WHI also has branch locations in offices at Lake Forest Bank, Hinsdale Bank, Libertyville Bank, Barrington Bank, Crystal Lake Bank, Advantage Bank, North Shore Bank, Wheaton Bank, and Town Bank. The Company plans to open WHI offices at each of the Banks. WHI is a member of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities Dealers (“NASD”). Focused, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with unaffiliated community-based financial institutions located primarily in Illinois.
WHAMC, a registered investment advisor, is the investment advisory affiliate of WHI, provides money management and advisory services to individuals and institutional municipal and tax-exempt organizations, as well as the Wayne Hummer Growth Fund. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans.
In September 1998, the Company formed a trust subsidiary to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. The trust subsidiary, originally named Wintrust Asset Management Company, was renamed Wayne Hummer Trust Company (“WHTC”) in May 2002, to bring together the Company’s wealth management subsidiaries under a common brand name. In addition to offering trust and investment services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. Services offered by WHTC typically include traditional trust products and services, as well as investment management services.
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	June 30,	December 31,	June 30
(Dollars in thousands)	2005	2004	2004
WHTC	$638,957	$633,053	$631,318
WHAMC (1)	868,708	854,327	818,556
WHAMC’s proprietary mutual funds	168,705	187,080	182,128
WHI – brokerage assets in custody	5,100,000	5,100,000	4,800,000

(1)	Excludes the proprietary mutual funds managed by WHAMC
The decrease in the managed assets in WHAMC’s proprietary mutual funds from the second quarter of 2004 and year end 2004, relates to the liquidation of the Wayne Hummer Core Portfolio Fund in the first quarter of 2005. This fund had a balance of $14.5 million as of June 30, 2004 and $12.0 million as of December 31, 2004.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2005, as compared to the same periods of last year, are shown in the table below:

	Six Months	Six Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2005	June 30, 2004	Change
Net income	$32,184	$24,087	34%
Net income per common share — Diluted	1.35	1.12	21

Net revenue (1)	150,436	113,409	33
Net interest income	103,839	73,228	42

Net interest margin (5)	3.20%	3.19%	1bp
Core net interest margin (2) (5)	3.40	3.32	8
Net overhead ratio (3)	1.41	1.25	16
Efficiency ratio (4) (5)	64.83	63.44	139
Return on average assets	0.89	0.96	(7)
Return on average equity	12.28	13.41	(113)

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	June 30, 2005	June 30, 2004	Change
Net income	$17,172	$12,493	37%
Net income per common share — Diluted	0.70	0.58	21

Net revenue (1)	77,213	58,215	33
Net interest income	53,852	36,720	47

Net interest margin (5)	3.19%	3.13%	6bp
Core net interest margin (2) (5)	3.40	3.26	14
Net overhead ratio (3)	1.36	1.23	13
Efficiency ratio (4) (5)	64.00	64.02	(2)
Return on average assets	0.91	0.97	(6)
Return on average equity	11.94	13.70	(176)

At end of period
Total assets	$7,768,993	$5,326,179	46%
Total loans, net of unearned income	5,023,087	3,695,551	36
Total deposits	6,299,050	4,324,368	46
Total shareholders’ equity	596,921	374,152	60

Book value per common share	25.33	18.26	39
Market price per common share	52.35	50.51	4

Allowance for loan losses to total loans	0.79%	0.76%	3bp
Non-performing assets to total assets	0.28	0.31	(3)

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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

Supplemental Financial Measures/Ratios
The accounting and reporting polices of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), core net interest margin and the efficiency ratio. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

(A) Interest income (GAAP)	$98,677	$60,553	$185,999	$119,307
Taxable-equivalent adjustment:
— Loans	152	103	305	208
— Liquidity management assets	194	66	333	134
— Other earning assets	8	14	13	28

Interest income — FTE	$99,031	$60,736	$186,650	$119,677
(B) Interest expense (GAAP)	44,825	23,833	82,160	46,079

Net interest income — FTE	$54,206	$36,903	$104,490	$73,598

(C) Net interest income (GAAP) (A minus B)	$53,852	$36,720	$103,839	$73,228
Net interest income — FTE	$54,206	$36,903	$104,490	$73,598
Add: Interest expense on long-term debt — trust preferred securities, net (1)	3,660	1,604	6,798	2,999

Core net interest income — FTE (2)	$57,866	$38,507	$111,288	$76,597

(D) Net interest margin (GAAP)	3.17%	3.11%	3.17%	3.17%
Net interest margin — FTE	3.19%	3.12%	3.20%	3.19%
Core net interest margin — FTE (2)	3.40%	3.26%	3.40%	3.32%
(E) Efficiency ratio (GAAP)	64.30%	64.22%	65.12%	63.65%
Efficiency ratio — FTE	64.00%	64.02%	64.83%	63.44%

(1)	Interest expense from the long-term debt — trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

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
Net Income
Net income for the quarter ended June 30, 2005 totaled $17.2 million, an increase of $4.7 million, or 37%, over the $12.5 million recorded in the second quarter of 2004. On a per share basis, net income for the second quarter of 2005 totaled $0.70 per diluted common share, an increase of $0.12 per share, or 21%, as compared to the 2004 second quarter total of $0.58 per diluted common share. The return on average equity for the second quarter of 2005 was 11.94%, compared to 13.70% for the prior year quarter.
Net income for the first six months of 2005, totaled $32.2 million, an increase of $8.1 million, or 34%, compared to $24.1 million for the same period in 2004. On a per share basis, net income per diluted common share was $1.35 for the first six months of 2005, an increase of $0.23 per share, or 21%, compared to $1.12 for the first six months of 2004. Return on average equity for the first six months of 2005 was 12.28% versus 13.41% for the same period of 2004.
The lower growth rate in the earnings per share as compared to net income for the second quarter and for the six months ended June 30, 2005 as well as the lower return on average equity in the 2005 periods compared to the same periods of 2004 are due primarily to increases in the average number of common shares outstanding. Common shares outstanding increased 15% (3.1 million shares) from June 30, 2004 to June 30, 2005. The increase in the number of common shares outstanding was due primarily from the issuance of 1.0 million new shares in March 2005, 475,148 shares of new common stock in September 2004 in connection with the acquisition of Northview Financial Corporation, 372,535 new shares in October 2004 in connection with the acquisition of Town Bankshares, Ltd., and 595,123 new shares in March 2005 in connection with the acquisition of First Northwest Bancorp, Inc.
Wintrust has acquired several operating companies since January 2004, including WestAmerica and Guardian (effective May 1, 2004), Northview Bank and Northview Mortgage, LLC (effective September 30, 2004), Town Bank (effective October 1, 2004), State Bank of The Lakes (effective January 1, 2005) and First Northwest Bank (effective March 31, 2005). The results of operations of each of these entities have been included in Wintrust’s results of operations since their respective acquisition dates.

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended June 30, 2005 totaled $54.2 million, an increase of $17.3 million, or 47%, as compared to the $36.9 million recorded in the same quarter of 2004. This increase is primarily attributable to increases in the Company’s earning asset base. In the second quarter of 2005, average loans, the highest yielding component of the earning asset base, represented 74% of total earning assets and increased $1.37 billion, or 37%, over the second quarter of 2004. The table on page 25 presents a summary of the dollar amount of changes in tax-equivalent net interest income attributable to changes in the volume of earning assets and changes in the rates earned and paid during the second quarter of 2005 compared to the same period of 2004 as well as the first quarter of 2005.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,723,855	$17,510	4.07%	$1,016,517	$9,265	3.67%
Other earning assets (2) (3)(8)	31,382	479	6.12	38,202	373	3.93
Loans, net of unearned income (2) (4) (8)	5,067,904	81,042	6.41	3,699,021	51,098	5.56

Total earning assets (8)	$6,823,141	$99,031	5.82%	$4,753,740	$60,736	5.14%

Allowance for loan losses	(40,671)			(28,633)
Cash and due from banks	139,587			103,892
Other assets	617,274			347,455

Total assets	$7,539,331			$5,176,454

Interest-bearing deposits	$5,523,215	$36,288	2.64%	$3,829,382	$19,136	2.01%
Federal Home Loan Bank advances	341,361	3,048	3.58	214,351	1,945	3.65
Notes payable and other borrowings	165,014	905	2.20	100,469	384	1.54
Subordinated notes	50,000	819	6.48	50,000	705	5.58
Long-term debt — trust preferred securities	209,443	3,765	7.11	122,105	1,663	5.39

Total interest-bearing liabilities	$6,289,033	$44,825	2.85%	$4,316,307	$23,833	2.22%

Non-interest bearing deposits	597,953			375,986
Other liabilities	75,446			117,320
Equity	576,899			366,841

Total liabilities and shareholders’ equity	$7,539,331			$5,176,454

Interest rate spread (5) (8)			2.97%			2.92%
Net free funds/contribution (6)	$534,108		0.22	$437,433		0.21

Net interest income/Net interest margin (8)		$54,206	3.19%		$36,903	3.13%

Core net interest margin (7) (8)			3.40%			3.26%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended June 30, 2005 and 2004 were $354,000 and $183,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the second quarter of 2005 the net interest margin was 3.19%, an increase of six basis points when compared to the net interest margin of 3.13% in the prior year second quarter, and a two basis point decrease when compared to the net interest margin of 3.21% in the first quarter of 2005. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.40% for the second quarter of 2005, 3.26% for the second quarter of 2004 and 3.41% for the first quarter of 2005.
The net interest margin increase of six basis points in the second quarter of 2005 compared to the second quarter of 2004 resulted as the yield on earning assets increased by 68 basis points, the rate paid on interest-bearing liabilities increased by 63 basis points and the contribution from net free funds increased by one basis point. The earning asset yield increase was primarily attributable to an 85 basis point increase in the yield on loans. The higher loan yield is reflective of the interest rate increases effected by the Federal Reserve Bank offset somewhat by continued competitive loan pricing pressures, including the pricing related to the premium finance receivables portfolio. The interest-bearing liability rate increase of 63 basis points was due to higher costs of retail deposits as Wintrust faces continued competitive pricing pressures on fixed-maturity time deposits in most markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition. The slight decline in net interest margin compared to the first quarter of 2005 was primarily attributable to continued competitive retail deposit pricing pressures, continued promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition, the acceleration of a portion of the unamortized issuance costs related to the Company’s 10.50% Cumulative Trust Preferred Securities and changes in the earning asset mix. Overall, the Company believes it is well positioned for expected future rate increases.
The yield on total earning assets for the second quarter of 2005 was 5.82% as compared to 5.14% in the second quarter of 2004. The increase of 68 basis points from the second quarter of 2004 resulted primarily from the rising interest rate environment in the last 12 months offset by the effects of competitive market pressure on loan pricing spreads. The second quarter 2005 yield on loans was 6.41%, an 85 basis point increase when compared to the prior year second quarter yield of 5.56%. Compared to the first quarter of 2005, the yield on earning assets increased 23 basis points primarily as a result of a 32 basis point increase in the yield on total loans. Average loans comprised approximately 74% of total average earning assets in second quarter of 2005, 76% in the first quarter of 2005 and 78% in the second quarter of 2004.
The rate paid on interest-bearing deposits increased to 2.64% in the second quarter of 2005 as compared to 2.01% in the second quarter of 2004. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 4.44% in the second quarter of 2005 compared to 3.85% in the second quarter of 2004 as a result of higher overnight funding costs, the additional trust preferred borrowings added in 2004 and the acceleration of the unamortized issuance costs related to the Company’s 10.50% Cumulative Trust Preferred Securities. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,613,378	$32,256	4.03%	$1,027,862	$19,288	3.77%
Other earning assets (2) (3)(8)	32,743	920	5.66	37,587	736	3.94
Loans, net of unearned income (2) (4) (8)	4,953,408	153,474	6.25	3,576,850	99,653	5.60

Total earning assets (8)	$6,599,529	$186,650	5.70%	$4,642,299	$119,677	5.18%

Allowance for loan losses	(39,473)			(27,594)
Cash and due from banks	136,584			105,430
Other assets	582,719			340,873

Total assets	$7,279,359			$5,061,008

Interest-bearing deposits	$5,266,607	$65,259	2.50%	$3,719,643	$36,865	1.99%
Federal Home Loan Bank advances	319,667	5,617	3.54	189,628	3,566	3.78
Notes payable and other borrowings	231,606	2,684	2.34	150,392	1,130	1.51
Subordinated notes	50,000	1,601	6.37	50,000	1,407	5.57
Long-term debt — trust preferred securities	206,998	6,999	6.73	110,343	3,111	5.58

Total interest-bearing liabilities	$6,074,878	$82,160	2.72%	$4,220,006	$46,079	2.19%

Non-interest bearing deposits	566,768			366,868
Other liabilities	109,009			112,793
Equity	528,704			361,341

Total liabilities and shareholders’ equity	$7,279,359			$5,061,008

Interest rate spread (5) (8)			2.98%			2.99%
Net free funds/contribution (6)	$524,651		0.22	$422,293		0.20

Net interest income/Net interest margin (8)		$104,490	3.20%		$73,598	3.19%

Core net interest margin (7) (8)			3.40%			3.32%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2005 and 2004 were $651,000 and $370,000 respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
The tax-equivalent net interest income for the six months ending June 30, 2005 totaled $104.5 million, an increase of $30.9 million, or 42%, compared to the $73.6 million recorded for the same period in 2004. Growth in the Company’s earning asset base was the primary contributor to this increase. Average earning assets increased $2.0 billion, or 42%, in the first six months of 2005 compared to the same period of 2004. The 2005 year-to-date net interest margin was 3.20%, compared to 3.19% for the prior year period.
The yield on total earning assets for the first six months of 2005 was 5.70% compared to 5.18% in 2004, an increase of 52 basis points resulting primarily from the effect of higher yields on loans. Average loans, the highest yielding component of the earning asset base, increased $1.4 billion, or 38%, in the first six months of 2005 compared to the prior year period. Loans accounted for 75% of average earning assets in the first six months of 2005 and 77% in the same period of 2004. The average yield on loans during the six months ended June 30, 2005, was 6.25%, an increase of 65 basis points compared to 5.60% for the same period of 2004.

The rate paid on interest-bearing liabilities for the first six months of 2005 was 2.72% compared to 2.19% in the first six months of 2004, an increase of 53 basis points. Deposits accounted for 87% of total interest bearing liabilities in the first six months of 2005 and 88% in the same period of 2004. The average rate paid on deposits was 2.50% in the first six months of 2005, an increase of 51 basis points compared to the average rate of 1.99% in the first six months of 2004. The net interest margin increased 1 basis point to 3.20% during the first six months of 2005 compared to the 3.19% net interest margin reported for the first six months of 2004.
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended June 30, 2005 and March 31, 2005, the six-month periods ended June 30, 2005 and June 30, 2004 and the three-month periods ended June 30, 2005 and June 30, 2004. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter	First Six Months	Second Quarter
	of 2005	Of 2005	of 2005
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2005	of 2004	of 2004
Tax-equivalent net interest income for comparative period	$50,283	$73,598	$36,903
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,785	29,343	15,171
Change due to interest rate fluctuations (rate)	(414)	1,955	2,132
Change due to number of days in each period	552	(406)	—

Tax-equivalent net interest income for the period ended June 30, 2005	$54,206	$104,490	$54,206

Non-interest Income
For the second quarter of 2005, non-interest income totaled $23.4 million and increased $1.9 million compared to the prior year second quarter. For the six months ended June 30, 2005, non-interest income totaled $46.6 million, an increase of $6.4 million, or 16%, compared to the same period of 2004. The increase in non-interest income in the quarter and year-to-date periods is primarily a result of higher mortgage banking revenue, higher levels of fees on covered call transactions, including the residual security gains on called securities, and the impact of the recent acquisitions offset by lower wealth management fees and lower gain on sales of premium finance receivables.
Non-interest income as a percentage of net revenue decreased to 30% in the second quarter of 2005, from 37% in the second quarter of 2004. For the six months ending June 30, 2005, non-interest income as a percentage of net revenue was 31%, compared to 35% for the same period of 2004. The Company uses this as a measuring stick as it works towards balancing the mix of net interest income and non-interest income. The impact of the four community bank acquisitions in the last 9 months, coupled with strong core growth at the existing banks, has reduced this ratio as their revenue mix is more heavily weighted towards net interest income.
The following tables present non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage fees	$5,393	$5,862	$(469)	(8.0)%
Trust and asset management fees	2,424	2,161	263	12.2

Total wealth management fees	7,817	8,023	(206)	(2.6)

Mortgage banking revenue	5,555	4,966	589	11.9
Service charges on deposit accounts	1,594	973	621	63.9
Gain on sales of premium finance receivables	1,726	2,064	(338)	(16.3)
Administrative services revenue	1,124	945	179	18.8
Net available-for-sale securities gains	978	1	977	N/M
Other:
Fees from covered call and put options	2,624	2,441	183	7.5
Bank Owned Life Insurance	550	513	37	7.1
Miscellaneous	1,393	1,569	(176)	(11.2)

Total other	4,567	4,523	44	1.0

Total non-interest income	$23,361	$21,495	$1,866	8.7%

NM = not meaningful

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage fees	$10,914	$12,158	$(1,244)	(10.2)%
Trust and asset management fees	4,847	4,338	509	11.7

Total wealth management fees	15,761	16,496	(735)	(4.4)

Mortgage banking revenue	12,083	7,256	4,827	66.5
Service charges on deposit accounts	2,933	1,946	987	50.7
Gain on sales of premium finance receivables	3,382	3,539	(157)	(4.4)
Administrative services revenue	2,138	1,887	251	13.3
Net available-for-sale securities gains	978	853	125	14.7
Other:
Fees from covered call and put options	5,377	4,615	762	16.5
Bank Owned Life Insurance	1,148	1,022	126	12.4
Miscellaneous	2,796	2,567	229	9.0

Total other	9,322	8,204	1,118	13.6

Total non-interest income	$46,597	$40,181	$6,416	16.0%

Wealth management fees are comprised of the trust and asset management revenues generated by Wayne Hummer Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at the Wayne Hummer Companies. Wealth management fees totaled $7.8 million in the second quarter of 2005, a $206,000, or 3%, decrease from the $8.0 million recorded in the second quarter of 2004. For the six months ended June 30, 2005, wealth management fees decreased $735,000, or 4%, compared to the same period last year. As noted in the above tables, in both the quarterly and year-to-date periods, the decrease in total wealth management fees is a result of decreases in retail brokerage revenue offset by increases in trust and asset management fees. Trust and asset management fees are affected by the valuations of the equity securities under management and brokerage fees are impacted by trading volumes. Wintrust’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream. Total assets under management and/or administration by WHTC and WHAMC were $1.7 billion at June 30, 2005 and $1.6 billion at June 30, 2004.
Mortgage banking revenue includes revenue from activities related to originating and selling residential real estate loans into the secondary market. With the addition of WestAmerica and Guardian in May 2004, this revenue line now includes gains on the sales of mortgage loans to the secondary market, origination fees, rate lock commitment fees, document preparation fees, the impact of the capitalizing servicing rights on loans sold and serviced by certain Wintrust subsidiary banks, the impact of amortizing and valuing the capitalized servicing right asset and the impact of valuing mortgage banking derivatives as required by SFAS 133. For the quarter ended June 30, 2005, mortgage banking revenue totaled $5.6 million, an increase of $589,000, or 12% when compared to the same quarter of 2004. Mortgage banking revenue increased by $4.8 million, or 67%, in the first six months of 2005 compared to the same period of 2004. The acquisitions of WestAmerica and Guardian (in May 2004) were the primary contributor to the increase in mortgage banking revenue in the quarterly and year-to-date periods. Mortgage banking revenue is a continuous source of revenue for the Company; however, it is significantly impacted by mortgage interest rates.
Service charges on deposit accounts totaled $1.6 million for the second quarter of 2005, an increase of $621,000, or 64%, compared to the same quarter of 2004. On a year-to-date basis, service charges on deposit accounts totaled $2.9 million, an increase of 51% compared to the same period of 2004. The increases in the quarterly and year-to-date periods were primarily due to the impact of the four bank acquisitions in 2004 and 2005. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivable results from the Company’s sales of premium finance receivables to an unrelated third party. As previously noted, the majority of the receivables originated by FIFC are purchased by the Banks to more fully utilize their lending capacity. However, as a result of continued strong origination volume, the Company sold $138 million of premium finance receivables to an unrelated third party in the second quarter of 2005, and recognized gains of $1.7 million related to this activity, compared with $2.1 million of recognized gains in the second quarter of 2004 on sales of $136 million.
On a year-to-date basis, the Company recognized gains of $3.4 million in 2005 on sales of $284 million, compared to $3.5 million in 2004 on sales of $226 million of receivables. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread ranged from 3.46% to 3.74% in the first six months of 2005, compared to a range of 4.74% to 4.84% in the first six months of 2004. The spreads narrowed as yields on the premium finance receivables have not risen commensurately with increases in short term rates. The lower amount of gain recognized in the second quarter of 2005 compared to the prior year quarter, was primarily due to the lower interest rate spreads on the loans sold. The Company continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the terms of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as adjustments to the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the second quarter of 2005, clean up calls resulted in increased gains (primarily from reversing the remaining balances of the related liability for the Company’s recourse obligation related to the loans) of approximately $79,000, compared to $57,000 in the second quarter of 2004. Estimated credit losses were reduced to 0.15% of the estimated average balances for loans sold in the second quarter of 2005, compared to an estimate of 0.25% for loans sold in the first six months of 2004 and the first quarter of 2005. The decrease in estimated credit losses was warranted due to a lower level of non-performing premium finance receivables and a low level of net charge-offs in the overall premium finance receivables portfolio. (See “Allowance for Loan Losses” section later in this report for more details.) The estimated average terms of the loans was increased during the second quarter of 2005 to approximately 9 months from 8 months. The applicable discount rate used in determining gains related to this activity was unchanged during 2004 and 2005.
At June 30, 2005, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $269 million. The recourse obligation is considered in computing the net gain on the sale of the premium finance receivables. At June 30, 2005, the remaining estimated recourse obligation carried in other liabilities was approximately $390,000.
Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first six months of 2005 and 2004 for premium finance receivables sold and serviced for others, totaled $81,000 and $56,000, respectively. At June 30, 2005, non-performing loans related to this sold portfolio were approximately $2.3 million, or 0.87%, of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
Wintrust has a strategy of targeting its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2005, the ratio was approximately 83%. In the short-term, the ratio was slightly below the targeted range as deposit growth at recently opened de novo branches and acquired banks was very strong and loan originations were slightly slower than expected as the Company chose not to compromise on underwriting standards when competing for loan balances. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of premium finance receivables will occur in the future.
The administrative services revenue contributed by Tricom added $1.1 million to total non-interest income in the second quarter of 2005, an increase of $179,000, or 19%, from the second quarter of 2004. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Although Tricom’s business is expanding, its revenue continues to reflect competitive rate pressures in the industry. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category. On a year-to-date basis, administrative service revenue increased $251,000, or 13%.
Fees from covered call option transactions in the second quarter of 2005 and 2004 were $2.6 million and $2.4 million, respectively. On a year-to-date basis the Company recognized fee income of $5.4 million in 2005 and $4.6 million in 2004. In addition to the premium received in the second quarter of 2005 for writing these covered call options, the Company recognized net securities gains of $978,000 related to securities that were called as the strike price was greater than the Company’s carrying value of the securities. During the first six months of 2005, call option contracts were written against $954 million of underlying securities compared to $679 million in the first six months of 2004. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Although the Company has written put option transactions on securities deemed appropriate for the Banks’ investment portfolios, no put option contracts were written in the first six months of 2005. These call and put option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call or put options at June 30, 2005, December 31, 2004 or June 30, 2004.

Bank Owned Life Insurance (“BOLI”) income totaled $550,000 in the second quarter of 2005 and $513,000 in the same period of 2004. This income represents adjustments to the cash surrender value of BOLI policies. The Company originally purchased $41.1 million of BOLI in 2002 to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executives’ employment contracts. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of The Lakes when Wintrust acquired the bank. As of June 30, 2005, the Company’s recorded investment in BOLI was $69.1 million. Income attributable to changes in the cash surrender value of the BOLI policies was $1.1 million for the first six months of 2005 and $1.0 million for the same period of 2004.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.4 million in the second quarter of 2005 and $1.6 million in the second quarter of 2004. Included in miscellaneous income in the second quarter of 2004 is a gain of approximately $525,000 on the sale of real estate that was previously acquired in connection with the Company’s branch expansion. On a year-to-date basis, miscellaneous other non-interest income totaled $2.8 million in 2005 and $2.6 million in 2004. Excluding the effect of the $525,000 gain on the sale of real estate in the second quarter of 2004, the increases in the quarterly and year-to-date periods are primarily due to the income generated by the 2004 and 2005 bank acquisitions.
Non-interest Expense
Non-interest expense for the second quarter of 2005 totaled $49.0 million and increased $11.6 million, or 31%, from the second quarter 2004 total of $37.4 million. For the first six months of 2005, non-interest expense totaled $97.3 million and increased $25.7 million, or 36%, from the $71.6 million reported for the first six months of 2004. The increases in non-interest expense in the quarterly and year-to-date periods reflect the continued growth and expansion of the Banks with additional branches, the growth in the premium finance business, and the four bank acquisitions completed since September 2004. Since June 30, 2004, total loans and total deposits have increased 36% and 46%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base. Despite the increases in non-interest expense, the Company’s efficiency ratio remained fairly consistent at 64.00% for the second quarter of 2005, compared to 64.02% for the same period of 2004.
The following tables present non-interest expense by category for the periods presented:

	Three Months Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Salaries and employee benefits	$29,181	$22,294	$6,887	30.9%
Equipment	2,977	2,182	795	36.5
Occupancy, net	3,862	2,319	1,543	66.6
Data processing	1,743	1,350	393	29.1
Advertising and marketing	1,216	866	350	40.4
Professional fees	1,505	1,175	330	28.1
Amortization of other intangible assets	869	193	676	349.1
Other:
Commissions — 3rd party brokers	902	1,222	(320)	(26.1)
Postage	994	723	271	37.5
Stationery and supplies	811	625	186	29.7
Miscellaneous	4,956	4,437	519	11.7

Total other	7,663	7,007	656	9.4

Total non-interest expense	$49,016	$37,386	$11,630	31.1%

	Six Months Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Salaries and employee benefits	$58,644	$43,073	$15,571	36.2%
Equipment	5,726	4,351	1,375	31.6
Occupancy, net	7,701	4,497	3,204	71.3
Data processing	3,458	2,652	806	30.4
Advertising and marketing	2,210	1,590	620	38.9
Professional fees	2,974	2,143	831	38.8
Amortization of other intangible assets	1,625	393	1,232	313.0
Other:
Commissions — 3rd party brokers	1,915	2,234	(319)	(14.3)
Postage	1,899	1,348	551	40.9
Stationery and supplies	1,642	1,159	483	41.7
Miscellaneous	9,526	8,203	1,323	16.1

Total other	14,982	12,944	2,038	15.7

Total non-interest expense	$97,320	$71,643	$25,677	35.8%

Salaries and employee benefits totaled $29.2 million for the second quarter of 2005, an increase of $6.9 million, or 31%, compared to the prior year’s second quarter total of $22.3 million. On a year-to-date basis, salaries and employee benefits totaled $58.6 million, an increase of $15.6 million, or 36%, as compared to the prior year amount. The increases in salaries and benefits were primarily reflects normal increases in base salaries and employee benefits as well as staffing increases resulting from the acquisition of four banks since September 30, 2004, the acquisition of WestAmerica and Guardian in May 2004 and the continued growth and development of the existing banks and non bank subsidiaries.
Occupancy expense for the second quarter of 2005 was $3.9 million, an increase of $1.5 million, or 67%, compared to the same period of 2004. On a year-to-date basis, occupancy expense totaled $7.7 million, an increase of $3.2 million, or 71%, compared to same period of 2004. Occupancy expense increased as a result of opening four new banking locations during the past twelve months as part of the Company’s de novo banking strategy and adding 13 new locations as a result of the four bank acquisitions.
The increase in the amortization of other intangible assets in the quarterly and year-to-date periods as presented in the preceding tables relates to the amortization of the value assigned to the deposit base intangibles acquired in connection with the 2004 and 2005 bank acquisitions.
Commissions paid to third party brokers represent the commissions paid on revenue generated by Focused through its network of unaffiliated banks. The decrease in this expense in the quarterly and year-to-date periods as presented in the preceding tables is reflective of the decrease in brokerage revenue in these periods.
The remaining categories of non-interest expense, including equipment expense, data processing, advertising and marketing, professional fees and other, increased in the second quarter of 2005 over the prior year first quarter as well as in the first six months of 2005 relative to the same period last year. These increases are noted in the preceding tables of non-interest expense. The increases are due primarily to the general growth and expansion of the banking franchise and the recent acquisitions. The percentage increases in each of these categories are in line with the 36% increase in total loans and 46% increase in total deposits over the last twelve months.
Income Taxes
The Company recorded income tax expense of $9.7 million for the three months ended June 30, 2005 versus $7.1 million for the same period of 2004. On a year-to-date basis, income tax expense was $18.4 million in 2005 and $13.9 million in 2004. The effective tax rate was 36.2% and 36.4% in the second quarter of 2005 and 2004, respectively, and 36.4% and 36.6% on a year-to-date basis for 2005 and 2004, respectively.

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
The banking segment’s net interest income for the quarter ended June 30, 2005 totaled $52.4 million as compared to $32.6 million for the same period in 2004, an increase of $19.8 million, or 61%. This increase resulted from average total earning asset growth of $2.1 billion coupled with an increase in the net interest margin of six basis points. The banking segment’s non-interest income totaled $12.3 million in 2005, an increase of $2.2, or 22%, when compared to the 2004 total of $10.1 million. The increase in non-interest income is primarily a result of the impact of the recent acquisitions of WestAmerica and Guardian, Town Bank, Northview Bank, State Bank of The Lakes and First Northwest Bank. The banking segment’s net income for the quarter ended June 30, 2005 totaled $17.4 million, an increase of $6.3 million, or 57%, as compared to the 2004 total of $11.1 million. On a year-to-date basis, net interest income totaled $100.4 million for the first six months of 2005, an increase of $35.3 million, or 54%, as compared to the $65.1 million recorded last year. This increase resulted from average total earning asset growth of $2.0 billion coupled with an increase in the net interest margin of one basis point. Non-interest income increased $6.9 million to $24.4 million in the first six months of 2005. The additional non-interest income added by the acquisitions of WestAmerica and Guardian, Town Bank, Northview Bank, State Bank of The Lakes and First Northwest Bank accounted for the majority of the increase. The banking segment’s after-tax profit for the six months ended June 30, 2005, totaled $32.5 million, an increase of $11.0 million, or 51%, as compared to the prior year total of $21.5 million. The banking segment accounted for the majority of the Company’s total asset growth since June 30, 2004, increasing by $2.4 billion.
Net interest income for the premium finance segment totaled $10.2 million for the quarter ended June 30, 2005, a decrease of $2.5 million, or 20%, compared to the $12.7 million in 2004. This segment was negatively impacted by both competitive asset pricing pressures and higher variable funding costs over the last twelve months. The premium finance segment’s non-interest income totaled $1.9 million and $2.1 million for the quarters ended June 30, 2005, and 2004, respectively. Non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Wintrust has a strategy of targeting its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2005, the ratio was approximately 83%. In the short-term, the ratio was slightly below the targeted range as deposit growth at recently opened de novo branches was very strong and loan originations were slightly slower than expected as the Company chose not to compromise on underwriting standards when competing for loan balances. Wintrust sold $138 million of premium finance receivables to an unrelated third party financial institution in the second quarter of 2005 and $136 million in the second quarter of 2004. Net after-tax profit of the premium finance segment totaled $5.6 million and $6.8 million for the quarters ended June 30, 2005 and 2004, respectively. On a year-to-date basis, net interest income totaled $21.1 million for the first six months of 2005, a decrease of $4.6 million, or 18%, as compared to the $25.7 million recorded last year. Non-interest income increased $154,000 million to $3.7 million in the first six months of 2005 as a larger volume of premium finance receivables were sold to an unrelated third party in the first six months of 2005 ($284 million) than in the first six months of 2004 ($226 million). The premium finance segment’s after-tax profit for the six months ended June 30, 2005, totaled $11.6 million, a decrease of $1.8 million, or 13%, as compared to the prior year total of $13.4 million.

The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $987,000 in the second quarter of 2005 up $78,000 when compared to the $909,000 reported for the same period in 2004. Continued competitive pricing pressures in the temporary staffing industry have lowered the margins significantly in the past year. Increasing sales penetration helped offset the effects of the competitive pricing pressures, causing the administrative services revenues in the second quarter of 2005 to increase $179,000 over the second quarter of 2004. The segment’s net income was $407,000 in 2005 compared to $336,000 in 2004, reflecting both increases in net interest income and administrative services revenue. On a year-to-date basis, net interest income totaled $1.9 million for the first six months of 2005, an increase of $180,000, or 10%, as compared to the $1.7 million recorded in the first six months of 2004. Non-interest income increased $252,000 to $2.1 million in the first six months of 2005. The Tricom segment’s after-tax profit for the six months ended June 30, 2005, totaled $801,000, an increase of $191,000, or 31%, as compared to $610,000 in the first six months of 2004.
The wealth management segment reported net interest income of $418,000 for the second quarter of 2005 compared to $1.3 million in the same quarter of 2004. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of a portion of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks. The allocated net interest income included in this segment’s profitability was $25,000 ($15,000 after tax) in the second quarter of 2005 and $1.0 million ($620,000 after tax) in the second quarter of 2004. Rising short-term interest rates, coupled with the flattening of the yield curve, have diminished the portion of the contribution from these funds allocated to the wealth management segment. This segment recorded non-interest income of $9.3 million for 2005 as compared to $8.9 million for 2004, an increase of $364,000 or 4%. Wintrust is committed to growing the wealth management business in order to better service its customers and create a more diversified revenue stream. The increase in total non-interest income in the second quarter of 2005 reflects a pick-up in retail brokerage activity and increases from trust and asset management activities. The wealth management segment’s net income totaled a loss of $264,000 for 2005 compared to income of $160,000 for the second quarter of 2004. On a year-to-date basis, net interest income totaled $1.1 million for the first six months of 2005, a decrease of $1.6 million, or 60%, as compared to the $2.7 million recorded last year. The allocated net interest income included in this segment’s profitability was $327,000 ($201,000 after tax) in the first six months of 2005 and $2.1 million ($1.3 million after tax) in the first six months of 2004. This decrease was due to the reasons discussed above. Non-interest income decreased $285,000 to $18.1 million in the first six months of 2005. The decrease is attributable to slightly lower levels of client trading and asset administration revenues in the first six months of 2005 compared to the same period last year. This segment’s after-tax loss for the six months ended June 30, 2005, totaled $688,000 compared to the prior year income of $735,000, a decrease of $1.4 million. The bulk of this decrease is attributable to the $1.1 million decline in the allocated net interest income described earlier.

FINANCIAL CONDITION
Total assets were $7.77 billion at June 30, 2005, representing an increase of $2.44 billion, or 46%, over $5.33 billion at June 30, 2004. Approximately $1.5 billion of the increase in total assets in this period is a result of the acquisitions of State Bank of The Lakes and First Northwest Bank in the first quarter of 2005, and Northview Bank and Town Bank in 2004. Total assets at June 30, 2005, increased $1.3 billion, or 42% on an annualized basis, since December 31, 2004. Total funding, which includes deposits, all notes and advances, including the Long-term Debt-Trust Preferred Securities, was $7.1 billion at June 30, 2005, representing an increase of $2.3 billion, or 47%, over the June 30, 2004 reported amounts. Total funding at June 30, 2005, increased $1.2 billion, or 41% on an annualized basis, since December 31, 2004. See Notes 3-7 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2005		March 31, 2005		June 30, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$2,890,876	42%	$2,657,906	42%	$1,840,039	39%
Home equity	638,139	9	602,109	9	490,077	10
Residential real estate (1)	398,616	6	378,800	6	269,652	6
Premium finance receivables	808,490	12	861,240	14	827,467	17
Indirect consumer loans	189,974	3	188,938	3	178,266	4
Tricom finance receivables	33,726	—	29,950	—	24,086	1
Other loans	108,083	2	103,206	2	69,434	1

Total loans, net of unearned income	$5,067,904	74%	$4,822,149	76%	$3,699,021	78%
Liquidity management assets (2)	1,723,855	25	1,501,675	24	1,016,517	21
Other earning assets (3)	31,382	1	34,119	—	38,202	1

Total average earning assets	$6,823,141	100%	$6,357,943	100%	$4,753,740	100%

Total average assets	$7,539,331		$6,998,515		$5,176,454

Total average earning assets to total average assets		91%		91%		92%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the second quarter of 2005 increased $2.1 billion, or 44%, to $6.8 billion, compared to the second quarter of 2004. The ratio of total average earnings assets as a percent of total average assets remained consistent at 91% — 92% for each of the quarterly periods shown in the above table.
Total average loans during the second quarter of 2005 increased $1.4 billion, or 37%, over the previous year second quarter. Average commercial and commercial real estate loans increased 57%, home equity 30%, residential real estate 48% and premium finance receivables decreased by 2%, in the second quarter of 2005 compared to the average balances in the second quarter of 2004. Average total loans increased $246 million, or 20% on an annualized basis, over the average balance in the first quarter of 2005.
Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on deposit inflows and outflows, the level of other funding sources and loan demand. At June 30, 2005, approximately $523 million of available-for-sale securities were called and settled in early July 2005. These securities were classified in the balance sheet as other assets as of June 30, 2005, as they actually represent amounts due from brokers. As such, the period end balance of available-for-sale securities is lower than the average quarterly balance. See Note 3 of this report for a summary of period end balances of available-for-sale securities.

Other earning assets in the table include brokerage customer receivables and trading account securities from the Wayne Hummer Companies. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. These activities may expose WHI to risk in the event the customer is unable to fulfill its contractual obligations. WHI maintains cash and margin accounts for its customers generally located in the Chicago, Illinois and Appleton, Wisconsin metropolitan areas.
WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.
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

	Average Balances for the
	Six Months Ended
	June 30, 2005		June 30, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$2,774,934	42%	$1,762,925	38%
Home equity	620,224	9	482,973	10
Residential real estate (1)	388,764	6	237,889	5
Premium finance receivables	824,388	13	824,720	18
Indirect consumer loans	189,677	3	177,969	4
Tricom finance receivables	31,662	—	22,929	1
Other loans	105,759	2	67,445	1

Total loans, net of unearned income	4,953,408	75	3,576,850	77
Liquidity management assets (2)	1,613,378	24	1,027,862	22
Other earning assets (3)	32,743	1	37,587	1

Total average earning assets	$6,599,529	100%	$4,642,299	100%

Total average assets	$7,279,359		$5,061,008

Total average earning assets to total average assets		91%		92%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Average earning assets for the six months ended June 30, 2005 increased $2.0 billion, or 42%, over the first six months of 2004. The ratio of year-to-date total average earning assets as a percent of total average assets remained consistent at 91% — 92% for each reporting period shown in the above table, consistent with this ratio on a quarterly basis. Total average loans increased by $1.4 billion in the first six months of 2005 compared to the same period of 2004. Average commercial and commercial real estate loans increased 57%, home equity loans increased 28% and residential real estate decreased 63% in the first six months of 2005 compared to the first six months of 2004.

Deposits
Total deposits at June 30, 2005, were $6.30 billion and increased $1.97 billion, or 46%, compared to total deposits at June 30, 2005. See Note 5 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2005		March 31, 2005		June 30, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$597,953	10%	$535,201	10%	$375,986	9%
NOW accounts	717,873	12	645,501	12	434,924	10
Wealth management deposits	403,326	6	395,840	7	338,268	8
Money market accounts	663,005	11	642,802	11	501,994	12
Savings accounts	304,082	5	277,706	5	191,508	5
Time certificates of deposit	3,434,929	56	3,043,684	55	2,362,688	56

Total average deposits	$6,121,168	100%	$5,540,734	100%	$4,205,368	100%

Total average deposits for the second quarter of 2005 were $6.12 billion, an increase of $1.9 billion, or 46%, over the second quarter of 2004 and an increase of $580 million, or 42% on an annualized basis, over the first quarter of 2005. During the first six months of 2005, Wintrust acquired State Bank of The Lakes, with an effective acquisition date of January 1, 2005, with total deposits of $367 million and First Northwest Bank, which was acquired on March 31, 2005, with total deposits of $222 million. The composition of the deposit base remained relatively consistent for the periods indicated.
Wealth management deposits represent balances from brokerage customers of WHI and trust and asset management customers of WHTC on deposit at the Company’s Banks. As noted in previous reports, following its acquisition of the Wayne Hummer Companies in February 2002, Wintrust undertook efforts to migrate funds from the money market mutual fund managed by WHAMC into federally-insured deposit accounts at the Banks. The WHAMC money market mutual fund was liquidated in December 2003.

Other Funding Sources
Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, the Company uses several other funding sources to support its interest-earning asset growth. These sources include short-term borrowings, notes payable, Federal Home Loan Bank advances, subordinated notes, trust preferred securities, the issuance of equity securities and the retention of earnings.
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $766 million in the second quarter of 2005, an increase of $279 million compared to the second quarter of 2004 average balance of $487 million, and a decrease of $87 million compared to the first quarter 2005 average balance of $853 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2005	2005	2004
Notes payable	$6,985	$38,000	$1,000
Federal Home Loan Bank advances	341,361	297,732	214,351

Other borrowings:
Federal funds purchased	5,239	41,738	13,462
Securities sold under repurchase agreements	149,670	216,430	32,949
Wayne Hummer Companies borrowings	—	—	13,245
Other	3,120	4,682	39,812

Total other borrowings	158,029	262,850	99,468

Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	209,443	204,527	122,105

Total other funding sources	$765,818	$853,109	$486,924

During the first quarter of 2005, the average balance of notes payable increased as the Company used its revolving loan agreement with an unaffiliated bank as a temporary source of funds for the cash consideration paid in connection with the acquisitions of Antioch and FNBI. The balance of notes payable as of June 30, 2005 was $4.0 million.
The Wayne Hummer Companies’ funding consisted of demand obligations to third party banks that are used to finance securities purchased by customers on margin and securities owned by WHI, and demand obligations to brokers and clearing organizations. Borrowings to finance securities purchased by customers are collateralized with customer assets. During the third quarter of 2004, WHI began to borrow such funds from its parent company, North Shore Bank, and therefore these balances are now eliminated in the consolidation process.
The increase in average long-term debt — trust preferred securities in the second quarter of 2005 compared to the second quarter of 2004, primarily reflects the Company’s issuance of $51.55 million of related Debentures in December 2004 and the assumption of approximately $17.0 million of trust-preferred securities in connection with the acquisitions of Northview, Town and FNBI.
See Notes 6 and 7 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources.
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2005 as compared to December 31, 2004.

Shareholders’ Equity
Total shareholders’ equity was $562.5 million at June 30, 2005 and increased $193.5 million since June 30, 2004 and $88.6 million since the end of 2004. Significant increases from December 31, 2004, include the retention of $12.4 million of earnings (net income of $15.0 million less dividends of $2.6 million), $55.9 million from the issuance of 1.0 million shares of common stock in partial settlement of the forward sale agreement the Company entered into in December 2004, $30.0 million from the issuance of 595,000 shares of the Company’s common stock in connection with business combinations and $3.8 million from the issuance of shares of the Company’s common stock pursuant to various stock compensation plans. Increases in unrealized net losses from available-for-sale securities and certain derivative instruments, net of tax, decreased shareholder’s equity $13.9 million in the first quarter of 2005 from December 31, 2004.
The annualized return on average equity for the three months ended June 30, 2005 was 12.68%, compared to 13.10% for the second quarter of 2004 and 12.30% for the fourth quarter of 2004.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2005	2005	2004
Leverage ratio	8.1%	8.4%	9.1%
Tier 1 capital to risk-weighted assets	9.9	9.6	10.3
Total capital to risk-weighted assets	11.4	11.3	12.1
Total average equity-to-total average assets*	7.3	6.9	7.1

*	based on year-to-date average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital to risk-weighted assets ratio with these new issuances of regulatory capital. As indicated in Note 6 to the Financial Statements presented under Item 1 of this report, the Company has issued $40.0 million of additional trust preferred securities in August 2005, and will use approximately $20.0 million of those proceeds to redeem the trust preferred securities issued through Wintrust Capital Trust II.
In January and July 2005, Wintrust declared a semi-annual cash dividend of $0.12 per common share. In January 2004 and July 2004, the Company declared semi-annual cash dividends of $0.10 per common share. The dividend payout ratio (annualized) was 8.8% for the first six months of 2005 and 8.9% for the first six months of 2004. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
In December 2004, the Company completed an underwritten public offering of 1.2 million shares of its common stock at $59.50 per share. The offering was made under the Company’s current shelf registration statement filed with the SEC on October 2004. In connection with the public offering the Company entered into a forward sale agreement relating to 1.2 million shares of its common stock. The use of the forward sale agreement allows the Company to deliver common stock and receive cash at the Company’s election, to the extent provided by the forward sale agreement. Management believes this flexibility allows a more timely and efficient use of capital resources. The Company’s objective with the use of the forward sale agreement was to efficiently provide funding for the acquisitions of Antioch and First Northwest and for general corporate purposes. The Company issued 1.0 million shares of common stock in March 2005 in partial settlement of the forward sale agreement and received net proceeds of approximately $55.9 million. The Company still has 200,000 shares of common stock available for issuance under the forward sale agreement.

ASSET QUALITY
Allowance for Loan Losses
The following table presents a summary of the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$39,337	$27,083	$34,227	$25,541

Provision for loan losses	1,294	1,198	2,525	3,762

Allowance acquired in business combinations	—	—	4,793	—

Charge-offs:
Commercial and commercial real estate loans	554	517	1,217	1,246
Home equity loans	—	—	—	—
Residential real estate loans	—	—	44	—
Consumer and other loans	92	28	139	174
Premium finance receivables	416	506	859	861
Indirect consumer loans	121	84	234	194
Tricom finance receivables	—	10	—	10

Total charge-offs	1,183	1,145	2,493	2,485

Recoveries:
Commercial and commercial real estate loans	46	725	243	865
Home equity loans	—	6	—	6
Residential real estate loans	—	—	—	—
Consumer and other loans	9	46	15	78
Premium finance receivables	172	154	312	257
Indirect consumer loans	47	24	100	67
Tricom finance receivables	—	—	—	—

Total recoveries	274	955	670	1,273

Net charge-offs	(909)	(190)	(1,823)	(1,212)

Balance at June 30	$39,722	$28,091	$39,722	$28,091

Annualized net charge-offs as a percentage of average:
Commercial and commercial real estate loans	0.07%	(0.05)%	0.07%	0.04%
Home equity loans	—	—	—	—
Residential real estate loans	—	—	0.02	—
Consumer and other loans	0.31	(0.10)	0.24	0.29
Premium finance receivables	0.12	0.17	0.13	0.15
Indirect consumer loans	0.16	0.14	0.14	0.14
Tricom finance receivables	—	0.17	—	0.09

Total loans, net of unearned income	0.07%	0.02%	0.07%	0.07%

Net charge-offs as a percentage of the provision for loan losses	70.25%	15.86%	72.20%	32.22%

Total loans at June 30			$5,023,087	$3,695,551

Allowance as a percentage of loans at June 30			0.79%	0.76%

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
In 2004, the Company refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to specific loan portfolio groupings. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of Watch List loans, industry concentration, geographical concentrations, levels of delinquencies, historical loss experience including an analysis of the seasoning of the loan portfolio, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors, including regulatory guidance and general economic conditions. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The methodology used in 2004 refined the process so that this element was calculated for each loan portfolio grouping. In prior years, this element of the allowance was associated with the loan portfolio as a whole rather than with a specific loan portfolio grouping. The Company reviews Watch List loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial, commercial real estate, residential real estate, home equity, premium finance receivables, indirect automobile, Tricom finance receivables and consumer. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
The provision for loan losses totaled $1.3 million for the second quarter of 2005, compared to $1.2 million for the second quarter of 2004. For the quarter ended June 30, 2005 net charge-offs totaled $909,000, compared to $190,000 for the same period of 2004. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.07% in the second quarter of 2005 and 0.02% in the same period in 2004.
On a year-to-date basis, the provision for loan losses totaled $2.5 million for the first six months of 2005, compared to $3.8 million for the first six months of 2004. Net charge-offs for the first six months of 2005 totaled $1.8 million, compared to $1.2 million for the first six months of 2004. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.07% for the first six months of 2005 and 2004. The lower provision for loan losses in 2005 is primarily a result of a continuing low level of non-performing loans and charge-offs.
The increase in the allowance for loan losses of $5.5 million from December 31, 2004 to June 30, 2005, is primarily related to $4.8 million in allowance for loan losses from acquired institutions. The allowance for loan losses as a percentage of total loans was 0.79% at June 30, 2005, 0.79% at December 31, 2004, and 0.76% at June 30, 2004. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio.

Past Due Loans and Non-performing Assets
The following table sets forth Wintrust’s non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table.

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2005	2005	2004	2004
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$315	$131	$—	$—
Commercial, consumer and other	1,381	1,989	715	662
Premium finance receivables	3,282	3,005	3,869	3,627
Indirect consumer loans	258	259	280	204
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	5,236	5,384	4,864	4,493

Non-accrual loans:
Residential real estate and home equity	843	1,388	2,660	448
Commercial, consumer and other	9,599	9,968	3,550	3,925
Premium finance receivables	6,088	8,514	7,396	5,678
Indirect consumer loans	145	256	118	137
Tricom finance receivables	—	—	—	—

Total non-accrual	16,675	20,126	13,724	10,188

Total non-performing loans:
Residential real estate and home equity	1,158	1,519	2,660	448
Commercial, consumer and other	10,980	11.957	4,265	4,587
Premium finance receivables	9,370	11,519	11,265	9,305
Indirect consumer loans	403	515	398	341
Tricom finance receivables	—	—	—	—

Total non-performing loans	21,911	25,510	18,588	14,681

Other real estate owned	—	56	—	1,819

Total non-performing assets	$21,911	$25,556	$18,558	$16,500

Total non-performing loans by category as a percent of its own respective category:
Residential real estate and home equity	0.13%	0.17%	0.32%	0.07%
Commercial, consumer and other	0.36	0.41	0.17	0.23
Premium finance receivables	1.18	1.50	1.46	1.18
Indirect consumer loans	0.21	0.27	0.23	0.19
Tricom finance receivables	—	—	—	—

Total non-performing loans	0.44%	0.53%	0.43%	0.40%

Total non-performing assets as a percentage of total assets	0.28%	0.35%	0.29%	0.31%

Allowance for loan losses as a percentage of non-performing loans	181.28%	154.20%	184.13%	191.34%

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $1.2 million at June 30, 2005. The balance declined $361,000 from March 31, 2005. Each non-performing credit is well secured and in the process of collection. Management believes that the current reserves against these credits are appropriate to cover any potential losses.

Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $11.0 million as of June 30, 2005. The balance in this category decreased $977,000 from March 31, 2005. Management believes that the current reserves against these credits are appropriate to cover any potential losses on any of the relatively small number of credits in this category.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	June 30,	March 31,	June 30,
(Dollars in thousands)	2005	2005	2004
Non-performing premium finance receivables	$9,370	$11,519	$9,305
— as a percent of premium finance receivables outstanding	1.18%	1.50%	1.18%

Net charge-offs of premium finance receivables	$244	$303	$604
— annualized as a percent of average premium finance receivables	0.12%	0.14%	0.15%

The level of non-performing premium finance receivables as a percent of total premium finance receivables at June 30, 2005, is essentially unchanged from the level reported at June 30, 2004 and improved from the level reported at March 31, 2005. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $403,000 at June 30, 2005, compared to $515,000 at March 31, 2005, Net charge-offs (annualized) as a percent of total indirect consumer loans were 0.16% for the quarter ended June 30, 2005 compared to 0.13% for the quarter ended March 31, 2005 and 0.14% for the quarter ended June 30, 2004. The levels of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List. The principal amount of loans on the Company’s Watch List (exclusive of those loans reported as non-performing) as of June 30, 2005, December 31, 2004, and June 30, 2004 totaled $72.0 million, $62.6 million and $31.9 million, respectively. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of June 30, 2005:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total
Assets:
Federal funds sold and securities purchased under resale agreements	$355,382	—	—	—	355,382
Interest-bearing deposits with banks	5,034	—	—	—	5,034
Available-for-sale securities	122,620	230,526	326,810	244,660	924,616

Total liquidity management assets	483,039	230,526	326,810	244,660	1,285,032
Loans, net of unearned income (1)	3,434,329	778,999	829,235	123,322	5,165,885
Other earning assets	555,027	—	—	—	555,027

Total earning assets	4,472,392	1,009,525	1,156,045	367,982	7,005,944
Other non-earning assets	—	—	—	763,049	763,049

Total assets (RSA)	$4,472,392	1,009,525	1,156,045	1,131,031	7,768,993

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$2,827,456	1,544,257	1,258,861	29,633	5,660,207
Federal Home Loan Bank advances	8,808	29,000	140,290	173,790	351,888
Notes payable and other borrowings	156,401	—	—	—	156,401
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt — Trust Preferred Securities	150,938	—	6,354	52,843	210,135

Total interest-bearing liabilities	3,193,603	1,573,257	1,405,505	256,266	6,428,631
Demand deposits	—	—	—	638,843	638,843
Other liabilities	—	—	—	104,598	104,598
Shareholders’ equity	—	—	—	596,921	596,921

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(160,000)	—	10,000	150,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$3,064,653	1,573,257	1,415,505	1,715,578	7,768,993

Repricing gap (RSA — RSL)	$1,407,739	(563,732)	(259,460)	(584,547)
Cumulative repricing gap	$1,407,739	844,007	584,547	—

Cumulative RSA/Cumulative RSL	146%	118%	110%
Cumulative RSA/Total assets	58%	71%	85%
Cumulative RSL/Total assets	39%	60%	78%

Cumulative GAP/Total assets	18%	11%	8%
Cumulative GAP/Cumulative RSA	31%	15%	9%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.
While the gap position and related ratios illustrated in the table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time. The gap position at June 30, 2005, reflects a more significant asset-sensitive balance sheet than the March 31, 2005 gap position indicated. This is due in large part to approximately $818 million of securities that were called away at June 30, 2005, but which did not settle until the last day of the quarter or early in July, resulting in the proceeds from the securities not being reinvested as of June 30, 2005. The proceeds from these securities are included in cash, federal funds sold and other assets as of June 30, 2005. As a result of the static position and inherent limitations of gap analysis, management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios.

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at June 30, 2005, December 31, 2004 and June 30, 2004, is as follows:

	+ 200 Basis	- 200 Basis
	Points	Points

Percentage change in net interest income due to an instantaneous 200 basis point permanent paralllel shift in the yield curve:

June 30, 2005	8.5%	(12.9)%
December 31, 2004	7.4%	(10.3)%
June 30, 2004	15.1%	(33.1)%
Due to the low rate environment at December 31, 2004 and June 30, 2004, the 200 basis point instantaneous permanent downward parallel shift in the yield curve impacted a majority of the rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits were already at their floor, or repriced downward significantly less than 200 basis points.
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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During the first quarter of 2005, the Company entered into four interest rate swap agreements with an aggregate notional amount of $135 million that effectively converted $135 million of the Debentures related to the long-term debt — trust preferred securities from variable-rates to fixed rates ranging from 5.68% to 6.71%. Similarly, in the fourth quarter of 2002, the Company entered into two interest rate swap contracts — a $25 million notional principal amount swap was entered into to convert a $25 million newly issued subordinated note from variable-rate to fixed-rate and a $31.05 million interest rate swap contract was entered into to effectively convert the Debentures related to the Company’s 9% fixed rate Trust Preferred Securities to a variable-rate. Each interest rate swap that hedges Debentures related to the Company’s long-term debt — trust-preferred securities provides the counterparty with a call option that mirrors the call options in the underlying securities. All of the Company’s interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133.
During the first six months of 2005, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of net interest margin compression and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2005.

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

PART II — Other Information
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No shares were repurchased in the first quarter of 2005. As of June 30, 2005, 85,950 shares may yet be repurchased under the Program.
Item 4: Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders was held on May 26, 2005.

(b)	At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
1.	The election of five Class III directors to the Board of Directors to hold office for a three-year term expiring at the Annual Meeting of Shareholders in 2008.

	Votes	Withheld
Director Nominees	For	Authority
Peter D. Crist	19,846,132	446,762
Joseph F. Damico	19,950,356	342,538
John S. Lillard	19,861,234	431,660
Hollis W. Rademacher	19,945,171	347,723
John J. Schornack	19,020,959	1,271,935
All director nominees were elected at the Annual Meeting. The following Class I and Class II directors continued to serve after the Annual Meeting:

Continuing Director	Director Class	Term Expires

James B. McCarthy	Class I	2006
Thomas J. Neis	Class I	2006
J. Christopher Reyes	Class I	2006
Edward J. Wehmer	Class I	2006
Bruce K. Crowther	Class II	2007
Bert A. Getz, Jr.	Class II	2007
Paul J. Liska	Class II	2007
Albin F. Moschner	Class II	2007
Ingrid S. Stafford	Class II	2007
2.	A proposal to amend Wintrust Financial Corporation’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of common stock from 30 million to 200 million.

Votes For	Votes Against	Abstentions	Broker Non-Votes

10,928,000	9,324,308	40,585	1
While a majority of the shares voted were in favor of this proposal, the vote of two-thirds of the Company’s outstanding shares was required in order to approve the amendment. Accordingly, the proposal failed.

3.	A proposal from a shareholder to eliminate the classified Board of Directors.

Votes For	Votes Against	Abstentions	Broker Non-Votes

10,319,788	6,272,995	132,752	3,567,359
This proposal received the requisite votes to pass. However, the passage of this proposal did not automatically eliminate the classified board. Further action by the Company’s shareholders is required to amend the Articles of Incorporation. An affirmative vote of the holders of at least 85% of the voting power of the outstanding shares of stock of the Company entitled to vote is required to amend the classified board provision, which is set forth in the Articles of Incorporation. Under Illinois law, an amendment to the Articles of Incorporation requires a recommendation from the Board of Directors prior to submission to the shareholders. The board is considering such an amendment, consistent with its fiduciary duty to act in a manner it believes to be in the best interest of the Company and all its shareholders.
(c)	A Special Meeting of Shareholders was held on July 28, 2005, and the following matter was submitted to a vote of the shareholders:
1.	A proposal to amend Wintrust Financial Corporation’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 30 million to 60 million

Votes For	Votes Against	Abstentions	Broker Non-Votes

19,173,750	1,640,210	27,092	—
This proposal received the requisite approval by two-thirds of the Company’s outstanding shares and passed.

Item 6: Exhibits.
(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation.

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Wintrust Financial Corporation.

3.3	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.4	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended March 31, 2003).

4.1	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.4	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.5	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2005	/s/ DAVID L. STOEHR

David L. Stoehr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)