Form 10-Q
period 2005-09-30
WINTRUST FINANCIAL CORP
filed 2005-11-09
CIK 1015328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
Commission File Number 0-21923
WINTRUST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-3873352

(State of incorporation or organization)	(I.R.S. Employer Identification No.)
727 North Bank Lane
Lake Forest, Illinois 60045

(Address of principal executive offices)
(847) 615-4096

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock — no par value, 23,770,356 shares, as of November 3, 2005

Page
PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements.	1-17

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-46

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	47-49

ITEM 4. Controls and Procedures.	50

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings.	NA

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	51

ITEM 3. Defaults Upon Senior Securities.	NA

ITEM 4. Submission of Matters to a Vote of Security Holders.	51

ITEM 5. Other Information.	NA

ITEM 6. Exhibits	51-52

Signatures	53
Third Amendment to Second Amended and Restated Loan Agreement
Fourth Amendment to Second Amended and Restated Loan Agreement
Amended and Restated $1.0 Million Note
$50.0 Million Revolving Note
Amended and Restated Pledge and Security Agreement
Amended and Restated Collateral Safekeeping Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certifications

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands)	2005	2004	2004

Assets
Cash and due from banks	$165,773	$128,166	$117,397
Federal funds sold and securities purchased under resale agreements	62,186	47,860	255,885
Interest bearing deposits with banks	6,459	4,961	19,736
Available-for-sale securities, at fair value	1,766,613	1,343,477	928,825
Trading account securities	2,899	3,599	3,884
Brokerage customer receivables	—	31,847	33,386
Mortgage loans held-for-sale	125,584	104,709	80,074
Loans, net of unearned income	5,149,795	4,348,346	4,000,175
Less: Allowance for loan losses	40,633	34,227	31,408

Net loans	5,109,162	4,314,119	3,968,767
Premises and equipment, net	238,722	185,926	176,943
Accrued interest receivable and other assets	201,673	129,702	136,736
Goodwill	195,941	113,461	91,024
Other intangible assets, net	18,491	11,221	4,629

Total assets	$7,893,503	$6,419,048	$5,817,286

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$631,460	$505,312	$449,343
Interest bearing	5,855,643	4,599,422	4,302,250

Total deposits	6,487,103	5,104,734	4,751,593

Notes payable	1,000	1,000	1,000
Federal Home Loan Bank advances	343,355	303,501	264,104
Other borrowings	78,912	201,924	44,043
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	230,231	204,489	146,465
Accrued interest payable and other liabilities	89,141	79,488	129,928

Total liabilities	7,279,742	5,945,136	5,387,133

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	23,655	21,729	21,064
Surplus	413,330	319,147	287,547
Common stock warrants	762	828	993
Retained earnings	184,138	139,566	125,395
Accumulated other comprehensive loss	(8,124)	(7,358)	(4,846)

Total shareholders’ equity	613,761	473,912	430,153

Total liabilities and shareholders’ equity	$7,893,503	$6,419,048	$5,817,286

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Interest income
Interest and fees on loans	$89,169	$54,422	$242,339	$153,867
Interest bearing deposits with banks	111	12	183	50
Federal funds sold and securities purchased under resale agreements	2,054	152	2,555	566
Securities	14,960	10,367	46,309	29,069
Trading account securities	9	26	55	99
Brokerage customer receivables	169	398	1,029	1,032

Total interest income	106,472	65,377	292,470	184,683

Interest expense
Interest on deposits	41,913	21,044	107,172	57,909
Interest on Federal Home Loan Bank advances	3,127	2,186	8,744	5,752
Interest on notes payable and other borrowings	869	346	3,553	1,476
Interest on subordinated notes	697	723	2,297	2,130
Interest on long-term debt — trust preferred securities	3,797	1,987	10,796	5,097

Total interest expense	50,403	26,286	132,562	72,364

Net interest income	56,069	39,091	159,908	112,319
Provision for loan losses	3,077	1,258	5,602	5,020

Net interest income after provision for loan losses	52,992	37,833	154,306	107,299

Non-interest income
Wealth management fees	6,950	7,163	22,711	23,659
Mortgage banking revenue	7,773	5,292	19,855	12,549
Service charges on deposit accounts	1,518	998	4,451	2,944
Gain on sales of premium finance receivables	1,602	1,827	4,985	5,365
Administrative services revenue	1,169	1,040	3,307	2,927
Net available-for-sale securities gains	89	878	1,067	1,731
Other	6,262	4,249	15,584	12,453

Total non-interest income	25,363	21,447	71,960	61,628

Non-interest expense
Salaries and employee benefits	29,542	23,768	88,186	66,841
Equipment expense	2,979	2,275	8,706	6,626
Occupancy, net	4,137	2,529	11,838	7,026
Data processing	1,917	1,257	5,375	3,909
Advertising and marketing	1,216	785	3,426	2,376
Professional fees	1,392	1,289	4,366	3,432
Amortization of other intangible assets	884	194	2,509	587
Other	8,259	6,368	23,240	19,312

Total non-interest expense	50,326	38,465	147,646	110,109

Income before income taxes	28,029	20,815	78,620	58,818
Income tax expense	10,192	7,740	28,599	21,655

Net income	$17,837	$13,075	$50,021	$37,163

Net income per common share — Basic	$0.76	$0.64	$2.18	$1.83

Net income per common share — Diluted	$0.72	$0.60	$2.07	$1.71

Cash dividends declared per common share	$0.12	$0.10	$0.24	$0.20

Weighted average common shares outstanding	23,615	20,541	22,990	20,347
Dilutive potential common shares	1,156	1,345	1,159	1,327

Average common shares and dilutive common shares	24,771	21,886	24,149	21,674

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
	Compre-					Other
	hensive			Common		Compre-	Total
	Income	Common		Stock	Retained	hensive	Shareholders’
(In thousands)	(Loss)	Stock	Surplus	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2003		$20,066	$243,626	$1,012	$92,301	$(7,168)	$349,837
Comprehensive income:
Net income	$37,163	—	—	—	37,163	—	37,163
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	2,276	—	—	—	—	2,276	2,276
Unrealized gains on derivative instruments	46	—	—	—	—	46	46

Comprehensive income	$39,485

Cash dividends declared		—	—	—	(4,069)	—	(4,069)
Common stock issued for:
Business combinations		663	35,193	—	—	—	35,856
Exercise of common stock warrants		66	610	(19)	—	—	657
Director compensation plan		5	168	—	—	—	173
Employee stock purchase plan and exercises of stock options		237	7,042	—	—	—	7,279
Restricted stock awards		27	908	—	—	—	935

Balance at September 30, 2004		$21,064	$287,547	$993	$125,395	$(4,846)	$430,153

Balance at December 31, 2004		$21,729	$319,147	$828	$139,566	$(7,358)	$473,912

Comprehensive income:
Net income	$50,021	—	—	—	50,021	—	50,021
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	623	—	—	—	—	623	623
Unrealized losses on derivative instruments	(1,389)	—	—	—	—	(1,389)	(1,389)

Comprehensive income	$49,255

Cash dividends declared		—	—	—	(5,449)	—	(5,449)

Common stock issued for:
New issuance, net of costs		1,000	54,870	—	—	—	55,870
Business combinations		601	29,986	—	—	—	30,587
Exercise of common stock warrants		21	317	(66)	—	—	272
Director compensation plan		8	310	—	—	—	318
Employee stock purchase plan and exercises of stock options		277	7,868	—	—	—	8,145
Restricted stock awards		19	832	—	—	—	851

Balance at September 30, 2005		$23,655	$413,330	$762	$184,138	$(8,124)	$613,761

	Nine Months Ended September 30,
	2005	2004
Disclosure of reclassification amount and income tax impact:
Unrealized holding gains on available-for-sale securities arising during the period, net	$2,132	$4,785
Unrealized holding (losses) gains on derivative instruments arising during the period, net	(2,248)	51
Less: Reclassification adjustment for gains included in net income, net	1,067	1,731
Less: Income tax (benefit) expense	(417)	783

Net unrealized (losses) gains on available-for-sale securities and derivative instruments	$(766)	$2,322

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2005	2004

Operating Activities:
Net income	$50,021	$37,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,602	5,020
Depreciation and amortization	10,312	7,157
Tax benefit from exercises of stock options	3,509	3,956
Net amortization of premium on securities	2,664	1,487
Originations and purchases of mortgage loans held-for-sale	(1,722,167)	(1,010,221)
Proceeds from sales of mortgage loans held-for-sale	1,711,566	1,082,716
Decrease (increase) in trading securities, net	700	(215)
Net decrease in brokerage customer receivables	31,847	526
Gain on mortgage loans sold	(10,054)	(8,301)
Gain on sales of premium finance receivables	(4,985)	(5,365)
Gains on sales of available-for-sale securities, net	(1,067)	(1,731)
Loss (gain) on sales of premises and equipment, net	28	(573)
Increase in accrued interest receivable and other assets, net	(8,643)	(563)
Decrease in accrued interest payable and other liabilities, net	(162)	(15,391)

Net Cash Provided by Operating Activities	69,171	95,665

Investing Activities:
Proceeds from maturities of available-for-sale securities	248,925	143,428
Proceeds from sales of available-for-sale securities	1,029,764	652,014
Purchases of available-for-sale securities	(1,531,951)	(767,641)
Proceeds from sales of premium finance receivables	421,802	345,720
Net cash paid for acquisitions	(79,221)	(3,163)
Net (increase) decrease in interest-bearing deposits with banks	(1,410)	1,793
Net increase in loans	(802,816)	(796,216)
Increase in Bank Owned Life Insurance	—	(7,861)
Purchases of premises and equipment, net	(34,648)	(20,368)

Net Cash Used for Investing Activities	(749,555)	(452,294)

Financing Activities:
Increase in deposit accounts	795,812	581,702
Decrease in other borrowings, net	(150,639)	(135,251)
Decrease in notes payable, net	(5,000)	(25,000)
Increase in Federal Home Loan Bank advances, net	16,815	100,000
Proceeds from issuance of trust preferred securities, net	40,000	40,000
Redemption of trust preferred securities, net	(20,000)	—
Issuance of common stock, net of issuance costs	55,870	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	4,908	3,980
Dividends paid	(5,449)	(4,069)

Net Cash Provided by Financing Activities	732,317	561,362

Net Increase in Cash and Cash Equivalents	51,933	204,733
Cash and Cash Equivalents at Beginning of Period	176,026	168,549

Cash and Cash Equivalents at End of Period	$227,959	$373,282

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
As of September 30, 2005, Wintrust had 13 wholly-owned bank subsidiaries (collectively, “Banks”), eight of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), and Beverly Bank & Trust, N.A. (“Beverly Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005 and First Northwest Bank on March 31, 2005. In December 2004, Northview Bank’s two Northfield locations became branches of Northbrook Bank, its Mundelein location became a branch of Libertyville Bank and its Wheaton location was renamed Wheaton Bank & Trust (“Wheaton Bank”). In May 2005, First Northwest Bank was merged into Village Bank.
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
The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at each of the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998 and formerly known as Wintrust Asset Management Company. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments, LLC (“Focused”) is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, as well as the Wayne Hummer Growth Fund in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. WHI, WHAMC and Focused were acquired in 2002, and are collectively referred to as the “Wayne Hummer Companies”. In February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC.
In May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and its affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica maintains principal origination offices in ten states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank. On September 30, 2004, in connection with the acquisition of Northview Financial Corporation, the Company also acquired Northview Mortgage, LLC, a mortgage broker, which operates as a subsidiary of Wintrust.
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
(3) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2005		December 31, 2004		September 30, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$38,545	$37,213	$142,455	$140,707	$58,745	$57,747
U.S. Government agencies	649,375	645,812	550,524	545,887	313,502	312,154
Municipal	51,556	51,291	25,481	25,412	24,062	24,053
Corporate notes and other debt	8,453	8,360	8,455	8,329	12,429	12,341
Mortgage-backed	910,509	904,898	539,074	533,726	439,196	433,674
Federal Reserve/FHLB stock and other equity securities	118,909	119,039	89,286	89,416	88,425	88,856

Total available-for-sale securities	$1,777,347	$1,766,613	$1,355,275	$1,343,477	$936,359	$928,825

(4) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004
Balance:
Commercial and commercial real estate	$3,104,196	$2,465,852	$2,161,971
Home equity	620,403	574,668	552,382
Residential real estate	284,036	248,118	223,713
Premium finance receivables	794,994	770,792	764,853
Indirect consumer loans	203,673	171,926	178,285
Tricom finance receivables	39,290	29,730	31,413
Other loans	103,203	87,260	87,558

Total loans, net of unearned income	$5,149,795	$4,348,346	$4,000,175

Mix:
Commercial and commercial real estate	60%	57%	54%
Home equity	12	13	14
Residential real estate	6	5	6
Premium finance receivables	15	18	19
Indirect consumer loans	4	4	4
Tricom finance receivables	1	1	1
Other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $19.5 million at September 30, 2005, $16.9 million at December 31, 2004 and $13.7 million at September 30, 2004. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $2.6 million at September 30, 2005, $1.7 million at December 31, 2004 and $2.3 million at September 30, 2004.
(5) Deposits
The following table is a summary of deposits as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004
Balance:
Non-interest bearing	$631,460	$505,312	$449,343
NOW accounts	716,243	586,583	547,534
Wealth management deposits	398,127	390,129	364,011
Money market accounts	672,767	608,037	578,167
Savings accounts	299,536	215,697	210,236
Time certificates of deposit	3,768,970	2,798,976	2,602,302

Total deposits	$6,487,103	$5,104,734	$4,751,593

Mix:
Non-interest bearing	10%	10%	9%
NOW accounts	11	11	12
Wealth management deposits	6	8	8
Money market accounts	10	12	12
Savings accounts	5	4	4
Time certificates of deposit	58	55	55

Total deposits	100%	100%	100%

Wealth management deposits represent FDIC-insured deposits at the Banks from brokerage customers of WHI and trust and asset management customers of WHTC.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes:
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	343,355	303,501	264,104
Other borrowings:
Federal funds purchased	1,803	78,576	—
Securities sold under repurchase agreements	73,157	118,669	39,358
Other	3,952	4,679	4,685

Total other borrowings	78,912	201,924	44,043

Subordinated notes	50,000	50,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$473,267	$556,425	$359,147

The notes payable balance consists of $1.0 million of notes payable in connection with the Company’s $51.0 million loan agreement with an unaffiliated bank. The $1.0 million note is due on June 1, 2015. The Company also has a $50.0 million revolving note, which matures on June 1, 2006, pursuant to the loan agreement. The loan agreement provides the Company with borrowing capacity to support further growth, including possible acquisitions, and other corporate purposes. Interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 140 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of the Company’s bank subsidiaries. The loan agreement was amended by the Company in August 2005.
Federal Home Loan Bank advances consist of fixed rate and variable rate obligations of the Banks and are collateralized by qualifying residential real estate loans.
At September 30, 2005, securities sold under repurchase agreements represent $72.9 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $307,000 of short-term borrowings from brokers.
At September 30, 2005 other includes a $2.0 million mortgage that matures on June 1, 2006, related to the Company’s Northfield banking office and $1.7 million in borrowings at the Company’s brokerage firm to fund its securities position. In the third quarter of 2005, Wayne Hummer Investments converted its operations to an out-sourced securities clearing platform, and in connection with this conversion borrowed funds from the third party service provider.
The subordinated notes represent two $25.0 million notes, issued in October 2002 and April 2003. Each note requires annual principal payments of $5.0 million beginning after the sixth year, with final maturities in 2012 and 2013. The Company may redeem the subordinated notes at any time prior to maturity. On August 2, 2005, the Company entered into an agreement with the holder of the subordinated notes, effective as of June 7, 2005, to reduce the interest rates payable on each note from LIBOR plus 260 basis points to LIBOR plus 160 basis points. On October 25, 2005, the Company signed an additional $25.0 million subordinated note with the holder of the other subordinated notes with substantially similar terms as the other subordinated notes.

(7) Long-term Debt — Trust Preferred Securities
As of September 30, 2005 the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust I, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Trusts, are reflected as “Long-term debt — trust preferred securities” and the Common Securities are included in available-for-sale securities in the Company’s Consolidated Statements of Condition.
The following table is a summary of the Company’s Long-term debt — trust preferred securities as of September 30, 2005. The Debentures represent the par value of the obligations owed to the Trusts plus basis adjustments relating to a fair value hedge of Wintrust Capital Trust I and the unamortized fair value adjustments recognized at the acquisition dates for the Northview, Town and First Northwest obligations.

(Dollars in thousands)
					Earliest
	Trust Preferred		Issue	Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Date	Date
Wintrust Capital Trust I	$31,050	$31,742	09/30/98	09/30/28	09/30/03
Wintrust Capital Trust III	25,000	25,774	04/22/03	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/08/03	12/08/33	12/31/08
Wintrust Statutory Trust V	40,000	41,238	05/11/04	05/11/34	06/30/09
Wintrust Capital Trust VII	50,000	51,550	12/13/04	03/15/35	03/15/10
Wintrust Capital Trust VIII	40,000	41,238	08/02/05	09/30/35	09/30/10
Northview Capital Trust I	6,000	6,342	08/08/03	11/08/33	08/08/08
Town Bankshares Capital Trust I	6,000	6,380	08/08/03	11/08/33	08/08/08
First Northwest Capital Trust I	5,000	5,348	05/31/04	05/31/34	05/31/09

Total		$230,231

On August 2, 2005, the Company, through Wintrust Capital Trust VIII, issued $40 million of floating rate trust-preferred securities at a rate of LIBOR plus 145 basis points, with an initial rate of 5.15%. The proceeds from this new issuance were used in part on August 16, 2005 to fund the redemption of $20 million of trust-preferred securities of Wintrust Capital Trust II, which had a fixed rate of 10.50%.
The Company entered into several interest rate swap contracts to hedge the interest rates on the Debentures. As of September 30, 2005, approximately $187 million of the Debentures effectively had fixed rates of interest and approximately $43 million of the Debentures effectively had variable rates of interest. In the first and third quarters of 2005, interest rate swaps with a total notional amount of $135 million and $40 million, respectively, were entered into to effectively change the rates on several of the Debentures from variable rates to fixed rates. Swapping the rates on these Debentures from variable to fixed, along with the acceleration of the amortization of capitalized issuance costs related to the redemption of the trust-preferred securities of Wintrust Capital Trust II, resulted in an increase in the average rate on the Debentures in the near term. The average effective rate on the Debentures in the third quarter of 2005 was 6.55%, compared to 7.11% in the second quarter of 2005, 6.33% in the first quarter of 2005 and 5.71% in the fourth quarter of 2004.

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
The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements (including trust preferred securities), net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at September 30, 2005, the Company would still be considered well-capitalized under regulatory capital guidelines.

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

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$55,286	$35,200	$20,086	57.0%
Premium finance	10,292	12,196	(1,904)	(15.6)
Tricom	1,065	965	100	10.4
Wealth management	204	1,213	(1,009)	(83.2)
Parent and inter-segment eliminations	(10,778)	(10,483)	(295)	2.8

Total net interest income	$56,069	$39,091	$16,978	43.4%

Non-interest income:
Banking	$15,256	$11,194	$4,062	36.2%
Premium finance	1,293	1,827	(534)	(29.2)
Tricom	1,169	1,040	129	12.4
Wealth management	8,460	8,209	251	3.1
Parent and inter-segment eliminations	(815)	(823)	8	(1.0)

Total non-interest income	$25,363	$21,447	$3,916	18.3%

Segment profit (loss):
Banking	$18,742	$12,188	$6,554	53.8%
Premium finance	5,520	6,303	(783)	(12.4)
Tricom	481	390	91	23.3%
Wealth management	(640)	28	(668)	N/M
Parent and inter-segment eliminations	(6,266)	(5,834)	(432)	7.4

Total segment profit	$17,837	$13,075	$4,762	36.4%

Segment assets:
Banking	$7,871,449	$5,724,633	$2,146,816	37.5%
Premium finance	826,384	772,146	54,238	7.0
Tricom	52,982	45,440	7,542	16.6
Wealth management	41,230	77,316	(36,086)	(46.7)
Parent and inter-segment eliminations	(898,542)	(802,249)	(96,293)	(12.0)

Total segment assets	$7,893,503	$5,817,286	$2,076,217	35.7%

N/M = Not meaningful

The following table presents a summary of certain operating information for each reportable segment for nine months ended for the period shown:

	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$155,689	$100,335	$55,354	55.2%
Premium finance	31,379	37,875	(6,496)	(17.2)
Tricom	2,994	2,714	280	10.3
Wealth management	1,268	3,887	(2,619)	(67.4)
Parent and inter-segment eliminations	(31,422)	(32,492)	1,070	(3.3)

Total net interest income	$159,908	$112,319	$47,589	42.4%

Non-interest income:
Banking	$39,685	$28,698	$10,987	38.2%
Premium finance	4,985	5,365	(380)	(7.1)
Tricom	3,308	2,927	381	13.0
Wealth management	26,567	26,601	(34)	(0.1)
Parent and inter-segment eliminations	(2,585)	(1,963)	(622)	31.7

Total non-interest income	$71,960	$61,628	$10,332	16.8%

Segment profit (loss):
Banking	$51,263	$33,706	$17,557	52.1%
Premium finance	17,163	19,709	(2,546)	(12.9)
Tricom	1,282	1,000	282	28.2
Wealth management	(1,328)	763	(2,091)	(274.0)
Parent and inter-segment eliminations	(18,359)	(18,015)	(344)	2.0

Total segment profit	$50,021	$37,163	$12,858	34.6%

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
The following table provides summary information related to the interest rate swaps used by the Company for interest rate risk management and designated as accounting hedges as of dates indicated (in thousands):

			September 30, 2005		December 31, 2004
		Maturity	Notional	Fair	Notional	Fair
Hedged Instrument	Type of Hedge	Date	Amount	Value	Amount	Value
Subordinated note	Cash Flow	10/29/2012	$25,000	$383	$25,000	$(215)
Trust preferred securities	Fair Value	09/30/2028	31,050	(269)	31,050	(129)
Trust preferred securities	Cash Flow	04/07/2033	25,000	(120)	—	—
Trust preferred securities	Cash Flow	12/08/2033	20,000	(344)	—	—
Trust preferred securities	Cash Flow	05/11/2034	40,000	(722)	—	—
Trust preferred securities	Cash Flow	03/15/2035	50,000	(838)	—	—
Trust preferred securities	Cash Flow	09/30/2035	40,000	(776)	—	—

			$231,050	$(2,686)	$56,050	$(344)

The interest rate swaps hedging the trust-preferred securities provide the counterparties with a call option that mirrors the call options in the respective trust-preferred securities. (Refer to Note 7 for early termination dates of trust-preferred securities). Similarly, the interest rate swap hedging the subordinated note provides for annual reductions of $5.0 million of the notional amount to coincide with the terms of the subordinated note.
All of the interest rate derivatives designated as hedges in SFAS 133 relationships were considered highly effective during the three months ending September 30, 2005, and none of the changes in fair value of these derivatives was attributed to hedge ineffectiveness.
The Company had no interest rate cap contracts outstanding at September 30, 2005, December 31, 2004 or September 30, 2004.
Derivatives Not Designated as Hedges
The Company does not enter into derivatives for purely speculative purposes. However, certain derivatives have not been designated in a SFAS 133 hedge relationship. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At September 30, 2005, the Company had approximately $149 million of interest rate lock commitments and $271 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $513,000 and a derivative liability of $457,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
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
There were no covered call options outstanding as of September 30, 2005, December 31, 2004 or September 30, 2004.

(10) Business Combinations
The Company completed two business combinations in the first quarter of 2005 and four business combinations in 2004. All were accounted under the purchase method of accounting; thus, the results of operations prior to their respective effective dates were not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles and other fair value purchase accounting adjustments were recorded upon the completion of each acquisition.
On March 31, 2005, Wintrust completed the acquisition of First Northwest Bancorp, Inc. (“FNBI”) and its wholly-owned subsidiary, First Northwest Bank. FNBI was acquired for a total purchase price of $44.7 million, consisting of $14.5 million cash, the issuance of 595,123 shares of Wintrust’s common stock (then valued at $30.0 million) and vested stock options valued at $238,000. FNBI’s results of operations have been included in Wintrust’s results of operations since April 1, 2005. In May 2005, First Northwest Bank was merged into Village Bank.
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
On September 30, 2004, Wintrust completed the acquisition of Northview Financial Corporation (“Northview”) and its wholly-owned subsidiaries, Northview Bank and Northview Mortgage, LLC. Northview was acquired for a total purchase price of $48.0 million, consisting of $21.0 million cash, the issuance of 457,148 shares of Wintrust’s common stock (then valued at $25.1 million) and vested stock options valued at $1.9 million. On December 13, 2004, Northview Bank’s two branches in Northfield became branches of Northbrook Bank, its Mundelein branch became a branch of Libertyville Bank and its bank charter was moved to its Wheaton branch and the bank was renamed Wheaton Bank & Trust Company. Northview’s results of operations have been included in Wintrust’s consolidated financial statements since October 1, 2004.
In May 2004, Wintrust completed the acquisitions of SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica and Guardian were acquired for a total purchase price of $19.5 million, consisting of $11.0 million cash and the issuance of 180,438 shares of Wintrust’s common stock (then valued at $8.5 million). Wintrust is obligated to pay additional contingent consideration in connection with these acquisitions upon WestAmerica’s and Guardian’s attainment of certain net income levels through June 30, 2009. The additional consideration, if any, will be recorded when the additional consideration is deemed, beyond a reasonable doubt, to have been earned. WestAmerica’s and Guardian’s results of operations have been included in Wintrust’s consolidated financial statements since May 1, 2004, the effective date of the acquisitions.

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
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	September 30,
(Dollars in thousands)	2005	Acquired	Losses	2005
Banking	$91,011	$82,019	$—	$173,030
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	13,492	461	—	13,953
Parent and other	—	—	—	—

Total	$113,461	$82,480	$—	$195,941

The increase in the Banking segment’s goodwill in the first nine months of 2005 relates to $53.8 million recorded in connection with the acquisition of Antioch and $28.4 million in connection with the acquisition of FNBI, offset by a net reduction in goodwill of approximately $188,000 related to adjustments of prior estimates of fair values associated with 2004 acquisitions of Guardian Real Estate Services, Inc., Northview Financial Corporation and Town Bankshares.
The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of Lake Forest Capital Management (“LFCM”) as a result of attaining certain performance measures pursuant to the terms of the LFCM purchase agreement. Wintrust could pay additional consideration pursuant to this transaction through January 2007. LFCM was merged into WHAMC.
At September 30, 2005 and 2004, Wintrust had $18.5 million and $4.6 million, respectively, in unamortized finite-lived intangible assets, classified on the Consolidated Statement of Condition as other intangible assets. These other intangible assets relate to the portion of the purchase price assigned to the value of core deposit intangibles in each of the bank acquisitions and to the value of customer lists in the acquisitions of WHAMC and LFCM. Since September 30, 2004, $16.9 million of core deposit intangibles were booked related to the four bank acquisitions completed in 2004 and 2005. Core deposit intangibles and wealth management customer lists accounted for $17.2 million and $1.3 million, respectively, of the other intangible assets as of September 30, 2005. Core deposit intangibles are being amortized on an accelerated basis over ten-year periods and the values assigned to the customer lists of LFCM and WHAMC are being amortized on an accelerated basis over seven years.
Estimated amortization expense on finite-lived intangible assets for the years ended 2005 through 2009 are as follows:

(Dollars in thousands)
Actual in 9 months ended September 30, 2005	$2,509
Estimated remaining in 2005	884
Estimated - 2006	2,956
Estimated - 2007	2,423
Estimated - 2008	2,033
Estimated - 2009	1,873

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
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2005	2004	2005	2004
Net income
As reported	$17,837	$3,075	$50,021	$37,163
Compensation cost of stock options based on fair value, net of related tax effect	(904)	(608)	(2,404)	(1,673)

Pro forma	$16,933	$12,467	$47,617	$35,490

Earnings per share — Basic
As reported	$0.76	$0.64	$2.18	$1.83
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)	(0.03)	(0.11)	(0.09)

Pro forma	$0.72	$0.61	$2.07	$1.74

Earnings per share — Diluted
As reported	$0.72	$0.60	$2.07	$1.71
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)	(0.03)	(0.10)	(0.07)

Pro forma	$0.68	$0.57	$1.97	$1.64

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
Included in the determination of net income as reported is compensation expense related to restricted share awards of $660,000 ($408,000 net of tax) in the third quarter of 2005 and $183,000 ($112,000 net of tax) in the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, net income as reported included compensation expense related to restricted share awards of $1.8 million ($1.1 million net of tax) and $538,000 ($330,000 net of tax), respectively.
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
Alternative phase-in methods are allowed under SFAS 123R, which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, Wintrust’s effective date for implementation of SFAS 123R is January 1, 2006. The Company plans to adopt the “modified prospective” method provided for in SFAS 123R, in which compensation cost is recognized for all equity awards granted after the effective date based on the requirements of SFAS 123R and, for all equity awards granted prior to the effective date that remain unvested on the effective date based on the requirements of

SFAS 123. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. As permitted by SFAS 123, the Company currently accounts for stock options granted to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share previously in this Note. Wintrust expects to adopt SFAS 123R on January 1, 2006.
(13) Earnings Per Share
Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options, restricted stock units awards, stock warrants and shares to be issued under the employee stock purchase plan and the Directors Deferred Fee and Stock Plan.
The following table shows the computation of basic and diluted EPS for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income	$17,837	$13,075	$50,021	$37,163

Average common shares outstanding	23,615	20,541	22,990	20,347
Effect of dilutive potential common shares	1,156	1,345	1,159	1,327

Weighted average common shares and effect of dilutive potential common shares	24,771	21,886	24,149	21,674

Net income per common share:
Basic	$0.76	$0.64	$2.18	$1.83

Diluted	$0.72	$0.60	$2.07	$1.71

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2005, compared with December 31, 2004, and September 30, 2004, and the results of operations for the three and nine-month periods ended September 30, 2005 and 2004 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company engaged in the business of providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
The Company’s community banking franchise consists of 13 community banks (the “Banks”) with 59 locations. The Company developed its banking franchise through the de novo organization of eight banks (42 locations) and the purchase of six banks, one of which was merged into another of our banks, with 17 locations. Wintrust acquired First Northwest Bank, with two banking locations, on March 31, 2005, and in May 2005, merged its charter into Village Bank. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $7.89 billion in total assets at September 30, 2005 from $5.82 billion in total assets at September 30, 2004, an increase of 36%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks, except Beverly Bank, has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005

Following is a summary of the activity related to the expansion of the Company’s banking franchise since September 30, 2004:
2005 Banking Expansion Activity
•	New branch locations:
➢	Buffalo Grove Bank & Trust, a branch of Northbrook Bank

➢	Lake Bluff — drive through facility added to existing banking office; a branch of Lake Forest Bank

➢	Northwest Highway in Barrington, a branch of Barrington Bank

➢	Palatine Bank & Trust, a branch of Barrington Bank
•	Acquisitions:
➢	State Bank of The Lakes, with locations in Antioch, Lindenhurst, Grayslake, Spring Grove and McHenry

➢	First Northwest Bank, with two locations in Arlington Heights
•	Branch Closure:
➢	Wayne Hummer Bank (a convenience facility in WHI’s Chicago office), a branch of North Shore Bank
2004 Banking Expansion Activity
•	New branch locations:
➢	Sauganash, a branch of North Shore Bank
•	Acquisitions:
➢	Town Bank, with locations in Delafield and Madison, Wisconsin
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
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $663 million in loan (premium finance receivables) volume in the third quarter of 2005, $2.0 billion in the first nine months of 2005 and $1.9 billion in the first nine months of 2004. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. FIFC sold approximately $137 million, or 21%, of the receivables generated in the third quarter of 2005 to an unrelated third party while retaining servicing rights. The Company began selling premium finance receivables to a third party in 1999. The Company’s strategy is to maintain its average loan-to-deposit ratio in the range of 85-90% as well as to be asset-driven, achieving both of these objectives through the sale of premium finance receivables. During the third quarter of 2005, the Company’s average loan-to-deposit ratio was 83%, slightly below the target range. This was due to deposit growth at recently opened de novo locations exceeding expectations coupled with strong but slower loan origination growth. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

As part of its continuing strategy to enhance and diversify its earning asset base and revenue stream, in May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in ten states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with an enhanced loan origination and documentation system which allows each firm to better utilize existing operational capacity and improve the product offering for the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be purchased by the Banks for their loan portfolios resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base. In connection with the Company’s acquisition of Northview Bank in September 2004, the Company also acquired Northview Mortgage, LLC, a mortgage broker. Mortgage banking activities are also performed by the Banks.
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
Wealth Management
Wintrust’s strategy also includes building and growing its wealth management business, which includes trust, investment, asset management and securities brokerage services marketed primarily marketed under the Wayne Hummer name. In February 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprised of Wayne Hummer Investments LLC (“WHI”), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company “WHAMC”) and Focused Investments LLC (“Focused”), each based in the Chicago area. To further augment its wealth management business, in February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor. LFCM was merged into WHAMC.
WHI, a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin. As of September 30, 2005, WHI also has branch locations in offices at Lake Forest Bank, Hinsdale Bank, Libertyville Bank, Barrington Bank, Crystal Lake Bank, Advantage Bank, North Shore Bank, Wheaton Bank, Northbrook Bank and Town Bank. The Company plans to open WHI offices at each of the Banks. WHI is a member of the New York Stock Exchange (“NYSE”), the American Stock Exchange and the National Association of Securities Dealers (“NASD”). In connection with WHI’s conversion to an out-sourced securities clearing platform in the third quarter of 2005, early in the fourth quarter of 2005, WHI accepted an offer to sell its NYSE seat to an unaffiliated third party. The transaction is expected to close near year end. Focused, a NASD member broker/dealer, is a wholly-owned subsidiary of

WHI and provides a full range of investment services to clients through a network of relationships with unaffiliated community-based financial institutions located primarily in Illinois.
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
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	September 30,	December 31,	September 30
(Dollars in thousands)	2005	2004	2004
WHTC	$659,952	$633,053	$644,248
WHAMC (1)	871,985	854,327	813,460
WHAMC’s proprietary mutual funds	167,539	187,080	176,095
WHI — brokerage assets in custody	5,000,000	5,100,000	4,900,000

(1)	Excludes the proprietary mutual funds managed by WHAMC
The decrease in the managed assets in WHAMC’s proprietary mutual funds from the third quarter of 2004 and year end 2004, relates to the liquidation of the Wayne Hummer Core Portfolio Fund in the first quarter of 2005. This fund had a balance of $12.9 million as of September 30, 2004 and $12.0 million as of December 31, 2004.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2005, as compared to the same periods of last year, are shown in the table below:

	Nine Months	Nine Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	September 30, 2005	September 30, 2004	Change
Net income	$50,021	$37,163	35%
Net income per common share — Diluted	2.07	1.71	21
Net revenue (1)	231,868	173,947	33
Net interest income	159,908	112,319	42
Net interest margin (5)	3.19%	3.16%	3	bp
Core net interest margin (2)(5)	3.40	3.30	10
Net overhead ratio (3)	1.36	1.25	11
Efficiency ratio (4) (5)	63.70	63.74	(4)
Return on average assets	0.90	0.95	(5)
Return on average equity	11.48	13.46	(198)

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	September 30, 2005	September 30, 2004	Change
Net income	$17,837	$13,075	36%
Net income per common share — Diluted	0.72	0.60	20
Net revenue (1)	81,432	60,538	35
Net interest income	56,069	39,091	43
Net interest margin (5)	3.18%	3.17%	1	bp
Core net interest margin (2) (5)	3.39	3.32	7
Net overhead ratio (3)	1.27	1.25	2
Efficiency ratio (4) (5)	61.61	64.29	(268)
Return on average assets	0.91	0.96	(5)
Return on average equity	11.83	13.56	(173)

At end of period
Total assets	$7,893,503	$5,817,286	36%
Total loans	5,149,795	4,000,175	29
Total deposits	6,487,103	4,751,593	37
Long-term debt — trust preferred securities	230,231	146,465	57
Total shareholders’ equity	613,761	430,153	43
Book value per common share	25.95	20.42	27
Market price per common share	50.26	57.28	(12)
Allowance for loan losses to total loans	0.79%	0.79%	—	bp
Non-performing assets to total assets	0.34	0.33	1

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
(A) Interest income (GAAP)	$106,472	$65,377	$292,470	$184,683
Taxable-equivalent adjustment:
- Loans	123	123	427	330
- Liquidity management assets	221	39	555	173
- Other earning assets	2	10	15	39

Interest income — FTE	$106,818	$65,549	$293,467	$185,225
(B) Interest expense (GAAP)	50,403	26,286	132,562	72,364

Net interest income — FTE	$56,415	$39,263	$160,905	$112,861

(C) Net interest income (GAAP) (A minus B)	$56,069	$39,091	$159,908	$112,319
Net interest income — FTE	$56,415	$39,263	$160,905	$112,861
Add: Interest expense on long-term debt — trust preferred securities, net (1)	3,683	1,919	10,481	4,938

Core net interest income — FTE (2)	$60,098	$41,182	$171,386	$117,799

(D) Net interest margin (GAAP)	3.16%	3.15%	3.17%	3.14%
Net interest margin — FTE	3.18%	3.17%	3.19%	3.16%
Core net interest margin — FTE (2)	3.39%	3.32%	3.40%	3.30%
(E) Efficiency ratio (GAAP)	61.87%	64.47%	63.97%	63.94%
Efficiency ratio — FTE	61.61%	64.29%	63.70%	63.74%

(1)	Interest expense from the long-term debt — trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

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
Net Income
Net income for the quarter ended September 30, 2005 totaled $17.8 million, an increase of $4.7 million, or 36%, over the $13.1 million recorded in the third quarter of 2004. On a per share basis, net income for the third quarter of 2005 totaled $0.72 per diluted common share, an increase of $0.12 per share, or 20%, as compared to the 2004 third quarter total of $0.60 per diluted common share. The return on average equity for the third quarter of 2005 was 11.83%, compared to 13.56% for the prior year quarter.
Net income for the first nine months of 2005, totaled $50.0 million, an increase of $12.8 million, or 35%, compared to $37.2 million for the same period in 2004. On a per share basis, net income per diluted common share was $2.07 for the first nine months of 2005, an increase of $0.36 per share, or 21%, compared to $1.71 for the first nine months of 2004. Return on average equity for the first nine months of 2005 was 11.48% versus 13.46% for the same period of 2004.
The lower growth rate in the earnings per share as compared to net income for the third quarter and for the nine months ended September 30, 2005 as well as the lower return on average equity in the 2005 periods compared to the same periods of 2004 are due primarily to increases in the average number of common shares outstanding. Common shares outstanding increased 12% (2.6 million shares) from September 30, 2004 to September 30, 2005. The increase in the number of common shares outstanding was due primarily from the issuance of 1.0 million new shares in March 2005, 372,535 new shares in October 2004 in connection with the acquisition of Town Bankshares, Ltd., and 595,123 new shares in March 2005 in connection with the acquisition of First Northwest Bancorp, Inc.
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

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended September 30, 2005 totaled $56.4 million, an increase of $17.1 million, or 44%, as compared to the $39.3 million recorded in the same quarter of 2004. This increase is primarily attributable to increases in the Company’s earning asset base. In the third quarter of 2005, average loans, the highest yielding component of the earning asset base, represented 75% of total earning assets and increased $1.5 billion, or 39%, over the third quarter of 2004. The table on page 28 presents a summary of the dollar amount of changes in tax-equivalent net interest income attributable to changes in the volume of earning assets and changes in the rates earned and paid during the third quarter of 2005 compared to the same period of 2004 as well as the second quarter of 2005. The table on page 28 also summarizes activity for the first nine months of 2005 compared to the same period of 2004.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2005			September 30, 2004
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,752,224	$17,346	3.93%	$1,084,180	$10,570	3.88%
Other earning assets (2) (3)(8)	9,894	180	7.21	39,292	434	4.39
Loans, net of unearned income(2) (4) (8)	5,289,745	89,292	6.70	3,812,734	54,545	5.69

Total earning assets (8)	$7,051,863	$106,818	6.01%	$4,936,206	$65,549	5.28%

Allowance for loan losses	(41,182)			(29,584)
Cash and due from banks	161,794			100,436
Other assets	606,728			423,691

Total assets	$7,779,203			$5,430,749

Interest-bearing deposits	$5,733,021	$41,913	2.90%	$3,952,110	$21,044	2.12%
Federal Home Loan Bank advances	346,057	3,127	3.59	244,017	2,186	3.56
Notes payable and other borrowings	119,585	869	2.88	97,561	346	1.41
Subordinated notes	50,000	697	5.45	50,000	723	5.66
Long-term debt — trust preferred securities	226,698	3,797	6.55	139,838	1,987	5.56

Total interest-bearing liabilities	$6,475,361	$50,403	3.08%	$4,483,526	$26,286	2.33%

Non-interest bearing deposits	617,547			432,695
Other liabilities	88,074			130,994
Equity	598,221			383,534

Total liabilities and shareholders’ equity	$7,779,203			$5,430,749

Interest rate spread (5) (8)			2.93%			2.95%
Net free funds/contribution (6)	$576,502		0.25	$452,680		0.22

Net interest income/Net interest margin (8)		$56,415	3.18%		$39,263	3.17%

Core net interest margin (7) (8)			3.39%			3.32%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended September 30, 2005 and 2004 were $346,000 and $172,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the third quarter of 2005 the net interest margin was 3.18%, an increase of one basis point when compared to the net interest margin of 3.17% in the prior year third quarter, and a one basis point decrease when compared to the net interest margin of 3.19% in the second quarter of 2005. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.39% for the third quarter of 2005, 3.32% for the third quarter of 2004 and 3.40% for the second quarter of 2005.
The net interest margin increase of one basis point in the third quarter of 2005 compared to the third quarter of 2004 resulted as the yield on earning assets increased by 73 basis points, the rate paid on interest-bearing liabilities increased by 75 basis points and the contribution from net free funds increased by three basis points. The earning asset yield increase was primarily attributable to a 101 basis point increase in the yield on loans. The higher loan yield is reflective of the interest rate increases effected by the Federal Reserve Bank offset somewhat by continued competitive loan pricing pressures, including the pricing related to the premium finance receivables portfolio. The interest-bearing liability rate increase of 75 basis points was due to higher costs of retail deposits as rates have generally risen in the past 12 months, continued competitive pricing pressures on fixed-maturity time deposits in most markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition. Combined, these factors caused a slight decline in the third quarter 2005 net interest margin compared to the second quarter of 2005. Overall, the Company believes it is well positioned for expected future rate increases.
The yield on total earning assets for the third quarter of 2005 was 6.01% as compared to 5.28% in the third quarter of 2004. The increase of 73 basis points from the third quarter of 2004 resulted primarily from the rising interest rate environment in the last 15 months offset by the effects of a flattening yield curve. The third quarter 2005 yield on loans was 6.70%, a 101 basis point increase when compared to the prior year third quarter yield of 5.69%. Compared to the second quarter of 2005, the yield on earning assets increased 19 basis points primarily as a result of a 29 basis point increase in the yield on total loans, offset by a 14 basis point decline in the yield on liquidity management assets. The liquidity management asset yield decline was attributable to higher levels of lower yielding short-term investments.
The average loan to average deposit ratio was 83.3% in the third quarter of 2005, 87.0% in the third quarter of 2004 and 82.8% in the second quarter of 2005. Expansion of the net interest margin in the past two quarters has been hampered by the loan to deposit ratio falling below the Company’s targeted range of 85% to 90% as deposit growth at recently opened de novo branches was very strong and loan originations were slightly slower than expected as the Company chooses not to compromise on underwriting standards when competing for loan balances. The heavier reliance in both the second and third quarters of 2005 on lower- yielding liquidity management assets has contributed to the slightly lower net interest margin levels. Additionally, during the third quarter of 2005, the brokerage customer receivables component of other earning assets ceased being an asset of the Company’s broker dealer subsidiary as a result of the conversion to an out-sourced securities clearing platform. This asset typically had a higher yield than total liquidity management assets. This restricted net interest margin improvement in the third quarter of 2005.
The rate paid on interest-bearing deposits increased to 2.90% in the third quarter of 2005 as compared to 2.12% in the third quarter of 2004. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 4.50% in the third quarter of 2005 compared to 3.89% in the third quarter of 2004 as a result of higher overnight funding costs, the additional trust preferred borrowings added in 2004 and the acceleration of the unamortized issuance costs related to the Company’s 10.50% Cumulative Trust Preferred Securities that were redeemed in August 2005. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2004
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,660,785	$49,602	3.99%	$1,047,334	$29,858	3.81%
Other earning assets (2) (3)(8)	25,043	1,099	5.87	38,045	1,170	4.11
Loans, net of unearned income (2) (4) (8)	5,055,228	242,766	6.42	3,688,532	154,197	5.58

Total earning assets (8)	$6,741,056	$293,467	5.82%	$4,773,911	$185,225	5.18%

Allowance for loan losses	(40,016)			(28,262)
Cash and due from banks	156,898			101,741
Other assets	579,743			353,068

Total assets	$7,437,681			$5,200,458

Interest-bearing deposits	$5,425,910	$107,172	2.64%	$3,813,646	$57,909	2.03%
Federal Home Loan Bank advances	328,561	8,744	3.56	207,890	5,752	3.70
Notes payable and other borrowings	191,109	3,553	2.49	141,538	1,476	1.39
Subordinated notes	50,000	2,297	6.06	50,000	2,130	5.60
Long-term debt — trust preferred securities	213,637	10,796	6.66	120,247	5,097	5.57

Total interest-bearing liabilities	$6,209,217	$132,562	2.85%	$4,333,321	$72,364	2.23%

Non-interest bearing deposits	582,271			372,994
Other liabilities	63,867			125,350
Equity	582,326			368,793

Total liabilities and shareholders’ equity	$7,437,681			$5,200,458

Interest rate spread (5) (8)			2.97%			2.95%
Net free funds/contribution (6)	$531,839		0.22	$440,590		0.21

Net interest income/Net interest margin (8)		$160,905	3.19%		$112,861	3.16%

Core net interest margin (7) (8)			3.40%			3.30%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2005 and 2004 were $997,000 and $542,000 respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
The tax-equivalent net interest income for the nine months ending September 30, 2005 totaled $160.9 million, an increase of $48.0 million, or 43%, compared to the $112.9 million recorded for the same period in 2004. The year-to-date net interest margin was 3.19%, an increase of three basis points when compared to the net interest margin of 3.16% in the prior year. The net interest margin increase of three basis points in the first nine months of 2005 compared to the first nine months of 2004 resulted as the yield on earning assets increased by 64 basis points, the rate paid on interest-bearing liabilities increased by 62 basis points and the contribution from net free funds increased by one basis point. As discussed previously, expansion of the Company’s net interest margin has been restricted by a lower loan to deposit ratio. The average loan to average deposit ratio, on a year-to-date basis, was 84.1% in 2005 and 88.1% in 2004.
The yield on total earning assets for the first nine months of 2005 was 5.82% compared to 5.18% in 2004, an increase of 64 basis points resulting primarily from the effect of higher yields on loans. Average loans, the highest yielding component of the earning asset base, increased $1.4 billion, or 37%, in the first nine months of 2005 compared to the prior year period. The average yield on loans during the nine months ended September 30, 2005, was 6.42%, an increase of 84 basis points compared to 5.58% for the same period of 2004.

The rate paid on interest-bearing liabilities for the first nine months of 2005 was 2.85% compared to 2.23% in the first nine months of 2004, an increase of 62 basis points. Deposits accounted for 87% of total interest bearing liabilities in the first nine months of 2005 and 88% in the same period of 2004. The average rate paid on deposits was 2.64% in the first nine months of 2005, an increase of 61 basis points compared to the average rate of 2.03% in the first nine months of 2004.
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended September 30, 2005 and June 30, 2005, the nine-month periods ended September 30, 2005 and September 30, 2004 and the three-month periods ended September 30, 2005 and September 30, 2004. The reconciliation sets forth the change in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter	First Nine Months	Third Quarter
	of 2005	of 2005	of 2005
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2005	of 2004	of 2004
Tax-equivalent net interest income for comparative period	$54,206	$112,861	$39,263
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	2,330	44,099	16,218
Change due to interest rate fluctuations (rate)	(710)	4,358	934
Change due to number of days in each period	589	(413)	—

Tax-equivalent net interest income for the period Ended September 30, 2005	$56,415	$160,905	$56,415

Non-interest Income
For the third quarter of 2005, non-interest income totaled $25.4 million and increased $3.9 million compared to the prior year third quarter. For the nine months ended September 30, 2005, non-interest income totaled $72.0 million, an increase of $10.3 million, or 17%, compared to the same period of 2004. The increase in non-interest income in the quarter and year-to-date periods is primarily a result of higher mortgage banking revenue, higher levels of fees on covered call transactions and the impact of the recent acquisitions offset by lower wealth management fees, lower gain on sales of premium finance receivables and lower net available-for-sale securities gains.
Non-interest income as a percentage of net revenue decreased to 31% in the third quarter of 2005, from 35% in the third quarter of 2004. Similarly, for the nine months ending September 30, 2005, non-interest income as a percentage of net revenue was 31%, compared to 35% for the same period of 2004. The Company uses this as a measuring stick as it works towards balancing the mix of net interest income and non-interest income. The impact of the four community bank acquisitions in the last twelve months, has reduced this ratio as their revenue mix is more heavily weighted towards net interest income.
The following tables present non-interest income by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage fees	$4,454	$4,984	$(530)	(10.6)%
Trust and asset management fees	2,496	2,179	317	14.5

Total wealth management fees	6,950	7,163	(213)	(3.0)

Mortgage banking revenue	7,773	5,292	2,481	46.9
Service charges on deposit accounts	1,518	998	520	52.1
Gain on sales of premium finance receivables	1,602	1,827	(225)	(12.3)
Administrative services revenue	1,169	1,040	129	12.5
Net available-for-sale securities gains	89	878	(789)	(89.9)
Other:
Fees from covered call and put options	3,998	2,669	1,329	49.8
Bank Owned Life Insurance	701	520	181	34.7
Miscellaneous	1,563	1,060	503	47.5

Total other	6,262	4,249	2,013	47.4

Total non-interest income	$25,363	$21,447	$3,916	18.3%

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage fees	$15,368	$17,141	$(1,773)	(10.3)%
Trust and asset management fees	7,343	6,518	825	12.6

Total wealth management fees	22,711	23,659	(948)	(4.0)

Mortgage banking revenue	19,855	12,549	7,306	58.2
Service charges on deposit accounts	4,451	2,944	1,507	51.2
Gain on sales of premium finance receivables	4,985	5,365	(380)	(7.1)
Administrative services revenue	3,307	2,927	380	13.0
Net available-for-sale securities gains	1,067	1,731	(664)	(38.4)
Other:
Fees from covered call and put options	9,375	7,285	2,090	28.7
Bank Owned Life Insurance	1,850	1,542	308	19.9
Miscellaneous	4,359	3,626	733	20.2

Total other	15,584	12,453	3,131	25.1

Total non-interest income	$71,960	$61,628	$10,332	16.8%

Wealth management fees are comprised of the trust and asset management revenues generated by Wayne Hummer Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at the Wayne Hummer Companies. Wealth management fees totaled $7.0 million in the third quarter of 2005, a $213,000, or 3%, decrease from the $7.2 million recorded in the third quarter of 2004. For the nine months ended September 30, 2005, wealth management fees decreased $948,000, or 4%, compared to the same period last year. As noted in the above tables, in both the quarterly and year-to-date periods, the decrease in total wealth management fees is a result of decreases in retail brokerage revenue offset by increases in trust and asset management fees. Brokerage fees are impacted by trading volumes and trust and asset management fees are affected by the valuations of the equity securities under management. Revenue from retail brokerage trading in the debt and equity markets in the third quarter 2005, declined $530,000 when compared to the third quarter of 2004 and $939,000 compared to the second quarter of 2005. The conversion to an out-sourced securities clearing platform in the third quarter of 2005 temporarily impacted the operations of Wayne Hummer Investments. The impact was felt before, during and after the conversion period through lower trading volumes, restricted levels of new customer acquisitions and restricted efforts to recruit new brokers. The Company anticipates recognizing the revenue enhancement capabilities and cost saving opportunities of this new platform in future periods. Wintrust’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream. Total assets under management and/or administration by WHTC and WHAMC were $1.7 billion at September 30, 2005 and $1.6 billion at September 30, 2004.
Mortgage banking revenue includes revenue from activities related to originating and selling residential real estate loans into the secondary market. With the addition of WestAmerica and Guardian in May 2004, this revenue line now includes gains on the sales of mortgage loans to the secondary market, origination fees, rate lock commitment fees, document preparation fees, the impact of the capitalizing servicing rights on loans sold and serviced by certain Wintrust subsidiary banks, the impact of amortizing and valuing the capitalized servicing right asset and the impact of valuing mortgage banking derivatives as required by SFAS 133. For the quarter ended September 30, 2005, mortgage banking revenue totaled $7.8 million, an increase of $2.5 million, or 47% when compared to the same quarter of 2004. Mortgage banking revenue increased $7.3 million, or 58%, in the first nine months of 2005 compared to the same period of 2004. The acquisitions of WestAmerica and Guardian were the primary contributors to the increase in mortgage banking revenue in the quarterly and year-to-date periods. Mortgage banking revenue is a continuous source of revenue for the Company; however, it is significantly impacted by mortgage interest rates.
Service charges on deposit accounts totaled $1.5 million for the third quarter of 2005, an increase of $520,000, or 52%, compared to the same quarter of 2004. On a year-to-date basis, service charges on deposit accounts totaled $4.5 million, an increase of 51% compared to the same period of 2004. The increases in the quarterly and year-to-date periods were primarily due to the impact of the four bank acquisitions in 2004 and 2005. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to an unrelated third party. The majority of the receivables originated by FIFC are purchased by the Banks to more fully utilize their lending capacity. However, the company has been selling premium finance receivables to an unrelated third party, with servicing retained, since 1999. Having a program in place to sell premium finance receivables to a third party allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue.
In the third quarter of 2005, the Company sold $137 million of premium finance receivables to a third party and recognized gains of $1.6 million related to this activity, compared with $1.8 million of recognized gains in the third quarter of 2004 on sales of $120 million. On a year-to-date basis, the Company recognized gains of $5.0 million in 2005 on sales of $422 million, compared to $5.4 million in 2004 on sales of $346 million of receivables. Recognized gains related to this activity are significantly influenced by the spread between the net yield on the loans sold and the rate passed on to the purchaser. The net yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread ranged from 2.91% to 3.74% in the first nine months of 2005, compared to a range of 4.70% to 4.84% in the first nine months of 2004. The spreads narrowed as yields on the premium finance receivables have not risen commensurately with increases in short term rates. The lower amount of gain recognized in the third quarter of 2005 compared to the prior year quarter, was primarily due to the lower interest rate spreads on the loans sold. The Company continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the terms of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as adjustments to the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the third quarter of 2005, clean up calls resulted in increased gains (primarily from reversing the remaining balances of the related liability for the Company’s recourse obligation related to the loans) of approximately $47,000, compared to $95,000 in the third quarter of 2004. Estimated credit losses were reduced to 0.15% of the estimated average balances for loans sold in the second and third quarters of 2005, compared to an estimate of 0.25% for loans sold in the first nine months of 2004 and the first quarter of 2005. The decrease in estimated credit losses was warranted due to a lower level of non-performing premium finance receivables and a low level of net charge-offs in the overall premium finance receivables portfolio. (See “Allowance for Loan Losses” section later in this report for more details.) The estimated average terms of the loans was increased during the second quarter of 2005 to approximately 9 months from 8 months. The applicable discount rate used in determining gains related to this activity was unchanged during 2004 and 2005.
At September 30, 2005, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $265 million. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At September 30, 2005, the recourse obligation carried in other liabilities was approximately $379,000.
Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first nine months of 2005 and 2004 for premium finance receivables sold and serviced for others, totaled $124,000 and $131,000, respectively. At September 30, 2005, non-performing loans related to this sold portfolio were approximately $3.2 million, or 1.22%, of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
Wintrust has a strategy of targeting its average loan-to-deposit ratio in the range of 85-90%. During the third quarter of 2005, the ratio was approximately 83%. In the short-term, the ratio was slightly below the targeted range as deposit growth at recently opened de novo branches and acquired banks was very strong and loan originations were slightly slower than expected as the Company chose not to compromise on underwriting standards when competing for loan balances. Consistent with the Company’s strategy to be asset-driven and the liquidity benefits of selling a portion of the premium finance receivables originated, it is probable that similar sales of premium finance receivables will occur in the future.
The administrative services revenue contributed by Tricom added $1.2 million to total non-interest income in the third quarter of 2005, an increase of $129,000, or 12%, from the third quarter of 2004. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Although Tricom’s business is expanding, its revenue continues to reflect competitive rate pressures in the industry. Tricom also earns interest and fee income from providing short-term accounts receivable financing to this same client base, which is included in the net interest income category. On a year-to-date basis, administrative service revenue increased $380,000, or 13%.
Fees from covered call option transactions in the third quarter of 2005 and 2004 were $4.0 million and $2.7 million, respectively. On a year-to-date basis the Company recognized fee income of $9.4 million in 2005 and $7.3 million in 2004. During the first nine months of 2005, call option contracts were written against $2.4 billion of underlying securities compared to $1.2 billion in the first nine months of 2004. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio.

The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Although the Company has written put option transactions on securities deemed appropriate for the Banks’ investment portfolios, no put option contracts were written in the first nine months of 2005. These call and put option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call or put options at September 30, 2005, December 31, 2004 or September 30, 2004.
Bank Owned Life Insurance (“BOLI”) income totaled $701,000 in the third quarter of 2005 and $520,000 in the same period of 2004. This income represents adjustments to the cash surrender value of BOLI policies. The Company originally purchased $41.1 million of BOLI in 2002 to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executives’ employment contracts. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of The Lakes when Wintrust acquired the bank in January 2005. As of September 30, 2005, the Company’s recorded investment in BOLI was $69.7 million. Income attributable to changes in the cash surrender value of the BOLI policies was $1.9 million for the first nine months of 2005 and $1.5 million for the same period of 2004.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.6 million in the third quarter of 2005 and $1.1 million in the third quarter of 2004. On a year-to-date basis, miscellaneous other non-interest income totaled $4.4 million in 2005 and $3.6 million in 2004. The increases in the quarterly and year-to-date periods are primarily due to the income generated by the 2004 and 2005 bank acquisitions.
Non-interest Expense
Non-interest expense for the third quarter of 2005 totaled $50.3 million and increased $11.9 million, or 31%, from the third quarter 2004 total of $38.5 million. For the first nine months of 2005, non-interest expense totaled $147.6 million and increased $37.5 million, or 34%, from the $110.1 million reported for the first nine months of 2004. The increases in non-interest expense in the quarterly and year-to-date periods reflect the continued growth and expansion of the Banks with additional branches, the growth in the premium finance business, and the four bank acquisitions completed in 2004 and 2005. Since September 30, 2004, total loans and total deposits have increased 29% and 37%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base. Despite the increases in non-interest expense, the Company’s efficiency ratio remained fairly consistent at 63.70% for the first nine months of 2005, compared to 63.74% for the same period of 2004.
The following tables present non-interest expense by category for the periods presented:

	Three Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Salaries and employee benefits	$29,542	$23,768	$5,774	24.3%
Equipment	2,979	2,275	704	30.9
Occupancy, net	4,137	2,529	1,608	63.5
Data processing	1,917	1,257	660	52.4
Advertising and marketing	1,216	785	431	54.9
Professional fees	1,392	1,289	103	8.0
Amortization of other intangible assets	884	194	690	356.8
Other:
Commissions - 3rd party brokers	967	859	108	12.6
Postage	926	816	110	13.5
Stationery and supplies	736	587	149	25.3
Miscellaneous	5,630	4,106	1,524	37.1

Total other	8,259	6,368	1,891	29.7

Total non-interest expense	$50,326	$38,465	$11,861	30.8%

	Nine Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Salaries and employee benefits	$88,186	$66,841	$21,345	31.9%
Equipment	8,706	6,626	2,080	31.4
Occupancy, net	11,838	7,026	4,812	68.4
Data processing	5,375	3,909	1,466	37.5
Advertising and marketing	3,426	2,376	1,050	44.2
Professional fees	4,366	3,432	934	27.2
Amortization of other intangible assets	2,509	587	1,922	327.5
Other:
Commissions - 3rd party brokers	2,882	3,092	(210)	(6.8)
Postage	2,825	2,164	661	30.5
Stationery and supplies	2,378	1,747	631	36.2
Miscellaneous	15,155	12,309	2,846	23.1

Total other	23,240	19,312	3,928	20.3

Total non-interest expense	$147,646	$110,109	$37,537	34.1%

Salaries and employee benefits totaled $29.5 million for the third quarter of 2005, an increase of $5.8 million, or 24%, compared to the prior year’s third quarter total of $23.8 million. On a year-to-date basis, salaries and employee benefits totaled $88.2 million, an increase of $21.3 million, or 32%, as compared to the prior year amount. The increases in salaries and benefits were primarily reflects normal increases in base salaries and employee benefits as well as staffing increases resulting from the acquisition of four banks in 2004 and 2005, the acquisition of WestAmerica and Guardian in May 2004 and the continued growth and development of the existing banks and non bank subsidiaries.
Occupancy expense for the third quarter of 2005 was $4.1 million, an increase of $1.6 million, or 64%, compared to the same period of 2004. On a year-to-date basis, occupancy expense totaled $11.8 million, an increase of $4.8 million, or 68%, compared to same period of 2004. Occupancy expense increased as a result of opening four new banking locations during the past twelve months as part of the Company’s de novo banking strategy and adding 13 new locations as a result of the four bank acquisitions.
The increase in the amortization of other intangible assets in the quarterly and year-to-date periods as presented in the preceding tables relates to the amortization of the values assigned to the deposit base intangibles acquired in connection with the 2004 and 2005 bank acquisitions.
Commissions paid to third party brokers represent the commissions paid on revenue generated by Focused through its network of unaffiliated banks.
The remaining categories of non-interest expense, including equipment expense, data processing, advertising and marketing, professional fees and other, increased in the third quarter of 2005 over the prior year third quarter as well as in the first nine months of 2005 relative to the same period last year. These increases are noted in the preceding tables of non-interest expense. The increases are due primarily to the general growth and expansion of the banking franchise and the recent acquisitions. The percentage increases in each of these categories are in line with the 29% increase in total loans and 37% increase in total deposits over the last twelve months.
Income Taxes
The Company recorded income tax expense of $10.2 million for the three months ended September 30, 2005 versus $7.7 million for the same period of 2004. On a year-to-date basis, income tax expense was $28.6 million in 2005 and $21.7 million in 2004. The effective tax rate was 36.4% and 37.2% in the third quarter of 2005 and 2004, respectively, and 36.4% and 36.8% on a year-to-date basis for 2005 and 2004, respectively.

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
The banking segment’s net interest income for the quarter ended September 30, 2005 totaled $55.3 million as compared to $35.2 million for the same period in 2004, an increase of $20.1 million, or 57%. This increase resulted from average total earning asset growth of $2.1 billion coupled with an increase in the net interest margin of one basis point. The banking segment’s non-interest income totaled $15.3 million in 2005, an increase of $4.1, or 36%, when compared to the 2004 total of $11.2 million. The increase in non-interest income is primarily a result of a higher level of mortgage banking revenue and the impact of the recent acquisitions of Town Bank, Northview Bank, State Bank of The Lakes and First Northwest Bank. The banking segment’s net income for the quarter ended September 30, 2005 totaled $18.7 million, an increase of $6.5 million, or 54%, as compared to the 2004 total of $12.2 million. On a year-to-date basis, net interest income totaled $155.7 million for the first nine months of 2005, an increase of $55.4 million, or 55%, as compared to the $100.3 million recorded last year. This increase resulted from average total earning asset growth of $1.9 billion coupled with an increase in the net interest margin of three basis points. Non-interest income increased $11.0 million to $39.7 million in the first nine months of 2005. The additional non-interest income added by the acquisitions of WestAmerica and Guardian, Town Bank, Northview Bank, State Bank of The Lakes and First Northwest Bank accounted for the majority of the increase. The banking segment’s after-tax profit for the nine months ended September 30, 2005, totaled $51.3 million, an increase of $17.6 million, or 52%, as compared to the prior year total of $33.7 million. The banking segment accounted for the majority of the Company’s total asset growth since September 30, 2004, increasing by $2.1 billion.
Net interest income for the premium finance segment totaled $10.3 million for the quarter ended September 30, 2005, a decrease of $1.9 million, or 16%, compared to the $12.2 million in 2004. This segment was negatively impacted by both competitive asset pricing pressures and higher variable funding costs over the last twelve months. The premium finance segment’s non-interest income totaled $1.3 million and $1.8 million for the quarters ended September 30, 2005, and 2004, respectively. Non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Wintrust sold $137 million of premium finance receivables to an unrelated third party financial institution in the third quarter of 2005 and $120 million in the third quarter of 2004. Net after-tax profit of the premium finance segment totaled $5.5 million and $6.3 million for the quarters ended September 30, 2005 and 2004, respectively. On a year-to-date basis, net interest income totaled $31.4 million for the first nine months of 2005, a decrease of $6.5 million, or 17%, as compared to the $37.9 million recorded last year. Non-interest income decreased $380,000 to $5.0 million in the first nine months of 2005 compared to the same period in 2004 as a result of lower margins realized on the sale of premium finance receivables to an unrelated third party, partially offset by larger sales volumes in the first nine months of 2005 ($422 million) than in the first nine months of 2004 ($346 million). The premium finance segment’s after-tax profit for the nine months ended September 30, 2005, totaled $17.2 million, a decrease of $2.5 million, or 13%, as compared to the prior year total of $19.7 million.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $1.1 million in the third quarter of 2005 up approximately $100,000 when compared to the $965,000 reported for the same period in 2004. Continued competitive pricing pressures in the temporary staffing industry have lowered the margins significantly in the past year. Increasing sales penetration helped offset the effects of the competitive pricing pressures, causing the administrative services revenues in the third quarter of 2005 to increase $129,000 over the third quarter of 2004. The segment’s net income was $481,000 in 2005 compared to $390,000 in 2004, reflecting both increases in net interest income and administrative services revenue. On a year-to-date basis, net interest income totaled $3.0 million for the first nine months of 2005, an increase of $280,000, or 10%, as compared to the $2.7 million recorded in the first nine months of 2004. Non-interest income increased $381,000 to $3.3 million in the first nine months of 2005. The Tricom segment’s after-tax profit for the nine months ended September 30, 2005, totaled $1.3 million, an increase of $282,000, or 28%, as compared to $1.0 million in the first nine months of 2004.
The wealth management segment reported net interest income of $204,000 for the third quarter of 2005 compared to $1.2 million in the same quarter of 2004. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of a portion of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks. In the third quarter of 2005, WHI completed the conversion to an out-sourced securities clearing platform and therefore, at September 30, 2005, no brokerage receivables remain at WHI as they are now receivables of the out-sourced securities clearing firm. The allocated net interest income included in this segment’s profitability was $39,000 ($24,000 after tax) in the third quarter of 2005 and $869,000 ($524,000 after tax) in the third quarter of 2004. Rising short-term interest rates, coupled with the flattening of the yield curve, have diminished the portion of the contribution from these funds allocated to the wealth management segment. This segment recorded non-interest income of $8.5 million for 2005 as compared to $8.2 million for 2004, an increase of $251,000 or 3%. The conversion to the out-sourced securities clearing platform, discussed above, temporarily impacted the operations of WHI. The conversion led to lower trading volumes, restricted levels of new customer acquisitions and restricted efforts to recruit new brokers. The Company anticipates recognizing the revenue enhancement capabilities and cost saving opportunities of this new platform in future periods. The wealth management segment’s net income totaled a loss of $640,000 for the third quarter of 2005 compared to income of $28,000 for the third quarter of 2004. On a year-to-date basis, net interest income totaled $1.3 million for the first nine months of 2005, a decrease of $2.6 million, or 67%, as compared to the $3.9 million recorded last year. The allocated net interest income included in this segment’s profitability was $366,000 ($226,000 after tax) in the first nine months of 2005 and $2.9 million ($1.8 million after tax) in the first nine months of 2004. This decrease was due to the reasons discussed above. Non-interest income of $26.6 million in the first nine months of 2005 remained consistent with the same period in 2004. This segment’s after-tax loss for the nine months ended September 30, 2005, totaled $1.3 million compared to the prior year income of $763,000, a decrease of $2.1 million. The bulk of this decrease is attributable to the decline in the allocated net interest income described earlier.
FINANCIAL CONDITION
Total assets were $7.9 billion at September 30, 2005, representing an increase of $2.1 billion, or 36%, over $5.8 billion at September 30, 2004. Approximately $1.1 billion of the increase in total assets in this period is a result of the acquisitions of State Bank of The Lakes and First Northwest Bank in the first quarter of 2005, and Town Bank in 2004. Total assets at September 30, 2005, increased $1.5 billion, or 31% on an annualized basis, since December 31, 2004. Total funding, which includes deposits, all notes and advances, including the Long-term Debt-Trust Preferred Securities, was $7.2 billion at September 30, 2005, representing an increase of $1.9 billion, or 37%, over the September 30, 2004 reported amounts. Total funding at September 30, 2005, increased $1.3 billion, or 30% on an annualized basis, since December 31, 2004. See Notes 3-7 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2005		June 30, 2005		September 30, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$3,040,333	43%	$2,890,876	42%	$1,902,340	38%
Home equity	623,477	9	638,139	9	498,359	10
Residential real estate (1)	424,963	6	398,616	6	286,493	6
Premium finance receivables	855,510	12	808,490	12	850,946	17
Indirect consumer loans	200,521	3	189,974	3	179,105	4
Tricom finance receivables	38,694	1	33,726	—	27,876	1
Other loans	106,247	2	108,083	2	67,615	1

Total loans, net of unearned income	$5,289,745	76%	$5,067,904	74%	$3,812,734	77%
Liquidity management assets (2)	1,752,224	24	1,723,855	25	1,084,180	22
Other earning assets (3)	9,894	—	31,382	1	39,292	1

Total average earning assets	$7,051,863	100%	$6,823,141	100%	$4,936,206	100%

Total average assets	$7,779,203		$7,534,724		$5,430,749

Total average earning assets to total average assets		91%		91%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the third quarter of 2005 increased $2.1 billion, or 43%, to $7.1 billion, compared to the third quarter of 2004. The ratio of total average earnings assets as a percent of total average assets remained consistent at 91% for each of the quarterly periods shown in the above table.
Total average loans during the third quarter of 2005 increased $1.5 billion, or 39%, over the previous year third quarter. Average commercial and commercial real estate loans increased 60%, home equity loans increased 25% and residential real estate loans increased 48% in the third quarter of 2005 compared to the average balances in the third quarter of 2004. Average total loans increased $222 million, or 17% on an annualized basis, over the average balance in the second quarter of 2005.
Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on deposit inflows and outflows, the level of other funding sources and loan demand. At September 30, 2005 and June 30, 2005, approximately $48 million and $523 million, respectively, of available-for-sale securities were called and settled in early October and July 2005, respectively. These securities were classified in the balance sheet as other assets at each period end as they represented amounts due from brokers. Due to the significant amount of securities called in June 2005, the June 2005 period end balance of available-for-sale securities is lower than the average quarterly balance. See Note 3 of this report for a summary of period end balances of available-for-sale securities.
Other earning assets in the table include brokerage customer receivables and trading account securities from the Wayne Hummer Companies. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. In the third quarter of 2005 WHI completed the conversion to an out-sourced securities clearing platform and therefore, at September 30, 2005, no brokerage customer receivables remained at WHI as they are now receivables of the out-sourced securities clearing firm. Average balances in customer brokerage receivables decreased $29 million and $21 million as compared to the third quarter of 2004 and second quarter of 2005, respectively.
WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, the out-sourced securities firm extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.
WHI’s customer financing and securities settlement activities through the outsourced securities firm require WHI to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, WHI may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. WHI attempts to control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, WHI establishes credit limits for such activities and monitors compliance on a daily basis.

	Average Balances for the
	Nine Months Ended
	September 30, 2005		September 30, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$2,863,538	42%	$1,826,958	38%
Home equity	621,320	9	488,139	10
Residential real estate (1)	390,487	6	265,418	6
Premium finance receivables	849,852	13	833,672	17
Indirect consumer loans	193,385	3	178,351	4
Tricom finance receivables	30,722	—	24,590	1
Other loans	105,924	2	71,404	1

Total loans, net of unearned income	5,055,228	75	3,688,532	77
Liquidity management assets (2)	1,660,785	25	1,047,334	22
Other earning assets (3)	25,043	—	38,045	1

Total average earning assets	$6,741,056	100%	$4,773,911	100%

Total average assets	$7,437,681	—	$5,200,458

Total average earning assets to total average assets		91%		92%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Average earning assets for the nine months ended September 30, 2005 increased $2.0 billion, or 41%, over the first nine months of 2004. The ratio of year-to-date total average earning assets as a percent of total average assets remained consistent at 91% — 92% for each reporting period shown in the above table. Total average loans increased by $1.4 billion in the first nine months of 2005 compared to the same period of 2004. Average commercial and commercial real estate loans increased 57%, home equity loans increased 27% and residential real estate loans increased 47% in the first nine months of 2005 compared to the first nine months of 2004.

Deposits
Total deposits at September 30, 2005, were $6.5 billion and increased $1.7 billion, or 37%, compared to total deposits at September 30, 2004. See Note 5 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2005		June 30, 2005		September 30, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$617,547	10%	$597,953	10%	$432,695	10%
NOW accounts	720,538	11	717,873	12	501,137	11
Wealth management deposits	413,144	6	403,326	6	351,572	8
Money market accounts	680,414	11	663,005	11	487,339	11
Savings accounts	307,577	5	304,082	5	181,583	4
Time certificates of deposit	3,611,648	57	3,434,929	56	2,430,479	56

Total average deposits	$6,350,868	100%	$6,121,168	100%	$4,384,805	100%

Total average deposits for the third quarter of 2005 were $6.4 billion, an increase of $2.0 billion, or 45%, over the third quarter of 2004 and an increase of $230 million, or 15% on an annualized basis, over the second quarter of 2005. During the first nine months of 2005, Wintrust acquired State Bank of The Lakes, with an effective acquisition date of January 1, 2005, with total deposits of $367 million and First Northwest Bank, on March 31, 2005, with total deposits of $222 million. The composition of the deposit base remained relatively consistent for the periods indicated.
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
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $742 million in the third quarter of 2005, an increase of $211 million compared to the third quarter of 2004 average balance of $531 million, and a decrease of $23 million compared to the second quarter 2005 average balance of $766 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2005	2005	2004
Notes payable	$2,924	$6,985	$1,000
Federal Home Loan Bank advances	346,057	341,361	244,017
Other borrowings:
Federal funds purchased	26,322	5,239	24,644
Securities sold under repurchase agreements	87,571	149,670	52,961
Wayne Hummer Companies borrowings	—	—	16,534
Other	2,769	3,120	2,422

Total other borrowings	116,662	158,029	96,561

Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	226,697	209,443	139,838

Total other funding sources	$742,340	$765,818	$531,416

Notes payable represents the average amount outstanding on the Company’s $51.0 million revolving loan agreement with an unaffiliated bank. In the first quarter of 2005, the Company used this borrowing facility as a temporary source of funds for the cash consideration paid in connection with the acquisitions of Antioch and FNBI. The balance of notes payable as of September 30, 2005, was $1.0 million.
Wayne Hummer Companies borrowings consisted of demand obligations to third party banks used to finance securities purchased by customers on margin and securities owned by WHI, and demand obligations to brokers and clearing organizations. Borrowings to finance securities purchased by customers are collateralized with the respective customer’s assets. During the third quarter of 2004, WHI began to borrow such funds from its parent company, North Shore Bank, and therefore these balances were eliminated in the consolidation process.
In August 2005, the Company issued $40.0 million of trust preferred securities through Wintrust Capital Trust VIII and redeemed $20.0 million of trust preferred securities previously issued through Wintrust Capital Trust II, resulting in an increase in average long-term debt — trust preferred securities in the third quarter of 2005 as compared to the second quarter of 2005.
See Notes 6 and 7 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources.
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2005 as compared to December 31, 2004.

Shareholders’ Equity
Total shareholders’ equity was $613.8 million at September 30, 2005 and increased $183.6 million since September 30, 2004 and $139.8 million since the end of 2004. Significant increases from December 31, 2004, include the retention of $44.6 million of earnings (net income of $50.0 million less dividends of $5.4 million), $55.9 million from the issuance of 1.0 million shares of common stock in partial settlement of the forward sale agreement the Company entered into in December 2004, $30.0 million from the issuance of the Company’s common stock in connection with business combinations and $9.3 million from the issuance of shares of the Company’s common stock pursuant to various stock compensation plans. Increases in unrealized net losses from available-for-sale securities and certain derivative instruments, net of tax, decreased shareholder’s equity $766,000 from December 31, 2004.
The annualized return on average equity for the three months ended September 30, 2005 was 11.83%, compared to 13.56% for the third quarter of 2004.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	June 30,	September 30,
	2005	2005	2004
Leverage ratio	8.2%	8.1%	9.0%
Tier 1 capital to risk-weighted assets	10.0	9.9	9.9
Total capital to risk-weighted assets	11.9	11.4	11.6
Total average equity-to-total average assets *	7.7	7.7	7.1

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0
The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital to risk-weighted assets ratio with these new issuances of regulatory capital. As indicated in Note 7 to the Financial Statements presented under Item 1 of this report, in August 2005, the Company issued $40.0 million of additional trust preferred securities with a hedge-adjusted fixed rate of 5.27% and redeemed $20.0 million of 10.50% fixed rate trust preferred securities. In addition, on October 25, 2005, the Company signed a $25.0 million subordinated note agreement. See Note 6 for further information on the terms of this note.
In January and July 2005, Wintrust declared semi-annual cash dividends of $0.12 per common share. In January 2004 and July 2004, the Company declared semi-annual cash dividends of $0.10 per common share. The dividend payout ratio (annualized) was 8.7% for the first nine months of 2005 and 8.8% for the first nine months of 2004. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
In December 2004, the Company completed an underwritten public offering of 1.2 million shares of its common stock at $59.50 per share. The offering was made under the Company’s current shelf registration statement filed with the SEC on October 2004. In connection with the public offering the Company entered into a forward sale agreement relating to 1.2 million shares of its common stock. The use of the forward sale agreement allows the Company to deliver common stock and receive cash at the Company’s election, to the extent provided by the forward sale agreement. Management believes this flexibility allows a more timely and efficient use of capital resources. The Company’s objective with the use of the forward sale agreement was to efficiently provide funding for the acquisitions of Antioch and FNBI and for general corporate purposes. The Company issued 1.0 million shares of common stock in March 2005 in partial settlement of the forward sale agreement and received net proceeds of approximately $55.9 million. The Company still has 200,000 shares of common stock available for issuance under the forward sale agreement.

ASSET QUALITY
Allowance for Loan Losses
The following table presents a summary of the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$39,722	$28,091	$34,227	$25,541

Provision for loan losses	3,077	1,258	5,602	5,020

Allowance acquired in business combinations	—	2,534	4,793	2,534

Charge-offs:
Commercial and commercial real estate loans	1,397	163	2,614	1,409
Home equity loans	88	—	88	—
Residential real estate loans	98	—	142	—
Consumer and other loans	101	10	240	184
Premium finance receivables	745	434	1,604	1,295
Indirect consumer loans	131	113	365	307
Tricom finance receivables	—	1	—	11

Total charge-offs	2,560	721	5,053	3,206

Recoveries:
Commercial and commercial real estate loans	166	23	409	888
Home equity loans	—	—	—	6
Residential real estate loans	—	—	—	—
Consumer and other loans	18	14	33	92
Premium finance receivables	177	154	489	411
Indirect consumer loans	33	55	133	122
Tricom finance receivables	—	—	—	—

Total recoveries	394	246	1,064	1,519

Net charge-offs	(2,166)	(475)	(3,989)	(1,687)

Balance at September 30	$40,633	$31,408	$40,633	$31,408

Annualized net charge-offs as a percentage of average:
Commercial and commercial real estate loans	0.16%	0.03%	0.10%	0.04%
Home equity loans	0.06	—	0.02	—
Residential real estate loans	0.09	—	0.05	—
Consumer and other loans	0.31	(0.02)	0.26	0.17
Premium finance receivables	0.26	0.13	0.18	0.14
Indirect consumer loans	0.19	0.13	0.16	0.14
Tricom finance receivables	—	0.01	—	0.06

Total loans, net of unearned income	0.16%	0.05%	0.11%	0.06%

Net charge-offs as a percentage of the provision for loan losses	70.39%	37.76%	71.21%	33.61%

Total loans at September 30			$5,149,795	$4,000,175

Allowance as a percentage of loans at September 30			0.79%	0.79%

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
The provision for loan losses totaled $3.1 million for the third quarter of 2005, compared to $1.3 million for the third quarter of 2004. For the quarter ended September 30, 2005 net charge-offs totaled $2.2 million, compared to $475,000 for the same period of 2004. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.16% in the third quarter of 2005 and 0.05% in the same period in 2004. The increase in the provision for loan losses in the third quarter of 2005, compared to the same period of 2004, is in line with the increases in net charge-offs.
On a year-to-date basis, the provision for loan losses totaled $5.6 million for the first nine months of 2005, compared to $5.0 million for the first nine months of 2004. Net charge-offs for the first nine months of 2005 totaled $4.0 million, compared to $1.7 million for the first nine months of 2004. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.11% for the first nine months of 2005 and 0.06% in the same period in 2004.
On a year-to-date basis, the allowance for loan losses also increased $4.8 million as a result of the acquisitions of State Bank of The Lakes and First Northwest Bank in the first quarter of 2005. The allowance for loan losses as a percentage of total loans was 0.79% at September 30, 2005, December 31, 2004, and September 30, 2004. The commercial and commercial real estate portfolios and the premium finance portfolio have traditionally experienced the highest levels of charge-offs by the Company, along with losses related to the indirect automobile portfolio.

Past Due Loans and Non-performing Assets
The following table sets forth Wintrust’s non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table.

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2005	2005	2004	2004

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$1,120	$315	$—	$166
Commercial, consumer and other	1,338	1,381	715	128
Premium finance receivables	4,060	3,282	3,869	2,971
Indirect consumer loans	278	258	280	312
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	6,796	5,236	4,864	3,577

Non-accrual loans:
Residential real estate and home equity	708	843	2,660	892
Commercial, consumer and other	12,178	9,599	3,550	5,954
Premium finance receivables	4,949	6,088	7,396	7,281
Indirect consumer loans	404	145	118	145
Tricom finance receivables	—	—	—	—

Total non-accrual	18,239	16,675	13,724	14,272

Total non-performing loans:
Residential real estate and home equity	1,828	1,158	2,660	1,058
Commercial, consumer and other	13,516	10,980	4,265	6,082
Premium finance receivables	9,009	9,370	11,265	10,252
Indirect consumer loans	682	403	398	457
Tricom finance receivables	—	—	—	—

Total non-performing loans	25,035	21,911	18,588	17,849

Other real estate owned	1,600	—	—	1,622

Total non-performing assets	$26,635	$21,911	$18,588	$19,471

Total non-performing loans by category as a percent of its own respective category:
Residential real estate and home equity	0.20%	0.13%	0.32%	0.14%
Commercial, consumer and other	0.42	0.36	0.17	0.27
Premium finance receivables	1.13	1.18	1.46	1.34
Indirect consumer loans	0.34	0.21	0.23	0.26
Tricom finance receivables	—	—	—	—

Total non-performing loans	0.49%	0.44%	0.43%	0.45%

Total non-performing assets as a percentage of total assets	0.34%	0.28%	0.29%	0.33%

Allowance for loan losses as a percentage of non-performing loans	162.30%	181.28%	184.13%	175.97%

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $1.8 million at September 30, 2005. The balance increased $770,000 from September 30, 2004, and $670,000 from June 30, 2005. Each non-performing credit is well secured and in the process of collection. Management believes that the current reserves against these credits are appropriate to cover any potential losses.

Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $13.5 million as of September 30, 2005. The balance in this category increased $7.4 million from September 30, 2004, and $2.5 million from June 30, 2005. Management believes that the current reserves against these credits are appropriate to cover any potential losses on any of the relatively small number of credits in this category.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	September 30,	June 30,	September 30,
(Dollars in thousands)	2005	2005	2004

Non-performing premium finance receivables	$9,009	$9,370	$10,252
- as a percent of premium finance receivables outstanding	1.13%	1.18%	1.34%
Net charge-offs of premium finance receivables	$568	$244	$280
- annualized as a percent of average premium finance receivables	0.26%	0.12%	0.13%

The level of non-performing premium finance receivables as a percent of total premium finance receivables improved from the levels reported at September 30, 2004 and June 30, 2005. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $682,000 at September 30, 2005, compared to $457,000 at September 30, 2004 and $403,000 at June 30, 2005. The ratio of these non-performing loans to total indirect consumer loans was 0.34% at September 30, 2005, compared to 0.26% at September 30, 2004 and 0.21% at June 30, 2005. As noted in the Allowance for Loan Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.19% for the quarter ended September 30, 2005 compared to 0.13% for the quarter ended September 30, 2004. The levels of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Watch List”). The Watch List is used to monitor the credits as well as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Board, a Watch List is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Watch List, which exhibit a higher than normal credit risk. These credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Watch List. The principal amount of loans on the Company’s Watch List (exclusive of those loans reported as non-performing) as of September 30, 2005, December 31, 2004, and September 30, 2004 totaled $72.5 million, $62.6 million and $46.9 million, respectively. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset-liability management policies are established and monitored by management in conjunction with the boards of directors of the Banks, subject to general oversight by the Risk Management Committee of the Company’s Board of Directors. The policies establish guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.
Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result of changes in interest rates by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations. Please refer to earlier sections of this discussion and analysis for further discussion of the net interest margin.
Since the Company’s primary source of interest bearing liabilities is customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Banks operate. The rates, terms and interest rate indices of the Company’s interest earning assets result primarily from the Company’s strategy of investing in loans and securities that permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving an acceptable interest rate spread.
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
Standard gap analysis starts with contractual re-pricing information for assets, liabilities and derivative financial instruments. These items are then combined with re-pricing estimations for administered rate (NOW, savings and money market accounts) and non-rate related products (demand deposit accounts, other assets, other liabilities). These estimations recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences. Also included are estimates for those items that are likely to materially change their payment structures in different rate environments, including residential loan products, certain commercial and commercial real estate loans and certain mortgage-related securities. Estimates for these sensitivities are based on industry assessments and are substantially driven by the differential between contractual rates and current market rates for similar products.

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of September 30, 2005:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$62,186	—	—	—	62,186
Interest-bearing deposits with banks	6,459	—	—	—	6,459
Available-for-sale securities	234,608	288,981	622,810	620,214	1,766,613

Total liquidity management assets	303,253	288,981	622,810	620,214	1,835,258
Loans, net of unearned income (1)	3,403,261	822,115	893,675	156,328	5,275,379
Other earning assets	51,489	—	—	—	51,489

Total earning assets	3,758,003	1,111,096	1,516,485	776,542	7,162,126
Other non-earning assets	—	—	—	731,377	731,377

Total assets (RSA)	$3,758,003	1,111,096	1,516,485	1,507,919	7,893,503

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$2,782,172	1,917,884	1,105,109	50,478	5,855,643
Federal Home Loan Bank advances	3,276	28,200	147,745	164,134	343,355
Notes payable and other borrowings	79,912	—	—	—	79,912
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt — Trust Preferred Securities	192,147	—	6,342	31,741	230,230

Total interest-bearing liabilities	3,107,507	1,946,084	1,259,196	246,353	6,559,140
Demand deposits	—	—	—	631,460	631,460
Other liabilities	—	—	—	89,142	89,142
Shareholders’ equity	—	—	—	613,761	613,761

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(200,000)	—	10,000	190,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$2,938,557	1,946,084	1,269,196	1,739,666	7,893,503

Repricing gap (RSA — RSL)	$819,446	(834,988)	247,289	(231,747)
Cumulative repricing gap	$819,446	(15,542)	231,747	—

Cumulative RSA/Cumulative RSL	128%	100%	104%
Cumulative RSA/Total assets	48%	62%	81%
Cumulative RSL/Total assets	37%	62%	78%

Cumulative GAP/Total assets	10%	—%	3%
Cumulative GAP/Cumulative RSA	22%	—%	4%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.
While the gap position and related ratios illustrated in the table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time. The gap position at September 30, 2005, reflects a less asset-sensitive balance sheet than the June 30, 2005 gap position indicated. This is due in large part to approximately $818 million of securities that were called away at June 30, 2005, but which did not settle until the last day of the quarter or early in July, resulting in the proceeds from those securities not being reinvested as of June 30, 2005. Similarly, as of September 30, 2005, approximately $49 million of securities were called away but did not settle until early in October, resulting in the proceeds from these securities not being reinvested as of September 30, 2005. The proceeds from these securities are included in cash, federal funds sold and other assets as of quarter-end. As a result of the static position and inherent limitations of gap analysis, management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using several interest rate scenarios.

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at September 30, 2005, December 31, 2004 and September 30, 2004, is as follows:

	+ 200 Basis	- 200 Basis
	Points	Points
Percentage change in net interest income due to an instantaneous 200 basis point permanent paralllel shift in the yield curve:
September 30, 2005	3.8%	(9.2)%
December 31, 2004	7.4%	(10.3)%
September 30, 2004	13.9%	(17.1)%
Due to the low rate environment at December 31, 2004 and September 30, 2004, the 200 basis point instantaneous permanent downward parallel shift in the yield curve impacted a majority of the rate sensitive assets by the entire 200 basis points, while certain interest-bearing deposits were already at their floor, or repriced downward significantly less than 200 basis points.
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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During the first and third quarters of 2005, the Company entered into interest rate swap agreements with an aggregate notional amount of $135 million and $40 million, respectively, that effectively converted $175 million of the Debentures related to the long-term debt — trust preferred securities from variable-rates to fixed rates ranging from 5.27% to 6.71%. As of September 30, 2005, the Company had $231 million of interest rate swaps outstanding. Each interest rate swap that hedges Debentures related to the Company’s long-term debt — trust-preferred securities provides the counterparty with a call option that mirrors the call options in the underlying securities. All of the Company’s interest rate swap contracts qualify as perfect hedges pursuant to SFAS 133. See Note 9 of the financial statements presented under Item 1 for further information on the Company’s derivative financial instruments.
During the first nine months of 2005, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of net interest margin compression and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2005.

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

PART II — Other Information
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No shares were repurchased in the third quarter of 2005. As of September 30, 2005, 85,950 shares may yet be repurchased under the Program.
Item 4: Submission of Matters to a Vote of Security Holders.
(a)	A Special Meeting of Shareholders was held on July 28, 2005, and the following matter was submitted to a vote of the shareholders:
1.	A proposal to amend Wintrust Financial Corporation’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 30 million to 60 million

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,173,750	1,640,210	27,092	—
This proposal received the requisite approval by two-thirds of the Company’s outstanding shares and passed.
Item 6: Exhibits.
(a) Exhibits
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

3.3	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.4	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the quarter ended March 31, 2003).

4.1	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.4	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.5	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.6	Third Amendment to Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank, National Association, dated May 29, 2005, executed August 26, 2005.

10.7	Fourth Amendment to Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank, National Association, dated July 20, 2005, executed August 26, 2005.

10.8	Amended and Restated $1.0 million Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of May 29, 2005, executed August 26, 2005.

10.9	$50.0 million Revolving Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of July 20, 2005, executed August 26, 2005.

10.10	Amended and Restated Pledge and Security Agreement dated as of May 29, 2005, executed August 26, 2005, between Wintrust Financial Corporation and LaSalle Bank, National Association.

10.11	Amended and Restated Collateral Safekeeping Agreement dated as of May 29, 2005, executed August 26, 2005, among Wintrust Financial Corporation, LaSalle Bank, National Association and Standard Federal Bank, N.A.

10.12	$25.0 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: November 9. 2005	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)