Form 10-K
period 2005-12-31
WINTRUST FINANCIAL CORP
filed 2006-03-31
CIK 1015328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 0-21923
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
727 North Bank Lane
Lake Forest, Illinois 60045
(Address of principal executive offices)
(847) 615-4096
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
9.00% Cumulative Trust Preferred Securities (and related Guarantee)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes          ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes          ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes           ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes           ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑           Accelerated Filer ☐           Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes            ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $52.35, as reported by the Nasdaq National Market, was $1,178,817,981.
As of March 13, 2006, the registrant had 24,206,975 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2005, which is included as Exhibit 13.1 to this Form 10-K, are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS
Wintrust Financial Corporation, an Illinois corporation (“Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $8.2 billion at December 31, 2005. The Company engages in the business of providing traditional community banking services, wealth management services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.
The Company provides community-oriented, personal and commercial banking services to customers located in the greater Chicago, Illinois and southern Wisconsin metropolitan areas through its thirteen wholly-owned banking subsidiaries (collectively, the “Banks”). The Company controls eight Illinois-chartered banks, Lake Forest Bank and Trust Company (“Lake Forest Bank”), Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”) and State Bank of The Lakes. In addition, the Company has one Wisconsin-chartered bank, Town Bank, and four nationally chartered banks, Barrington Bank and Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Advantage National Bank (“Advantage Bank”) and Beverly Bank & Trust Company, N.A. (“Beverly Bank”).
The Company provides a full range of wealth management services through four separate subsidiaries, including Wayne Hummer Trust Company, N.A. (“WHTC”), Wayne Hummer Investments, LLC (“WHI”), a broker-dealer and subsidiary of North Shore Bank, Wayne Hummer Asset Management Company (“WHAMC”), a registered investment adviser, and Focused Investments, LLC (“Focused”), a broker-dealer and subsidiary of WHI. The Company acquired WHI, Focused and WHAMC in February 2002 and these companies are referred to collectively as the Wayne Hummer Companies.
The Company provides financing for the payment of commercial insurance premiums (“premium finance receivables”), on a national basis, through First Insurance Funding Corporation (“FIFC”), a wholly-owned subsidiary of Crabtree Capital Corporation (“Crabtree”) which is a wholly-owned subsidiary of Lake Forest Bank. In addition, the Company provides short-term accounts receivable financing (“Tricom finance receivables”) and out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry located throughout the United States, through Tricom, Inc. of Milwaukee (“Tricom”), a wholly-owned subsidiary of Hinsdale Bank.
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
Additional information regarding the Company’s business and strategies is included in the “Management’s Discussion and Analysis” section of the 2005 Annual Report to Shareholders, which is filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference and constitutes a part of this report.
Community Banking
The Company provides banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the Banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The Banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.
Wintrust developed its banking franchise through the de novo organization of eight banks and the purchase of six banks, one of which was merged into an existing Wintrust bank. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. Following the same business plan, the Company started Hinsdale Bank in 1993 to service the communities of Hinsdale and Burr Ridge, North Shore Bank in 1994 to service the communities of Wilmette and Kenilworth, Libertyville Bank in 1995 to service the communities of Libertyville, Vernon Hills and Mundelein, Barrington Bank in 1996 to service the greater Barrington/Inverness areas, Crystal Lake Bank in 1997 to service the communities of Crystal Lake and Cary, Northbrook Bank in 2000 to service the communities of Northbrook, Glenview and Deerfield and Beverly Bank in 2004 to service the communities of Beverly Hills and Morgan Park on the southwest side of Chicago. Since the initial openings of these eight banks, each has opened several additional branches in adjacent and nearby communities to expand their franchise, with the exception of Beverly Bank.
Wintrust completed its first bank acquisitions in the fourth quarter of 2003, with the acquisitions of Advantage Bank in October 2003 and Village Bank in December 2003. In September 2004, Wintrust acquired Northview Financial Corporation and its wholly-owned subsidiary, Northview Bank & Trust Company, with banking locations in Northfield, Mundelein and Wheaton, Illinois, and in December 2004, Wintrust relocated the bank’s charter to its Wheaton branch, renamed the bank Wheaton Bank & Trust Company and transferred its Mundelein branch to Libertyville Bank and its Northfield branches to Northbrook Bank. In October 2004, Wintrust acquired Town Bankshares, Ltd. and its wholly-owned subsidiary, Town Bank, with locations in Delafield and Madison, Wisconsin. Town Bank represents the Company’s first banking operation outside of Illinois. In January 2005, the Company completed its acquisition of Antioch Holding Company and its wholly-owned subsidiary, State Bank of The Lakes, and on March 31, 2005 the Company acquired First Northwest Bancorp, Inc. and its wholly-owned subsidiary First Northwest Bank. First Northwest Bank was merged into Village Bank in May 2005 as both banks were located in and served the same market area.

All of the banks acquired by Wintrust share the same commitment to community banking and customer service as the banks the Company organized. Each of the acquired banks, with the exception of State Bank of The Lakes, began operations within the same time frame in which Wintrust organized its banks. The charter of State Bank of The Lakes, however, dates back to 1894. On December 5, 2005 Wintrust signed a definitive agreement to acquire Hinsbrook Bankshares, Inc. and its wholly-owned subsidiary, Hinsbrook Bank & Trust (“Hinsbrook Bank”) which has five Illinois banking locations. Hinsbrook Bank began operations in 1987 and had total assets of approximately $500 million at December 31, 2005. All regulatory applications have been submitted and the transaction is expected to close in the second quarter of 2006.
On December 8, 2005, the Company announced that it filed an application with the Office of the Comptroller of Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) to establish another de novo bank, Old Plank Trail Community, N.A., with locations in Frankfort, Mokena and New Lenox, all in the southern suburbs of Chicago. All regulatory approvals were received and the bank opened in late March 2006.
The deposits of each of the Banks are insured by the FDIC up to the applicable limits. Currently the standard maximum deposit insurance amount is $100,000 per non-retirement account capacity, subject to future adjustment under FDIC regulations to be promulgated pursuant to the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) that was enacted in February 2006, and up to $250,000 for certain retirement accounts, by November 5, 2006. In addition, each Bank is subject to regulation, supervision and regular examination by: (1) the Commissioner of the Illinois Department of Financial and Professional Regulation and the Federal Reserve Bank for Illinois-chartered banks; (2) the OCC for nationally-chartered banks or (3) the Wisconsin Department of Financial Institutions and the Federal Reserve Bank for Town Bank.
Wealth Management Activities
The Company currently offers a full range of wealth management services through four separate subsidiaries, including trust and investment services, asset management and securities brokerage services marketed primarily under the Wayne Hummer name. Wintrust acquired the Wayne Hummer Companies, headquartered in Chicago, in February 2002. To further expand the Company’s wealth management business, in February 2003, the Company acquired Lake Forest Capital Management Company, a registered investment advisor with approximately $300 million of assets under management upon acquisition. Lake Forest Capital was merged into WHAMC. Through WHTC, the Company offers trust and investment management services to clients via offices located in downtown Chicago and at the following bank locations; Barrington Bank, Beverly Bank, Hinsdale Bank, Lake Forest Bank, Northbrook Bank, North Shore Bank and State Bank of The Lakes. Assets under administration and/or management by WHTC as of December 31, 2005 were approximately $659 million. WHTC is subject to regulation, supervision and regular examination by the OCC.
WHI, the Company’s registered broker/dealer subsidiary, has been in operations since 1931. Through WHI, the Company provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI client assets were approximately $5.3 billion at December 31, 2005. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2005, established branch locations in offices at twelve of the Company’s thirteen banks. Focused, a broker/dealer and wholly-owned subsidiary of WHI, provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.

WHAMC, a registered investment adviser, provides money management services and advisory services to individuals and institutional municipal and tax-exempt organizations. In addition, WHAMC also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC had approximately $1.0 billion of assets under management at December 31, 2005.
Specialty Lending
The Company conducts its specialty lending business through indirect non-bank subsidiaries and divisions of its Banks.
FIFC, headquartered in Northbrook, Illinois, is the Company’s most significant specialized lending niche. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Due to the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. During 2005, FIFC originated approximately $2.7 billion of premium finance receivables. The majority of these loans were purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, the Company has also been selling some of its loan originations to an unrelated third party, with servicing retained, since 1999. The Company sold approximately $562 million, or 21%, of the premium finance receivables generated in 2005. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.
Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company’s strategy to pursue specialty lending niches and is an operating subsidiary of Hinsdale Bank. It is located in Milwaukee, Wisconsin and has been in business since 1989. Through Tricom, the Company provides high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2005, Tricom processed payrolls with associated client billings of approximately $462 million and contributed approximately $8.6 million of revenue, net of interest expense, to the Company.
The Company also engages in several other specialty lending areas through divisions of the Banks. Hinsdale Bank operates an indirect auto lending program which originates new and used automobile loans that are purchased by all of the Banks. The loans are generated through a network of automobile dealers located in the Chicago area with which Hinsdale Bank has established relationships. The indirect automobile loans are secured by new and used vehicles and are diversified among many individual borrowers. Like other consumer loans, the indirect auto loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans and continually monitors the dealer relationships to deter third party fraud. The Banks are not dependent on any one dealer as a source of such loans. At December 31, 2005, indirect auto loans totaled $187 million and comprised approximately 4% of the Company’s loan portfolio. Other specialty lending conducted through the Banks include Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending. These specialty loans (including the indirect auto loans) generated through divisions of the Banks comprised approximately 6.6% of the Company’s loan and lease portfolio at December 31, 2005.

WestAmerica and Guardian were acquired by Barrington Bank in May 2004 to enhance and diversify the Company’s revenue sources and earning asset base. WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and its network of mortgage brokers. WestAmerica sells its loans servicing released and does not currently engage in mortgage loan servicing. WestAmerica maintains principal origination offices in eleven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WestAmerica and the Banks to better utilize existing operational capacity and improve the product offering for the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products may be purchased by the Banks for their loan portfolios resulting in additional earning assets to the combined organization.
Competition
The Company competes in the commercial banking industry through the Banks in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Banks have a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as imposed on financial holding companies, Illinois or Wisconsin state banks and national banking associations. In addition, the larger banking organizations have significantly greater resources than those available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services.
FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Some of FIFC’s competitors are larger and have greater financial and other resources and are better known than FIFC. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely purchase of qualifying contracts. FIFC believes that its commitment to service also distinguishes it from its competitors. It is FIFC’s policy to notify the insurance agent when an insured is in default and to assist in collection, if requested by the agent.
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
Tricom competes with numerous other firms, including a small number of similar niche finance companies and payroll processing firms, as well as various finance companies, banks and other lending institutions. Tricom’s management believes that its commitment to service distinguishes itself from competitors. To the extent that other finance companies, financial institutions and payroll processing firms add greater programs and services to their existing businesses, Tricom’s operations could be adversely affected.
Employees
At December 31, 2005, the Company and its subsidiaries employed a total of 1,678 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
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
Forward-looking Statements
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” The forward-looking information is premised on many factors, some of which are outlined below. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements due to factors such as changes in economic conditions, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, unanticipated changes in interest rates that negatively impact net interest income, lower than anticipated residential mortgage loan originations, future events that may cause unforeseen loan or lease losses, slower than anticipated development and growth of Tricom and the trust and investment business, unanticipated changes in the temporary staffing industry, the ability to adapt successfully to technological changes to compete effectively in the marketplace, competition and the related pricing of brokerage and asset management products, unforeseen difficulties in integrating the acquisitions of Advantage National

Bancorp, Inc., Village Bancorp, Inc., WestAmerica Mortgage Company, Guardian Real Estate Services, Inc., Northview Financial Corporation, Town Bankshares, Ltd., Antioch Holding Company and First Northwest Bancorp, Inc. with Wintrust and the pending acquisition of Hinsbrook Bancshares, Inc., the ability to pursue additional acquisition and expansion strategies and the ability to attract and retain experienced senior management. Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward looking statement made by or on behalf of Wintrust. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. Wintrust does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.
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
Bank Holding Company Regulation
The Company has elected to be treated by the Federal Reserve as a financial holding company for purposes of the Bank Holding Company Act of 1956, as amended, including regulations promulgated by the Federal Reserve (the “BHC Act”), as augmented by the provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), which established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Bank holding companies that elect to be treated as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. Financial holding companies, unlike traditional bank holding companies, can engage in certain activities without prior Federal Reserve approval, subject to certain post-commencement notice procedures. Banking subsidiaries of financial holding companies are required to be “well capitalized” and “well-managed” as defined in the applicable regulatory standards. If these conditions are not maintained, and the financial holding company fails to correct any deficiency within 180 days, the Federal Reserve may require the Company to either divest control of its banking subsidiaries or, at the election of the Company, cease to engage in any activities not permissible for a bank holding company. Moreover, during the period of noncompliance, the Federal Reserve can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory rating under the CRA test, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. The Company became an financial holding company in 2002 and currently satisfies the requirements to maintain its status as a financial holding company.

The Company continues to be subject to supervision and regulation by the Federal Reserve under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks and the Company’s other subsidiaries.
The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions for financial holding companies, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a business that is financial in nature or incidental thereto, and from engaging directly or indirectly in any activity that is not financial in nature or incidental thereto. Also, as discussed below, the Federal Reserve expects bank holding companies to maintain strong capital positions while experiencing growth. The Federal Reserve, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition.
Under the BHC Act and Federal Reserve regulations, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products (loans, deposits or trust services), the Banks may not condition a customer’s purchase of services on the purchase of other services from any of the Banks or other subsidiaries of the Company.
It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to its subsidiaries, and to commit resources to support the subsidiaries. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support even when the Company otherwise would not consider itself able to do so.
The Federal Reserve has adopted risk-based capital requirements for assessing capital adequacy of all bank holding companies, including financial holding companies. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 capital, or “core” capital, consists of common stockholders’equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and specified intangible assets (“Tier 1 Capital”). Tier 2 capital, or “supplementary” capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock.
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
As of December 31, 2005, the Company’s total capital to risk-weighted assets ratio was 11.9%, its Tier 1 Capital to risk-weighted asset ratio was 10.3% and its leverage ratio was 8.3%.
Since several of the Company’s bank subsidiaries are Illinois-chartered Banks, the Company is also subject to regular examination by the Commissioner of the Illinois Department of Financial and Professional Regulation (the “Illinois Commissioner”).
Under the Illinois Banking Act, any person who acquires more than 10% of the Company’s stock may be required to obtain the prior approval of the Illinois Commissioner. Similarly, under the Change in Bank Control Act, a person may be required to obtain the prior regulatory consent of the Federal Reserve before acquiring control of 10% or more of any class of the Company’s outstanding stock. Generally, an acquisition of more than 10% of the Company’s stock by a corporate entity, including a corporation, partnership or trust, would require prior Federal Reserve approval under the BHC Act.
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
Illinois law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major potential source of the parent company’s revenue is dividends it expects to receive from the Banks, the Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the Banks. No assurance can be given that the Banks will, in any circumstances, pay dividends to the Company.
Bank Regulation
Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank and State Bank of The Lakes are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois Commissioner. Each of these Illinois-chartered Banks, is a member of the Federal Reserve Bank and, as such, is subject to additional examination by the Federal Reserve Bank as their primary federal regulator. Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank and WHTC are federally-chartered and are subject to supervision and examination by the Office of the Comptroller of the Currency (“OCC”) pursuant to the National Bank Act and regulations promulgated thereunder. Town Bank is a Wisconsin-chartered bank and a member of the Federal Reserve Bank, and as such is subject to supervision by the Wisconsin Department of Financial Institutions and the Federal Reserve Bank.

The deposits of the Banks are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (the “FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve Bank in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and Town Bank and the OCC in the case of Barrington Bank, Crystal Lake Bank, Beverly Bank and Advantage Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The FDIC also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.
Financial Institution Regulation Generally
Transactions with Affiliates. Transactions between a bank and its holding company or other affiliates are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchases of securities and other assets, and payments of fees or other distributions. In general, these restrictions limit the amount of transactions between an institution and an affiliate of such institution, as well as the aggregate amount of transactions between an institution and all of its affiliates, and require transactions with affiliates to be on terms comparable to those for transactions with unaffiliated entities. Transactions between banking affiliates may be subject to certain exemptions under applicable federal law.
Capital Requirements. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well-capitalized”, “adequately-capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. As of December 31, 2005, each of the Company’s Banks was categorized as “well-capitalized.” Because the Company is designated as a financial holding company, each of the Banks is required to maintain capital ratios at or above the “well-capitalized” levels.
Prompt Corrective Action. The Federal Deposit Insurance Act and applicable FDIC regulations promulgated thereunder (collectively the “FDIA”) as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investments activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations generally apply to all FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding com-

panies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.
Dividends. As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank and State Bank of The Lakes, may not pay dividends in an amount greater than their current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Company’s Illinois-chartered banks and Town Bank, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Similarly, as national associations supervised by the OCC, Barrington Bank, Crystal Lake Bank, Beverly Bank, Advantage Bank and WHTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.
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
Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDIA, as amended. The guidelines establish general standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

A range of other provisions in the FDIA include requirements applicable to: closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal shareholders; and increased reporting requirements on agricultural loans and loans to small businesses.
In addition, the federal banking agencies adopted a final rule, which modified the risk-based capital standards, to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, federal regulators and the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy. The federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks’ examiners will be incorporated into the banks’ overall risk management rating and used to determine the effectiveness of management.
Insurance of Deposit Accounts. Under the FDIA, as an FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the appropriate deposit insurance fund, currently the Bank Insurance Fund (“BIF”), but after March 31, 2006, the Deposit Insurance Fund (“DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is currently assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An “adequately capitalized” institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered “undercapitalized” if it does not meet the definition of “well capitalized” or “adequately capitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the BIF), and “C” (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates are applicable. An institution’s assessment rate depends on the capital category and supervisory category and supervisory category to which it is assigned.
During 2005, the Banks incurred deposit insurance premiums in the aggregate amount of $926,000.
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

Under the “cross-guarantee” provision of the FDIA, as augmented by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), insured depository institutions such as the Banks may be liable to the FDIC with respect to any loss or reasonably anticipated loss incurred by the FDIC resulting from the default of, or FDIC assistance to, any commonly controlled insured depository institution. The Banks are commonly controlled within the meaning of the FIRREA cross-guarantee provision.
Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2006, the first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve of each Bank) are exempt from the reserve requirements. A 3% reserve ratio applies to balances over $7.8 million up to and including $48.3 million and a 10% reserve ratio applies to balances in excess of $48.3 million. The Banks were in compliance with the applicable requirements in 2005.
Anti Money Laundering. On October 26, 2001, the USA PATRIOT Act of 2001 (the “PATRIOT Act”) was enacted into law, amending in part the Bank Secrecy Act (“BSA”). The PATRIOT Act contains anti-money laundering (“AML”) and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by non-financial entities and businesses filed with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondence accounts for non-U.S. persons. Each Bank is subject to the PATRIOT Act and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML Program. The Company has established policies, procedures and internal controls that are designed to comply with these AML requirements.
Protection of Client Information. Many aspects of the Company’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the GLB Act as well as the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”). Provisions of the GLB Act require a financial institution to disclose its privacy policy to customers and consumers, and requires that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with nonaffiliated third persons. The Company and each of the Banks have a written privacy notice that is delivered to each of its customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. In accordance with that privacy notice, the Company and each Bank protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others. The Company and each Bank require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLB Act. The Company and each Bank have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Company and/or each Bank may need to amend their privacy policies and adapt their internal procedures. In addition to adopting federal requirements regarding privacy, the GLB Act also permits individual states to enact stricter laws relating to the use of customer information. To date, none of the states in which the Banks operate has adopted additional requirements or restrictions on the Company and/or any of the Banks.

Moreover, like other lending institutions, each of the Banks utilize credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Report Act (the “FCRA”) on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The FACT Act, which was adopted by Congress and signed into law in 2004, amended the FCRA, but authorized states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act. To date, none of the states in which the Banks operate has adopted additional requirements or restrictions on the Company and/or any of the Banks.
Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received a “satisfactory” rating from the Federal Reserve, the OCC or the FDIC on their most recent CRA performance evaluations. Because the Company is a financial holding company, failure of any of the Banks to maintain “satisfactory” CRA ratings could restrict further expansion of the Company’s or the Banks’ activities.
Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the rate paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Each of the Banks is eligible to accept brokered deposits (as a result of its capital levels) and may use this funding source from time to time when management deems it appropriate from an asset/liability management perspective.
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

Compliance with Consumer Protection Laws. The Banks are also subject to many federal consumer protection statutes and regulations including the CRA, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Soldiers’ and Sailors’ Civil Relief Act and the Home Mortgage Disclosure Act. WestAmerica must also comply with many of these consumer protection statutes and regulations. Among other things, these acts:
•	require banks to meet the credit needs of their communities;

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.
Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) which amended the BHC Act and the FDIA, bank holding companies are allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, banks are permitted, under certain circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.
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
The Federal Reserve’s monetary policies have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Company and the Banks cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on their business and earnings.
Supplemental Statistical Data
The following statistical information and the statistical information on pages 3, 76 and 77 of the 2005 Annual Report to Shareholders are provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosures by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in its 2005 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.
Investment Securities Portfolio
The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

U.S. Treasury	$34,586	140,707	54,930
U.S. Government agencies	714,715	545,887	309,728
Municipal	48,397	25,412	11,364
Corporate notes and other debt	8,358	8,329	35,408
Mortgage-backed	874,067	533,726	393,239
Federal Reserve/FHLB stock and other equity securities	119,261	89,416	102,212

Total available-for-sale securities	$1,799,384	1,343,477	906,881

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2005 and 2004, are included by reference to Note 3 to the Consolidated Financial Statements included in the 2005 Annual Report to Shareholders, which is incorporated herein by reference. All of the Company’s securities, for all periods shown, are classified as available-for-sale.

Maturities of available-for-sale securities as of December 31, 2005, by maturity distribution, are as follows (in thousands):

						Federal
						Reserve /
			From 5		Mortgage-	FHLB stock
	Within	From 1	to 10	After	backed	and other
	1 year	to 5 years	years	10 years	securities	equities	Total

U.S. Treasury	$1,982	4,078	28,526	—	—	—	34,586
U.S. Government agencies	430,508	80,239	203,968	—	—	—	714,715
Municipal	7,693	20,558	14,021	6,125	—	—	48,397
Corporate notes and other debt	—	549	—	7,809	—	—	8,358
Mortgage-backed (1)	—	—	—	—	874,067	—	874,067
Federal Reserve/FHLB stock and other equity securities	—	—	—	—	—	119,261	119,261

Total available-for-sale securities	$440,183	105,424	246,515	13,934	874,067	119,261	1,799,384

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.
The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2005.

						Federal
						Reserve /
			From 5		Mortgage-	FHLB stock
	Within	From 1	to 10	After	backed	and other
	1 year	to 5 years	years	10 years	securities	equities	Total

U.S. Treasury	1.72%	0.80%	3.43%	—	—	—	3.03%
U.S. Government agencies	3.47%	3.62%	4.41%	—	—	—	3.76%
Municipal	3.73%	5.06%	5.99%	8.87%	—	—	5.59%
Corporate notes and other debt	—	8.00%	—	5.63%	—	—	5.78%
Mortgage-backed (1)	—	—	—	—	4.88%	—	4.88%
Federal Reserve/FHLB stock and other equity securities	—	—	—	—	—	4.05%	4.05%

Total available-for-sale securities	3.46%	3.81%	4.38%	7.03%	4.88%	4.05%	4.37%

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and commercial real estate	$3,161,734	61%	2,465,852	57	1,648,022	50	1,320,598	52	1,007,580	50
Home equity	624,337	12	574,668	13	466,812	14	365,521	14	261,049	13
Residential real estate	275,729	5	248,118	5	173,625	5	156,213	6	140,041	7
Premium finance receivables	814,681	16	770,792	18	746,895	23	461,614	18	348,163	17
Indirect consumer loans	203,002	4	171,926	4	174,071	5	178,234	7	184,209	9
Tricom finance receivables	49,453	1	29,730	1	25,024	1	21,048	1	18,280	1
Consumer and other loans	84,935	1	87,260	2	63,345	2	52,858	2	59,157	3

Total loans, net of unearned income	$5,213,871	100%	4,348,346	100	3,297,794	100	2,556,086	100	2,018,479	100

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Working capital lines are generally renewable annually and supported by business assets, personal guarantees and, oftentimes, additional collateral. Equipment loans are generally secured by titles and/or U.C.C. filings. Also included in this category are loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program and small aircraft financing, an earning asset niche developed at Crystal Lake Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. The vast majority of commercial loans are made within the Banks’ immediate market areas. The increase in this loan category can be attributed to bank acquisitions, additional banking facilities, an emphasis on business development calling programs, recruitment of additional experienced lending officers and superior servicing of existing commercial loan customers which has increased referrals.
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

Residential real estate mortgages. The residential real estate category predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago and southern Wisconsin metropolitan areas or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. Through the Banks and the Company’s WestAmerica subsidiary, the Company can accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks’own portfolios. A portion of the loans sold by the Company into the secondary market were sold to the Federal National Mortgage Association (“FNMA”) with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2005 and 2004 was $522 million and $297 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
Premium finance receivables. The Company originates premium finance receivables through FIFC. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. FIFC began selling loans to an unrelated third party in 1999. During 2005, FIFC originated approximately $2.7 billion of loans and sold approximately $562 million of those loans to an unrelated financial institution. FIFC recognized gains of $6.5 million related to this activity. As of December 31, 2005 and 2004, the balance of these receivables that FIFC services for others totaled approximately $261 million and $251 million, respectively. All premium finance receivables are subject to the Company’s stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.
FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC’s marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC’s own sales force working with insurance agents and brokers throughout the United States. As of December 31, 2005, FIFC had the necessary licensing or other regulatory approvals to do business in all 50 states and the District of Columbia.
In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The initial average balance of premium finance loans originated during 2005 was approximately $29,000 and the average term of the agreements was approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company’s standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (i.e. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured is not sufficient to cover the entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company’s collateral position is in jeopardy.
Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers and to a lesser extent boat loans funded through unaffiliated boat dealers, as a result of the State Bank of The Lakes acquisition in 2005. In 2005, the Company increased its volume of originations of auto loans as market conditions indicated it was prudent to do so, and expects the portfolio to grow in future periods depending on market conditions. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $20,000 and have an original maturity of 36 to 72 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with the Company’s portfolios is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect consumer loans are subject to the Banks’stringent credit standards.
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
Consumer and Other. Included in the consumer and other loan category is a wide variety of personal and consumer loans to individuals. The Banks originate consumer loans in order to provide a wider range of financial services to their customers. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans due to the type and nature of the collateral.
The Company had no loans to businesses or governments of foreign countries at any time during 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2005 by date at which the loans mature (in thousands):

	One year	From one	After
	or less	to five years	five years	Total

Commercial and commercial real estate loans	$1,416,364	1,548,083	197,287	3,161,734
Premium finance receivables, net of unearned income	814,681	—	—	814,681
Tricom finance receivables	49,453	—	—	49,453

Of those loans maturing after one year, approximately $317.5 million have fixed rates.
Risk Elements in the Loan Portfolio
The following table sets forth the allocation of the allowance for loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Allowance for loan losses:
Commercial and commercial real estate	$28,288	70%	20,016	57	7,421	50	6,837	52	6,251	50
Home equity	1,835	5	1,404	13	467	14	563	14	1,353	13
Residential real estate	1,372	3	993	5	417	5	200	6	137	7
Consumer and other	1,516	4	1,585	2	418	2	358	2	835	3
Premium finance receivables	4,586	11	7,708	18	5,495	23	3,613	18	1,391	17
Indirect consumer loans	2,538	7	2,149	4	915	5	941	7	1,442	9
Tricom finance receivables	148	—	372	1	143	1	120	1	112	1
Unallocated	—	—	—	—	10,265	—	5,758	—	2,165	—

Totals	$40,283	100%	34,227	100	25,541	100	18,390	100	13,686	100

Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$491	100%	—	—	—	—	—	—	—	—

Management has determined that the allowance for loan losses and the allowance for losses on lending-related commitments were adequate at December 31, 2005. The Company’s loan rating process is an integral component of the methodology utilized in determining the adequacy of the allowance for loan losses. The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Problem Loan Report”) as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Problem Loan Report.

In 2004, the Company refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to specific loan portfolio groupings. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of Problem Loan Report loans and actual loss experience, industry concentration, geographical concentrations, levels of delinquencies, historical loss experience including an analysis of the lack of seasoning in the loan portfolio, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors, including regulatory guidance and general economic conditions. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The methodology used in 2004 refined the process so that this element was calculated for each loan portfolio grouping. In prior years, this element of the allowance was associated with the loan portfolio as a whole rather than with a specific loan portfolio grouping. In 2005, the increase in the amount of allowance for loan losses can be primarily attributed to the 2005 acquisitions and growth in the core loan portfolio, specifically commercial and commercial real estate. However, the portion of the allowance for loan losses allocated to premium finance receivables decreased in 2005 as a result of lower historical loss trends. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. The allowance for unfunded loan commitments and letters of credit is computed using a methodology similar to that used to determine to allowance for loan losses. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
An analysis of commercial and commercial real estate loans actual loss experience is conducted to assess reserves established for credits with similar risk characteristics. An allowance is established for loans on the Problem Loan Report and for pools of loans based on the loan types and the risk ratings assigned. The Company separately measures the fair value of impaired commercial and commercial real estate loans using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans subject to impairment evaluation are included in nonperforming assets. Commercial and commercial real estate loans continue to represent a larger percentage of the Company’s total loans outstanding. The credit risk of commercial and commercial real estate loans is largely influenced by the impact on borrowers of general economic conditions, which can been challenging and uncertain. Historically low net charge-offs of commercial and commercial real-estate loans may not be indicative of future charge-off levels. The home equity, residential real estate, consumer and other loan allocations are based on analysis of historical delinquency and charge-off statistics and trends and the current economic environment. Allocations for niche loans such as premium finance receivables, indirect consumer and Tricom finance receivables are based on an analysis of historical delinquency and charge-off statistics, historical growth trends and historical economic trends.
For analysis and review of the credit loss provision and allowance for loan losses, non-accrual, past due and restructured loans, other real estate owned, potential problem loans and loan concentrations, reference is made to the “Credit Risk and Asset Quality” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2005 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.

Deposits
The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2005 (in thousands):

Maturing within 3 months	$490,638
After 3 but within 6 months	338,417
After 6 but within 12 months	698,003
After 12 months	619,527

Total	$2,146,585

Return on Equity and Assets
The following table presents certain ratios relating to the Company’s equity and assets as of and for the years ended December 31:

	2005	2004	2003

Return on average total assets	0.88%	0.94%	0.93%
Return on average shareholders’equity	11.00%	13.12%	14.36%

Dividend payout ratio	8.7%	8.5%	8.1%
Average equity to average total assets	8.0%	7.2%	6.4%
Ending total risk based capital ratio	11.9%	12.2%	12.1%
Leverage ratio	8.3%	8.4%	8.9%

Short-Term Borrowings
The following table presents details regarding Federal funds purchased and securities sold under repurchase agreements (in thousands):

	2005	2004	2003

Balance at year end:
Federal funds purchased	$235	$78,576	$38,800
Securities sold under repurchase agreements	$93,311	$118,669	$26,544

Weighted interest rate for amounts outstanding at year end:
Federal funds purchased	4.25%	2.47%	1.27%
Securities sold under repurchase agreements	2.61%	2.05%	0.75%

Maximum outstanding at any month end:
Federal funds purchased	$129,150	$78,576	$60,100
Securities sold under repurchase agreements	$232,685	$206,620	$28,686

Average amount outstanding:
Federal funds purchased	$20,341	$31,567	$16,123
Securities sold under repurchase agreements	$132,233	$83,264	$25,245

Weighted daily average interest rate:
Federal funds purchased	3.42%	1.82%	1.31%
Securities sold under repurchase agreements	2.10%	1.25%	0.89%

Federal funds purchased and securities sold under repurchase agreements have maturities of six months or less. Securities sold under repurchase agreements represent short-term borrowings from brokers as well as sweep accounts in connection with master repurchase agreements at the Banks.
Further information regarding short-term borrowings is contained in Note 14 to the Consolidated Financial Statements and in the “Analysis of Financial Condition — Deposits and Other Funding Sources” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.
ITEM 1A. Risk Factors
An investment in Wintrust’s common stock is subject to risks inherent to Wintrust’s business. The material risks and uncertainties that management believes affect Wintrust are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing Wintrust. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair Wintrust’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, Wintrust’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Wintrust’s common stock could decline significantly, and you could lose all or part of your investment.

The financial services industry is very competitive.
We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Wintrust’s ability to compete successfully depends on a number of factors, including, among other things:
•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service and high ethical standards;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Company introduces new products and services relative to its competitors;

•	customer satisfaction with the Company’s level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
Wintrust may be adversely affected by interest rate changes.
Wintrust’s interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Changes in interest rates may influence the growth rate of loans and deposits, the quality of the loan portfolio, loan and deposit pricing, the volume of loan originations in Wintrust’s mortgage banking business and the value that Wintrust can recognize on the sale of mortgage loans in the secondary market. Wintrust expects the results of its mortgage banking business in selling loans into the secondary market will be impacted during periods of rising interest rates.
With the relatively low interest rates that prevailed over the last three years, Wintrust has been able to augment the total return of its investment securities portfolio by selling put options and call options on fixed-income securities it owns. Wintrust recorded fee income of approximately $11.4 million during 2005, compared to approximately $11.1 million in 2004, from premiums earned on these option transactions. In a rising interest rate environment, particularly if interest rates continue to increase, the amount of premium income Wintrust earns on these transactions will likely decline. Wintrust’s opportunities to sell covered call options may be limited in the future if rates continue to rise. The loss of such premium income or changes in the growth rate, quality and pricing of Wintrust’s loan and deposit portfolio caused by changes in interest rates could have a material adverse effect on Wintrust’s financial condition and results of operations.
Wintrust is subject to lending risk.
There are inherent risks associated with the Company’s lending activities. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. A significant portion of the Company’s loan portfolio consisted of commercial and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.
Wintrust’s allowance for loan losses may prove to be insufficient to absorb losses that may occur in its loan portfolio.
Wintrust’s allowance for loan losses is established in consultation with management of its operating subsidiaries and is maintained at a level considered adequate by management to absorb loan losses that are inherent in the portfolios. At December 31, 2005, Wintrust’s allowance for loan losses was 153.8% of total nonperforming loans and 0.77% of total loans. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond its control, and such losses may exceed current estimates. Estimating loan loss allowances for Wintrust’s newer banks is more difficult because rapidly growing and de novo bank loan portfolios are, by their nature, unseasoned. Therefore, the Banks may be more susceptible to changes in estimates, and to losses exceeding estimates, than banks with more seasoned loan portfolios. There can be no assurance that the allowance for loan losses will prove sufficient to cover actual loan or lease losses in the future, which could result in a material adverse effect on Wintrust’s financial condition and results of operations.
De novo operations and branch openings impact Wintrust’s profitability.
Wintrust’s financial results have been and will continue to be impacted by its strategy of de novo bank formations and branch openings. Wintrust expects to undertake additional de novo bank formations or branch openings. In fact, on December 8, 2005, Wintrust announced plans to open a de novo bank in the south suburbs of Chicago, and opened the bank in late March 2006. Based on Wintrust’s experience, its management believes that it generally takes from 13 to 24 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these new banks or branches will ever be profitable. To the extent Wintrust undertakes additional de novo bank, branch and business formations, its level of reported net income, return on average equity and return on average assets will be impacted by start-up costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than Wintrust expected or than its experience has shown, which could have a material adverse effect on Wintrust’s financial condition and results of operations.
Wintrust’s premium finance business involves unique operational risks and could expose it to significant losses.
Of Wintrust’s total loans at December 31, 2005, 15%, or approximately $815 million, were comprised of commercial insurance premium finance receivables that it generates through FIFC. These loans involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with loan portfolios of more traditional community banks because Wintrust conducts lending in this segment primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. FIFC also faces unique operational and internal control challenges due to the relative-

ly rapid turnover of the premium finance loan portfolio and high volume of new loan originations. As a result, risk management and general supervisory oversight may be more difficult than in the Banks. FIFC may also be more susceptible to third party fraud. Acts of fraud are difficult to detect and deter, and Wintrust cannot assure investors that its risk management procedures and controls will prevent losses from fraudulent activity. For example, in the third quarter of 2000, FIFC recorded a non-recurring after-tax charge of $2.6 million in connection with a series of fraudulent loan transactions perpetrated against FIFC by one independent insurance agency located in Florida. Although Wintrust has since enhanced its internal controls system at FIFC, it may continue to be exposed to the risk of significant loss in its premium finance business, which could result in a material adverse effect on Wintrust’s financial condition and results of operations. Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company’s operations could be adversely affected. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.
Wintrust may not be able to obtain liquidity and income from the sale of premium finance receivables in the future.
Wintrust has been selling some of the loans FIFC originates to an unrelated third party. Wintrust has recognized gains on the sales of the receivables, and the proceeds of sales have provided it with additional liquidity. Consistent with its strategy to be asset driven, Wintrust expects to pursue similar sales of premium finance receivables in the future; however, it cannot assure you that there will continue to be a market for the sale of these loans and the extent of Wintrust’s future sales of these loans will depend on the level of new volume growth in relation to its capacity to retain the loans within the Banks’ loan portfolios. Because Wintrust has a recourse obligation to the purchaser of premium finance loans that it sells, it could incur losses in connection with the loans sold if collections on the underlying loans prove to be insufficient to repay to the purchaser the principal amount of the loans sold plus interest at the negotiated buy-rate and if the collection shortfall on the loans sold exceeds Wintrust’s estimate of losses at the time of sale. An inability to sell premium finance receivables in the future or the failure of collections on the underlying loans to be sufficient to repay the principal amount of such loans could result in a material adverse effect on Wintrust’s financial condition and results of operations.
Wintrust historically has engaged in a large number of acquisitions. Wintrust may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions.
In the past several years, Wintrust has completed numerous acquisitions of banks and other financial service related companies and may continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions likely will result in Wintrust achieving slower growth. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•	potential exposure to unknown or contingent liabilities or asset quality issues of the target company (including the pending acquisition of Hinsbrook Bancshares, Inc.);

•	difficulty and expense of integrating the operations and personnel of the target company (including the pending acquisition of Hinsbrook Bancshares, Inc.);

•	potential disruption to Wintrust’s business, including diversion of Wintrust’s management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Wintrust’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Wintrust’s financial condition and results of operations.
Wintrust is subject to extensive government regulation and supervision.
The Company and its subsidiaries are subject to extensive federal and state regulation and supervision. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Wintrust in substantial and unpredictable ways. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business for additional information.
Wintrust’s profitability depends significantly on economic conditions in the state of Illinois.
Wintrust’s success depends primarily on the general economic conditions of the State of Illinois and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, Wintrust provides banking and financial services to customers primarily in the greater Chicago and southeast Wisconsin metropolitan areas. The local economic conditions in these areas have a significant impact on the demand for Wintrust’s products and services as well as the ability of Wintrust’s customers to repay loans, the value of the collateral securing loans and the stability of Wintrust’s deposit funding sources. A significant decline in economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors with impact on these local markets could, in turn, have a material adverse effect on our financial condition and results of operations.
Wintrust relies on dividends from its subsidiaries for most of its revenue.
Wintrust is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that the Banks and certain non-bank subsidiaries may pay to Wintrust. In the event that the Banks are unable to pay dividends to Wintrust, it may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Banks could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business for more information.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Provisions in Wintrust’s articles of incorporation and by-laws may delay or prevent an acquisition of Wintrust by a third party.
Wintrust’s articles of incorporation and by-laws contain provisions that make it more difficult for a third party to gain control or acquire Wintrust without the consent of its board of directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of Wintrust’s governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of Wintrust’s shareholders.
Wintrust’s future success depends, in part, on its ability to attract and retain experienced and qualified personnel.
Wintrust believes that its future success depends, in part, on its ability to attract and retain experienced personnel, including its senior management and other key personnel. The loss of any of its senior managers or other key personnel, or its inability to identify, recruit and retain such personnel, could materially and adversely affect Wintrust’s business, operating results and financial condition.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. PROPERTIES
The Company’s executive offices are located in the banking facilities of Lake Forest Bank. Certain corporate functions are also located at the various Bank subsidiaries.
The Company’s Banks operate through 62 banking facilities, the majority of which are owned. The Company owns 95 Automatic Teller Machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and Southern Wisconsin. The Banks also own two locations that are used as operations centers. Excess space in certain properties is leased to third parties.
Wayne Hummer Investments, LLC has two locations, one in downtown Chicago and one in Appleton, Wisconsin, both of which are leased. WestAmerica Mortgage has 23 locations in eleven states, all of which are leased. First Insurance Funding Corp, Tricom, Inc. and Wintrust Information Technology Services, each has one location, all of which are owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
See Note 9 to the Consolidated Financial Statements contained in the 2005 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.
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
No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the common stock during 2005 and 2004.

	2005		2004
	High	Low	High	Low

Fourth quarter	$59.63	$48.00	$63.39	$54.33
Third quarter	$55.50	$49.01	$58.42	$49.82
Second quarter	$52.93	$45.00	$50.80	$45.18
First quarter	$57.23	$46.78	$50.44	$41.85

Approximate Number of Equity Security Holders
As of March 13, 2006 there were approximately 1,649 shareholders of record of the Company’s common stock.
Dividends on Common Stock
In January 2000, the Company’s Board of Directors approved the first semi-annual cash dividend on its common stock and has continued to approve a semi-annual dividend since that time.
Following is a summary of the cash dividends paid in 2004 and 2005.

Record Date	Payable Date	Dividend per Share
February 5, 2004	February 19, 2004	$0.10
August 10, 2004	August 24, 2004	$0.10
February 8, 2005	February 22, 2005	$0.12
August 9, 2005	August 23, 2005	$0.12

In January 2006, the Company’s Board of Directors approved a 17% increase in its semi-annual dividend to $0.14 per share. The dividend was paid on February 23, 2006 to shareholders of record as of February 9, 2006.
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
Because the Company’s consolidated net income consists largely of net income of the Banks, WestAmerica, FIFC, Tricom, WHTC and the Wayne Hummer Companies, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. The Banks’ability to pay dividends is regulated by banking statutes. See “Financial Institution Regulation Generally — Dividends” on page 12 of this Form 10-K. During 2005, 2004 and 2003, the Banks paid $45.1 million and $25.5 million and $5.5 million, respective-

ly, in dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2006, Beverly Bank, which began operations in April 2004, was subject to this additional dividend restriction. Its de novo period will end in April 2007.
Reference is made to Note 19 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in the 2005 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which are incorporated herein by reference, for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No shares were repurchased in the fourth quarter of 2005. As of December 31, 2005, 85,950 shares may yet be repurchased under the Program.
ITEM 6. SELECTED FINANCIAL DATA
Certain information required in response to this item is contained in the 2005 Annual Report to Shareholders under the caption “Selected Financial Highlights” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required in response to this item is contained in the 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference. This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 2005 Annual Report to Shareholders.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Certain information required in response to this item is contained in the 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset-Liability Management,” which is incorporated herein by reference. That information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto also included in the 2005 Annual Report to Shareholders.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required in response to this item is contained in the 2005 Annual Report to Shareholders under the caption “Consolidated Financial Statements,” and is incorporated herein by reference. Also, refer to Item 15 of this Report for the Index to Financial Statements.

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
Internal Control Over Financial Reporting
Management’s responsibilities relating to establishing and maintaining effective disclosure controls and procedures include establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, on page 28 of the Company’s Annual Report, which is included as Exhibit 13.1, management assessed the Company’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company’s system of internal control over financial reporting met those criteria and is effective.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears on page 29 of the Company’s Annual Report which is included herein as Exhibit 13.1.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 25, 2006 under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees, Governance and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the Nasdaq National Market. The code applies to all of the Company’s directors, officers and employees and is attached hereto as Exhibit 14.1 and posted on the Company’s website (www.win-trust.com). The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.
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
The following table summarizes information as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:
Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
• WTFC 1997 Stock Incentive Plan, as amended	3,063,654	$27.83	379,286
• WTFC Employee Stock Purchase Plan	N/A	N/A	203,105
• WTFC Directors Deferred Fee and Stock Plan	N/A	N/A	203,544

	3,063,654	$27.83	785,935

Equity compensation plans not approved by security holders (1)	—	—	—
• N/A	—	—	—

Total (1)	3,063,654	$27.83	785,935

(1)	Excludes 161,985 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc., Village Bancorp, Inc., Northview Financial Corporation, Town Bankshares, Ltd and First Northwest Bancorp, Inc. The weighted average exercise price of those options is $25.84. No additional awards will be made under these plans.
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
1., 2. Financial Statements and Schedules
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to the 2005 Annual Report to Shareholders filed as Exhibit 13.1, are filed as part of this document pursuant to Item 8, Financial Statements and Supplementary Data:
Consolidated Statements of Condition as of December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

3.3	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.4	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005)

10.4	Amended and Restated Loan Agreement ($75 million) between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.5	Credit Agreement, dated as of November 1, 2005, among Wintrust Financial Corporation, the various financial institutions party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 15, 2005).

10.6	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.7	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.8	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ending June 30, 2003).

10.9	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.10	$25.0 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.11	Amended and Restated $1.0 million Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of May 29, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.12	$50.0 million Revolving Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of July 20, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.13	Amended and Restated Pledge and Security Agreement dated as of May 29, 2005, executed August 26, 2005, between Wintrust Financial Corporation and LaSalle Bank, National Association (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.14	Amended and Restated Collateral Safekeeping Agreement dated as of May 29, 2005, executed August 26, 2005, among Wintrust Financial Corporation, LaSalle Bank, National Association and Standard Federal Bank, N.A. (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.15	Amended and Restated Confirmation, dated as of December 14, 2005, between Wintrust Financial Corporation and RBC Capital Markets Corporation as agent for Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2005).

10.21	Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant’s Form S 4 Registration Statement (No. 333- 4645), filed with the Securities and Exchange Commission on July 22, 1996). *

10.22	Form of Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer. The Company entered into Employment Agreements with David A. Dykstra, Senior Executive Vice President and Chief Operating Officer and Richard B. Murphy, Executive Vice President and Chief Credit Officer during 2005 in substantially identical form to this exhibit (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ending December 31, 2004). *

10.23	Form of Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer. The Company entered into an Employment Agreement with Robert F. Key, Executive Vice President/Marketing, during 2005 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the year ending December 31, 2004). *

10.26	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

10.27	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2000). *

10.28	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of Form S-8 filed July 1, 2004.)*

10.29	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of Form S-8 filed July 1, 2004.)*

10.30	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.31	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ending December 31, 2004). *

10.32	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company). *

10.33	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company). *

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	2005 Annual Report to Shareholders.

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Edward J. Wehmer	/s/ EDWARD J. WEHMER President and Chief Executive Officer	March 31, 2006

David L. Stoehr	/s/ DAVID L. STOEHR Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John S. Lillard	/s/ JOHN S. LILLARD	March 31, 2006

Chairman of the Board of Directors

Edward J. Wehmer	/s/ EDWARD J. WEHMER	March 31, 2006

President and CEO and Director

Allan E. Bulley, Jr.	/s/ ALLAN E. BULLEY, JR.	March 31, 2006

Director

Peter D. Crist	/s/ PETER D. CRIST	March 31, 2006

Director

Bruce K. Crowther	/s/ BRUCE K. CROWTHER	March 31, 2006

Director

Joseph F. Damico	/s/ JOSEPH F. DAMICO	March 31, 2006

Director

Bert A. Getz, Jr.	/s/ BERT A. GETZ, JR.	March 31, 2006

Director

James B. McCarthy	/s/ JAMES B. MCCARTHY	March 31, 2006

Director

Albin F. Moschner	/s/ ALBIN F. MOSCHNER	March 31, 2006

Director

Thomas J. Neis	/s/ THOMAS J. NEIS	March 31, 2006

Director

Hollis W. Rademacher	/s/ HOLLIS W. RADEMACHER	March 31, 2006

Director

J. Christopher Reyes	/s/ J. CHRISTOPHER REYES	March 31, 2006

Director

John J. Schornack	/s/ JOHN J. SCHORNACK	March 31, 2006

Director

Ingrid S. Stafford	/s/ INGRID S. STAFFORD	March 31, 2006

Director