Form 10-Q/A
period 2005-03-31
WINTRUST FINANCIAL CORP
filed 2006-04-19
CIK 1015328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock — no par value, 23,470,996 shares, as of May 3, 2005

Explanatory Note
Wintrust Financial Corporation (“Wintrust” or “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). This amendment is being filed to correct errors in the originally filed Quarterly Report on Form 10-Q related to the Company’s accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), for interest rate swap agreements entered into in connection with certain debentures related to trust preferred securities and subordinated debt (“Debt Transactions”).
In the first quarter of 2006, the Company became aware that, in light of recent informal technical interpretations, the interpretation with respect to applying the method of hedge accounting under paragraph 65 of SFAS No. 133 (commonly referred to as the “short-cut” method) that the Company had used for certain interest rate swaps on its Debt Transactions may not be correct. After further examination and discussions with its independent registered public accounting firm, the Company and its Audit Committee concluded that the swap transactions did not qualify for the short-cut method because of the amortizing nature of the subordinated debt and an interest deferral feature of the trust preferred securities that permits interest payments to be deferred for a period of up to five years without creating an event of default or acceleration. Therefore, since the documentation of the hedge relationship at the inception of the hedge did not require ongoing assessments of effectiveness and SFAS 133 does not allow for application of the “long-haul” method retrospectively, the swaps did not qualify for hedge accounting and must be marked to market from their inception, with the result that any fluctuations in the market value of the interest rate swaps should have been recorded through the income statement. There is no effect on cash flows from these revisions. The Company is currently considering whether to re-designate the interest rate swaps associated with these transactions as hedges under the “long-haul” accounting method in order to qualify them going forward for hedge accounting under SFAS No. 133.
The effect this restatement had on earnings for the affected periods is as follows:

Three Months
Ended
(Dollars in thousands, except per share data)	March 31, 2005

Interest expense	$(74)
Non-interest income	1,144
Income tax expense	(409)

Net income	$661

Net income per share – Diluted	$0.03

For additional information on the restatement see Note 1, Restatement, to the Financial Statements presented under Item 1 of this report.

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands)	2005 (Restated)	2004	2004

Assets
Cash and due from banks	$148,205	$128,166	$109,680
Federal funds sold and securities purchased under resale agreements	70,339	47,860	298,200
Interest bearing deposits with banks	6,108	4,961	5,098
Available-for-sale securities, at fair value	1,538,433	1,343,477	702,810
Trading account securities	3,438	3,599	4,629
Brokerage customer receivables	29,662	31,847	32,851
Mortgage loans held-for-sale	133,131	104,709	34,912
Loans, net of unearned income	4,858,724	4,348,346	3,464,741
Less: Allowance for loan losses	39,337	34,227	27,083

Net loans	4,819,387	4,314,119	3,437,658
Premises and equipment, net	217,048	185,926	162,310
Accrued interest receivable and other assets	163,179	129,702	122,561
Goodwill	196,549	113,461	48,665
Other intangible assets	20,060	11,221	3,399

Total assets	$7,345,539	$6,419,048	$4,962,773

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$581,828	$505,312	$362,643
Interest bearing	5,344,257	4,599,422	3,709,702

Total deposits	5,926,085	5,104,734	4,072,345

Notes payable	6,000	1,000	1,000
Federal Home Loan Bank advances	336,965	303,501	194,023
Other borrowings	154,991	201,924	49,165
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	209,963	204,489	98,963
Accrued interest payable and other liabilities	99,320	79,488	128,269

Total liabilities	6,783,324	5,945,136	4,593,765

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	23,447	21,729	20,213
Surplus	407,590	319,147	247,254
Common stock warrants	828	828	1,009
Retained earnings	152,623	139,566	101,875
Accumulated other comprehensive loss	(22,273)	(7,358)	(1,343)

Total shareholders’ equity	562,215	473,912	369,008

Total liabilities and shareholders’ equity	$7,345,539	$6,419,048	$4,962,773

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31
(In thousands, except per share data)	2005 (Restated)	2004

Interest income
Interest and fees on loans	$72,279	$48,450
Interest bearing deposits with banks	28	26
Federal funds sold and securities purchased under resale agreements	151	151
Securities	14,429	9,778
Trading account securities	22	35
Brokerage customer receivables	413	314

Total interest income	87,322	58,754

Interest expense
Interest on deposits	28,972	17,729
Interest on Federal Home Loan Bank advances	2,568	1,621
Interest on notes payable and other borrowings	1,779	746
Interest on subordinated notes	679	702
Interest on long-term debt — trust preferred securities	3,411	1,448

Total interest expense	37,409	22,246

Net interest income	49,913	36,508
Provision for loan losses	1,231	2,564

Net interest income after provision for loan losses	48,682	33,944

Non-interest income
Wealth management fees	7,944	8,473
Mortgage banking revenue	6,527	2,290
Service charges on deposit accounts	1,339	973
Gain on sales of premium finance receivables	1,656	1,475
Administrative services revenue	1,015	942
Gains on available-for-sale securities, net	—	852
Other	5,899	3,681

Total non-interest income	24,380	18,686

Non-interest expense
Salaries and employee benefits	29,463	20,779
Equipment	2,749	2,169
Occupancy, net	3,840	2,178
Data processing	1,715	1,302
Advertising and marketing	994	724
Professional fees	1,469	968
Amortization of other intangible assets	755	200
Other	7,319	5,937

Total non-interest expense	48,304	34,257

Income before income taxes	24,758	18,373
Income tax expense	9,085	6,779

Net income	$15,673	$11,594

Net income per common share — Basic	$0.72	$0.58

Net income per common share — Diluted	$0.68	$0.54

Cash dividends declared per common share	$0.12	$0.10

Weighted average common shares outstanding	21,831	20,148
Dilutive potential common shares	1,215	1,328

Average common shares and dilutive common shares	23,046	21,476

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
							Compre-
	Compre-			Common			hensive	Total
	hensive	Common		Stock	Treasury	Retained	Income	Shareholders’
(In thousands)	Income	Stock	Surplus	Warrants	Stock	Earnings	(Loss)	Equity

Balance at December 31, 2003		$20,066	$243,626	$1,012	$—	$92,301	$(7,168)	$349,837
Comprehensive income:
Net income	$11,594	—	—	—	—	11,594	—	11,594
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	6,170	—	—	—	—	—	6,170	6,170
Unrealized losses on derivative Instruments	(345)	—	—	—	—	—	(345)	(345)

Comprehensive income	$17,419

Cash dividends declared on common stock		—	—	—	—	(2,020)	—	(2,020)
Common stock issued for:
Business combinations - Contingent consideration paid		4	167	—	—	—	—	171
Exercise of common stock warrants		3	32	(3)	—	—	—	32
Director compensation plan		5	168	—	—	—	—	173
Employee stock purchase plan and exercise of stock options		108	2,353	—	—	—	—	2,461
Restricted stock awards		27	908	—	—	—	—	935

Balance at March 31, 2004		$20,213	$247,254	$1,009	$—	$101,875	$(1,343)	$369,008

Balance at December 31, 2004		$21,729	$319,147	$828	$—	$139,566	$(7,358)	$473,912
Comprehensive income:
Net income	$15,673	—	—	—	—	15,673	—	15,673

Other comprehensive income (loss), net of tax:
Unrealized losses on securities, net of reclassification adjustment	(15,021)	—	—	—	—	—	(15,021)	(15,021)
Unrealized gains on derivative instruments	106	—	—	—	—	—	106	106

Comprehensive income	$758

Cash dividends declared on common stock		—	—	—	—	(2,616)	—	(2,616)
Common stock issued for:
New issuance, net of costs		1,000	54,883					55,883
Business combinations		598	29,834	—	—	—	—	30,432
Director compensation plan		7	310	—	—	—	—	317
Employee stock purchase plan and exercise of stock options		94	2,584	—	—	—	—	2,678
Restricted stock awards		19	832	—	—	—	—	851

Balance at March 31, 2005 (Restated)		$23,447	$407,590	$828	$—	$152,623	$(22,273)	$562,215

	Three Months Ended March 31,
	2005	2004
Disclosure of reclassification amount and income tax impact:
Unrealized holding (losses) gains on available for sale securities during the period, net	$(24,253)	$10,286
Unrealized holding gains (losses) on derivative instruments arising during the period, net	172	(584)
Less: Reclassification adjustment for gains included in net income, net	—	852
Less: Income tax (benefit) expense	(9,166)	3,025

Net unrealized (losses) gains on available-for-sale securities and derivative instruments	$(14,915)	$5,825

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2005 (Restated)	2004

Operating Activities:
Net income	$15,673	$11,594
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	1,231	2,564
Depreciation and amortization	3,172	2,328
Deferred income tax expense	2,339	410
Tax benefit from exercises of stock options	1,169	1,222
Net amortization of premium on securities	1,045	493
Originations and purchases of mortgage loans held-for-sale	(473,539)	(189,079)
Proceeds from sales of mortgage loans held-for-sale	449,525	180,332
Decrease (increase) in trading securities, net	161	(960)
Net decrease in brokerage customer receivables	2,185	1,061
Gain on mortgage loans sold	(4,188)	(2,124)
Gain on sales of premium finance receivables	(1,656)	(1,475)
Gains on available-for-sale securities, net	—	(852)
Gain on sales of premises and equipment, net	(11)	(2)
Increase in accrued interest receivable and other assets, net	(8,272)	(3,198)
Increase in accrued interest payable and other liabilities, net	8,968	3,578

Net Cash (Used for) Provided by Operating Activities	(2,198)	5,892

Investing Activities:
Proceeds from maturities of available-for-sale securities	29,837	66,435
Proceeds from sales of available-for-sale securities	65,082	406,174
Purchases of available-for-sale securities	(98,024)	(257,047)
Proceeds from sales of premium finance receivables	146,415	90,000
Net cash paid for acquisitions	(78,877)	—
Net (increase) decrease in interest-bearing deposits with banks	(1,059)	1,130
Net increase in loans	(234,635)	(256,604)
Purchases of premises and equipment, net	(9,117)	(7,922)

Net Cash (Used for) Provided by Investing Activities	(180,378)	42,166

Financing Activities:
Increase in deposit accounts	234,578	195,926
Decrease in other borrowings, net	(74,560)	(28,904)
Decrease in notes payable, net	—	(25,000)
Increase in Federal Home Loan Bank advances, net	10,300	50,000
Issuance of common stock, net of issuance costs	55,883	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	1,509	1,271
Dividends paid	(2,616)	(2,020)

Net Cash Provided by Financing Activities	225,094	191,273

Net Increase in Cash and Cash Equivalents	42,518	239,331
Cash and Cash Equivalents at Beginning of Period	176,026	168,549

Cash and Cash Equivalents at End of Period	$218,544	$407,880

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Restatement
Wintrust is restating its financial statements and other financial information to correct errors related to the Company’s accounting under SFAS 133 for interest rate swap agreements entered into in connection with certain debentures related to its trust preferred securities and subordinated debt (“Debt Transactions”).
In the first quarter of 2006, the Company became aware that, in light of recent informal technical interpretations, the interpretation with respect to applying the method of hedge accounting under paragraph 65 of SFAS No. 133 (commonly referred to as the “short-cut” method) that the Company had used for certain interest rate swaps on its Debt Transactions may not be correct. After further examination and discussions with its independent registered public accounting firm, the Company and its Audit Committee concluded that the swap transactions did not qualify for the short-cut method because of the amortizing nature of the subordinated debt and an interest deferral feature of the trust preferred securities that permits interest payments to be deferred for a period of up to five years without creating an event of default or acceleration. Therefore, since the documentation of the hedge relationship at the inception of the hedge did not require ongoing assessments of effectiveness and SFAS 133 does not allow for application of the “long-haul” method retrospectively, the swaps did not qualify for hedge accounting and must be marked to market from their inception, with the result that any fluctuations in the market value of the interest rate swaps should have been recorded through the income statement. There is no effect on cash flows from these revisions. The Company is currently considering whether to re-designate the interest rate swaps associated with these transactions as hedges under the “long-haul” accounting method in order to qualify them going forward for hedge accounting under SFAS No. 133.
The following tables reflect a summary of both the originally reported and restated amounts:
Consolidated Statements of Condition:

(Dollars in thousands)	March 31, 2005
	As
	Originally	As
	Reported	Restated
Long-term debt — trust preferred securities	$209,459	$209,963
Accrued interest payable and other liabilities	99,512	99,320
Total liabilities	6,783,012	6,783,324
Retained earnings	151,962	152,623
Accumulated other comprehensive loss	(21,300)	(22.273)
Total shareholders’ equity	562,527	562,215

Consolidated Statements of Income:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2005
	As
	Originally	As
	Reported	Restated
Net interest income	$49,987	$49,987
Net cash settlement of interest rate swap derivatives	—	(74)

Total net interest income	49,987	49,913
Provision for loan losses	1,231	1,231

Net interest income after provision for loan losses	48,756	48,682

Non-interest income	23,236	23,236
Net cash settlement of interest rate swap derivatives	—	74
Change in fair value of interest rate swap derivatives	—	1,070

Total non-interest income	23,236	24,380

Total non-interest expense	48,304	48,304

Income before income taxes	23,688	24,758

Income tax expense	8,676	8,676
Income tax effect on restatement	—	409

Total income tax expense	8,676	9,085

Net income	$15,012	$15,673

Net income per share — Diluted	$0.65	$0.68

Consolidated Statements of Changes in Shareholders’ Equity:

	Three Months Ended
(Dollars in thousands)	March 31, 2005
	As
	Originally	As
	Reported	Restated
Balance, beginning of period	$473,912	$473,912
Increase attributable to net income	15,012	15,673
Unrealized gains on derivative instruments	1,078	106
Balance, end of period	562,527	562,215

(2) Basis of Presentation
The consolidated financial statements of Wintrust Financial Corporation and Subsidiaries presented herein are unaudited, but in the opinion of management reflect all necessary adjustments of a normal or recurring nature for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements.
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
(3) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.
(4) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2005		December 31, 2004		March 31, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$139,353	$133,526	$142,455	$140,707	$42,258	$42,073
U.S. Government agencies	647,374	633,684	550,524	545,887	286,748	287,609
Municipal	56,928	56,664	25,481	25,412	14,658	14,774
Corporate notes and other debt	8,455	8,411	8,455	8,329	18,411	18,320
Mortgage-backed	626,851	610,498	539,074	533,726	261,235	258,294
Federal Reserve/FHLB stock and other equity securities	95,525	95,650	89,286	89,416	80,655	81,740

Total available-for-sale securities	$1,574,486	$1,538,433	$1,355,275	$1,343,477	$703,965	$702,810

(5) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Balance:
Commercial and commercial real estate	$2,850,089	$2,465,852	$1,751,364
Home equity	636,926	574,668	483,367
Residential real estate	281,385	248,118	177,514
Premium finance receivables	766,416	770,792	783,666
Indirect consumer loans	189,628	171,926	177,580
Tricom finance receivables	33,469	29,730	23,061
Other loans	100,811	87,260	68,189

Total loans, net of unearned income	$4,858,724	$4,348,346	$3,464,741

Mix:
Commercial and commercial real estate	58%	57%	50%
Home equity	13	13	14
Residential real estate	6	5	5
Premium finance receivables	16	18	23
Indirect consumer loans	4	4	5
Tricom finance receivables	1	1	1
Other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

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
(6) Deposits
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

(7) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes:
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
(8) Long-term Debt — Trust Preferred Securities
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

The following table is a summary of the Company’s Long-term debt — trust preferred securities as of March 31, 2005. The Debentures represent the par value of the obligations owed to the Trusts and basis adjustments for the unamortized fair value adjustments recognized at the acquisition dates for the Northview, Town and First Northwest obligations.

(Dollars in thousands)
				Earliest
	Trust Preferred		Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Date
Wintrust Capital Trust I	$31,050	$32,010	09/30/28	09/30/03
Wintrust Capital Trust II	20,000	20,619	06/30/30	06/30/05
Wintrust Capital Trust III	25,000	25,774	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/08/33	12/31/08
Wintrust Statutory Trust V	40,000	41,238	05/11/34	06/30/09
Wintrust Capital Trust VII	50,000	51,550	03/15/35	03/15/10
Northview Capital Trust I	6,000	6,367	11/08/33	08/08/08
Town Bankshares Capital Trust I	6,000	6,412	11/08/33	08/08/08
First Northwest Capital Trust I	5,000	5,374	05/31/34	05/31/09

Total		$209,963

In the first quarter of 2005, interest rate swaps with a total notional amount of $135 million were entered into to economically hedge the Debentures related to the long-term-debt — trust preferred securities.
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

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$47,945	$32,502	$15,443	47.5%
Premium finance	10,927	13,027	(2,100)	(16.1)
Tricom	942	840	102	12.1
Wealth management	646	1,369	(723)	(52.8)
Parent and inter-segment eliminations	(10,547)	(11,230)	683	6.1

Total net interest income	$49,913	$36,508	$13,405	36.7%

Non-interest income:
Banking	$12,124	$7,434	$4,690	63.1%
Premium finance	1,811	1,475	336	22.8
Tricom	1,015	942	73	7.7
Wealth management	8,816	9,465	(649)	(6.9)
Parent and inter-segment eliminations	614	(630)	1,244	197.5

Total non-interest income	$24,380	$18,686	$5,694	30.5%

Segment profit (loss):
Banking	$15,143	$10,460	$4,683	44.8%
Premium finance	6,024	6,629	(605)	(9.1)
Tricom	394	274	120	43.8
Wealth management	(424)	575	(999)	(173.7)
Parent and inter-segment eliminations	(5,464)	(6,344)	880	13.9

Total segment profit	$15,673	$11,594	$4,079	35.2%

Segment assets:
Banking	$7,311,937	$4,830,776	$2,481,161	51.4%
Premium finance	779,828	811,406	(31,578)	(3.9)
Tricom	45,859	38,249	7,610	19.9
Wealth management	73,057	75,548	(2,491)	(3.3)
Parent and inter-segment eliminations	(865,142)	(793,206)	(71,936)	(9.1)

Total segment assets	$7,345,539	$4,962,773	$2,382,766	48.0%

(10) Derivative Financial Instruments
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
In accordance with SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to SFAS 133 are reported in income. Derivative contracts are valued using market values provided by the respective counterparties and are periodically validated by comparison with other third parties.

Interest Rate Swaps
The table below identifies the Company’s interest rate swaps at March 31, 2005 and December 31, 2004 which were entered into to economically hedge certain interest-bearing liabilities.

	March 31, 2005
	Notional	Fair Value	Receive	Pay	Counterparty’s
	Amount	Gain (Loss)	Rate	Rate	Call Option

Pay fixed, receive variable:
April 2033	$25,000	101	5.91%	6.71%	April 2008
December 2033	20,000	136	5.67%	6.40%	December 2008
May 2034	40,000	308	5.47%	6.27%	June 2009
March 2035	50,000	494	4.96%	5.68%	March 2010
October 2012	25,000	425	2.91%	4.23%	NA

Total	160,000	1,464

Receive fixed, pay variable:
September 2028	31,050	(504)	9.00%	5.42%	Any time

Total	$191,050	960

	December 31, 2004

Pay fixed, receive variable:
October 2012	$25,000	(215)	2.40%	4.23%	NA

Receive fixed, pay variable:
September 2028	31,050	(129)	9.00%	4.84%	Any time

Total	$56,050	(344)

These interest rate swaps were documented as being in hedging relationships at their inception date under the short-cut method of hedge accounting, but subsequently, the Company determined that the hedge documentation did not meet the standards of SFAS 133 for the short-cut method. A gain of approximately $1 million was recognized in the quarter ended March 31, 2005 to record the market value of these swaps as of March 31, 2005, in earnings. The gain is included in other non-interest income.
Mortgage Banking Derivatives
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

Other Derivatives
The Company has also used interest rate caps to hedge cash flow variability of certain deposit products. However, no interest rate cap contracts were entered into in 2005 or 2004, and the Company had no interest rate cap contracts outstanding at March 31, 2005, December 31, 2004 or March 31, 2004.
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options) or the right to sell certain securities to the Company at predetermined prices (put options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are recognized as other non-interest income. There were no covered call or put options outstanding as of March 31, 2005, December 31, 2004 or March 31, 2004.
(11) Business Combinations
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
Estimated amortization expense on finite-lived intangible assets for the years ended 2005 through 2009 are as follows:

(Dollars in thousands)

Actual in 3 months ended March 31, 2005	$755
Estimated remaining in 2005	2,645
Estimated — 2006	2,940
Estimated — 2007	2,411
Estimated — 2008	2,034
Estimated — 2009	1,861

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
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004
Net income
As reported	$15,673	$11,594
Compensation cost of stock options based on fair value, net of related tax effect	(729)	(527)

Pro forma	$14,944	$11,067

Earnings per share — Basic
As reported	$0.72	$0.58
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)	(0.03)

Pro forma	$0.68	$0.55

Earnings per share — Diluted
As reported	$0.68	$0.54
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.02)

Pro forma	$0.65	$0.52

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
(14) Earnings Per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004
Net income	$15,673	$11,594

Average common shares outstanding	21,831	20,148
Effect of dilutive common shares	1,215	1,328

Weighted average common shares and effect of dilutive common shares	23,046	21,476

Net income per average common share:
Basic	$0.72	$0.58

Diluted	$0.68	$0.54

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
Restatement
Wintrust is filing this amendment to its Quarterly Report on Form 10-Q to amend and restate financial statements and other financial information to correct errors related to the Company’s accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), for interest rate swap agreements entered into in connection with certain debentures related to trust preferred securities and subordinated debt.
In the first quarter of 2006, the Company became aware that, in light of recent informal technical interpretations, the interpretation with respect to applying the method of hedge accounting under paragraph 65 of SFAS No. 133 (commonly referred to as the “short-cut” method) that the Company had used for certain interest rate swaps on its Debt Transactions may not be correct. After further examination and discussions with its independent registered public accounting firm, the Company and its Audit Committee concluded that the swap transactions did not qualify for the short-cut method because of the amortizing nature of the subordinated debt and an interest deferral feature of the trust preferred securities that permits interest payments to be deferred for a period of up to five years without creating an event of default or acceleration. Therefore, since the documentation of the hedge relationship at the inception of the hedge did not require ongoing assessments of effectiveness and SFAS 133 does not allow for application of the "long-haul" method retrospectively, the swaps did not qualify for hedge accounting and must be marked to market from their inception, with the result that any fluctuations in the market value of the interest rate swaps should have been recorded through the income statement. There is no effect on cash flows from these revisions. The Company is currently considering whether to re-designate the interest rate swaps associated with these transactions as hedges under the “long-haul” accounting method in order to qualify them going forward for hedge accounting under SFAS No. 133.
For additional information on the restatement see Note 1, Restatement, of the Financial Statements presented under Item 1 of this report.
Overview and Strategy
Wintrust is a financial holding company engaged in the business of providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and Southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
The Company’s community banking franchise consists of 14 community banks (the “Banks”) with 58 locations. The Company developed its banking franchise through the de novo organization of eight banks (41 locations) and the purchase of six banks with 17 locations. Two banks were purchased in the first quarter of 2005 — State Bank of The Lakes with five banking offices and First Northwest Bank with two banking offices. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $7.35 billion in total assets at March 31, 2005 from $4.96 billion in total assets at March 31, 2004, an increase of 48%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its operating subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to first achieve operational profitability depending on the number and timing of branch facilities added.

The following table presents the Banks in chronological order based on the year in which they joined Wintrust. Each of the Banks, except Beverly Bank, has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995)	Acquired	March, 2005
Following is a summary of the Company’s banking expansion during the twelve months ended March 31, 2005:
2005 Banking Expansion Activity
•	New branch locations:
➢	Palatine Bank & Trust, a branch of Barrington Bank
•	Acquisitions:
➢	State Bank of The Lakes, with locations in Antioch, Lindenhurst, Grayslake, Spring Grove and McHenry

➢	First Northwest Bank, with two locations in Arlington Heights
2004 Banking Expansion Activity
•	New bank organized:
➢	Beverly Bank & Trust
•	New branch locations:
➢	Buffalo Grove Bank & Trust, a branch of Northbrook Bank

➢	Highland Park Bank & Trust — Ravinia, a branch of Lake Forest Bank

➢	Gurnee Community Bank, a branch of Libertyville Bank

➢	Lake Villa Community Bank, a branch of Libertyville Bank

➢	Sauganash, a branch of North Shore Community Bank
•	Acquisitions:
➢	Northview Bank, with two locations in Northfield (which became branches of Northbrook Bank), one location in Mundelein (which became a branch of Libertyville Bank) and one location in Wheaton (which was renamed Wheaton Bank & Trust)

➢	Town Bank, with locations in Delafield and Madison, Wisconsin
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

Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $681 million in loan (premium finance receivables) volume in the first quarter of 2005, compared to $676 million in the first quarter of 2004. Although business has increased in terms of the number of new loans originated, a softer market has resulted in a lower average loan size in the first quarter of 2005 as compared to the same period of last year. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks higher yields than alternative investments. However, as a result of continued strong loan origination volume in 2005, FIFC sold approximately $146 million, or 22%, of the receivables generated in the first quarter of 2005 to an unrelated third party with servicing retained. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios in 1999. The Company’s strategy is to maintain its average loan-to-deposit ratio in the range of 85-90% as well as to be asset-driven and it achieves both of these objectives through the sale of premium finance receivables. During the first quarter of 2005, the Company’s average loan-to-deposit ratio was 87%. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.
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
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
WHTC	$628,383	$633,053	$600,623
WHAMC(1)	836,171	854,327	817,915
WHAMC’s proprietary mutual funds	173,552	187,080	187,991
WHI — brokerage assets in custody	5,000,000	5,100,000	4,800,000

(1)	Excludes the proprietary mutual funds managed by WHAMC
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

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures, as compared to the same period last year, are shown below:

	Three Months Ended		Percentage (%)/
	March 31,	March 31,	Basis Point (bp)
(Dollars in thousands, except per share data)	2005	2004	Change

Net income	$15,673	$11,594		35%
Net income per common share — Diluted	0.68	0.54		26

Net revenue (1)	74,293	55,194		35
Net interest income	49,913	36,508		37

Net interest margin (5)	3.21%	3.26%	(5	)bp
Core net interest margin(2) (5)	3.42	3.38		4
Net overhead ratio (3)	1.39	1.27		12
Efficiency ratio (4) (5)	64.75	62.82		193
Return on average assets	0.91	0.94		(3)
Return on average equity	13.24	13.10		14

At end of period:
Total assets	$7,345,539	$4,962,773		48%
Total loans	4,858,724	3,464,741		40
Total deposits	5,926,085	4,072,345		46
Total long-term debt — trust preferred securities	209,963	98,963		112
Total shareholders’ equity	562,215	369,008		52

Book value per common share	23.98	18.26		31
Market price per common share	47.09	48.63		(3)

Allowance for loan losses to total loans	0.81%	0.78%	3	bp
Non-performing assets to total assets	0.35	0.42		(7)

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
Management also evaluates the net interest margin excluding the net interest expense associated with the Company’s Long-term debt – trust preferred securities (“Core Net Interest Margin”). Because these instruments are utilized by the Company primarily as capital instruments, management finds it useful to view the net interest margin excluding this expense and deems it to be a more meaningful view of the operational net interest margin of the Company.
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2005	2004

(A) Interest income (GAAP)	$87,322	$58,754
Taxable-equivalent adjustment:
— Loans	153	104
— Liquidity management assets	147	69
— Other earning assets	6	14

Interest income — FTE	87,628	58,941
(B) Interest expense (GAAP)	37,409	22,246

Net interest income — FTE	$50,219	$36,695

(C) Net interest income (GAAP) (A minus B)	$49,913	$36,508

Net interest income — FTE	$50,219	$36,695
Add: Interest expense on long-term debt — trust preferred securities, net (1)	3,314	1,396

Core net interest income — FTE (2)	$53,533	$38,091

(D) Net interest margin (GAAP)	3.18%	3.24%
Net interest margin — FTE	3.21%	3.26%
Core net interest margin — FTE (2)	3.42%	3.38%

(E) Efficiency ratio (GAAP)	65.02%	63.04%
Efficiency ratio — FTE	64.75%	62.82%

(1)	Interest expense from the long-term debt – trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

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
Net Income
Net income for the quarter ended March 31, 2005 totaled $15.7 million, an increase of $4.1 million, or 35%, over the $11.6 million recorded in the first quarter of 2004. On a per share basis, net income for the first quarter of 2005 totaled $0.68 per diluted common share, an increase of $0.14 per share, or 26%, as compared to the 2004 first quarter total of $0.54 per diluted common share. The return on average equity for the first quarter of 2005 was 13.24%, compared to 13.10% for the prior year quarter.
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
Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended March 31, 2005 totaled $50.2 million, an increase of $13.5 million, or 37%, as compared to the $36.7 million recorded in the same quarter of 2004. This increase is attributable to increases in the Company’s earning asset base. In the first quarter of 2005, average loans, the highest yielding component of the earning asset base, represented 76% of total earning assets and increased $1.37 billion, or 40%, over the first quarter of 2004. The spread between the yield earned on earning assets and rates paid on interest bearing liabilities was 3.00% in the first quarter of 2005, a decrease of six basis points from the first quarter of 2004. Tax-equivalent net interest income in the first quarter of 2005 represents an increase of $4.5 million over the amount reported in the fourth quarter of 2004. The increase in net interest income in this period is attributable to an increase in the average loans, but also to the changes in yields earned on the earning assets and paid on the interest bearing liabilities. The table on page 28 presents a summary of the dollar amount of changes in tax-equivalent net interest income attributable to changes in the volume of earning assets and changes in the rates earned and paid for the first quarter of 2005 compared to the same period of 2004 as well as the fourth quarter of 2004.
Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the first quarter of 2005, the net interest margin was 3.21%, representing a decrease of five basis points when compared to the net interest margin of 3.26% in the prior year first quarter, and an increase of three basis points when compared to the fourth quarter 2004 net interest margin of 3.18%. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.42% for the first quarter of 2005, 3.34% for the fourth quarter of 2004 and 3.38% for the first quarter of 2004.

The three basis point improvement in the net interest margin in the first quarter of 2005 compared to the fourth quarter of 2004 resulted as the yield on earning assets increased by 22 basis points, the rate paid on interest-bearing liabilities increased by 18 basis points and the contribution from net free funds declined by one basis point. The earning asset yield improvement in the first quarter of 2005 compared to the fourth quarter of 2004 was primarily attributable to a 25 basis point increase in the yield on loans. The higher loan yield is reflective of the interest rate increases affected by the Federal Reserve Bank offset somewhat by continued competitive loan pricing pressures, including the pricing related to the premium finance receivables portfolio. The interest-bearing liability rate increase of 18 basis points was due to higher costs of retail deposits in the first quarter of 2005 due to continued competitive pricing pressures on fixed-maturity time deposits in most of the Company’s markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition. Overall, the Company believes it is well positioned for future rate increases.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended
	March 31, 2005			March 31, 2004
			Yield/			Yield/
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,501,675	$14,755	3.98%	$1,039,010	$10,024	3.89%
Other earning assets (2) (3) (8)	34,119	441	5.24	37,034	363	3.94
Loans, net of unearned income (2) (4) (8)	4,822,149	72,432	6.09	3,455,089	48,554	5.65

Total earning assets (8)	$6,357,943	$87,628	5.59%	$4,531,133	$58,941	5.23%

Allowance for loan losses	(38,295)			(26,556)
Cash and due from banks	136,256			106,688
Other assets	542,611			329,770

Total assets	$6,998,515			$4,941,035

Interest-bearing deposits	$5,005,533	$28,972	2.35%	$3,610,222	$17,729	1.98%
Federal Home Loan Bank advances	297,732	2,568	3.50	164,904	1,621	3.95
Notes payable and other borrowings	300,850	1,779	2.40	200,230	746	1.50
Subordinated notes	50,000	679	5.43	50,000	702	5.55
Long-term debt — trust preferred securities	204,659	3,411	6.67	98,582	1,448	5.81

Total interest bearing liabilities	$5,858,774	$37,409	2.59%	$4,123,938	$22,246	2.17%

Non-interest bearing deposits	535,201			357,434
Other liabilities	124,516			103,822
Equity	480,024			355,841

Total liabilities and shareholders’ equity	$6,998,515			$4,941,035

Interest rate spread (5)(8)			3.00%			3.06%
Net free funds/contribution (6)	$499,169		0.21	$407,195		0.20

Net interest income/Net interest margin (8)		$50,219	3.21%		$36,695	3.26%

Core net interest margin (7)(8)			3.42%			3.38%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities available-for-sale reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended March 31, 2005 and 2004 were $306,000 and $187,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest bearing liabilities.

(6)	Net free funds is the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest bearing liabilities.

(7)	The core net interest margin excludes the impact of Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

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
The rate paid on interest-bearing deposits increased to 2.35% in the first quarter of 2005 as compared to 1.98% in the first quarter of 2004 and 2.20% in the fourth quarter of 2004. The rate paid on wholesale funding, consisting of Federal Home Loan Bank advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 3.98% in the first quarter of 2005 compared to 3.51% in the first quarter of 2004 and 3.86% in the fourth quarter of 2004 as a result of higher overnight funding costs and the additional trust preferred borrowings added in 2004. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.
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

	First Quarter	First Quarter
	of 2005	of 2005
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2004	of 2004
Tax-equivalent net interest income for comparative period	$36,695	$45,748
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	13,945	3,949
Change due to interest rate fluctuations (rate)	(13)	1,539
Change due to number of days in each quarter (days)	(408)	(1,017)

Tax-equivalent net interest income for the period ended March 31, 2005	$50,219	$50,219

Non-interest Income
For the first quarter of 2005, non-interest income totaled $24.4 million, an increase of $5.7 million or 30%, over the prior year quarter. The increase in non-interest income is primarily a result of higher mortgage banking revenue, higher levels of fees on covered call option transactions, trading gains associated with interest rate swaps not designated as accounting hedges and the impact of the recent acquisitions offset by lower wealth management fees and net securities gains. Non-interest income as a percentage of net revenue was 33% in the first quarter of 2005 and 34% in the first quarter of 2004.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage	$5,521	$6,295	$(774)	(12)%
Trust and asset management	2,423	2,178	245	11

Total wealth management fees	7,944	8,473	(529)	(6)

Mortgage banking revenue	6,527	2,290	4,237	185
Service charges on deposit accounts	1,339	973	366	38
Gain on sales of premium finance receivables	1,656	1,475	181	12
Administrative services revenue	1,015	942	73	8
Gains on available-for-sale securities, net	—	852	(852)	(100)
Other:
Fees from covered call options	2,753	2,175	578	27
Bank Owned Life Insurance	599	509	90	18
Trading gains	1,144	—	1,144	N/M
Miscellaneous	1,403	997	406	41

Total other	5,899	3,681	2,218	60

Total non-interest income	$24,380	$18,686	$5,694	30%

N/M = Not meaningful
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
Trading gains of $1.1 million are related to economic hedges that did not qualify for hedge accounting. These gains primarily represent the mark-to-market adjustments, and to a lesser extent, the net settlements, on interest rate swap contracts that were entered into to economically hedge certain funding liabilities, but failed to qualify for hedge accounting.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.4 million in the first quarter of 2005 and $997,000 in the first quarter of 2004. The increase was primarily attributable to the income generated by the recently acquired banks.

Non-interest Expense
Non-interest expense for the first quarter of 2005 totaled $48.3 million, an increase of $14.0 million, or 41%, from the first quarter 2004 total of $34.3 million. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $8.7 million and an increase in occupancy expense of $1.7 million. These increases are primarily a result of the acquisitions completed during 2004 and 2005 along with the continued growth and expansion of the banking franchise. Since March 31, 2004, total loans and total deposits have increased 40% and 46%, respectively, requiring higher levels of staffing and resulting in an increase in other costs in order to both attract and service the larger customer base. The Company’s efficiency ratio was 64.75% for the first three months of 2005, compared to 62.82% for the first three months of 2004.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Salaries and employee benefits	$29,463	$20,779	$8,684	42%
Equipment	2,749	2,169	580	27
Occupancy, net	3,840	2,178	1,662	76
Data processing	1,715	1,302	413	32
Advertising and marketing	994	724	270	37
Professional fees	1,469	968	501	52
Amortization of other intangible assets	755	200	555	278
Other:
Commissions – 3rd party brokers	1,012	1,012	—	—
Postage	905	625	280	45
Stationery and supplies	832	534	298	56
Miscellaneous	4,570	3,766	804	21

Total other	7,319	5,937	1,382	23

Total non-interest expense	$48,304	$34,257	$14,047	41%

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
Income Taxes
The Company recorded income tax expense of $9.1 million for the three months ended March 31, 2005, versus $6.8 million for the same period of 2004. The effective tax rate was 36.7% and 36.9%, in the first quarter of 2005 and 2004, respectively.

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

FINANCIAL CONDITION
Total assets were $7.35 billion at March 31, 2005, representing an increase of $2.38 billion, or 48%, over $4.96 billion at March 31, 2004. Approximately $1.6 billion of the increase in total assets in this period is a result of the acquisitions of State Bank of The Lakes and First Northwest Bank in the first quarter of 2005, and of Northview Bank, Town Bank, WestAmerica and Guardian in 2004. Total assets at March 31, 2005, increased $926 million, or 59% on an annualized basis, since December 31, 2004. Total funding, which includes deposits, all notes and advances, including the Long-term Debt-Trust Preferred Securities, was $6.7 billion at March 31, 2005, representing an increase of $2.2 billion, or 50%, over the March 31, 2004 reported amounts. Approximately $1.3 billion of this increase in total funding relates to the companies acquired during the last twelve months. The balance of the increase in total funding was primarily utilized to fund internal growth in the loan portfolio and to provide additional liquidity to the Company on a temporary basis. Total funding at March 31, 2005, increased $818 million, or 56% on an annualized basis, since December 31, 2004. See Notes 4-8 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
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
Total average earning assets for the first quarter of 2005 increased $1.8 billion, or 40%, over the prior year first quarter and $632 million, or 45% on an annualized basis, over the fourth quarter of 2004. The ratio of total average earning assets as a percent of total average assets remained relatively consistent at 91% — 92% for each of the quarterly periods shown in the above table.
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

At March 31, 2005, total loans (excluding mortgage loans held-for-sale) were $4.86 billion and mortgage loans held-for-sale were $133 million. Total loans at March 31, 2005, include $183 million of loans of First Northwest Bank, which was acquired on March 31, 2005. The loans of First Northwest Bank had no impact on the Company’s quarterly average loan balances and did not significantly impact the relative composition of the Company’s loan portfolio. See Note 5 of this report for a summary of period end loan balances.
Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on deposit inflows and outflows, the level of other funding sources and loan demand. See Note 4 of this report for a summary of period end balances of available-for-sale securities.
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
Total deposits at March 31, 2005, were $5.93 billion and increased $1.86 billion, or 46%, compared to total deposits at March 31, 2004. Total deposits at March 31, 2005 include $222 million of deposits of First Northwest Bank which was acquired on March 31, 2005. The deposits of First Northwest Bank had no impact on the Company’s quarterly average balances and did not have a significant impact on the composition of the Company’s total deposits. See Note 6 of this report for a summary of period end deposit balances.
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
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Notes payable	$38,000	$1,403	$16,660
Federal Home Loan Bank advances	297,732	265,129	164,904

Other borrowings:
Federal funds purchased	41,738	58,825	27,354
Securities sold under repurchase agreements	216,430	105,325	141,912
Wayne Hummer Companies borrowings	—	—	10,604
Other	4,682	4,026	3,700

Total other borrowings	262,850	168,176	183,570

Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	204,659	162,561	98,582

Total other funding sources	$853,241	$647,269	$513,716

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
Average other represents the Company’s interest-bearing deferred portion of the purchase price of the Wayne Hummer Companies and a mortgage related to Northbrook Bank’s Northfield branch premises.
The increase in average long-term debt — trust preferred securities in the first quarter of 2005 compared to the fourth quarter of 2004, primarily reflects the Company’s issuance of $51.55 million of related Debentures in December 2004.
See Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources.
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2005 as compared to December 31, 2004.

Shareholders’ Equity
Total shareholders’ equity was $562.2 million at March 31, 2005 and increased $193.2 million since March 31, 2004 and $88.3 million since the end of 2004. Significant increases from December 31, 2004, include the retention of $13.1 million of earnings (net income of $15.7 million less dividends of $2.6 million), $55.9 million from the issuance of 1.0 million shares of common stock in partial settlement of the forward sale agreement the Company entered into in December 2004, $30.0 million from the issuance of 595,000 shares of the Company’s common stock in connection with business combinations and $3.8 million from the issuance of shares of the Company’s common stock pursuant to various stock compensation plans. Increases in unrealized net losses from available-for-sale securities, net of tax, decreased shareholder’s equity $15.0 million in the first quarter of 2005 from December 31, 2004.
The annualized return on average equity for the three months ended March 31, 2005 was 13.24%, compared to 13.10% for the first three months of 2004 and 12.30% for the fourth quarter of 2004.
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
In January 2005, Wintrust declared a semi-annual cash dividend of $0.12 per common share. In January 2004 and July 2004, the Company declared semi-annual cash dividends of $0.10 per common share. The dividend payout ratio (annualized) was 8.7% for the first quarter of 2005 and 9.2% for the first quarter of 2004. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” ’project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” The forward-looking information is premised on many factors, some of which are outlined below. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	Competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services).

•	Changes in the interest rate environment, which may influence, among other things, the growth of loans and deposits, the quality of the Company’s loan portfolio, the pricing of loans and deposits and interest income.

•	The extent of defaults and losses on our loan portfolio.

•	Unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings. De novo banks typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.

•	The ability of the Company to obtain liquidity and income from the sale of premium finance receivables in the future and the unique collection and delinquency risks associated with such loans.

•	Failure to identify and complete acquisitions in the future or unexpected difficulties or unanticipated developments related to the integration of acquired entities with the Company.

•	Legislative or regulatory changes or actions, or significant litigation involving the Company.

•	Changes in general economic conditions in the markets in which the Company operates.

•	The ability of the Company to receive dividends from its subsidiaries.

•	The loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank.

•	The ability of the Company to attract and retain senior management experienced in the banking and financial services industries.
The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this filing.

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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of March 31, 2005:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$70,339	—	—	—	70,339
Interest-bearing deposits with banks	6,108	—	—	—	6,108
Available-for-sale securities	131,751	272,562	533,884	600,236	1,538,433

Total liquidity management assets	208,198	272,562	533,884	600,236	1,614,880
Loans, net of unearned income (1)	3,310,604	751,128	812,079	118,044	4,991,855
Other earning assets	33,100	—	—	—	33,100

Total earning assets	3,551,902	1,023,690	1,345,963	718,280	6,639,835
Other non-earning assets	—	—	—	705,704	705,704

Total assets (RSA)	$3,551,902	1,023,690	1,345,963	1,423,984	7,345,539

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$2,738,076	1,347,487	1,242,396	16,298	5,344,257
Federal Home Loan Bank advances	173	33,758	118,685	184,349	336,965
Notes payable and other borrowings	160,991	—	—	—	160,991
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt – Trust Preferred Securities	150,966	—	6,368	52,629	209,963

Total interest-bearing liabilities	3,100,206	1,381,245	1,367,449	253,276	6,102,176
Demand deposits	—	—	—	581,828	581,828
Other liabilities	—	—	—	99,320	99,320
Shareholders’ equity	—	—	—	562,215	562,215

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(160,000)	—	10,000	150,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$2,971,256	1,381,245	1,377,449	1,615,589	7,345,539

Repricing gap (RSA – RSL)	$580,646	(357,555)	(31,486)	(191,605)
Cumulative repricing gap	$580,646	223,091	191,605	—

Cumulative RSA/Cumulative RSL	120%	105%	103%
Cumulative RSA/Total assets	48%	62%	81%
Cumulative RSL/Total assets	40%	59%	78%

Cumulative GAP/Total assets	8%	3%	3%
Cumulative GAP/Cumulative RSA	16%	5%	3%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.
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
These results are based solely on an instantaneous permanent parallel shift in the yield curve and do not reflect the net interest income sensitivity that may arise from other factors, such as changes in the shape of the yield curve or the change in spread between key market rates. The above results are conservative estimates due to the fact that no management actions to mitigate potential changes in net interest income are included in this simulation process. These management actions could include, but would not be limited to, delaying a change in deposit rates, extending the maturities of liabilities, the use of derivative financial instruments, changing the pricing characteristics of loans or modifying the growth rate of certain types of assets or liabilities.
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During the first quarter of 2005, the Company entered into four interest rate swap agreements with an aggregate notional amount of $135 million that economically hedged $135 million of the Debentures related to the long-term debt – trust preferred securities. As of March 31, 2005, the Company had $191 million of interest rate swaps outstanding. See Note 10 of the Financial Statements presented under Item 1 of this report for further information.
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

The Agreement is secured by the stock of all the Company’s banking subsidiaries other than Advantage National Bank, Village Bank & Trust – Arlington Heights, Beverly Bank & Trust, N.A., Wheaton Bank & Trust, Town Bank, State Bank of The Lakes and First Northwest Bank and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2005, the Company is in compliance with all debt covenants.

Item 6: Exhibits.
(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

3.3	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.4	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006).

4.1	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Second amendment to Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank National Association, dated May 1, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: April 19, 2006	/s/ DAVID L. STOEHR David L. Stoehr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)