Form 10-Q/A
period 2005-06-30
WINTRUST FINANCIAL CORP
filed 2006-04-19
CIK 1015328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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

Explanatory Note
Wintrust Financial Corporation (“Wintrust” or “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). This amendment is being filed to correct errors in the originally filed Quarterly Report on Form 10-Q related to the Company’s accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), for interest rate swap agreements entered into in connection with certain debentures related to trust preferred securities and subordinated debt (“Debt Transactions”).
In the first quarter of 2006, the Company became aware that, in light of recent informal technical interpretations, the interpretation with respect to applying the method of hedge accounting under paragraph 65 of SFAS No. 133 (commonly referred to as the “short-cut” method) that the Company had used for certain interest rate swaps on its Debt Transactions may not be correct. After further examination and discussions with its independent registered public accounting firm, the Company and its Audit Committee concluded that the swap transactions did not qualify for the short-cut method because of the amortizing nature of the subordinated debt and an interest deferral feature of the trust preferred securities that permits interest payments to be deferred for a period of up to five years without creating an event of default or acceleration. Therefore, since the documentation of the hedge relationship at the inception of the hedge did not require ongoing assessments of effectiveness and SFAS 133 does not allow for application of the "long-haul" method retrospectively, the swaps did not qualify for hedge accounting and must be marked to market from their inception, with the result that any fluctuations in the market value of the interest rate swaps should have been recorded through the income statement. There is no effect on cash flows from these revisions. The Company is currently considering whether to re-designate the interest rate swaps associated with these transactions as hedges under the "long-haul" accounting method in order to qualify them going forward for hedge accounting under SFAS No. 133.
The effect this restatement had on earnings for the affected periods is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Dollars in thousands, except per share data)	2005	2005

Interest expense	$30	$(43)
Non-interest income	(6,820)	(5,676)
Income tax expense	2,597	2,187
Net income	$(4,193)	$(3,532)

Net income per share — Diluted	$(0.17)	$(0.15)
For additional information on the restatement see Note 1, Restatement, to the Financial Statements presented under Item 1 of this report.

302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certifications

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands)	2005 (Restated)	2004	2004

Assets
Cash and due from banks	$212,419	$128,166	$100,829
Federal funds sold and securities purchased under resale agreements	355,382	47,860	75,409
Interest bearing deposits with banks	5,034	4,961	3,849
Available-for-sale securities, at fair value	924,616	1,343,477	993,485
Trading account securities	2,815	3,599	3,293
Brokerage customer receivables	29,212	31,847	37,338
Mortgage loans held-for-sale	142,798	104,709	83,806
Loans, net of unearned income	5,023,087	4,348,346	3,695,551
Less: Allowance for loan losses	39,722	34,227	28,091

Net loans	4,983,365	4,314,119	3,667,460
Premises and equipment, net	228,550	185,926	167,077
Accrued interest receivable and other assets	669,599	129,702	131,050
Goodwill	195,827	113,461	59,378
Other intangible assets	19,376	11,221	3,205

Total assets	$7,768,993	$6,419,048	$5,326,179

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$638,843	$505,312	$415,339
Interest bearing	5,660,207	4,599,422	3,909,029

Total deposits	6,299,050	5,104,734	4,324,368

Notes payable	4,000	1,000	1,000
Federal Home Loan Bank advances	351,888	303,501	244,019
Other borrowings	152,401	201,924	56,457
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	209,921	204,489	139,587
Accrued interest payable and other liabilities	104,680	79,488	136,596

Total liabilities	7,171,940	5,945,136	4,952,027

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	23,568	21,729	20,485
Surplus	411,115	319,147	258,289
Common stock warrants	780	828	998
Retained earnings	165,602	139,566	114,368
Accumulated other comprehensive loss	(4,012)	(7,358)	(19,988)

Total shareholders’ equity	597,053	473,912	374,152

Total liabilities and shareholders’ equity	$7,768,993	$6,419,048	$5,326,179

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005 (Restated)	2004	2005 (Restated)	2004

Interest income
Interest and fees on loans	$80,890	$50,995	$153,169	$99,445
Interest bearing deposits with banks	44	12	72	38
Federal funds sold and securities purchased under resale agreements	351	263	501	414
Securities	16,921	8,924	31,350	18,702
Trading account securities	24	39	46	74
Brokerage customer receivables	447	320	861	634

Total interest income	98,677	60,553	185,999	119,307

Interest expense
Interest on deposits	36,288	19,136	65,259	36,865
Interest on Federal Home Loan Bank advances	3,048	1,945	5,617	3,566
Interest on notes payable and other borrowings	905	384	2,684	1,130
Interest on subordinated notes	745	705	1,424	1,407
Interest on long-term debt — trust preferred securities	3,809	1,663	7,219	3,111

Total interest expense	44,795	23,833	82,203	46,079

Net interest income	53,882	36,720	103,796	73,228
Provision for loan losses	1,294	1,198	2,525	3,762

Net interest income after provision for loan losses	52,588	35,522	101,271	69,466

Non-interest income
Wealth management fees	7,817	8,023	15,761	16,496
Mortgage banking revenue	5,555	4,966	12,083	7,256
Service charges on deposit accounts	1,594	973	2,933	1,946
Gain on sales of premium finance receivables	1,726	2,064	3,382	3,539
Administrative services revenue	1,124	945	2,138	1,887
Gains on available-for-sale securities, net	978	1	978	853
Other	(2,253)	4,523	3,646	8,204

Total non-interest income	16,541	21,495	40,921	40,181

Non-interest expense
Salaries and employee benefits	29,181	22,294	58,644	43,073
Equipment expense	2,977	2,182	5,726	4,351
Occupancy, net	3,862	2,319	7,701	4,497
Data processing	1,743	1,350	3,458	2,652
Advertising and marketing	1,216	866	2,210	1,590
Professional fees	1,505	1,175	2,974	2,143
Amortization of other intangible assets	869	193	1,625	393
Other	7,663	7,007	14,982	12,944

Total non-interest expense	49,016	37,386	97,320	71,643

Income before income taxes	20,113	19,631	44,872	38,004
Income tax expense	7,134	7,138	16,220	13,917

Net income	$12,979	$12,493	$28,652	$24,087

Net income per common share — Basic	$0.55	$0.61	$1.26	$1.19

Net income per common share — Diluted	$0.53	$0.58	$1.20	$1.12

Cash dividends declared per common share	$—	$—	$0.12	$0.10

Weighted average common shares outstanding	23,504	20,358	22,672	20,250
Dilutive potential common shares	1,125	1,300	1,166	1,314

Average common shares and dilutive common shares	24,629	21,658	23,838	21,564

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Compre-						Compre-
	hensive			Common			hensive	Total
	Income	Common		Stock	Treasury	Retained	Income	Shareholders’
(In thousands)	(Loss)	Stock	Surplus	Warrants	Stock	Earnings	(Loss)	Equity

Balance at December 31, 2003		$20,066	$243,626	$1,012	$—	$92,301	$(7,168)	$349,837
Comprehensive income:
Net income	$24,087	—	—	—	—	24,087	—	24,087
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(13,338)	—	—	—	—	—	(13,338)	(13,338)
Unrealized gains on derivative instruments	518	—	—	—	—	—	518	518

Comprehensive income	$11,267

Cash dividends declared		—	—	—	—	(2,020)	—	(2,020)
Common stock issued for:
Business combinations		184	8,488	—	—	—	—	8,672
Exercise of common stock warrants		48	443	(14)	—	—	—	477
Director compensation plan		5	168	—	—	—	—	173
Employee stock purchase plan and exercises of stock options		155	4,656	—	—	—	—	4,811
Restricted stock awards		27	908	—	—	—	—	935

Balance at June 30, 2004		$20,485	$258,289	$998	$—	$114,368	$(19,988)	$374,152

Balance at December 31, 2004		$21,729	$319,147	$828	$—	$139,566	$(7,358)	$473,912
Comprehensive income:
Net income	$28,652	—	—	—	—	28,652	—	28,652
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	3,240	—	—	—	—	—	3,240	3,240
Unrealized gains on derivative instruments	106	—	—	—	—	—	106	106

Comprehensive income	$31,998	—	—	—	—	(2,616)	—	(2,616)

Cash dividends declared

Common stock issued for:
New issuance, net of costs		1,000	54,872	—	—	—	—	55,872
Business combinations		598	29,834	—	—	—	—	30,432
Exercise of common stock warrants		3	136	(48)	—	—	—	91
Director compensation plan		8	310	—	—	—	—	318
Employee stock purchase plan and exercises of stock options		211	5,984	—	—	—	—	6,195
Restricted stock awards		19	832	—	—	—	—	851

Balance at June 30, 2005 (Restated)		$23,568	$411,115	$780	$—	$165,602	$(4,012)	$597,053

	Six Months Ended June 30,
	2005	2004
Disclosure of reclassification amount and income tax impact:
Unrealized holding gains (losses) on available for sale securities during the period, net	$6,250	$(21,239)
Unrealized holding gains on derivative instruments arising during the period, net	172	818
Less: Reclassification adjustment for gains included in net income, net	978	853
Less: Income tax expense (benefit)	2,098	(8,454)

Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$3,346	$(12,820)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2005 (Restated)	2004

Operating Activities:
Net income	$28,652	$24,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,525	3,762
Depreciation and amortization	6,685	4,789
Tax benefit from exercises of stock options	2,449	2,624
Net amortization of premium on securities	2,856	957
Originations and purchases of mortgage loans held-for-sale	(1,057,767)	(591,678)
Proceeds from sales of mortgage loans held-for-sale	1,026,272	657,511
Decrease in trading securities, net	784	376
Net decrease (increase) in brokerage customer receivables	2,635	(3,426)
Gain on mortgage loans sold	(6,374)	(5,371)
Gain on sales of premium finance receivables	(3,382)	(3,539)
Gains on available-for-sale securities, net	(978)	(853)
Loss (gain) on sales of premises and equipment, net	42	(561)
(Increase) decrease in accrued interest receivable and other assets, net	9,169	4,565
Increase (decrease) in accrued interest payable and other liabilities, net	19,741	(6,614)

Net Cash Provided by Operating Activities	33,309	86,629

Investing Activities:
Proceeds from maturities of available-for-sale securities	63,004	119,390
Proceeds from sales of available-for-sale securities	485,719	413,031
Purchases of available-for-sale securities	(448,922)	(638,089)
Proceeds from sales of premium finance receivables	284,415	225,720
Net cash paid for acquisitions	(78,644)	(10,056)
Net decrease in interest-bearing deposits with banks	15	2,379
Net increase in loans	(536,558)	(622,969)
Purchases of premises and equipment, net	(21,451)	(14,132)

Net Cash Used for Investing Activities	(252,422)	(524,726)

Financing Activities:
Increase in deposit accounts	607,645	448,124
Decrease in other borrowings, net	(77,150)	(117,982)
Decrease in notes payable, net	(2,000)	(25,000)
Increase in Federal Home Loan Bank advances, net	25,300	100,000
Proceeds from issuance of trust preferred securities, net	—	40,000
Issuance of common stock, net of issuance costs	55,872	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,837	2,664
Dividends paid	(2,616)	(2,020)

Net Cash Provided by Financing Activities	610,888	445,786

Net Increase in Cash and Cash Equivalents	391,775	7,689
Cash and Cash Equivalents at Beginning of Period	176,026	168,549

Cash and Cash Equivalents at End of Period	$567,801	$176,238

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
The following tables reflect a summary of both the originally reported and restated amounts:
Consolidated Statements of Condition:

(Dollars in thousands)	June 30, 2005
	As
	Originally	As
	Reported	Restated
Long-term debt — trust preferred securities	$210,135	$209,921
Accrued interest payable and other liabilities	104,598	104,680
Total liabilities	7,172,072	7,171,940
Retained earnings	169,134	165,602
Accumulated other comprehensive loss	(7,676)	(4,012)
Total shareholders’ equity	596,921	597,053

Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2005		June 30, 2005
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Net interest income	53,852	$53,852	$103,839	$103,839
Net cash settlement of interest rate swap derivatives	—	30	—	(43)

Total net interest income	53,852	53,882	103,839	103,796
Provision for loan losses	1,294	1,294	2,525	2,525

Net interest income after provision for loan losses	52,558	52,588	101,314	101,271

Non-interest income	23,361	23,361	46,597	46,597
Net cash settlement of interest rate swap derivatives	—	(30)	—	43
Change in fair value of interest rate swap derivatives	—	(6,790)	—	(5,719)

Total non-interest income	23,361	16,541	46,597	40,921

Total non-interest expense	49,016	49,016	97,320	97,320

Income before income taxes	26,903	20,113	50,591	44,872

Income tax expense	9,731	9,731	18,407	18,407
Income tax effect on restatement	—	(2,597)	—	(2,187)

Total income tax expense	9,731	7,134	18,407	16,220

Net income	17,172	$12,979	$32,184	$28,652

Net income per share — Diluted	0.70	$0.53	$1.35	$1.20

Consolidated Statements of Changes in Shareholders’ Equity:

	Six Months Ended
(Dollars in thousands)	June 30, 2005
	As
	Originally	As
	Reported	Restated
Balance, beginning of period	$473,912	$473,912
Increase attributable to net income	32,184	28,652
Unrealized gains (losses) on derivative instruments	(3,557)	106
Balance, end of period	596,921	597,053

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
(8) Long-term Debt — Trust Preferred Securities
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

(Dollars in thousands)
				Earliest
	Trust Preferred		Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Date
Wintrust Capital Trust I	$31,050	$32,010	09/30/28	09/30/03
Wintrust Capital Trust II	20,000	20,619	06/30/30	06/30/05
Wintrust Capital Trust III	25,000	25,774	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/08/33	12/31/08
Wintrust Statutory Trust V	40,000	41,238	05/11/34	06/30/09
Wintrust Capital Trust VII	50,000	51,550	03/15/35	03/15/10
Northview Capital Trust I	6,000	6,355	11/08/33	08/08/08
Town Bankshares Capital Trust I	6,000	6,396	11/08/33	08/08/08
First Northwest Capital Trust I	5,000	5,360	05/31/34	05/31/09

Total		$209,921

In the first quarter of 2005, interest rate swaps with a total notional amount of $135 million were entered into to economically hedge the Debentures related to the long-term debt — trust preferred securities.
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

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$52,458	$32,633	$19,825	60.8%
Premium finance	10,160	12,652	(2,492)	(19.7)
Tricom	987	909	78	8.6
Wealth management	418	1,838	(1,420)	(77.3)
Parent and inter-segment eliminations	(10,141)	(11,312)	1,171	10.4

Total net interest income	$53,882	$36,720	$17,162	46.7%

Non-interest income:
Banking	$12,305	$10,070	$2,235	22.2%
Premium finance	1,881	2,063	(182)	(8.8)
Tricom	1,124	945	179	18.9
Wealth management	9,291	8,394	897	10.7
Parent and inter-segment eliminations	(8,060)	23	(8,083)	N/M

Total non-interest income	$16,541	$21,495	$(4,954)	(23.0)%

Segment profit (loss):
Banking	$17,378	$11,058	$6,320	57.2%
Premium finance	5,619	6,776	(1,157)	(17.1)
Tricom	407	336	71	21.1
Wealth management	(264)	160	(424)	(265.0)
Parent and inter-segment eliminations	(10,161)	(5,837)	(4,324)	(74.1)

Total segment profit	$12,979	$12,493	$486	3.9%

Segment assets:
Banking	$7,613,019	$5,211,514	$2,401,505	46.1%
Premium finance	809,976	800,454	9,522	1.2
Tricom	54,523	43,689	10,834	24.8
Wealth management	65,154	80,093	(14,939)	(18.7)
Parent and inter-segment eliminations	(773,679)	(809,571)	35,892	4.4

Total segment assets	$7,768,993	$5,326,179	$2,442,814	45.9%

N/M = Not meaningful

The following table presents a summary of certain operating information for each reportable segment for six months ended for the period shown:

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$100,403	$65,135	$35,268	54.1%
Premium finance	21,087	25,679	(4,592)	(17.9)
Tricom	1,929	1,749	180	10.3
Wealth management	1,064	2,674	(1,610)	(60.2)
Parent and inter-segment eliminations	(20,687)	(22,009)	1,322	(6.0)

Total net interest income	$103,796	$73,228	$30,568	41.7%

Non-interest income:
Banking	$24,429	$17,504	$6,925	39.6%
Premium finance	3,692	3,538	154	4.4
Tricom	2,139	1,887	252	13.4
Wealth management	18,107	18,392	(285)	(1.5)
Parent and inter-segment eliminations	(7,446)	(1,140)	(6,306)	N/M

Total non-interest income	$40,921	$40,181	$740	1.8%

Segment profit (loss):
Banking	$32,521	$21,518	$11,003	51.1%
Premium finance	11,643	13,405	(1,762)	(13.1)
Tricom	801	610	191	31.3
Wealth management	(688)	735	(1,423)	(193.6)
Parent and inter-segment eliminations	(15,625)	(12,181)	(3,444)	(28.3)

Total segment profit	$28,652	$24,087	$4,565	19.0%

N/M = Not meaningful
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
Interest Rate Swaps
The table below identifies the Company’s interest rate swaps at June 30, 2005 and December 31, 2004 which were entered into to economically hedge certain interest-bearing liabilities.

	June 30, 2005
	Notional	Fair Value	Receive	Pay	Counterparty’s
	Amount	Gain (Loss)	Rate	Rate	Call Option

Pay fixed, receive variable:
April 2033	$25,000	(798)	6.39%	6.71%	April 2008
December 2033	20,000	(862)	5.89%	6.40%	December 2008
May 2034	40,000	(1,840)	5.69%	6.27%	June 2009
March 2035	50,000	(2,293)	5.36%	5.68%	March 2010
October 2012	25,000	(179)	3.33%	4.23%	NA

Total	160,000	(5,972)

Receive fixed, pay variable:
September 2028	31,050	214	9.00%	5.95%	Any time

Total	$191,050	(5,758)

	December 31, 2004

Pay fixed, receive variable:
October 2012	$25,000	(215)	2.40%	4.23%	NA

Receive fixed, pay variable:
September 2028	31,050	(129)	9.00%	4.84%	Any time

Total	$56,050	(344)

These interest rate swaps were documented as being in hedging relationships at their inception date under the short-cut method of hedge accounting, but subsequently, the Company determined that the hedge documentation did not meet the standards of SFAS 133 for the short-cut method. Losses of approximately $6.8 million and $5.7 million were recognized in the quarter ended June 30, 2005 and in the first six months of 2005, respectively, to record the market value of these swaps as of June 30, 2005, in earnings. These losses are included in other non-interest income.
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
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options) or the right to sell certain securities to the Company at predetermined prices (put options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are recognized as other non-interest income. There were no covered call or put options outstanding as of June 30, 2005, December 31, 2004 or June 30, 2004.
(11) Business Combinations
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

(13) Stock-Based Compensation Plans
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
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2005	2004	2005	2004
Net income
As reported	$12,979	$12,493	$28,652	$24,087
Compensation cost of stock options based on fair value, net of related tax effect	(771)	(538)	(1,500)	(1,065)

Pro forma	$12,208	$11,955	$27,152	$23,022

Earnings per share — Basic
As reported	$0.55	$0.61	$1.26	$1.19
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.02)	(0.07)	(0.05)

Pro forma	$0.52	$0.59	$1.19	$1.14

Earnings per share — Diluted
As reported	$0.53	$0.58	$1.20	$1.12
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.03)	(0.06)	(0.05)

Pro forma	$0.50	$0.55	$1.14	$1.07

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
The following table shows the computation of basic and diluted EPS for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income	$12,979	$12,493	$28,652	$24,087

Average common shares outstanding	23,504	20,358	22,672	20,250
Effect of dilutive potential common shares	1,125	1,300	1,166	1,314

Weighted average common shares and effect of dilutive potential common shares	24,629	21,658	23,838	21,564

Net income per common share:
Basic	$0.55	$0.61	$1.26	$1.19

Diluted	$0.53	$0.58	$1.20	$1.12

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
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	June 30,	December 31,	June 30
(Dollars in thousands)	2005	2004	2004
WHTC	$638,957	$633,053	$631,318
WHAMC (1)	868,708	854,327	818,556
WHAMC’s proprietary mutual funds	168,705	187,080	182,128
WHI — brokerage assets in custody	5,100,000	5,100,000	4,800,000

(1)	Excludes the proprietary mutual funds managed by WHAMC
The decrease in the managed assets in WHAMC’s proprietary mutual funds from the second quarter of 2004 and year end 2004, relates to the liquidation of the Wayne Hummer Core Portfolio Fund in the first quarter of 2005. This fund had a balance of $14.5 million as of June 30, 2004 and $12.0 million as of December 31, 2004.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2005, as compared to the same periods of last year, are shown in the table below:

	Six Months	Six Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2005	June 30, 2004	Change
Net income	$28,652	$24,087	19%
Net income per common share — Diluted	1.20	1.12	7

Net revenue (1)	144,717	113,409	28
Net interest income	103,796	73,228	42

Net interest margin (5)	3.20%	3.19%	1 bp
Core net interest margin (2) (5)	3.41	3.32	9
Net overhead ratio (3)	1.56	1.25	31
Efficiency ratio (4) (5)	67.40	63.44	396
Return on average assets	0.79	0.96	(17)
Return on average equity	10.93	13.41	(248)

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	June 30, 2005	June 30, 2004	Change
Net income	$12,979	$12,493	4%
Net income per common share — Diluted	0.53	0.58	(9)

Net revenue (1)	70,423	58,215	21
Net interest income	53,882	36,720	47

Net interest margin (5)	3.19%	3.13%	6 bp
Core net interest margin (2) (5)	3.41	3.26	15
Net overhead ratio (3)	1.73	1.23	50
Efficiency ratio (4) (5)	70.22	64.02	620
Return on average assets	0.69	0.97	(28)
Return on average equity	9.03	13.70	(467)

At end of period
Total assets	$7,768,993	$5,326,179	46%
Total loans, net of unearned income	5,023,087	3,695,551	36
Total deposits	6,299,050	4,324,368	46
Total shareholders’ equity	597,053	374,152	60

Book value per common share	25.33	18.26	39
Market price per common share	52.35	50.51	4

Allowance for loan losses to total loans	0.79%	0.76%	3 bp
Non—performing assets to total assets	0.28	0.31	(3)

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
(A) Interest income (GAAP)	$98,677	$60,553	$185,999	$119,307
Taxable-equivalent adjustment:
— Loans	152	103	305	208
— Liquidity management assets	194	66	333	134
— Other earning assets	8	14	13	28

Interest income — FTE	$99,031	$60,736	$186,650	$119,677
(B) Interest expense (GAAP)	44,795	23,833	82,203	46,079

Net interest income — FTE	$54,236	$36,903	$104,447	$73,598

(C) Net interest income (GAAP) (A minus B)	$53,882	$36,720	$103,796	$73,228

Net interest income — FTE	$54,236	$36,903	$104,447	$73,598
Add: Interest expense on long-term debt — trust preferred securities, net (1)	3,704	1,604	7,018	2,999

Core net interest income — FTE (2)	$57,940	$38,507	$111,465	$76,597

(D) Net interest margin (GAAP)	3.17%	3.11%	3.17%	3.17%
Net interest margin — FTE	3.19%	3.12%	3.20%	3.19%
Core net interest margin — FTE (2)	3.41%	3.26%	3.41%	3.32%

(E) Efficiency ratio (GAAP)	70.58%	64.22%	67.71%	63.65%
Efficiency ratio — FTE	70.22%	64.02%	67.40%	63.44%

(1)	Interest expense from the long-term debt — trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

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
Net Income
Net income for the quarter ended June 30, 2005 totaled $13.0 million, an increase of $486,000 or 4%, over the $12.5 million recorded in the second quarter of 2004. On a per share basis, net income for the second quarter of 2005 totaled $0.53 per diluted common share, a decrease of $0.05 per share, or 9%, as compared to the 2004 second quarter total of $0.58 per diluted common share. The return on average equity for the second quarter of 2005 was 9.03%, compared to 13.70% for the prior year quarter.
Net income for the first six months of 2005, totaled $28.7 million, an increase of $4.6 million, or 19%, compared to $24.1 million for the same period in 2004. On a per share basis, net income per diluted common share was $1.20 for the first six months of 2005, an increase of $0.08 per share, or 7%, compared to $1.12 for the first six months of 2004. Return on average equity for the first six months of 2005 was 10.93% versus 13.41% for the same period of 2004.
Earnings in the second quarter of 2005 were significantly impacted by trading losses of approximately $6.8 million ($5.7 million for the first six months of 2005) on economic hedges that did not qualify for hedge accounting. These losses primarily represent the mark-to-market adjustments, and to a lesser extent, the net settlements, on interest rate swap contracts that were entered into to economically hedge certain funding liabilities, but failed to qualify for hedge accounting. The lower growth rate in the earnings per share as compared to net income for the six months ended June 30, 2005 was due primarily to increases in the average number of common shares outstanding. Common shares outstanding increased 15% (3.1 million shares) from June 30, 2004 to June 30, 2005. The increase in the number of common shares outstanding was due primarily from the issuance of 1.0 million new shares in March 2005, 475,148 shares of new common stock in September 2004 in connection with the acquisition of Northview Financial Corporation, 372,535 new shares in October 2004 in connection with the acquisition of Town Bankshares, Ltd., and 595,123 new shares in March 2005 in connection with the acquisition of First Northwest Bancorp, Inc.
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

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended June 30, 2005 totaled $54.2 million, an increase of $17.3 million, or 47%, as compared to the $36.9 million recorded in the same quarter of 2004. This increase is primarily attributable to increases in the Company’s earning asset base. In the second quarter of 2005, average loans, the highest yielding component of the earning asset base, represented 74% of total earning assets and increased $1.37 billion, or 37%, over the second quarter of 2004. The table on page 30 presents a summary of the dollar amount of changes in tax-equivalent net interest income attributable to changes in the volume of earning assets and changes in the rates earned and paid during the second quarter of 2005 compared to the same period of 2004 as well as the first quarter of 2005.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,723,855	$17,510	4.07%	$1,016,517	$9,265	3.67%
Other earning assets (2) (3)(8)	31,382	479	6.12	38,202	373	3.93
Loans, net of unearned income (2) (4) (8)	5,067,904	81,042	6.41	3,699,021	51,098	5.56

Total earning assets (8)	$6,823,141	$99,031	5.82%	$4,753,740	$60,736	5.14%

Allowance for loan losses	(40,671)			(28,633)
Cash and due from banks	139,587			103,892
Other assets	612,667			347,455

Total assets	$7,534,724			$5,176,454

Interest—bearing deposits	$5,523,215	$36,288	2.64%	$3,829,382	$19,136	2.01%
Federal Home Loan Bank advances	341,361	3,048	3.58	214,351	1,945	3.65
Notes payable and other borrowings	165,014	905	2.20	100,469	384	1.54
Subordinated notes	50,000	745	5.89	50,000	705	5.58
Long-term debt — trust preferred securities	209,939	3,809	7.18	122,105	1,663	5.39

Total interest-bearing liabilities	$6,289,529	$44,795	2.85%	$4,316,307	$23,833	2.22%

Non—interest bearing deposits	597,953			375,986
Other liabilities	70,491			117,320
Equity	576,751			366,841

Total liabilities and shareholders’ equity	$7,534,724			$5,176,454

Interest rate spread (5) (8)			2.97%			2.92%
Net free funds/contribution (6)	$533,612		0.22	$437,433		0.21

Net interest income/Net interest margin (8)		$54,236	3.19%		$36,903	3.13%

Core net interest margin (7) (8)			3.41%			3.26%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended June 30, 2005 and 2004 were $354,000 and $183,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities. (4) Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the second quarter of 2005 the net interest margin was 3.19%, an increase of six basis points when compared to the net interest margin of 3.13% in the prior year second quarter, and a two basis point decrease when compared to the net interest margin of 3.21% in the first quarter of 2005. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.41% for the second quarter of 2005, 3.26% for the second quarter of 2004 and 3.41% for the first quarter of 2005.
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
The rate paid on interest-bearing deposits increased to 2.64% in the second quarter of 2005 as compared to 2.01% in the second quarter of 2004. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 4.42% in the second quarter of 2005 compared to 3.85% in the second quarter of 2004 as a result of higher overnight funding costs, the additional trust preferred borrowings added in 2004 and the acceleration of the unamortized issuance costs related to the Company’s 10.50% Cumulative Trust Preferred Securities. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,613,378	$32,256	4.03%	$1,027,862	$19,288	3.77%
Other earning assets (2) (3)(8)	32,743	920	5.66	37,587	736	3.94
Loans, net of unearned income (2) (4) (8)	4,953,408	153,474	6.25	3,576,850	99,653	5.60

Total earning assets (8)	$6,599,529	$186,650	5.70%	$4,642,299	$119,677	5.18%

Allowance for loan losses	(39,473)			(27,594)
Cash and due from banks	136,584			105,430
Other assets	577,794			340,873

Total assets	$7,274,434			$5,061,008

Interest-bearing deposits	$5,266,607	$65,259	2.50%	$3,719,643	$36,865	1.99%
Federal Home Loan Bank advances	319,667	5,617	3.54	189,628	3,566	3.78
Notes payable and other borrowings	231,606	2,684	2.34	150,392	1,130	1.51
Subordinated notes	50,000	1,424	5.66	50,000	1,407	5.57
Long-term debt — trust preferred securities	207,313	7,219	6.93	110,343	3,111	5.58

Total interest-bearing liabilities	$6,075,193	$82,203	2.72%	$4,220,006	$46,079	2.19%

Non-interest bearing deposits	566,768			366,868
Other liabilities	103,817			112,793
Equity	528,656			361,341

Total liabilities and shareholders’ equity	$7,274,434			$5,061,008

Interest rate spread (5) (8)			2.98%			2.99%
Net free funds/contribution (6)	$524,336		0.22	$422,293		0.20

Net interest income/Net interest margin (8)		$104,447	3.20%		$73,598	3.19%

Core net interest margin (7) (8)			3.41%			3.32%
			[a]aa[a] [a]

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2005 and 2004 were $651,000 and $370,000 respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
The tax-equivalent net interest income for the six months ending June 30, 2005 totaled $104.4 million, an increase of $30.8 million, or 42%, compared to the $73.6 million recorded for the same period in 2004. Growth in the Company’s earning asset base was the primary contributor to this increase. Average earning assets increased $2.0 billion, or 42%, in the first six months of 2005 compared to the same period of 2004. The 2005 year-to-date net interest margin was 3.20%, compared to 3.19% for the prior year period.
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

	Second Quarter	First Six Months	Second Quarter
	of 2005	Of 2005	of 2005
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2005	of 2004	of 2004
Tax-equivalent net interest income for comparative period	$50,219	$73,598	$36,903
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,778	29,329	15,172
Change due to interest rate fluctuations (rate)	(313)	1,926	2,161
Change due to number of days in each period	552	(406)	—

Tax-equivalent net interest income for the period ended June 30, 2005	$54,236	$104,447	$54,236

Non-interest Income
For the second quarter of 2005, non-interest income totaled $16.5 million and decreased $5.0 million compared to the prior year second quarter. For the six months ended June 30, 2005, non-interest income totaled $40.9 million, an increase of $740,000 or 2%, compared to the same period of 2004. In the second quarter of 2005, the Company recorded $6.8 million of trading losses related to interest rate swaps that were entered into to economically hedge certain funding liabilities but which failed to qualify as accounting hedges. In addition, non-interest income in the quarter and year-to-date periods reflect higher mortgage banking revenue, higher levels of fees on covered call transactions, including the residual security gains on called securities, and the impact of the recent acquisitions offset by lower wealth management fees and lower gain on sales of premium finance receivables.
Non-interest income as a percentage of net revenue decreased to 23% in the second quarter of 2005, from 37% in the second quarter of 2004. For the six months ending June 30, 2005, non-interest income as a percentage of net revenue was 28%, compared to 35% for the same period of 2004. The Company uses this as a measuring stick as it works towards balancing the mix of net interest income and non-interest income. This ratio was negatively impacted by the trading losses recognized in the second quarter of 2005, as well as the acquisitions of four community banks in the last nine months, coupled with strong core growth at the existing banks, as their revenue mix is more heavily weighted towards net interest income.
The following tables present non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage fees	$5,393	$5,862	$(469)	(8.0)%
Trust and asset management fees	2,424	2,161	263	12.2

Total wealth management fees	7,817	8,023	(206)	(2.6)

Mortgage banking revenue	5,555	4,966	589	11.9
Service charges on deposit accounts	1,594	973	621	63.9
Gain on sales of premium finance receivables	1,726	2,064	(338)	(16.3)
Administrative services revenue	1,124	945	179	18.8
Gains on available-for-sale securities, net	978	1	977	N/M
Other:
Fees from covered call and put options	2,624	2,441	183	7.5
Bank Owned Life Insurance	550	513	37	7.1
Trading losses	(6,820)	—	(6,820)	N/M
Miscellaneous	1,393	1,569	(176)	(11.2)

Total other	(2,253)	4,523	(6,776)	(149.8)

Total non-interest income	$16,541	$21,495	$(4,954)	(23.0)%

N/M = Not meaningful

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage fees	$10,914	$12,158	$(1,244)	(10.2)%
Trust and asset management fees	4,847	4,338	509	11.7

Total wealth management fees	15,761	16,496	(735)	(4.4)

Mortgage banking revenue	12,083	7,256	4,827	66.5
Service charges on deposit accounts	2,933	1,946	987	50.7
Gain on sales of premium finance receivables	3,382	3,539	(157)	(4.4)
Administrative services revenue	2,138	1,887	251	13.3
Gains on available-for-sale securities, net	978	853	125	14.7
Other:
Fees from covered call and put options	5,377	4,615	762	16.5
Bank Owned Life Insurance	1,148	1,022	126	12.4
Trading losses	(5,676)	—	(5,675)	N/M
Miscellaneous	2,797	2,567	229	9.0

Total other	3,646	8,204	(4,558)	(55.6)

Total non-interest income	$40,921	$40,181	$740	1.8%

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
Fees from covered call option transactions in the second quarter of 2005 and 2004 were $2.6 million and $2.4 million, respectively. On a year-to-date basis the Company recognized fee income of $5.4 million in 2005 and $4.6 million in 2004. In addition to the premium received in the second quarter of 2005 for writing these covered call options, the Company recognized net securities gains of $978,000 related to securities that were called as the strike price was greater than the Company’s carrying value of the securities. During the first six months of 2005, call option contracts were written against $1.6 billion of underlying securities compared to $679 million in the first six months of 2004. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Although the Company has written put option transactions on securities deemed appropriate for the Banks’ investment portfolios, no put option contracts were written in the first six months of 2005. These call and put option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call or put options at June 30, 2005, December 31, 2004 or June 30, 2004.

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
Trading losses of $6.8 million and $5.7 million in the second quarter of 2005 and for the first six months of 2005, respectively, are related to economic hedges that did not qualify for hedge accounting. These losses primarily represent the mark-to-market adjustments, and to a lesser extent, the net settlements, on interest rate swap contracts that were entered into to economically hedge certain funding liabilities, but failed to qualify for hedge accounting.
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

Non-interest Expense
Non-interest expense for the second quarter of 2005 totaled $49.0 million and increased $11.6 million, or 31%, from the second quarter 2004 total of $37.4 million. For the first six months of 2005, non-interest expense totaled $97.3 million and increased $25.7 million, or 36%, from the $71.6 million reported for the first six months of 2004. The increases in non-interest expense in the quarterly and year-to-date periods reflect the continued growth and expansion of the Banks with additional branches, the growth in the premium finance business, and the four bank acquisitions completed since September 2004. Since June 30, 2004, total loans and total deposits have increased 36% and 46%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base. Despite the increases in non-interest expense, the Company’s efficiency ratio was 70.22% for the second quarter of 2005, compared to 64.02% for the same period of 2004.
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
Income Taxes
The Company recorded income tax expense of $7.1 million for the three months ended June 30, 2005 versus $7.1 million for the same period of 2004. On a year-to-date basis, income tax expense was $16.2 million in 2005 and $13.9 million in 2004. The effective tax rate was 35.5% and 36.4% in the second quarter of 2005 and 2004, respectively, and 36.1% and 36.6% on a year-to-date basis for 2005 and 2004, respectively.

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
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2005		March 31, 2005		June 30, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$2,890,876	42%	$2,657,906	42%	$1,840,039	39%
Home equity	638,139	9	602,109	9	490,077	10
Residential real estate (1)	398,616	6	378,800	6	269,652	6
Premium finance receivables	808,490	12	861,240	14	827,467	17
Indirect consumer loans	189,974	3	188,938	3	178,266	4
Tricom finance receivables	33,726	—	29,950	—	24,086	1
Other loans	108,083	2	103,206	2	69,434	1

Total loans, net of unearned income	$5,067,904	74%	$4,822,149	76%	$3,699,021	78%
Liquidity management assets (2)	1,723,855	25	1,501,675	24	1,016,517	21
Other earning assets (3)	31,382	1	34,119	—	38,202	1

Total average earning assets	$6,823,141	100%	$6,357,943	100%	$4,753,740	100%

Total average assets	$7,534,724		$6,998,515		$5,176,454

Total average earning assets to total average assets		91%		91%		92%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
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

	Average Balances for the
	Six Months Ended
	June 30, 2005		June 30, 2004
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$2,774,934	42%	$1,762,925	38%
Home equity	620,224	9	482,973	10
Residential real estate (1)	388,764	6	237,889	5
Premium finance receivables	842,388	13	824,720	18
Indirect consumer loans	189,677	3	177,969	4
Tricom finance receivables	31,662	—	22,929	1
Other loans	105,759	2	67,445	1

Total loans, net of unearned income	4,953,408	75	3,576,850	77
Liquidity management assets (2)	1,613,378	24	1,027,862	22
Other earning assets (3)	32,743	1	37,587	1

Total average earning assets	$6,599,529	100%	$4,642,299	100%

Total average assets	$7,274,434		$5,061,008

Total average earning assets to total average assets		91%		92%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
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
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2005	2005	2004
Notes payable	$6,985	$38,000	$1,000
Federal Home Loan Bank advances	341,361	297,732	214,351

Other borrowings:
Federal funds purchased	5,239	41,738	13,462
Securities sold under repurchase agreements	149,670	216,430	32,949
Wayne Hummer Companies borrowings	—	—	13,245
Other	3,120	4,682	39,812

Total other borrowings	158,029	262,850	99,468

Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	209,939	204,659	122,105

Total other funding sources	$766,314	$853,241	$486,924

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

Shareholders’ Equity
Total shareholders’ equity was $597.1 million at June 30, 2005 and increased $222.9 million since June 30, 2004 and $123.2 million since the end of 2004. Significant increases from December 31, 2004, include the retention of $26.1 million of earnings (net income of $28.7 million less dividends of $2.6 million), $55.9 million from the issuance of 1.0 million shares of common stock in partial settlement of the forward sale agreement the Company entered into in December 2004, $30.0 million from the issuance of 595,000 shares of the Company’s common stock in connection with business combinations and $7.4 million from the issuance of shares of the Company’s common stock pursuant to various stock compensation plans. Increases in unrealized net gains from available-for-sale securities, net of tax, increased shareholder’s equity $3.2 million from December 31, 2004.
The annualized return on average equity for the three months ended June 30, 2005 was 9.03%, compared to 13.70% for the second quarter of 2004.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2005	2005	2004
Leverage ratio	8.1%	8.4%	9.1%
Tier 1 capital to risk-weighted assets	9.8	9.6	10.3
Total capital to risk-weighted assets	11.4	11.2	12.1
Total average equity-to-total average assets *	7.7	6.9	7.1

*	based on year-to-date average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0
The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital to risk-weighted assets ratio with these new issuances of regulatory capital. As indicated in Note 8 to the Financial Statements presented under Item 1 of this report, the Company has issued $40.0 million of additional trust preferred securities in August 2005, and will use approximately $20.0 million of those proceeds to redeem the trust preferred securities issued through Wintrust Capital Trust II.
In January and July 2005, Wintrust declared a semi-annual cash dividend of $0.12 per common share. In January 2004 and July 2004, the Company declared semi-annual cash dividends of $0.10 per common share. The dividend payout ratio (annualized) was 9.9% for the first six months of 2005 and 8.9% for the first six months of 2004. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
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

ASSET QUALITY
Allowance for Loan Losses
The following table presents a summary of the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$39,337	$27,083	$34,227	$25,541

Provision for loan losses	1,294	1,198	2,525	3,762

Allowance acquired in business combinations	—	—	4,793	--

Charge-offs:
Commercial and commercial real estate loans	554	517	1,217	1,246
Home equity loans	—	—	—	—
Residential real estate loans	—	—	44	—
Consumer and other loans	92	28	139	174
Premium finance receivables	416	506	859	861
Indirect consumer loans	121	84	234	194
Tricom finance receivables	—	10	—	10

Total charge-offs	1,183	1,145	2,493	2,485

Recoveries:
Commercial and commercial real estate loans	46	725	243	865
Home equity loans	—	6	—	6
Residential real estate loans	—	—	—	—
Consumer and other loans	9	46	15	78
Premium finance receivables	172	154	312	257
Indirect consumer loans	47	24	100	67
Tricom finance receivables	—	—	—	—

Total recoveries	274	955	670	1,273

Net charge-offs	(909)	(190)	(1,823)	(1,212)

Balance at June 30	$39,722	$28,091	$39,722	$28,091

Annualized net charge-offs as a percentage of average:
Commercial and commercial real estate loans	0.07%	(0.05)%	0.07%	0.04%
Home equity loans	—	—	—	—
Residential real estate loans	—	—	0.02	—
Consumer and other loans	0.31	(0.10)	0.24	0.29
Premium finance receivables	0.12	0.17	0.13	0.15
Indirect consumer loans	0.16	0.14	0.14	0.14
Tricom finance receivables	—	0.17	—	0.09

Total loans, net of unearned income	0.07%	0.02%	0.07%	0.07%

Net charge-offs as a percentage of the provision for loan losses	70.25%	15.86%	72.20%	32.22%

Total loans at June 30			$5,023,087	$3,695,551

Allowance as a percentage of loans at June 30			0.79%	0.76%

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

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2005	2005	2004	2004

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$315	$131	$—	$—
Commercial, consumer and other	1,381	1,989	715	662
Premium finance receivables	3,282	3,005	3,869	3,627
Indirect consumer loans	258	259	280	204
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	5,236	5,384	4,864	4,493

Non-accrual loans:
Residential real estate and home equity	843	1,388	2,660	448
Commercial, consumer and other	9,599	9,968	3,550	3,925
Premium finance receivables	6,088	8,514	7,396	5,678
Indirect consumer loans	145	256	118	137
Tricom finance receivables	—	—	—	—

Total non-accrual	16,675	20,126	13,724	10,188

Total non-performing loans:
Residential real estate and home equity	1,158	1,519	2,660	448
Commercial, consumer and other	10,980	11.957	4,265	4,587
Premium finance receivables	9,370	11,519	11,265	9,305
Indirect consumer loans	403	515	398	341
Tricom finance receivables	—	—	—	—

Total non-performing loans	21,911	25,510	18,588	14,681

Other real estate owned	—	56	—	1,819

Total non-performing assets	$21,911	$25,566	$18,588	$16,500

Total non-performing loans by category as a percent of its own respective category:
Residential real estate and home equity	0.13%	0.17%	0.32%	0.07%
Commercial, consumer and other	0.36	0.41	0.17	0.23
Premium finance receivables	1.18	1.50	1.46	1.18
Indirect consumer loans	0.21	0.27	0.23	0.19
Tricom finance receivables	—	—	—	—

Total non-performing loans	0.44%	0.53%	0.43%	0.40%

Total non-performing assets as a percentage of total assets	0.28%	0.35%	0.29%	0.31%

Allowance for loan losses as a percentage of non-performing loans	181.28%	154.20%	184.13%	191.34%

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

	June 30,	March 31,	June 30,
(Dollars in thousands)	2005	2005	2004
Non-performing premium finance receivables	$9,370	$11,519	$9,305
- as a percent of premium finance receivables outstanding	1.18%	1.50%	1.18%

Net charge-offs of premium finance receivables	$244	$303	$604
- annualized as a percent of average premium finance receivables	0.12%	0.14%	0.15%

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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” The forward-looking information is premised on many factors, some of which are outlined below. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things , statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of June 30, 2005:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$355,382	—	—	—	355,382
Interest-bearing deposits with banks	5,034	—	—	—	5,034
Available-for-sale securities	122,620	230,526	326,810	244,660	924,616

Total liquidity management assets	483,036	230,526	326,810	244,660	1,285,032
Loans, net of unearned income (1)	3,434,329	778,999	829,235	123,322	5,165,885
Other earning assets	555,027	—	—	—	555,027

Total earning assets	4,472,392	1,009,525	1,156,045	367,982	7,005,944
Other non-earning assets	—	—	—	763,049	763,049

Total assets (RSA)	$4,472,392	1,009,525	1,156,045	1,131,031	7,768,993

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$2,827,456	1,544,257	1,258,861	29,633	5,660,207
Federal Home Loan Bank advances	8,808	29,000	140,290	173,790	351,888
Notes payable and other borrowings	156,401	—	—	—	156,401
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt – Trust Preferred Securities	150,938	—	6,354	52,629	209,921

Total interest-bearing liabilities	3,193,603	1,573,257	1,405,505	256,052	6,428,417
Demand deposits	—	—	—	638,843	638,843
Other liabilities	—	—	—	104,680	104,680
Shareholders’ equity	—	—	—	597,053	597,053

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(160,000)	—	10,000	150,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$3,064,653	1,573,257	1,415,505	1,715,578	7,768,993

Repricing gap (RSA – RSL)	$1,407,739	(563,732)	(259,460)	(584,547)
Cumulative repricing gap	$1,407,739	844,007	584,547	—

Cumulative RSA/Cumulative RSL	146%	118%	110%
Cumulative RSA/Total assets	58%	71%	85%
Cumulative RSL/Total assets	39%	60%	78%

Cumulative GAP/Total assets	18%	11%	8%
Cumulative GAP/Cumulative RSA	31%	15%	9%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.
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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During the first quarter of 2005, the Company entered into four interest rate swap agreements with an aggregate notional amount of $135 million that economically hedged $135 million of the Debentures related to the long-term debt – trust preferred securities. As of June 30, 2005, the Company had $191 million of interest rate swaps outstanding. See Note 10 of the Financial Statements presented under Item 1 of this report for further information.
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