Form 10-Q/A
period 2005-09-30
WINTRUST FINANCIAL CORP
filed 2006-04-19
CIK 1015328

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

Explanatory Note
Wintrust Financial Corporation (“Wintrust” or “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). This amendment is being filed to correct errors in the originally filed Quarterly Report on Form 10-Q related to the Company’s accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), for interest rate swap agreements entered into in connection with certain debentures related to trust preferred securities and subordinated debt (“Debt Transactions”).
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
The effect this restatement had on earnings for the affected periods is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands, except per share data)	2005	2005

Interest expense	$(100)	$(143)
Non-interest income	3,129	(2,547)
Income tax expense	(1,158)	1,029

Net income	$1,871	$(1,661)

Net income per share — Diluted	$0.08	$(0.07)

For additional information on the restatement see Note 1, Restatement, to the Financial Statements presented under Item 1 of this report.

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands)	2005 (Restated)	2004	2004

Assets
Cash and due from banks	$165,773	$128,166	$117,397
Federal funds sold and securities purchased under resale agreements	62,186	47,860	255,885
Interest bearing deposits with banks	6,459	4,961	19,736
Available-for-sale securities, at fair value	1,766,613	1,343,477	928,825
Trading account securities	2,899	3,599	3,884
Brokerage customer receivables	—	31,847	33,386
Mortgage loans held-for-sale	125,584	104,709	80,074
Loans, net of unearned income	5,149,795	4,348,346	4,000,175
Less: Allowance for loan losses	40,633	34,227	31,408

Net loans	5,109,162	4,314,119	3,968,767
Premises and equipment, net	238,722	185,926	176,943
Accrued interest receivable and other assets	201,673	129,702	136,736
Goodwill	195,941	113,461	91,024
Other intangible assets, net	18,491	11,221	4,629

Total assets	$7,893,503	$6,419,048	$5,817,286

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$631,460	$505,312	$449,343
Interest bearing	5,855,643	4,599,422	4,302,250

Total deposits	6,487,103	5,104,734	4,751,593

Notes payable	1,000	1,000	1,000
Federal Home Loan Bank advances	343,355	303,501	264,104
Other borrowings	78,912	201,924	44,043
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	230,499	204,489	146,465
Accrued interest payable and other liabilities	89,039	79,488	129,928

Total liabilities	7,279,908	5,945,136	5,387,133

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	23,655	21,729	21,064
Surplus	413,330	319,147	287,547
Common stock warrants	762	828	993
Retained earnings	182,477	139,566	125,395
Accumulated other comprehensive loss	(6,629)	(7,358)	(4,846)

Total shareholders’ equity	613,595	473,912	430,153

Total liabilities and shareholders’ equity	$7,893,503	$6,419,048	$5,817,286

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005 (Restated)	2004	2005 (Restated)	2004

Interest income
Interest and fees on loans	$89,169	$54,422	$242,339	$153,867
Interest bearing deposits with banks	111	12	183	50
Federal funds sold and securities purchased under resale agreements	2,054	152	2,555	566
Securities	14,960	10,367	46,309	29,069
Trading account securities	9	26	55	99
Brokerage customer receivables	169	398	1,029	1,032

Total interest income	106,472	65,377	292,470	184,683

Interest expense
Interest on deposits	41,913	21,044	107,172	57,909
Interest on Federal Home Loan Bank advances	3,127	2,186	8,744	5,752
Interest on notes payable and other borrowings	869	346	3,553	1,476
Interest on subordinated notes	651	723	2,075	2,130
Interest on long-term debt — trust preferred securities	3,943	1,987	11,161	5,097

Total interest expense	50,503	26,286	132,705	72,364

Net interest income	55,969	39,091	159,765	112,319
Provision for loan losses	3,077	1,258	5,602	5,020

Net interest income after provision for loan losses	52,892	37,833	154,163	107,299

Non-interest income
Wealth management fees	6,950	7,163	22,711	23,659
Mortgage banking revenue	7,773	5,292	19,855	12,549
Service charges on deposit accounts	1,518	998	4,451	2,944
Gain on sales of premium finance receivables	1,602	1,827	4,985	5,365
Administrative services revenue	1,169	1,040	3,307	2,927
Gains on available-for-sale securities, net	89	878	1,067	1,731
Other	9,391	4,249	13,037	12,453

Total non-interest income	28,492	21,447	69,413	61,628

Non-interest expense
Salaries and employee benefits	29,542	23,768	88,186	66,841
Equipment expense	2,979	2,275	8,706	6,626
Occupancy, net	4,137	2,529	11,838	7,026
Data processing	1,917	1,257	5,375	3,909
Advertising and marketing	1,216	785	3,426	2,376
Professional fees	1,392	1,289	4,366	3,432
Amortization of other intangible assets	884	194	2,509	587
Other	8,259	6,368	23,240	19,312

Total non-interest expense	50,326	38,465	147,646	110,109

Income before income taxes	31,058	20,815	75,930	58,818
Income tax expense	11,350	7,740	27,570	21,655

Net income	$19,708	$13,075	$48,360	$37,163

Net income per common share — Basic	$0.83	$0.64	$2.10	$1.83

Net income per common share — Diluted	$0.80	$0.60	$2.00	$1.71

Cash dividends declared per common share	$0.12	$0.10	$0.24	$0.20

Weighted average common shares outstanding	23,615	20,541	22,990	20,347
Dilutive potential common shares	1,156	1,345	1,159	1,327

Average common shares and dilutive common shares	24,771	21,886	24,149	21,674

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
	Compre-					Other
	hensive			Common		Compre-	Total
	Income	Common		Stock	Retained	hensive	Shareholders’
(In thousands)	(Loss)	Stock	Surplus	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2003		$20,066	$243,626	$1,012	$92,301	$(7,168)	$349,837
Comprehensive income:
Net income	$37,163	—	—	—	37,163	—	37,163
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	2,276	—	—	—	—	2,276	2,276
Unrealized gains on derivative instruments	46	—	—	—	—	46	46

Comprehensive income	$39,485

Cash dividends declared		—	—	—	(4,069)	—	(4,069)

Common stock issued for:
Business combinations		663	35,193	—	—	—	35,856
Exercise of common stock warrants		66	610	(19)	—	—	657
Director compensation plan		5	168	—	—	—	173
Employee stock purchase plan and exercises of stock options		237	7,042	—	—	—	7,279
Restricted stock awards		27	908	—	—	—	935

Balance at September 30, 2004		$21,064	$287,547	$993	$125,395	$(4,846)	$430,153

Balance at December 31, 2004		$21,729	$319,147	$828	$139,566	$(7,358)	$473,912

Comprehensive income:
Net income	$48,360	—	—	—	48,360	—	48,360
Other comprehensive income (loss), net of tax:
Unrealized gains on securities, net of reclassification adjustment	623	—	—	—	—	623	623
Unrealized gains on derivative instruments	106	—	—	—	—	106	106

Comprehensive income	$49,089

Cash dividends declared		—	—	—	(5,449)	—	(5,449)

Common stock issued for:
New issuance, net of costs		1,000	54,870	—	—	—	55,870
Business combinations		601	29,986	—	—	—	30,587
Exercise of common stock warrants		21	317	(66)	—	—	272
Director compensation plan		8	310	—	—	—	318
Employee stock purchase plan and exercises of stock options		277	7,868	—	—	—	8,145
Restricted stock awards		19	832	—	—	—	851

Balance at September 30, 2005 (Restated)		$23,655	$413,330	$762	$182,477	$(6,629)	$613,595

	Nine Months Ended September 30,
	2005	2004

Disclosure of reclassification amount and income tax impact:
Unrealized holding gains on available-for-sale securities arising during the period, net	$2,132	$4,785
Unrealized holding gains on derivative instruments arising during the period, net	172	51
Less: Reclassification adjustment for gains included in net income, net	1,067	1,731
Less: Income tax (benefit) expense	508	783

Net unrealized gains on available-for-sale securities and derivative instruments	$729	$2,322

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2005 (Restated)	2004

Operating Activities:
Net income	$48,360	$37,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,602	5,020
Depreciation and amortization	10,312	7,157
Tax benefit from exercises of stock options	3,509	3,956
Net amortization of premium on securities	2,664	1,487
Originations and purchases of mortgage loans held-for-sale	(1,722,167)	(1,010,221)
Proceeds from sales of mortgage loans held-for-sale	1,711,566	1,082,716
Decrease (increase) in trading securities, net	700	(215)
Net decrease in brokerage customer receivables	31,847	526
Gain on mortgage loans sold	(10,054)	(8,301)
Gain on sales of premium finance receivables	(4,985)	(5,365)
Gains on available-for-sale securities, net	(1,067)	(1,731)
Loss (gain) on sales of premises and equipment, net	28	(573)
Increase in accrued interest receivable and other assets, net	(8,643)	(563)
Increase (decrease) in accrued interest payable and other liabilities, net	1,499	(15,391)

Net Cash Provided by Operating Activities	69,171	95,665

Investing Activities:
Proceeds from maturities of available-for-sale securities	248,925	143,428
Proceeds from sales of available-for-sale securities	1,029,764	652,014
Purchases of available-for-sale securities	(1,531,951)	(767,641)
Proceeds from sales of premium finance receivables	421,802	345,720
Net cash paid for acquisitions	(79,221)	(3,163)
Net (increase) decrease in interest-bearing deposits with banks	(1,410)	1,793
Net increase in loans	(802,816)	(796,216)
Increase in Bank Owned Life Insurance	—	(7,861)
Purchases of premises and equipment, net	(34,648)	(20,368)

Net Cash Used for Investing Activities	(749,555)	(452,294)

Financing Activities:
Increase in deposit accounts	795,812	581,702
Decrease in other borrowings, net	(150,639)	(135,251)
Decrease in notes payable, net	(5,000)	(25,000)
Increase in Federal Home Loan Bank advances, net	16,815	100,000
Proceeds from issuance of trust preferred securities, net	40,000	40,000
Redemption of trust preferred securities, net	(20,000)	—
Issuance of common stock, net of issuance costs	55,870	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	4,908	3,980
Dividends paid	(5,449)	(4,069)

Net Cash Provided by Financing Activities	732,317	561,362

Net Increase in Cash and Cash Equivalents	51,933	204,733
Cash and Cash Equivalents at Beginning of Period	176,026	168,549

Cash and Cash Equivalents at End of Period	$227,959	$373,282

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
The following tables reflect a summary of both the originally reported and restated amounts:
Consolidated Statements of Condition:

(Dollars in thousands)	September 30, 2005
	As
	Originally	As
	Reported	Restated
Long-term debt — trust preferred securities	$230,231	$230,499
Accrued interest payable and other liabilities	89,141	89,039
Total liabilities	7,279,742	7,279,908
Retained earnings	184,138	182,477
Accumulated other comprehensive loss	(8,124)	(6,629)
Total shareholders’ equity	613,761	613,595

Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2005		September 30, 2005
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Net interest income	$56,069	$56,069	$159,908	$159,908
Net cash settlement of interest rate swap derivatives	—	(100)	—	(143)

Total net interest income	56,069	55,969	159,908	159,765
Provision for loan losses	3,077	3,077	5,602	5,602

Net interest income after provision for loan losses	52,992	52,892	154,306	154,163

Non-interest income	25,363	25,363	71,960	71,960
Net cash settlement of interest rate swap derivatives	—	100	—	143
Change in fair value of interest rate swap derivatives	—	3,029	—	(2,690)

Total non-interest income	25,363	28,492	71,960	69,413

Total non-interest expense	50,326	50,326	147,646	147,646

Income before income taxes	28,029	31,058	78,620	75,930

Income tax expense	10,192	10,192	28,599	28,599
Income tax effect on restatement	—	1,158	—	(1,029)

Total income tax expense	10,192	11,350	28,599	27,570

Net income	$17,837	$19,708	$50,021	$48,360

Net income per share — Diluted	$0.72	$0.80	$2.07	$2.00

Consolidated Statements of Changes in Shareholders’ Equity:

	Nine Months Ended
(Dollars in thousands)	September 30, 2005
	As
	Originally	As
	Reported	Restated
Balance, beginning of period	$473,912	$473,912
Increase attributable to net income	50,021	48,360
Unrealized gains (losses) on derivative instruments	(1,389)	106
Balance, end of period	613,761	613,595

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
At September 30, 2005, other includes a $2.0 million mortgage that matures on June 1, 2006, related to the Company’s Northfield banking office and $1.7 million in borrowings at the Company’s brokerage firm to fund its securities position. In the third quarter of 2005, Wayne Hummer Investments converted its operations to an out-sourced securities clearing platform, and in connection with this conversion borrowed funds from the third party service provider.
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

(8) Long-term Debt — Trust Preferred Securities
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

(Dollars in thousands)
					Earliest
	Trust Preferred		Issue	Maturity	Redemption
Issuance Trust	Securities	Debentures	Date	Date	Date
Wintrust Capital Trust I	$31,050	$32,010	09/30/98	09/30/28	09/30/03
Wintrust Capital Trust III	25,000	25,774	04/22/03	04/07/33	04/07/08
Wintrust Statutory Trust IV	20,000	20,619	12/08/03	12/08/33	12/31/08
Wintrust Statutory Trust V	40,000	41,238	05/11/04	05/11/34	06/30/09
Wintrust Capital Trust VII	50,000	51,550	12/13/04	03/15/35	03/15/10
Wintrust Capital Trust VIII	40,000	41,238	08/02/05	09/30/35	09/30/10
Northview Capital Trust I	6,000	6,342	08/08/03	11/08/33	08/08/08
Town Bankshares Capital Trust I	6,000	6,380	08/08/03	11/08/33	08/08/08
First Northwest Capital Trust I	5,000	5,348	05/31/04	05/31/34	05/31/09

Total		$230,499

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
In the first and third quarters of 2005, interest rate swaps with a total notional amount of $135 million and $40 million, respectively, were entered into to economically hedge the Debentures related to the long-term debt — trust preferred securities.

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

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$55,286	$35,200	$20,086	57.0%
Premium finance	10,292	12,196	(1,904)	(15.6)
Tricom	1,065	965	100	10.4
Wealth management	204	1,213	(1,009)	(83.2)
Parent and inter-segment eliminations	(10,878)	(10,483)	(395)	3.8

Total net interest income	$55,969	$39,091	$16,878	43.2%

Non-interest income:
Banking	$15,256	$11,194	$4,062	36.2%
Premium finance	1,293	1,827	(534)	(29.2)
Tricom	1,169	1,040	129	12.4
Wealth management	8,460	8,209	251	3.1
Parent and inter-segment eliminations	2,314	(823)	3,137	N/M

Total non-interest income	$28,492	$21,447	$7,045	32.8%

Segment profit (loss):
Banking	$18,742	$12,188	$6,554	53.8%
Premium finance	5,520	6,303	(783)	(12.4)
Tricom	481	390	91	23.3%
Wealth management	(640)	28	(668)	N/M
Parent and inter-segment eliminations	(4,395)	(5,834)	1,439	24.7

Total segment profit	$19,708	$13,075	$6,633	50.7%

Segment assets:
Banking	$7,871,449	$5,724,633	$2,146,816	37.5%
Premium finance	826,384	772,146	54,238	7.0
Tricom	52,982	45,440	7,542	16.6
Wealth management	41,230	77,316	(36,086)	(46.7)
Parent and inter-segment eliminations	(898,542)	(802,249)	(96,293)	(12.0)

Total segment assets	$7,893,503	$5,817,286	$2,076,217	35.7%

N/M = Not meaningful

The following table presents a summary of certain operating information for each reportable segment for nine months ended for the period shown:

	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2005	2004	Contribution	Contribution
Net interest income:
Banking	$155,689	$100,335	$55,354	55.2%
Premium finance	31,379	37,875	(6,496)	(17.2)
Tricom	2,994	2,714	280	10.3
Wealth management	1,268	3,887	(2,619)	(67.4)
Parent and inter-segment eliminations	(31,565)	(32,492)	927	2.9

Total net interest income	$159,765	$112,319	$47,446	42.2%

Non-interest income:
Banking	$39,685	$28,698	$10,987	38.2%
Premium finance	4,985	5,365	(380)	(7.1)
Tricom	3,308	2,927	381	13.0
Wealth management	26,567	26,601	(34)	(0.1)
Parent and inter-segment eliminations	(5,132)	(1,963)	(3,169)	(161.4)

Total non-interest income	$69,413	$61,628	$7,785	12.6%

Segment profit (loss):
Banking	$51,263	$33,706	$17,557	52.1%
Premium finance	17,163	19,709	(2,546)	(12.9)
Tricom	1,282	1,000	282	28.2
Wealth management	(1,328)	763	(2,091)	(274.0)
Parent and inter-segment eliminations	(20,020)	(18,015)	(2,005)	(11.1)

Total segment profit	$48,360	$37,163	$11,197	30.1%

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
Interest Rate Swaps
The table below identifies the Company’s interest rate swaps at September 30, 2005 and December 31, 2004 which were entered into to economically hedge certain interest-bearing liabilities.

	September 30, 2005
	Notional	Fair Value	Receive	Pay	Counterparty’s
	Amount	Gain (Loss)	Rate	Rate	Call Option
Pay fixed, receive variable:
April 2033	$25,000	(120)	6.85%	6.71%	April 2008
December 2033	20,000	(344)	6.29%	6.40%	December 2008
May 2034	40,000	(722)	6.09%	6.27%	June 2009
March 2035	50,000	(838)	5.82%	5.68%	March 2010
October 2012	25,000	383	3.86%	4.23%	NA
September 2035	40,000	(776)	5.47%	5.27%	September 2010

Total	200,000	(2,417)

Receive fixed, pay variable:
September 2028	31,050	(269)	9.00%	6.35%	Any time

Total	$231,050	(2,686)

	December 31, 2004

Pay fixed, receive variable:
October 2012	$25,000	(215)	2.40%	4.23%	NA

Receive fixed, pay variable:
September 2028	31,050	(129)	9.00%	4.84%	Any time

Total	$56,050	(344)

These interest rate swaps were documented as being in hedging relationships at their inception date under the short-cut method of hedge accounting, but subsequently, the Company determined that the hedge documentation did not meet the standards of SFAS 133 for the short-cut method. A gain of approximately $3.1 million and a loss of approximately $2.5 million was recognized in the quarter ended September 30, 2005 and in the first nine months of 2005, respectively, to record the market value of these swaps as of September 30, 2005, in earnings. The gain/loss is included in other non-interest income.
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
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options) or the right to sell certain securities to the Company at predetermined prices (put options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are recognized as other non-interest income. There were no covered call or put options outstanding as of September 30, 2005, December 31, 2004 or September 30, 2004.
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
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2005	2004	2005	2004
Net income
As reported	$19,708	$13,075	$48,360	$37,163
Compensation cost of stock options based on fair value, net of related tax effect	(904)	(608)	(2,404)	(1,673)

Pro forma	$18,804	$12,467	$45,956	$35,490

Earnings per share — Basic
As reported	$0.83	$0.64	$2.10	$1.83
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)	(0.03)	(0.11)	(0.09)

Pro forma	$0.79	$0.61	$1.99	$1.74

Earnings per share — Diluted
As reported	$0.80	$0.60	$2.00	$1.71
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)	(0.03)	(0.10)	(0.07)

Pro forma	$0.76	$0.57	$1.90	$1.64

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
The following table shows the computation of basic and diluted EPS for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income	$19,708	$13,075	$48,360	$37,163

Average common shares outstanding	23,615	20,541	22,990	20,347
Effect of dilutive potential common shares	1,156	1,345	1,159	1,327

Weighted average common shares and effect of dilutive potential common shares	24,771	21,886	24,149	21,674

Net income per common share:
Basic	$0.83	$0.64	$2.10	$1.83

Diluted	$0.80	$0.60	$2.00	$1.71

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

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2005, as compared to the same periods of last year, are shown in the table below:

	Nine Months	Nine Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	September 30, 2005	September 30, 2004	Change
Net income	$48,360	$37,163		30%
Net income per common share — Diluted	2.00	1.71		17
Net revenue (1)	229,178	173,947		32
Net interest income	159,765	112,319		42
Net interest margin (5)	3.19%	3.16%	3	bp
Core net interest margin (2) (5)	3.41	3.30		11
Net overhead ratio (3)	1.41	1.25		16
Efficiency ratio (4) (5)	64.44	63.74		70
Return on average assets	0.87	0.95		(8)
Return on average equity	11.10	13.46		(236)

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	September 30, 2005	September 30, 2004	Change
Net income	$19,708	$13,075		51%
Net income per common share — Diluted	0.80	0.60		33
Net revenue (1)	84,461	60,538		40
Net interest income	55,969	39,091		43
Net interest margin (5)	3.17%	3.17%	—	bp
Core net interest margin (2) (5)	3.39	3.32		7
Net overhead ratio (3)	1.11	1.25		(14)
Efficiency ratio (4) (5)	59.40	64.29		(489)
Return on average assets	1.01	0.96		5
Return on average equity	13.07	13.56		(49)

At end of period
Total assets	$7,893,503	$5,817,286		36%
Total loans	5,149,795	4,000,175		29
Total deposits	6,487,103	4,751,593		37
Long-term debt — trust preferred securities	230,499	146,465		57
Total shareholders’ equity	613,595	430,153		43

Book value per common share	25.94	20.42		27
Market price per common share	50.26	57.28		(12)

Allowance for loan losses to total loans	0.79%	0.79%	—	bp
Non-performing assets to total assets	0.34	0.33		1

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004

(A) Interest income (GAAP)	$106,472	$65,377	$292,470	$184,683
Taxable-equivalent adjustment:
— Loans	123	123	427	330
— Liquidity management assets	221	39	555	173
— Other earning assets	2	10	15	39

Interest income — FTE	$106,818	$65,549	$293,467	$185,225
(B) Interest expense (GAAP)	50,503	26,286	132,705	72,364

Net interest income — FTE	$56,315	$39,263	$160,762	$112,861

(C) Net interest income (GAAP) (A minus B)	$55,969	$39,091	$159,765	$112,319

Net interest income — FTE	$56,315	$39,263	$160,762	$112,861
Add: Interest expense on long-term debt — trust preferred securities, net (1)	3,829	1,919	10,847	4,938

Core net interest income — FTE (2)	$60,144	$41,182	$171,609	$117,799

(D) Net interest margin (GAAP)	3.15%	3.15%	3.17%	3.14%
Net interest margin — FTE	3.17%	3.17%	3.19%	3.16%
Core net interest margin — FTE (2)	3.39%	3.32%	3.41%	3.30%

(E) Efficiency ratio (GAAP)	59.65%	64.47%	64.73%	63.94%
Efficiency ratio — FTE	59.40%	64.29%	64.44%	63.74%

(1)	Interest expense from the long-term debt — trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

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
Net Income
Net income for the quarter ended September 30, 2005 totaled $19.7 million, an increase of $6.6 million, or 51%, over the $13.1 million recorded in the third quarter of 2004. On a per share basis, net income for the third quarter of 2005 totaled $0.80 per diluted common share, an increase of $0.20 per share, or 33%, as compared to the 2004 third quarter total of $0.60 per diluted common share. The return on average equity for the third quarter of 2005 was 13.07%, compared to 13.56% for the prior year quarter.
Net income for the first nine months of 2005, totaled $48.4 million, an increase of $11.2 million, or 30%, compared to $37.2 million for the same period in 2004. On a per share basis, net income per diluted common share was $2.00 for the first nine months of 2005, an increase of $0.29 per share, or 17%, compared to $1.71 for the first nine months of 2004. Return on average equity for the first nine months of 2005 was 11.10% versus 13.46% for the same period of 2004.
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

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended September 30, 2005 totaled $56.3 million, an increase of $17.0 million, or 43%, as compared to the $39.3 million recorded in the same quarter of 2004. This increase is primarily attributable to increases in the Company’s earning asset base. In the third quarter of 2005, average loans, the highest yielding component of the earning asset base, represented 75% of total earning assets and increased $1.5 billion, or 39%, over the third quarter of 2004. The table on page 31 presents a summary of the dollar amount of changes in tax-equivalent net interest income attributable to changes in the volume of earning assets and changes in the rates earned and paid during the third quarter of 2005 compared to the same period of 2004 as well as the second quarter of 2005. The table on page 31 also summarizes activity for the first nine months of 2005 compared to the same period of 2004.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2005			September 30, 2004
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,752,224	$17,346	3.93%	$1,084,180	$10,570	3.88%
Other earning assets (2) (3)(8)	9,894	180	7.21	39,292	434	4.39
Loans, net of unearned income (2) (4) (8)	5,289,745	89,292	6.70	3,812,734	54,545	5.69

Total earning assets (8)	$7,051,863	$106,818	6.01%	$4,936,206	$65,549	5.28%

Allowance for loan losses	(41,182)			(29,584)
Cash and due from banks	161,794			100,436
Other assets	606,728			423,691

Total assets	$7,779,203			$5,430,749

Interest-bearing deposits	$5,733,021	$41,913	2.90%	$3,952,110	$21,044	2.12%
Federal Home Loan Bank advances	346,057	3,127	3.59	244,017	2,186	3.56
Notes payable and other borrowings	119,585	869	2.88	97,561	346	1.41
Subordinated notes	50,000	651	5.09	50,000	723	5.66
Long-term debt – trust preferred securities	226,484	3,943	6.81	139,838	1,987	5.56

Total interest-bearing liabilities	$6,475,147	$50,503	3.09%	$4,483,526	$26,286	2.33%

Non-interest bearing deposits	617,547			432,695
Other liabilities	88,188			130,994
Equity	598,321			383,534

Total liabilities and shareholders’ equity	$7,779,203			$5,430,749

Interest rate spread (5) (8)			2.92%			2.95%
Net free funds/contribution (6)	$576,716		0.25	$452,680		0.22

Net interest income/Net interest margin (8)		$56,315	3.17%		$39,263	3.17%

Core net interest margin (7) (8)			3.39%			3.32%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended September 30, 2005 and 2004 were $346,000 and $172,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the third quarter of 2005 the net interest margin was 3.17%, consistent with the net interest margin in the prior year third quarter, and a two basis point decrease when compared to the net interest margin of 3.19% in the second quarter of 2005. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities, was 3.39% for the third quarter of 2005, 3.32% for the third quarter of 2004 and 3.40% for the second quarter of 2005.
The unchanged net interest margin in the third quarter of 2005 compared to the third quarter of 2004 resulted as the yield on earning assets increased by 73 basis points, the rate paid on interest-bearing liabilities increased by 76 basis points and the contribution from net free funds increased by three basis points. The earning asset yield increase was primarily attributable to a 101 basis point increase in the yield on loans. The higher loan yield is reflective of the interest rate increases effected by the Federal Reserve Bank offset somewhat by continued competitive loan pricing pressures, including the pricing related to the premium finance receivables portfolio. The interest-bearing liability rate increase of 76 basis points was due to higher costs of retail deposits as rates have generally risen in the past 12 months, continued competitive pricing pressures on fixed-maturity time deposits in most markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition. Overall, the Company believes it is well positioned for expected future rate increases.
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
The average loan to average deposit ratio was 83.3% in the third quarter of 2005, 87.0% in the third quarter of 2004 and 82.8% in the second quarter of 2005. Expansion of the net interest margin in the past two quarters has been hampered by the loan to deposit ratio falling below the Company’s targeted range of 85% to 90% as deposit growth at recently opened de novo branches was very strong and loan originations were slightly slower than expected as the Company chooses not to compromise on underwriting standards when competing for loan balances. The heavier reliance in both the second and third quarters of 2005 on lower-yielding liquidity management assets has contributed to the slightly lower net interest margin levels. Additionally, during the third quarter of 2005, the brokerage customer receivables component of other earning assets ceased being an asset of the Company’s broker dealer subsidiary as a result of the conversion to an out-sourced securities clearing platform. This asset typically had a higher yield than total liquidity management assets. This restricted net interest margin improvement in the third quarter of 2005.
The rate paid on interest-bearing deposits increased to 2.90% in the third quarter of 2005 as compared to 2.12% in the third quarter of 2004. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 4.56% in the third quarter of 2005 compared to 3.89% in the third quarter of 2004 as a result of higher overnight funding costs, the additional trust preferred borrowings added in 2004 and the acceleration of the unamortized issuance costs related to the Company’s 10.50% Cumulative Trust Preferred Securities that were redeemed in August 2005. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2004
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,660,785	$49,602	3.99%	$1,047,334	$29,858	3.81%
Other earning assets (2) (3)(8)	25,043	1,099	5.87	38,045	1,170	4.11
Loans, net of unearned income (2) (4) (8)	5,055,228	242,766	6.42	3,688,532	154,197	5.58

Total earning assets (8)	$6,741,056	$293,467	5.82%	$4,773,911	$185,225	5.18%

Allowance for loan losses	(40,016)			(28,262)
Cash and due from banks	156,898			101,741
Other assets	579,743			353,068

Total assets	$7,437,681			$5,200,458

Interest-bearing deposits	$5,425,910	$107,172	2.64%	$3,813,646	$57,909	2.03%
Federal Home Loan Bank advances	328,561	8,744	3.56	207,890	5,752	3.70
Notes payable and other borrowings	191,109	3,553	2.49	141,538	1,476	1.39
Subordinated notes	50,000	2,075	5.47	50,000	2,130	5.60
Long-term debt — trust preferred securities	213,774	11,161	6.88	120,247	5,097	5.57

Total interest-bearing liabilities	$6,209,354	$132,705	2.85%	$4,333,321	$72,364	2.23%

Non-interest bearing deposits	582,271			372,994
Other liabilities	63,729			125,350
Equity	582,327			368,793

Total liabilities and shareholders’ equity	$7,437,681			$5,200,458

Interest rate spread (5) (8)			2.97%			2.95%
Net free funds/contribution (6)	$531,702		0.22	$440,590		0.21

Net interest income/Net interest margin (8)		$160,762	3.19%		$112,861	3.16%

Core net interest margin (7) (8)			3.41%			3.30%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2005 and 2004 were $997,000 and $542,000 respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities. (4) Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The contribution is based on the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
The tax-equivalent net interest income for the nine months ending September 30, 2005 totaled $160.8 million, an increase of $47.9 million, or 42%, compared to the $112.9 million recorded for the same period in 2004. The year-to-date net interest margin was 3.19%, an increase of three basis points when compared to the net interest margin of 3.16% in the prior year. The net interest margin increase of three basis points in the first nine months of 2005 compared to the first nine months of 2004 resulted as the yield on earning assets increased by 64 basis points, the rate paid on interest-bearing liabilities increased by 62 basis points and the contribution from net free funds increased by one basis point. As discussed previously, expansion of the Company’s net interest margin has been restricted by a lower loan to deposit ratio. The average loan to average deposit ratio, on a year-to-date basis, was 84.1% in 2005 and 88.1% in 2004.
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

	Third Quarter	First Nine Months	Third Quarter
	of 2005	of 2005	of 2005
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2005	of 2004	of 2004
Tax-equivalent net interest income for comparative period	$54,237	$112,861	$39,263
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	2,346	44,091	16,212
Change due to interest rate fluctuations (rate)	(857)	4,223	840
Change due to number of days in each period	589	(413)	—

Tax-equivalent net interest income for the period Ended September 30, 2005	$56,315	$160,762	$56,315

Non-interest Income
For the third quarter of 2005, non-interest income totaled $28.5 million and increased $7.0 million compared to the prior year third quarter. For the nine months ended September 30, 2005, non-interest income totaled $69.4 million, an increase of $7.8 million, or 13%, compared to the same period of 2004. The increase in non-interest income in the quarter and year-to-date periods is a result of higher mortgage banking revenue, higher levels of fees on covered call transactions and the impact of the recent acquisitions offset by lower wealth management fees, lower gain on sales of premium finance receivables and lower net available-for-sale securities gains. Additionally, trading gains of $3.1 million from derivatives not designated as accounting hedges were recognized in the third quarter of 2005 and trading losses of $2.5 million were recognized from such derivatives in the first nine months of 2005.
Non-interest income as a percentage of net revenue decreased to 34% in the third quarter of 2005, from 35% in the third quarter of 2004. For the nine months ending September 30, 2005, non-interest income as a percentage of net revenue was 30%, compared to 35% for the same period of 2004. The Company uses this as a measuring stick as it works towards balancing the mix of net interest income and non-interest income. The impact of the four community bank acquisitions in the last twelve months, has reduced this ratio as their revenue mix is more heavily weighted towards net interest income.
The following tables present non-interest income by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage fees	$4,454	$4,984	$(530)	(10.6)%
Trust and asset management fees	2,496	2,179	317	14.5

Total wealth management fees	6,950	7,163	(213)	(3.0)

Mortgage banking revenue	7,773	5,292	2,481	46.9
Service charges on deposit accounts	1,518	998	520	52.1
Gain on sales of premium finance receivables	1,602	1,827	(225)	(12.3)
Administrative services revenue	1,169	1,040	129	12.5
Gains on available-for-sale securities, net	89	878	(789)	(89.9)
Other:
Fees from covered call and put options	3,998	2,669	1,329	49.8
Bank Owned Life Insurance	701	520	181	34.7
Trading gains	3,129	—	3,129	N/M
Miscellaneous	1,563	1,060	503	47.5

Total other	9,391	4,249	5,142	121.0

Total non-interest income	$28,492	$21,447	$7,045	32.8%

N/M = Not meaningful

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2005	2004	Change	Change
Brokerage fees	$15,368	$17,141	$(1,773)	(10.3)%
Trust and asset management fees	7,343	6,518	825	12.6

Total wealth management fees	22,711	23,659	(948)	(4.0)

Mortgage banking revenue	19,855	12,549	7,306	58.2
Service charges on deposit accounts	4,451	2,944	1,507	51.2
Gain on sales of premium finance receivables	4,985	5,365	(380)	(7.1)
Administrative services revenue	3,307	2,927	380	13.0
Gains on available-for-sale securities, net	1,067	1,731	(664)	(38.4)
Other:
Fees from covered call and put options	9,375	7,285	2,090	28.7
Bank Owned Life Insurance	1,850	1,542	308	19.9
Trading losses	(2,547)	—	(2,547)	N/M
Miscellaneous	4,359	3,626	733	20.2

Total other	13,037	12,453	584	4.7

Total non-interest income	$69,413	$61,628	$7,785	12.6%

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
Trading gains of $3.1 million in the third quarter of 2005 and trading losses of $2.5 million for the first nine months of 2005 are related to economic hedges that did not qualify for hedge accounting. These gains/losses primarily represent the mark-to-market adjustments, and to a lesser extent, the net settlements, on interest rate swap contracts that were entered into to economically hedge certain funding liabilities, but failed to qualify for hedge accounting.
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

Non-interest Expense
Non-interest expense for the third quarter of 2005 totaled $50.3 million and increased $11.9 million, or 31%, from the third quarter 2004 total of $38.5 million. For the first nine months of 2005, non-interest expense totaled $147.6 million and increased $37.5 million, or 34%, from the $110.1 million reported for the first nine months of 2004. The increases in non-interest expense in the quarterly and year-to-date periods reflect the continued growth and expansion of the Banks with additional branches, the growth in the premium finance business, and the four bank acquisitions completed in 2004 and 2005. Since September 30, 2004, total loans and total deposits have increased 29% and 37%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base. The Company’s efficiency ratio was 64.44% for the first nine months of 2005, compared to 63.74% for the same period of 2004.
The following tables present non-interest expense by category for the periods presented:

	Three Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Salaries and employee benefits	$29,542	$23,768	$5,774	24.3%
Equipment	2,979	2,275	704	30.9
Occupancy, net	4,137	2,529	1,608	63.5
Data processing	1,917	1,257	660	52.4
Advertising and marketing	1,216	785	431	54.9
Professional fees	1,392	1,289	103	8.0
Amortization of other intangible assets	884	194	690	356.8
Other:
Commissions — 3rd party brokers	967	859	108	12.6
Postage	926	816	110	13.5
Stationery and supplies	736	587	149	25.3
Miscellaneous	5,630	4,106	1,524	37.1

Total other	8,259	6,368	1,891	29.7

Total non-interest expense	$50,326	$38,465	$11,861	30.8%

	Nine Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2005	2004	Change	Change
Salaries and employee benefits	$88,186	$66,841	$21,345	31.9%
Equipment	8,706	6,626	2,080	31.4
Occupancy, net	11,838	7,026	4,812	68.4
Data processing	5,375	3,909	1,466	37.5
Advertising and marketing	3,426	2,376	1,050	44.2
Professional fees	4,366	3,432	934	27.2
Amortization of other intangible assets	2,509	587	1,922	327.5
Other:
Commissions — 3rd party brokers	2,882	3,092	(210)	(6.8)
Postage	2,825	2,164	661	30.5
Stationery and supplies	2,378	1,747	631	36.2
Miscellaneous	15,155	12,309	2,846	23.1

Total other	23,240	19,312	3,928	20.3

Total non-interest expense	$147,646	$110,109	$37,537	34.1%

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
Income Taxes
The Company recorded income tax expense of $11.4 million for the three months ended September 30, 2005 versus $7.7 million for the same period of 2004. On a year-to-date basis, income tax expense was $27.6 million in 2005 and $21.7 million in 2004. The effective tax rate was 36.5% and 37.2% in the third quarter of 2005 and 2004, respectively, and 36.3% and 36.8% on a year-to-date basis for 2005 and 2004, respectively.

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
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $742 million in the third quarter of 2005, an increase of $211 million compared to the third quarter of 2004 average balance of $531 million, and a decrease of $24 million compared to the second quarter 2005 average balance of $766 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2005	2005	2004
Notes payable	$2,924	$6,985	$1,000
Federal Home Loan Bank advances	346,057	341,361	244,017

Other borrowings:
Federal funds purchased	26,322	5,239	24,644
Securities sold under repurchase agreements	87,571	149,670	52,961
Wayne Hummer Companies borrowings	—	—	16,534
Other	2,768	3,120	2,422

Total other borrowings	116,661	158,029	96,561

Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	226,484	209,939	139,838

Total other funding sources	$742,126	$766,314	$531,416

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
In August 2005, the Company issued $40.0 million of trust preferred securities through Wintrust Capital Trust VIII and redeemed $20.0 million of trust preferred securities previously issued through Wintrust Capital Trust II, resulting in an increase in average long-term debt – trust preferred securities in the third quarter of 2005 as compared to the second quarter of 2005.
See Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources.
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2005 as compared to December 31, 2004.

Shareholders’ Equity
Total shareholders’ equity was $613.6 million at September 30, 2005 and increased $183.4 million since September 30, 2004 and $139.7 million since the end of 2004. Significant increases from December 31, 2004, include the retention of $42.9 million of earnings (net income of $48.4 million less dividends of $5.4 million), $55.9 million from the issuance of 1.0 million shares of common stock in partial settlement of the forward sale agreement the Company entered into in December 2004, $30.0 million from the issuance of the Company’s common stock in connection with business combinations and $9.3 million from the issuance of shares of the Company’s common stock pursuant to various stock compensation plans. Increases in unrealized net gains from available-for-sale securities, net of tax, increased shareholder’s equity $623,000 from December 31, 2004.
The annualized return on average equity for the three months ended September 30, 2005 was 13.07%, compared to 13.56% for the third quarter of 2004.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	June 30,	September 30,
	2005	2005	2004
Leverage ratio	8.2%	8.1%	9.0%
Tier 1 capital to risk-weighted assets	10.0	9.8	9.9
Total capital to risk-weighted assets	11.8	11.3	11.6
Total average equity-to-total average assets *	7.7	7.7	7.1

* based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0
The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital to risk-weighted assets ratio with these new issuances of regulatory capital. As indicated in Note 8 to the Financial Statements presented under Item 1 of this report, in August 2005, the Company issued $40.0 million of additional trust preferred securities and redeemed $20.0 million of 10.50% fixed rate trust preferred securities. In addition, on October 25, 2005, the Company signed a $25.0 million subordinated note agreement. See Note 7 for further information on the terms of this note.
In January and July 2005, Wintrust declared semi-annual cash dividends of $0.12 per common share. In January 2004 and July 2004, the Company declared semi-annual cash dividends of $0.10 per common share. The dividend payout ratio (annualized) was 9.0% for the first nine months of 2005 and 8.8% for the first nine months of 2004. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
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

	September 30,	June 30,	September 30,
(Dollars in thousands)	2005	2005	2004

Non-performing premium finance receivables	$9,009	$9,370	$10,252
— as a percent of premium finance receivables outstanding	1.13%	1.18%	1.34%

Net charge-offs of premium finance receivables	$568	$244	$280
— annualized as a percent of average premium finance receivables	0.26%	0.12%	0.13%

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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of September 30, 2005:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$62,186	—	—	—	62,186
Interest-bearing deposits with banks	6,459	—	—	—	6,459
Available-for-sale securities	234,608	288,981	622,810	620,214	1,766,613

Total liquidity management assets	303,253	288,981	622,810	620,214	1,835,258
Loans, net of unearned income (1)	3,403,261	822,115	893,675	156,328	5,275,379
Other earning assets	51,489	—	—	—	51,489

Total earning assets	3,758,003	1,111,096	1,516,485	776,542	7,162,126
Other non-earning assets	—	—	—	731,377	731,377

Total assets (RSA)	$3,758,003	1,111,096	1,516,485	1,507,919	7,893,503

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$2,782,172	1,917,884	1,105,109	50,478	5,855,643
Federal Home Loan Bank advances	3,276	28,200	147,745	164,134	343,355
Notes payable and other borrowings	79,912	—	—	—	79,912
Subordinated notes	50,000	—	—	—	50,000
Long-term Debt – Trust Preferred Securities	192,147	—	6,342	32,010	230,499

Total interest-bearing liabilities	3,107,507	1,946,084	1,259,196	246,622	6,559,409
Demand deposits	—	—	—	631,460	631,460
Other liabilities	—	—	—	89,039	89,039
Shareholders’ equity	—	—	—	613,595	613,595

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(200,000)	—	10,000	190,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$2,938,557	1,946,084	1,269,196	1,739,666	7,893,503

Repricing gap (RSA – RSL)	$819,446	(834,988)	247,289	(231,747)
Cumulative repricing gap	$819,446	(15,542)	231,747	—

Cumulative RSA/Cumulative RSL	128%	100%	104%
Cumulative RSA/Total assets	48%	62%	81%
Cumulative RSL/Total assets	37%	62%	78%

Cumulative GAP/Total assets	10%	—%	3%
Cumulative GAP/Cumulative RSA	22%	—%	4%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.
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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. During the first and third quarters of 2005, the Company entered into interest rate swap agreements with an aggregate notional amount of $135 million and $40 million, respectively, that economically hedged $175 million of the Debentures related to the long-term debt – trust preferred securities. As of September 30, 2005, the Company had $231 million of interest rate swaps outstanding. See Note 10 of the Financial Statements presented under Item 1 for further information.
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

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,173,750	1,640,210	27,092	—
This proposal received the requisite approval by two-thirds of the Company’s outstanding shares and passed.
Item 6: Exhibits.
(a) Exhibits
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2005).

3.3	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.4	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006).

4.1	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.4	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.5	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.6	Third Amendment to Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of May 29, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.7	Fourth Amendment to Second Amended and Restated Loan Agreement between Wintrust Financial Corporation and LaSalle Bank, National Association, dated July 20, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.8	Amended and Restated $1.0 million Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of May 29, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.9	$50.0 million Revolving Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of July 20, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.10	Amended and Restated Pledge and Security Agreement dated as of May 29, 2005, executed August 26, 2005, between Wintrust Financial Corporation and LaSalle Bank, National Association (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.11	Amended and Restated Collateral Safekeeping Agreement dated as of May 29, 2005, executed August 26, 2005, among Wintrust Financial Corporation, LaSalle Bank, National Association and Standard Federal Bank, N.A. (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.12	$25.0 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2005.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: April 19, 2006	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)