Form 10-Q
period 2006-03-31
WINTRUST FINANCIAL CORP
filed 2006-05-10
CIK 1015328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Common Stock — no par value, 24,274,993 shares, as of May 5, 2006

Page
PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements.	1-18

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19-44

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	45-47

ITEM 4. Controls and Procedures.	48

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings.	NA

ITEM 1A. Risk Factors.	49

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	49

ITEM 3. Defaults Upon Senior Securities.	NA

ITEM 4. Submission of Matters to a Vote of Security Holders.	NA

ITEM 5. Other Information.	NA

ITEM 6. Exhibits	49

Signatures	50
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO and CFO

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands)	2006	2005	2005

Assets
Cash and due from banks	$121,015	$158,136	$148,205
Federal funds sold and securities purchased under resale agreements	123,430	183,229	70,339
Interest bearing deposits with banks	14,146	12,240	6,108
Available-for-sale securities, at fair value	1,988,050	1,799,384	1,538,433
Trading account securities	2,005	1,610	3,438
Brokerage customer receivables	29,765	27,900	29,662
Mortgage loans held-for-sale	64,437	85,985	133,131
Loans, net of unearned income	5,435,317	5,213,871	4,858,724
Less: Allowance for loan losses	40,367	40,283	39,337

Net loans	5,394,950	5,173,588	4,819,387
Premises and equipment, net	254,471	247,875	217,048
Accrued interest receivable and other assets	176,489	272,772	163,179
Goodwill	196,625	196,716	196,549
Other intangible assets, net	16,864	17,607	20,060

Total assets	$8,382,247	$8,177,042	$7,345,539

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$608,769	$620,091	$581,828
Interest bearing	6,273,718	6,109,343	5,344,257

Total deposits	6,882,487	6,729,434	5,926,085

Notes payable	1,000	1,000	6,000
Federal Home Loan Bank advances	367,279	349,317	336,965
Other borrowings	86,231	95,796	154,991
Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	230,416	230,458	209,963
Accrued interest payable and other liabilities	111,947	93,126	99,320

Total liabilities	7,729,360	7,549,131	6,783,324

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	24,231	23,941	23,447
Surplus	435,207	420,426	407,590
Common stock warrants	744	744	828
Retained earnings	217,842	201,133	152,623
Accumulated other comprehensive loss	(25,137)	(18,333)	(22,273)

Total shareholders’ equity	652,887	627,911	562,215

Total liabilities and shareholders’ equity	$8,382,247	$8,177,042	$7,345,539

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2006	2005

Interest income
Interest and fees on loans	$96,651	$72,279
Interest bearing deposits with banks	124	28
Federal funds sold and securities purchased under resale agreements	1,520	151
Securities	21,531	14,429
Trading account securities	6	22
Brokerage customer receivables	465	413

Total interest income	120,297	87,322

Interest expense
Interest on deposits	54,282	28,972
Interest on Federal Home Loan Bank advances	3,280	2,568
Interest on notes payable and other borrowings	654	1,779
Interest on subordinated notes	801	679
Interest on long-term debt — trust preferred securities	4,116	3,411

Total interest expense	63,133	37,409

Net interest income	57,164	49,913
Provision for credit losses	1,536	1,231

Net interest income after provision for credit losses	55,628	48,682

Non-interest income
Wealth management	10,137	7,944
Mortgage banking	5,110	6,527
Service charges on deposit accounts	1,698	1,339
Gain on sales of premium finance receivables	995	1,656
Administrative services	1,154	1,015
Gains on available-for-sale securities, net	80	—
Other	9,551	5,899

Total non-interest income	28,725	24,380

Non-interest expense
Salaries and employee benefits	33,478	29,463
Equipment	3,174	2,749
Occupancy, net	4,668	3,840
Data processing	1,859	1,715
Advertising and marketing	1,120	994
Professional fees	1,436	1,469
Amortization of other intangible assets	743	755
Other	7,982	7,319

Total non-interest expense	54,460	48,304

Income before income taxes	29,893	24,758
Income tax expense	10,880	9,085

Net income	$19,013	$15,673

Net income per common share — Basic	$0.79	$0.72

Net income per common share — Diluted	$0.76	$0.68

Cash dividends declared per common share	$0.14	$0.12

Weighted average common shares outstanding	24,056	21,831
Dilutive potential common shares	956	1,215

Average common shares and dilutive common shares	25,012	23,046

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other
	Compre-			Common		Compre-	Total
	hensive	Common		Stock	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2004		$21,729	$319,147	$828	$139,566	$(7,358)	$473,912
Comprehensive income:
Net income	$15,673	—	—	—	15,673	—	15,673
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(15,021)	—	—	—	—	(15,021)	(15,021)
Unrealized gains on derivative instruments	106	—	—	—	—	106	106

Comprehensive income	$758

Cash dividends declared		—	—	—	(2,616)	—	(2,616)
Common stock issued for:
New issuance, net of costs		1,000	54,883	—	—	—	55,883
Business combinations		598	29,834	—	—	—	30,432
Director compensation plan		7	310	—	—	—	317
Employee stock purchase plan and exercises of stock options		94	2,584	—	—	—	2,678
Restricted stock awards		19	832	—	—	—	851

Balance at March 31, 2005		$23,447	$407,590	$828	$152,623	$(22,273)	$562,215

Balance at December 31, 2005		$23,941	$420,426	$744	$201,133	$(18,333)	$627,911

Comprehensive income:
Net income	$19,013	—	—	—	19,013	—	19,013
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(6,804)	—	—	—	—	(6,804)	(6,804)

Comprehensive income	$12,209

Cash dividends declared		—	—	—	(3,373)	—	(3,373)
Cumulative effect of change in accounting for servicing rights		—	—	—	1,069	—	1,069
Stock-based compensation		—	8,137	—	—	—	8,137
Tax benefit from issuance of shares pursuant to stock-based compensation arrangements		—	2,822	—	—	—	2,822
Common stock issued for:
Business combinations		3	155	—	—	—	158
Director compensation plan		13	569	—	—	—	582
Employee stock purchase plan and exercises of stock options		205	3,167	—	—	—	3,372
Restricted stock awards		69	(69)	—	—	—	—

Balance at March 31, 2006		$24,231	$435,207	$744	$217,842	$(25,137)	$652,887

	Three Months Ended March 31,
	2006	2005

Disclosure of reclassification amount and income tax impact:
Unrealized holding losses on available-for-sale securities arising during the period, net	$(10,874)	$(24,253)
Unrealized holding gains on derivative instruments arising during the period, net	—	172
Less: Reclassification adjustment for gains included in net income, net	80	—
Less: Income tax benefit	(4,150)	(9,166)

Net unrealized losses on available-for-sale securities and derivative instruments	$(6,804)	$(14,915)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Operating Activities:
Net income	$19,013	$15,673
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,536	1,231
Depreciation and amortization	3,803	3,172
Share-based compensation expense	2,981	726
Tax benefit from stock-based compensation arrangements	2,822	1,292
Excess tax benefits from stock-based compensation arrangements	(2,395)	—
Net amortization of premium on securities	76	1,045
Fair market value change of interest rate swaps	(4,915)	(1,070)
Originations and purchases of mortgage loans held-for-sale	(407,889)	(473,539)
Proceeds from sales of mortgage loans held-for-sale	432,019	449,525
Gain on sales of premium finance receivables	(995)	(1,656)
(Increase) decrease in trading securities, net	(395)	161
Net (increase) decrease in brokerage customer receivables	(1,865)	2,185
Gain on mortgage loans sold	(2,582)	(4,188)
Gains on available-for-sale securities, net	(80)	—
Gain on sales of premises and equipment, net	(26)	(11)
Decrease (increase) in accrued interest receivable and other assets, net	107,773	(4,863)
Increase in accrued interest payable and other liabilities, net	24,003	8,119

Net Cash Provided by (Used for) Operating Activities	172,884	(2,198)

Investing Activities:
Proceeds from maturities of available-for-sale securities	179,000	29,837
Proceeds from sales of available-for-sale securities	16,658	65,082
Purchases of available-for-sale securities	(395,182)	(98,024)
Proceeds from sales of premium finance receivables	756,056	146,415
Net cash paid for acquisitions	—	(78,877)
Net increase in interest-bearing deposits with banks	(1,906)	(1,059)
Net increase in loans	(978,511)	(234,635)
Purchases of premises and equipment, net	(9,894)	(9,117)

Net Cash Used for Investing Activities	(433,779)	(180,378)

Financing Activities:
Increase in deposit accounts	153,146	234,578
Decrease in other borrowings, net	(9,565)	(74,560)
Increase in Federal Home Loan Bank advances, net	18,000	10,300
Excess tax benefits from stock—based compensation arrangements	2,395	—
Issuance of common stock, net of issuance costs	—	55,883
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,372	1,509
Dividends paid	(3,373)	(2,616)

Net Cash Provided by Financing Activities	163,975	225,094

Net Increase (Decrease) in Cash and Cash Equivalents	(96,920)	42,518
Cash and Cash Equivalents at Beginning of Period	341,365	176,026

Cash and Cash Equivalents at End of Period	$244,445	$218,544

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
As of March 31, 2006, Wintrust had 14 wholly-owned bank subsidiaries (collectively, “Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005 and First Northwest Bank on March 31, 2005. In December 2004, Northview Bank’s two Northfield locations became branches of Northbrook Bank, its Mundelein location became a branch of Libertyville Bank and its Wheaton location was renamed Wheaton Bank & Trust (“Wheaton Bank”). In May 2005, First Northwest Bank was merged into Village Bank.
The Company provides, on a national basis, loans to businesses to finance insurance premiums on their commercial insurance policies (“premium finance receivables”) through First Insurance Funding Corporation (“FIFC”). FIFC is a wholly-owned subsidiary of Crabtree Capital Corporation (“Crabtree”) which is a wholly-owned subsidiary of Lake Forest Bank.
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
The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at each of the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest and is a wholly-owned subsidiary of North Shore Bank. Focused Investments, LLC (“Focused”) is a broker-dealer that provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. Focused is a wholly-owned subsidiary of WHI. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. WHI, WHAMC and Focused were acquired in 2002, and are collectively referred to as the “Wayne Hummer Companies”. In February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC.
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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2005. Operating results reported for the three-month and year-to-date periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly complex or dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, the valuation of the retained interest in the premium finance receivables sold, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and the accounting for income taxes as the areas that are most complex and require the most subjective and complex judgments and as such could be the most subject to revision as new information becomes available.
(2) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash and due from banks, federal funds sold and securities purchased under resale agreements with original maturities of 90 days or less.
(3) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2006		December 31, 2005		March 31, 2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$36,516	$34,040	$36,577	$34,586	$139,353	$133,526
U.S. Government agencies	738,681	726,136	724,273	714,715	647,374	633,684
Municipal	51,659	51,064	48,853	48,397	56,928	56,664
Corporate notes and other debt	107,663	107,145	8,467	8,358	8,455	8,411
Mortgage-backed	967,525	942,579	891,799	874,067	626,851	610,498
Federal Reserve/FHLB stock and other equity securities	126,647	127,086	119,103	119,261	95,525	95,650

Total available-for-sale securities	$2,028,691	$1,988,050	$1,829,072	$1,799,384	$1,574,486	$1,538,433

The increase in Corporate notes and other debt as of March 31, 2006 compared to December 31, 2005 and March 31, 2005 is related to purchases made with available liquidity which resulted from lower than expected loan growth in recent quarters.

(4) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Balance:
Commercial and commercial real estate	$3,295,334	$3,161,734	$2,850,089
Home equity	622,097	624,337	636,926
Residential real estate	273,100	275,729	281,385
Premium finance receivables	908,843	814,681	766,416
Indirect consumer loans	212,156	203,002	189,628
Tricom finance receivables	40,144	49,453	33,469
Other loans	83,643	84,935	100,811

Total loans, net of unearned income	$5,435,317	$5,213,871	$4,858,724

Mix:
Commercial and commercial real estate	61%	61%	58%
Home equity	11	12	13
Residential real estate	5	5	6
Premium finance receivables	17	16	16
Indirect consumer loans	4	4	4
Tricom finance receivables	1	1	1
Other loans	1	1	2

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $20.4 million at March 31, 2006, $16.0 million at December 31, 2005 and $17.3 million at March 31, 2005. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $3.3 million at March 31, 2006, $2.6 million at December 31, 2005 and $2.1 million at March 31, 2005.
(5) Deposits
The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Balance:
Non-interest bearing	$608,769	$620,091	$581,828
NOW accounts	743,929	704,640	697,106
Wealth management deposits	441,856	421,301	390,819
Money market accounts	598,775	610,554	661,874
Savings accounts	308,651	308,323	290,551
Time certificates of deposit	4,180,507	4,064,525	3,303,907

Total deposits	$6,882,487	$6,729,434	$5,926,085

Mix:
Non-interest bearing	9%	9%	10%
NOW accounts	11	11	12
Wealth management deposits	6	6	6
Money market accounts	9	9	11
Savings accounts	4	5	5
Time certificates of deposit	61	60	56

Total deposits	100%	100%	100%

Wealth management deposits represent FDIC-insured deposits at the Banks from brokerage customers of WHI and trust and asset management customers of WHTC.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes:
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Notes payable	$1,000	$1,000	$6,000
Federal Home Loan Bank advances	367,279	349,317	336,965

Other borrowings:
Federal funds purchased	—	235	4,341
Securities sold under repurchase agreements	83,990	93,312	145,974
Other	2,241	2,249	4,676

Total other borrowings	86,231	95,796	154,991

Subordinated notes	50,000	50,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$504,510	$496,113	$547,956

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
Federal Home Loan Bank advances consist of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate loans.
At March 31, 2006, securities sold under repurchase agreements represent $83.8 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $209,000 of short-term borrowings from brokers.
At March 31, 2006, other includes a $2.0 million mortgage that matures on May 1, 2010, related to the Company’s Northfield banking office.
The subordinated notes represent two $25.0 million notes, issued in October 2002 and April 2003. Each note requires annual principal payments of $5.0 million beginning after the sixth year, with final maturities in 2012 and 2013. The Company may redeem the subordinated notes at any time prior to maturity. On August 2, 2005, the Company entered into an agreement with the holder of the subordinated notes, effective as of June 7, 2005, to reduce the interest rates payable on each note from LIBOR plus 260 basis points to LIBOR plus 160 basis points. On October 25, 2005, the Company signed an additional $25.0 million subordinated note with the holder of the other subordinated notes with substantially similar terms as the other subordinated notes. As of March 31, 2006, this new subordinated note was unfunded.

(7) Long-term Debt – Trust Preferred Securities
As of March 31, 2006, the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust I, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Common Securities of the Trusts, are reflected as “Long-term debt – trust preferred securities” and the Common Securities are included in available-for-sale securities in the Company’s Consolidated Statements of Condition.
The following table provides a summary of the Company’s Long-term debt — trust preferred securities as of March 31, 2006. The Debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

							Earliest
	Trust Preferred		Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	3/31/2006	Date	Date	Date
Wintrust Capital Trust I	$31,050	$32,010	Fixed	9.00%	09/1998	09/2028	09/2003
Wintrust Capital Trust III	25,000	25,774	L+3.25	7.85%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	7.78%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	7.58%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	6.86%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	6.43%	08/2005	09/2035	09/2010
Northview Capital Trust I	6,000	6,317	Fixed	6.35%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,349	L+3.00	7.68%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,321	L+3.00	7.98%	05/2004	05/2034	05/2009

Total		$230,416

The interest rates on the variable rate debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Northview Capital Trust I changes to a variable rate equal to three-month LIBOR plus 3.00% effective February 8, 2008. Distributions are payable on a quarterly basis.

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
The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements (including trust preferred securities), net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at March 31, 2006, the Company would still be considered well-capitalized under regulatory capital guidelines.

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

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2006	2005	Contribution	Contribution
Net interest income:
Banking	$56,235	$47,945	$8,290	17.3%
Premium finance	9,630	10,927	(1,297)	(11.9)
Tricom	919	942	(23)	(2.4)
Wealth management	369	646	(277)	(42.9)
Parent and inter-segment eliminations	(9,989)	(10,547)	558	(5.3)

Total net interest income	$57,164	$49,913	$7,251	14.5%

Non-interest income:
Banking	$10,498	$12,124	$(1,626)	(13.4)%
Premium finance	995	1,811	(816)	(45.1)
Tricom	1,154	1,015	139	13.7
Wealth management	11,736	8,816	2,920	33.1
Parent and inter-segment eliminations	4,342	614	3,728	607.2

Total non-interest income	$28,725	$24,380	$4,345	17.8%

Segment profit (loss):
Banking	$16,199	$15,143	$1,056	7.0%
Premium finance	4,649	6,024	(1,375)	(22.8)
Tricom	372	394	(22)	(5.6)
Wealth management	1,087	(424)	1,511	(356.4)
Parent and inter-segment eliminations	(3,294)	(5,464)	2,170	(39.7)

Total segment profit	$19,013	$15,673	$3,340	21.3%

Segment assets:
Banking	$8,329,232	$7,311,937	$1,017,295	13.9%
Premium finance	950,379	779,828	170,551	21.9
Tricom	54,688	45,859	8,829	19.3
Wealth management	65,650	73,057	(7,407)	(10.1)
Parent and inter-segment eliminations	(1,017,702)	(865,142)	(152,560)	17.6

Total segment assets	$8,382,247	$7,345,539	$1,036,708	14.1%

(9) Derivative Financial Instruments
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
In accordance with SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to SFAS 133 are reported in non-interest income. Derivative contracts are valued using the average fair values provided by the respective counterparties as well as two independent sources.

Interest Rate Swaps
The tables below identify the Company’s interest rate swaps at March 31, 2006 and December 31, 2005, which were entered into to economically hedge certain interest-bearing liabilities (dollars in thousands).

March 31, 2006
Issue	Notional	Fair	Receive	Pay	Maturity	Counterparty
Date	Amount	Value	Rate	Rate	Date	Call Option

Pay fixed, receive variable:
February 2005	$25,000	$400	7.85%	6.71%	April 2033	April 2008
February 2005	20,000	304	7.78%	6.40%	December 2033	December 2008
February 2005	40,000	636	7.58%	6.27%	May 2034	June 2009
February 2005	50,000	969	6.86%	5.68%	March 2035	March 2010
November 2002	25,000	1,150	4.82%	4.23%	October 2012	None
August 2005	40,000	769	6.43%	5.27%	September 2035	September 2010

Total	200,000	4,228

Receive fixed, pay variable:
November 2002	31,050	(1,084)	9.00%	7.84%	September 2028	Any time

Total	$231,050	$3,144

December 31, 2005
Issue	Notional	Fair	Receive	Pay	Maturity	Counterparty
Date	Amount	Value	Rate	Rate	Date	Call Option

Pay fixed, receive variable:
February 2005	$25,000	$(75)	7.40%	6.71%	April 2033	April 2008
February 2005	20,000	(362)	7.33%	6.40%	December 2033	December 2008
February 2005	40,000	(264)	7.13%	6.27%	May 2034	June 2009
February 2005	50,000	(671)	6.44%	5.68%	March 2035	March 2010
November 2002	25,000	598	4.41%	4.23%	October 2012	None
August 2005	40,000	(664)	5.98%	5.27%	September 2035	September 2010

Total	200,000	(1,438)

Receive fixed, pay variable:
November 2002	31,050	(371)	9.00%	6.35%	September 2028	Any time

Total	$231,050	$(1,809)

The Company does not enter into derivatives for purely speculative purposes. These interest rate swaps were entered into to economically hedge certain funding liabilities and are not accounted for as hedges pursuant to the requirements of SFAS 133. The changes in fair value are recognized in non-interest income. These fair value adjustments resulted in gains of $4.8 million in the first quarter of 2006 and $1.1 million in the first quarter of 2005. Additionally, the quarterly net cash settlements resulted in income of $522,000 in the first quarter of 2006 and $74,000 in the same period of 2005 and are also included in non-interest income.
The Company’s banking subsidiaries sometimes enter into interest rate swaps to change a specific loan yield from fixed to variable or vice versa. As of March 31, 2006, these swaps had an aggregate notional value of $6.3 million and were reflected by a derivative asset of $73,000 and a derivative liability of $84,000. These interest rate swaps are not documented as being in hedge relationships and are not reflected in the preceding table.

Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At March 31, 2006, the Company had approximately $184 million of interest rate lock commitments and $246 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $864,000 and a derivative liability of $764,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
The Company has also used interest rate caps to hedge cash flow variability of certain deposit products. However, no interest rate cap contracts were entered into in 2005 or in 2006 to date, and the Company had no interest rate cap contracts outstanding at March 31, 2006, December 31, 2005 or March 31, 2005.
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $1.8 million and $2.8 million in the first quarters of 2006 and 2005, respectively. There were no covered call options outstanding as of March 31, 2006, December 31, 2005 or March 31, 2005.
(10) Business Combinations
The Company completed two business combinations in the first quarter of 2005 which were accounted under the purchase method of accounting; thus, the results of operations prior to their respective effective dates were not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles and other fair value purchase accounting adjustments were recorded upon the completion of each acquisition.
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

(11) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2006	Acquired	Losses	2006
Banking	$173,640	$(146)	$—	$173,494
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	14,118	55	—	14,173
Parent and other	—	—	—	—

Total	$196,716	$(91)	$—	$196,625

The net decrease in the Banking segment’s goodwill in the first quarter of 2006 of approximately $146,000 primarily related to adjustments of prior estimates of fair values associated with the 2005 acquisition of FNBI and Antioch.
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
A summary of finite-lived intangible assets as of March 31, 2006, December 31, 2005 and March 31, 2005 and the expected amortization as of March 31, 2006 is as follows (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(2,173)	(2,071)	(1,732)

Net carrying amount	1,079	1,181	1,520

Banking segment:
Core deposit intangibles
Gross carrying amount	19,988	19,988	19,563
Accumulated amortization	(4,203)	(3,562)	(1,023)

Net carrying amount	15,785	16,426	18,540

Total other intangible assets, net	$16,864	17,607	20,060

Estimated amortization
Actual in 3 months ended March 31, 2006	$743
Estimated remaining in 2006	2,213
Estimated – 2007	2,423
Estimated – 2008	2,033
Estimated – 2009	1,873
Estimated – 2010	1,725
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s six bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $743,000 and $755,000 for the three months ended March 31, 2006 and 2005, respectively.

(12) Stock-Based Compensation Plans
On January 1, 2006, the Company adopted provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS 123R for all share-based payments granted after that date and for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”. Results for prior periods have not been restated.
Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method set forth in APB 25, as permitted by SFAS 123. The intrinsic value provides that compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. As a result, for periods prior to 2006, compensation expense was generally not recognized in the Consolidated Statements of Income for stock options. Compensation expense has always been recognized for restricted share awards ratably over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. Compensation cost charged against income related to restricted share awards was $1.5 million ($939,000 net of tax) in the first quarter of 2006 and $726,000 ($448,000 net of tax) in the first quarter of 2005.
As a result of adopting SFAS 123R on January 1, 2006, the Company recorded $1.4 million of compensation expense in the first quarter of 2006. Basic and diluted EPS for the three months ended March 31, 2006, would have been $0.83 and $0.79, respectively, if the Company had not adopted SFAS 123R, compared to the reported basic and diluted EPS of $0.79 and $0.76, respectively. On January 1, 2006, the Company reclassified $5.2 million of liabilities related to previously recognized compensation cost for restricted share awards that had not been vested as of that date to surplus as these awards represent equity awards as defined in SFAS 123R.
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income for the three months ended March 31, 2005.

Three Months Ending
(Dollars in thousands, except share data)	March 31, 2005

Net income
As reported	$15,673
Compensation cost of stock options based on fair value, net of related tax effect	(729)

Pro forma	$14,944

Earnings per share — Basic
As reported	$0.72
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)

Pro forma	$0.68

Earnings per share — Diluted
As reported	$0.68
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)

Pro forma	$0.65

The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. These assumptions are consistent with the provisions of SFAS 123R and the Company’s prior period pro forma disclosures of net income and earnings per share, including stock option expense. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. The risk-free interest rate is based on the U.S. Treasury curve. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

	Three Months Ended
	March 31, 2006	March 31, 2005
Expected dividend yield	0.5%	0.5%
Expected volatility	23.4%	23.6%
Risk-free rate	4.56%	4.20%
Expected option life (in years)	8.48	8.50

In general, the Company awards stock based compensation in the form of stock options and restricted shares, both pursuant to the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the Plan”). A summary of option activity under the Plan as of March 31, 2006, and changes for the three months then ended is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2006	3,019,482	$29.63
Granted	126,100	52.23
Exercised	(204,974)	16.46
Forfeited or canceled	(22,121)	50.03

Outstanding at March 31, 2006	2,918,487	$31.37	6.22	$78,512

Vested or expected to vest at March 31, 2006	2,779,777	$30.60	6.11	$76,936

Exercisable at March 31, 2006	1,752,857	$21.04	4.82	$65,266

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the first quarter of 2006 and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on March 31, 2006. This amount will change based on the fair market value of the Company’s stock.
The weighted average per share grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $19.88 and $20.42 respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $7.6 million and $3.5 million, respectively.
A summary of the restricted share award activity under the Plan as of March 31, 2006, and changes for the three months then ended is presented below:

		Weighted
		Average
	Common	Grant-Date
Restricted Shares	Shares	Fair Value

Outstanding at January 1, 2006	206,157	$53.55
Granted	134,515	51.98
Vested (shares issued)	(69,487)	53.59
Forfeited	(400)	52.24

Outstanding at March 31, 2006	270,785	$52.75

The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date. The weighted-average grant-date fair value of shares granted during the three months ended March 31, 2006 and March 31, 2005, was $51.98 and $54.08, respectively.
As of March 31, 2006, there was $27.3 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $5.8 million and $2.1 million, respectively.

Cash received from option exercises under the Plan for the three months ended March 31, 2006 and 2005 was $3.4 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.9 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.
(13) Earnings Per Share
The following table shows the computation of basic and diluted EPS for the periods indicated:

			For the Three Months
			Ended March 31,
(In thousands, except per share data)			2006	2005
Net income	(A	)	$19,013	$15,673

Average common shares outstanding	(B	)	24,056	21,831
Effect of dilutive potential common shares			956	1,215

Weighted average common shares and effect of dilutive potential common shares	(C	)	25,012	23,046

Net income per common share:
Basic	(A/B	)	$0.79	$0.72

Diluted	(A/C	)	$0.76	$0.68

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants, and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.
(14) Recent Accounting Developments
Effective January 1, 2006, the Company early-adopted Statement of Financial Accounting Standards 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires separately recognized servicing assets to be recorded at fair value upon the purchase of a servicing right or selling of a loan with servicing retained. SFAS 156 also permits entities to choose to either subsequently measure servicing rights at fair value and report changes in the fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income and assess them for impairment. The latter method results in recording servicing rights at lower of amortized cost or fair value. The Company has elected to subsequently measure its mortgage servicing rights at fair value. The adoption of SFAS 156 resulted in an increase in mortgage banking revenue of $296,000 in the first quarter of 2006, an increase in net income in the first quarter of approximately $183,000 (after tax expense) and an increase in the beginning balance of retained earnings by $1.1 million to reflect the excess of the fair value over the carrying value of the servicing rights as of the date of adoption, net of tax, as a cumulative-effect adjustment of the change in accounting.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of March 31, 2006, compared with December 31, 2005, and March 31, 2005, and the results of operations for the three month period ended March 31, 2006 and 2005 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of March 31, 2006, the Company’s community banking franchise consisted of 14 community banks (the “Banks”) with 64 locations. The Company developed its banking franchise through the de novo organization of nine banks (47 locations) and the purchase of six banks, one of which was merged into another of our banks, with 17 locations. The Company’s newest de novo bank, Old Plank Trail Bank, opened in March 2006. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $8.38 billion in total assets at March 31, 2006 from $7.35 billion in total assets at March 31, 2005, an increase of 14%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005
Old Plank Trail Bank	De novo	March, 2006

Following is a summary of the activity related to the expansion of the Company’s banking franchise since March 31, 2005:
2006 Banking Expansion Activity
•	De Novo bank opening:
➢ New Lenox, Illinois – de novo opening of Old Plank Trail Bank

➢ Frankfort, Illinois – branch location for Old Plank Trail Bank
•	New branch locations:
➢ Gurnee, Illinois – permanent location with drive-through replacing temporary location, a branch of Libertyville Bank
2005 Banking Expansion Activity
•	New branch locations:
➢ Downers Grove, Illinois – permanent location with drive-through replacing temporary location, a branch of Hinsdale Bank.

➢ Wales, Wisconsin – a branch of Town Bank

➢ Glen Ellyn, Illinois – a temporary branch location for Glen Ellyn Bank & Trust, a branch of Wheaton Bank

➢ Northbrook, Illinois – in West Northbrook, a branch of Northbrook Bank

➢ Beverly neighborhood of Chicago, Illinois – main bank permanent location with drive-through for Beverly Bank

➢ Buffalo Grove, Illinois – Buffalo Grove Bank & Trust, a branch of Northbrook Bank

➢ Lake Bluff, Illinois – drive-through facility added to existing bank office; a branch of Lake Forest Bank

➢ Barrington, Illinois – Northwest Highway branch of Barrington Bank
•	Branch Closure:
➢ Wayne Hummer Bank (a convenience facility in WHI’s downtown Chicago office), a branch of North Shore Bank
While committed to a continuing growth strategy, management’s ongoing focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the operating subsidiaries. One aspect of this strategy is to continue to pursue specialized earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks with significant market share and more established customer bases.
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $756 million in loan (premium finance receivables) volume in the first quarter of 2006, $680 million in the first quarter of 2005 and $2.7 billion in the calendar year 2005. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. FIFC sold approximately $100 million, or 13%, of the receivables generated in the first quarter of 2006 to an unrelated third party while retaining servicing rights. The Company began selling premium finance receivables to a third party in 1999. The Company’s strategy is to maintain its average loan-to-deposit ratio in the range of 85-90% as well as to be asset-driven. The sale of premium finance receivables provides the Company with a means to achieve both of these objectives. During the first quarter of 2006, the Company’s average loan-to-deposit ratio was 80%, below the target range. This was due to deposit growth at recently opened de novo locations exceeding expectations coupled with strong but slower loan origination growth at the Banks. As a result of the lower than targeted loan to deposit ratio, the Company sold less premium finance receivables during the quarter than in other recent quarters. In addition to recognizing gains on the sale of these receivables, the proceeds provide the Company with an additional source of liquidity. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.
As part of its continuing strategy to enhance and diversify its earning asset base and revenue stream, in May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in eleven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WestAmerica and the Banks to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be purchased by the Banks for their loan portfolios resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base. Mortgage banking activities are also performed by the Banks.
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
Wealth Management
Wintrust’s strategy also includes building and growing its wealth management business, which includes trust, asset management and securities brokerage services marketed primarily under the Wayne Hummer name. In February 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprised of Wayne Hummer Investments LLC (“WHI”), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company “WHAMC”) and Focused Investments LLC (“Focused”), each based in the Chicago area. To further augment its wealth management business, in February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor. LFCM was merged into WHAMC.

WHAMC, a registered investment advisor, provides money management and advisory services to individuals and institutional municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans. In addition, WHAMC is investment advisor for the PathMaster Domestic Equity Fund a mutual fund that became effective in December 2005. The PathMaster Fund is a quantitatively based fund that employs a variety of fundamental investment analytical factors in allocating its holdings of exchange traded funds according to the underlying securities’ size and style categorization.
WHI, a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. Although headquartered in downtown Chicago, WHI also operates an office in Appleton, Wisconsin as well as in 18 of the Company’s banking locations in Illinois and Wisconsin. Focused, a NASD member broker/dealer, is a wholly-owned subsidiary of WHI and provides a full range of investment services to clients through a network of relationships with unaffiliated community-based financial institutions located primarily in Illinois.
In September 1998, the Company formed a trust subsidiary to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. The trust subsidiary, originally named Wintrust Asset Management Company, was renamed Wayne Hummer Trust Company (“WHTC”) in May 2002, to bring together the Company’s wealth management subsidiaries under a common brand name. In addition to offering trust administrative services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. WHAMC serves as the investment advisor to WHITC’s clients.
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
WHTC	$704,006	$658,753	$628,383
WHAMC (1)	837,042	823,409	836,171
WHAMC’s proprietary mutual funds	5,798	161,568	173,552
WHI — brokerage assets in custody	5,400,000	5,300,000	5,000,000

(1)	Excludes the proprietary mutual funds managed by WHAMC
At the time of the Company’s acquisition of the Wayne Hummer Companies, WHAMC was advisor to a family of mutual funds known as the Wayne Hummer funds. In 2006 WHAMC sold the last of these funds, the Wayne Hummer Growth Fund, and realized a gain of approximately $2.4 million on the sale. Wayne Hummer will focus its mutual fund efforts on the PathMaster Fund and similar funds and separately managed mutual fund products currently under consideration.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2006, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	March 31, 2006	March 31, 2005	Change
Net income	$19,013	$15,673	21%
Net income per common share — Diluted	0.76	0.68	12

Net revenue (1)	85,889	74,293	16
Net interest income	57,164	49,913	15

Net interest margin (5)	3.12%	3.21%	(9	)bp
Core net interest margin (2) (5)	3.33	3.42	(9)
Net overhead ratio (3)	1.27	1.39	(12)
Efficiency ratio (4) (5)	63.16	64.75	(159)
Return on average assets	0.94	0.91	3
Return on average equity	12.08	13.24	(116)

At end of period
Total assets	$8,382,247	$7,345,539	14%
Total loans	5,435,317	4,858,724	12
Total deposits	6,882,487	5,926,085	16
Long-term debt — trust preferred securities	230,416	209,963	10
Total shareholders’ equity	652,887	562,215	16

Book value per common share	26.94	23.98	12
Market price per common share	58.17	47.09	24

Allowance for credit losses to total loans	0.75%	0.81%	(6	)bp
Non-performing assets to total assets	0.32	0.35	(3)

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term debt – trust preferred securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
(A) Interest income (GAAP)	$120,297	$87,322
Taxable-equivalent adjustment:
— Loans	130	153
— Liquidity management assets	281	147
— Other earning assets	2	6

Interest income — FTE	$120,710	$87,628
(B) Interest expense (GAAP)	63,133	37,409

Net interest income — FTE	$57,577	$50,219

(C) Net interest income (GAAP) (A minus B)	$57,164	$49,913

Net interest income — FTE	$57,577	$50,219
Add: Interest expense on long-term debt — trust preferred securities, net (1)	3,995	3,314

Core net interest income — FTE (2)	$61,572	$53,533

(D) Net interest margin (GAAP)	3.09%	3.18%
Net interest margin — FTE	3.12%	3.21%
Core net interest margin — FTE (2)	3.33%	3.42%

(E) Efficiency ratio (GAAP)	63.47%	65.02%
Efficiency ratio — FTE	63.16%	64.75%

(1)	Interest expense from the Long-term debt – trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Critical Accounting Policies
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Critical accounting policies inherently have greater complexity and greater reliance on the use of estimates, assumptions and judgments than other accounting policies, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management currently views critical accounting policies to include the determination of the allowance for loan losses and the allowance for lending-related commitments, the valuation of the retained interest in the premium finance receivables sold, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and the accounting for income taxes as the areas that are most complex and require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 72 of the Company’s Annual Report to shareholders for the year ended December 31, 2005.
Net Income
Net income for the quarter ended March 31, 2006 totaled $19.0 million, an increase of $3.3 million, or 21%, over the $15.7 million recorded in the first quarter of 2005. On a per share basis, net income for the first quarter of 2006 totaled $0.76 per diluted common share, an increase of $0.08 per share, or 12%, as compared to the 2005 first quarter total of $0.68 per diluted common share. The return on average equity for the first quarter of 2005 was 12.08%, compared to 13.24% for the prior year quarter.
The lower growth rate in the earnings per share as compared to net income for the first quarter of 2006 compared to the same quarter in 2005 is due primarily to increases in the average number of common shares outstanding. The increase in the number of common shares outstanding was due primarily from the issuance of 1.0 million new shares in late March 2005 in partial settlement of the Company’s forward sale agreement with RBC Capital Markets Corporation and 595,123 new shares in late March 2005 in connection with the acquisition of First Northwest Bancorp, Inc.
Wintrust has acquired two operating companies since January 2005; State Bank of The Lakes (effective January 1, 2005) and First Northwest Bank (effective March 31, 2005). The results of operations of each of these entities have been included in Wintrust’s results of operations since their respective acquisition dates.

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended March 31, 2006 totaled $57.6 million, an increase of $7.4 million, or 15%, as compared to the $50.2 million recorded in the same quarter of 2005. In the first quarter of 2006, average loans, the highest yielding component of the earning asset base, represented 72% of total earning assets and increased 586 million, or 12%, over the first quarter of 2005. This increase is primarily attributable to increases in the Company’s earning asset base. Average loans in the first quarter of 2006 increased $586 million, or 12%, over the first quarter of 2005 and $82 million, or 6%, on an annualized basis, over the fourth quarter of 2005. The table on page 28 presents a summary of the dollar amount of changes in tax-equivalent net interest income attributable to changes in the volume of earning assets and changes in the rates earned and paid during the first quarter of 2006 compared to the same period of 2005 as well as the fourth quarter of 2005.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2006 as compared to the first quarter of 2005 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2006			March 31, 2005
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$2,060,242	$23,456	4.62%	$1,501,675	$14,755	3.98%
Other earning assets (2) (3)(8)	31,818	473	5.94	34,119	441	5.24
Loans, net of unearned income (2) (4) (8)	5,408,010	96,781	7.26	4,822,149	72,432	6.09

Total earning assets (8)	$7,500,070	$120,710	6.53%	$6,357,943	$87,628	5.59%

Allowance for loan losses	(41,629)			(38,295)
Cash and due from banks	127,868			136,256
Other assets	653,568			542,611

Total assets	$8,239,877			$6,998,515

Interest-bearing deposits	$6,202,123	$54,282	3.55%	$5,005,533	$28,972	2.35%
Federal Home Loan Bank advances	356,655	3,280	3.73	297,732	2,568	3.50
Notes payable and other borrowings	85,889	654	3.09	300,850	1,779	2.40
Subordinated notes	50,000	801	6.41	50,000	679	5.43
Long-term debt — trust preferred securities	230,431	4,116	7.15	204,659	3,411	6.67

Total interest-bearing liabilities	$6,925,098	$63,133	3.69%	$5,858,774	$37,409	2.59%

Non-interest bearing deposits	595,322			535,201
Other liabilities	81,189			124,516
Equity	638,268			480,024

Total liabilities and shareholders’ equity	$8,239,877			$6,998,515

Interest rate spread (5) (8)			2.84%			3.00%
Net free funds/contribution (6)	$574,972		0.28	$499,169		0.21

Net interest income/Net interest margin (8)		$57,577	3.12%		$50,219	3.21%

Core net interest margin (7) (8)			3.33%			3.42%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended March 31, 2006 and 2005 were $413,000 and $306,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2006 as compared to the fourth quarter of 2005 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2006			December 31, 2005
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$2,060,242	$23,456	4.62%	$1,969,837	$21,495	4.33%
Other earning assets (2) (3)(8)	31,818	473	5.94	19,370	246	5.07
Loans, net of unearned income (2) (4) (8)	5,408,010	96,781	7.26	5,326,344	93,156	6.94

Total earning assets (8)	$7,500,070	$120,710	6.53%	$7,315,551	$114,897	6.23%

Allowance for loan losses	(41,629)			(42,152)
Cash and due from banks	127,868			130,480
Other assets	653,568			630,220

Total assets	$8,239,877			$8,034,099

Interest-bearing deposits	$6,202,123	$54,282	3.55%	$6,006,384	$49,080	3.24%
Federal Home Loan Bank advances	356,655	3,280	3.73	346,601	3,168	3.63
Notes payable and other borrowings	85,889	654	3.09	90,143	625	2.75
Subordinated notes	50,000	801	6.41	50,000	754	5.91
Long-term debt — trust preferred securities	230,431	4,116	7.15	230,472	3,945	6.70

Total interest-bearing liabilities	$6,925,098	$63,133	3.69%	$6,723,600	$57,572	3.39%

Non-interest bearing deposits	595,322			620,402
Other liabilities	81,189			73,470
Equity	638,268			616,627

Total liabilities and shareholders’ equity	$8,239,877			$8,034,099

Interest rate spread (5) (8)			2.84%			2.84%
Net free funds/contribution (6)	$574,972		0.28	$591,951		0.27

Net interest income/Net interest margin (8)		$57,577	3.12%		$57,325	3.11%

Core net interest margin (7) (8)			3.33%			3.32%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarter ended March 31, 2006 was $413,000 and for the quarter ended December 31, 2005 was $332,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the first quarter of 2006 the net interest margin was 3.12%, an increase of one basis point when compared to the net interest margin of 3.11% in fourth quarter of 2005 and a decrease of nine basis points when compared to the first quarter of 2005. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term debt — trust preferred securities, was 3.33% for the first quarter of 2006, 3.32% for the fourth quarter of 2005 and 3.42% for the first quarter of 2005.

The net interest margin declined nine basis points in the first quarter of 2006 compared to the first quarter of 2005 as the yield on earning assets increased by 94 basis points, the rate paid on interest-bearing liabilities increased by 110 basis points and the contribution from net free funds increased by seven basis points. The earning asset yield improvement in the first quarter of 2006 compared to the first quarter of 2005 was primarily attributable to a 117 basis point increase in the yield on loans. The higher loan yield is reflective of the interest rate increases effected by the Federal Reserve Bank offset by continued competitive loan pricing pressures. The interest-bearing liability rate increase of 110 basis points was due to higher costs of retail deposits as rates have generally risen in the past 12 months, continued competitive pricing pressures on fixed-maturity time deposits in most markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition. The interest margin in the first quarter of 2006 remained essentially unchanged when compared to the fourth quarter of 2005 as the net interest margin in the last four quarters has been hampered by the loan-to-deposit ratio falling below the Company’s targeted range of 85% to 90% causing a heavier reliance over the past year on lower yielding liquidity management assets. The average loan-to-average deposit ratio was 79.6% in the first quarter of 2006, 80.4% in the fourth quarter of 2005, and 87.0% in the first quarter of 2005. As a result of the increase in deposits in the first quarter of 2006 of 9% and 16% as compared to the fourth quarter of 2005 and the first quarter of 2005, respectively, the Company chose to retain a larger portion of premium finance receivables on its books that it typically sells to a third party. While lower sales of premium finance receivables reduced the gain recognized in the first quarter of 2006, retaining these higher yielding assets on the books benefits profitability in future quarters. Average liquidity management assets continue to comprise a larger portion of total average earning assets as a result of the lower loan growth in the past four quarters. However, this heavier reliance on lower yielding liquidity management assets has compressed net interest margin levels from higher historical levels. In order to mitigate the effect on net interest margin from the increase in liquidity management assets relative to total earning assets, approximately $99 million of additional corporate notes and other debt securities were purchased in the first quarter of 2006, at higher interest rates than other securities in the Company’s investment portfolio.
The yield on total earning assets for the first quarter of 2006 was 6.53% as compared to 5.59% in the first quarter of 2005. The increase of 94 basis points from the first quarter of 2005 resulted primarily from the rising interest rate environment in the last 21 months offset by the effects of a flattening yield curve. The first quarter 2006 yield on loans was 7.26%, a 117 basis point increase when compared to the prior year first quarter yield of 6.09%. Compared to the fourth quarter of 2005, the yield on earning assets increased 30 basis points primarily as a result of a 32 basis point increase in the yield on total loans and a 29 basis point increase in the yield on liquidity management assets.
The rate paid on interest-bearing deposits increased to 3.55% in the first quarter of 2006 as compared to 3.24% in the fourth quarter of 2005 and 2.35% in the first quarter of 2005. The rate paid on wholesale funding, consisting of Federal Home Loan Bank advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 4.93% in the first quarter of 2006 compared to 4.66% in the fourth quarter of 2005 and 3.98% in the first quarter of 2005 as a result of higher short-term funding and higher trust-preferred borrowings costs. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage its capital, manage its interest rate risk position and for general corporate purposes.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the periods shown:

	First Quarter	First Quarter
	of 2006	of 2006
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2005	of 2005
Tax-equivalent net interest income for comparative period	$50,219	$57,325
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	8,817	930
Change due to interest rate fluctuations (rate)	(1,459)	596
Change due to number of days in each period	—	(1,274)

Tax-equivalent net interest income for the period Ended March 31, 2006	$57,577	$57,577

Non-interest Income
For the first quarter of 2006, non-interest income totaled $28.7 million and increased $4.3 million, or 18%, compared to the first quarter of 2005. The increase was primarily attributable to an increase in trading income recognized on interest rate swaps and a gain on the sale of the Wayne Hummer Growth Fund, offset by lower levels of mortgage banking revenue, fees from covered call option transactions and a lower gain on sales of premium finance receivables.
Non-interest income as a percentage of net revenue was 33% in the first quarters of 2006 and 2005. The Company uses this as a measuring stick as it works towards balancing the mix of net interest income and non-interest income.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2006	2005	Change	Change
Brokerage fees	$5,175	$5,521	$(346)	(6.3)%
Trust and asset management	4,962	2,423	2,539	104.8

Total wealth management	10,137	7,944	2,193	27.6

Mortgage banking	5,110	6,527	(1,417)	(21.7)
Service charges on deposit accounts	1,698	1,339	359	26.8
Gain on sale of premium finance receivables	995	1,656	(661)	(39.9)
Administrative services	1,154	1,015	139	13.7
Gains on available-for-sale securities, net	80	—	80	NM
Other:
Fees from covered call options	1,805	2,753	(948)	(34.4)
Trading income — net cash settlement of swaps	522	74	448	605.4
Trading income — change in fair market value	4,915	1,070	3,845	359.3
Bank Owned Life Insurance	630	599	31	5.2
Miscellaneous	1,679	1,403	276	19.7

Total other	9,551	5,899	3,652	61.9

Total non-interest income	$28,725	$24,380	$4,345	17.8%

NM — data not meaningful
Wealth management is comprised of the trust and asset management revenue of Wayne Hummer Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at Wayne Hummer Investments, Wayne Hummer Asset Management Company and Focused Investments. Wealth management totaled $10.1 million in the first quarter of 2006, a $2.2 million increase from the $7.9 million recorded in the first quarter of 2005. Trust and asset management revenue in the first quarter of 2006 includes a $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund. Revenue from retail brokerage trading in the debt and equity markets decreased $346,000 compared to the first quarter of 2005; however, this revenue source increased $390,000 in the first quarter of 2006 compared to the fourth quarter of 2005. This follows an increase of $331,000 in the fourth quarter of 2005 compared to the third quarter of 2005. In the third quarter of 2005, Wayne Hummer Investments converted from self-clearing to an out-sourced securities clearing platform. The Company anticipates the continued recognition of revenue enhancements and cost savings as a result of this conversion. Brokerage fees are impacted by trading volumes and trust and asset management fees are affected by the valuations of the equity securities under management. Wintrust’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream. Total assets under management and/or administration by WHTC and WHAMC were $1.5 billion at March 31, 2006 and $1.6 billion at December 31, 2005 and March 31, 2005. The Wayne Hummer Growth Fund, which was managed by WHAMC and sold during the first quarter of 2006, had total assets of $162 million at December 31, 2005.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended March 31, 2006, this revenue source totaled $5.1 million, a decrease of $1.4 million, or 22%, when compared to the first quarter of 2005. Mortgage banking revenue was negatively impacted by the current interest rate environment and will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing rate environment may further negatively impact mortgage banking production and revenue. The Company adopted Statement of Financial Accounting Standards 156: Accounting for Servicing of Financial Assets -

An Amendment of FASB Statement No. 140 (“SFAS 156”) as of January 1, 2006. SFAS 156 requires separately recognized servicing assets, in the Company’s case capitalized mortgage servicing rights (“MSRs”), to be recorded at fair value upon the purchase of a servicing right or selling of a loan with servicing retained. SFAS 156 also permits entities to choose to either subsequently measure MSRs at fair value and report changes in the fair value in earnings or amortize MSRs in proportion to and over the estimated net servicing income and assess them for impairment. The latter method results in recording MSRs at lower of amortized cost or fair value. The Company has elected to subsequently measure MSRs at fair value. The adoption of SFAS 156 resulted in an increase in mortgage banking revenue of $296,000 in the first quarter of 2006, an increase in net income in the first quarter of approximately $183,000 (after tax expense) and an increase in the beginning balance of retained earnings by $1.1 million (to reflect the excess of the fair value over the carrying value of the MSRs at the date of adoption, net of tax, as a cumulative-effect adjustment of the change in accounting.) At March 31, 2006, the Company serviced approximately $511 million of mortgage loans for others. The fair value of the MSRs related to such loans totaled $5.5 million and is included in “accrued interest receivable and other assets” on the Consolidated Statements of Condition. Additionally in the first quarter of 2006 income recorded to recognize the fair value of mortgage banking derivatives (primarily rate lock commitments and commitments to sell such loans to end investors) decreased by $637,000 when compared to the first quarter of 2005.
Service charges on deposit accounts totaled $1.7 million for the first quarter of 2006, an increase of $359,000, or 27%, when compared to the same quarter of 2005. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
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
In the first quarter of 2006, the Company sold $100 million of premium finance receivables to a third party and recognized gains of $995,000 related to this activity, compared with $1.7 million of recognized gains in the first quarter of 2005 on sales of $146 million. Recognized gains related to this activity are significantly influenced by the spread between the yield on the loans sold and the rate passed on to the purchaser. The yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This interest rate spread averaged 3.24% in the first quarter of 2006, compared to an average of 3.74% in the first quarter of 2005. The spreads narrowed as yields on the premium finance receivables have not risen commensurately with increases in short term rates. The lower amount of gain recognized in the first quarter of 2006 compared to the prior year quarter, was primarily due to the lower volume of loans sold and lower interest rate spread on the loans sold. The Company continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the terms of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as adjustments to the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the first quarter of 2006, clean up calls resulted in increased gains (primarily from reversing the remaining balances of the related liability for the Company’s recourse obligation related to the loans) of approximately $27,000, compared to $47,000 in the first quarter of 2005. Credit losses were estimated at 0.15% of the estimated average balance for loans sold in the first quarter of 2006, compared to an estimate of 0.25% for loans sold in the quarter of 2005. The decrease in estimated credit losses was warranted due to a lower level of non-performing premium finance receivables and a low level of net charge-offs in the overall premium finance receivables portfolio. (See

“Allowance for Credit Losses” section later in this report for more details.) The estimated average terms of the loans during the first quarters of 2006 and 2005 and were approximately 9 months and 8 months, respectively. The applicable discount rate used in determining gains related to this activity was unchanged during 2005 and 2006.
At March 31, 2006, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $221 million. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At March 31, 2006, the recourse obligation carried in other liabilities was approximately $207,000.
Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first quarters of 2006 and 2005 for premium finance receivables sold and serviced for others, totaled $77,000 and $43,000, respectively. At March 31, 2006, non-performing loans related to this sold portfolio were approximately $2.1 million, or 0.94%, of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
Wintrust has a strategy of targeting its average loan-to-deposit ratio in the range of 85-90%. During the first quarter of 2006, the ratio was approximately 80%. In the short-term, the ratio was slightly below the targeted range as deposit growth at recently opened de novo branches and acquired banks was very strong and loan originations at the Banks were slightly slower than expected as the Company chose not to compromise on underwriting standards when competing for loan balances. Consistent with the Company’s strategy to be asset-driven and the liquidity benefits of selling a portion of the premium finance receivables originated, it is probable that similar sales of premium finance receivables will occur in the future.
The administrative services revenue contributed by Tricom added $1.2 million to total non-interest income in the first quarter of 2006, an increase of $139,000 from the first quarter of 2005. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category.
Fees from covered call option transactions were $1.8 million in the first quarter of 2006, reflecting a decrease of $948,000 from the $2.8 million recognized in the first quarter of 2005. As the Company strives to write these call options at strike prices near the historical cost basis of the underlying securities, adjusted for amortization/accretion, the increase in market interest rates in the first quarter of 2006 resulted in unrealized losses in the securities and the realization of less premium for options written against such securities. During the first quarter of 2006, call option contracts were written against $863 million of underlying securities compared to $637 million in the first quarter of 2005. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at March 31, 2006, December 31, 2005 or March 31, 2005.
The Company recognized trading income related to interest rate swaps not designated in hedge relationships and the trading account assets of its broker-dealers. Trading income recognized for the net cash settlement of swaps is income that would have been recognized regardless of whether the swaps were designated in hedging relationships. However, in the absence of hedge accounting, the net cash settlement of the swaps is included in trading income rather than net interest income. This component increased $448,000 in the first quarter of 2006 compared to the first quarter of 2005. The trading income recognized as part of the change in fair market value is almost entirely related to the interest rate swaps as the fair market value of the rate swaps increased as rates have risen since December 31, 2005. This accounted for $3.8 million of the increase in the first quarter of 2006 compared to the first quarter of 2005.
Bank Owned Life Insurance (“BOLI”) income totaled $630,000 in the first quarter of 2006 and $599,000 in the same period of 2005. This income represents adjustments to the cash surrender value of BOLI policies. The Company originally purchased $41.1 million of BOLI in 2002 to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executives’ employment contracts. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of The Lakes when Wintrust acquired the bank in January 2005. As of March 31, 2006, the Company’s recorded investment in BOLI was $71.3 million.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.7 million in the first quarter of 2006 and $1.4 million in the first quarter of 2005.
Non-interest Expense
Non-interest expense for the first quarter of 2006 totaled $54.5 million and increased $6.2 million, or 13%, from the first quarter 2005 total of $48.3 million. The increase in non-interest expense reflects the continued growth and expansion of the Banks with additional branches, the acquisition of FNBI (effective acquisition date of March 31, 2005) and the growth in the premium finance business. In the past 15 months, Wintrust added or expanded 21 banking locations, which resulted in increases in most categories of non-interest expense. Salaries and employee benefits, equipment, occupancy and marketing expenses are directly impacted by the addition and/or expansion of banking locations. Since March 31, 2005, total loans and total deposits increased 12% and 16%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base. Despite the increase in non-interest expense, the Company’s efficiency ratio improved to 63.16% for the first three months of 2006, compared to 64.75% for the same period of 2005.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2006	2005	Change	Change
Salaries and employee benefits	$33,478	$29,463	$4,015	13.6%
Equipment	3,174	2,749	425	15.5
Occupancy, net	4,668	3,840	828	21.6
Data processing	1,859	1,715	144	8.4
Advertising and marketing	1,120	994	126	12.7
Professional fees	1,436	1,469	(33)	(2.2)
Amortization of other intangible assets	743	755	(12)	(1.6)
Other:
Commissions — 3rd party brokers	1,092	1,012	80	7.9
Postage	886	905	(19)	(2.1)
Stationery and supplies	789	832	(43)	(5.2)
Miscellaneous	5,215	4,570	645	14.1

Total other	7,982	7,319	663	9.1

Total non-interest expense	$54,460	$48,304	$6,156	12.7%

Salaries and employee benefits comprised 61% of total non-interest expense in the first quarter of 2006 as well as in the first quarter of 2005. Salaries and employee benefits totaled $33.5 million for the first quarter of 2006, an increase of $4.0 million, or 14%, compared to the prior year’s first quarter total of $29.5 million. Of this $4.0 million increase, $1.4 million was due to the adoption of SFAS 123R in the first quarter of 2006. See Note 12, Stock-Based Compensation Plans, of the Financial Statements presented under Item 1 of this report for additional information on the adoption of SFAS 123R. The balance of the increase was attributable to year-end salary adjustments, increases in employee benefits expense and the general growth and development of the banking franchise.
Occupancy expense for the first quarter of 2006 was $4.7 million, an increase of $828,000, or 22%, compared to the same period of 2005. Occupancy expense increased primarily as a result of adding and/or expanding 21 banking locations during the past 15 months.

Commissions paid to third party brokers represent the commissions paid on revenue generated by Focused through its network of unaffiliated banks.
Other categories of non-interest expense, including equipment expense, data processing, advertising and marketing and other, increased in the first quarter of 2006 over the first quarter of 2005. These increases are noted in the preceding table of non-interest expense and are due primarily to the general growth and expansion of the banking franchise. The percentage increase in each of these categories is in line with the 12% increase in total loans and 16% increase in total deposits over the last twelve months.
Income Taxes
The Company recorded income tax expense of $10.9 million for the three months ended March 31, 2006 compared to $9.1 million for the same period of 2005. The effective tax rate was 36.4% and 36.7% in the first quarter of 2006 and 2005, respectively.

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
The banking segment’s net interest income for the quarter ended March 31, 2006 totaled $56.2 million as compared to $47.9 million for the same period in 2005, an increase of $8.3 million, or 17%. This increase resulted from average total earning asset growth of $1.1 billion offset by the effect of a 9 basis point decrease in net interest margin. The banking segment’s non-interest income totaled $10.5 million in the first quarter of 2006, a decrease of $1.6 million, or 13%, when compared to the first quarter of 2005 total of $12.1 million. The decrease in non-interest income is primarily a result of a lower level of mortgage banking revenue and lower level of fees from covered call options. The banking segment’s net income for the quarter ended March 31, 2006 totaled $16.2 million, an increase of $1.1 million, or 7%, as compared to the first quarter of 2005 total of $15.1 million.
Net interest income for the premium finance segment totaled $9.6 million for the quarter ended March 31, 2006, a decrease of $1.3 million, or 12%, compared to the $10.9 million in the same period in 2005. This segment was negatively impacted by both competitive asset pricing pressures and higher variable funding costs over the last twelve months. The premium finance segment’s non-interest income totaled $1.0 million and $1.8 million for the quarters ended March 31, 2006, and 2005, respectively. Non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Wintrust sold $100 million of premium finance receivables to an unrelated third party financial institution in the first quarter of 2006 and $146 million in the first quarter of 2005. Net after-tax profit of the premium finance segment totaled $4.6 million and $6.0 million for the quarters ended March 31, 2006 and 2005, respectively.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $919,000 in the first quarter of 2006, down approximately $23,000 when compared to the $942,000 reported for the same period in 2005. Increasing sales penetration helped offset the effects of competitive pricing pressures, causing the administrative services revenues in the first quarter of 2006 to increase $139,000 over the first quarter of 2005. The segment’s net income was $372,000 in the first quarter of 2006 compared to $394,000 in the same quarter in 2005.
The wealth management segment reported net interest income of $369,000 for the first quarter of 2006 compared to $646,000 in the same quarter of 2005. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of a portion of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks. The allocated net interest income included in this segment’s profitability was $148,000 ($91,000 after tax) in the first quarter of 2006 and $302,000 ($186,000 after tax) in the first quarter of 2005. Rising short-term interest rates, coupled with the flattening of the yield curve, have diminished the portion of the contribution from these funds allocated to the wealth management segment. This segment recorded non-interest income of $11.7 million for the first quarter of 2006 as compared to $8.8 million for the first quarter of 2005, an increase of $2.9 million or 33%. This increase was primarily related to a $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund. The wealth management segment’s net income totaled $1.1 million for the first quarter of 2006 compared to a loss of $424,000 for the first quarter of 2005.

FINANCIAL CONDITION
Total assets were $8.4 billion at March 31, 2006, representing an increase of $1.0 billion, or 14%, over $7.3 billion at March 31, 2005. The increase in total assets in this period is primarily a result of the addition of new Bank locations and the expansion of existing locations. Total assets at March 31, 2006, increased $205 million, or 10% on an annualized basis, since December 31, 2005. Total funding, which includes deposits, all notes and advances, including the Long-term debt-trust preferred securities, was $7.7 billion at March 31, 2006, representing an increase of $946 million, or 14%, over the March 31, 2005 reported amounts. Total funding at March 31, 2006, increased $180 million, or 10% on an annualized basis, since December 31, 2005. See Notes 3-7 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2006		December 31, 2005		March 31, 2005
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$3,193,336	43%	$3,132,219	43%	$2,657,906	42%
Home equity	621,154	8	620,687	9	602,109	9
Residential real estate (1)	347,163	5	384,216	5	378,800	6
Premium finance receivables	913,198	12	843,967	12	861,240	14
Indirect consumer loans	205,102	3	203,130	3	188,938	3
Tricom finance receivables	43,567	—	44,704	—	29,950	—
Other loans	84,490	1	97,421	1	103,206	2

Total loans, net of unearned income	$5,408,010	72%	$5,326,344	73%	$4,822,149	76%
Liquidity management assets (2)	2,060,242	28	1,969,837	27	1,501,675	24
Other earning assets (3)	31,818	—	19,370	—	34,119	—

Total average earning assets	$7,500,070	100%	$7,315,551	100%	$6,357,943	100%

Total average assets	$8,239,877		$8,034,099		$6,998,515

Total average earning assets to total average assets		91%		91%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the first quarter of 2006 increased $1.1 billion, or 18%, to $7.5 billion, compared to the first quarter of 2005. The ratio of total average earning assets as a percent of total average assets remained consistent at 91% for each of the quarterly periods shown in the above table.
Total average loans during the first quarter of 2006 increased $586 million, or 12%, over the previous year first quarter. Average commercial and commercial real estate loans increased 20%, in the first quarter of 2006 compared to the average balances in the first quarter of 2005. Average total loans increased $82 million, or 6% on an annualized basis, over the average balance in the fourth quarter of 2005. The acquisition of State Bank of The Lakes (effective January 1, 2005), contributed approximately $254 million to average total loans in the first quarter of 2005, while the loans from the First Northwest Bank acquisition (effective March 31, 2005) had no impact on the Company’s first quarter of 2005 average loan balances.

Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on deposit inflows and outflows, the level of other funding sources and loan demand. At December 31, 2005, approximately $118 million of available-for-sale securities were called and settled in early January 2006. These securities were classified in the balance sheet as other assets at each period end as they represented amounts due from brokers. There were no securities called during the first quarter of 2006.
Other earning assets in the table include brokerage customer receivables and trading account securities at WHI. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. In the third quarter of 2005 WHI completed the conversion to an out-sourced securities clearing platform, and for approximately three months after conversion no brokerage receivables remained at WHI as they became receivables of the out-sourced securities clearing firm. During the fourth quarter of 2005 brokerage customer receivables were brought back as an earning asset as WHI elected to self fund margin accounts. Average balances in customer brokerage receivables decreased $738,000 and $13 million as compared to the first quarter of 2005 and fourth quarter of 2005, respectively.
WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.
Deposits
Total deposits at March 31, 2006, were $6.9 billion and increased $956 million, or 16%, compared to total deposits at March 31, 2005. See Note 5 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2006		December 31, 2005		March 31, 2005
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$595,322	9%	$620,402	9%	$535,201	10%
NOW accounts	714,361	11	710,441	11	645,501	12
Wealth management deposits	425,528	6	418,220	6	395,840	7
Money market accounts	602,217	9	643,405	10	642,802	11
Savings accounts	306,545	4	304,120	5	277,706	5
Time certificates of deposit	4,153,472	61	3,930,198	59	3,043,684	55

Total average deposits	$6,797,445	100%	$6,626,786	100%	$5,540,734	100%

Total average deposits for the first quarter of 2006 were $6.8 billion, an increase of $1.3 billion, or 23%, over the first quarter of 2005 and an increase of $171 million, or 10% on an annualized basis, over the fourth quarter of 2005. During the first quarter of 2005, Wintrust acquired State Bank of The Lakes, with an effective acquisition date of January 1, 2005, with total deposits of $367 million and First Northwest Bank, on March 31, 2005, with total deposits of $222 million.
Wealth management deposits represent balances from brokerage customers of WHI and trust and asset management customers of WHTC on deposit at the Company’s Banks. Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the Banks as well as other investments suitable for banks.

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
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $723 million in the first quarter of 2006, a decrease of $130 million compared to the first quarter of 2005 average balance of $853 million, and an increase of $6 million compared to the fourth quarter 2005 average balance of $717 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Notes payable	$1,000	$1,000	$38,000
Federal Home Loan Bank advances	356,655	346,601	297,732

Other borrowings:
Federal funds purchased	2,980	8,368	41,738
Securities sold under repurchase agreements	79,664	77,282	216,430
Wayne Hummer Companies borrowings	—	1,215	—
Other	2,245	2,278	4,682

Total other borrowings	84,889	89,143	262,850

Subordinated notes	50,000	50,000	50,000
Long-term debt — trust preferred securities	230,431	230,473	204,527

Total other funding sources	$722,975	$717,217	$853,109

Notes payable represents the average amount outstanding on the Company’s $51.0 million revolving loan agreement with an unaffiliated bank. In the first quarter of 2005, the Company used this borrowing facility as a temporary source of funds for the cash consideration paid in connection with the acquisitions of Antioch and FNBI. The balance of notes payable as of March 31, 2006, was $1.0 million.
In August 2005, the Company issued $40.0 million of trust preferred securities through Wintrust Capital Trust VIII and redeemed $20.0 million of trust preferred securities previously issued through Wintrust Capital Trust II, resulting in an increase in average long-term debt – trust preferred securities in the fourth quarter of 2005 as compared to the first quarter of 2005.
See Notes 6 and 7 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources.
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2006 as compared to December 31, 2005.

Shareholders’ Equity
Total shareholders’ equity was $652.9 million at March 31, 2006 and increased $90.7 million since March 31, 2005 and $25.0 million since the end of 2005. Significant increases from December 31, 2005, include the retention of $15.6 million of earnings (net income of $19.0 million less dividends of $3.4 million), $8.1 million from the adoption of SFAS 123(R), $6.2 million from the issuance of shares of the Company’s common stock and related tax benefit pursuant to various stock compensation plans and $1.1 million from the cumulative-effect adjustment of the change in accounting for MSRs pursuant to SFAS 156 Increases in unrealized net losses from available-for-sale securities, net of tax, decreased shareholders’ equity $6.8 million from December 31, 2005.
The annualized return on average equity for the three months ended March 31, 2006 was 12.08%, compared to 13.24% for the first quarter of 2005.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31,	December 31,	March 31,
	2006	2005	2005
Leverage ratio	8.6%	8.3%	8.4%
Tier 1 capital to risk-weighted assets	10.5	10.3	9.6
Total capital to risk-weighted assets	11.9	11.9	11.3
Total average equity-to-total average assets *	7.7	7.7	6.9

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

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
On January 26, 2006, Wintrust declared a semi-annual cash dividend of $0.14 per common share. In January and July 2005, Wintrust declared semi-annual cash dividends of $0.12 per common share. The dividend payout ratio (annualized) was 9.1% for the first quarter of 2006 and 8.7% for the first quarter of 2005. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
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

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$40,283	$34,227

Provision for credit losses	1,536	1,231

Allowance acquired in business combinations	—	4,793

Charge-offs:
Commercial and commercial real estate loans	1,110	663
Home equity loans	22	—
Residential real estate loans	27	44
Consumer and other loans	111	47
Premium finance receivables	446	443
Indirect consumer loans	77	113
Tricom finance receivables	—	—

Total charge-offs	1,793	1,310

Recoveries:
Commercial and commercial real estate loans	120	197
Home equity loans	—	—
Residential real estate loans	—	—
Consumer and other loans	25	6
Premium finance receivables	137	140
Indirect consumer loans	59	53
Tricom finance receivables	—	—

Total recoveries	341	396

Net charge-offs	(1,452)	(914)

Allowance for loan losses at end of period	$40,367	$39,337

Allowance for lending-related commitments at end of period	$491	$—

Allowance for credit losses at end of period	$40,858	$39,337

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.13%	0.07%
Home equity loans	0.01	—
Residential real estate loans	0.03	0.05
Consumer and other loans	0.41	0.16
Premium finance receivables	0.14	0.14
Indirect consumer loans	0.04	0.13
Tricom finance receivables	—	—

Total loans, net of unearned income	0.11%	0.08%

Net charge-offs as a percentage of the provision for credit losses	94.53%	74.25%

Loans at period-end	$5,435,317	$4,858,724

Allowance for loan loses as a percentage of loans at period-end	0.74%	0.81%
Allowance for credit losses as a percentage of loans at period-end	0.75%	0.81%

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Loan quality is continually monitored by management and is reviewed by the Banks’ Boards of Directors and their Credit Committees on a monthly basis. Independent external reviews of the loan portfolio are provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for credit losses, is determined based on management’s assessment of the adequacy of the allowance for loan losses. Management evaluates on a quarterly basis a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent and other potential problem loans, and economic conditions and trends in the market area in assessing the adequacy of the allowance for loan losses.
The Company allocates the entire allowance for loan losses to specific loan portfolio groups and maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of Problem Loan Report loans and actual loss experience, industry concentration, geographical concentrations, levels of delinquencies, historical loss experience including an analysis of the seasoning of the loan portfolio, changes in trends in risk ratings assigned to loans, changes in underwriting standards and other pertinent factors, including regulatory guidance and general economic conditions. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The Company reviews Problem Loan Report loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial, commercial real estate, residential real estate, home equity, premium finance receivables, indirect consumer, Tricom finance receivables and consumer. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. The allowance for lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted on a monthly basis.
The provision for loan losses totaled $1.5 million for the first quarter of 2006, compared to $1.2 million for the first quarter of 2005. For the quarter ended March 31, 2006 net charge-offs totaled $1.5 million, compared to $914,000 for the same period of 2005. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.11% in the first quarter of 2006 and 0.08% in the same period in 2005. The increase in the provision for loan losses in the first quarter of 2006 is primarily a result of a higher level of net charge-offs recorded.
During the fourth quarter of 2005, the Company reclassified a portion of its allowance for loan losses to a separate liability account. The reclassification totaled $491,000 and represents the portion of the allowance for loan losses that was associated with lending-related commitments, specifically unfunded loan commitments and letters of credit. The allowance for loan losses is a reserve against loan amounts that are actually funded and outstanding while the allowance for lending-related commitments relates to certain amounts that the Company is committed to lend but for which funds have not yet been disbursed. The allowance for credit losses is comprised of the allowance for loan losses and the allowance for lending-related commitments. In future periods, the provision for credit losses may contain both a component related to funded loans (provision for loan losses) and a component related to lending-related commitments (provision for unfunded loan commitments and letters of credit).
Management believes the allowance for loan losses is adequate to provide for inherent losses in the portfolio. There can be no assurances however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The amount of future additions to the allowance for loan losses will be dependent upon management’s assessment of the adequacy of the allowance based on its evaluation of economic conditions, changes in real estate values, interest rates, the regulatory environment, the level of past-due ad non-performing loans, and other factors.

Past Due Loans and Non-performing Assets
The following table sets forth Wintrust’s non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$507	$159	$131
Commercial, consumer and other	2,891	1,898	1,989
Premium finance receivables	3,738	5,211	3,005
Indirect consumer loans	247	228	259
Tricom finance receivables	—	—	—

Total past due greater than 90 days and still accruing	7,383	7,496	5,384

Non-accrual loans:
Residential real estate and home equity	234	457	1,388
Commercial, consumer and other	10,358	11,712	9,968
Premium finance receivables	6,402	6,189	8,514
Indirect consumer loans	216	335	256
Tricom finance receivables	—	—	—

Total non-accrual	17,210	18,693	20,126

Total non-performing loans:
Residential real estate and home equity	741	616	1,519
Commercial, consumer and other	13,249	13,610	11,957
Premium finance receivables	10,140	11,400	11,519
Indirect consumer loans	463	563	515
Tricom finance receivables	—	—	—

Total non-performing loans	24,593	26,189	25,510

Other real estate owned	1,952	1,400	56

Total non-performing assets	$26,545	$27,589	$25,566

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity	0.08%	0.07%	0.17%
Commercial, consumer and other	0.39	0.42	0.41
Premium finance receivables	1.12	1.40	1.50
Indirect consumer loans	0.22	0.28	0.27
Tricom finance receivables	—	—	—

Total non-performing loans	0.45%	0.50%	0.53%

Total non-performing assets as a percentage of total assets	0.32%	0.34%	0.35%

Allowance for loan losses as a percentage of non-performing loans	164.15%	153.82%	154.20%

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $741,000 at March 31, 2006. The balance decreased $778,000 from March 31, 2005, and increased $125,000 from December 31, 2005. Each non-performing credit is well secured and in the process of collection. Management believes that the current reserves against these credits are appropriate to cover any potential losses.

Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $13.2 million as of March 31, 2006. The balance in this category increased $1.3 million from March 31, 2005, and decreased $361,000 from December 31, 2005. Management believes that the current reserves against these credits are appropriate to cover any potential losses on any of the relatively small number of credits in this category.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Non-performing premium finance receivables	$10,140	$11,400	$11,519
- as a percent of premium finance receivables outstanding	1.12%	1.40%	1.50%
Net charge-offs of premium finance receivables	$309	$275	$303
- annualized as a percent of average premium finance receivables	0.14%	0.13%	0.14%

The level of non-performing premium finance receivables as a percent of total premium finance receivables improved from the levels reported at March 31, 2006 and December 31, 2005. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $463,000 at March 31, 2006, compared to $515,000 at March 31, 2005 and $563,000 at December 31, 2005. The ratio of these non-performing loans to total indirect consumer loans was 0.22% at March 31, 2006, compared to 0.27% at March 31, 2005 and 0.28% at December 31, 2005. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.04% for the quarter ended March 31, 2006 compared to 0.13% for the quarter ended March 31, 2005. The levels of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Problem Loan Report”) as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks’ and Wintrust’s Risk Management committees, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of March 31, 2006, December 31, 2005, and March 31, 2005 totaled $71.7 million, $75.9 million and $68.8 million, respectively. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

LIQUIDITY
Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The liquidity to meet these demands is provided by maturing assets, sales of premium finance receivables, liquid assets that can be converted to cash and the ability to attract funds from external sources. Liquid assets refer to federal funds sold and to marketable, unpledged securities, which can be quickly sold without material loss of principal.
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

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” The forward-looking information is premised on many factors, some of which are outlined below. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things , statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	Competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services).

•	Changes in the interest rate environment, which may influence, among other things, the growth of loans and deposits, the quality of the Company’s loan portfolio, the pricing of loans and deposits and net interest income.

•	The extent of defaults and losses on our loan portfolio.

•	Unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings. De novo banks typically require 13 to 24 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.

•	The ability of the Company to obtain liquidity and income from the sale of premium finance receivables in the future and the unique collection and delinquency risks associated with such loans.

•	Failure to identify and complete acquisitions in the future or unexpected difficulties or unanticipated developments related to the integration of acquired entities with the Company.

•	Legislative or regulatory changes or actions, or significant litigation involving the Company.

•	Changes in general economic conditions in the markets in which the Company operates.

•	The ability of the Company to receive dividends from its subsidiaries.

•	The loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank.

•	The ability of the Company to attract and retain senior management experienced in the banking and financial services industries.
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
Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result interest rates fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations. Please refer to earlier sections of this discussion and analysis for further discussion of the net interest margin.
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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of March 31, 2006:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$123,430	—	—	—	123,430
Interest-bearing deposits with banks	14,146	—	—	—	14,146
Available-for-sale securities	330,737	352,774	514,304	790,235	1,988,050

Total liquidity management assets	468,313	352,774	514,304	790,235	2,125,626
Loans, net of unearned income (1)	3,356,969	938,564	1,090,807	113,415	5,499,755
Other earning assets	31,770	—	—	—	31,770

Total earning assets	3,857,052	1,291,338	1,605,111	903,650	7,657,151
Other non-earning assets	—	—	—	725,096	725,096

Total assets (RSA)	$3,857,052	1,291,338	1,605,111	1,628,746	8,382,247

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$3,000,865	2,199,387	1,020,870	52,596	6,273,718
Federal Home Loan Bank advances	4,199	43,330	146,204	173,546	367,279
Notes payable and other borrowings	87,231	—	—	—	87,231
Subordinated notes	50,000	—	—	—	50,000
Long-term debt — trust preferred securities	192,089	—	6,317	32,010	230,416

Total interest-bearing liabilities	3,334,384	2,242,717	1,173,391	258,152	7,008,644
Demand deposits	—	—	—	608,769	608,769
Other liabilities	—	—	—	111,947	111,947
Shareholders’ equity	—	—	—	652,887	652,887

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(200,000)	—	15,000	185,000	—
Interest rate swap (Company pays floating, receives fixed)	31,050	—	—	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$3,165,434	2,242,717	1,188,391	1,785,705	8,382,247

Repricing gap (RSA – RSL)	$691,618	(951,379)	416,720	(156,959)
Cumulative repricing gap	$691,618	(259,761)	156,959	—

Cumulative RSA/Cumulative RSL	122%	95%	102%
Cumulative RSA/Total assets	46%	61%	81%
Cumulative RSL/Total assets	38%	65%	79%

Cumulative GAP/Total assets	8%	(3)%	2%
Cumulative GAP/Cumulative RSA	18%	(5)%	2%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and are included in 0-90 days.
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

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 2006, December 31, 2005 and March 31, 2005, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to an immediate 100 and 200 basis point shift in the yield curve:
March 31, 2006	(0.3)%	—%	(2.6)%	(6.6)%
December 31, 2005	1.4%	1.1%	(3.9)%	(8.7)%
March 31, 2005	4.3%	2.3%	(4.9)%	(5.2)%
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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of March 31, 2006, the Company had $231 million of interest rate swaps outstanding. See Note 9 of the Financial Statements presented under Item 1 of this report for further information on the Company’s derivative financial instruments.
During the first quarter of 2006, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of net interest margin compression and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2006.

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

PART II — Other Information
Item 1A: Risk factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s 2005 Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000 (the “Program”). Unless terminated earlier by the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder. No shares were repurchased in the first quarter of 2006. As of March 31, 2006, 85,950 shares may yet be repurchased under the Program.
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

WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2006	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)