Form 10-Q
period 2006-06-30
WINTRUST FINANCIAL CORP
filed 2006-08-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Large Accelerated Filer ☒      Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock — no par value, 25,625,931 shares, as of August 4, 2006

		Page
	PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	1-20

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21-51

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	52-54

ITEM 4.	Controls and Procedures.	55

	PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings.	NA

ITEM 1A.	Risk Factors.	56

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	56

ITEM 3.	Defaults Upon Senior Securities.	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders.	56-57

ITEM 5.	Other Information.	NA

ITEM 6.	Exhibits	57

	Signatures	58
Amended and Restated Articles of Incorporation
Amended and Restated By-laws
Employment Agreement with Thomas P. Zidar
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certification

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands)	2006	2005	2005

Assets
Cash and due from banks	$164,396	$158,136	$212,419
Federal funds sold and securities purchased under resale agreements	106,588	183,229	355,382
Interest bearing deposits with banks	11,850	12,240	5,034
Available-for-sale securities, at fair value	1,952,433	1,799,384	924,616
Trading account securities	1,349	1,610	2,815
Brokerage customer receivables	31,293	27,900	29,212
Mortgage loans held-for-sale	112,955	85,985	142,798
Loans, net of unearned income	6,055,140	5,213,871	5,023,087
Less: Allowance for loan losses	44,596	40,283	39,722

Net loans	6,010,544	5,173,588	4,983,365
Premises and equipment, net	280,892	247,875	228,550
Accrued interest receivable and other assets	207,499	272,772	669,599
Goodwill	270,774	196,716	195,827
Other intangible assets, net	22,211	17,607	19,376

Total assets	$9,172,784	$8,177,042	$7,768,993

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$686,869	$620,091	$638,843
Interest bearing	6,875,752	6,109,343	5,660,207

Total deposits	7,562,621	6,729,434	6,299,050

Notes payable	30,000	1,000	4,000
Federal Home Loan Bank advances	379,649	349,317	351,888
Other borrowings	80,097	95,796	152,401
Subordinated notes	83,000	50,000	50,000
Long-term debt — trust preferred securities	230,375	230,458	209,921
Accrued interest payable and other liabilities	85,239	93,126	104,680

Total liabilities	8,450,981	7,549,131	7,171,940

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	25,619	23,941	23,568
Surplus	507,928	420,426	411,115
Common stock warrants	697	744	780
Retained earnings	235,453	201,133	165,602
Accumulated other comprehensive loss	(47,894)	(18,333)	(4,012)

Total shareholders’ equity	721,803	627,911	597,053

Total liabilities and shareholders’ equity	$9,172,784	$8,177,042	$7,768,993

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest income
Interest and fees on loans	$109,420	$80,890	$206,071	$153,169
Interest bearing deposits with banks	141	44	265	72
Federal funds sold and securities purchased under resale agreements	434	351	1,954	501
Securities	24,561	16,921	46,092	31,350
Trading account securities	17	24	23	46
Brokerage customer receivables	543	447	1,008	861

Total interest income	135,116	98,677	255,413	185,999

Interest expense
Interest on deposits	62,069	36,288	116,351	65,259
Interest on Federal Home Loan Bank advances	3,714	3,048	6,994	5,617
Interest on notes payable and other borrowings	2,687	905	3,341	2,684
Interest on subordinated notes	1,056	745	1,857	1,424
Interest on long-term debt — trust preferred securities	4,348	3,809	8,464	7,219

Total interest expense	73,874	44,795	137,007	82,203

Net interest income	61,242	53,882	118,406	103,796
Provision for credit losses	1,743	1,294	3,279	2,525

Net interest income after provision for credit losses	59,499	52,588	115,127	101,271

Non-interest income
Wealth management	7,531	7,817	17,668	15,761
Mortgage banking	5,860	5,555	10,970	12,083
Service charges on deposit accounts	1,746	1,594	3,444	2,933
Gain on sales of premium finance receivables	1,451	1,726	2,446	3,382
Administrative services	1,204	1,124	2,358	2,138
Gains (losses) on available-for-sale securities, net	(95)	978	(15)	978
Other	6,596	(2,253)	16,147	3,646

Total non-interest income	24,293	16,541	53,018	40,921

Non-interest expense
Salaries and employee benefits	33,351	29,181	66,829	58,644
Equipment	3,293	2,977	6,467	5,726
Occupancy, net	4,845	3,862	9,513	7,701
Data processing	2,025	1,743	3,884	3,458
Advertising and marketing	1,249	1,216	2,369	2,210
Professional fees	1,682	1,505	3,118	2,974
Amortization of other intangible assets	823	869	1,566	1,625
Other	8,639	7,663	16,621	14,982

Total non-interest expense	55,907	49,016	110,367	97,320

Income before income taxes	27,885	20,113	57,778	44,872
Income tax expense	10,274	7,134	21,154	16,220

Net income	$17,611	$12,979	$36,624	$28,652

Net income per common share – Basic	$0.71	$0.55	$1.50	$1.26

Net income per common share – Diluted	$0.69	$0.53	$1.45	$1.20

Cash dividends declared per common share	$—	$—	$0.14	$0.12

Weighted average common shares outstanding	24,729	23,504	24,395	22,672
Dilutive potential common shares	894	1,125	917	1,166

Average common shares and dilutive common shares	25,623	24,629	25,312	23,838

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other
	Compre-			Common		Compre -	Total
	hensive	Common		Stock	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2004		$21,729	$319,147	$828	$139,566	$(7,358)	$473,912

Comprehensive income:
Net income	$28,652	—	—	—	28,652	—	28,652
Other comprehensive income, net of tax:

Unrealized gains on securities, net of reclassification adjustment	3,240	—	—	—	—	3,240	3,240
Unrealized gains on derivative instruments	106	—	—	—	—	106	106

Comprehensive income	$31,998

Cash dividends declared		—	—	—	(2,616)	—	(2,616)

Common stock issued for:
New issuance, net of costs		1,000	54,872	—	—	—	55,872
Business combinations		598	29,834	—	—	—	30,432
Exercise of common stock warrants		3	136	(48)	—	—	91
Director compensation plan		8	310	—	—	—	318
Employee stock purchase plan and exercises of stock options		211	5,984	—	—	—	6,195
Restricted stock awards		19	832	—	—	—	851

Balance at June 30, 2005		$23,568	$411,115	$780	$165,602	$(4,012)	$597,053

Balance at December 31, 2005		$23,941	$420,426	$744	$201,133	$(18,333)	$627,911

Comprehensive income:
Net income	$36,624	—	—	—	36,624	—	36,624
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(29,561)	—	—	—	—	(29,561)	(29,561)

Comprehensive income	$7,063

Cash dividends declared		—	—	—	(3,373)	—	(3,373)

Cumulative effect of change in accounting for servicing rights		—	—	—	1,069	—	1,069

Stock-based compensation		—	11,084	—	—	—	11,084

Common stock issued for:
New issuance, net of costs		200	11,384	—	—	—	11,584
Business combinations		1,123	55,965	—	—	—	57,088
Exercise of common stock warrants		13	431	(47)	—	—	397
Director compensation plan		13	569	—	—	—	582
Employee stock purchase plan and exercises of stock options		260	8,138	—	—	—	8,398
Restricted stock awards		69	(69)	—	—	—	—

Balance at June 30, 2006		$25,619	$507,928	$697	$235,453	$(47,894)	$721,803

	Six Months Ended June 30,
	2006	2005

Disclosure of reclassification amount and income tax impact:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net	$(47,899)	$6,250
Unrealized holding gains on derivative instruments arising during the period, net	—	172
Less: Reclassification adjustment for gains (losses) included in net income, net	(15)	978
Less: Income tax expense (benefit)	(18,323)	2,098

Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$(29,561)	$3,346

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2006	2005

Operating Activities:
Net income	$36,624	$28,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,279	2,525
Depreciation and amortization	7,904	6,685
Share-based compensation expense	5,944	1,335
Tax benefit from stock-based compensation arrangements	3,278	2,572
Excess tax benefits from stock-based compensation arrangements	(2,780)	—
Net amortization of premium on securities	143	2,856
Fair market value change of interest rate swaps	(7,591)	5,719
Originations and purchases of mortgage loans held-for-sale	(912,080)	(1,057,767)
Proceeds from sales of mortgage loans held-for-sale	890,819	1,026,272
Gain on sales of premium finance receivables	(2,446)	(3,382)
Decrease in trading securities, net	261	784
Net (increase) decrease in brokerage customer receivables	(3,393)	2,635
Gain on mortgage loans sold	(5,709)	(6,374)
(Gains) losses on available-for-sale securities, net	15	(978)
(Gain) loss on sales of premises and equipment, net	(27)	42
Decrease in accrued interest receivable and other assets, net	106,928	3,450
(Decrease) increase in accrued interest payable and other liabilities, net	(4,673)	18,283

Net Cash Provided by Operating Activities	116,496	33,309

Investing Activities:
Proceeds from maturities of available-for-sale securities	423,454	63,004
Proceeds from sales of available-for-sale securities	86,480	485,719
Purchases of available-for-sale securities	(633,344)	(448,922)
Proceeds from sales of premium finance receivables	202,882	284,415
Net cash paid for acquisitions	(51,282)	(78,644)
Net decrease in interest-bearing deposits with banks	590	15
Net increase in loans	(669,006)	(536,558)
Purchases of premises and equipment, net	(26,922)	(21,451)

Net Cash Used for Investing Activities	(667,148)	(252,422)

Financing Activities:
Increase in deposit accounts	410,263	607,645
Decrease in other borrowings, net	(18,499)	(77,150)
Increase (decrease) in notes payable, net	29,000	(2,000)
Increase in Federal Home Loan Bank advances, net	18,000	25,300
Proceeds from issuance of subordinated note	25,000	—
Excess tax benefits from stock–based compensation arrangements	2,780	—
Issuance of common stock, net of issuance costs	11,584	55,872
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	5,516	3,837
Dividends paid	(3,373)	(2,616)

Net Cash Provided by Financing Activities	480,271	610,888

Net Increase (Decrease) in Cash and Cash Equivalents	(70,381)	391,775
Cash and Cash Equivalents at Beginning of Period	341,365	176,026

Cash and Cash Equivalents at End of Period	$270,984	$567,801

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
As of June 30, 2006, Wintrust had 15 wholly-owned bank subsidiaries (collectively, “Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank on March 31, 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank.
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

(3) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2006		December 31, 2005		June 30, 2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$36,068	$32,912	$36,577	$34,586	$38,586	$38,050
U.S. Government agencies	680,153	663,445	724,273	714,715	438,077	435,055
Municipal	53,660	52,568	48,853	48,397	52,229	52,073
Corporate notes and other debt	109,317	105,223	8,467	8,358	8,454	8,347
Mortgage-backed	1,049,603	996,787	891,799	874,067	296,371	293,534
Federal Reserve/FHLB stock and other equity securities	101,203	101,498	119,103	119,261	97,427	97,557

Total available-for-sale securities	$2,030,004	$1,952,433	$1,829,072	$1,799,384	$931,144	$924,616

The increase in Corporate notes and other debt as of June 30, 2006 compared to December 31, 2005 and June 30, 2005 is related to purchases made with available liquidity which resulted from lower than expected loan growth in recent quarters. In general, the available-for-sale securities portfolio consists of fixed-rate investments with temporary impairment resulting from increases in interest rates since the purchase of the investments. The Company performed an analysis on continuous unrealized losses existing for greater than twelve months and determined there was not a significant change since December 31, 2005. The Company has the ability to hold these investments until such time as the values recover or maturity.
(4) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Balance:
Commercial and commercial real estate	$3,798,303	$3,161,734	$2,978,816
Home equity	643,859	624,337	634,607
Residential real estate	295,242	275,729	274,459
Premium finance receivables	935,635	814,681	793,153
Indirect consumer loans	235,025	203,002	192,311
Tricom finance receivables	36,877	49,453	39,886
Other loans	110,199	84,935	109,855

Total loans, net of unearned income	$6,055,140	$5,213,871	$5,023,087

Mix:
Commercial and commercial real estate	62.7%	60.6%	59.3%
Home equity	10.6	12.0	12.6
Residential real estate	4.9	5.3	5.5
Premium finance receivables	15.5	15.6	15.8
Indirect consumer loans	3.9	3.9	3.8
Tricom finance receivables	0.6	1.0	0.8
Other loans	1.8	1.6	2.2

Total loans, net of unearned income	100.0%	100.0%	100.0%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $20.7 million at June 30, 2006, $16.0 million at December 31, 2005 and $18.8 million at June 30, 2005. Total loans include net deferred loan fees and costs and purchase accounting adjustments totaling $(2.1) million at June 30, 2006, $2.6 million at December 31, 2005 and $2.3 million at June 30, 2005.

(5) Deposits
The following table is a summary of deposits as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Balance:
Non-interest bearing	$686,869	$620,091	$638,843
NOW accounts	799,685	704,640	729,083
Wealth management deposits	436,196	421,301	404,721
Money market accounts	676,352	610,554	677,180
Savings accounts	318,694	308,323	309,859
Time certificates of deposit	4,644,825	4,064,525	3,539,364

Total deposits	$7,562,621	$6,729,434	$6,299,050

Mix:
Non-interest bearing	9.1%	9.2%	10.1%
NOW accounts	10.6	10.5	11.6
Wealth management deposits	5.8	6.3	6.4
Money market accounts	8.9	9.0	10.8
Savings accounts	4.2	4.6	4.9
Time certificates of deposit	61.4	60.4	56.2

Total deposits	100.0%	100.0%	100.0%

Wealth management deposits represent FDIC-insured deposits at the Banks from brokerage customers of WHI and trust and asset management customers of WHTC.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes:
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Notes payable	$30,000	$1,000	$4,000
Federal Home Loan Bank advances	379,649	349,317	351,888

Other borrowings:
Federal funds purchased	—	235	1,923
Securities sold under repurchase agreements	78,168	93,312	148,203
Other	1,929	2,249	2,275

Total other borrowings	80,097	95,796	152,401

Subordinated notes	83,000	50,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$572,746	$496,113	$558,289

The notes payable balance is $30.0 million. The increase in notes payable since December 31, 2005 is attributable to $22.0 million used to meet the capitalization requirements for the Banks and the remainder for general corporate purposes. The total amount of the agreement is $51.0 million consisting of a $50 million revolving note, which matures on September 1, 2006 pursuant to the loan agreement and $1.0 million note that matures on June 1, 2015. The loan agreement provides the Company with borrowing capacity to support further growth, including possible acquisitions, and other corporate purposes. Interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 140 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of the Company’s bank subsidiaries.
Federal Home Loan Bank advances consist of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate loans.
At June 30, 2006, securities sold under repurchase agreements represent $78.0 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $209,000 of short-term borrowings from brokers.
At June 30, 2006, other includes a mortgage that matures on May 1, 2010, related to the Company’s Northfield banking office.
The subordinated notes represent three $25.0 million notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006) and two notes totaling $8.0 million assumed in connection with the acquisition of Hinsbrook Bank. The $25.0 million notes require annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. The interest rate on each note is equal to LIBOR plus 160 basis points. The Hinsbrook Bank subordinated notes mature in 2012 and 2013, are redeemable at any time prior to their maturity dates and have interest rates equal to prime plus 225 basis points.

(7) Long-term Debt – Trust Preferred Securities
As of June 30, 2006, the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust I, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
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
The following table provides a summary of the Company’s Long-term debt — trust preferred securities as of June 30, 2006. The Debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

							Earliest
	Trust Preferred		Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	6/30/2006	Date	Date	Date

Wintrust Capital Trust I	$31,050	$32,010	Fixed	9.00%	09/1998	09/2028	09/2003
Wintrust Capital Trust III	25,000	25,774	L+3.25	8.32%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	8.30%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	8.10%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	7.28%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	6.95%	08/2005	09/2035	09/2010
Northview Capital Trust I	6,000	6,305	Fixed	6.35%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,333	L+3.00	8.15%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,308	L+3.00	8.50%	05/2004	05/2034	05/2009

Total		$230,375

The interest rates on the variable rate debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Northview Capital Trust I changes to a variable rate equal to three-month LIBOR plus 3.00% effective February 8, 2008. Distributions on all issues are payable on a quarterly basis. See Note 15 for discussion on the redemption of the 9.0% Cumulative Trust Preferred Securities (the “Preferred Securities”) issued by Wintrust Capital Trust I.
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
The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the trust preferred securities and certain other capital elements is limited to 25%

of Tier 1 capital elements (including trust preferred securities), net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at June 30, 2006, the Company would still be considered well-capitalized under regulatory capital guidelines.
(8) Segment Information
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the Banking segment on deposits balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.) The following table presents a summary of certain operating information for each reportable segment for the three months ended for the period shown:

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2006	2005	Contribution	Contribution
Net interest income:
Banking	$60,147	$52,458	$7,689	14.7%
Premium finance	10,014	10,160	(146)	(1.4)
Tricom	934	987	(53)	(5.4)
Wealth management	272	418	(146)	(34.9)
Parent and inter-segment eliminations	(10,125)	(10,141)	16	0.2

Total net interest income	$61,242	$53,882	$7,360	13.7%

Non-interest income:
Banking	$10,296	$12,305	$(2,009)	(16.3)%
Premium finance	1,451	1,881	(430)	(22.9)
Tricom	1,204	1,124	80	7.1
Wealth management	8,866	9,291	(425)	(4.6)
Parent and inter-segment eliminations	2,476	(8,060)	10,536	130.7

Total non-interest income	$24,293	$16,541	$7,752	46.9%

Segment profit (loss):
Banking	$16,899	$17,378	$(479)	(2.8)%
Premium finance	5,035	5,619	(584)	(10.4)
Tricom	453	407	46	11.3
Wealth management	(433)	(264)	(169)	(64.0)
Parent and inter-segment eliminations	(4,343)	(10,161)	5,818	57.3

Total segment profit	$17,611	$12,979	$4,632	35.7%

Segment assets:
Banking	$9,103,871	$7,613,019	$1,490,852	19.6%
Premium finance	959,403	809,976	149,427	18.4
Tricom	50,938	54,523	(3,585)	(6.6)
Wealth management	65,235	65,154	81	0.1
Parent and inter-segment eliminations	(1,006,663)	(773,679)	(232,984)	30.1

Total segment assets	$9,172,784	$7,768,993	$1,403,791	18.1%

The following table presents a summary of certain operating information for each reportable segment for six months ended for the period shown:

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2006	2005	Contribution	Contribution
Net interest income:
Banking	$116,382	$100,403	$15,979	15.9%
Premium finance	19,644	21,087	(1,443)	(6.8)
Tricom	1,853	1,929	(76)	(3.9)
Wealth management	641	1,064	(423)	(39.8)
Parent and inter-segment eliminations	(20,114)	(20,687)	573	2.8

Total net interest income	$118,406	$103,796	$14,610	14.1%

Non-interest income:
Banking	$20,794	$24,429	$(3,635)	(14.9)%
Premium finance	2,446	3,692	(1,246)	(33.7)
Tricom	2,358	2,139	219	10.2
Wealth management	20,602	18,107	2,495	13.8
Parent and inter-segment eliminations	6,818	(7,446)	14,264	191.6

Total non-interest income	$53,018	$40,921	$12,097	29.6%

Segment profit (loss):
Banking	$33,098	$32,521	$577	1.8%
Premium finance	9,684	11,643	(1,959)	(16.8)
Tricom	825	801	24	3.0
Wealth management	654	(688)	1,342	195.1
Parent and inter-segment eliminations	(7,637)	(15,625)	7,988	51.1

Total segment profit	$36,624	$28,652	$7,972	27.8%

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
Interest Rate Swaps
The tables below identify the Company’s interest rate swaps at June 30, 2006 and December 31, 2005, which were entered into to economically hedge certain interest-bearing liabilities (dollars in thousands).

June 30, 2006
Issue	Notional	Fair	Receive	Pay	Maturity	Counterparty
Date	Amount	Value	Rate	Rate	Date	Call Option

Pay fixed, receive variable:
February 2005	$25,000	$807	8.32%	6.71%	April 2033	April 2008
February 2005	20,000	623	8.30%	6.40%	December 2033	December 2008
February 2005	40,000	1,343	8.10%	6.27%	May 2034	June 2009
February 2005	50,000	1,949	7.28%	5.68%	March 2035	March 2010
November 2002	25,000	1,290	5.23%	4.23%	October 2012	None
August 2005	40,000	1,604	6.95%	5.27%	September 2035	September 2010

Total	200,000	7,616

Receive fixed, pay variable:
November 2002	31,050	(1,766)	9.00%	8.36%	September 2028	Any time

Total	$231,050	$5,850

December 31, 2005
Issue	Notional	Fair	Receive	Pay	Maturity	Counterparty
Date	Amount	Value	Rate	Rate	Date	Call Option

Pay fixed, receive variable:
February 2005	$25,000	$(75)	7.40%	6.71%	April 2033	April 2008
February 2005	20,000	(362)	7.33%	6.40%	December 2033	December 2008
February 2005	40,000	(264)	7.13%	6.27%	May 2034	June 2009
February 2005	50,000	(671)	6.44%	5.68%	March 2035	March 2010
November 2002	25,000	598	4.41%	4.23%	October 2012	None
August 2005	40,000	(664)	5.98%	5.27%	September 2035	September 2010

Total	200,000	(1,438)

Receive fixed, pay variable:
November 2002	31,050	(371)	9.00%	6.35%	September 2028	Any time

Total	$231,050	$(1,809)

The Company does not enter into derivatives for purely speculative purposes. These interest rate swaps were entered into to economically hedge certain funding liabilities and were not accounted for as hedges pursuant to the requirements of SFAS 133. The changes in fair value as well as the quarterly cash settlements are recognized in non-interest income. In the second quarter of 2006, the Company recognized $3.3 million of gains, compared to $6.8 million of losses in the second quarter of 2005. These swaps resulted in $8.8 million in gains and $5.7 million in losses for the first six months of 2006 and 2005, respectively. The Company terminated its position in all of these interest rate swaps in July 2006 at an aggregate fair value that approximated the aggregate fair value as of June 30, 2006.
The Company’s banking subsidiaries sometimes enter into interest rate swaps to change a specific loan yield from fixed to variable or vice versa. As of June 30, 2006, these swaps had an aggregate notional value of $12.3 million, aggregate positive fair values of $114,000 and aggregate negative fair values of $112,000. These interest rate swaps are not reflected in the preceding table.
Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At June 30, 2006, the Company had approximately $148 million of interest rate lock commitments and $257 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $642,000 and a derivative liability of $439,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
The Company has also used interest rate caps to hedge cash flow variability of certain deposit products. However, no interest rate cap contracts were entered into in 2005 or in 2006 to date, and the Company had no interest rate cap contracts outstanding at June 30, 2006, December 31, 2005 or June 30, 2005.
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $684,000 and $2.6 million in the second quarters of 2006 and 2005, respectively and $2.5 million and $5.4 million for the first six months of 2006 and 2005, respectively. There were no covered call options outstanding as of June 30, 2006, December 31, 2005 or June 30, 2005.

(10) Business Combinations
The Company completed one business combination in the second quarter of 2006 and two business combinations in the first quarter of 2005. All were accounted for under the purchase method of accounting; thus the results of operations prior to their respective dates were not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles and other fair value purchase accounting adjustments were recorded upon the completion of each acquisition.
On May 31, 2006, Wintrust completed the acquisition of Hinsbrook Bancshares, Inc. (“HBI”) and its wholly-owned subsidiary, Hinsbrook Bank & Trust. HBI was acquired for a total purchase price of $115.1 million, consisting of $58.2 million cash, the issuance of 1,120,033 shares of Wintrust’s common stock (then valued at $56.8 million) and vested stock options valued at $65,000. HBI’s results of operations have been included in Wintrust’s results of operations since June 1, 2006. Certain purchase price allocations, such as the core deposit intangibles valuation, are preliminary. The final allocation is not expected to result in material changes.
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
In January 2005, Wintrust completed the acquisition of Antioch Holding Company (“Antioch”) and its wholly-owned subsidiary, State Bank of The Lakes. Antioch was acquired for a total purchase price of $95.4 million of cash. Antioch’s results of operations have been included in Wintrust’s consolidated financial statements since January 1, 2005, the effective date of the acquisition.

(11) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	June 30,
(Dollars in thousands)	2006	Acquired	Losses	2006
Banking	$173,640	$74,002	$—	$247,642
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	14,118	56	—	14,174
Parent and other	—	—	—	—

Total	$196,716	$74,058	$—	$270,774

The increase in the Banking segment’s goodwill in the first six months of 2006 primarily relates to $73.8 million recorded in connection with the acquisition of Hinsbrook Bank. The remaining increase relates to contingent consideration earned by the former owners of Guardian as a result of attaining certain performance measures pursuant to the terms of the Guardian purchase agreement as well as adjustments of prior estimates of fair values associated with other Bank acquisitions. Wintrust could pay additional consideration pursuant to the Guardian transaction through June 2009.
The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the LFCM purchase agreement. Wintrust could pay additional consideration pursuant to this transaction through January 2007. LFCM was merged into WHAMCO.
A summary of finite-lived intangible assets as of June 30, 2006, December 31, 2005 and June 30, 2005 and the expected amortization as of June 30, 2006 is as follows (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(2,270)	(2,071)	(1,845)

Net carrying amount	982	1,181	1,407

Banking segment:
Core deposit intangibles
Gross carrying amount	26,158	19,988	19,988
Accumulated amortization	(4,929)	(3,562)	(2,019)

Net carrying amount	21,229	16,426	17,969

Total other intangible assets, net	$22,211	17,607	19,376

Estimated amortization
Actual in 6 months ended June 30, 2006	$1,566
Estimated remaining in 2006	1,985
Estimated – 2007	3,287
Estimated – 2008	2,732
Estimated – 2009	2,444
Estimated – 2010	2,263
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $1.6 million for each of the six months ended June 30, 2006 and 2005.

(12) Stock-Based Compensation Plans
On January 1, 2006, the Company adopted provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS 123R for all share-based payments granted after that date and for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Results for prior periods have not been restated.
Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method set forth in APB 25, as permitted by SFAS 123. The intrinsic value method provides that compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. As a result, for periods prior to 2006, compensation expense was generally not recognized in the Consolidated Statements of Income for stock options. Compensation expense has always been recognized for restricted share awards ratably over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. Compensation cost charged against income related to restricted share awards was $1.5 million ($955,000 net of tax) and $1.0 million ($638,000 net of tax) for the second quarters of 2006 and 2005, respectively. On a year-to-date basis, compensation cost charged against income related to restricted share awards was $3.1 million ($1.9 million net of tax) and $1.8 million ($1.1 million net of tax) for 2006 and 2005, respectively. On January 1, 2006, the Company reclassified $5.2 million of liabilities related to previously recognized compensation cost for restricted share awards that had not been vested as of that date to surplus as these awards represent equity awards as defined in SFAS 123R.
As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006, are $1.4 million and $878,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. On a year-to-date basis, the Company’s income before income taxes and net income are $2.9 million and $1.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted EPS for the three months ended June 30, 2006, are $0.04 and $0.03 lower, respectively, than if the Company had continued to account for share-based payments under APB 25. On a year-to-date basis, basic and diluted EPS are both $0.07 lower.
SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 8.4%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income for the three and six months ended June 30, 2005.

	Three	Six
	Months Ended	Months Ended
(Dollars in thousands, except share data)	June 30, 2005	June 30, 2005
Net income
As reported	$12,979	$28,652
Compensation cost of stock options based on fair value, net of related tax effect	(771)	(1,500)

Pro forma	$12,208	$27,152

Earnings per share – Basic
As reported	$0.55	$1.26
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.07)

Pro forma	$0.52	$1.19

Earnings per share – Diluted
As reported	$0.53	$1.20
Compensation cost of stock options based on fair value, net of related tax effect	(0.03)	(0.06)

Pro forma	$0.50	$1.14

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

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Expected dividend yield	0.5%	0.5%
Expected volatility	24.2%	23.6%
Risk-free rate	4.64%	4.20%
Expected option life (in years)	8.22	8.50
In general, the Company awards stock based compensation in the form of stock options and restricted shares, both pursuant to the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the Plan”). A summary of option activity under the Plan as of June 30, 2006, and changes for the six months then ended is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2006	3,019,482	$29.63
Granted	166,600	52.07
Exercised	(242,174)	16.77
Forfeited or canceled	(29,849)	49.50

Outstanding at June 30, 2006	2,914,059	$31.76	6.03	$58,457

Vested or expected to vest at June 30, 2006	2,776,229	$31.01	6.01	$57,639

Exercisable at June 30, 2006	1,745,975	$21.41	4.62	$51,974

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the second quarter of 2006 and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on June 30, 2006. This amount will change based on the fair market value of the Company’s stock.
The weighted average per share grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $20.07 and $20.27 respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $8.9 million and $7.0 million, respectively.

A summary of the restricted share award activity under the Plan as of June 30, 2006, and changes for the six months then ended is presented below:

		Weighted
		Average
	Common	Grant-Date
Restricted Shares	Shares	Fair Value

Outstanding at January 1, 2006	206,157	$53.55
Granted	145,403	51.85
Vested (shares issued)	(69,487)	53.63
Forfeited	(1,709)	51.89

Outstanding at June 30, 2006	280,364	$52.66

The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date. The weighted-average grant-date fair value of shares granted during the six months ended June 30, 2006 and 2005 was $51.85 and $54.00, respectively.
As of June 30, 2006, there was $26.3 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $6.2 million and $2.3 million, respectively.
Cash received from option exercises under the Plan for the six months ended June 30, 2006 and 2005 was $4.1 million and $3.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.3 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.
(13) Earnings Per Share
The following table shows the computation of basic and diluted EPS for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net income	$17,611	$12,979	$36,624	$28,652

Average common shares outstanding	24,729	23,504	24,395	22,672
Effect of dilutive potential common shares	894	1,125	917	1,166

Weighted average common shares and effect of dilutive potential common shares	25,623	24,629	25,312	23,838

Net income per common share:
Basic	$0.71	$0.55	$1.50	$1.26

Diluted	$0.69	$0.53	$1.45	$1.20

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants, and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.

(14) Recent Accounting Developments
Effective January 1, 2006, the Company early-adopted Statement of Financial Accounting Standards 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires separately recognized servicing assets to be recorded at fair value upon the purchase of a servicing right or selling of a loan with servicing retained. SFAS 156 also permits entities to choose to either subsequently measure servicing rights at fair value and report changes in the fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income and assess them for impairment. The latter method results in recording servicing rights at lower of amortized cost or fair value. The Company elected to subsequently measure its mortgage servicing rights at fair value. The adoption of SFAS 156 resulted in an increase in the beginning balance of retained earnings by $1.1 million to reflect the excess of the fair value over the carrying value of the servicing rights as of the date of adoption, net of tax, as a cumulative-effect adjustment of the change in accounting.
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of this guidance on its financial statements.
(15) Subsequent Events
On July 31, 2006, the Company announced that its Board of Directors has authorized the Company to repurchase up to 2 million shares of common stock over the next 18 months. The Company may repurchase such shares from time to time for cash in open market or privately negotiated transactions in accordance with applicable securities laws.
On August 4, 2006, the Company announced that all 1,242,000 of the Preferred Securities issued by Wintrust Capital Trust I will be redeemed on September 5, 2006 (the “Redemption Date”), at a redemption price for each Preferred Security equal to the $25.00 liquidation amount, plus any accrued and unpaid distributions to the Redemption Date. Distributions will cease to accrue on the Preferred Securities effective on the Redemption Date.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2006, compared with December 31, 2005, and June 30, 2005, and the results of operations for the three and six-month periods ended June 30, 2006 and 2005 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of June 30, 2006, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 72 locations. The Company developed its banking franchise through the de novo organization of nine banks (50 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 22 locations. In May 2006, the Company completed its acquisition of Hinsbrook Bank, which has five Illinois banking locations, and in March 2006, the Company opened its newest de novo bank, Old Plank Trail Bank. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $9.17 billion in total assets at June 30, 2006 from $7.77 billion in total assets at June 30, 2005, an increase of 18%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005
Old Plank Trail Bank	De novo	March, 2006
Hinsbrook Bank (organized 1987)	Acquired	May, 2006

Following is a summary of the activity related to the expansion of the Company’s banking franchise since June 30, 2005:
2006 Banking Expansion Activity
•	Acquisitions:
➢	Hinsbrook Bank, with locations in Willowbrook, Downers Grove, Glen Ellyn, Darien and Geneva, Illinois
•	De Novo bank opening:
➢	New Lenox, Illinois – de novo opening of Old Plank Trail Bank
•	New branch locations:
➢	Gurnee, Illinois – permanent location with drive-through replacing temporary location, a branch of Libertyville Bank

➢	Algonquin, Illlinois – branch location of Crystal Lake Bank

➢	Mokena, Illinois – branch location of Old Plank Trail Bank

➢	Elm Grove, Wisconsin – branch of Town Bank

➢	Frankfort, Illinois – branch location of Old Plank Trail Bank
2005 Banking Expansion Activity
•	New branch locations:
➢	Downers Grove, Illinois – permanent location with drive-through replacing temporary location, a branch of Hinsdale Bank.

➢	Wales, Wisconsin – a branch of Town Bank

➢	Glen Ellyn, Illinois – a temporary branch location for Glen Ellyn Bank & Trust, a branch of Wheaton Bank

➢	Northbrook, Illinois – in West Northbrook, a branch of Northbrook Bank

➢	Beverly neighborhood of Chicago, Illinois – main bank permanent location with drive-through for Beverly Bank

➢	Buffalo Grove, Illinois – Buffalo Grove Bank & Trust, a branch of Northbrook Bank

➢	Lake Bluff, Illinois – drive-through facility added to existing bank office; a branch of Lake Forest Bank
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
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $777 million in loan (premium finance receivables) volume in the second quarter of 2006, $1.5 billion in the first six months of 2006 and $2.7 billion in the calendar year 2005. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. FIFC sold approximately $203 million, or 26%, of the receivables generated in the second quarter of 2006 to an unrelated third party while retaining servicing rights. On a year-to-date basis, FIFC sold approximately $303 million, or 20%, of its loan originations. The Company began selling premium finance receivables to a third party in 1999. The Company’s strategy is to maintain its average loan-to-deposit ratio in the range of 85-90% as well as to be asset-

driven. The sale of premium finance receivables provides the Company with a means to achieve both of these objectives. During the second quarter of 2006, the Company’s average loan-to-deposit ratio was 82%, below the target range. This was due to deposit growth at recently opened de novo locations exceeding expectations coupled with strong but slower loan origination growth at the Banks. These sales provide the Company with an additional source of liquidity in addition to the recognition of gains. Consistent with the Company’s strategy to be asset-driven, it is probable that similar sales of these receivables will occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.
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
Wealth Management
Wintrust’s strategy also includes building and growing its wealth management business, which includes trust, asset management and securities brokerage services marketed primarily under the Wayne Hummer name. In February 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprised of Wayne Hummer Investments LLC (“WHI”), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company (“WHAMC”) and Focused Investments LLC (“Focused”), each based in the Chicago area. To further augment its wealth management business, in February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor. LFCM was merged into WHAMC.
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
In September 1998, the Company formed a trust subsidiary to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. The trust subsidiary, originally named Wintrust Asset Management Company, was renamed Wayne Hummer Trust Company (“WHTC”) in May 2002, to bring together the Company’s wealth management subsidiaries under a common brand name. In addition to offering trust administrative services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. WHAMC serves as the investment advisor to WHTC’s clients.
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

WHTC	$680,711	$658,753	$638,957
WHAMC (1)	528,346	823,409	868,708
WHAMC’s proprietary mutual funds	10,872	161,568	168,705
WHI – brokerage assets in custody	5,300,000	5,300,000	5,100,000

(1)	Excludes the proprietary mutual funds managed by WHAMC
At the time of the Company’s acquisition of the Wayne Hummer Companies, WHAMC was advisor to a family of mutual funds known as the Wayne Hummer funds. In the first quarter of 2006 WHAMC sold the last of these funds, the Wayne Hummer Growth Fund, and realized a gain of approximately $2.4 million on the sale. Wayne Hummer will focus its mutual fund efforts on the PathMaster Fund and similar funds and separately managed mutual fund products currently under consideration. In the second quarter of 2006, WHAMC ceased managing a low-margin institutional account with assets totaling approximately $240 million.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2006, as compared to the same periods last year, are shown below:

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2006	June 30, 2005	Change
Net income	$17,611	$12,979	36%
Net income per common share – Diluted	0.69	0.53	30

Net revenue (1)	85,535	70,423	21
Net interest income	61,242	53,882	14

Net interest margin (6)	3.10%	3.19%	(9	) bp
Core net interest margin (2) (6)	3.32	3.41	(9)
Net overhead ratio (3)	1.44	1.73	(29)
Efficiency ratio (4) (6)	65.01	70.22	(521)
Return on average assets	0.80	0.69	11
Return on average equity	10.48	9.03	145

	Six Months	Six Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	June 30, 2006	June 30, 2005	Change
Net income	$36,624	$28,652	28%
Net income per common share – Diluted	1.45	1.20	21

Net revenue (1)	171,424	144,717	18
Net interest income	118,406	103,796	14

Net interest margin (6)	3.11%	3.20%	(9	) bp
Core net interest margin (2) (6)	3.32	3.41	(9)
Net overhead ratio (3)	1.36	1.56	(20)
Efficiency ratio (4) (6)	64.08	67.40	(332)
Return on average assets	0.87	0.79	8
Return on average equity	11.26	10.93	33

At end of period
Total assets	$9,172,784	$7,768,993	18%
Total loans, net of unearned income	6,055,140	5,023,087	21
Total deposits	7,562,621	6,299,050	20
Long-term debt – trust preferred securities	230,375	209,921	10
Total shareholders’ equity	721,803	597,053	21

Book value per common share	28.17	25.33	11
Market price per common share	50.85	52.35	(3)

Allowance for credit losses to total loans (5)	0.74%	0.79%	(5	) bp
Non-performing assets to total assets	0.33	0.28	5

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term debt – trust preferred securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending related commitments.

(6)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
Certain returns, yields, performance ratios, and quarterly growth rates are “annualized” in this presentation and throughout this report to represent an annual time period. This is done for analytical purposes to better discern for decision-making purposes underlying performance trends when compared to full-year or year-over-year amounts. For example, balance sheet growth rates are most often expressed in terms of an annual rate. As such, 5% growth during a quarter would represent an annualized growth rate of 20%.

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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
(A) Interest income (GAAP)	$135,116	$98,677	$255,413	$185,999
Taxable-equivalent adjustment:
– Loans	105	152	235	305
– Liquidity management assets	261	194	542	333
– Other earning assets	6	8	7	13

Interest income – FTE	$135,488	$99,031	$256,197	$186,650
(B) Interest expense (GAAP)	73,874	44,795	137,007	82,203

Net interest income – FTE	$61,614	$54,236	$119,190	$104,447

(C) Net interest income (GAAP) (A minus B)	$61,242	$53,882	$118,406	$103,796

Net interest income – FTE	$61,614	$54,236	$119,190	$104,447
Add: Interest expense on long-term debt – trust preferred securities, net (1)	4,238	3,704	8,232	7,018

Core net interest income – FTE (2)	$65,852	$57,940	$127,422	$111,465

(D) Net interest margin (GAAP)	3.08%	3.17%	3.09%	3.17%
Net interest margin – FTE	3.10%	3.19%	3.11%	3.20%
Core net interest margin — FTE (2)	3.32%	3.41%	3.32%	3.41%

(E) Efficiency ratio (GAAP)	65.29%	70.58%	64.38%	67.71%
Efficiency ratio – FTE	65.01%	70.22%	64.08%	67.40%

(1)	Interest expense from the Long-term debt – trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

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
Net Income
Net income for the quarter ended June 30, 2006 totaled $17.6 million, an increase of $4.6 million, or 36%, over the $13.0 million recorded in the second quarter of 2005. On a per share basis, net income for the second quarter of 2006 totaled $0.69 per diluted common share, an increase of $0.16 per share, or 30%, as compared to the 2005 second quarter total of $0.53 per diluted common share. The return on average equity for the second quarter of 2006 was 10.48%, compared to 9.03% for the prior year quarter.
Net income for the first six months of 2006, totaled $36.6 million, an increase of $8.0 million, or 28%, compared to $28.7 million for the same period in 2005. On a per share basis, net income per diluted common share was $1.45 for the first six months of 2006, an increase of $0.25 per share, or 21%, compared to $1.20 for the first six months of 2005. Return on average equity for the first six months of 2006 was 11.26% versus 10.93% for the same period of 2005.

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended June 30, 2006 totaled $61.6 million, an increase of $7.4 million, or 14%, as compared to the $54.2 million recorded in the same quarter of 2005. Average loans in the second quarter of 2006 increased $782 million, or 15%, over the second quarter of 2005 ($658 million, or 13%, excluding the impact of the acquisition of Hinsbrook Bank) and $442 million, or 33%, on an annualized basis, over the first quarter of 2006.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the second quarter of 2006 as compared to the second quarter of 2005 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2006			June 30, 2005
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$2,090,691	$25,397	4.87%	$1,723,855	$17,510	4.07%
Other earning assets (2) (3)(8)	32,304	566	7.00	31,382	479	6.12
Loans, net of unearned income (2) (4) (8)	5,849,916	109,525	7.51	5,067,904	81,042	6.41

Total earning assets (8)	$7,972,911	$135,488	6.82%	$6,823,141	$99,031	5.82%

Allowance for loan losses	(43,137)			(40,671)
Cash and due from banks	123,842			139,587
Other assets	731,765			612,667

Total assets	$8,785,381			$7,534,724

Interest-bearing deposits	$6,494,473	$62,069	3.83%	$5,523,215	$36,288	2.64%
Federal Home Loan Bank advances	371,369	3,714	4.01	341,361	3,048	3.58
Notes payable and other borrowings	233,430	2,687	4.62	165,014	905	2.20
Subordinated notes	61,242	1,056	6.82	50,000	745	5.89
Long-term debt – trust preferred securities	230,389	4,348	7.47	209,939	3,809	7.18

Total interest-bearing liabilities	$7,390,903	$73,874	4.01%	$6,289,529	$44,795	2.85%

Non-interest bearing deposits	633,500			597,953
Other liabilities	87,221			70,491
Equity	673,757			576,751

Total liabilities and shareholders’ equity	$8,785,381			$7,534,724

Interest rate spread (5) (8)			2.81%			2.97%
Net free funds/contribution (6)	$582,008		0.29	$533,612		0.22

Net interest income/Net interest margin (8)		$61,614	3.10%		$54,236	3.19%

Core net interest margin (7) (8)			3.32%			3.41%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended June 30, 2006 and 2005 were $372,000 and $354,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the second quarter of 2006 as compared to the first quarter of 2006 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2006			March 31, 2006
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$2,090,691	$25,397	4.87%	$2,060,242	$23,456	4.62%
Other earning assets (2) (3)(8)	32,304	566	7.00	31,818	473	5.94
Loans, net of unearned income (2) (4) (8)	5,849,916	109,525	7.51	5,408,010	96,781	7.26

Total earning assets (8)	$7,972,911	$135,488	6.82%	$7,500,070	$120,710	6.53%

Allowance for loan losses	(43,137)			(41,629)
Cash and due from banks	123,842			127,868
Other assets	731,765			653,568

Total assets	$8,785,381			$8,239,877

Interest-bearing deposits	$6,494,473	$62,069	3.83%	$6,202,123	$54,282	3.55%
Federal Home Loan Bank advances	371,369	3,714	4.01	356,655	3,280	3.73
Notes payable and other borrowings	233,430	2,687	4.62	85,889	654	3.09
Subordinated notes	61,242	1,056	6.82	50,000	801	6.41
Long-term debt – trust preferred securities	230,389	4,348	7.47	230,431	4,116	7.15

Total interest-bearing liabilities	$7,390,903	$73,874	4.01%	$6,925,098	$63,133	3.69%

Non-interest bearing deposits	633,500			595,322
Other liabilities	87,221			81,189
Equity	673,757			638,268

Total liabilities and shareholders’ equity	$8,785,381			$8,239,877

Interest rate spread (5) (8)			2.81%			2.84%
Net free funds/contribution (6)	$582,008		0.29	$574,972		0.28

Net interest income/Net interest margin (8)		$61,614	3.10%		$57,577	3.12%

Core net interest margin (7) (8)			3.32%			3.33%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarter ended June 30, 2006 was $372,000 and for the quarter ended March 31, 2006 was $413,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the second quarter of 2006 the net interest margin was 3.10%, a decrease of two basis points when compared to the net interest margin of 3.12% in first quarter of 2006 and a decrease of nine basis points when compared to the second quarter of 2005. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term debt — trust preferred securities, was 3.32% for the second quarter of 2006, 3.33% for the first quarter of 2006 and 3.41% for the second quarter of 2005.
The net interest margin declined nine basis points in the second quarter of 2006 compared to the second quarter of 2005 as the yield on earning assets increased by 100 basis points, the rate paid on interest-bearing liabilities increased by 116 basis points and the contribution from net free funds increased by seven basis points. The earning asset yield improvement in the second quarter of 2006 compared to the second quarter of 2005 was primarily attributable to a 110 basis point increase in the yield on loans. The higher loan yield is reflective of the interest rate increases effected by the Federal Reserve Bank offset by continued competitive loan pricing pressures. The interest-bearing liability rate increase of 116 basis points was due to higher costs of retail deposits as rates have generally risen in the past 12 months, continued competitive pricing pressures on fixed-maturity time deposits in most markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition. The net interest margin in the second quarter of 2006 declined slightly to 3.10% when compared to the 3.12% recorded in the first quarter of 2006 as the net interest margin in the last five quarters has been hampered by both the loan-to-deposit ratio falling below the Company’s targeted range of 85% to 90% and competitive loan pricing pressures in all lending areas. The competitive lending market has restricted anticipated improvements in the Company’s net interest margin in a rising rate environment due to loan portfolio yields increasing slower on loans than the rate on deposits.
The yield on total earning assets for the second quarter of 2006 was 6.82% as compared to 5.82% in the second quarter of 2005. The increase of 100 basis points from the second quarter of 2005 resulted primarily from the rising short-term interest rate environment in the last 24 months offset by the effects of a flattening yield curve and highly competitive pricing in all lending areas. The second quarter 2006 yield on loans was 7.51%, a 110 basis point increase when compared to the prior year second quarter yield of 6.41%. Compared to the first quarter of 2006, the yield on earning assets increased 29 basis points primarily as a result of a 25 basis point increase in the yield on total loans and a 25 basis point increase in the yield on liquidity management assets. The average loan-to-average deposit ratio was 82.1% in the second quarter of 2006, 82.8% in the second quarter of 2005 and 79.6% in the first quarter of 2006. Solid internal loan growth in the second quarter of 2006 helped improve this ratio.
The rate paid on interest-bearing deposits increased to 3.83% in the second quarter of 2006 as compared to 2.64% in the second quarter of 2005. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 5.25% in the second quarter of 2006 compared to 4.42% in the second quarter of 2005 and 4.93% in the first quarter of 2006 as a result of higher short-term funding and trust preferred borrowings costs. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the six months ended June 30, 2006 and 2005.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2006			June30, 2005
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$2,075,572	$48,853	4.75%	$1,613,378	$32,256	4.03%
Other earning assets (2) (3)(8)	32,062	1,038	6.48	32,743	920	5.66
Loans, net of unearned income (2) (4) (8)	5,630,511	206,306	7.39	4,953,408	153,474	6.25

Total earning assets (8)	$7,738,145	$256,197	6.68%	$6,599,529	$186,650	5.70%

Allowance for loan losses	(42,421)			(39,473)
Cash and due from banks	125,661			136,584
Other assets	682,908			577,794

Total assets	$8,504,293			$7,274,434

Interest-bearing deposits	$6,348,873	$116,351	3.70%	$5,266,607	$65,259	2.50%
Federal Home Loan Bank advances	364,043	6,994	3.87	319,667	5,617	3.54
Notes payable and other borrowings	159,822	3,341	4.21	231,606	2,684	2.34
Subordinated notes	55,652	1,857	6.64	50,000	1,424	5.66
Long-term debt – trust preferred securities	230,410	8,464	7.31	207,313	7,219	6.93

Total interest-bearing liabilities	$7,158,800	$137,007	3.86%	$6,075,193	$82,203	2.72%

Non-interest bearing deposits	614,136			566,768
Other liabilities	75,409			103,817
Equity	655,948			528,656

Total liabilities and shareholders’ equity	$8,504,293			$7,274,434

Interest rate spread (5) (8)			2.82%			2.98%
Net free funds/contribution (6)	$579,345		0.29	$524,336		0.22

Net interest income/Net interest margin (8)		$119,190	3.11%		$104,447	3.20%

Core net interest margin (7) (8)			3.32%			3.41%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2006 and 2005 were $784,000 and $651,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities. (4) Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
The tax-equivalent net interest income for the six months ending June 30, 2006 totaled $119.2 million, an increase of $14.7 million, or 14%, compared to the $104.4 million recorded for the same period in 2005. Growth in the Company’s earning asset base was the primary contributor to this increase. Average earning assets increased $1.1 billion, or 17%, in the first six months of 2006 compared to the same period of 2005. The 2006 year-to-date net interest margin was 3.11%, compared to 3.20% for the prior year period. The nine basis point decrease in net interest margin resulted from the yield on earning assets increasing by 98 basis points, the rate paid on interest-bearing liabilities increasing by 114 basis points and the contribution from net free funds increasing by seven basis points. The loan yield increased by 114 basis points while the rate paid on interest-bearing deposits increased 120 basis points in 2006 compared to 2005. The competitive lending markets described above in the quarterly results have impacted the year-to-date results in a similar manner. Loan yields increasing faster than interest-bearing deposit rates in a rising rate environment have not occurred as anticipated.

The yield on total earning assets for the first six months of 2006 was 6.68% compared to 5.70% in 2005, an increase of 98 basis points resulting primarily from the effect of higher yields on loans. Average loans, the highest yielding component of the earning asset base, increased $677 million, or 14%, in the first six months of 2006 compared to the prior year period. The average yield on loans during the six months ended June 30, 2006, was 7.39%, an increase of 114 basis points compared to 6.25% for the same period of 2005.
The rate paid on interest-bearing liabilities for the first six months of 2006 was 3.86% compared to 2.72% in the first six months of 2005, an increase of 114 basis points. Deposits accounted for 89% of total interest bearing liabilities in the first six months of 2006 and 87% in the same period of 2005. The average rate paid on deposits was 3.70% in the first six months of 2006, an increase of 120 basis points compared to the average rate of 2.50% in the first six months of 2005.
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended June 30, 2006 and March 31, 2006, the six-month periods ended June 30, 2006 and June 30, 2005 and the three-month periods ended June 30, 2006 and June 30, 2005. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	Second Quarter	First Six Months	Second Quarter
	of 2006	of 2006	of 2006
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2006	of 2005	of 2005
Tax-equivalent net interest income for comparative period	$57,577	$104,447	$54,236
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,647	17,494	8,815
Change due to interest rate fluctuations (rate)	(243)	(2,751)	(1,437)
Change due to number of days in each period	633	—	—

Tax-equivalent net interest income for the period ended June 30, 2006	$61,614	$119,190	$61,614

Non-interest Income
For the second quarter of 2006, non-interest income totaled $24.3 million and increased $7.8 million, or 47%, compared to the second quarter of 2005. For the six months ended June 30, 2006, non-interest income totaled $53.0 million, an increase of $12.1 million, or 30%, compared to the same period of 2005. The increases in both the quarterly and the year-to-date periods were significantly impacted by higher levels of trading income recognized related to changes in fair values of interest rate swaps.
The following tables present non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2006	2005	Change	Change
Brokerage	$5,086	$5,393	$(307)	(5.7)%
Trust and asset management	2,445	2,424	21	0.9

Total wealth management	7,531	7,817	(286)	(3.7)

Mortgage banking	5,860	5,555	305	5.5
Service charges on deposit accounts	1,746	1,594	152	9.5
Gain on sales of premium finance receivables	1,451	1,726	(275)	(15.9)
Administrative services	1,204	1,124	80	7.1
Gains (losses) on available-for-sale securities, net	(95)	978	(1,073)	(109.7)
Other:
Fees from covered call and put options	684	2,624	(1,940)	(73.9)
Trading income (loss) – net cash settlement of swaps	709	(31)	740	NM
Trading income (loss) – change in fair market value	2,609	(6,789)	9,398	NM
Bank Owned Life Insurance	676	550	126	22.9
Miscellaneous	1,918	1,393	525	37.7

Total other	6,596	(2,253)	8,849	NM

Total non-interest income	$24,293	$16,541	$7,752	46.9%

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2006	2005	Change	Change
Brokerage	$10,261	$10,914	$(653)	(6.0)%
Trust and asset management	7,407	4,847	2,560	52.8

Total wealth management	17,668	15,761	1,907	12.1

Mortgage banking	10,970	12,083	(1,113)	(9.2)
Service charges on deposit accounts	3,444	2,933	511	17.4
Gain on sales of premium finance receivables	2,446	3,382	(936)	(27.7)
Administrative services	2,358	2,138	220	10.3
Gains (losses) on available-for-sale securities, net	(15)	978	(993)	(101.5)
Other:
Fees from covered call and put options	2,489	5,377	(2,888)	(53.7)
Trading income – net cash settlement of swaps	1,231	43	1,188	NM
Trading income (loss) – change in fair market value	7,524	(5,719)	13,243	NM
Bank Owned Life Insurance	1,306	1,148	158	13.8
Miscellaneous	3,597	2,797	800	28.6

Total other	16,147	3,646	12,501	342.9

Total non-interest income	$53,018	$40,921	$12,097	29.6%

NM — data not meaningful

Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI, WHAMC and Focused Investments. Wealth management totaled $7.5 million in the second quarter of 2006, a $286,000 decrease from the $7.8 million recorded in the second quarter of 2005. For the six months ended June 30, 2006, wealth management fees increased $1.9 million, or 12%, compared to the same period last year. Trust and asset management revenue in the year-to-date period includes a $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund in the first quarter of 2006. While revenue from retail brokerage trading in the debt and equity markets decreased $307,000 compared to the second quarter of 2005, this revenue source was essentially the same as recorded in the first quarter of 2006. The Company anticipates continued recognition of revenue enhancement capabilities and cost saving opportunities as a result of the conversion to an out-sourced securities clearing platform completed by Wayne Hummer Investments in the third quarter of 2005 and continued growth of the wealth management platform throughout its banking locations. Wealth management growth generated in the banking locations is significantly outpacing the growth derived from the traditional Wayne Hummer Investments downtown Chicago sources.
Brokerage fees are impacted by trading volumes and trust and asset management fees are affected by the valuations of the equity securities under management. Wintrust’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream. Total assets under management and/or administration by WHTC and WHAMC were $1.2 billion at June 30, 2006, $1.6 billion at December 31, 2005 and $1.7 billion at June 30, 2005. The Wayne Hummer Growth Fund, which was managed by WHAMC and sold during the first quarter of 2006, had total assets of $162 million at December 31, 2005. In addition, during the second quarter of 2006 WHAMC ceased managing a low-margin institutional account with assets totaling approximately $240 million.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended June 30, 2006, this revenue source totaled $5.9 million, an increase of $305,000 when compared to the second quarter of 2005, attributable to a $1.1 million increase between the comparable periods in the income recorded to recognize the fair market value of mortgage banking derivatives (primarily rate lock commitments and commitments to sell loans to end investors) offset by lower levels of traditional mortgage banking revenue. For the six months ended June 30, 2006, mortgage banking revenue decreased $1.1 million when compared to the first half of 2005. This decrease is attributable to a $1.5 million decrease from traditional mortgage banking revenue partially offset by an increase of $753,000 in the income recorded to recognize the mortgage banking derivatives. Mortgage banking revenue was negatively impacted by the current interest rate environment and will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing rate environment may further negatively impact mortgage banking production and revenue. The Company adopted Statement of Financial Accounting Standards 156: Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 156”) as of January 1, 2006. SFAS 156 requires separately recognized servicing assets, in the Company’s case capitalized mortgage servicing rights (“MSRs”), to be recorded at fair value upon the purchase of a servicing right or selling of a loan with servicing retained. SFAS 156 also permits entities to choose to either subsequently measure MSRs at fair value and report changes in the fair value in earnings or amortize MSRs in proportion to and over the estimated net servicing income and assess them for impairment. The latter method results in recording MSRs at lower of amortized cost or fair value. The Company has elected to subsequently measure MSRs at fair value. In connection with the adoption of SFAS 156 the Company recorded an increase in the beginning balance of retained earnings by $1.1 million (to reflect the excess of the fair value over the carrying value of the MSRs at the date of adoption, net of tax, as a cumulative-effect adjustment of the change in accounting.) At June 30, 2006, the Company serviced approximately $508 million of mortgage loans for others. The fair value of the MSRs related to such loans totaled $5.6 million and is included in “accrued interest receivable and other assets” on the Consolidated Statements of Condition.
Service charges on deposit accounts totaled $1.7 million for the second quarter of 2006, an increase of $152,000, or 10%, when compared to the same quarter of 2005. On a year-to-date basis, service charges on deposit accounts totaled $3.4 million, an increase of $511,000, or 17%, compared to the same period of 2005. Deposit service charges primarily relate to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

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
In the second quarter of 2006, the Company sold $203 million of premium finance receivables to an unrelated third party and recognized gains of $1.5 million related to this activity, compared with $1.7 million of recognized gains in the second quarter of 2005 on sales of $138 million. On a year-to-date basis, the Company recognized gains of $2.4 million in 2006 on sales of $303 million, compared to gains of $3.4 million in 2005 on sales of $284 million of receivables. Recognized gains related to this activity are significantly influenced by the spread between the yield on the loans sold and the rate passed on to the purchaser. The yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread ranged from 2.62% to 3.24% in the first six months of 2006, compared to a range of 3.46% to 3.74% in the first six months of 2005. The spreads narrowed as yields on the premium finance receivables have not risen commensurately with increases in short term rates. The lower amount of gain recognized in the second quarter of 2006 compared to the prior year quarter, was primarily due to the lower interest rate spread on the loans sold offset by a higher volume of loans sold. The Company continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from customers, including an estimate of late fees, the amounts due to the purchaser of the loans, commissions paid to agents as well as estimates of the terms of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as adjustments to the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. In the second quarter of 2006, clean up calls resulted in a charge of approximately $7,000 compared to gains of $79,000 (primarily from reversing the remaining balances of the related liability for the Company’s recourse obligation related to the loans) in the second quarter of 2005. Credit losses were estimated at 0.15% of the estimated average balance for loans sold in the second quarter of 2006 and 2005. (See “Allowance for Credit Losses” section later in this report for more details.) The estimated average terms of the loans during the second quarters of 2006 and 2005 were approximately 9 months. The applicable discount rate used in determining gains related to this activity was unchanged during 2005 and 2006.
At June 30, 2006, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $302 million. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At June 30, 2006, the recourse obligation carried in other liabilities was approximately $271,000.
Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first six months of 2006 and 2005 for premium finance receivables sold and serviced for others, totaled $118,000 and $81,000, respectively. At June 30, 2006, non-performing loans related to this sold portfolio were approximately $1.7 million, or 0.56% of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
Wintrust has a strategy of targeting its average loan-to-deposit ratio in the range of 85-90%. During the second quarter of 2006, the ratio was approximately 82%. In the short-term, the ratio was below the targeted range as deposit growth at recently opened de novo branches and acquired banks was very strong and loan originations at the Banks were slower than expected as the Company chose not to compromise on underwriting standards when competing for loan balances. Consistent with the Company’s strategy to be asset-driven and the liquidity benefits of selling a portion of the premium finance receivables originated, it is probable that similar sales of premium finance receivables will occur in the future.

The administrative services revenue contributed by Tricom added $1.2 million to total non-interest income in the second quarter of 2006, an increase of $80,000 compared to the second quarter of 2005. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. On a year-to-date basis, administrative service revenue increased $220,000, or 10%.
Fees from covered call option transactions were $684,000 in the second quarter of 2006, reflecting a decrease of $1.9 million from the $2.6 million recognized in the second quarter of 2005. On a year-to-date basis the Company recognized fee income of $2.5 million in 2006 and $5.4 million in 2005. As the Company strives to write these call options at strike prices near the historical cost basis of the underlying securities, adjusted for amortization/accretion, the increase in market interest rates in the first six months of 2006 resulted in unrealized losses in the securities and the ability to realize less premium income for covered call options written against such securities. During the first six months of 2006, call option contracts were written against $1.1 billion of underlying securities compared to $1.6 billion in the first six months of 2005. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at June 30, 2006, December 31, 2005 or June 30, 2005.
The Company recognized trading income related to interest rate swaps not designated in hedge relationships and the trading account assets of its broker-dealers. Trading income recognized for the net cash settlement of swaps is income that would have been recognized regardless of whether the swaps were designated in hedging relationships. However, in the absence of hedge accounting, the net cash settlement of the swaps is included in trading income rather than net interest income. Total trading income in the second quarter of 2006 totaled $3.3 million compared to a loss of $6.8 million the second quarter of 2005. On a year-to-date basis trading income totaled $8.8 million, compared to a loss of $5.7 million in the same period of 2005. The trading income is almost entirely related to the appreciation in the interest rate swaps as the fair market value of the rate swaps increased as rates have risen since June 30, 2005. In July 2006, the Company settled its position in these interest rate swap contracts by selling them to third parties at prices similar to the fair values recorded as of June 30, 2006. The Company realized approximately $5.8 million from the settlement of these swaps and eliminated any further earnings volatility due to the changes in fair values. These interest rate swaps were initially entered into to hedge the Company’s variable rate trust-preferred securities and subordinated notes and were determined to not qualify for hedge accounting. Management is currently reviewing various alternative derivative products to hedge these debt instruments.
Bank Owned Life Insurance (“BOLI”) income totaled $676,000 in the second quarter of 2006 and $550,000 in the same period of 2005. This income represents adjustments to the cash surrender value of BOLI policies. The Company originally purchased $41.1 million of BOLI in 2002 to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executives’ employment contracts. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of The Lakes and $8.4 million owned by Hinsbrook Bank when Wintrust acquired these banks. As of June 30, 2006, the Company’s recorded investment in BOLI was $80.4 million. Income attributable to changes in cash surrender value of the BOLI policies was $1.3 million for the first six months of 2006 and $1.1 million for the same period of 2005.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.9 million in the second quarter of 2006 and $1.4 million in the second quarter of 2005. On a year-to-date basis, miscellaneous other non-interest income totaled $3.6 million in 2006 and $2.8 million in 2005.

Non-interest Expense
Non-interest expense for the second quarter of 2006 totaled $55.9 million and increased $6.9 million, or 14%, from the second quarter 2005 total of $49.0 million. For the first six months of 2006, non-interest expense totaled $110.4 million and increased $13.0 million, or 13%, from the $97.3 million reported for the first six months of 2005. Most categories of non-interest expense increased in these quarterly and year-to-date periods as a result of the acquisition of Hinsbrook Bank in May 2006, the continued expansion of the Banks with new branch locations and the opening of the Company’s newest de novo bank at the end of the first quarter of 2006. The acquisition of Hinsbrook Bank added $900,000 to total non-interest expense in the second quarter of 2006. Including Hinsbrook Bank’s five banking locations, Wintrust added or expanded 19 locations in the past 12 months that increased most categories of non-interest expense. Salary and employee benefits, equipment, occupancy and marketing are directly impacted by the addition of new locations and the expansion of existing locations. Since June 30, 2005, total loans and total deposits increased 21% and 20%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base.

The following tables present non-interest expense by category for the periods presented:

	Three Months Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2006	2005	Change	Change
Salaries and employee benefits	$33,351	$29,181	$4,170	14.3%
Equipment	3,293	2,977	316	10.6
Occupancy, net	4,845	3,862	983	25.5
Data processing	2,025	1,743	282	16.2
Advertising and marketing	1,249	1,216	33	2.7
Professional fees	1,682	1,505	177	11.8
Amortization of other intangible assets	823	869	(46)	(5.3)
Other:
Commissions – 3rd party brokers	999	902	97	10.8
Postage	992	994	(2)	(0.2)
Stationery and supplies	789	811	(22)	(2.7)
Miscellaneous	5,859	4,956	903	18.2

Total other	8,639	7,663	976	12.7

Total non-interest expense	$55,907	$49,016	$6,891	14.1%

	Six Months Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2006	2005	Change	Change
Salaries and employee benefits	$66,829	$58,644	$8,185	14.0%
Equipment	6,467	5,726	741	12.9
Occupancy, net	9,513	7,701	1,812	23.5
Data processing	3,884	3,458	426	12.3
Advertising and marketing	2,369	2,210	159	7.2
Professional fees	3,118	2,974	144	4.8
Amortization of other intangible assets	1,566	1,625	(59)	(3.6)
Other:
Commissions – 3rd party brokers	2,091	1,915	176	9.2
Postage	1,878	1,899	(21)	(1.1)
Stationery and supplies	1,578	1,642	(64)	(3.9)
Miscellaneous	11,074	9,526	1,548	16.3

Total other	16,621	14,982	1,639	10.9

Total non-interest expense	$110,367	$97,320	$13,047	13.4%

Salaries and employee benefits comprised 60% of total non-interest expense in the second quarter of 2006 and in the second quarter of 2005. Salaries and employee benefits totaled $33.4 million for the second quarter of 2006, an increase of $4.2 million, or 14%, compared to the prior year’s second quarter total of $29.2 million. On a year-to-date basis, salaries and employee benefits totaled $66.8 million, an increase of $8.2 million, or 14%, as compared to the prior year amount. Hinsbrook Bank contributed $449,000 to salaries and employee benefits expense since May 31, 2006. The adoption of SFAS 123R on January 1, 2006, accounted for $1.3 million of the increase in the quarterly period and $2.7 million of the increase in the year-to-date period. See Note 12, Stock-Based Compensation Plans, of the Financial Statements presented under Item 1 of this report for additional information on the adoption of SFAS 123R. The balance of the increase was attributable to annual salary adjustments, increases in employee benefits expense and the general growth and development of the banking franchise.
Occupancy expense for the second quarter of 2006 was $4.8 million, an increase of $983,000, or 26%, compared to the same period of 2005. On a year-to-date basis, occupancy expense totaled $9.5 million, an increase of $1.8 million, or 24%, compared to the $7.7 million recorded for the same period of 2005. Occupancy expense increased primarily as a result of the Company’s continued banking expansion.
Commissions paid to third party brokers primarily represent the commissions paid on revenue generated by Focused through its network of unaffiliated banks.
Other categories of non-interest expense, including equipment expense, data processing, advertising and marketing and other, increased in the second quarter of 2006 over the second quarter of 2005 as well as in the first six months of 2006 relative to the same period last year. These increases are noted in the preceding tables of non-interest expense and are due primarily to the general growth and expansion of the banking franchise. The percentage increase in each of these categories is in line with the 21% increase in total loans and 20% increase in total deposits over the last twelve months.
Income Taxes
The Company recorded income tax expense of $10.3 million for the three months ended June 30, 2006 compared to $7.1 million for the same period of 2005. On a year-to-date basis, income tax expense was $21.2 million in 2006 and $16.2 million in 2005. The effective tax rate was 36.8% and 35.5% in the second quarter of 2006 and 2005, respectively, and 36.6% and 36.1% on a year-to-date basis for 2006 and 2005, respectively.

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
The banking segment’s net interest income for the quarter ended June 30, 2006 totaled $60.1 million as compared to $52.4 million for the same period in 2005, an increase of $7.7 million, or 15%. This increase resulted from average total earning asset growth of $1.1 billion offset by the effect of a 9 basis point decrease in net interest margin. The banking segment’s non-interest income totaled $10.3 million in the second quarter of 2006, a decrease of $2.0 million, or 16%, when compared to the second quarter of 2005 total of $12.3 million. The decrease in non-interest income is primarily a result of a lower level of fees from covered call options. The banking segment’s net income for the quarter ended June 30, 2006 totaled $16.9 million, a decrease of $479,000, or 3%, as compared to the second quarter of 2005 total of $17.4 million. On a year-to-date basis, net interest income totaled $116.4 million for the first six months of 2006, an increase of $16.0 million, or 16%, as compared to the $100.4 million recorded in the same period last year. This increase resulted from average total earning asset growth of $1.1 billion. Non-interest income decreased $3.6 million to $20.8 million in the first six months of 2006 compared to the second quarter of 2005. The banking segment’s after-tax profit for the six months ended June 30, 2006, totaled $33.1 million, an increase of $577,000, or 2%, as compared to the prior year total of $32.5 million. The banking segment accounted for the majority of the Company’s total asset growth since June 30, 2005, increasing by $1.5 billion.
Net interest income for the premium finance segment totaled $10.0 million for the quarter ended June 30, 2006, a decrease of $146,000, or 1%, compared to the $10.2 million in the same period in 2005. This segment was negatively impacted by both competitive asset pricing pressures and higher variable funding costs over the last twelve months. The premium finance segment’s non-interest income totaled $1.5 million and $1.9 million for the quarters ended June 30, 2006, and 2005, respectively. Non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Wintrust sold $203 million of premium finance receivables to an unrelated third party financial institution in the second quarter of 2006 and $138 million in the second quarter of 2005. Net after-tax profit of the premium finance segment totaled $5.0 million and $5.6 million for the quarters ended June 30, 2006 and 2005, respectively. On a year-to-date basis, net interest income totaled $19.6 million for the first six months of 2006, a decrease of $1.4 million, or 7%, as compared to the $21.1 million recorded last year. Non-interest income decreased $1.2 million to $2.4 million in the first six months of 2006 as a result of lower interest rate spread realized on the loans sold to an unrelated third party partially offset by a larger volume of premium finance receivables sold to an unrelated third party in the first six months of 2006 ($303 million) than in the first six months of 2005 ($284 million). The premium finance segment’s after-tax profit for the six months ended June 30, 2006, totaled $9.7 million, a decrease of $1.9 million, or 17%, as compared to the prior year total of $11.6 million.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $934,000 in the second quarter of 2006, down approximately $53,000 when compared to the $987,000 reported for the same period in 2005. Increasing sales penetration helped offset the effects of competitive pricing pressures, causing the administrative services revenues in the second quarter of 2006 to increase $80,000 over the second quarter of 2005. The segment’s net income was $453,000 in the second quarter of 2006 compared to $407,000 in the same quarter in 2005. On a year-to-date basis, net interest income totaled $1.9 million for each of the first six months of 2006 and 2005. Non-interest income increased $219,000 to $2.4 million in the first six months of 2006. The Tricom segment’s after-tax profit for the six months ended June 30, 2006, totaled $825,000, an increase of $24,000, or 3%, as compared to $801,000 in the first six months of 2005.

The wealth management segment reported net interest income of $272,000 for the second quarter of 2006 compared to $418,000 in the same quarter of 2005. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of a portion of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks. The allocated net interest income included in this segment’s profitability was $28,000 ($17,000 after tax) in the second quarter of 2006 and $25,000 ($15,000 after tax) in the second quarter of 2005. This segment recorded non-interest income of $8.9 million for the second quarter of 2006 as compared to $9.3 million for the second quarter of 2005, a decrease of $425,000 or 5%. The wealth management segment’s net loss totaled $433,000 for the second quarter of 2006 compared to a loss of $264,000 for the second quarter of 2005. In the second quarter of 2006, WHAMC ceased managing a low-margin institutional account with assets totaling approximately $240 million. On a year-to-date basis, net interest income totaled $641,000 for the first six months of 2006, a decrease of $423,000, or 40%, as compared to the $1.1 million recorded last year. The allocated net interest income included in this segment’s profitability was $120,000 ($74,000 after tax) in the first six months of 2006 and $327,000 ($201,000 after tax) in the first six months of 2005. Rising short-term interest rates, coupled with the flattening of the yield curve, have diminished the portion of the contribution from these funds allocated to the wealth management segment. Non-interest income increased $2.5 million to $20.6 million in the first six months of 2006. This increase was primarily related to a $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund. This segment’s after-tax profit for the six months ended June 30, 2006, totaled $654,000 compared to the prior year loss of $688,000, an increase of $1.3 million. The bulk of this increase is attributable to the $2.4 million gain on the sale of the Wayne Hummer Growth Fund.

FINANCIAL CONDITION
Total assets were $9.2 billion at June 30, 2006, representing an increase of $1.4 billion, or 18%, over $7.8 billion at June 30, 2005. Approximately $563 million of the increase in total assets in this period is a result of the acquisition of Hinsbrook Bank while the remaining increase is primarily a result of the addition of other new Bank locations and the expansion of existing locations. Total assets at June 30, 2006, increased $791 million, or 38% on an annualized basis, since March 31, 2006. Total funding, which includes deposits, all notes and advances, including the Long-term debt-trust preferred securities, was $8.5 billion at June 30, 2006, representing an increase of $1.3 billion, or 18%, over the June 30, 2005 reported amounts. Total funding at June 30, 2006, increased $722 million, or 37% on an annualized basis, since December 31, 2005. See Notes 3-7 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2006		March 31, 2006		June 30, 2005
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$3,499,902	44%	$3,193,336	43%	$2,890,876	42%
Home equity	630,806	8	621,154	8	638,139	9
Residential real estate (1)	369,721	5	347,163	5	398,616	6
Premium finance receivables	986,160	12	913,198	12	808,490	12
Indirect consumer loans	224,715	3	205,102	3	189,974	3
Tricom finance receivables	40,173	1	43,567	—	33,726	—
Other loans	98,439	1	84,490	1	108,083	2

Total loans, net of unearned income	$5,849,916	74%	$5,408,010	72%	$5,067,904	74%
Liquidity management assets (2)	2,090,691	26	2,060,242	28	1,723,855	25
Other earning assets (3)	32,304	—	31,818	—	31,382	1

Total average earning assets	$7,972,911	100%	$7,500,070	100%	$6,823,141	100%

Total average assets	$8,785,381		$8,239,877		$7,534,724

Total average earning assets to total average assets		91%		91%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the second quarter of 2006 increased $1.1 billion, or 17%, to $8.0 billion, compared to the second quarter of 2005. The ratio of total average earning assets as a percent of total average assets remained consistent at 91% for each of the quarterly periods shown in the above table.
Total average loans during the second quarter of 2006 increased $782 million, or 15%, over the previous year second quarter. Average commercial and commercial real estate loans increased 21%, premium finance receivable increased 22% and Tricom finance receivables increased 19% in the second quarter of 2006 compared to the average balances in the second quarter of 2005. Average total loans increased $442 million, or 33% on an annualized basis, over the average balance in the first quarter of 2006. The acquisition of Hinsbrook Bank (effective May 31, 2006), contributed approximately $124 million to average total loans in the second quarter of 2006.

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

	Average Balances for the
	Six Months Ended
	June 30, 2006		June 30, 2005
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$3,347,496	43%	$2,774,934	42%
Home equity	626,041	8	620,224	9
Residential real estate (1)	358,415	5	388,764	6
Premium finance receivables	949,900	12	842,388	13
Indirect consumer loans	214,989	3	189,677	3
Tricom finance receivables	41,861	1	31,662	—
Other loans	91,809	1	105,759	2

Total loans, net of unearned income	5,630,511	73	4,953,408	75
Liquidity management assets (2)	2,075,572	27	1,613,378	24
Other earning assets (3)	32,062	—	32,743	1

Total average earning assets	$7,738,145	100%	$6,599,529	100%

Total average assets	$8,504,293		$7,274,434

Total average earning assets to total average assets		91%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the six months ended June 30, 2006 increased $1.1 billion, or 17%, over the first six months of 2005. The ratio of year-to-date total average earning assets as a percent of total average assets remained consistent at 91% for each reporting period shown in the above table, consistent with this ratio on a quarterly basis. Total average loans increased by $677 million in the first six months of 2006 compared to the same period of 2005. Average commercial and commercial real estate loans increased 21%, Tricom finance receivables increased 32% and indirect auto loans increased 13% in the first six months of 2006 compared to the first six months of 2005.
Deposits
Total deposits at June 30, 2006, were $7.6 billion and increased $1.3 billion, or 20%, compared to total deposits at June 30, 2005. See Note 5 to the financials statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2006		March 31, 2006		June 30, 2005
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$633,500	9%	$595,322	9%	$597,953	10%
NOW accounts	772,420	11	714,361	11	717,873	12
Wealth management deposits	441,665	6	425,528	6	403,326	6
Money market accounts	623,646	9	602,217	9	663,005	11
Savings accounts	308,540	4	306,545	4	304,082	5
Time certificates of deposit	4,348,202	61	4,153,472	61	3,434,929	56

Total average deposits	$7,127,973	100%	$6,797,445	100%	$6,121,168	100%

Total average deposits for the second quarter of 2006 were $7.1 billion, an increase of $1.0 billion, or 16%, over the second quarter of 2005 and an increase of $331 million, or 20% on an annualized basis, over the first quarter of 2006. The acquisition of Hinsbrook Bank (effective May 31, 2006), contributed approximately $141 million to average deposits in the second quarter of 2006.
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
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $896 million in the second quarter of 2006, an increase of $130 million compared to the second quarter of 2005 average balance of $766 million, and an increase of $173 million compared to the first quarter 2006 average balance of $723 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2006	2006	2005
Notes payable	$4,615	$1,000	$6,985
Federal Home Loan Bank advances	371,369	356,655	341,361

Other borrowings:
Federal funds purchased	68,514	2,980	5,239
Securities sold under repurchase agreements	158,209	79,664	149,670
Other	2,092	2,245	3,120

Total other borrowings	228,815	84,889	158,029

Subordinated notes	61,242	50,000	50,000
Long-term debt — trust preferred securities	230,389	230,431	209,939

Total other funding sources	$896,430	$722,975	$766,314

Notes payable represents the average amount outstanding on the Company’s $51.0 million loan agreement with an unaffiliated bank. In the second quarter of 2006, the Company used this borrowing facility to add capital to the Banks and for other general corporate purposes. The balance of notes payable as of June 30, 2006, was $30.0 million.
In May 2006, in connection with the acquisition of Hinsbrook Bank, the Company increased its outstanding subordinated notes with the funding of a $25.0 million subordinated note with the holder of the other subordinated notes with substantially similar terms as the other subordinated notes. The Company also acquired $8.0 million of subordinated debt that was on Hinsbrook’s balance sheet. Subordinated notes totaled $83.0 million as of June 30, 2006.
In August 2005, the Company issued $40.0 million of trust preferred securities through Wintrust Capital Trust VIII and redeemed $20.0 million of trust preferred securities previously issued through Wintrust Capital Trust II, resulting in an increase in average long-term debt — trust preferred securities in the first and second quarters of 2006 as compared to the second quarter of 2005.
See Notes 6 and 7 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources.
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2006 as compared to December 31, 2005.

Shareholders’ Equity
Total shareholders’ equity was $721.8 million at June 30, 2006 and increased $124.8 million since June 30, 2005 and $93.9 million since the end of 2005. Significant increases from December 31, 2005, include the retention of $33.2 million of earnings (net income of $36.6 million less dividends of $3.4 million), $57.1 million from the issuance of 1.1 million shares of the Company’s common stock in connection with business combinations, $11.6 million from the issuance of new shares of the Company’s common stock in settlement of the forward sale agreement of common stock, $11.1 million for SFAS 123(R), $5.7 million from the issuance of shares of the Company’s common stock and related tax benefit pursuant to various stock compensation plans and $1.1 million from the cumulative-effect adjustment of the change in accounting for MSRs pursuant to SFAS 156. Increases in unrealized net losses from available-for-sale securities, net of tax, decreased shareholders’ equity $29.6 million from December 31, 2005. The annualized return on average equity for the three months ended June 30, 2006 was 10.48%, compared to 9.03% for the second quarter of 2005.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2006	2006	2005
Leverage ratio	8.2%	8.6%	8.1%
Tier 1 capital to risk-weighted assets	9.5	10.5	9.8
Total capital to risk-weighted assets	11.3	11.9	11.4
Total average equity-to-total average assets *	7.7	7.7	7.7

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital to risk-weighted assets ratio with these new issuances of regulatory capital. As indicated in Note 7 to the Financial Statements presented under Item 1 of this report, in August 2005, the Company issued $40.0 million of additional trust preferred securities and redeemed $20.0 million of 10.50% fixed rate trust preferred securities. In addition, on October 25, 2005, the Company signed a $25.0 million subordinated note agreement, which was funded in the second quarter of 2006. See Note 6 to the financial statements presented under Item 1 of this report for further information on the terms of this note.
In January and July 2006, Wintrust declared semi-annual cash dividends of $0.14 per common share. In January and July 2005, Wintrust declared semi-annual cash dividends of $0.12 per common share. The dividend payout ratio (annualized) was 9.6% for the first six months of 2006 and 9.9% for the first six months of 2005. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
In December 2004, the Company completed an underwritten public offering of 1.2 million shares of its common stock at $59.50 per share. The offering was made under the Company’s current shelf registration statement filed with the SEC in October 2004. In connection with the public offering, the Company entered into a forward sale agreement relating to 1.2 million shares of its common stock. The use of the forward sale agreement allowed the Company to deliver common stock and receive cash at the Company’s election, to the extent provided by the forward sale agreement. Management believes this flexibility allowed a more timely and efficient use of capital resources. The Company’s objective with the use of the forward sale agreement was to efficiently provide funding for the acquisitions of Antioch and FNBI and for general corporate purposes. The Company issued 1.0 million shares of common stock in March 2005 in partial settlement of the forward sale agreement and received net proceeds of approximately $55.9 million. In May 2006, the Company issued the remaining 200,000 shares of common stock under this forward sale agreement and received net proceeds of approximately $11.6 million to provide funding for the acquisition of HBI.

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$40,367	$39,337	$40,283	$34,227

Provision for credit losses	1,743	1,294	3,279	2,525

Allowance acquired in business combinations	3,852	—	3,852	4,793

Reclassification to allowance for unfunded loan commitments	—	—	—	—

Charge-offs:
Commercial and commercial real estate loans	967	554	2,077	1,217
Home equity loans	—	—	22	—
Residential real estate loans	5	—	32	44
Consumer and other loans	79	92	190	139
Premium finance receivables	577	416	1,023	859
Indirect consumer loans	95	121	172	234
Tricom finance receivables	—	—	—	—

Total charge-offs	1,723	1,183	3,516	2,493

Recoveries:
Commercial and commercial real estate loans	117	46	237	243
Home equity loans	22	—	22	—
Residential real estate loans	—	—	—	—
Consumer and other loans	58	9	83	15
Premium finance receivables	136	172	273	312
Indirect consumer loans	24	47	83	100
Tricom finance receivables	—	—	—	—

Total recoveries	357	274	698	670

Net charge-offs	(1,366)	(909)	(2,818)	(1,823)

Allowance for loan losses at period-end	$44,596	$39,722	$44,596	$39,722

Allowance for lending-related commitments at period-end	$491	$—	$491	$—

Allowance for credit losses at period-end	$45,087	$39,722	$45,087	$39,722

Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.10%	0.07%	0.11%	0.07%
Home equity loans	(0.01)	—	—	—
Residential real estate loans	0.01	—	0.02	0.02
Consumer and other loans	0.09	0.31	0.24	0.24
Premium finance receivables	0.18	0.12	0.16	0.13
Indirect consumer loans	0.13	0.16	0.08	0.14
Tricom finance receivables	—	—	—	—

Total loans, net of unearned income	0.09%	0.07%	0.10%	0.07%

Net charge-offs as a percentage of the provision for credit losses	78.37%	70.25%	85.94%	72.20%

Loans at period-end			$6,055,140	$5,023,087
Allowance for loan losses as a percentage of loans at period-end			0.74%	0.79%
Allowance for credit losses as a percentage of loans at period-end			0.74%	0.79%

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
The provision for credit losses totaled $1.7 million for the second quarter of 2006, compared to $1.3 million for the second quarter of 2005. For the quarter ended June 30, 2006 net charge-offs totaled $1.4 million, compared to $909,000 for the same period of 2005. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.09% in the second quarter of 2006 and 0.07% in the same period in 2005. The increase in the provision for credit losses in the second quarter of 2006 is primarily a result of a higher level of net charge-offs recorded.
On a year-to-date basis, the provision for credit losses totaled $3.3 million for the first six months of 2006, compared to $2.5 million for the first six months of 2005. Net charge-offs for the first six months of 2006 totaled $2.8 million, compared to $1.8 million for the first six months of 2005. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.10% for the six months of 2006 and 0.07% in the same period in 2005. The increase in the provision for credit losses for the first six months of 2006 is primarily a result of a higher level of net charge-offs recorded.
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
Management believes the allowance for loan losses is adequate to provide for inherent losses in the portfolio. There can be no assurances however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The amount of future additions to the allowance for loan losses will be dependent upon management’s assessment of the adequacy of the allowance based on its evaluation of economic conditions, changes in real estate values, interest rates, the regulatory environment, the level of past-due, non-performing loans, and other factors.
Past Due Loans and Non-performing Assets
The following table sets forth Wintrust’s non-performing assets at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table.

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2006	2006	2005	2005

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$505	$507	$159	$315
Commercial, consumer and other	4,399	2,891	1,898	1,381
Premium finance receivables	3,024	3,738	5,211	3,282
Indirect consumer loans	113	247	228	258
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	8,041	7,383	7,496	5,236

Non-accrual loans:
Residential real estate and home equity	1,326	234	457	843
Commercial, consumer and other	11,586	10,358	11,712	9,599
Premium finance receivables	6,180	6,402	6,189	6,088
Indirect consumer loans	214	216	335	145
Tricom finance receivables	—	—	—	—

Total non-accrual	19,306	17,210	18,693	16,675

Total non-performing loans:
Residential real estate and home equity	1,831	741	616	1,158
Commercial, consumer and other	15,985	13,249	13,610	10,980
Premium finance receivables	9,204	10,140	11,400	9,370
Indirect consumer loans	327	463	563	403
Tricom finance receivables	—	—	—	—

Total non-performing loans	27,347	24,593	26,189	21,911

Other real estate owned	2,519	1,952	1,400	—

Total non-performing assets	$29,866	$26,545	$27,589	$21,911

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity	0.19%	0.08%	0.07%	0.13%
Commercial, consumer and other	0.41	0.39	0.42	0.36
Premium finance receivables	0.98	1.12	1.40	1.18
Indirect consumer loans	0.14	0.22	0.28	0.21
Tricom finance receivables	—	—	—	—

Total non-performing loans	0.45%	0.45%	0.50%	0.44%

Total non-performing assets as a percentage of total assets	0.33%	0.32%	0.34%	0.28%

Allowance for loan losses as a percentage of non-performing loans	163.08%	164.15%	153.82%	181.28%

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $1.8 million at June 30, 2006. The balance increased $673,000 from June 30, 2005 and $1.1 million from March 31, 2006. The acquisition of Hinsbrook Bank accounted for $414,000 of the increase. Each non-performing credit is well secured and in the process of collection. Management believes that the current reserves against these credits are appropriate to cover any potential losses.

Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $16.0 million as of June 30, 2006. The balance in this category increased $5.0 million from June 30, 2005 and $2.7 million from March 31, 2006. The acquisition of Hinsbrook Bank accounted for $2.8 million of increase. Management believes that the current reserves against these credits are appropriate to cover any potential losses on any of the relatively small number of credits in this category.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	June 30,	March 31,	June 30,
(Dollars in thousands)	2006	2006	2005

Non-performing premium finance receivables	$9,204	$10,140	$9,370
- as a percent of premium finance receivables outstanding	0.98%	1.12%	1.18%

Net charge-offs of premium finance receivables	$441	$309	$244
- annualized as a percent of average premium finance receivables	0.18%	0.14%	0.12%

The level of non-performing premium finance receivables as a percent of total premium finance receivables improved from the levels reported at March 31, 2006 and June 30, 2005. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $327,000 at June 30, 2006, compared to $403,000 at June 30, 2005 and $463,000 at March 31, 2006. The ratio of these non-performing loans to total indirect consumer loans was 0.14% at June 30, 2006, compared to 0.21% at June 30, 2005 and 0.22% at March 31, 2006. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.13% for the quarter ended June 30, 2006 compared to 0.16% for the quarter ended June 30, 2005. The levels of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Problem Loan Report”) as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks’ and Wintrust’s Risk Management committees, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of June 30, 2006, March 31, 2006, and June 30, 2005 totaled $99.9 million, $71.7 million and $72.0 million, respectively. The acquisition of Hinsbrook Bank accounted for $23.4 million of the increase in Problem Loan Report loans from March 31, 2006 to June 30, 2006. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.
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
Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result interest rates fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations. Please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the net interest margin.
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
The Company’s exposure to interest rate risk is reviewed on a regular basis by management and the Risk Management Committees of the Boards of Directors of the Banks and the Company. The objective is to measure the effect of interest rates on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income. Tools used by management include a standard gap analysis and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities re-pricing over a given time frame is considered asset sensitive and will generally benefit from rising rates, and conversely, a higher level of re-pricing liabilities versus assets would generally be beneficial in a declining rate environment.
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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of June 30, 2006:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$106,588	—	—	—	106,588
Interest-bearing deposits with banks	11,850	—	—	—	11,850
Available-for-sale securities	274,085	334,744	518,467	825,137	1,952,433

Total liquidity management assets	392,523	334,744	518,467	825,137	2,070,871
Loans, net of unearned income (1)	3,791,645	1,001,897	1,199,122	175,431	6,168,095
Other earning assets	32,642	—	—	—	32,642

Total earning assets	4,216,810	1,336,641	1,717,589	1,000,568	8,271,608
Other non-earning assets	—	—	—	901,176	901,176

Total assets (RSA)	$4,216,810	1,336,641	1,717,589	1,901,744	9,172,784

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$3,355,754	2,410,337	979,654	130,007	6,875,752
Federal Home Loan Bank advances	14,770	44,130	152,738	168,011	379,649
Notes payable and other borrowings	110,097	—	—	—	110,097
Subordinated notes	83,000	—	—	—	83,000
Long-term debt — trust preferred securities	192,061	—	6,304	32,010	230,375

Total interest-bearing liabilities	3,755,682	2,454,467	1,138,696	330,028	7,678,873
Demand deposits	—	—	—	686,869	686,869
Other liabilities	—	—	—	85,239	85,239
Shareholders’ equity	—	—	—	721,803	721,803

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(208,497)	—	20,504	187,993	—
Interest rate swap (Company pays floating, receives fixed)	34,854	(1,292)	(2,512)	(31,050)	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$3,582,039	2,453,175	1,156,688	1,980,882	9,172,784

Repricing gap (RSA — RSL)	$634,771	(1,116,534)	560,901	(79,138)
Cumulative repricing gap	$634,771	(481,763)	79,138	—

Cumulative RSA/Cumulative RSL	118%	92%	101%
Cumulative RSA/Total assets	46%	61%	79%
Cumulative RSL/Total assets	39%	66%	78%

Cumulative GAP/Total assets	7%	(5)%	1%
Cumulative GAP/Cumulative RSA	15%	(9)%	1%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and are included in 0-90 days.
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

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at June 30, 2006, December 31, 2005 and June 30, 2005, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to an immediate 100 and 200 basis point shift in the yield curve:
June 30, 2006	0.9%	0.4%	(1.8)%	(5.0)%
December 31, 2005	1.4%	1.1%	(3.9)%	(8.7)%
June 30, 2005	8.5%	1.9%	(5.9)%	(12.9)%

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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. As of June 30, 2006, the Company had $243 million of interest rate swaps outstanding. See Note 9 of the Financial Statements presented under Item 1 of this report for further information on the Company’s derivative financial instruments.
During the first six months of 2006, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of net interest margin compression and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2006.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Board of Directors approved the repurchase of up to an aggregate of 450,000 shares of its common stock pursuant to the repurchase agreement that was publicly announced on January 27, 2000. No shares were repurchased in the first six months of 2006, and as of June 30, 2006, 85,950 shares were available for repurchase. On July 31, 2006, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of its outstanding common stock over the next 18 months. This repurchase plan supercedes the previously announced share repurchase plan.
Item 4: Submission of Matters to a Vote of Security Holders.
(a) The Annual Meeting of Shareholders was held on May 25, 2006.
(b) At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
1.	To elect four Class I Directores to hold office for a three year term, unless the proposal in paragraph (3) below is adopted, in which case such Directors shall serve until the Annual Meeting of Shareholders in 2007:

	Votes	Withheld
Director Nominees	For	Authority
James B. McCarthy	21,809,849	556,568
Thomas J. Neis	22,057,610	308,807
J. Christopher Reyes	22,134,004	232,413
Edward J. Wehmer	22,148,752	217,665
2.	To elect one Class II Director to hold office until the Annual Meeting of Shareholders in 2007:

	Votes	Withheld
Director Nominees	For	Authority
Allan E. Bulley, Jr.	22,046,606	319,811
All director nominees were elected at the Annual Meeting. The following Class II and Class III directors continued to serve after the Annual Meeting:

Continuing Director	Director Class	Term Expires

Bruce K. Crowther	Class II	2007
Bert A. Getz, Jr.	Class II	2007
Albin F. Moschner	Class II	2007
Ingrid S. Stafford	Class II	2007
Peter D. Crist	Class III	2008
Joseph F. Damico	Class III	2008
John S. Lillard	Class III	2008
Hollis W. Rademacher	Class III	2008
John J. Schornack	Class III	2008

3.	A proposal to adopt an amendment to the Company’s Amended and Restated Articles of Incorporation to provide for the annual election of all Directors, to be phased in over three years:

Votes For	Votes Against	Abstentions	Broker Non-Votes

21,622,950	695,375	48,092	125,923
This proposal received the requisite votes of at least 85% of the voting power of the outstanding shares of stock of the Company entitled to vote at the 2006 Annual Meeting to pass.

4.	Ratification of the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm for the year 2006:

Votes For	Votes Against	Abstentions	Broker Non-Votes

21,929,713	407,217	29,487	125,923
Item 6: Exhibits.
(Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)
(a) Exhibits
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended.

3.2	Amended and Restated By-laws of Wintrust Financial Corporation, as amended.

3.3	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

4.1	Certain instruments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Employment Agreement entered into between Wintrust Financial Corporation and Thomas P. Zidar, Executive Vice President.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2006	/s/ DAVID L. STOEHR David L. Stoehr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)