Form 10-Q
period 2006-09-30
WINTRUST FINANCIAL CORP
filed 2006-11-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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
Common Stock - no par value, 25,627,826 shares, as of November 6, 2006

		Page
	PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	1-21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22-53

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	54-56

ITEM 4.	Controls and Procedures.	57

	PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings.	NA

ITEM 1A.	Risk Factors.	58

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	58

ITEM 3.	Defaults Upon Senior Securities.	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders.	NA

ITEM 5.	Other Information.	NA

ITEM 6.	Exhibits	59

	Signatures	60
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certification

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Assets
Cash and due from banks	$145,133	$158,136	$165,773
Federal funds sold and securities purchased under resale agreements	168,676	183,229	62,186
Interest bearing deposits with banks	16,218	12,240	6,459
Available-for-sale securities, at fair value	1,836,316	1,799,384	1,766,613
Trading account securities	1,353	1,610	2,899
Brokerage customer receivables	23,806	27,900	—
Mortgage loans held-for-sale	100,744	85,985	125,584
Loans, net of unearned income	6,330,612	5,213,871	5,149,795
Less: Allowance for loan losses	45,233	40,283	40,633

Net loans	6,285,379	5,173,588	5,109,162
Premises and equipment, net	299,386	247,875	238,722
Accrued interest receivable and other assets	293,646	272,772	201,673
Goodwill	269,646	196,716	195,941
Other intangible assets, net	22,757	17,607	18,491

Total assets	$9,463,060	$8,177,042	$7,893,503

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$649,478	$620,091	$631,460
Interest bearing	7,060,107	6,109,343	5,855,643

Total deposits	7,709,585	6,729,434	6,487,103

Notes payable	8,000	1,000	1,000
Federal Home Loan Bank advances	372,440	349,317	343,355
Other borrowings	133,132	95,796	78,912
Subordinated notes	75,000	50,000	50,000
Long-term debt — trust preferred securities	249,870	230,458	230,499
Accrued interest payable and other liabilities	151,735	93,126	89,039

Total liabilities	8,699,762	7,549,131	7,279,908

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	25,718	23,941	23,655
Surplus	513,453	420,426	413,330
Common stock warrants	697	744	762
Retained earnings	246,724	201,133	182,477
Accumulated other comprehensive loss	(23,294)	(18,333)	(6,629)

Total shareholders’ equity	763,298	627,911	613,595

Total liabilities and shareholders’ equity	$9,463,060	$8,177,042	$7,893,503

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest income
Interest and fees on loans	$121,789	$89,169	$327,859	$242,339
Interest bearing deposits with banks	156	111	421	183
Federal funds sold and securities purchased under resale agreements	1,970	2,054	3,924	2,555
Securities	24,404	14,960	70,496	46,309
Trading account securities	17	9	40	55
Brokerage customer receivables	557	169	1,565	1,029

Total interest income	148,893	106,472	404,305	292,470

Interest expense
Interest on deposits	72,428	41,913	188,780	107,172
Interest on Federal Home Loan Bank advances	3,950	3,127	10,943	8,744
Interest on notes payable and other borrowings	979	869	4,319	3,553
Interest on subordinated notes	1,453	651	3,310	2,075
Interest on long-term debt - trust preferred securities	4,968	3,943	13,432	11,161

Total interest expense	83,778	50,503	220,784	132,705

Net interest income	65,115	55,969	183,521	159,765
Provision for credit losses	1,885	3,077	5,165	5,602

Net interest income after provision for credit losses	63,230	52,892	178,356	154,163

Non-interest income
Wealth management	7,062	6,950	24,730	22,711
Mortgage banking	5,368	7,773	16,339	19,855
Service charges on deposit accounts	1,863	1,518	5,307	4,451
Gain on sales of premium finance receivables	272	1,602	2,718	4,985
Administrative services	1,115	1,169	3,473	3,307
Gains (losses) on available-for-sale securities, net	(57)	89	(72)	1,067
Other	3,153	9,391	19,299	13,037

Total non-interest income	18,776	28,492	71,794	69,413

Non-interest expense
Salaries and employee benefits	34,583	29,542	101,412	88,186
Equipment	3,451	2,979	9,918	8,706
Occupancy, net	5,166	4,137	14,679	11,838
Data processing	2,404	1,917	6,288	5,375
Advertising and marketing	1,349	1,216	3,718	3,426
Professional fees	1,839	1,392	4,957	4,366
Amortization of other intangible assets	1,214	884	2,780	2,509
Other	8,983	8,259	25,604	23,240

Total non-interest expense	58,989	50,326	169,356	147,646

Income before income taxes	23,017	31,058	80,794	75,930
Income tax expense	8,158	11,350	29,311	27,570

Net income	$14,859	$19,708	$51,483	$48,360

Net income per common share – Basic	$0.58	$0.83	$2.07	$2.10

Net income per common share – Diluted	$0.56	$0.80	$2.00	$2.00

Cash dividends declared per common share	$0.14	$0.12	$0.28	$0.24

Weighted average common shares outstanding	25,656	23,615	24,820	22,990
Dilutive potential common shares	941	1,156	926	1,159

Average common shares and dilutive common shares	26,597	24,771	25,746	24,149

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other
	Compre-			Common		Compre-	Total
	hensive	Common		Stock	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2004		$21,729	$319,147	$828	$139,566	$(7,358)	$473,912

Comprehensive income:
Net income	$48,360	—	—	—	48,360	—	48,360
Other comprehensive income, net of tax:

Unrealized gains on securities, net of reclassification adjustment	623	—	—	—	—	623	623
Unrealized gains on derivative instruments	106	—	—	—	—	106	106

Comprehensive income	$49,089

Cash dividends declared		—	—	—	(5,449)	—	(5,449)

Common stock issued for:
New issuance, net of costs		1,000	54,870	—	—	—	55,870
Business combinations		601	29,986	—	—	—	30,587
Exercise of common stock warrants		21	317	(66)	—	—	272
Director compensation plan		8	310	—	—	—	318
Employee stock purchase plan and exercises of stock options		277	7,868	—	—	—	8,145
Restricted stock awards		19	832	—	—	—	851

Balance at September 30, 2005		$23,655	$413,330	$762	$182,477	$(6,629)	$613,595

Balance at December 31, 2005		$23,941	$420,426	$744	$201,133	$(18,333)	$627,911

Comprehensive income:
Net income	$51,483	—	—	—	51,483	—	51,483
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(3,352)	—	—	—	—	(3,352)	(3,352)
Unrealized losses on derivative instruments	(1,609)	—	—	—	—	(1,609)	(1,609)

Comprehensive income	$46,522

Cash dividends declared		—	—	—	(6,961)	—	(6,961)

Cumulative effect of change in accounting for mortgage servicing rights		—	—	—	1,069	—	1,069

Stock-based compensation		—	14,068	—	—	—	14,068

Common stock issued for:
New issuance, net of costs		200	11,384	—	—	—	11,584
Business combinations		1,123	55,965	—	—	—	57,088
Exercise of common stock warrants		13	431	(47)	—	—	397
Director compensation plan		13	569	—	—	—	582
Employee stock purchase plan and exercises of stock options		358	10,680	—	—	—	11,038
Restricted stock awards		70	(70)	—	—	—	—

Balance at September 30, 2006		$25,718	$513,453	$697	$246,724	$(23,294)	$763,298

	Nine Months Ended September 30,
	2006	2005
Disclosure of reclassification amount and income tax impact:
Unrealized holding gains (losses) on available-for-sale securities arising during the period, net	$(5,597)	$2,132
Unrealized holding gains (losses) on derivative instruments arising during the period, net	(2,599)	172
Less: Reclassification adjustment for gains (losses) included in net income, net	(72)	1,067
Less: Income tax expense (benefit)	(3,163)	508

Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$(4,961)	$729

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2006	2005

Operating Activities:
Net income	$51,483	$48,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,165	5,602
Depreciation and amortization	12,681	10,312
Share-based compensation expense	8,945	2,837
Tax benefit from stock-based compensation arrangements	4,641	3,632
Excess tax benefits from stock-based compensation arrangements	(3,980)	—
Net amortization of premium on securities	(127)	2,664
Fair market value change of interest rate swaps	(7,522)	2,690
Originations and purchases of mortgage loans held-for-sale	(1,401,272)	(1,722,167)
Proceeds from sales of mortgage loans held-for-sale	1,395,610	1,711,566
Gain on sales of premium finance receivables	(2,718)	(4,985)
Decrease in trading securities, net	257	700
Net decrease in brokerage customer receivables	4,094	31,847
Gain on mortgage loans sold	(9,097)	(10,054)
(Gains) losses on available-for-sale securities, net	72	(1,067)
(Gain) loss on sales of premises and equipment, net	(33)	28
Decrease (increase) in accrued interest receivable and other assets, net	108,271	(11,456)
Increase (decrease) in accrued interest payable and other liabilities, net	26,785	(1,338)

Net Cash Provided by Operating Activities	193,255	69,171

Investing Activities:
Proceeds from maturities of available-for-sale securities	605,991	248,925
Proceeds from sales of available-for-sale securities	139,161	1,029,764
Purchases of available-for-sale securities	(780,220)	(1,531,951)
Proceeds from sales of premium finance receivables	302,882	421,802
Net cash paid for acquisitions	(51,282)	(79,221)
Net decrease in interest-bearing deposits with banks	(3,778)	(1,410)
Net increase in loans	(1,045,455)	(802,816)
Purchases of premises and equipment, net	(49,133)	(34,648)

Net Cash Used for Investing Activities	(881,834)	(749,555)

Financing Activities:
Increase in deposit accounts	557,340	795,812
Increase (decrease) in other borrowings, net	34,536	(150,639)
Increase (decrease) in notes payable, net	7,000	(5,000)
Increase in Federal Home Loan Bank advances, net	10,800	16,815
Proceeds from issuance of long-term debt – trust preferred securities, net	50,000	40,000
Redemption of trust preferred securities, net	(31,050)	(20,000)
Proceeds from issuance of subordinated note	25,000	—
Repayment of subordinated note	(8,000)	—
Excess tax benefits from stock–based compensation arrangements	3,980	—
Issuance of common stock, net of issuance costs	11,584	55,870
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	6,794	4,908
Dividends paid	(6,961)	(5,449)

Net Cash Provided by Financing Activities	661,023	732,317

Net Increase (Decrease) in Cash and Cash Equivalents	(27,556)	51,933
Cash and Cash Equivalents at Beginning of Period	341,365	176,026

Cash and Cash Equivalents at End of Period	$313,809	$227,959

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
As of September 30, 2006, Wintrust had 15 wholly-owned bank subsidiaries (collectively, “the Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank on March 31, 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank.
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

(3) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2006		December 31, 2005		September 30, 2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$36,066	$33,948	$36,577	$34,586	$38,545	$37,213
U.S. Government agencies	687,277	678,799	724,273	714,715	649,375	645,812
Municipal	47,874	47,458	48,853	48,397	51,556	51,291
Corporate notes and other debt	67,299	65,226	8,467	8,358	8,453	8,360
Mortgage-backed	912,291	889,283	891,799	874,067	910,509	904,898
Federal Reserve/FHLB stock and other equity securities	120,721	121,602	119,103	119,261	118,909	119,039

Total available-for-sale securities	$1,871,528	$1,836,316	$1,829,072	$1,799,384	$1,777,347	$1,766,613

In general, the available-for-sale securities portfolio consists of fixed-rate investments with temporary impairment resulting from increases in interest rates since the purchase of the investments. The Company performed an analysis on continuous unrealized losses existing for greater than twelve months and determined there was not a significant change since December 31, 2005. The Company has the intent and ability to hold these investments until such time as the values recover or maturity.
(4) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005

Balance:
Commercial and commercial real estate	$3,935,102	$3,161,734	$3,104,196
Home equity	663,532	624,337	620,403
Residential real estate	285,098	275,729	284,036
Premium finance receivables	1,056,149	814,681	794,994
Indirect consumer loans	246,502	203,002	203,673
Tricom finance receivables	40,588	49,453	39,290
Other loans	103,641	84,935	103,203

Total loans, net of unearned income	$6,330,612	$5,213,871	$5,149,795

Mix:
Commercial and commercial real estate	62.2%	60.6%	60.3%
Home equity	10.5	12.0	12.0
Residential real estate	4.5	5.3	5.5
Premium finance receivables	16.7	15.6	15.4
Indirect consumer loans	3.9	3.9	4.0
Tricom finance receivables	0.6	1.0	0.8
Other loans	1.6	1.6	2.0

Total loans, net of unearned income	100.0%	100.0%	100.0%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $25.3 million at September 30, 2006, $16.0 million at December 31, 2005 and $19.5 million at September 30, 2005. Total loans include net deferred loan fees and costs totaling $4.7 million at September 30, 2006 and $3.9 million at December 31, 2005 and September 30, 2005.

(5) Deposits
The following table is a summary of deposits as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005

Balance:
Non-interest bearing	$649,478	$620,091	$631,460
NOW accounts	806,356	704,640	716,243
Wealth management deposits	504,217	421,301	398,127
Money market accounts	653,185	610,554	672,767
Savings accounts	303,344	308,323	299,536
Time certificates of deposit	4,793,005	4,064,525	3,768,970

Total deposits	$7,709,585	$6,729,434	$6,487,103

Mix:
Non-interest bearing	8.4%	9.2%	9.7%
NOW accounts	10.5	10.5	11.1
Wealth management deposits	6.5	6.3	6.1
Money market accounts	8.5	9.0	10.4
Savings accounts	3.9	4.6	4.6
Time certificates of deposit	62.2	60.4	58.1

Total deposits	100.0%	100.0%	100.0%

Wealth management deposits represent FDIC-insured deposits at the Banks from brokerage customers of WHI and trust and asset management customers of WHTC.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes:
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005

Notes payable	$8,000	$1,000	$1,000
Federal Home Loan Bank advances	372,440	349,317	343,355

Other borrowings:
Federal funds purchased	2,704	235	1,803
Securities sold under repurchase agreements	128,500	93,312	73,157
Other	1,928	2,249	3,952

Total other borrowings	133,132	95,796	78,912

Subordinated notes	75,000	50,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$588,572	$496,113	$473,267

Notes payable are used, as needed, to provide capital to fund continued growth at the Banks, serve as an interim source of funds for acquisitions or for other general corporate purposes. The $8.0 million balance at September 30, 2006 represents the outstanding balance on a $51.0 million loan agreement with an unaffiliated bank. The loan agreement consists of a $50 million revolving note, which matures on June 1, 2007 and a $1.0 million note that matures on June 1, 2015. The loan agreement provides the Company with borrowing capacity to support further growth, including possible acquisitions, and other corporate purposes. Interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 140 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of the Company’s bank subsidiaries.
Federal Home Loan Bank advances consist of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate loans.
At September 30, 2006, securities sold under repurchase agreements represent $78.3 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $50.2 million of short-term borrowings from brokers.
At September 30, 2006, other includes a mortgage that matures on May 1, 2010, related to the Company’s Northfield banking office.
The subordinated notes represent three $25.0 million notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The $25.0 million notes require annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. The interest rate on each note is equal to LIBOR plus 160 basis points.

(7) Long-term Debt - Trust Preferred Securities
As of September 30, 2006, the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the Debentures, which include the Company’s ownership interest in the Common Securities of the Trusts, are reflected as “Long-term debt — trust preferred securities” and the Common Securities are included in available-for-sale securities in the Company’s Consolidated Statements of Condition.
The following table provides a summary of the Company’s Long-term debt — trust preferred securities as of September 30, 2006. The Debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

							Earliest
	Trust Preferred		Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	9/30/2006	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	8.75%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	8.17%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	7.97%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	7.34%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	6.82%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,292	Fixed	6.35%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,317	L+3.00	8.49%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,295	L+3.00	8.37%	05/2004	05/2034	05/2009

Total		$249,870

On September 1, 2006, the Company issued $51.5 million of Debentures to Wintrust Capital Trust IX with an initial fixed interest rate of 6.84%, and on September 5, 2006, the Company used proceeds from this issuance to redeem, at par value, $32.01 million of the Debentures of Wintrust Capital Trust I with a fixed interest rate of 9.00%. In connection with the redemption of the Debentures of Wintrust Capital Trust I, the Company expensed $304,000 of unamortized issuance costs in September.
The interest rates on the variable rate Debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011, and the interest rate on the Northview Capital Trust I changes to a variable rate equal to three-month LIBOR plus 3.00% effective February 8, 2008. Distributions on all issues are payable on a quarterly basis.
At September 30, 2006, the weighted average contractual interest rate on the Debentures was 7.49%. In August 2006, the Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain Debentures. On a hedge-adjusted basis, the interest rate on the Debentures was 7.41% at September 30, 2006. See Note 9 for further information on the interest rate swaps.
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
The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements (including trust preferred securities), net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at September 30, 2006, the Company would still be considered well-capitalized under regulatory capital guidelines.

8) Segment Information
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the Banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.) The following table presents a summary of certain operating information for each reportable segment for the three months ended for the period shown:

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2006	2005	Contribution	Contribution
Net interest income:
Banking	$62,239	$55,286	$6,953	12.6%
Premium finance	10,382	10,292	90	0.9
Tricom	1,031	1,065	(34)	(3.2)
Wealth management	2,789	204	2,585	1,267.2
Parent and inter-segment eliminations	(11,326)	(10,878)	(448)	(4.1)

Total net interest income	$65,115	$55,969	$9,146	16.3%

Non-interest income:
Banking	$9,705	$15,256	$(5,551)	(36.4)%
Premium finance	272	1,293	(1,021)	(79.0)
Tricom	1,115	1,169	(54)	(4.6)
Wealth management	8,448	8,460	(12)	(0.1)
Parent and inter-segment eliminations	(764)	2,314	(3,078)	(133.0)

Total non-interest income	$18,776	$28,492	$(9,716)	(34.1)%

Segment profit (loss):
Banking	$15,836	$18,742	$(2,906)	(15.5)%
Premium finance	4,409	5,520	(1,111)	(20.1)
Tricom	471	481	(10)	(2.1)
Wealth management	1,105	(640)	1,745	272.7
Parent and inter-segment eliminations	(6,962)	(4,395)	(2,567)	(58.4)

Total segment profit	$14,859	$19,708	$(4,849)	(24.6)%

Segment assets:
Banking	$9,289,793	$7,871,449	$1,418,344	18.0%
Premium finance	1,091,164	826,384	264,780	32.0
Tricom	53,504	52,982	522	1.0
Wealth management	59,205	41,230	17,975	43.6
Parent and inter-segment eliminations	(1,030,606)	(898,542)	(132,064)	(14.7)

Total segment assets	$9,463,060	$7,893,503	$1,569,557	19.9%

The following table presents a summary of certain operating information for each reportable segment for nine months ended for the period shown:

	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2006	2005	Contribution	Contribution
Net interest income:
Banking	$178,621	$155,689	$22,932	14.7%
Premium finance	30,026	31,379	(1,353)	(4.3)
Tricom	2,884	2,994	(110)	(3.7)
Wealth management	3,430	1,268	2,162	170.5
Parent and inter-segment eliminations	(31,440)	(31,565)	125	.4

Total net interest income	$183,521	$159,765	$23,756	14.9%

Non-interest income:
Banking	$30,499	$39,685	$(9,186)	(23.1)%
Premium finance	2,718	4,985	(2,267)	(45.5)
Tricom	3,473	3,308	165	5.0
Wealth management	29,050	26,567	2,483	9.3
Parent and inter-segment eliminations	6,054	(5,132)	11,186	218.0

Total non-interest income	$71,794	$69,413	$2,381	3.4%

Segment profit (loss):
Banking	$48,934	$51,263	$(2,329)	(4.5)%
Premium finance	14,093	17,163	(3,070)	(17.9)
Tricom	1,296	1,282	14	1.1
Wealth management	1,759	(1,328)	3,087	232.5
Parent and inter-segment eliminations	(14,599)	(20,020)	5,421	27.1

Total segment profit	$51,483	$48,360	$3,123	6.5%

During the third quarter of 2006, the Company changed the measurement methodology for the net interest income component of the wealth management segment. In conjunction with the change in the executive management team for this segment in the third quarter of 2006, the contribution attributable to the wealth management deposits (see Note 5 – Deposits) was redefined to measure the full net interest income contribution. In previous periods, the contribution from these deposits to the wealth management segment was limited to the value as an alternative source of funding for each bank. As such, the contribution in previous periods did not capture the total net interest income contribution of this funding source. Executive management of this segment currently uses this measured contribution to determine the overall profitability of the wealth management segment.

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
Interest Rate Swaps
The table below identifies the Company’s interest rate swaps at September 30, 2006 which were entered into to hedge certain LIBOR-based liabilities (dollars in thousands). These swaps are designated as cash flow hedges in accordance with SFAS 133. The Company uses the hypothetical derivative method to assess and measure effectiveness. No ineffectiveness was recorded on these swaps in the quarter ended September 30, 2006.

September 30, 2006
	Notional		Receive Rate	Pay Rate
Issue Date	Amount	Fair Value	(LIBOR)	(Fixed)	Maturity Date

August 2006	$20,000	$(248)	5.37%	5.25%	September 2011
August 2006	40,000	(498)	5.37%	5.25%	September 2011
August 2006	25,000	(317)	5.50%	5.26%	October 2011
August 2006	50,000	(857)	5.39%	5.30%	September 2013
August 2006	40,000	(679)	5.37%	5.30%	September 2013

Total	$175,000	$(2,599)

The table below identifies the Company’s interest rate swaps as of December 31, 2005, which were entered into to economically hedge certain LIBOR-based liabilities, but failed to qualify for hedge accounting pursuant to SFAS 133. As such, the changes in fair value as well as the quarterly cash settlements were recognized in non-interest income. The net fair value of these swaps as of December 31, 2005 was reflected by a liability of $1.8 million and at June 30, 2006 by an asset of $5.8 million. The Company’s position in these interest rate swaps was terminated in July 2006. The Company received approximately $5.8 million for the settlement of these swaps, eliminating any further earnings volatility from the changes in fair value.

December 31, 2005
	Notional
Issue Date	Amount	Fair Value	Receive Rate	Pay Rate	Maturity Date

Pay fixed, receive variable:
February 2005	$25,000	$(75)	7.40%	6.71%	April 2033
February 2005	20,000	(362)	7.33%	6.40%	December 2033
February 2005	40,000	(264)	7.13%	6.27%	May 2034
February 2005	50,000	(671)	6.44%	5.68%	March 2035
November 2002	25,000	598	4.41%	4.23%	October 2012
August 2005	40,000	(664)	5.98%	5.27%	September 2035

	$200,000	$(1,438)

Receive fixed, pay variable:
November 2002	$31,050	$(371)	9.00%	6.35%	September 2028

Total	$231,050	$(1,809)

The Company’s banking subsidiaries sometimes enter into interest rate swaps to change a specific loan yield from fixed to variable or vice versa. As of September 30, 2006, these swaps had an aggregate notional value of $21.4 million and are not reflected in the preceding tables.
Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At September 30, 2006, the Company had approximately $166 million of interest rate lock commitments and $265 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $341,000 and a derivative liability of $443,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
The Company has also used interest rate caps to hedge cash flow variability of certain deposit products. However, no interest rate cap contracts were entered into in 2005 or in 2006 to date, and the Company had no interest rate cap contracts outstanding at September 30, 2006, December 31, 2005 or September 30, 2005.
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and accordingly, changes in fair values of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $279,000 and $4.0 million in the third quarters of 2006 and 2005, respectively and $2.8 million and $9.4 million for the first nine months of 2006 and 2005, respectively. There were no covered call options outstanding as of September 30, 2006, December 31, 2005 or September 30, 2005.

(10) Business Combinations
The Company completed one business combination in the second quarter of 2006 and two business combinations in 2005. All were accounted for under the purchase method of accounting; thus the results of operations prior to their respective dates were not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles and other fair value purchase accounting adjustments were recorded upon the completion of each acquisition.
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

(11) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	September 30,
(Dollars in thousands)	2006	Acquired	Losses	2006
Banking	$173,640	$72,874	$—	$246,514
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	14,118	56	—	14,174
Parent and other	—	—	—	—

Total	$196,716	$72,930	$—	$269,646

The increase in the Banking segment’s goodwill in the first nine months of 2006 primarily relates to $72.6 million recorded in connection with the acquisition of Hinsbrook Bank. The remaining increase relates to contingent consideration earned by the former owners of Guardian as a result of attaining certain performance measures pursuant to the terms of the Guardian purchase agreement as well as adjustments of prior estimates of fair values associated with other Bank acquisitions. Wintrust could pay additional consideration pursuant to the Guardian transaction through June 2009.
The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the LFCM purchase agreement. Wintrust could pay additional consideration pursuant to this transaction through January 2007. LFCM was merged into WHAMCO.
A summary of finite-lived intangible assets as of September 30, 2006, December 31, 2005 and September 30, 2005 and the expected amortization as of September 30, 2006 is as follows (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(2,367)	(2,071)	(1,958)

Net carrying amount	885	1,181	1,294

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	19,988	19,988
Accumulated amortization	(6,046)	(3,562)	(2,791)

Net carrying amount	21,872	16,426	17,197

Total other intangible assets, net	$22,757	17,607	18,491

Estimated amortization

Actual in 9 months ended September 30, 2006	$2,780
Estimated remaining in 2006	1,159
Estimated – 2007	3,862
Estimated – 2008	3,129
Estimated – 2009	2,717
Estimated – 2010	2,381
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $2.8 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively.

(12) Stock-Based Compensation Plans
On January 1, 2006, the Company adopted provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS 123R for all share-based payments granted after that date and based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” for all share-based payments granted prior to, but not yet vested as of December 31, 2005. Results for prior periods have not been restated.
Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method set forth in APB 25, as permitted by SFAS 123. The intrinsic value method provides that compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. As a result, for periods prior to 2006, compensation expense was generally not recognized in the Consolidated Statements of Income for stock options. Compensation expense has always been recognized for restricted share awards ratably over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. Compensation cost charged against income related to restricted share awards was $1.5 million ($926,000 net of tax) and $1.1 million ($668,000 net of tax) for the third quarters of 2006 and 2005, respectively. On a year-to-date basis, compensation cost charged against income related to restricted share awards was $4.2 million ($2.6 million net of tax) and $2.8 million ($1.8 million net of tax) for 2006 and 2005, respectively. On January 1, 2006, the Company reclassified $5.2 million of liabilities related to previously recognized compensation cost for restricted share awards that had not been vested as of that date to surplus as these awards represent equity awards as defined in SFAS 123R.
As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006, are $1.5 million and $923,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. On a year-to-date basis, the Company’s income before income taxes and net income are $4.5 million and $2.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted EPS for the three months ended September 30, 2006, are $0.04 and $0.03 lower, respectively, than if the Company had continued to account for share-based payments under APB 25. On a year-to-date basis, basic and diluted EPS are $0.12 and $0.11 lower, respectively, due to the effect of SFAS 123R.
SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on a historical forfeiture rate of approximately 9.1%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income for the three and nine months ended September 30, 2005.

	Three	Nine
	Months Ended	Months Ended
(Dollars in thousands, except share data)	September 30, 2005	September 30, 2005
Net income
As reported	$19,708	$48,360
Compensation cost of stock options based on fair value, net of related tax effect	(904)	(2,404)

Pro forma	$18,804	$45,956

Earnings per share – Basic
As reported	$0.83	$2.10
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)	(0.11)

Pro forma	$0.79	$1.99

Earnings per share – Diluted
As reported	$0.80	$2.00
Compensation cost of stock options based on fair value, net of related tax effect	(0.04)	(0.10)

Pro forma	$0.76	$1.90

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

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Expected dividend yield	0.5%	0.5%
Expected volatility	24.4%	23.6%
Risk-free rate	4.6%	4.2%
Expected option life (in years)	8.1	8.5
In general, the Company awards stock based compensation in the form of stock options and restricted shares, both pursuant to the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the Plan”). A summary of option activity under the Plan as of September 30, 2006, and changes for the nine months then ended is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2006	3,019,482	$29.63
Conversion of options of acquired company	2,046	24.42
Granted	181,600	51.74
Exercised	(340,021)	15.54
Forfeited or canceled	(77,458)	45.48

Outstanding at September 30, 2006	2,785,649	$32.34	5.88	$53,615

Vested or expected to vest at September 30, 2006	2,684,738	$31.79	5.79	$53,062

Exercisable at September 30, 2006	1,699,715	$22.98	4.58	$47,611

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the third quarter of 2006 and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on September 30, 2006. This amount will change based on the fair market value of the Company’s stock.
The weighted average per share grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $20.00 and $20.31, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $12.5 million and $9.8 million, respectively.

A summary of the restricted share award activity under the Plan as of September 30, 2006, and changes for the nine months then ended is presented below:

		Weighted
		Average
	Common	Grant-Date
Restricted Shares	Shares	Fair Value

Outstanding at January 1, 2006	206,157	$53.55
Granted	153,878	51.62
Vested (shares issued)	(70,390)	53.60
Forfeited	(5,038)	52.43

Outstanding at September 30, 2006	284,607	$52.52

The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date. The weighted-average grant-date fair value of shares granted during the nine months ended September 30, 2006 and 2005 was $51.62 and $53.97, respectively.
As of September 30, 2006, there was $24.9 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $7.5 million and $3.3 million, respectively.
Cash received from option exercises under the Plan for the nine months ended September 30, 2006 and 2005 was $5.4 million and $3.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.7 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.
(13) Earnings Per Share
The following table shows the computation of basic and diluted EPS for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net income	$14,859	$19,708	$51,483	$48,360

Average common shares outstanding	25,656	23,615	24,820	22,990
Effect of dilutive potential common shares	941	1,156	926	1,159

Weighted average common shares and effect of dilutive potential common shares	26,597	24,771	25,746	24,149

Net income per common share:
Basic	$0.58	$0.83	$2.07	$2.10

Diluted	$0.56	$0.80	$2.00	$2.00

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
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of FIN 48 on its financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS 133. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify hybrid instruments that contain embedded derivatives requiring bifurcation. SFAS 155 permits companies to irrevocably elect, on a deal by deal basis, fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of SFAS 155 on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective SFAS 157 is effective January 1, 2008. The Company is currently assessing the impact of SFAS 157 on its financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of SAB 108 will materially impact the consolidated financial statements.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2006, compared with December 31, 2005, and September 30, 2005, and the results of operations for the three and nine-month periods ended September 30, 2006 and 2005 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of September 30, 2006, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 72 locations. The Company developed its banking franchise through the de novo organization of nine banks (50 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 22 locations. In May 2006, the Company completed its acquisition of Hinsbrook Bank, which has five Illinois banking locations, and in March 2006, the Company opened its newest de novo bank, Old Plank Trail Bank. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $9.46 billion in total assets at September 30, 2006 from $7.89 billion in total assets at September 30, 2005, an increase of 20%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. The Company’s experience has been that it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
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

Following is a summary of the activity related to the expansion of the Company’s banking franchise since September 30, 2005:
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
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $741 million in loan (premium finance receivables) volume in the third quarter of 2006, $2.3 billion in the first nine months of 2006 and $2.7 billion in the calendar year 2005. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. Although FIFC has historically sold a portion of its receivables to an unrelated third party, it did not sell any of the receivables generated in the third quarter of 2006. On a year-to-date basis, FIFC sold approximately $303 million, or 13%, of its loan originations to an unrelated third party. The Company’s strategy is to maintain its average loan-to-deposit ratio in the range of 85-90% as well as to be asset-driven and the sale of premium finance receivables provided the Company with a means to achieve both of these objectives. However, during the third quarter of 2006, the Company’s average loan-to-deposit ratio was 81.9%, below the target range and, accordingly, the sale of these receivables was suspended. Consistent with the Company’s strategy to be asset-driven, it is possible that sales of these receivables may occur in the future.

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
WHAMC, a registered investment advisor, provides money management and advisory services to individuals and institutional municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans. In addition, WHAMC is investment advisor for the PathMaster Domestic Equity Fund, a mutual fund that was first offered in December 2005. The PathMaster Fund is a quantitatively based fund that employs a variety of fundamental investment analytical factors in allocating its holdings of exchange traded funds according to the underlying securities’ size and style categorization.
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
In September 1998, the Company formed a trust subsidiary to expand the trust and investment management services that were previously provided through the trust department of Lake Forest Bank. The trust subsidiary, originally named Wintrust Asset Management Company, was renamed Wayne Hummer Trust Company (“WHTC”) in May 2002, to bring together the Company’s wealth management subsidiaries under a common brand name. In addition to offering trust administrative services to existing customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. WHAMC serves as the investment advisor to WHTC’s clients.
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005

WHTC	$775,528	$658,753	$659,952
WHAMC (1)	530,902	823,409	871,985
WHAMC’s proprietary mutual funds	14,360	161,568	167,539
WHI – brokerage assets in custody	5,300,000	5,300,000	5,000,000

(1)	Excludes the proprietary mutual funds managed by WHAMC
The significant increase in the assets under administration and/or management at WHTC is primarily attributed to the trust business acquired in connection with the acquisition of Hinsbrook Bank. At the time of the Company’s acquisition of the Wayne Hummer Companies, WHAMC was advisor to a family of mutual funds known as the Wayne Hummer funds. In the first quarter of 2006 WHAMC sold the last of these funds, the Wayne Hummer Growth Fund, and realized a gain of approximately $2.4 million on the sale. Wayne Hummer will focus its mutual fund efforts on the PathMaster Fund and similar funds and separately managed mutual fund products currently under consideration. The decrease in assets under management at WHAMC from December 31, 2005 to September 30, 2006 is primarily due to its ceasing to manage a low-margin institutional account with assets totaling approximately $240 million in the second quarter of 2006.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2006, as compared to the same periods last year, are shown below:

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	September 30, 2006	September 30, 2005	Change
Net income	$14,859	$19,708	(25)%
Net income per common share – Diluted	0.56	0.80	(30)

Net revenue (1)	83,891	84,461	(1)
Net interest income	65,115	55,969	16

Net interest margin (6)	3.10%	3.17%	(7	)bp
Core net interest margin (2) (6)	3.33	3.39	(6)
Net overhead ratio (3)	1.72	1.11	61
Efficiency ratio (4) (6)	69.95	59.40	1,055
Return on average assets	0.63	1.01	(38)
Return on average equity	8.04	13.07	(503)

	Nine Months	Nine Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	September 30, 2006	September 30, 2005	Change
Net income	$51,483	$48,360	6%
Net income per common share – Diluted	2.00	2.00	—

Net revenue (1)	255,315	229,178	11
Net interest income	183,521	159,765	15

Net interest margin (6)	3.11%	3.19%	(8	)bp
Core net interest margin (2) (6)	3.33	3.41	(8)
Net overhead ratio (3)	1.49	1.41	8
Efficiency ratio (4) (6)	66.01	64.44	157
Return on average assets	0.79	0.87	(8)
Return on average equity	10.09	11.10	(101)

At end of period
Total assets	$9,463,060	$7,893,503	20%
Total loans, net of unearned income	6,330,612	5,149,795	23
Total deposits	7,709,585	6,487,103	19
Long-term debt – trust preferred securities	249,870	230,499	8
Total shareholders’ equity	763,298	613,595	24

Book value per common share	29.68	25.94	14
Market price per common share	50.15	50.26	—

Allowance for credit losses to total loans (5)	0.72%	0.79%	(7	)bp
Non-performing assets to total assets	0.38	0.34	4

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term debt – trust preferred securities.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending related commitments.

(6)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
(A) Interest income (GAAP)	$148,893	$106,472	$404,305	$292,470
Taxable-equivalent adjustment:
– Loans	86	123	321	427
– Liquidity management assets	293	221	835	555
– Other earning assets	8	2	15	15

Interest income – FTE	$149,280	$106,818	$405,476	$293,467
(B) Interest expense (GAAP)	83,778	50,503	220,784	132,705

Net interest income – FTE	$65,502	$56,315	$184,692	$160,762

(C) Net interest income (GAAP) (A minus B)	$65,115	$55,969	$183,521	$159,765

Net interest income – FTE	$65,502	$56,315	$184,692	$160,762
Add: Interest expense on long-term debt – trust preferred securities, net (1)	4,817	3,829	13,049	10,847

Core net interest income – FTE (2)	$70,319	$60,144	$197,741	$171,609

(D) Net interest margin (GAAP)	3.08%	3.15%	3.08%	3.17%
Net interest margin – FTE	3.10%	3.17%	3.11%	3.19%
Core net interest margin — FTE (2)	3.33%	3.39%	3.33%	3.41%

(E) Efficiency ratio (GAAP)	70.27%	59.65%	66.31%	64.73%
Efficiency ratio – FTE	69.95%	59.40%	66.01%	64.44%

(1)	Interest expense from the Long-term debt – trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

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
Net Income
Net income for the quarter ended September 30, 2006 totaled $14.9 million, a decrease of $4.8 million, or 25%, compared to the $19.7 million recorded in the third quarter of 2005. On a per share basis, net income for the third quarter of 2006 totaled $0.56 per diluted common share, a decrease of $0.24 per share, or 30%, as compared to the 2005 third quarter total of $0.80 per diluted common share. The return on average equity for the third quarter of 2006 was 8.04%, compared to 13.07% for the prior year quarter.
Net income for the first nine months of 2006, totaled $51.5 million, an increase of $3.1 million, or 6%, compared to $48.4 million for the same period in 2005. On a per share basis, net income per diluted common share was $2.00 for both the first nine months of 2006 and 2005. Return on average equity for the first nine months of 2006 was 10.09% versus 11.10% for the same period of 2005.

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended September 30, 2006 totaled $65.5 million, an increase of $9.2 million, or 16%, as compared to the $56.3 million recorded in the same quarter of 2005. Average loans in the third quarter of 2006 increased $966 million, or 18%, over the third quarter of 2005 ($615 million, or 12%, excluding the impact of the acquisition of HBI). Compared to the second quarter of 2006, average loans grew $405 million ($179 million, or 12% on an annualized basis, excluding the impact of the acquisition of HBI).
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the third quarter of 2006 as compared to the third quarter of 2005 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2006			September 30, 2005
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$2,106,501	$26,823	5.05%	$1,752,224	$17,346	3.93%
Other earning assets (2) (3)(8)	29,114	582	8.00	9,894	180	7.21
Loans, net of unearned income (2) (4) (8)	6,255,398	121,875	7.73	5,289,745	89,292	6.70

Total earning assets (8)	$8,391,013	$149,280	7.06%	$7,051,863	$106,818	6.01%

Allowance for loan losses	(46,494)			(41,182)
Cash and due from banks	128,883			161,794
Other assets	810,623			606,728

Total assets	$9,284,025			$7,779,203

Interest-bearing deposits	$6,973,194	$72,428	4.12%	$5,733,021	$41,913	2.90%
Federal Home Loan Bank advances	377,399	3,950	4.15	346,057	3,127	3.59
Notes payable and other borrowings	136,813	979	2.84	119,585	869	2.88
Subordinated notes	80,304	1,453	7.08	50,000	651	5.09
Long-term debt – trust preferred securities	238,111	4,968	8.16	226,484	3,943	6.81

Total interest-bearing liabilities	$7,805,821	$83,778	4.25%	$6,475,147	$50,503	3.09%

Non-interest bearing deposits	663,647			617,547
Other liabilities	81,217			88,188
Equity	733,340			598,321

Total liabilities and shareholders’ equity	$9,284,025			$7,779,203

Interest rate spread (5) (8)			2.81%			2.92%
Net free funds/contribution (6)	$585,192		0.29	$576,716		0.25

Net interest income/Net interest margin (8)		$65,502	3.10%		$56,315	3.17%

Core net interest margin (7) (8)			3.33%			3.39%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended September 30, 2006 and 2005 were $387,000 and $346,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the third quarter of 2006 as compared to the second quarter of 2006 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2006			June 30, 2006
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$2,106,501	$26,823	5.05%	$2,090,691	$25,397	4.87%
Other earning assets (2) (3)(8)	29,114	582	8.00	32,304	566	7.00
Loans, net of unearned income (2) (4) (8)	6,255,398	121,875	7.73	5,849,916	109,525	7.51

Total earning assets (8)	$8,391,013	$149,280	7.06%	$7,972,911	$135,488	6.82%

Allowance for loan losses	(46,494)			(43,137)
Cash and due from banks	128,883			123,842
Other assets	810,623			731,765

Total assets	$9,284,025			$8,785,381

Interest-bearing deposits	$6,973,194	$72,428	4.12%	$6,494,473	$62,069	3.83%
Federal Home Loan Bank advances	377,399	3,950	4.15	371,369	3,714	4.01
Notes payable and other borrowings	136,813	979	2.84	233,430	2,687	4.62
Subordinated notes	80,304	1,453	7.08	61,242	1,056	6.82
Long-term debt – trust preferred securities	238,111	4,968	8.16	230,389	4,348	7.47

Total interest-bearing liabilities	$7,805,821	$83,778	4.25%	$7,390,903	$73,874	4.01%

Non-interest bearing deposits	663,647			633,500
Other liabilities	81,217			87,221
Equity	733,340			673,757

Total liabilities and shareholders’ equity	$9,284,025			$8,785,381

Interest rate spread (5) (8)			2.81%			2.81%
Net free funds/contribution (6)	$585,192		0.29	$582,008		0.29

Net interest income/Net interest margin (8)		$65,502	3.10%		$61,614	3.10%

Core net interest margin (7) (8)			3.33%			3.32%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarter ended September 30, 2006 was $387,000 and for the quarter ended June 30, 2006 was $372,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt - trust preferred securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the third quarter of 2006 the net interest margin was 3.10%, no change when compared to the net interest margin of 3.10% in second quarter of 2006 and a decrease of seven basis points when compared to the third quarter of 2005. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term debt - trust preferred securities, was 3.33% for the third quarter of 2006, 3.32% for the second quarter of 2006 and 3.39% for the third quarter of 2005.

The net interest margin declined seven basis points in the third quarter of 2006 compared to the third quarter of 2005 as the yield on earning assets increased 105 basis points, the rate paid on interest-bearing liabilities increased 116 basis points and the contribution from net free funds increased four basis points. The earning asset yield improvement in the third quarter of 2006 compared to the third quarter of 2005 was primarily attributable to a 103 basis point increase in the yield on loans. The higher loan yield is reflective of the earlier interest rate increases effected by the Federal Reserve Bank offset by continued competitive loan pricing pressures. The interest-bearing liability rate increase of 116 basis points was due to an increase of 122 basis points in deposits as rates have generally risen in the past 12 months, continued competitive pricing pressures on fixed-maturity time deposits in most markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition.
The yield on total earning assets for the third quarter of 2006 was 7.06% as compared to 6.01% in the third quarter of 2005. The increase of 105 basis points from the third quarter of 2005 resulted primarily from the rising interest rate environment in the last 24 months offset by the effects of a flattening yield curve and highly competitive pricing in all lending areas. The third quarter 2006 yield on loans was 7.73%, a 103 basis point increase when compared to the prior year third quarter yield of 6.70%. Compared to the second quarter of 2006, the yield on earning assets increased 24 basis points primarily as a result of a 22 basis point increase in the yield on total loans and an 18 basis point increase in the yield on liquidity management assets. The average loan-to-average deposit ratio was 81.9% in the third quarter of 2006, 83.3% in the third quarter of 2005 and 82.1% in the second quarter of 2006.
The rate paid on interest-bearing deposits increased to 4.12% in the third quarter of 2006 as compared to 2.90% in the third quarter of 2005. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, increased to 5.37% in the third quarter of 2006 compared to 4.56% in the third quarter of 2005 and 5.25% in the second quarter of 2006 as a result of higher market interest rates and increased trust preferred borrowings. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the nine months ended September 30, 2006 and 2005.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2005
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$2,084,962	$75,676	4.85%	$1,660,785	$49,602	3.99%
Other earning assets (2) (3)(8)	31,068	1,620	6.95	25,043	1,099	5.87
Loans, net of unearned income (2) (4) (8)	5,838,068	328,180	7.52	5,055,228	242,766	6.42

Total earning assets (8)	$7,954,098	$405,476	6.82%	$6,741,056	$293,467	5.82%

Allowance for loan losses	(43,760)			(40,016)
Cash and due from banks	126,531			156,898
Other assets	724,081			579,743

Total assets	$8,760,950			$7,437,681

Interest-bearing deposits	$6,556,642	$188,780	3.85%	$5,425,910	$107,172	2.64%
Federal Home Loan Bank advances	368,224	10,943	3.97	328,561	8,744	3.56
Notes payable and other borrowings	150,040	4,319	3.85	191,109	3,553	2.49
Subordinated notes	63,960	3,310	6.82	50,000	2,075	5.47
Long-term debt – trust preferred securities	233,005	13,432	7.60	213,774	11,161	6.88

Total interest-bearing liabilities	$7,371,871	$220,784	4.00%	$6,209,354	$132,705	2.85%

Non-interest bearing deposits	628,270			582,271
Other liabilities	78,746			63,729
Equity	682,063			582,327

Total liabilities and shareholders’ equity	$8,760,950			$7,437,681

Interest rate spread (5) (8)			2.82%			2.97%
Net free funds/contribution (6)	$582,227		0.29	$531,702		0.22

Net interest income/Net interest margin (8)		$184,692	3.11%		$160,762	3.19%

Core net interest margin (7) (8)			3.33%			3.41%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2006 and 2005 were $1.2 million and $997,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities.

(8)	See “Supplemental Financial Measures/Ratios” section of this report for additional information on this performance measure/ratio.
Tax-equivalent net interest income for the nine months ended September 30, 2006 totaled $184.7 million, an increase of $23.9 million, or 15%, as compared to the $160.8 million recorded in the same period of 2005. The year-to-date net interest margin of 3.11% declined eight basis points from the prior year. The eight basis point decrease in net interest margin resulted from the yield on earning assets increasing 100 basis points, the rate paid on interest-bearing liabilities increasing 115 basis points and the contribution from net free funds increasing seven basis points. The loan yield has increased 110 basis points while the rate paid on interest-bearing deposits increased 121 basis points in 2006 compared to 2005. The competitive lending markets described in the quarterly results above have impacted the year-to-date results in a similar manner. Loan yields increasing faster than interest-bearing deposit rates in a rising rate environment have not occurred as anticipated.

The yield on total earning assets for the first nine months of 2006 was 6.82% compared to 5.82% in 2005, an increase of 100 basis points resulting primarily from the effect of higher yields on loans. Average loans, the highest yielding component of the earning asset base, increased $783 million, or 15%, in the first nine months of 2006 compared to the prior year period. The average yield on loans during the nine months ended September 30, 2006, was 7.52%, an increase of 110 basis points compared to 6.42% for the same period of 2005.
The rate paid on interest-bearing liabilities for the first nine months of 2006 was 4.00% compared to 2.85% in the first nine months of 2005, an increase of 115 basis points. Deposits accounted for 89% of total interest bearing liabilities in the first nine months of 2006 and 87% in the same period of 2005. The average rate paid on deposits was 3.85% in the first nine months of 2006, an increase of 121 basis points compared to the average rate of 2.64% in the first nine months of 2005.
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended September 30, 2006 and June 30, 2006, the nine-month periods ended September 30, 2006 and September 30, 2005 and the three-month periods ended September 30, 2006 and September 30, 2005. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	Third Quarter	First Nine Months	Third Quarter
	of 2006	of 2006	of 2006
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2006	of 2005	of 2005
Tax-equivalent net interest income for comparative period	$61,614	$160,762	$56,315
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,050	28,403	10,509
Change due to interest rate fluctuations (rate)	(831)	(4,473)	(1,322)
Change due to number of days in each period	669	—	—

Tax-equivalent net interest income for the period ended September 30, 2006	$65,502	$184,692	$65,502

Non-interest Income
For the third quarter of 2006, non-interest income totaled $18.8 million and decreased $9.7 million, or 34%, compared to the third quarter of 2005. For the nine months ended September 30, 2006, non-interest income totaled $71.8 million, an increase of $2.4 million, or 3%, compared to the same period of 2005. Significant changes in the quarterly and year-to-date periods were reflected in mortgage banking, gain on sales of premium finance receivables, fees from covered call options and trading income, which primarily reflects the mark-to-market adjustment on interest rate swaps.
The following tables present non-interest income by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2006	2005	Change	Change
Brokerage	$4,620	$4,454	$166	3.7
Trust and asset management	2,442	2,496	(54)	(2.1)

Total wealth management	7,062	6,950	112	1.6

Mortgage banking	5,368	7,773	(2,405)	(30.9)
Service charges on deposit accounts	1,863	1,518	345	22.7
Gain on sales of premium finance receivables	272	1,602	(1,330)	(83.0)
Administrative services	1,115	1,169	(54)	(4.6)
Gains (losses) on available-for-sale securities, net	(57)	89	(146)	(164.2)
Other:
Fees from covered call options	279	3,998	(3,719)	(93.0)
Trading income – net cash settlement of swaps	7	100	(93)	(93.0)
Trading income (loss) – change in fair market value	(3)	3,029	(3,032)	(100.1)
Bank Owned Life Insurance	740	701	39	5.5
Miscellaneous	2,130	1,563	567	36.3

Total other	3,153	9,391	(6,238)	(66.4)

Total non-interest income	$18,776	$28,492	$(9,716)	(34.1)

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2006	2005	Change	Change
Brokerage	$14,880	$15,368	$(488)	(3.2)
Trust and asset management	9,850	7,343	2,507	34.2

Total wealth management	24,730	22,711	2,019	8.9

Mortgage banking	16,339	19,855	(3,516)	(17.7)
Service charges on deposit accounts	5,307	4,451	856	19.2
Gain on sales of premium finance receivables	2,718	4,985	(2,267)	(45.5)
Administrative services	3,473	3,307	166	5.0
Gains (losses) on available-for-sale securities, net	(72)	1,067	(1,139)	(106.8)
Other:
Fees from covered call options	2,767	9,375	(6,608)	(70.5)
Trading income – net cash settlement of swaps	1,237	143	1,094	N/M
Trading income (loss) – change in fair market value	7,522	(2,690)	10,212	N/M
Bank Owned Life Insurance	2,046	1,850	196	10.6
Miscellaneous	5,727	4,359	1,368	31.4

Total other	19,299	13,037	6,262	(48.0)

Total non-interest income	$71,794	$69,413	$2,381	3.4

NM – data not meaningful

Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI, WHAMC and Focused Investments. Wealth management totaled $7.1 million in the third quarter of 2006, an increase of $112,000 from the $7.0 million recorded in the third quarter of 2005. Revenue from retail brokerage trading in the debt and equity markets increased $166,000 compared to the third quarter of 2005. For the nine months ended September 30, 2006, wealth management fees increased $2.0 million, or 9%, compared to the same period last year. Trust and asset management revenue in the year-to-date period includes a $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund in the first quarter of 2006. The Company anticipates continued recognition of revenue enhancement capabilities and cost saving opportunities as a result of the conversion to an out-sourced securities clearing platform completed by Wayne Hummer Investments in the third quarter of 2005 and continued growth of the wealth management platform throughout its banking locations. Wealth management growth generated in the banking locations is significantly outpacing the growth derived from the traditional Wayne Hummer Investments downtown Chicago sources.
Brokerage fees are impacted by trading volumes and trust and asset management fees are affected by the valuations of the equity securities under management. Wintrust’s strategy is to grow the wealth management business in order to better service its customers and create a more diversified revenue stream. Total assets under management and/or administration by WHTC and WHAMC were $1.3 billion at September 30, 2006, $1.6 billion at December 31, 2005 and $1.7 billion at September 30, 2005. The Wayne Hummer Growth Fund, which was managed by WHAMC and sold during the first quarter of 2006, had total assets of $162 million at December 31, 2005. In addition, during the second quarter of 2006 WHAMC ceased managing a low-margin institutional account with assets totaling approximately $240 million.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended September 30, 2006, this revenue source totaled $5.4 million, a decrease of $2.4 million when compared to the third quarter of 2005, attributable to a $1.8 million decrease from traditional mortgage banking revenue and a decrease of $581,000 in the income recorded to recognize the fair market value of mortgage banking derivatives (primarily rate lock commitments and commitments to sell loans to end investors). Growth of this component has been negatively impacted by the current interest rate environment during the past 12 months and growth will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing rate environment may further negatively impact mortgage banking production growth. For the nine months ended September 30, 2006, mortgage banking revenue decreased $3.5 million when compared to the first nine months of 2005, primarily attributable to a decrease in traditional mortgage banking revenue. The Company adopted Statement of Financial Accounting Standards 156: Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 156”) as of January 1, 2006. SFAS 156 requires separately recognized servicing assets, in the Company’s case capitalized mortgage servicing rights (“MSRs”), to be recorded at fair value upon the purchase of a servicing right or selling of a loan with servicing retained. SFAS 156 also permits entities to choose to either subsequently measure MSRs at fair value and report changes in the fair value in earnings or amortize MSRs in proportion to and over the estimated net servicing income and assess them for impairment. The latter method results in recording MSRs at lower of amortized cost or fair value. The Company has elected to subsequently measure MSRs at fair value. In connection with the adoption of SFAS 156 the Company recorded an increase in the beginning balance of retained earnings of $1.1 million (to reflect the excess of the fair value over the carrying value of the MSRs at the date of adoption, net of tax, as a cumulative-effect adjustment of the change in accounting.) At September 30, 2006, the Company serviced approximately $502 million of mortgage loans for others. The fair value of the MSRs related to such loans totaled $5.2 million and is included in “accrued interest receivable and other assets” on the Consolidated Statements of Condition.
Service charges on deposit accounts totaled $1.9 million for the third quarter of 2006, an increase of $345,000, or 23%, when compared to the same quarter of 2005. On a year-to-date basis, service charges on deposit accounts totaled $5.3 million, an increase of $856,000, or 19%, compared to the same period of 2005. Deposit service charges primarily relate to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to an unrelated third party. The majority of the receivables originated by FIFC are purchased by the Banks to more fully utilize their lending capacity. However, the Company has historically sold premium finance receivables to an unrelated third party, with servicing retained. Having a program in place to sell premium finance receivables to a third party allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue. The level of premium finance receivables sold to an unrelated third party depends in large part on the capacity of the Banks to retain such loans in their portfolio.
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
As a result of capacity within the Banks to retain the premium finance receivables originated by FIFC, in the third quarter of 2006, the Company did not sell premium finance receivables to an unrelated third party. However, it recognized gains of $272,000 related to clean up calls and excess cash flows on loans previously sold. In the third quarter of 2005, the Company sold $138 million of loans, or 21% of originations in that quarter, to a third party and recognized gains of $1.6 million related to this activity. On a year-to-date basis, the Company recognized gains of $2.7 million in 2006 on sales of $303 million, compared to gains of $5.0 million in 2005 on sales of $422 million of receivables. Recognized gains related to this activity are significantly influenced by the spread between the yield on the loans sold and the rate passed on to the purchaser. The yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread ranged from 2.62% to 3.24% in the sales made in the first six months of 2006, compared to a range of 2.91% to 3.74% in the first nine months of 2005. The spreads narrowed as yields on the premium finance receivables have not risen commensurately with increases in short term rates. The lower amount of gain recognized in the first nine months of 2006 compared to the same period last year was primarily due to the lower volume of loans sold and lower interest rate spreads on the loans sold. Credit losses were estimated at 0.15% of the estimated average balance for loans sold since April 2006 and at 0.25% of the estimated average balance of loans sold in the first quarter of 2005. (See “Allowance for Credit Losses” section later in this report for details on the losses related to the Company’s portfolio of premium finance receivables.) The estimated average terms of the loans sold were approximately 9 months. The applicable discount rate used in determining gains related to this activity was unchanged during 2005 and 2006.
At September 30, 2006, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $155 million. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At September 30, 2006, the recourse obligation carried in other liabilities was approximately $211,000.
Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first nine months of 2006 and 2005 for premium finance receivables sold and serviced for others, totaled $177,000 and $124,000, respectively. At September 30, 2006, non-performing loans related to this sold portfolio were approximately $3.0 million, or 1.9% of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.

The Company’s strategy is to maintain its average loan-to-deposit ratio in the range of 85-90% as well as to be asset-driven and the sale of premium finance receivables provided the Company with a means to achieve both of these objectives. However, during the third quarter of 2006, the Company’s average loan-to-deposit ratio was 81.9%, below the target range and, accordingly, the sale of premium finance receivables was suspended. Consistent with the Company's strategy to be asset-driven, it is possible that sales of these receivables may occur in the future.
The administrative services revenue contributed by Tricom added $1.1 million to total non-interest income in the third quarter of 2006 and 2005. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. On a year-to-date basis, administrative service revenue increased $166,000, or 5%.
Fees from covered call option transactions were $279,000 in the third quarter of 2006, reflecting a decrease of $3.7 million from the $4.0 million recognized in the third quarter of 2005. On a year-to-date basis the Company recognized fee income of $2.8 million in 2006 and $9.4 million in 2005. As the Company strives to write these call options at strike prices near the historical cost basis of the underlying securities, adjusted for amortization/accretion, the increase in market interest rates in the first nine months of 2006 resulted in unrealized losses in the securities and the ability to realize less premium income for covered call options written against such securities. During the first nine months of 2006, call option contracts were written against $1.3 billion of underlying securities compared to $2.4 billion in the first nine months of 2005. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company routinely enters into these transactions with the goal of enhancing its overall return on its investment portfolio. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at September 30, 2006, December 31, 2005 or September 30, 2005.
The Company recognized trading income related to interest rate swaps not designated in hedge relationships and the trading account assets of its broker-dealers. Trading income recognized for the net cash settlement of swaps is income that would have been recognized regardless of whether the swaps were designated in hedging relationships. However, in the absence of hedge accounting, the net cash settlement of the swaps is included in trading income rather than net interest income. Total trading income in the third quarter of 2006 totaled $4,000 compared to a gain of $3.1 million the third quarter of 2005. On a year-to-date basis, trading income totaled $8.8 million, compared to a loss of $2.5 million in the same period of 2005. The trading income is almost entirely related to the appreciation in the interest rate swaps as the fair market value of the rate swaps increased as rates have risen since June 30, 2005. In July 2006, the Company settled its position in these interest rate swap contracts by selling them to third parties at prices similar to the fair values recorded as of June 30, 2006. The Company realized approximately $5.8 million from the settlement of these swaps and eliminated any further earnings volatility due to the changes in fair values. These interest rate swaps were initially entered into to hedge the Company’s variable rate trust-preferred securities and subordinated notes and were determined to not qualify for hedge accounting.
Bank Owned Life Insurance (“BOLI”) income totaled $740,000 in the third quarter of 2006 and $701,000 in the same period of 2005. This income represents adjustments to the cash surrender value of BOLI policies. The Company originally purchased $41.1 million of BOLI in 2002 to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executives’ employment contracts. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of The Lakes and $8.4 million owned by Hinsbrook Bank when Wintrust acquired these banks. As of September 30, 2006, the Company’s recorded investment in BOLI was $81.2 million. Income attributable to changes in cash surrender value of the BOLI policies was $2.0 million for the first nine months of 2006 and $1.9 million for the same period of 2005.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $2.1 million in the third quarter of 2006 and $1.6 million in the third quarter of 2005. On a year-to-date basis, miscellaneous other non-interest income totaled $5.7 million in 2006 and $4.4 million in 2005.

Non-interest Expense
Non-interest expense for the third quarter of 2006 totaled $59.0 million and increased $8.7 million, or 17%, from the third quarter 2005 total of $50.3 million. For the first nine months of 2006, non-interest expense totaled $169.4 million and increased $21.7 million, or 15%, from the $147.7 million reported for the first nine months of 2005. Most categories of non-interest expense increased in these quarterly and year-to-date periods as a result of the acquisition of Hinsbrook Bank in May 2006, the continued expansion of the Banks with new branch locations and the opening of the Company’s newest de novo bank at the end of the first quarter of 2006 and the acquisition of First Northwest Bank which was effective March 31, 2005. Hinsbrook Bank added $2.5 million to total non-interest expense in the third quarter of 2006 and $3.4 million for the year-to-date period. Including the locations of Hinsbrook Bank, Wintrust added or expanded 16 locations in the past 12 months that added to all categories of non-interest expense. Salary and employee benefits, equipment, occupancy and marketing are directly impacted by the addition of new locations and the expansion of existing locations. Since September 30, 2005, total loans and total deposits increased 23% and 19%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base.
The following tables present non-interest expense by category for the periods presented:

	Three Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2006	2005	Change	Change
Salaries and employee benefits	$34,583	$29,542	$5,041	17.1
Equipment	3,451	2,979	472	15.8
Occupancy, net	5,166	4,137	1,029	24.9
Data processing	2,404	1,917	487	25.4
Advertising and marketing	1,349	1,216	133	10.9
Professional fees	1,839	1,392	447	32.1
Amortization of other intangible assets	1,214	884	330	37.3
Other:
Commissions – 3rd party brokers	867	967	(100)	(10.3)
Postage	986	926	60	6.5
Stationery and supplies	746	736	10	1.4
Miscellaneous	6,384	5,630	754	13.4

Total other	8,983	8,259	724	8.8

Total non-interest expense	$58,989	$50,326	$8,663	17.2

	Nine Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2006	2005	Change	Change
Salaries and employee benefits	$101,412	$88,186	$13,226	15.0
Equipment	9,918	8,706	1,212	13.9
Occupancy, net	14,679	11,838	2,841	24.0
Data processing	6,288	5,375	913	17.0
Advertising and marketing	3,718	3,426	292	8.5
Professional fees	4,957	4,366	591	13.5
Amortization of other intangible assets	2,780	2,509	271	10.8
Other:
Commissions – 3rd party brokers	2,957	2,882	75	2.6
Postage	2,864	2,825	39	1.4
Stationery and supplies	2,325	2,378	(53)	(2.2)
Miscellaneous	17,458	15,155	2,303	15.2

Total other	25,604	23,240	2,364	10.2

Total non-interest expense	$169,356	$147,646	$21,710	14.7

Salaries and employee benefits comprised 59% of total non-interest expense in both the third quarter of 2006 and 2005. Salaries and employee benefits totaled $34.6 million for the third quarter of 2006, an increase of $5.0 million, or 17%, compared to the prior year’s third quarter total. On a year-to-date basis, salaries and employee benefits totaled $101.4 million, an increase of $13.2 million, or 15%, as compared to the prior year amount. The adoption of SFAS 123R on January 1, 2006, accounted for $1.5 million and $4.2 million of the increases in the quarterly and year-to-date periods, respectively. The acquisition of Hinsbrook Bank accounted for $1.1 million and $1.5 million of the increases in the quarterly and year-to-date periods, respectively. See Note 12, Stock-Based Compensation Plans, of the Financial Statements presented under Item 1 of this report for additional information on the adoption of SFAS 123R. The balance of the increase was attributable to annual salary adjustments, increases in employee benefits expense and the general growth and development of the banking franchise.
Occupancy expense for the third quarter of 2006 was $5.2 million, an increase of $1.0 million, or 25%, compared to the same period of 2005. On a year-to-date basis, occupancy expense totaled $14.7 million, an increase of $2.8 million, or 24%, compared to the same period of 2005. Occupancy expense increased primarily as a result of the Company’s continued banking expansion.
Commissions paid to third party brokers primarily represent the commissions paid on revenue generated by Focused through its network of unaffiliated banks.
Other categories of non-interest expense, including equipment expense, data processing, professional fees, advertising and marketing, amortization of other intangible assets and other, increased in the third quarter of 2006 over the third quarter of 2005 as well as in the first nine months of 2006 relative to the same period last year. These increases are noted in the preceding tables of non-interest expense and are due primarily to the general growth and expansion of the banking franchise and the acquisition of Hinsbrook Bank. The percentage increase in each of these categories is in line with the 23% increase in total loans and 19% increase in total deposits over the last twelve months.
Income Taxes
The Company recorded income tax expense of $8.2 million for the three months ended September 30, 2006 compared to $11.4 million for the same period of 2005. On a year-to-date basis, income tax expense was $29.3 million in 2006 and $27.6 million in 2005. The effective tax rate was 35.4% and 36.5% in the third quarter of 2006 and 2005, respectively, and 36.3% on a year-to-date basis for 2006 and 2005.

Operating Segment Results
As described in Note 8 to the Consolidated Financial Statements, the Company’s operations consist of four primary segments: banking, premium finance, Tricom and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for loan losses, non-interest income and operating expenses of its banking segment. The net interest income of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposits balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.)
The banking segment’s net interest income for the quarter ended September 30, 2006 totaled $62.2 million as compared to $55.3 million for the same period in 2005, an increase of $6.9 million, or 12.6%. This increase resulted primarily from total asset growth of $1.4 billion offset by the effect of a decrease in net interest margin. The banking segment’s non-interest income totaled $9.7 million in the third quarter of 2006, a decrease of $5.6 million, or 36.4%, when compared to the third quarter of 2005 total of $15.3 million. The decrease in non-interest income is primarily a result of a lower level of fees from covered call options. The banking segment’s net income for the quarter ended September 30, 2006 totaled $15.8 million, a decrease of $2.9, or 15.5%, as compared to the third quarter of 2005 total of $18.7 million. On a year-to-date basis, net interest income totaled $178.6 million for the first nine months of 2006, an increase of $22.9 million, or 14.7%, as compared to the $155.7 million recorded in the same period last year. Non-interest income decreased $9.2 million to $30.5 million in the first nine months of 2006 compared to the same period of 2005. The banking segment’s after-tax profit for the nine months ended September 30, 2006, totaled $48.9 million, a decrease of $2.3 million, or 4.5%, as compared to the prior year total of $51.3 million.
Net interest income for the premium finance segment totaled $10.4 million for the quarter ended September 30, 2006, an increase of $90,000, or 0.9%, compared to the $10.3 million in the same period in 2005. The premium finance segment’s non-interest income totaled $272,000 and $1.3 million for the quarters ended September 30, 2006, and 2005, respectively. Non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Wintrust did not sell any premium finance receivables to an unrelated third party financial institution in the third quarter of 2006 but sold $137 million in the third quarter of 2005. Net after-tax profit of the premium finance segment totaled $4.4 million and $5.5 million for the quarters ended September 30, 2006 and 2005, respectively. On a year-to-date basis, net interest income totaled $30.0 million for the first nine months of 2006, a decrease of $1.4 million, or 4.3%, as compared to the $31.4 million recorded in the same period last year. Non-interest income decreased $2.3 million to $2.7 million in the first nine months of 2006 as a result of lower interest rate spread realized on the loans sold to an unrelated third party and a lower volume of premium finance receivables sold to an unrelated third party in the first nine months of 2006 ($303 million) than in the first nine months of 2005 ($422 million). The premium finance segment’s after-tax profit for the nine months ended September 30, 2006, totaled $14.1 million, a decrease of $3.1 million, or 17.9%, as compared to the $17.2 million recorded in the first nine months of 2005.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $1.1 million in both the third quarter of 2006 and 2005. Increasing sales penetration helped offset the effects of competitive pricing pressures. The segment’s net income was $471,000 in the third quarter of 2006 compared to $481,000 in the same quarter in 2005. On a year-to-date basis, net interest income totaled $3.0 million for each of the first nine months of 2006 and 2005. Non-interest income increased $165,000 to $3.5 million in the first nine months of 2006. The Tricom segment’s after-tax profit for the nine months ended September 30, 2006 and September 30, 2005 each totaled $1.3 million.
The wealth management segment reported net interest income of $2.8 million for the third quarter of 2006 compared to $204,000 in the same quarter of 2005. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.5 million ($1.5 million after tax) in the third quarter of 2006 and $39,000 ($24,000 after tax) in the third quarter of 2005. During the third quarter of

2006, the Company changed the measurement methodology for the net interest income component of the wealth management segment. In conjunction with the change in the executive management team for this segment in the third quarter of 2006, the contribution attributable to the wealth management deposits was redefined to measure the full net interest income contribution. In previous periods, the contribution from these deposits was limited to the value as an alternative source of funding for each bank. As such, the contribution in previous periods did not capture the total net interest income contribution of this funding source. Current executive management of this segment uses this measured contribution to determine the overall profitability. This segment recorded non-interest income of $8.5 million for both the third quarter of 2006 and 2005. The wealth management segment’s net income totaled $1.1 million for the third quarter of 2006 compared to a net loss of $640,000 for the third quarter of 2005. On a year-to-date basis, net interest income totaled $3.4 million for the first nine months of 2006, an increase of $2.2 million, or 170.5%, as compared to the $1.3 million recorded in the same period last year. The allocated net interest income included in this segment’s profitability was $2.6 million ($1.6 million after tax) in the first nine months of 2006 and $366,000 ($226,000 after tax) in the first nine months of 2005. The change in measurement methodology described above accounted for this increase. Non-interest income increased $2.5 million to $29.1 million in the first nine months of 2006. This increase was primarily related to a $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund in the first quarter of 2006. This segment’s after-tax profit for the nine months ended September 30, 2006, totaled $1.8 million compared to the prior year net loss of $1.3 million, an improvement of $3.1 million. The bulk of this increase is attributable to the change in measurement methodology for net interest income in the third quarter of 2006 and the sale of the Wayne Hummer Growth Fund in the first quarter of 2006.

FINANCIAL CONDITION
Total assets were $9.5 billion at September 30, 2006, representing an increase of $1.6 billion, or 20%, over $7.9 billion at September 30, 2005. Approximately $563 million of the increase in total assets in this period is a result of the acquisition of Hinsbrook Bank while the remaining increase is primarily a result of the addition of other new Bank locations and the expansion of existing locations. Total assets at September 30, 2006, increased $290 million, or 13% on an annualized basis, since June 30, 2006. Total funding, which includes deposits, all notes and advances, including the Long-term debt-trust preferred securities, was $8.7 billion at September 30, 2006, representing an increase of $1.4 billion, or 20%, over the September 30, 2005 reported amounts. Total funding at September 30, 2006, increased $1.2 billion, or 20% on an annualized basis, since December 31, 2005. See Notes 3-7 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2006		June 30, 2006		September 30, 2005
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$3,840,588	46%	$3,499,902	44%	$3,040,333	43%
Home equity	650,917	8	630,806	8	623,477	9
Residential real estate (1)	388,578	4	369,721	5	424,963	6
Premium finance receivables	986,571	12	986,160	12	855,510	12
Indirect consumer loans	240,229	3	224,715	3	200,521	3
Tricom finance receivables	40,060	1	40,173	1	38,694	1
Other loans	108,455	1	98,439	1	106,247	2

Total loans, net of unearned income	$6,255,398	75%	$5,849,916	74%	$5,289,745	76%
Liquidity management assets (2)	2,106,501	25	2,090,691	26	1,752,224	24
Other earning assets (3)	29,114	—	32,304	—	9,894	—

Total average earning assets	$8,391,013	100%	$7,972,911	100%	$7,051,863	100%

Total average assets	$9,284,025		$8,785,381		$7,779,203

Total average earning assets to total average assets		90%		91%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the third quarter of 2006 increased $1.3 billion, or 19%, to $8.4 billion, compared to the third quarter of 2005. The ratio of total average earning assets as a percent of total average assets decreased 1% from the prior quarterly periods shown in the above table.
Total average loans during the third quarter of 2006 increased $966 million, or 18%, over the previous year third quarter. Average commercial and commercial real estate loans increased 26%, indirect consumer loans increased 20% and premium finance receivables increased 15% in the third quarter of 2006 compared to the average balances in the third quarter of 2005. Average total loans increased $405 million, or 28% on an annualized basis, over the average balance in the second quarter of 2006. The acquisition of Hinsbrook Bank contributed approximately $350 million to average total loans in the third quarter of 2006.
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

	Average Balances for the
	Nine Months Ended
	September 30, 2006		September 30, 2005
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$3,511,679	44%	$2,863,538	42%
Home equity	634,366	8	621,320	9
Residential real estate (1)	368,558	5	390,487	6
Premium finance receivables	962,395	12	849,852	13
Indirect consumer loans	223,520	3	193,385	3
Tricom finance receivables	41,254	1	30,722	—
Other loans	96,296	1	105,924	2

Total loans, net of unearned income	5,838,068	74	5,055,228	75
Liquidity management assets (2)	2,084,962	26	1,660,785	25
Other earning assets (3)	31,068	—	25,043	—

Total average earning assets	$7,954,098	100%	$6,741,056	100%

Total average assets	$8,760,950		$7,437,681

Total average earning assets to total average assets		91%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Average earning assets for the nine months ended September 30, 2006 increased $1.2 billion, or 18%, over the first nine months of 2005. The ratio of year-to-date total average earning assets as a percent of total average assets remained consistent at 91% for each reporting period shown in the above table. Total average loans increased by $783 million in the first nine months of 2006 compared to the same period of 2005. Average commercial and commercial real estate loans increased 23%, Tricom finance receivables increased 34%, indirect consumer loans increased 16% and premium finance receivables increased 13% in the first nine months of 2006 compared to the first nine months of 2005.

Deposits
Total deposits at September 30, 2006, were $7.7 billion and increased $1.2 billion, or 19%, compared to total deposits at September 30, 2005. See Note 5 to the financials statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2006		June 30, 2006		September 30, 2005
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$663,647	9%	$633,500	9%	$617,547	10%
NOW accounts	796,955	10	772,420	11	720,538	11
Wealth management deposits	466,455	6	441,665	6	413,144	6
Money market accounts	659,893	9	623,646	9	680,414	11
Savings accounts	312,662	4	308,540	4	307,577	5
Time certificates of deposit	4,737,229	62	4,348,202	61	3,611,348	57

Total average deposits	$7,636,841	100%	$7,127,973	100%	$6,350,568	100%

Total average deposits for the third quarter of 2006 were $7.6 billion, an increase of $1.3 billion, or 20%, over the third quarter of 2005 and an increase of $509 million, or 28% on an annualized basis, over the second quarter of 2006. The acquisition of Hinsbrook Bank contributed approximately $141 million and $414 million to average deposits in the second and third quarters of 2006, respectively.
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
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $833 million in the third quarter of 2006, an increase of $91 million compared to the third quarter of 2005 average balance of $742 million, and a decrease of $64 million compared to the second quarter 2006 average balance of $896 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2006	2006	2005
Notes payable	$15,856	$4,615	$2,924
Federal Home Loan Bank advances	377,399	371,369	346,057

Other borrowings:
Federal funds purchased	5,912	68,514	26,322
Securities sold under repurchase agreements	113,113	158,209	87,571
Other	1,932	2,092	2,768

Total other borrowings	120,957	228,815	116,661

Subordinated notes	80,304	61,242	50,000
Long-term debt — trust preferred securities	238,111	230,389	226,484

Total other funding sources	$832,627	$896,430	$742,126

Notes payable represents the average amount outstanding on the Company’s $51.0 million loan agreement with an unaffiliated bank. In the third quarter of 2006, the Company used this borrowing facility to add capital to the Banks and for other general corporate purposes. The balance of notes payable as of September 30, 2006, was $8.0 million.
In May 2006, in connection with the acquisition of Hinsbrook Bank, the Company increased its outstanding subordinated notes with the funding of a $25.0 million subordinated note with the holder of the other subordinated notes with substantially similar terms as the other subordinated notes. The Company also acquired $8.0 million of subordinated debt that was on Hinsbrook’s balance sheet, however this subordinated debt was subsequently redeemed in August 2006. Subordinated notes totaled $75.0 million as of September 30, 2006.
In September 2006, the Company issued $51.5 million of long-term debt — trust preferred securities through Wintrust Capital Trust IX and redeemed $32.0 million of long-term debt - trust preferred securities previously issued through Wintrust Capital Trust I. In August 2005, the Company issued $41.2 million of long-term debt — trust preferred securities through Wintrust Capital Trust VIII and redeemed $20.6 million of long-term debt — trust preferred securities previously issued through Wintrust Capital Trust II.
See Notes 6 and 7 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources.
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2006 as compared to December 31, 2005.

Shareholders’ Equity
Total shareholders’ equity was $763.3 million at September 30, 2006 and increased $149.7 million since September 30, 2005 and $135.4 million since the end of 2005. Significant increases from December 31, 2005, include the retention of $44.5 million of earnings (net income of $51.5 million less dividends of $7.0 million), $57.1 million from the issuance of 1.1 million shares of the Company’s common stock in connection with business combinations, $11.6 million from the issuance of 200,000 new shares of the Company’s common stock in settlement of the forward sale agreement of common stock, $14.1 million for SFAS 123(R), $11.6 million from the issuance of shares of the Company’s common stock and related tax benefit pursuant to various stock compensation plans and $1.1 million from the cumulative-effect adjustment of the change in accounting for MSRs pursuant to SFAS 156. Increases in unrealized net losses from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, decreased shareholders’ equity $5.0 million from December 31, 2005. The annualized return on average equity for the three months ended September 30, 2006 was 8.04%, compared to 13.07% for the third quarter of 2005.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	June 30,	September 30,
	2006	2006	2005
Leverage ratio	8.3%	8.2%	8.2%
Tier 1 capital to risk-weighted assets	9.9	9.5	10.0
Total capital to risk-weighted assets	11.5	11.3	11.8
Total average equity-to-total average assets *	7.9	7.7	7.7

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	3.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuance of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital to risk-weighted assets ratio with these new issuances of regulatory capital. As indicated in Note 7 to the Financial Statements presented under Item 1 of this report, in September 2006, the Company issued $51.5 million of 6.84% fixed-rate long-term debt — trust preferred securities and used the proceeds to redeem $32.0 million of 9.00% fixed-rate long-term debt — trust preferred securities. In August 2005, the Company issued $41.2 million of LIBOR + 1.45% long-term debt — trust preferred securities and used the proceeds to redeem $20.6 million of 10.5% fixed-rate long-term debt — trust preferred securities. In addition, on October 25, 2005, the Company signed a $25.0 million subordinated note agreement, which was funded in the second quarter of 2006 to fund the acquisition of HBI. See Note 6 to the financial statements presented under Item 1 of this report for further information on the terms of this note.
In January and July 2006, Wintrust declared a semi-annual cash dividend of $0.14 per common share. In January and July 2005, Wintrust declared a semi-annual cash dividend of $0.12 per common share. The dividend payout ratio (annualized) was 10.5% for the first nine months of 2006 and 9.0% for the first nine months of 2005. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
In July 2006, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of its outstanding common stock over the next 18 months. This repurchase plan replaces the previous share repurchase plan that was announced in January 2000. No shares were repurchased in the first nine months of 2006 under the current plan or the previously announced plan, and 2,000,000 shares remain available for repurchase as of September 30, 2006. The Company began to repurchase shares in October 2006 and has repurchased 111,200 shares through November 6, 2006.

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

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$44,596	$39,722	$40,283	$34,227

Provision for credit losses	1,886	3,077	5,165	5,602

Allowance acquired in business combinations	—	—	3,852	4,793

Charge-offs:
Commercial and commercial real estate loans	716	1,397	2,793	2,614
Home equity loans	11	88	33	88
Residential real estate loans	49	98	81	142
Consumer and other loans	63	101	253	240
Premium finance receivables	925	745	1,948	1,604
Indirect consumer loans	223	131	395	365
Tricom finance receivables	25	—	25	—

Total charge-offs	2,012	2,560	5,528	5,053

Recoveries:
Commercial and commercial real estate loans	529	166	766	409
Home equity loans	—	—	22	—
Residential real estate loans	—	—	—	—
Consumer and other loans	53	18	136	33
Premium finance receivables	125	177	398	489
Indirect consumer loans	56	33	139	133
Tricom finance receivables	—	—	—	—

Total recoveries	763	394	1,461	1,064

Net charge-offs	(1,249)	(2,166)	(4,067)	(3,989)

Allowance for loan losses at period-end	$45,233	$40,633	$45,233	$40,633

Allowance for lending-related commitments at period-end	$491	$—	$491	$—

Allowance for credit losses at period-end	$45,724	$40,633	$45,724	$40,633

Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.02%	0.16%	0.08%	0.10%
Home equity loans	0.01	0.06	—	0.02
Residential real estate loans	0.05	0.09	0.03	0.05
Consumer and other loans	0.04	0.31	0.16	0.26
Premium finance receivables	0.32	0.26	0.22	0.18
Indirect consumer loans	0.28	0.19	0.15	0.16
Tricom finance receivables	0.25	—	0.08	—

Total loans, net of unearned income	0.08%	0.16%	0.09%	0.11%

Net charge-offs as a percentage of the provision for credit losses	66.22%	70.39%	78.74%	71.21%

Loans at period-end			$6,330,612	$5,149,795
Allowance for loan losses as a percentage of loans at period-end			0.71%	0.79%
Allowance for credit losses as a percentage of loans at period-end			0.72%	0.79%

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
The provision for credit losses totaled $1.9 million for the third quarter of 2006, compared to $3.1 million for the third quarter of 2005. For the quarter ended September 30, 2006 net charge-offs totaled $1.3 million, compared to $2.2 million for the same period of 2005. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.08% in the third quarter of 2006 and 0.16% in the same period in 2005. The decrease in the provision for credit losses in the third quarter of 2006 is primarily a result of a lower level of net charge-offs recorded.
On a year-to-date basis, the provision for credit losses totaled $5.2 million for the first nine months of 2006, compared to $5.6 million for the first nine months of 2005. Net charge-offs for the first nine months of 2006 totaled $4.1 million, compared to $4.0 million for the first nine months of 2005. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.09% for the nine months of 2006 and 0.11% in the same period in 2005.
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

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2006	2006	2005	2005

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$970	$505	$159	$1,120
Commercial, consumer and other	4,395	4,399	1,898	1,338
Premium finance receivables	4,618	3,024	5,211	4,060
Indirect consumer loans	462	113	228	278
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	10,445	8,041	7,496	6,796

Non-accrual loans:
Residential real estate and home equity	2,458	1,326	457	708
Commercial, consumer and other	14,332	11,586	11,712	12,178
Premium finance receivables	6,352	6,180	6,189	4,949
Indirect consumer loans	741	214	335	404
Tricom finance receivables	349	—	—	—

Total non-accrual	24,232	19,306	18,693	18,239

Total non-performing loans:
Residential real estate and home equity	3,428	1,831	616	1,828
Commercial, consumer and other	18,727	15,985	13,610	13,516
Premium finance receivables	10,970	9,204	11,400	9,009
Indirect consumer loans	1,203	327	563	682
Tricom finance receivables	349	—	—	—

Total non-performing loans	34,677	27,347	26,189	25,035

Other real estate owned	1,165	2,519	1,400	1,600

Total non-performing assets	$35,842	$29,866	$27,589	$26,635

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity	0.36%	0.19%	0.07%	0.20%
Commercial, consumer and other	0.46	0.41	0.42	0.42
Premium finance receivables	1.04	0.98	1.40	1.13
Indirect consumer loans	0.49	0.14	0.28	0.34
Tricom finance receivables	0.86	—	—	—

Total non-performing loans	0.55%	0.45%	0.50%	0.49%

Total non-performing assets as a percentage of total assets	0.38%	0.33%	0.34%	0.34%

Allowance for loan losses as a percentage of non-performing loans	130.44%	163.08%	153.82%	162.30%

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $3.4 million at September 30, 2006. The balance increased $1.6 million from September 30, 2005 and $1.6 million from June 30, 2006. The acquisition of Hinsbrook Bank accounted for $635,000 of the increase. Each non-performing credit is well secured and in the process of collection. Management does not expect any material losses from the resolution of any of the credits in this category.
Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $18.7 million as of September 30, 2006. The balance in this category increased $5.2 million from September 30, 2005 and $2.7 million from June 30, 2006. The acquisition of Hinsbrook Bank accounted for $2.7 million of the increase from September 30, 2005. Management does not expect any material losses from the resolution of any of the relatively small number of credits in this category.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	September 30,	June 30,	September 30,
(Dollars in thousands)	2006	2006	2005
Non-performing premium finance receivables	$10,970	$9,204	$9,009
- as a percent of premium finance receivables outstanding	1.04%	0.98%	1.13%

Net charge-offs of premium finance receivables	$800	$441	$568
- annualized as a percent of average premium finance receivables	0.32%	0.18%	0.26%

The level of non-performing premium finance receivables as a percent of total premium finance receivables is lower than the levels reported at September 30, 2005 and higher than the levels reported at June 30, 2006. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $1.2 million at September 30, 2006, compared to $682,000 at September 30, 2005 and $327,000 at June 30, 2006. The ratio of these non-performing loans to total indirect consumer loans was 0.49% at September 30, 2006, compared to 0.34% at September 30, 2005 and 0.14% at June 30, 2006. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.28% for the quarter ended September 30, 2006 compared to 0.19% for the quarter ended September 30, 2005. The levels of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Problem Loan Report”) as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks’ and Wintrust’s Risk Management committees, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of September 30, 2006, June 30, 2006, and September 30, 2005 totaled $90.2 million, $99.9 million and $72.5 million, respectively. The acquisition of Hinsbrook Bank accounted for $16.6 million of the increase in Problem Loan Report loans from September 30, 2005 to September 30, 2006. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.
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

The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of September 30, 2006:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$168,676	—	—	—	168,676
Interest-bearing deposits with banks	16,218	—	—	—	16,218
Available-for-sale securities	362,283	314,711	509,543	649,779	1,836,316

Total liquidity management assets	547,177	314,711	509,543	649,779	2,021,210
Loans, net of unearned income (1)	3,734,891	1,216,665	1,317,367	162,433	6,431,356
Other earning assets	25,159	—	—	—	25,159

Total earning assets	4,307,227	1,531,376	1,826,910	812,212	8,477,725
Other non-earning assets	—	—	—	985,335	985,335

Total assets (RSA)	$4,307,227	1,531,376	1,826,910	1,797,547	9,463,060

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$3,262,032	2,662,701	1,030,373	105,001	7,060,107
Federal Home Loan Bank advances	16,255	28,000	162,072	166,113	372,440
Notes payable and other borrowings	141,132	—	—	—	141,132
Subordinated notes	75,000	—	—	—	75,000
Long-term debt – trust preferred securities	192,031	—	6,292	51,547	249,870

Total interest-bearing liabilities	3,686,450	2,690,701	1,198,737	322,661	7,898,549
Demand deposits	—	—	—	649,478	649,478
Other liabilities	—	—	—	151,735	151,735
Shareholders’ equity	—	—	—	763,298	763,298

Effect of derivative financial instruments:
Interest rate swaps (Company pays fixed, receives floating)	(193,741)	—	8,674	185,067	—
Interest rate swap (Company pays floating, receives fixed)	2,512	—	(2,512)	—	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$3,495,221	2,690,701	1,204,899	2,072,239	9,463,060

Repricing gap (RSA – RSL)	$812,006	(1,159,325)	622,011	(274,692)
Cumulative repricing gap	$812,006	(347,319)	274,692	—

Cumulative RSA/Cumulative RSL	123%	94%	104%
Cumulative RSA/Total assets	46%	62%	81%
Cumulative RSL/Total assets	37%	65%	78%

Cumulative GAP/Total assets	9%	(4)%	3%
Cumulative GAP/Cumulative RSA	19%	(6)%	4%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and are included in 0-90 days.
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

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at September 30, 2006, December 31, 2005 and September 30, 2005, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points
Percentage change in net interest income due to an immediate 100 and 200 basis point shift in the yield curve:
September 30, 2006	9.2%	7.6%	2.4%	1.6%
December 31, 2005	1.4%	1.1%	(3.9)%	(8.7)%
September 30, 2005	3.8%	1.0%	(2.9)%	(9.2)%

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
During the first nine months of 2006, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of net interest margin compression and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2006.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
On September 1, 2006, the Company completed the sale and issuance of $50.0 million of trust preferred securities issued by the Company’s wholly-owned, statutory business trust subsidiary, Wintrust Capital Trust IX (the “Trust”). The trust preferred securities pay interest quarterly at a fixed rate of 6.84% through September 10, 2011 and then at a floating rate equal to three-month LIBOR plus 1.63%. The Company purchased the common securities of the Trust for $1.547 million and, simultaneously with the issuance of the trust preferred securities, the Trust invested the total proceeds from the issuance and sale of the trust preferred securities and common securities in $51.547 million of subordinated debentures issued by the Company. The trust preferred securities and subordinated debentures mature on September 15, 2036, and may be redeemed on or after September 15, 2011 if certain conditions are met. The issuances of the trust preferred securities and the subordinated debentures were made in a private placement exempt from registration under the Securities Act pursuant to Section 4(2) thereunder and applicable state securities laws exemptions. The net proceeds of the issuance and sale were used to redeem, at par value, $32.01 million of the debentures of Wintrust Capital Trust I with a fixed interest rate of 9.00%.
On July 31, 2006, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of its outstanding common stock over the next 18 months. This repurchase plan replaces the previous share repurchase plan that was announced in January 2000. No shares were repurchased in the first nine months of 2006 under the current plan or the previously announced plan, and 2,000,000 shares remain available for repurchase as of September 30, 2006. The Company began to repurchase shares in October 2006 and has repurchased 111,200 shares through November 6, 2006.

Item 6: Exhibits.
(a) Exhibits
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

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

10.1
Indenture dated as of September 1, 2006, between Wintrust Financial Corporation and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.2
Amended and Restated Declaration of Trust, dated as of September 1, 2006, among Wintrust Financial Corporation, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.3
Guarantee Agreement, dated as of September 1, 2006, between Wintrust Financial Corporation, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

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

WINTRUST FINANCIAL CORPORATION
(Registrant)
Date: November 9, 2006	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)