Form 10-K
period 2006-12-31
WINTRUST FINANCIAL CORP
filed 2007-03-01
CIK 1015328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ____________ to ____________
Commission File Number 0-21923
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
727 North Bank Lane
Lake Forest, Illinois 60045
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 615-4096
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes          ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $50.85, as reported by the Nasdaq National Market, was $1,248,267,326.
As of February 26, 2007, the registrant had 25,009,364 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2006, which is included as Exhibit 13.1 to this Form 10-K, are incorporated by reference into Parts I and II hereof and portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 24, 2007 are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS
Wintrust Financial Corporation, an Illinois corporation (“Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $9.6 billion at December 31, 2006. The Company engages in the business of providing traditional community banking services, wealth management services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.
The Company provides community-oriented, personal and commercial banking services to customers located in the greater Chicago, Illinois and southern Wisconsin metropolitan areas through its fifteen wholly-owned banking subsidiaries (collectively, the “Banks”). The Company controls nine Illinois-chartered banks, Lake Forest Bank and Trust Company (“Lake Forest Bank”), Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of The Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, the Company has one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks, Barrington Bank and Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Advantage National Bank (“Advantage Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”).
The Company provides a full range of wealth management services through three separate subsidiaries, including Wayne Hummer Trust Company, N.A. (“WHTC”), Wayne Hummer Investments, LLC (“WHI”), a broker-dealer and subsidiary of North Shore Bank and Wayne Hummer Asset Management Company (“WHAMC”), a registered investment adviser. Focused Investments, LLC (“Focused”), which was a broker-dealer and subsidiary of WHI, was merged into WHI in 2006. The Company acquired WHI, Focused and WHAMC in February 2002 and these companies are referred to collectively as the Wayne Hummer Companies.
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
In May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and its affiliate Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and its network of mortgage brokers. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank. In September 2004, the Company also acquired Northview Mortgage, LLC, a mortgage broker, in connection with its purchase of Northview Financial Corporation.

Northview Mortgage, LLC is a direct subsidiary of Wintrust and is currently inactive. Mortgage banking operations are also performed within each of the Banks.
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
Additional information regarding the Company’s business and strategies is included in the “Management’s Discussion and Analysis of Financial condition and Results of Operations” section of the 2006 Annual Report to Shareholders, which is filed as Exhibit 13.1 to this Form 10-K and is incorporated herein by reference and constitutes a part of this report.
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
Wintrust developed its banking franchise through the de novo organization of nine banks and the purchase of seven banks, one of which was merged into an existing Wintrust bank. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased in affluent suburbs for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. Following the same business plan, the Company started Hinsdale Bank in 1993 to service the communities of Hinsdale and Burr Ridge, North Shore Bank in 1994 to service the communities of Wilmette and Kenilworth, Libertyville Bank in 1995 to service the communities of Libertyville, Vernon Hills and Mundelein, Barrington Bank in 1996 to service the greater Barrington/Inverness areas, Crystal Lake Bank in 1997 to service the communities of Crystal Lake and Cary, Northbrook Bank in 2000 to service the communities of Northbrook, Glenview and Deerfield, Beverly Bank in 2004 to service the communities of Beverly Hills and Morgan Park on the southwest side of Chicago and Old Plank Trail Bank in 2006 to serve the communities of New Lenox, Mokena and Frankfurt. Since the initial openings of these nine banks, each has opened additional branches in adjacent and nearby communities to expand their franchise.
Wintrust completed its first bank acquisitions in the fourth quarter of 2003, with the acquisitions of Advantage Bank in October 2003 and Village Bank in December 2003. In September 2004, Wintrust acquired Northview Financial Corporation and its wholly-owned subsidiary, Northview Bank & Trust Company, with banking locations in Northfield, Mundelein and Wheaton, Illinois, and in December 2004, Wintrust relocated the bank’s charter to its Wheaton branch, renamed the bank Wheaton Bank &

Trust Company and transferred its Mundelein branch to Libertyville Bank and its Northfield branches to Northbrook Bank. In October 2004, Wintrust acquired Town Bankshares, Ltd. and its wholly-owned subsidiary, Town Bank, with locations in Delafield and Madison, Wisconsin. Town Bank represents the Company’s first banking operation outside of Illinois. In January 2005, the Company completed its acquisition of Antioch Holding Company and its wholly-owned subsidiary, State Bank of The Lakes, and on March 31, 2005 the Company acquired First Northwest Bancorp, Inc. and its wholly-owned subsidiary First Northwest Bank. First Northwest Bank was merged into Village Bank in May 2005 as both banks were located in and served the same market area. In May 2006, the Company completed its acquisition of Hinsbrook Bancshares, Inc. and its wholly-owned subsidiary, Hinsbrook Bank & Trust, with five banking locations in the western suburbs of Chicago, including Willowbrook, Downers Grove, Darien, Glen Ellyn and Geneva. In December 2005, Wintrust relocated the bank’s charter to its Geneva branch, renamed the bank St. Charles Bank & Trust Company, and transferred the Willowbrook, Downers Grove and Darien branches to Hinsdale Bank and the Glen Ellyn branch to Wheaton Bank. These branch transactions were done to align the Banks’ branches within the same market area under one bank charter. As of December 31, 2006, the Company had 73 banking locations.
All of the banks acquired by Wintrust share the same commitment to community banking and customer service as the banks the Company organized. Each of the acquired banks, with the exception of Hinsbrook Bank and State Bank of The Lakes, began operations within the same time frame in which Wintrust organized its Banks. The charters of Hinsbrook Bank and State Bank of The Lakes, however, date back to 1987 and 1894, respectively.
The deposits of each of the Banks are insured by the FDIC up to the applicable limits. Currently the standard maximum deposit insurance amount is $100,000 per non-retirement account capacity, subject to possible cost-of-living adjustments after 2010, and up to $250,000 for certain retirement accounts. In addition, each Bank is subject to regulation, supervision and regular examination by: (1) the Secretary of the Illinois Department of Financial and Professional Regulation (“Illinois Secretary”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”) for Illinois-chartered banks; (2) the Office of the Comptroller of the Currency (“OCC”) for nationally-chartered banks or (3) the Wisconsin Department of Financial Institutions (“Wisconsin Department”) and the Federal Reserve for Town Bank.
Wealth Management Activities
The Company currently offers a full range of wealth management services through three separate subsidiaries, including trust and investment services, asset management and securities brokerage services, marketed primarily under the Wayne Hummer name. Wintrust acquired the Wayne Hummer Companies, headquartered in Chicago, in February 2002. To further expand the Company’s wealth management business, in February 2003, the Company acquired Lake Forest Capital Management Company, a registered investment advisor with approximately $300 million of assets under management upon acquisition. Lake Forest Capital Management Company was merged into WHAMC.
WHTC, the Company’s trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of the Company’s fifteen banks. Assets under administration and/or management by WHTC as of December 31, 2006 were approximately $824 million. WHTC is subject to regulation, supervision and regular examination by the OCC.
WHI, the Company’s registered broker/dealer subsidiary, has been in operations since 1931. Through WHI, the Company provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI client assets were approximately $5.4 billion at December 31, 2006. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2006, established branch locations in offices at a majority of the Company’s banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.
WHAMC, a registered investment adviser, provides money management services and advisory services to individuals and institutional municipal and tax-exempt organizations. In addition, WHAMC also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC had approximately $561 million of assets under management at December 31, 2006.
Specialty Lending
The Company conducts its specialty lending business through indirect non-bank subsidiaries and divisions of its Banks.
FIFC, headquartered in Northbrook, Illinois, is the Company’s most significant specialized lending niche. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Due to the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of the loans originated by FIFC have been purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks with higher yields than alternative investments. During 2006, FIFC originated approximately $3.0 billion of premium finance receivables and sold approximately $303 million, or 10%, of the premium finance receivables generated during the year to an unrelated third party, with servicing retained. The Company has been selling these loans to a third party since 1999. Doing so allowed the Company to originate loans without compromising the liquidity position of the Banks. However, due to capacity at the Banks, the Company did not sell any premium finance loans to a third party in the second half of 2006. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.
Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company’s strategy to pursue specialty lending niches and is an operating subsidiary of Hinsdale Bank. It is located in Milwaukee, Wisconsin and has been in business since 1989. Through Tricom, the Company provides high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2006, Tricom processed payrolls with associated client billings of approximately $531 million and contributed approximately $8.5 million of revenue, net of interest expense, to the Company.
The Company also engages in several other specialty lending areas through divisions of the Banks. Hinsdale Bank operates an indirect auto lending program which originates new and used automobile loans that are purchased by all of the Banks. The loans are generated through a network of automobile dealers located in the Chicago area with which Hinsdale Bank has established relationships. The indirect automobile loans are secured by new and used vehicles and are diversified among many individual borrowers. Like other consumer loans, the indirect auto loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans and continually monitors the dealer relationships to deter third party fraud. The Banks are not dependent on any one dealer as a source of such loans. At December 31, 2006, indirect auto loans totaled $232 million and comprised approximately 3.6% of the Company’s loan portfolio. Other specialty lending conducted through the Banks include Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending. These specialty loans (including the indirect auto loans) generated through divisions of the Banks comprised approximately 6.0% of the Company’s loan and lease portfolio at December 31, 2006.
WestAmerica and Guardian were acquired by Barrington Bank in May 2004 to enhance and diversify the Company’s revenue sources and earning asset base. WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and its network of mortgage brokers. WestAmerica sells its loans servicing released and does not currently engage in mortgage loan servicing. WestAmerica maintains principal origination offices in nine states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WestAmerica and the Banks to better utilize existing operational capacity and improve the product offering for the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products may be purchased by the Banks for their loan portfolios resulting in additional earning assets to the combined organization.
Competition
The Company competes in the commercial banking industry through the Banks in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Banks have a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as imposed on financial holding companies, Illinois or Wisconsin state banks and national banking associations. In addition, the larger banking organizations have significantly greater resources than those available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services.
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
The Company’s wealth management companies (WHTC, WHI and WHAMC) compete with more established wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. The Company believes it can successfully compete for trust, asset management and brokerage business by offering personalized attention and customer service to small to mid-size businesses and affluent individuals. The Company continues to recruit and hire experienced professionals from the more established Chicago area wealth management companies, which is expected to help in attracting new customer relationships.
WestAmerica and Guardian, as well as the mortgage banking functions within the Banks, compete with large mortgage brokers as well as other banking organizations. The mortgage banking business is very competitive and significantly impacted by changes in mortgage interest rates. The Company believes that mortgage banking revenue will be a continuous source of revenue, but the level of revenue will be impacted by changes in mortgage interest rates.
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
Employees
At December 31, 2006, the Company and its subsidiaries employed a total of 1,897 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
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
Supervision and Regulation
Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material effect on the business of commercial banks and bank holding companies, including the Company, the Banks,

FIFC, WHTC, WHI, WHAMC, Tricom, WestAmerica and Guardian. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company, the Banks, FIFC, WHTC, WHI, WHAMC, Tricom, WestAmerica or Guardian. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.
Bank Holding Company Regulation
The Company has elected to be treated by the Federal Reserve as a financial holding company for purposes of the Bank Holding Company Act of 1956, as amended, including regulations promulgated by the Federal Reserve (the “BHC Act”), as augmented by the provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), which established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Bank holding companies that elect to be treated as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. Financial holding companies, unlike traditional bank holding companies, can engage in certain activities without prior Federal Reserve approval, subject to certain post-commencement notice procedures. Banking subsidiaries of financial holding companies are required to be “well capitalized” and “well managed” as defined in the applicable regulatory standards. If these conditions are not maintained, and the financial holding company fails to correct any deficiency within 180 days, the Federal Reserve may require the Company to either divest control of its banking subsidiaries or, at the election of the Company, cease to engage in any activities not permissible for a bank holding company that is not a financial holding company. Moreover, during the period of noncompliance, the Federal Reserve can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained at least a satisfactory rating under the Community Reinvestment Act at all of its controlled banking subsidiaries, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. The Company became a financial holding company in 2002 and currently satisfies the requirements to maintain its status as a financial holding company.
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

Under the BHC Act and Federal Reserve regulations, the Banks are prohibited from engaging in certain tying arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products (loans, deposits or trust services), the Banks may not condition a customer’s purchase of services on the purchase of other services from any of the Banks or other subsidiaries of the Company.
It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to its subsidiaries, and to commit resources to support the subsidiaries. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support even when the Company otherwise would not consider itself able to do so.
The Federal Reserve has adopted risk-based capital requirements for assessing capital adequacy of all bank holding companies, including financial holding companies. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 capital, or “core” capital, consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus) (subject to certain limitations), minority interests in the common equity accounts of consolidated subsidiaries and qualifying trust preferred securities, and is reduced by goodwill, specified intangible assets and certain other items (“Tier 1 Capital”). Tier 2 capital, or “supplementary” capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock.
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
In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing growth, whether internally or through acquisition, are expected to maintain strong capital positions substantially above the minimum levels. Recent regulations proposed by the federal banking regulators referred to as the Basel II and Basel IA proposals could alter the capital adequacy frameworks for banking organizations.
As of December 31, 2006, the Company’s total capital to risk-weighted assets ratio was 11.3%, its Tier 1 Capital to risk-weighted asset ratio was 9.8% and its leverage ratio was 8.2%.
Since the Company’s bank subsidiaries include Illinois-chartered Banks and a Wisconsin-chartered Bank, the Company is also subject to regular examination by the Illinois Secretary and supervision by the Wisconsin Department.
Under the Illinois Banking Act, any person who acquires 25% or more of the Company’s stock may be required to obtain the prior approval of the Illinois Secretary. Similarly, under the Change in Bank

Control Act, a person may be required to obtain the prior regulatory consent of the Federal Reserve before acquiring control of 10% or more of any class of the Company’s outstanding stock. Generally, an acquisition of more than 10% of the Company’s stock by a corporate entity, including a corporation, partnership or trust, would require prior Federal Reserve approval under the BHC Act.
Dividend Limitations. Because the Company’s consolidated net income consists largely of net income of the Banks and its non-bank subsidiaries, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company, the Banks and its non-bank subsidiaries. (See Financial Institution Regulation Generally — Dividends for further discussion of dividend limitations.)
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
Bank Regulation
Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois Secretary. Each of these Illinois-chartered Banks, is a member of the Federal Reserve and, as such, is subject to additional examination by the Federal Reserve as their primary federal regulator. Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank, Old Plank Trail Bank and WHTC are federally-chartered and are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Town Bank is a Wisconsin-chartered bank and a member of the Federal Reserve, and as such is subject to supervision by the Wisconsin Department and the Federal Reserve.
The deposits of the Banks are insured by the Deposit Insurance Fund under the provisions of the Federal Deposit Insurance Act, as amended (the “FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes, Town Bank and St. Charles Bank and the OCC in the case of Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank and Old Plank Trail Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office and any change-in-control of an insured bank that is not subject to review by the Federal Reserve as a holding company regulator. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as

“institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The FDIC also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.
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
Capital Requirements. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2006, each of the Company’s Banks was categorized as “well capitalized.” Because the Company is designated as a financial holding company, each of the Banks is required to maintain capital ratios at or above the “well capitalized” levels.
Prompt Corrective Action. The FDIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investments activities, capital distributions and management fees and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, the FDIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of the FDIA and their implementing regulations generally apply to all FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of the FDIA.
Dividends. As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank, may not pay dividends in an amount greater than their current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. As a Wisconsin state-chartered bank, Town Bank may declare dividends out of its undivided profits, after provision for payment of all expenses, losses, required reserves, taxes, and interest. In addition, if Town Bank’s dividends declared and paid in either of the prior two years exceeded net income for such year, then the bank may not declare a dividend that exceeds year-to-date net income. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Company’s Illinois-chartered banks and Town Bank, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account. Similarly, as national associations supervised by the OCC, Barrington Bank, Crystal Lake Bank, Beverly Bank, Advantage Bank, Old Plank Trail Bank and WHTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account, nor may any of them declare a dividend in excess of undivided profits. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.
In addition to the foregoing, the ability of the Company, the Banks and WHTC to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDIA, as described below. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
Standards for Safety and Soundness. The FDIA requires the federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIA. The guidelines establish general standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.
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
Insurance of Deposit Accounts. Under the FDIA, as an FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (“DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. Each institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During 2006, the Banks recognized expense for deposit insurance premiums in the aggregate amount of $911,000.
In November 2006, the FDIC adopted a new risk-based insurance assessment system effective Jan. 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of the Company’s bank subsidiaries of 5 to 7 cents per $100 of deposits. An FDIC credit available to the Company’s bank subsidiaries for prior contributions is expected to offset some of the assessments for the next two years. Significant increases in the insurance assessments of the Company’s bank subsidiaries will increase the Company’s costs once the credit is fully utilized. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate is approximately 1.25 cents per $100 of deposits.
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
Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2006, the first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve of each Bank) were exempt from the reserve requirements. A 3% reserve ratio applied to balances over $7.8 million up to and including $48.3 million and a 10% reserve ratio applied to balances in excess of $48.3 million. The Banks were in compliance with the applicable requirements in 2006. For 2007, the first $8.5 million of otherwise reservable balances are exempt, balances over $8.5 million and up to $45.8 million are subject to the 3% reserve ratio, and balances over $45.8 million are subject to the 10% reserve ratio.
Anti-Money Laundering. On October 26, 2001, the USA PATRIOT Act of 2001 (the “PATRIOT Act”) was enacted into law, amending in part the Bank Secrecy Act (“BSA”). The BSA and the PATRIOT Act contain anti-money laundering (“AML”) and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial entities and businesses filed with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondence accounts for non-U.S. persons. Each Bank is subject to the PATRIOT Act and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML Program. The Company has established policies, procedures and internal controls that are designed to comply with these AML requirements.
Protection of Client Information. Many aspects of the Company’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the GLB Act as well as the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”). Provisions of the GLB Act require a financial institution to disclose its privacy policy to customers and consumers, and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with certain nonaffiliated third persons. The Company and each of the Banks have a written privacy notice that is delivered to each of their customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. In accordance with that privacy notice, the Company and each Bank protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others. The Company and each Bank require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLB Act. The Company and each Bank have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. The federal banking regulators have interpreted the requirements of the GLB Act to require banks to take certain actions in the event that certain information about customers is compromised. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Company and/or each Bank may need to amend their privacy policies and adapt their internal procedures. The Company and the Banks may also be subject to additional requirements under state laws.

Moreover, like other lending institutions, each of the Banks utilizes credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Report Act (the “FCRA”), including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The FCRA was amended by the FACT Act in 2003, which imposes a number of new requirements, many of which are still in the process of being implemented by federal regulators. The Company and the Banks may also be subject to additional requirements under state laws.
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
Brokered Deposits. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the rate paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. An adequately capitalized institution that receives a waiver is not permitted to offer interest rates on brokered deposits significantly exceeding the market rates in the institution’s home area or nationally, and undercapitalized institutions may not solicit any deposits by offering such rates. Each of the Banks is eligible to accept brokered deposits (as a result of their capital levels) and may use this funding source from time to time when management deems it appropriate from an asset/liability management perspective.
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
Compliance with Consumer Protection Laws. The Banks are also subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Fund Transfer Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Soldiers’ and Sailors’ Civil Relief Act and the Home Mortgage Disclosure Act. WestAmerica must also comply with many of these consumer protection statutes and regulations. Violation of these statutes can lead to significant potential liability, in litigation by consumers as well as enforcement actions by regulators. Among other things, these acts:
•	require creditors to disclose credit terms in accordance with legal requirements;

•	require banks to disclose deposit account terms and electronic fund transfer terms in accordance with legal requirements;

•	impose requirements and limitations on the users of credit reports and those who provide information to credit reporting agencies;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.
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
Supplemental Statistical Data
The following statistical information and the statistical information on pages 3, 78 and 79 of the 2006 Annual Report to Shareholders are provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosures by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in its 2006 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.
Investment Securities Portfolio
The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

U.S. Treasury	$34,072	34,586	140,707
U.S. Government agencies	690,574	714,715	545,887
Municipal	49,209	48,397	25,412
Corporate notes and other debt	60,080	8,358	8,329
Mortgage-backed	866,288	874,067	533,726
Federal Reserve/FHLB Stock and other equity securities	139,493	119,261	89,416

Total available-for-sale securities	$1,839,716	1,799,384	1,343,477

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2006 and 2005, are included by reference to Note 3 to the Consolidated Financial Statements included in the 2006 Annual Report to Shareholders, which is incorporated herein by reference. All of the Company’s securities, for all periods shown, are classified as available-for-sale.

Maturities of available-for-sale securities as of December 31, 2006, by maturity distribution, are as follows (in thousands):

						Federal
						Reserve /
			From 5		Mortgage-	FHLB stock
	Within	From 1	to 10	After	backed	and other
	1 year	to 5 years	years	10 years	securities	equities	Total

U.S. Treasury	$1,517	4,088	28,467	—	—	—	34,072
U.S. Government agencies	450,807	30,942	208,825	—	—	—	690,574
Municipal	5,735	16,293	13,032	14,149	—	—	49,209
Corporate notes and other debt	799	6,491	36,934	15,856	—	—	60,080
Mortgage-backed (1)	—	—	—	—	866,288	—	866,288
Federal Reserve/FHLB stock and other equity securities	—	—	—	—	—	139,493	139,493

Total available-for-sale securities	$458,858	57,814	287,258	30,005	866,288	139,493	1,839,716

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.
The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2006.

						Federal
						Reserve /
			From 5		Mortgage-	FHLB stock
	Within	From 1	to 10	After	backed	and other
	1 year	to 5 years	years	10 years	securities	equities	Total

U.S. Treasury	1.35%	2.23%	3.43%	—	—	—	3.21%
U.S. Government agencies	5.07%	4.47%	4.45%	—	—	—	4.85%
Municipal	4.96%	5.30%	5.67%	7.52%	—	—	5.97%
Corporate notes and other debt	—	6.43%	—	6.53%	—	—	6.53%
Mortgage-backed (1)	—	—	—	—	5.06%	—	5.06%
Federal Reserve/FHLB stock and other equity securities	—	—	—	—	—	4.17%	4.17%

Total available-for-sale securities	5.05%	4.76%	4.65%	6.98%	5.06%	4.17%	4.95%

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

	2006		2005		2004		2003		2002

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and commercial real estate	$4,068,437	63%	3,161,734	61	2,465,852	57	1,648,022	50	1,320,598	52
Home equity	666,471	10	624,337	12	574,668	13	466,812	14	365,521	14
Residential real estate	207,059	3	275,729	5	248,118	5	173,625	5	156,213	6
Premium finance receivables	1,165,846	18	814,681	16	770,792	18	746,895	23	461,614	18
Indirect consumer loans	249,534	4	203,002	4	171,926	4	174,071	5	178,234	7
Tricom finance receivables	43,975	1	49,453	1	29,730	1	25,024	1	21,048	1
Consumer and other loans	95,158	1	84,935	1	87,260	2	63,345	2	52,858	2

Total loans, net of unearned income	$6,496,480	100%	5,213,871	100	4,348,346	100	3,297,794	100	2,556,086	100

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Working capital lines are generally renewable annually and supported by business assets, personal guarantees and, oftentimes, additional collateral. Equipment loans are generally secured by titles and/or U.C.C. filings. Also included in this category are loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program and small aircraft financing, an earning asset niche developed at Crystal Lake Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. The vast majority of commercial loans are made within the Banks’ immediate market areas. The increase in this loan category can be attributed to bank acquisitions, opening of additional banking facilities, an emphasis on business development calling programs, recruitment of additional experienced lending officers and superior servicing of existing commercial loan customers which has increased referrals.
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
Residential real estate mortgages. The residential real estate category predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago and southern Wisconsin metropolitan areas or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. Through the Banks and the Company’s WestAmerica subsidiary, the Company can accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks’ own portfolios. A portion of the loans sold by the Company into the secondary market were sold to the Federal National Mortgage Association (“FNMA”) with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2006 and 2005 was $492 million and $522 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
Premium finance receivables. The Company originates premium finance receivables through FIFC. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. FIFC began selling loans to an unrelated third party in 1999. During 2006, FIFC originated approximately $3.0 billion of loans and sold approximately $303 million of those loans to an unrelated financial institution. FIFC recognized gains of $2.9 million related to this activity. The Company suspended the sale of premium finance receivables to an unrelated financial institution in the second half of 2006 as the Banks had sufficient capacity to retain all of the originations during this period. As of December 31, 2006 and 2005, the balance of these receivables that FIFC services for others totaled approximately $58 million and $261 million, respectively. All premium finance receivables are subject to the Company’s stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.
FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC’s marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC’s own sales force working with insurance agents and brokers throughout the United States. As of December 31, 2006, FIFC had the necessary licensing or other regulatory approvals to do business in all 50 states and the District of Columbia.
In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which amount FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The initial average balance of premium finance loans originated during 2006 was approximately $29,000 and the average term of the agreements was approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company’s standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (e.g. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured is not sufficient to cover the entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan. FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company’s collateral position is in jeopardy.
Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers and to a lesser extent boat loans funded through unaffiliated boat dealers, as a result of the State Bank of The Lakes acquisition in 2005. In 2006, the Company increased its volume of originations of auto loans as market conditions indicated it was prudent to do so, and expects the portfolio to grow in future periods depending on market conditions. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $23,000 and have an original maturity of 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 35-40 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with the Company’s portfolios is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect consumer loans are subject to the Banks’ stringent credit standards.
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
The Company had no loans to businesses or governments of foreign countries at any time during 2006.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2006 by date at which the loans mature (in thousands):

	One year	From one	After
	or less	to five years	five years	Total

Commercial and commercial real estate loans	$1,904,047	1,946,411	217,979	4,068,437
Premium finance receivables, net of unearned income	1,165,846	—	—	1,165,846
Tricom finance receivables	43,975	—	—	43,975

Of those loans maturing after one year, approximately $1.66 billion have fixed rates.
Risk Elements in the Loan Portfolio
The following table sets forth the allocation of the allowance for loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Allowance for loan losses:
Commercial and commercial real estate	$32,943	70%	28,288	70	20,016	57	7,421	50	6,837	52
Home equity	1,985	5	1,835	5	1,404	13	467	14	563	14
Residential real estate	1,381	3	1,372	3	993	5	417	5	200	6
Consumer and other	1,757	4	1,516	4	1,585	2	418	2	358	2
Premium finance receivables	4,838	11	4,586	11	7,708	18	5,495	23	3,613	18
Indirect consumer loans	3,019	6	2,538	6	2,149	4	915	5	941	7
Tricom finance receivables	132	1	148	1	372	1	143	1	120	1
Unallocated	—	—	—	—	—	—	10,265	—	5,758	—

Totals	$46,055	100%	40,283	100	34,227	100	25,541	100	18,390	100

Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$457	100%	491	100	—	—	—	—	—	—

Management has determined that the allowance for loan losses and the allowance for losses on lending-related commitments were adequate at December 31, 2006. The Company’s loan rating process is an integral component of the methodology utilized in determining the adequacy of the allowance for loan losses. The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing an internal problem loan identification system (“Problem Loan Report”) as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan

Report is presented, showing loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Problem Loan Report.
In 2004, the Company refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the allowance to specific loan portfolio groupings. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of Problem Loan Report loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in the experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The methodology used since 2004 refined the process so that this element was calculated for each loan portfolio grouping. In prior years, this element of the allowance was associated with the loan portfolio as a whole rather than with a specific loan portfolio grouping. In 2006, the increase in the amount of allowance for loan losses can be primarily attributed to the acquisition of Hinsbrook Bank and growth in the core loan portfolio, specifically commercial and commercial real estate. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is included in other liabilities on the Consolidated Statement of Condition while the corresponding provision for these losses is recorded as a component of the provision for credit losses.
An analysis of commercial and commercial real estate loans actual loss experience is conducted to assess reserves established for credits with similar risk characteristics. An allowance is established for loans on the Problem Loan Report and for pools of loans based on the loan types and the risk ratings assigned. The Company separately measures the fair value of impaired commercial and commercial real estate loans using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Problem Loan Report loans, which include nonperforming loans, are subject to impairment evaluation. Commercial and commercial real estate loans continue to represent a larger percentage of the Company’s total loans outstanding. The credit risk of commercial and commercial real estate loans is largely influenced by the impact on borrowers of general economic conditions, which can be challenging and uncertain. Historically low net charge-offs of commercial and commercial real-estate loans may not be indicative of future charge-off levels. The home equity, residential real estate, consumer and other loan allocations are based on analysis of historical delinquency and charge-off statistics and trends and the current economic environment. Allocations for niche loans such as premium finance receivables, indirect consumer and Tricom finance receivables are based on an analysis of historical delinquency and charge-off statistics, historical growth trends and historical economic trends.
For analysis and review of the credit loss provision and allowance for loan losses, non-accrual, past due and restructured loans, other real estate owned, potential problem loans and loan concentrations, reference is made to the “Credit Risk and Asset Quality” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2006 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.
Deposits
The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2006 (in thousands):

Maturing within 3 months	$613,214
After 3 but within 6 months	560,578
After 6 but within 12 months	794,749
After 12 months	669,957

Total	$2,638,498

Return on Equity and Assets
The following table presents certain ratios relating to the Company’s equity and assets as of and for the years ended December 31:

	2006	2005	2004

Return on average total assets	0.74%	0.88%	0.94%
Return on average shareholders’ equity	9.47%	11.00%	13.12%
Dividend payout ratio	10.9%	8.7%	8.5%
Average equity to average total assets	7.9%	8.0%	7.2%
Ending total risk-based capital ratio	11.3%	11.9%	12.2%
Leverage ratio	8.2%	8.3%	8.4%

Short-Term Borrowings
The following table presents details regarding Federal funds purchased and securities sold under repurchase agreements (in thousands):

	2006	2005	2004

Balance at year end:
Federal funds purchased	$—	$235	$78,576
Securities sold under repurchase agreements	$159,883	$93,312	$118,669

Weighted interest rate for amounts outstanding at year end:
Federal funds purchased	N/A	4.25%	2.47%
Securities sold under repurchase agreements	4.91%	2.61%	2.05%

Maximum outstanding at any month end:
Federal funds purchased	$99,400	$129,150	$78,576
Securities sold under repurchase agreements	$239,105	$232,685	$206,620

Average amount outstanding:
Federal funds purchased	$18,318	$20,341	$31,567
Securities sold under repurchase agreements	$122,650	$132,233	$83,264

Weighted daily average interest rate:
Federal funds purchased	5.24%	3.42%	1.82%
Securities sold under repurchase agreements	4.13%	2.10%	1.25%

N/A = not applicable
Federal funds purchased and securities sold under repurchase agreements have maturities of six months or less. Securities sold under repurchase agreements represent short-term borrowings from banks and brokers as well as sweep accounts in connection with master repurchase agreements at the Banks.
Further information regarding short-term borrowings is contained in Note 14 to the Consolidated Financial Statements and in the “Analysis of Financial Condition — Deposits and Other Funding Sources” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report to Shareholders filed herewith as Exhibit 13.1, and incorporated herein by reference.
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
Wintrust’s interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Changes in interest rates may influence the growth rate of loans and deposits, the quality of the loan portfolio, loan and deposit pricing, the volume of loan originations in Wintrust’s mortgage banking business and the value that Wintrust can recognize on the sale of mortgage loans in the secondary market. Wintrust expects the results of its mortgage banking business in selling loans into the secondary market will be negatively impacted during periods of rising interest rates.
With the relatively low interest rates that prevailed from 2002 through 2005, Wintrust had been able to augment the total return of its investment securities portfolio by selling call options on fixed-income securities it owns. However, as a result of rising interest rates, Wintrust’s ability to engage in such transactions has been greatly limited. During 2006, Wintrust recorded fee income of approximately $3.2 million from premiums earned on these option transactions, compared to approximately $11.4 million in 2005. In a rising interest rate environment, particularly if interest rates continue to increase, the amount of premium income Wintrust earns on these transactions will likely continue to decline. Wintrust’s opportunities to sell covered call options may be limited in the future if rates continue to rise. The loss of such premium income or changes in the growth rate, quality and pricing of Wintrust’s loan and deposit portfolio caused by changes in interest rates could have a material adverse effect on Wintrust’s financial condition and results of operations.

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
Wintrust’s allowance for loan losses is established in consultation with management of its operating subsidiaries and is maintained at a level considered adequate by management to absorb loan losses that are inherent in the portfolios. At December 31, 2006, Wintrust’s allowance for loan losses was 123.9% of total nonperforming loans and 0.71% of total loans. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond its control, and such losses may exceed current estimates. Estimating loan loss allowances for Wintrust’s newer banks is more difficult because rapidly growing and de novo bank loan portfolios are, by their nature, unseasoned. Therefore, the Banks may be more susceptible to changes in estimates, and to losses exceeding estimates, than banks with more seasoned loan portfolios. There can be no assurance that the allowance for loan losses will prove sufficient to cover actual loan or lease losses in the future, which could result in a material adverse effect on Wintrust’s financial condition and results of operations.
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
Of Wintrust’s total loans at December 31, 2006, 18%, or approximately $1.2 billion, were comprised of commercial insurance premium finance receivables that it generates through FIFC. These loans involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with loan portfolios of more traditional community banks because Wintrust conducts lending in this segment primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. FIFC also faces unique operational and internal control challenges due to the relatively rapid turnover of the premium finance loan portfolio and high volume of new loan originations. As a result, risk management and general supervisory oversight may be more difficult than in the Banks. FIFC may also be more susceptible to third party fraud. Acts of fraud are difficult to detect and deter, and Wintrust cannot assure investors that its risk management procedures and controls will prevent losses from fraudulent activity. For example, in the third quarter of 2000, FIFC recorded a non-recurring after-tax charge of $2.6 million in connection with a series of fraudulent loan transactions perpetrated against FIFC by one independent insurance agency located in Florida. Although Wintrust has since enhanced its internal controls system at FIFC, it may continue to be exposed to the risk of significant loss in its premium finance business, which could result in a material adverse effect on Wintrust’s financial condition and results of operations. Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company’s operations could be adversely affected. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.
Wintrust may not be able to obtain liquidity and income from the sale of premium finance receivables in the future.
Wintrust has sold some of the loans FIFC originates to an unrelated third party. Wintrust recognized gains on the sales of these receivables, and the proceeds of such sales have provided Wintrust with additional liquidity. However, Wintrust did not sell any of these loans in the second half of 2006 due to capacity to retain such loans with the Banks. Consistent with its strategy to be asset driven, Wintrust may pursue similar sales of premium finance receivables in the future; however, it cannot assure you that there will continue to be a market for the sale of these loans and the extent of Wintrust’s future sales of these loans will depend on the level of new volume growth in relation to its capacity to maintain the loans within the Banks’ loan portfolios. Because Wintrust has a recourse obligation to the purchaser of premium finance loans that it sells, it could incur losses in connection with the loans sold if collections on the underlying loans prove to be insufficient to repay to the purchaser the principal amount of the loans sold plus interest at the negotiated buy-rate and if the collection shortfall on the loans sold exceeds Wintrust’s estimate of losses at the time of sale. An inability to sell premium finance receivables in the future or the failure of collections on the underlying loans to be sufficient to repay the principal amount of such loans could result in a material adverse effect on Wintrust’s financial condition and results of operations.
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
In the past several years, Wintrust has completed numerous acquisitions of banks and other financial service related companies and may continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions likely will result in Wintrust achieving slower growth. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•	potential exposure to unknown or contingent liabilities or asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to Wintrust’s business, including diversion of Wintrust’s management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.
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
Wintrust is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that the Banks and certain non-bank subsidiaries may pay to Wintrust. In the event that the Banks are unable to pay dividends to Wintrust, it may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Banks could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. — Business for more information.

Wintrust’s information systems may experience an interruption or breach in security.
Wintrust relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan or other systems. While Wintrust has policies and procedures designed to prevent or limit the effect of such a failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage Wintrust’s reputation, result in a loss of customer business, subject Wintrust to additional regulatory scrutiny or civil litigation and possible financial liability, any of which could have a material and adverse effect on Wintrust’s financial condition and results of operations.
Wintrust may issue additional securities, which could dilute the ownership percentage of holders of Wintrust’s common stock.
The Company may issue additional securities to raise additional capital or finance acquisitions or upon the exercise or conversion of outstanding equity awards, and if it does, the ownership percentage of holders of our common stock could be diluted.
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
The Company’s Banks operate through 73 banking facilities, the majority of which are owned. The Company owns 103 Automatic Teller Machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and Southern Wisconsin. The Banks also own two locations that are used as operations centers. Excess space in certain properties is leased to third parties.
Wayne Hummer Investments, LLC has two locations, one in downtown Chicago and one in Appleton, Wisconsin, both of which are leased. WestAmerica Mortgage has 18 locations in 9 states, all of which are leased. First Insurance Funding Corp, Tricom, Inc. and Wintrust Information Technology Services, each has one location, all of which are owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
See Note 9 to the Consolidated Financial Statements contained in the 2006 Annual Report to Shareholders filed herewith as Exhibit 13.1 and incorporated herein by reference.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
A Special Meeting of Shareholders was held on January 9, 2007, and the following matter was submitted to a vote of the shareholders:
1.	A proposal to adopt the 2007 Stock Incentive Plan and the issuance of up to 500,000 shares of common stock thereunder.

Votes For	Votes Against	Abstentions
18,284,299	2,351,057	72,403
This proposal received the requisite approval of a majority of the shares represented and passed.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the common stock during 2006 and 2005.

	2006		2005
	High	Low	High	Low

Fourth quarter	$50.29	$45.08	$59.63	$48.00
Third quarter	$51.90	$46.14	$55.50	$49.01
Second quarter	$59.64	$49.08	$52.93	$45.00
First quarter	$58.94	$49.79	$57.23	$46.78

Stock Performance Graph
The following performance graph compares the percentage change in the Company’s cumulative shareholder return on common stock compared with the cumulative total return on composites of (1) all Nasdaq National Market stocks for United States companies (broad market index) and (2) all Nasdaq National Market bank stocks (peer group index). Cumulative total return is computed by dividing the sum of the cumulative amount of dividends for the measurement period and the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Nasdaq National Market for United States companies’ index comprises all domestic common shares traded on the Nasdaq National Market and the Nasdaq Small-Cap Market. The Nasdaq National Market bank stocks index comprises all banks traded on the Nasdaq National Market and the Nasdaq Small-Cap Market.

Approximate Number of Equity Security Holders
As of February 26, 2007 there were approximately 1,689 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semi-annual cash dividend on its common stock in January 2000 and has continued to approve a semi-annual dividend since that time.
Following is a summary of the cash dividends paid in 2005 and 2006.

Record Date	Payable Date	Dividend per Share
February 8, 2005	February 22, 2005	$0.12
August 9, 2005	August 23, 2005	$0.12
February 9, 2006	February 23, 2006	$0.14
August 10, 2006	August 24, 2006	$0.14

In January 2007, the Company’s Board of Directors approved a 14% increase in its semi-annual dividend to $0.16 per share. The dividend was paid on February 22, 2007 to shareholders of record as of February 8, 2007.
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
Because the Company’s consolidated net income consists largely of net income of the Banks, WestAmerica, FIFC, Tricom, WHTC and the Wayne Hummer Companies, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. The Banks’ ability to pay dividends is regulated by banking statutes. See “Financial Institution Regulation Generally — Dividends” on page 12 of this Form 10-K. During 2006, 2005 and 2004, the Banks paid $76.8 million and $45.1 million and $25.5 million, respectively, in dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2007, Beverly Bank, which began operations in April 2004, and Old Plank Trail Bank, which began operations in March 2006, were subject to this additional dividend restriction. The de novo periods for Beverly Bank and Old Plank Trail Bank will end in April 2007 and March 2009, respectively.
Reference is made to Note 19 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in the 2006 Annual Report to Shareholders, attached hereto as Exhibit 13.1, which are incorporated herein by reference, for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
On July 31, 2006, the Company’s Board of Directors approved the repurchase of up to 2,000,000 shares of its outstanding common stock over the next 18 months. This repurchase plan replaces the previous share repurchase plan that was announced in January 2000. The Company began to repurchase shares in October 2006. Following is a summary of the stock repurchases made during the fourth quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

October 1 — October 31	111,200	$47.57	111,200	1,888,800
November 1 — November 30	132,889	$47.64	132,889	1,755,911
December 1 — December 31	100,000	$47.21	100,000	1,655,911

Total	344,089	$47.50	344,089

All shares repurchased were made in open market trades except for 889 shares which were repurchased in connection with the issuance of shares pursuant to the Company’s Stock Incentive Plan.
ITEM 6. SELECTED FINANCIAL DATA
Certain information required in response to this item is contained in the 2006 Annual Report to Shareholders under the caption “Selected Financial Highlights” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required in response to this item is contained in the 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference. This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 2006 Annual Report to Shareholders.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Certain information required in response to this item is contained in the 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset-Liability Management,” which is incorporated herein by reference. That information should be read in conjunction with the complete Consolidated Financial Statements and notes thereto also included in the 2006 Annual Report to Shareholders.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required in response to this item is contained in the 2006 Annual Report to Shareholders under the caption “Consolidated Financial Statements,” and is incorporated herein by reference. Also, refer to Item 15 of this Report for the Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company made no changes in or had any disagreements with its independent accountants during the two most recent fiscal years or any subsequent interim period.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner.
Internal Control Over Financial Reporting
Management’s responsibilities relating to establishing and maintaining effective disclosure controls and procedures include establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, on page 26 of the Company’s Annual Report, which is included as Exhibit 13.1, management assessed the Company’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company’s system of internal control over financial reporting met those criteria and is effective.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears on page 27 of the Company’s Annual Report which is included herein as Exhibit 13.1.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 24, 2007 under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the Nasdaq National Market. The code applies to all of the Company’s directors, officers and employees and is included as Exhibit 14.1 and posted on the Company’s website (www.wintrust.com). The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company’s Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.
The following table summarizes information as of December 31, 2006, relating to equity compensation plans of the Company pursuant to which common stock is authorized for issuance:
Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
• WTFC 1997 Stock Incentive Plan, as amended	2,982,309	$29.65	8,761
• WTFC Employee Stock Purchase Plan	N/A	N/A	166,368
• WTFC Directors Deferred Fee and Stock Plan	N/A	N/A	190,628

	2,982,309	$29.65	365,757

Equity compensation plans not approved by security holders (1)
• N/A	—	—	—

Total (1)	2,982,309	$29.65	365,757

(1)	Excludes 139,659 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc., Village Bancorp, Inc., Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc. and Hinsbrook Bancshares, Inc. The weighted average exercise price of those options is $25.47. No additional awards will be made under these plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in response to this item will be in the Company’s Proxy Statement under the sub-caption “Related Party Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company’s Proxy Statement under the caption “Audit and Non-Audit Fees Paid” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Report:

1., 2. Financial Statements and Schedules

The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to the 2006 Annual Report to Shareholders filed as Exhibit 13.1, are filed as part of this document pursuant to Item 8, Financial Statements and Supplementary Data:

• Consolidated Statements of Condition as of December 31, 2006 and 2005

• Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

• Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

• Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

• Notes to Consolidated Financial Statements

• Report of Independent Registered Public Accounting Firm
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005)

10.4	Amended and Restated Loan Agreement ($75 million) between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.5	Credit Agreement, dated as of November 1, 2005, among Wintrust Financial Corporation, the various financial institutions party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 15, 2005).

10.6	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.7	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.8	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ending June 30, 2003).

10.9	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.10	$25.0 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.11	Amended and Restated $1.0 million Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of May 29, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.12	$50.0 million Revolving Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of July 25, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.13	Amended and Restated Pledge and Security Agreement dated as of May 29, 2005, executed August 26, 2005, between Wintrust Financial Corporation and LaSalle Bank, National Association (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.14	Amended and Restated Collateral Safekeeping Agreement dated as of May 29, 2005, executed August 26, 2005, among Wintrust Financial Corporation, LaSalle Bank, National Association and Standard Federal Bank, N.A. (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.15	Amended and Restated Confirmation, dated as of December 14, 2005, between Wintrust Financial Corporation and RBC Capital Markets Corporation as agent for Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2005).

10.16	Indenture dated as of September 1, 2006, between Wintrust Financial Corporation and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.17	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among Wintrust Financial Corporation, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.18	Guarantee Agreement, dated as of September 1, 2006, between Wintrust Financial Corporation, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.19	Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant’s Form S 4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996).*

10.20	Form of Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer. The Company entered into Employment Agreements with David A. Dykstra, Senior Executive Vice President and Chief Operating Officer and Richard B. Murphy, Executive Vice President and Chief Credit Officer during 2005 in substantially identical form to this exhibit (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ending December 31, 2004).*

10.21	Form of Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer. The Company entered into an Employment Agreement with Robert F. Key, Executive Vice President/Marketing, during 2005 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.22	Employment Agreement entered into between the Company and Thomas P. Zidar, dated June 6, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).*

10.23	Employment Agreement entered into between Lake Forest Bank & Trust Company and Randolph M. Hibben, dated March 25, 2005.*

10.24	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.25	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2000).*

10.26	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of Form S-8 filed July 1, 2004.).*

10.27	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of Form S-8 filed July 1, 2004.).*

10.28	Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2007).*

10.29	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.30	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ending December 31, 2004).*]

10.31	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan.*

10.32	Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan.*

10.33	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.34	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	2006 Annual Report to Shareholders.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the year ending December 31, 2005)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment dated as of June 1, 2006, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation, the various financial institutions party thereto and LaSalle Bank National Association, as Administrative Agent.

99.2	Second Amendment dated as of August 1, 2006, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association, in its individual capacity.

99.3	Third Amendment dated as of January 1, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association, in its individual capacity.

99.4	Fifth Amendment to Second Amended and Restated Loan Agreement (relating to $50 million Revolving Note executed August 26, 2005) dated as of June 1, 2006, between Wintrust Financial Corporation, and LaSalle Bank National Association, in its individual capacity.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Edward J. Wehmer	/s/ EDWARD J. WEHMER	March 1, 2007

President and Chief Executive Officer

David L. Stoehr	/s/ DAVID L. STOEHR	March 1, 2007

Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John S. Lillard	/s/ JOHN S. LILLARD	March 1, 2007

Chairman of the Board of Directors

Edward J. Wehmer	/s/ EDWARD J. WEHMER	March 1, 2007

President and CEO and Director

Allan E. Bulley, Jr.	/s/ ALLAN E. BULLEY, JR.	March 1, 2007

Director

Peter D. Crist	/s/ PETER D. CRIST	March 1, 2007

Director

Bruce K. Crowther	/s/ BRUCE K. CROWTHER	March 1, 2007

Director

Joseph F. Damico	/s/ JOSEPH F. DAMICO	March 1, 2007

Director

Bert A. Getz, Jr.	/s/ BERT A. GETZ, JR.	March 1, 2007

Director

James B. McCarthy	/s/ JAMES B. MCCARTHY	March 1, 2007

Director

Albin F. Moschner	/s/ ALBIN F. MOSCHNER	March 1, 2007

Director

Thomas J. Neis	/s/ THOMAS J. NEIS	March 1, 2007

Director

Hollis W. Rademacher	/s/ HOLLIS W. RADEMACHER	March 1, 2007

Director

J. Christopher Reyes	/s/ J. CHRISTOPHER REYES	March 1, 2007

Director

John J. Schornack	/s/ JOHN J. SCHORNACK	March 1, 2007

Director

Ingrid S. Stafford	/s/ INGRID S. STAFFORD	March 1, 2007

Director