Form 10-Q
period 2007-03-31
WINTRUST FINANCIAL CORP
filed 2007-05-10
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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
Common Stock - no par value, 24,145,964 shares, as of May 3, 2007

		Page
	PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	1-20

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-48

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	49-51

ITEM 4.	Controls and Procedures.	52

	PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings.	NA

ITEM 1A.	Risk Factors.	53

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	53

ITEM 3.	Defaults Upon Senior Securities.	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders.	53

ITEM 5.	Other Information.	NA

ITEM 6.	Exhibits	54

	Signatures	55
Amendment to Credit agreement
302 Certification of CEO
302 Certification of CFO
Section 906 Certification

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006

Assets
Cash and due from banks	$124,957	$169,071	$121,015
Federal funds sold and securities purchased under resale agreements	146,747	136,221	123,430
Interest bearing deposits with banks	16,417	19,259	14,146
Available-for-sale securities, at fair value	1,696,156	1,839,716	1,988,050
Trading account securities	1,746	2,324	2,005
Brokerage customer receivables	22,946	24,040	29,765
Mortgage loans held-for-sale	117,082	148,331	64,437
Loans, net of unearned income	6,545,906	6,496,480	5,435,317
Less: Allowance for loan losses	46,526	46,055	40,367

Net loans	6,499,380	6,450,425	5,394,950
Premises and equipment, net	320,924	311,041	254,471
Accrued interest receivable and other assets	178,527	180,889	176,489
Goodwill	269,092	268,936	196,625
Other intangible assets, net	20,630	21,599	16,864

Total assets	$9,414,604	$9,571,852	$8,382,247

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$651,075	$699,203	$608,769
Interest bearing	7,015,728	7,170,037	6,273,718

Total deposits	7,666,803	7,869,240	6,882,487

Notes payable	47,750	12,750	1,000
Federal Home Loan Bank advances	394,519	325,531	367,279
Other borrowings	159,425	162,072	86,231
Subordinated notes	75,000	75,000	50,000
Long-term debt — trust preferred securities	249,787	249,828	230,416
Accrued interest payable and other liabilities	91,579	104,085	111,947

Total liabilities	8,684,863	8,798,506	7,729,360

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	25,944	25,802	24,231
Surplus	524,101	519,233	435,207
Treasury Stock	(77,498)	(16,343)	—
Common stock warrants	665	681	744
Retained earnings	272,331	261,734	217,842
Accumulated other comprehensive loss	(15,802)	(17,761)	(25,137)

Total shareholders’ equity	729,741	773,346	652,887

Total liabilities and shareholders’ equity	$9,414,604	$9,571,852	$8,382,247

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006

Interest income
Interest and fees on loans	$127,865	$96,651
Interest bearing deposits with banks	265	124
Federal funds sold and securities purchased under resale agreements	2,826	1,520
Securities	20,885	21,531
Trading account securities	7	6
Brokerage customer receivables	459	465

Total interest income	152,307	120,297

Interest expense
Interest on deposits	75,890	54,282
Interest on Federal Home Loan Bank advances	4,129	3,280
Interest on notes payable and other borrowings	1,728	654
Interest on subordinated notes	1,295	801
Interest on long-term debt — trust preferred securities	4,595	4,116

Total interest expense	87,637	63,133

Net interest income	64,670	57,164
Provision for credit losses	1,807	1,536

Net interest income after provision for credit losses	62,863	55,628

Non-interest income
Wealth management	7,619	10,137
Mortgage banking	5,463	5,110
Service charges on deposit accounts	1,888	1,698
Gain on sales of premium finance receivables	269	995
Administrative services	1,013	1,154
Gains on available-for-sale securities, net	47	80
Other	3,434	9,551

Total non-interest income	19,733	28,725

Non-interest expense
Salaries and employee benefits	35,917	33,478
Equipment	3,590	3,174
Occupancy, net	5,435	4,668
Data processing	2,476	1,859
Advertising and marketing	1,078	1,120
Professional fees	1,603	1,436
Amortization of other intangible assets	969	743
Other	8,676	7,982

Total non-interest expense	59,744	54,460

Income before income taxes	22,852	29,893
Income tax expense	8,171	10,880

Net income	$14,681	$19,013

Net income per common share – Basic	$0.59	$0.79

Net income per common share – Diluted	$0.57	$0.76

Cash dividends declared per common share	$0.16	$0.14

Weighted average common shares outstanding	25,029	24,056
Dilutive potential common shares	817	956

Average common shares and dilutive common shares	25,846	25,012

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Compre-				Common		Compre-	Total
	hensive	Common		Treasury	Stock	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	stock	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2005		$23,941	$420,426	$—	$744	$201,133	$(18,333)	$627,911

Comprehensive income:
Net income	$19,013	—	—	—	—	19,013	—	19,013
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(6,804)	—	—	—	—	—	(6,804)	(6,804)

Comprehensive income	$12,209

Cash dividends declared on common stock		—	—	—	—	(3,373)	—	(3,373)

Cumulative effect of change in accounting for mortgage servicing rights		—	—	—	—	1,069	—	1,069

Stock-based compensation		—	10,959	—	—	—	—	10,959

Common stock issued for:
Business combinations		3	155	—	—	—	—	158
Exercise of stock options		205	3,167	—				3,372
Restricted stock awards		69	(69)	—	—	—	—	—
Director compensation plan		13	569		—	—	—	582

Balance at March 31, 2006		$24,231	$435,207	$—	$744	$217,842	$(25,137)	$652,887

Balance at December 31, 2006		$25,802	$519,233	$(16,343)	$681	$261,734	$(17,761)	$773,346

Comprehensive income:
Net income	$14,681	—	—	—	—	14,681	—	14,681
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	2,384	—	—	—	—	—	2,384	2,384
Unrealized losses on derivative instruments	(425)	—	—	—	—	—	(425)	(425)

Comprehensive income	$16,640

Cash dividends declared on common stock		—	—	—	—	(4,084)	—	(4,084)

Treasury stock purchases		—	—	(61,155)	—	—	—	(61,155)

Stock-based compensation		—	2,965	—	—	—	—	2,965

Common stock issued for:
Exercise of stock options		44	1,223	—	—	—	—	1,267
Restricted stock awards		81	(81)		—	—	—	—
Exercise of common stock warants		1	45	—	(16)	—	—	30
Director compensation plan		16	716	—	—	—	—	732

Balance at March 31, 2007		$25,944	$524,101	$(77,498)	$665	$272,331	$(15,802)	$729,741

	Three Months Ended March 31,
	2007	2006

Disclosure of reclassification amount and income tax impact:
Unrealized gains (losses) on available-for-sale securities arising during the period, net	$4,044	$(10,874)
Unrealized losses on derivative instruments arising during the period, net	(687)	—
Less: Reclassification adjustment for gains included in net income, net	47	80
Less: Income tax expense (benefit)	1,351	(4,150)

Net unrealized gain (losses) on available-for-sale securities and derivative instruments	$1,959	$(6,804)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Operating Activities:
Net income	$14,681	$19,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,807	1,536
Depreciation and amortization	4,954	3,803
Share-based compensation expense	2,965	2,981
Tax benefit from stock-based compensation arrangements	512	2,822
Excess tax benefits from stock-based compensation arrangements	(398)	(2,395)
Net (accretion) amortization of premium on securities	(213)	76
Fair market value change of interest rate swaps	—	(4,915)
Originations and purchases of mortgage loans held-for-sale	(485,729)	(407,889)
Proceeds from sales of mortgage loans held-for-sale	520,636	432,019
Gain on sales of premium finance receivables	(269)	(995)
Decrease (increase) in trading securities, net	578	(395)
Net decrease (increase) in brokerage customer receivables	1,094	(1,865)
Gain on mortgage loans sold	(3,658)	(2,582)
Gains on available-for-sale securities, net	(47)	(80)
Gain on sales of premises and equipment, net	(3)	(26)
Decrease in accrued interest receivable and other assets, net	1,740	107,773
(Decrease) increase in accrued interest payable and other liabilities, net	(13,307)	24,003

Net Cash Provided by Operating Activities	45,343	172,884

Investing Activities:
Proceeds from maturities of available-for-sale securities	340,435	179,000
Proceeds from sales of available-for-sale securities	29,976	16,658
Purchases of available-for-sale securities	(222,548)	(395,182)
Proceeds from sales of premium finance receivables	—	756,056
Net decrease (increase) in interest-bearing deposits with banks	2,842	(1,906)
Net increase in loans	(50,558)	(978,511)
Purchases of premises and equipment, net	(13,899)	(9,894)

Net Cash Provided by (Used for) Investing Activities	86,248	(433,779)

Financing Activities:
(Decrease) increase in deposit accounts	(202,477)	153,146
Decrease in other borrowings, net	(2,647)	(9,565)
Increase in notes payable, net	35,000	—
Increase in Federal Home Loan Bank advances, net	69,000	18,000
Excess tax benefits from stock–based compensation arrangements	398	2,395
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	786	3,372
Treasury stock purchases	(61,155)	—
Dividends paid	(4,084)	(3,373)

Net Cash (Used for) Provided by Financing Activities	(165,179)	163,975

Net Decrease in Cash and Cash Equivalents	(33,588)	(96,920)
Cash and Cash Equivalents at Beginning of Period	305,292	341,365

Cash and Cash Equivalents at End of Period	$271,704	$244,445

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
As of March 31, 2007, Wintrust had 15 wholly-owned bank subsidiaries (collectively, “the Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank in March 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank. In November 2006, Hinsbrook Bank’s Geneva branch was renamed St. Charles Bank & Trust (“St. Charles Bank”), its Willowbrook, Downers Grove and Darien locations became branches of Hinsdale Bank and its Glen Ellyn location became a branch of Wheaton Bank.
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
The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI has office locations in a majority of the Company’s Banks. WHI also provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. WHI is a wholly-owned subsidiary of North Shore Bank. Focused Investments LLC was a wholly-owned subsidiary of WHI and was merged into WHI in December 2006. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. WHI, WHAMC and Focused were acquired in 2002, and are collectively referred to as the “Wayne Hummer Companies”. In February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC.

In May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and its affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica maintains principal origination offices in eight states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank.
Wintrust Information Technology Services Company provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2006. Operating results reported for the three-month periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly complex or dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and the accounting for income taxes as the areas that are most complex and require the most subjective and complex judgments and as such could be the most subject to revision as new information becomes available.
(2) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(3) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2007		December 31, 2006		March 31, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$33,167	$31,440	$35,990	$34,072	$36,516	$34,040
U.S. Government agencies	531,010	524,255	696,946	690,574	738,681	726,136
Municipal	48,967	48,648	49,602	49,209	51,659	51,064
Corporate notes and other debt	59,594	58,849	61,246	60,080	107,663	107,145
Mortgage-backed	857,267	840,365	884,130	866,288	967,525	942,579
Federal Reserve/FHLB stock and other equity securities	188,635	192,599	138,283	139,493	126,647	127,086

Total available-for-sale securities	$1,718,640	$1,696,156	$1,866,197	$1,839,716	$2,028,691	$1,988,050

The decrease in U.S. Government agencies as of March 31, 2007 compared to December 31, 2006 and March 31, 2006 is primarily related to the maturity of Federal Home Loan Bank (“FHLB”) bonds in the first quarter of 2007, partially offset by new purchases during the first quarter of 2007. As a result of the current interest rate environment and the Company’s balance sheet strategy, not all maturities were replaced with new purchases.
The available-for-sale securities portfolio contains certain fixed-rate investments with temporary impairment resulting from increases in interest rates since the purchase of the investments. The Company performed an analysis on securities in continuous unrealized loss positions existing for greater than twelve months and determined there was not a significant change since December 31, 2006. The Company has the intent and ability to hold these investments until such time as the values recover or until maturity.
(4) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Balance:
Commercial and commercial real estate	$4,086,994	$4,068,437	$3,295,334
Home equity	650,826	666,471	622,097
Residential real estate	204,590	207,059	273,100
Premium finance receivables	1,228,013	1,165,846	908,843
Indirect consumer loans	245,420	249,534	212,156
Tricom finance receivables	39,436	43,975	40,144
Other loans	90,627	95,158	83,643

Total loans, net of unearned income	$6,545,906	$6,496,480	$5,435,317

Mix:
Commercial and commercial real estate	62.4%	62.6%	60.6%
Home equity	9.9	10.3	11.5
Residential real estate	3.1	3.2	5.0
Premium finance receivables	18.8	17.9	16.7
Indirect consumer loans	3.8	3.8	3.9
Tricom finance receivables	0.6	0.7	0.8
Other loans	1.4	1.5	1.5

Total loans, net of unearned income	100.0%	100.0%	100.0%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $29.1 million at March 31, 2007, $27.9 million at December 31, 2006 and $20.4 million at March 31, 2006. Total loans include net deferred loan fees and costs totaling $5.5 million at March 31, 2007 and $5.3 million at December 31, 2006 and $3.3 million at March 31, 2006.

(5) Deposits
The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Balance:
Non-interest bearing	$651,075	$699,203	$608,769
NOW accounts	894,513	844,875	743,929
Wealth management deposits	538,402	529,730	441,856
Money market accounts	719,751	690,938	598,775
Savings accounts	311,566	304,362	308,651
Time certificates of deposit	4,551,496	4,800,132	4,180,507

Total deposits	$7,666,803	$7,869,240	$6,882,487

Mix:
Non-interest bearing	8.4%	8.9%	8.9%
NOW accounts	11.7	10.7	10.8
Wealth management deposits	7.0	6.7	6.4
Money market accounts	9.4	8.8	8.7
Savings accounts	4.1	3.9	4.5
Time certificates of deposit	59.4	61.0	60.7

Total deposits	100.0%	100.0%	100.0%

Wealth management deposits represent FDIC-insured deposits at the Banks from customers of the Company’s wealth management subsidiaries.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes:
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Notes payable	$47,750	$12,750	$1,000
Federal Home Loan Bank advances	394,519	325,531	367,279

Other borrowings:
Securities sold under repurchase agreements	157,759	159,883	83,990
Other	1,666	2,189	2,241

Total other borrowings	159,425	162,072	86,231

Subordinated notes	75,000	75,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$676,694	$575,353	$504,510

Notes payable are used, as needed, to provide capital to fund continued growth at the Banks, serve as an interim source of funds for acquisitions, treasury share purchases or for other general corporate purposes. The $47.8 million balance at March 31, 2007 represents the outstanding balance on a $101.0 million loan agreement with an unaffiliated bank. The loan agreement consists of a $100.0 million revolving note, which matures on June 1, 2007 and a $1.0 million note that matures on June 1, 2015. As of January 1, 2007, interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 115 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of some of the Company’s bank subsidiaries.
Federal Home Loan Bank advances consist of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate loans and certain securities.
At March 31, 2007, securities sold under repurchase agreements represent $94.2 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $63.5 million of short-term borrowings from brokers.
The subordinated notes represent three $25.0 million notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The $25.0 million notes require annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Effective January 1, 2007, the interest on each note is calculated at a rate equal to LIBOR plus 130 basis points.

(7) Long-term Debt – Trust Preferred Securities
As of March 31, 2007, the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
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
The following table provides a summary of the Company’s Long-term debt — trust preferred securities as of March 31, 2007. The Debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

							Earliest
	Trust Preferred		Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	3/31/07	Date	Date	Date

Wintrust Capital Trust III	$25,000	$ 25,774	L+3.25	8.61%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	8.16%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	7.96%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	7.30%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	6.80%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,266	Fixed	6.35%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,286	L+3.00	8.36%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,269	L+3.00	8.36%	05/2004	05/2034	05/2009

Total		$ 249,787

The Debentures totaled $249.8 million at March 31, 2007 and December 31, 2006 and $230.4 million at March 31, 2006. The $19.4 million increase since March 31, 2006 is a result of the issuance of $51.5 million of Debentures to Wintrust Capital Trust IX on September 1, 2006, and the redemption of the $32.0 million of 9.0% fixed rate Debentures of Wintrust Capital Trust I on September 5, 2006.
At March 31, 2007, the weighted average contractual interest rate on the Debentures was 7.46%. In August 2006, the Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain Debentures.
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
The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements (including trust preferred securities), net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at March 31, 2007, the Company would still be considered well-capitalized under regulatory capital guidelines.

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

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2007	2006	Contribution	Contribution
Net interest income:
Banking	$63,589	$56,235	$7,354	13.1%
Premium finance	14,917	9,630	5,287	54.9
Tricom	953	919	34	3.7
Wealth management	2,998	369	2,629	712.5
Parent and inter-segment eliminations	(17,787)	(9,989)	(7,798)	(78.1)

Total net interest income	$64,670	$57,164	$7,506	13.1%

Non-interest income:
Banking	$10,062	$10,498	$(436)	(4.2)%
Premium finance	269	995	(726)	(73.0)
Tricom	1,013	1,154	(141)	(12.2)
Wealth management	9,419	11,736	(2,317)	(19.7)
Parent and inter-segment eliminations	(1,030)	4,342	(5,372)	(123.7)

Total non-interest income	$19,733	$28,725	$(8,992)	(31.3)%

Segment profit (loss):
Banking	$16,298	$16,199	$99	0.6%
Premium finance	7,417	4,649	2,768	59.5
Tricom	307	372	(65)	(17.5)
Wealth management	1,543	1,087	456	42.0
Parent and inter-segment eliminations	(10,884)	(3,294)	(7,590)	(230.4)

Total segment profit	$14,681	$19,013	$(4,332)	(22.8)%

Segment assets:
Banking	$9,256,937	$8,329,232	$927,705	11.1%
Premium finance	1,285,489	950,379	335,110	35.3
Tricom	51,001	54,688	(3,687)	(6.7)
Wealth management	57,096	65,650	(8,554)	(13.0)
Parent and inter-segment eliminations	(1,235,919)	(1,017,702)	(218,217)	(21.4)

Total segment assets	$9,414,604	$8,382,247	$1,032,357	12.3%

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
(9) Derivative Financial Instruments
Management uses derivative financial instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The instruments that have been used by the Company include interest rate swaps and interest rate caps with indices that relate to the pricing of specific liabilities and covered call options that relate to specific investment securities. In addition, interest rate lock commitments provided to customers for the origination of mortgage loans that will be sold into the secondary market as well as forward agreements the Company enters into to sell such loans to protect itself against adverse changes in interest rates are deemed to be derivative instruments.
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
In accordance with SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to SFAS 133 are reported in non-interest income. Derivative contracts are valued by a third party and are periodically validated by comparison with valuations provided by the respective counterparties.

Interest Rate Swaps
The tables below identify the Company’s interest rate swaps at March 31, 2007 and December 31, 2006, which were entered into in August 2006 to hedge certain LIBOR-based liabilities (dollars in thousands). These swaps are designated as cash flow hedges in accordance with SFAS 133. The Company uses the hypothetical derivative method to assess and measure effectiveness. No ineffectiveness was recorded on these swaps in the quarter ended March 31, 2007.

	March 31, 2007
	Notional	Fair Value	Receive Rate	PayRate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(302)	5.36%	5.25%	Cash Flow
September 2011	40,000	(607)	5.35%	5.25%	Cash Flow
October 2011	25,000	(383)	5.36%	5.26%	Cash Flow
September 2013	50,000	(996)	5.36%	5.30%	Cash Flow
September 2013	40,000	(789)	5.35%	5.30%	Cash Flow

Total	$175,000	$(3,077)

	December 31, 2006
	Notional	Fair Value	Receive Rate	PayRate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(218)	5.36%	5.25%	Cash Flow
September 2011	40,000	(440)	5.36%	5.25%	Cash Flow
October 2011	25,000	(276)	5.37%	5.26%	Cash Flow
September 2013	50,000	(813)	5.36%	5.30%	Cash Flow
September 2013	40,000	(643)	5.36%	5.30%	Cash Flow

Total	$175,000	$(2,390)

The fair values (i.e. unrealized loss) of $3.1 million at March 31, 2007 and $2.4 million at December 31, 2006, were recorded as other liabilities. The change in fair value in the first quarter of 2007, net of tax, is separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income.
At March 31, 2006, the Company had $231.1 million of interest rate swaps that were initially documented as being in hedging relationship at their inception dates, but subsequently, management determined that the hedge documentation did not meet the standards of SFAS 133. Changes in market value related to these interest rate swaps, along with the quarterly net cash settlements, were recognized in non-interest income. In the first quarter of 2006, the changes in fair value of these swaps resulted in a gain of $4.9 million and the quarterly net settlements totaled $522,000. The fair value of these swaps at March 31, 2006, had a positive fair value of $3.1 million and was included in other assets. All of these swaps were terminated in the third quarter of 2006.
The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. At March 31, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $30.4 million and the aggregate notional value of interest rate swaps with third parties to offset the Company’s exposure related to these instruments also totaled $30.4 million. These interest rate swaps mature between August 2010 and May 2016. These swaps were reported in the Company’s balance sheet by a derivative asset of $520,000 and a derivative liability of $520,000. At December 31, 2006, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $21.0 million and the aggregate notional value of interest rate swaps with third parties to offset the Company’s exposure related to these instruments also totaled $21.0 million. These swaps were reported in the Company’s balance sheet by a derivative asset of $506,000 and a derivative liability of $506,000. These swaps are not reflected in the preceding tables.
Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At March 31, 2007, the Company had approximately $211 million of interest rate lock commitments and $327 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $615,000 and a derivative liability of $701,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $436,000 and $1.8 million in the first quarter of 2007 and 2006, respectively. There were no covered call options outstanding as of March 31, 2007, December 31, 2006 or March 31, 2006.
(10) Business Combinations
On May 31, 2006, Wintrust completed the acquisition of Hinsbrook Bancshares, Inc. (“HBI”) and its wholly-owned subsidiary, Hinsbrook Bank & Trust, which had five Illinois locations in Willowbrook, Downers Grove, Darien, Glen Ellyn and Geneva. HBI was acquired for a total purchase price of $115.1 million, consisting of $58.2 million cash, the issuance of 1,120,033 shares of Wintrust’s common stock (then valued at $56.8 million) and vested stock options valued at $65,000. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the effective date of acquisition are not included in the accompanying consolidated financial statements. Goodwill, core deposit intangibles and other fair value purchase accounting adjustments were recorded upon the completion of the acquisition.

(11) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2007	Acquired	Losses	2007
Banking	$245,805	$—	$—	$245,805
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	14,173	156	—	14,329
Parent and other	—	—	—	—

Total	$268,936	$156	$—	$269,092

The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the LFCM purchase agreement. As of March 31, 2007, Wintrust will no longer be required to pay additional consideration pursuant to this transaction. LFCM was merged into WHAMCO.
Wintrust could pay additional consideration to former owners of WestAmerica and Guardian, as a result of attaining certain performance measures, pursuant to the WestAmerica and Guardian transaction through June 2009. Any payments would be reflected in the Banking segment’s goodwill.
A summary of finite-lived intangible assets as of March 31, 2007, December 31, 2006 and March 31, 2006 and the expected amortization as of March 31, 2007 is as follows (in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(2,551)	(2,463)	(2,173)

Net carrying amount	701	789	1,079

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918	19,988
Accumulated amortization	(7,989)	(7,108)	(4,203)

Net carrying amount	19,929	20,810	15,785

Total other intangible assets, net	$20,630	21,599	16,864

Estimated amortization

Actual in 3 months ended March 31, 2007	$969
Estimated remaining in 2007	2,893
Estimated - 2008	3,129
Estimated - 2009	2,717
Estimated - 2010	2,381
Estimated - 2011	2,253
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $969,000 and $743,000 for the three months ended March 31, 2007 and 2006, respectively.

(12) Stock-Based Compensation Plans
In general, the Company awards stock based compensation in the form of stock options and restricted shares, both pursuant to the Wintrust Financial Corporation 1997 Stock Incentive Plan, which was replaced in January 2007 with the 2007 Stock Incentive Plan (“the Plan”). Stock options typically provide the holder the option to purchase shares of the Company’s common stock at the fair market value of the stock on the date the options are granted and generally vest ratably over a five-year period. Restricted share awards entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted share awards generally vest over periods of one to five years from the date of grant
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore have not restated results for prior periods. Under this transition method, compensation cost was recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS 123R for all share-based payments granted after that date and based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” for all share-based payments granted prior to, but not yet vested as of December 31, 2005.
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
Compensation cost charged to income for stock options was $1.4 million in the first quarters of 2007 and 2006 and, compensation cost charged to income for restricted share awards was $1.5 million in the first quarters of 2007 and 2006. On January 1, 2006, the Company reclassified $5.2 million of liabilities related to previously recognized compensation cost for restricted share awards that had not been vested as of that date to surplus as these awards represent equity awards as defined in SFAS 123R.
Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For restricted share awards, the grant date fair value is the fair value of the stock on the date of grant. For stock option awards, the grant date fair value is estimated using a Black-Scholes option-pricing model. The assumptions used to value stock options granted during the first quarter of 2007 and 2006 are outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. The risk-free interest rate is based on the U.S. Treasury curve. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Expected dividend yield	0.7%	0.5%
Expected volatility	25.5%	23.4%
Risk-free rate	4.7%	4.6%
Expected option life (in years)	7.0	8.5
Compensation cost is recognized only for those awards that are expected to vest, on a straight-line basis over the requisite service period (usually the vesting period) of the award. Forfeitures rates are estimated for each type of award based on historical forfeiture experience.

A summary of stock option activity under the Plan and predecessor Plan for the three months ended March 31, 2007 and March 31, 2006 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term(1)	($000)

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	8,500	46.51
Exercised	(44,847)	16.83
Forfeited or canceled	(7,310)	44.72

Outstanding at March 31, 2007	2,742,407	$33.29	5.6	$39,280

Exercisable at March 31, 2007	1,887,381	$25.65	4.6	$38,474

Outstanding at January 1, 2006	3,019,482	$29.63
Granted	126,100	52.23
Exercised	(204,974)	16.46
Forfeited or canceled	(22,121)	50.03

Outstanding at March 31, 2006	2,918,487	$31.37	6.2	$78,512

Exercisable at March 31, 2006	1,752,857	$21.04	4.8	$65,266

(1)	Represents the weighted average contractual life remaining in years.

(2)
Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2007 and 2006 was $16.57 and $19.88, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, was $1.3 million and $7.6 million, respectively.
Cash received from option exercises under the Plan for the three months ended March 31, 2007 and 2006 was $755,000 and $3.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $512,000 and $2.9 million for the three months ended March 31, 2007 and 2006, respectively.
A summary of restricted share award activity under the Plan and predecessor Plan for the three months ended March 31, 2007 and March 31, 2006, is presented below:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	335,904	$51.78	206,157	$53.55
Granted	27,301	45.52	134,515	51.98
Vested	(82,505)	52.42	(69,487)	53.59
Forfeited	(2,600)	47.94	(400)	52.24

Nonvested at March 31	278,100	$51.01	270,785	$52.75

The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date.
As of March 31, 2007, there was $24.0 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plan. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(13) Earnings Per Share
The following table shows the computation of basic and diluted EPS for the periods indicated:

		For the Three Months
		Ended March 31,
(In thousands, except per share data)		2007	2006

Net income	(A)	$14,681	$19,013

Average common shares outstanding	(B)	25,029	24,056

Effect of dilutive potential common shares		817	956

Weighted average common shares and effect of dilutive potential common shares	(C)	25,846	25,012

Net income per common share:
Basic	(A/B)	$0.59	$0.79

Diluted	(A/C)	$0.57	$0.76

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants, and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.
(14) Uncertainty in Income Tax Positions
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This interpretation prescribes a methodology for recognition and measurement for uncertain tax positions either taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007.
FIN 48 requires companies to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability is referred to as an Unrecognized Tax Benefit as it reflects the fact that the Company has not recorded (or recognized) the benefit associated with the tax position. Wintrust evaluated its tax positions at December 31, 2006 and March 31, 2007, in accordance with FIN 48. Based on this evaluation, the Company determined that it does not have any tax positions for which unrecognized tax benefits must be recorded. In addition, for the three months ended March 31, 2007, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If Wintrust were to record interest or penalties associated with uncertain tax positions or as the result of an audit by a tax jurisdiction, the interest or penalties would be included in income tax expense.
Tax years that remain open and subject to audit by major tax jurisdictions include the Company’s 2003 — 2006 Federal income tax returns and its 2003 — 2006 Illinois income tax returns. Although these returns remain open pursuant to the statute of limitations, tax audits of the Company’s 2003 and 2004 Illinois income tax returns as well as its 2003 Federal income tax return have been completed.

(15) Recent Accounting Developments
The Company adopted the provisions of FIN 48 effective January 1, 2007. See Note 14 — Uncertainty in Income Tax Positions, for a detailed discussion on the adoption of this FASB Interpretation.
In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective January 1, 2008. The Company is currently assessing the impact of SFAS 157 on its financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to measure eligible financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the Company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which have yet to be determined. The Company did not early adopt SFAS 159 and is currently assessing the impact of SFAS 159 on its financial statements.
(16) Subsequent Events
On April 30, 2007, the Company announced that its Board of Directors has authorized the Company to repurchase up to 1.0 million shares of common stock over the next 12 months. The Company may repurchase such shares from time to time for cash in open market or privately negotiated transactions in accordance with applicable securities laws.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of March 31, 2007, compared with December 31, 2006, and March 31, 2006, and the results of operations for the three month period ended March 31, 2007 and 2006 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of March 31, 2007, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 74 locations. The Company developed its banking franchise through the de novo organization of nine banks (52 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 22 locations. In May 2006, the Company completed its acquisition of Hinsbrook Bank, which has five Illinois banking locations, and in March 2006, the Company opened its newest de novo bank, Old Plank Trail Bank. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $9.4 billion in total assets at March 31, 2007 from $8.4 billion in total assets at March 31, 2006, an increase of 12%. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From the Company’s experience, it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005
Old Plank Trail Bank	De novo	March, 2006
St. Charles Bank (formerly Hinsbrook Bank; organized 1987)	Acquired	May, 2006

Following is a summary of the activity related to the expansion of the Company’s banking franchise since March 31, 2006:
2007 Banking Expansion Activity
•	New branch locations:
➢	North Chicago, Illinois — a branch of Lake Forest Bank
2006 Banking Expansion Activity
•	Acquisitions:
	➢	Hinsbrook Bank, with locations in Willowbrook, Downers Grove, Glen Ellyn, Darien and Geneva, Illinois

•	New branch locations:

	➢	St. Charles, Illinois — temporary main bank facility of St. Charles Bank

	➢	Algonquin, Illinois — permanent location with drive-through, a branch of Crystal Lake Bank

	➢	Mokena, Illinois — temporary branch location of Old Plank Trail Bank

	➢	Elm Grove, Wisconsin — branch location of Town Bank
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
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $785 million in loan (premium finance receivables) volume in the first quarter of 2007, $756 million in the first three months of 2006 and approximately $3.0 billion in the calendar year 2006. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios during 1999. The Company suspended the sale of premium finance receivables to a third party in the second half of 2006 as the Banks had sufficient capacity to retain all of the originations during this period. In addition to recognizing gains on the sale of these receivables, the proceeds from sales provided the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, similar sales of these receivables may occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

As part of its continuing strategy to enhance and diversify its earning asset base and revenue stream, in May 2004, the Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in eight states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WestAmerica and the Banks to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be purchased by the Banks for their loan portfolios resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base.
In October 1999, the Company acquired Tricom Inc. (“Tricom”), as part of its continuing strategy to pursue specialized earning asset niches. Tricom is a company based in the Milwaukee area that has been in business since 1989 and specializes in providing high-yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect its interests. By virtue of the Company’s funding resources, this acquisition has provided Tricom with additional capital necessary to expand its financing services in a national market. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services.
In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks. Hinsdale Bank provides indirect auto lending and operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies predominantly in the Chicago metropolitan area. Barrington Bank provides lending, deposit and cash management services to condominium, homeowner and community associations through its Community Advantage program. Crystal Lake Bank has developed a specialty in small aircraft lending which is operated through its North American Aviation Finance division. The Company continues to pursue the development and/or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales.
Wealth Management
Wintrust’s strategy also includes building and growing its wealth management business, which includes trust, asset management and securities brokerage services marketed primarily under the Wayne Hummer name. In February 2002, the Company completed its acquisition of the Wayne Hummer Companies, comprised of Wayne Hummer Investments LLC (“WHI”), Wayne Hummer Management Company (subsequently renamed Wayne Hummer Asset Management Company (“WHAMC”) and Focused Investments LLC (“Focused”), each based in the Chicago area. Focused was merged into WHI in 2006. In February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC.
WHI, a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors throughout the country, primarily in the Midwest. In addition, WHI provides a full range of investment services to clients through a network of relationships with unaffiliated community-based financial institutions located primarily in Illinois. Although headquartered in downtown Chicago, WHI also operates an office in Appleton, Wisconsin and has branch locations in a majority of the Company’s Banks.
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
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006
WHTC	$867,640	$828,077	$704,006
WHAMC (1)	543,944	542,401	837,042
WHAMC’s proprietary mutual fund	21,948	18,741	5,798
WHI — brokerage assets in custody	5,400,000	5,400,000	5,400,000

(1)	Excludes the proprietary mutual fund managed by WHAMC
The significant increase in the assets under administration and/or management at WHTC from March 31, 2006 to March 31, 2007 is primarily attributed to the trust business acquired in connection with the acquisition of Hinsbrook Bank. At the time of the Company’s acquisition of the Wayne Hummer Companies, WHAMC was advisor to a family of mutual funds known as the Wayne Hummer funds. In the first quarter of 2006 WHAMC sold the last of these funds, the Wayne Hummer Growth Fund, and realized a gain of approximately $2.4 million on the sale. Wayne Hummer will focus its mutual fund efforts on the PathMaster Fund and similar funds and separately managed mutual fund products currently under consideration.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2007, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	March 31, 2007	March 31, 2006	Change
Net income	$14,681	$19,013	(23)%
Net income per common share — Diluted	0.57	0.76	(25)

Net revenue (1)	84,403	85,889	(2)
Net interest income	64,670	57,164	13

Net interest margin (6)	3.10%	3.12%	(2	)bp
Core net interest margin (2) (6)	3.31	3.33	(2)
Net overhead ratio (3)	1.72	1.27	45
Efficiency ratio (4) (6)	70.30	63.16	714
Return on average assets	0.63	0.94	(31)
Return on average equity	7.94	12.08	(414)

At end of period
Total assets	$9,414,604	$8,382,247	12%
Total loans, net of unearned income	6,545,906	5,435,317	20
Total deposits	7,666,803	6,882,487	11
Long-term debt — trust preferred securities	249,787	230,416	8
Total shareholders’ equity	729,741	652,887	12

Book value per common share	30.09	26.94	12
Market price per common share	44.61	58.17	(23)

Allowance for credit losses to total loans (5)	0.72%	0.75%	(3	)bp
Non-performing assets to total assets	0.34	0.32	2

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities.

(3)
The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
(A) Interest income (GAAP)	$152,307	$120,297
Taxable-equivalent adjustment:
- Loans	130	130
- Liquidity management assets	493	281
- Other earning assets	1	2

Interest income — FTE	$152,931	$120,710
(B) Interest expense (GAAP)	87,637	63,133

Net interest income — FTE	$65,294	$57,577

(C) Net interest income (GAAP) (A minus B)	$64,670	$57,164
Net interest income — FTE	$65,294	$57,577
Add: Interest expense on long-term debt — trust preferred securities, net (1)	4,455	3,995

Core net interest income — FTE (2)	$69,749	$61,572

(D) Net interest margin (GAAP)	3.06%	3.09%
Net interest margin — FTE	3.10%	3.12%
Core net interest margin — FTE (2)	3.31%	3.33%

(E) Efficiency ratio (GAAP)	70.82%	63.47%
Efficiency ratio — FTE	70.30%	63.16%

(1)	Interest expense from the Long-term debt — trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income.

(2)
Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies inherently have greater complexity and greater reliance on the use of estimates, assumptions and judgments than other accounting policies, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management currently views critical accounting policies to include the determination of the allowance for loan losses and the allowance for lending-related commitments, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and the accounting for income taxes as the areas that are most complex and require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 72 of the Company’s 2006 Annual Report.
Net Income
Net income for the quarter ended March 31, 2007 totaled $14.7 million, a decrease of $4.3 million, or 23%, compared to the $19.0 million recorded in the first quarter of 2006. On a per share basis, net income for the first quarter of 2007 totaled $0.57 per diluted common share, a decrease of $0.19 per share, or 25%, as compared to the 2006 first quarter total of $0.76 per diluted common share. The first quarter of 2006 included significantly higher levels of income recorded on gain on sales of premium finance receivables, fees from covered call options, trading income related to interest rate swap transactions and a gain on sale of the Wayne Hummer Growth Fund, totaling $6.6 million more than recorded in the first quarter of 2007, or $0.26 per diluted common share. The return on average equity for the first quarter of 2007 was 7.94%, compared to 12.08% for the prior year quarter.

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended March 31, 2007 totaled $65.3 million, an increase of $7.7 million, or 13%, as compared to the $57.6 million recorded in the same quarter of 2006. Average loans in the first quarter of 2007 increased $1.21 billion, or 22%, over the first quarter of 2006 ($586 million, or 12%, excluding the impact of the acquisition of HBI).
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2007 as compared to the first quarter of 2006 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2007			March 31, 2006
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,913,693	$24,469	5.19%	$2,060,242	$23,456	4.62%
Other earning assets (2) (3)(8)	25,392	467	7.47	31,818	473	6.02
Loans, net of unearned income (2) (4) (8)	6,619,361	127,995	7.84	5,408,010	96,781	7.26

Total earning assets (8)	$8,558,446	$152,931	7.25%	$7,500,070	$120,710	6.53%

Allowance for loan losses	(47,514)			(41,629)
Cash and due from banks	131,699			127,868
Other assets	811,144			653,568

Total assets	$9,453,775			$8,239,877

Interest-bearing deposits	$7,081,407	$75,890	4.35%	$6,202,123	$54,282	3.55%
Federal Home Loan Bank advances	385,904	4,129	4.34	356,655	3,280	3.73
Notes payable and other borrowings	184,313	1,728	3.80	85,889	654	3.09
Subordinated notes	75,000	1,295	6.91	50,000	801	6.41
Long-term debt — trust preferred securities	249,801	4,595	7.36	230,431	4,116	7.15

Total interest-bearing liabilities	$7,976,425	$87,637	4.45%	$6,925,098	$63,133	3.69%

Non-interest bearing deposits	644,543			595,322
Other liabilities	83,215			81,189
Equity	749,592			638,268

Total liabilities and shareholders’ equity	$9,453,775			$8,239,877

Interest rate spread (5) (8)			2.80%			2.84%
Net free funds/contribution (6)	$582,021		0.30	$574,972		0.28

Net interest income/Net interest margin (8)		$65,294	3.10%		$57,577	3.12%

Core net interest margin (7) (8)			3.31%			3.33%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarters ended March 31, 2007 and 2006 were $624,000 and $413,000, respectively.

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

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2007 as compared to the fourth quarter of 2006 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2007			December 31, 2006
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,913,693	$24,469	5.19%	$1,960,718	$24,962	5.05%
Other earning assets (2) (3)(8)	25,392	467	7.47	25,538	514	8.06
Loans, net of unearned income (2) (4) (8)	6,619,361	127,995	7.84	6,535,949	128,613	7.81

Total earning assets (8)	$8,558,446	$152,931	7.25%	$8,522,205	$154,089	7.17%

Allowance for loan losses	(47,514)			(47,185)
Cash and due from banks	131,699			123,577
Other assets	811,144			814,178

Total assets	$9,453,775			$9,412,775

Interest-bearing deposits	$7,081,407	$75,890	4.35%	$7,094,084	$76,949	4.30%
Federal Home Loan Bank advances	385,904	4,129	4.34	351,572	3,731	4.21
Notes payable and other borrowings	184,313	1,728	3.80	146,658	1,319	3.57
Subordinated notes	75,000	1,295	6.91	75,000	1,385	7.23
Long-term debt — trust preferred securities	249,801	4,595	7.36	249,843	4,890	7.66

Total interest-bearing liabilities	$7,976,425	$87,637	4.45%	$7,917,157	$88,274	4.42%

Non-interest bearing deposits	644,543			659,984
Other liabilities	83,215			75,363
Equity	749,592			760,271

Total liabilities and shareholders’ equity	$9,453,775			$9,412,775

Interest rate spread (5) (8)			2.80%			2.75%
Net free funds/contribution (6)	$582,021		0.30	$605,048		0.32

Net interest income/Net interest margin (8)		$65,294	3.10%		$65,815	3.07%

Core net interest margin (7) (8)			3.31%			3.28%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the quarter ended March 31, 2007 was $624,000 and for the quarter ended December 31, 2006 was $449,000.

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
Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the first quarter of 2007 the net interest margin was 3.10%, an increase of three basis points when compared to the net interest margin of 3.07% in fourth quarter of 2006 and a decrease of two basis points when compared to the first quarter of 2006. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term debt — trust preferred securities, was 3.31% for the first quarter of 2007, 3.28% for the fourth quarter of 2006 and 3.33% for the first quarter of 2006.

The net interest margin declined two basis points in the first quarter of 2007 compared to the first quarter of 2006 as the yield on earning assets increased 72 basis points, the rate paid on interest-bearing liabilities increased 76 basis points and the contribution from net free funds increased two basis points. The earning asset yield improvement in the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to a 58 basis point increase in the yield on loans. The higher loan yield is reflective of the earlier interest rate increases effected by the Federal Reserve Bank offset by continued competitive loan pricing pressures. The interest-bearing liability rate increase of 76 basis points was due to an increase of 80 basis points in the rate paid on deposits as market rates have generally risen in the past 12 months, continued competitive pricing pressures on fixed-maturity time deposits in most markets and the promotional pricing activities associated with opening additional de novo branches and branches acquired through acquisition. Compared to the fourth quarter of 2006, net interest margin increased three basis points in the first quarter of 2007. The earning asset yield increased by eight basis points, primarily attributable to a 14 basis point increase in the yield on liquidity management assets and a three basis increase in the yield on loans. The higher liquidity management asset yield is reflective of a mix with a larger component of short-term higher yielding assets. The interest-bearing liability rate increased by three basis points due to higher costs of retail deposits even as higher rate longer-term certificates of deposit matured and shifted into non-maturity interest-bearing deposits. Competitive pricing pressures on these variable rate non-maturity deposits have not allowed total interest-bearing deposit costs to decline in the past quarter.
The yield on total earning assets for the first quarter of 2007 was 7.25% as compared to 6.53% in the first quarter of 2006. The increase of 72 basis points from the first quarter of 2006 resulted primarily from the rising interest rate environment in the last 24 months offset by the effects of a flattening yield curve and highly competitive pricing in all lending areas. The first quarter 2007 yield on loans was 7.84%, a 58 basis point increase when compared to the prior year first quarter yield of 7.26%. Compared to the fourth quarter of 2006, the yield on earning assets increased eight basis points resulted primarily from a larger mix of higher rate short-term liquidity management assets and continued pricing discipline in all lending areas. The average loan-to-average deposit ratio was 85.7% in the first quarter of 2007, 79.6% in the first quarter of 2006 and 84.3% in the fourth quarter of 2006. The increase in this ratio in the first quarter of 2007 continues to reflect the Company’s prior decision to suspend the sale of premium finance receivables to an unaffiliated bank, and accordingly, retain these assets on its balance sheet. Pricing discipline on maturing fixed rate retail certificates of deposit has also contributed to an increase in the average loan-to-deposit ratio.
The rate paid on interest-bearing deposits increased to 4.35% in the first quarter of 2007 as compared to 3.55% in the first quarter of 2006 and 4.30% in the fourth quarter of 2006. The cost of retail deposits continued to increase in the first quarter of 2007 even as the overall level of interest rates remained relatively unchanged from the fourth quarter of 2006. Competitive pricing pressures in all markets have driven up the cost of retail deposits while wholesale funding costs remained relatively stable. In the first quarter of 2007, as compared to the fourth quarter of 2006, the rate on non-maturity interest-bearing deposits (savings, NOW and MMA) increased four basis points and the rate on retail certificates of deposit increased eight basis points. The inverted yield curve continues to put upward pricing pressure on maturing short-term certificates of deposit and non-maturity deposits as customers choose not to renew their retail certificates of deposit at the lower rates on longer maturities. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, was 5.29% in the first quarter of 2007, 4.93% in the first quarter of 2006 and 5.42% in the fourth quarter of 2006. The increase in this rate in the first quarter of 2007 as compared to the first quarter of 2006 is a result of higher market interest rates and a mix with larger components of higher rate funding sources such as trust preferred borrowings and notes payable. The decrease in this rate as compared to the fourth quarter of 2006 reflected reduced credit spreads on notes payable and subordinated notes which were effective January 1, 2007. The Company utilizes these borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended March 31, 2007 and March 31, 2006 and the three-month periods ended March 31, 2007 and December 31, 2006. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	First Quarter	First Quarter
	of 2007	of 2007
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2006	of 2006
Tax-equivalent net interest income for comparative period	$57,577	$65,815
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	10,593	324
Change due to interest rate fluctuations (rate)	(2,876)	618
Change due to number of days in each period	—	(1,463)

Tax-equivalent net interest income for the period ended March 31, 2007	$65,294	$65,294

Non-interest Income
For the first quarter of 2007, non-interest income totaled $19.7 million and decreased $9.0 million, or 31%, compared to the first quarter of 2006. The decrease was primarily attributable to lower levels of trading income recognized on interest rate swaps, lower levels of fees from certain covered call option transactions, lower gain on sales of premium finance receivables and the gain recognized on the sale of the Wayne Hummer Growth Fund in the first quarter of 2006.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2007	2006	Change	Change
Brokerage	$5,071	$5,175	$(104)	(2.0)
Trust and asset management	2,548	4,962	(2,414)	(48.7)

Total wealth management	7,619	10,137	(2,518)	(24.9)

Mortgage banking	5,463	5,110	353	6.9
Service charges on deposit accounts	1,888	1,698	190	11.2
Gain on sales of premium finance receivables	269	995	(726)	(73.0)
Administrative services	1,013	1,154	(141)	(12.2)
Gains on available-for-sale securities, net	47	80	(33)	(41.2)
Other:
Fees from covered call options	436	1,805	(1,369)	(75.8)
Trading income – net cash settlement of swaps	—	522	(522)	(100.0)
Trading income (loss) – change in fair market value	(6)	4,915	(4,921)	(100.1)
Bank Owned Life Insurance	809	630	179	28.5
Miscellaneous	2,195	1,679	516	30.8

Total other	3,434	9,551	(6,117)	(64.0)

Total non-interest income	$19,733	$28,725	$(8,992)	(31.3)

Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WHAMC. Wealth management totaled $7.6 million in the first quarter of 2007, a decrease of $2.5 million from the $10.1 million recorded in the first quarter of 2006. Excluding the impact of the $2.4 million gain on the sale of the Wayne Hummer Growth Fund in the first quarter of 2006, total wealth management revenue decreased by $104,000, or 1%, in the first quarter of 2007 compared to the first quarter of 2006. The total wealth management revenue recorded in the first quarter of 2007 represents a $629,000 increase over the fourth quarter of 2006. The Company anticipates continued growth of the wealth management platform throughout its banking locations.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended March 31, 2007, this revenue source totaled $5.5 million, an increase of $353,000 when compared to the first quarter of 2006, attributable to a $584,000 increase from traditional mortgage banking revenue and a decrease of $231,000 in the income recorded to recognize the fair market value of mortgage banking derivatives (primarily rate lock commitments and commitments to sell loans to end investors). Mortgage banking revenue decreased $539,000 in the first quarter of 2007 compared to the fourth quarter of 2006. Mortgage banking growth has been negatively impacted by the interest rate environment during the past 12 months and growth will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing rate environment may further negatively impact mortgage banking production growth.
Service charges on deposit accounts totaled $1.9 million for the first quarter of 2007, an increase of $190,000, or 11%, when compared to the same quarter of 2006. This increase was primarily due to the impact of the acquisition of Hinsbrook Bank in 2006 and the overall larger household account base. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

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
As a result of continued capacity within the Banks to retain the premium finance receivables originated by FIFC, in the first quarter of 2007, the Company did not sell premium finance receivables to an unrelated third party. However, it recognized gains of $269,000 related to clean up calls and excess cash flows on loans previously sold. In the first quarter of 2006, the Company sold $100 million of loans to a third party and recognized gains of $995,000 related to this activity. Recognized gains related to this activity are significantly influenced by the spread between the yield on the loans sold and the rate passed on to the purchaser. The yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period.
At March 31, 2007, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $3.7 million. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At March 31, 2007, the recourse obligation carried in other liabilities was approximately $52,000.
Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first three months of 2007 and 2006 for premium finance receivables sold and serviced for others, totaled $74,000 and $77,000, respectively. At March 31, 2007, non-performing loans related to this sold portfolio were approximately $2.1 million of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
The administrative services revenue contributed by Tricom added $1.0 million to total non-interest income in the first quarter of 2007 and $1.2 million in the first quarter of 2006. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category.
Fees from covered call option transactions were $436,000 in the first quarter of 2007, reflecting a decrease of $1.4 million from the $1.8 million recognized in the first quarter of 2006. The interest rate environment in the first quarter of 2007 was not conducive to entering into any material level of covered call option transactions. During the first quarter of 2007, call option contracts were written against $90 million of underlying securities compared to $863 million in the first quarter of 2006. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at March 31, 2007, December 31, 2006 or March 31, 2006.
At March 31, 2006, the Company had $231.1 million of interest rate swaps that were initially documented as being in hedging relationship at their inception dates, but subsequently, management determined that the hedge documentation did not meet the standards of SFAS 133. Changes in market value related to these interest rate swaps, along with the quarterly net cash settlements, were recognized in non-interest income. In the first quarter of 2006, the changes in fair value of these swaps resulted in a gain of $4.9 million and the quarterly net settlements totaled $522,000. All of these swaps were terminated in the third quarter of 2006.
Bank Owned Life Insurance (“BOLI”) income totaled $809,000 in the first quarter of 2007 and $630,000 in the same period of 2006. This income represents adjustments to the cash surrender value of BOLI policies. The Company originally purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and later in connection with certain deferred compensation arrangements. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of The Lakes and $8.4 million owned by Hinsbrook Bank when Wintrust acquired these banks. As of March 31, 2007, the Company’s recorded investment in BOLI was $83.0 million and is included in other assets.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $2.2 million in the first quarter of 2007 and $1.7 million in the first quarter of 2006.

Non-interest Expense
Non-interest expense for the first quarter of 2007 totaled $59.7 million and increased approximately $5.2 million, or 10%, from the first quarter 2006 total of $54.5 million. Most categories of non-interest expense increased in this quarterly period as a result of the acquisition of Hinsbrook Bank in May 2006, the continued expansion of the Banks with new branch locations and the opening of the Company’s newest de novo bank at the end of the first quarter of 2006. Including the locations of Hinsbrook Bank, Wintrust added or expanded 10 locations in the past 12 months that added to all categories of non-interest expense. Salary and employee benefits, equipment, occupancy and marketing are directly impacted by the addition of new locations and the expansion of existing locations. Since March 31, 2006, total loans and total deposits increased 20% and 11%, respectively, requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2007	2006	Change	Change
Salaries and employee benefits	$35,917	$33,478	$2,439	7.3
Equipment	3,590	3,174	416	13.1
Occupancy, net	5,435	4,668	767	16.4
Data processing	2,476	1,859	617	33.2
Advertising and marketing	1,078	1,120	(42)	(3.7)
Professional fees	1,603	1,436	167	11.6
Amortization of other intangible assets	969	743	226	30.4
Other:
Commissions – 3rd party brokers	1,026	1,092	(66)	(6.1)
Postage	845	886	(41)	(4.6)
Stationery and supplies	771	789	(18)	(2.3)
Miscellaneous	6,034	5,215	819	15.7

Total other	8,676	7,982	694	8.7

Total non-interest expense	$59,744	$54,460	$5,284	9.7

Salaries and employee benefits comprised 60% and 61% of total non-interest expense in the first quarter of 2007 and 2006, respectively. Salaries and employee benefits expense increased $2.4 million, comprised primarily of base compensation increasing year-over-year and the impact of the Hinsbrook Bank acquisition.
Occupancy expense for the first quarter of 2007 was $5.4 million, an increase of $767,000 million, or 16%, compared to the same period of 2006. Occupancy expense increased primarily as a result of the Company’s continued banking expansion.
Commissions paid to third party brokers primarily represent the commissions paid on revenue generated by WHI through its network of unaffiliated banks. Prior to 2007, these commissions were generated by Focused Investments, a subsidiary of WHI. In late 2006, Focused Investments, a wholly-owned subsidiary of WHI, was merged into WHI.
Other categories of non-interest expense, including equipment expense, data processing, professional fees, and amortization of other intangible assets, increased in the first quarter of 2007 over the first quarter of 2006. These increases are noted in the preceding table of non-interest expense and are due primarily to the general growth and expansion of the banking franchise, including the acquisition of Hinsbrook Bank. Additionally, miscellaneous other non-interest expense is comprised of expenses such as ATM expenses, correspondent banking charges, directors fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions. The largest single component that increased by a substantial amount was FDIC insurance due to a higher rate structure imposed on all financial institutions by the FDIC in the first quarter 2007, increasing $393,000 over the first quarter of 2006.

Income Taxes
The Company recorded income tax expense of $8.2 million for the three months ended March 31, 2007 compared to $10.9 million for the same period of 2006. The effective tax rate was 35.8% and 36.4% in the first quarter of 2007 and 2006, respectively.
Operating Segment Results
As described in Note 8 to the Consolidated Financial Statements, the Company’s operations consist of four primary segments: banking, premium finance, Tricom and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its banking segment. The net interest income of the banking segment includes interest income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.)
The banking segment’s net interest income for the quarter ended March 31, 2007 totaled $63.6 million as compared to $56.2 million for the same period in 2006, an increase of $7.4 million, or 13%. This increase resulted primarily from total asset growth of $927.7 million offset by the effect of a decrease in net interest margin. The banking segment’s non-interest income totaled $10.1 million in the first quarter of 2007, a decrease of $436,000, or 4%, when compared to the first quarter of 2006 total of $10.5 million. The decrease in non-interest income is a result of a lower level of fees from covered call options partially offset by higher mortgage banking revenue. The banking segment’s net income for the quarter ended March 31, 2007 totaled $16.3 million, an increase of $99,000, or 1%, as compared to the first quarter of 2006 total of $16.2 million.
Net interest income for the premium finance segment totaled $14.9 million for the quarter ended March 31, 2007, an increase of $5.3 million, or 55%, compared to the $9.6 million in the same period in 2006. This increase is a result of Wintrust retaining all premium finance receivables in its portfolio since the second quarter of 2006 and not selling them to an unrelated third party financial institution. The premium finance segment’s non-interest income totaled $269,000 and $995,000 for the quarters ended March 31, 2007 and 2006, respectively. Non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Wintrust did not sell any premium finance receivables to an unrelated third party financial institution in the first quarter of 2007, however gains were recognized as a result of the clean-up calls of previous quarters’ sales. Wintrust sold $100 million of premium finance receivables in the first quarter of 2006. Net after-tax profit of the premium finance segment totaled $7.4 million and $4.6 million for the quarters ended March 31, 2007 and 2006, respectively.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $953,000 in the first quarter of 2007 and $919,000 in the first quarter of 2006. Increasing sales penetration helped offset the effects of competitive pricing pressures. The segment’s net income was $307,000 in the first quarter of 2007 compared to $372,000 in the same quarter in 2006.

The wealth management segment reported net interest income of $3.0 million for the first quarter of 2007 compared to $369,000 in the same quarter of 2006. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.7 million ($1.7 million after tax) in the first quarter of 2007 and $148,000 ($91,000 after tax) in the first quarter of 2006. During the third quarter of 2006, the Company changed the measurement methodology for the net interest income component of the wealth management segment. In conjunction with the change in the executive management team for this segment in the third quarter of 2006, the contribution attributable to the wealth management deposits was redefined to measure the full net interest income contribution. In previous periods, the contribution from these deposits to the wealth management segment was limited to the value as an alternative source of funding for each bank. As such, the contribution in previous periods did not capture the total net interest income contribution of this funding source. Executive management of this segment currently uses this measured contribution to determine the overall profitability of the wealth management segment. This segment recorded non-interest income of $9.4 million for the first quarter of 2007 as compared to $11.7 million for the first quarter of 2006. The first quarter of 2006 included a $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund. The wealth management segment’s net income totaled $1.5 million for the first quarter of 2007 compared to $1.1 million for the first quarter of 2006.

FINANCIAL CONDITION
Total assets were $9.4 billion at March 31, 2007, representing an increase of $1.0 billion, or 12%, when compared to the $8.4 billion at March 31, 2006. The increase in total assets in this period is primarily a result of the acquisition of Hinsbrook Bank, the addition of other new Bank locations and the expansion of existing locations. Reflecting the Company’s response to the current interest rate environment, total assets at March 31, 2007, decreased $157.2 million, or 7% on an annualized basis, since December 31, 2006. Total funding, which includes deposits, all notes and advances, including the Long-term debt-trust preferred securities, was $8.6 billion at March 31, 2007, representing an increase of $975.9 million, or 13%, over the March 31, 2006 reported amounts. Total funding at March 31, 2007, decreased $101.1 million or 5% on an annualized basis, since December 31, 2006. See Notes 3-7 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2007		December 31, 2006		March 31, 2006
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,058,140	47.4%	$4,040,747	47.4%	$3,193,336	42.6%
Home equity	655,770	7.7	662,352	7.8	621,154	8.3
Residential real estate (1)	320,367	3.7	355,030	4.2	347,163	4.6
Premium finance receivables	1,204,856	14.1	1,086,232	12.7	913,198	12.2
Indirect consumer loans	247,397	2.9	248,188	2.9	205,102	2.7
Tricom finance receivables	37,451	0.4	43,036	0.5	43,567	0.6
Other loans	95,380	1.1	100,364	1.2	84,490	1.1

Total loans, net of unearned income	$6,619,361	77.3%	$6,535,949	76.7%	$5,408,010	72.1%
Liquidity management assets (2)	1,913,693	22.4	1,960,718	23.0	2,060,242	27.5
Other earning assets (3)	25,392	0.3	25,538	0.3	31,818	0.4

Total average earning assets	$8,558,446	100.0%	$8,522,205	100.0%	$7,500,070	100.0%

Total average assets	$9,453,775		$9,412,775		$8,239,877

Total average earning assets to total average assets		90.5%		90.5%		91.0%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the first quarter of 2007 increased $1.1 billion, or 14%, to $8.6 billion, compared to the first quarter of 2006. The ratio of total average earning assets as a percent of total average assets remained relatively consistent at 91% for each of the quarterly periods shown in the above table.
Total average loans during the first quarter of 2007 increased $1.2 billion, or 22%, over the previous year first quarter. Average premium finance receivables increased 32%, commercial and commercial real estate loans increased 27% and indirect consumer loans increased 21% in the first quarter of 2007 compared to the average balances in the first quarter of 2006. The increase in the premium finance receivables average loan balance is a result of the Company’s decision to suspend the sale of premium finance receivables to an unrelated third party in the third quarter of 2006. Average total loans increased $83.4 million, or 5% on an annualized basis, over the average balance in the fourth quarter of 2006. The slower growth of loans in the current quarter compared to the fourth quarter of 2006 is the expected result from the Company’s response to the current lending environment surrounding pricing and credit terms.
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
Deposits
Total deposits at March 31, 2007, were $7.7 billion and increased $784 million, or 11%, compared to total deposits at March 31, 2006. See Note 5 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2007		December 31, 2006		March 31, 2006
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$644,543	8.3%	$659,984	8.5%	$595,322	8.8%
NOW accounts	848,303	11.0	812,122	10.5	714,361	10.5
Wealth management deposits	532,494	6.9	521,829	6.7	425,528	6.3
Money market accounts	699,018	9.0	671,971	8.7	602,217	8.8
Savings accounts	307,472	4.0	300,649	3.9	306,545	4.5
Time certificates of deposit	4,694,120	60.8	4,787,513	61.7	4,153,472	61.1

Total average deposits	$7,725,950	100.0%	$7,754,068	100.0%	$6,797,445	100.0%

Total average deposits for the first quarter of 2007 were $7.7 billion, an increase of $929 million, or 14%, over the first quarter of 2006. This increase was primarily a result of new branch openings, strong marketing efforts and the acquisition of Hinsbrook Bank in the second quarter of 2006. Total average deposits for the first quarter of 2007 decreased $28 million, or 2% on an annualized basis, over the fourth quarter of 2006.
Wealth management deposits represent FDIC-insured deposits at the Banks from customers of the Company’s wealth management subsidiaries. Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the Banks as well as other investments suitable for banks.

Other Funding Sources
Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities, as well as the retention of earnings, the Company uses several other funding sources to support its growth. These sources include short-term borrowings, notes payable, Federal Home Loan Bank advances, subordinated debt and trust preferred securities. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $895.0 million in the first quarter of 2007, an increase of $172.0 million compared to the first quarter of 2006 average balance of $723.0 million, and an increase of $71.9 million compared to the fourth quarter 2006 average balance of $823.1 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006
Notes payable	$30,550	$6,026	$1,000
Federal Home Loan Bank advances	385,904	351,572	356,655

Other borrowings:
Federal funds purchased	686	1,564	2,980
Securities sold under repurchase agreements and other	153,077	139,068	81,909

Total other borrowings	153,763	140,632	84,889

Subordinated notes	75,000	75,000	50,000
Long-term debt — trust preferred securities	249,801	249,843	230,431

Total other funding sources	$895,018	$823,073	$722,975

In the first quarter of 2007, the Company amended its loan agreement with an unaffiliated bank, which increased its borrowing capacity to $101.0 million from $51.0 at December 31, 2006. Notes payable represents the average amount outstanding on this loan agreement and during the first quarter of 2007, the Company used this borrowing facility to add capital to the Banks, purchase treasury stock and for other general corporate purposes. The balance of notes payable as of March 31, 2007, was $47.8 million.
Securities sold under repurchase agreements primarily represent sweep accounts for certain customers in connection with master repurchase agreements at the Banks. This funding category fluctuates based on customer preferences and daily liquidity needs of the Banks, their customers and the Banks’ operating subsidiaries. The balance of securities sold under repurchase agreements as of March 31, 2007, was $157.8 million.
In May 2006, in connection with the acquisition of Hinsbrook Bank, the Company increased its outstanding subordinated notes with the funding of a $25.0 million subordinated note with the holder of the other subordinated notes with substantially similar terms as the other subordinated notes. Subordinated notes totaled $75.0 million as of March 31, 2007.
In September 2006, the Company issued $51.5 million of long-term debt – trust preferred securities through Wintrust Capital Trust IX and redeemed $32.0 million of long-term debt – trust preferred securities previously issued through Wintrust Capital Trust I.
See Notes 6 and 7 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources.
There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2007 as compared to December 31, 2006.

Shareholders’ Equity
Total shareholders’ equity was $729.7 million at March 31, 2007, reflecting an increase of $76.9 million since March 31, 2006 and a decrease of $43.6 million since the end of 2006. The significant decrease from December 31, 2006, was the result of $61.2 million of treasury stock purchases partially offset by the retention of $10.6 million of earnings (net income of $14.7 million less dividends of $4.1 million), $3.0 million credited to surplus for stock-based compensation costs, $2.0 million from the issuance of shares of the Company’s common stock and related tax benefit pursuant to various stock compensation plans and $2.0 million from unrealized net gains from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31,	December 31,	March 31,
	2007	2006	2006
Leverage ratio	7.7%	8.2%	8.6%
Tier 1 capital to risk-weighted assets	9.1	9.8	10.5
Total capital to risk-weighted assets	10.7	11.3	11.9
Total average equity-to-total average assets *	7.9	8.1	7.7

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuances of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital to risk-weighted assets ratio with these new issuances of regulatory capital. As indicated in Note 7 to the Financial Statements presented under Item 1 of this report, in September 2006, the Company issued $51.5 million of long-term debt – trust preferred securities and used the proceeds to redeem $32.0 million of 9.00% fixed-rate long-term debt – trust preferred securities. In addition, on October 25, 2005, the Company signed a $25.0 million subordinated note agreement, which was funded in the second quarter of 2006 to fund the acquisition of Hinsbrook Bank. See Note 6 to the financial statements presented under Item 1 of this report for further information on the terms of this note.
In January 2007, Wintrust declared a semi-annual cash dividend of $0.16 per common share. In January and July 2006, Wintrust declared semi-annual cash dividends of $0.14 per common share. The dividend payout ratio (annualized) was 13.8% for the first three months of 2007 and 9.1% for the first three months of 2006. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
In July 2006, the Company’s Board of Directors approved the repurchase of up to 2.0 million shares of its outstanding common stock over the next 18 months. This repurchase plan replaced the previous share repurchase plan that was announced in January 2000. During the first quarter of 2007, the Company repurchased approximately 1.3 million shares at an average price of $45.51 per share. As of April 30, 2007, the Company repurchased a total of approximately 1.8 million shares at an average price of $45.74 per share under the July 2006 share repurchase plan. On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. This repurchase authorization replaced the July 2006 share repurchase plan and all 1.0 million shares remain available for purchase.

In December 2004, the Company completed an underwritten public offering of 1.2 million shares of its common stock at $59.50 per share. The offering was made under the Company’s current shelf registration statement filed with the SEC in October 2004. In connection with the public offering, the Company entered into a forward sale agreement relating to 1.2 million shares of its common stock. The use of the forward sale agreement allowed the Company to deliver common stock and receive cash at the Company’s election, to the extent provided by the forward sale agreement. Management believes this flexibility allowed a more timely and efficient use of capital resources. The Company’s objective with the use of the forward sale agreement was to efficiently provide funding for the acquisitions of Antioch and FNBI and for general corporate purposes. The Company issued 1.0 million shares of common stock in March 2005 in partial settlement of the forward sale agreement and received net proceeds of approximately $55.9 million. In May 2006, the Company issued the remaining 200,000 shares of common stock under this forward sale agreement and received net proceeds of approximately $11.6 million to provide funding for the acquisition of Hinsbrook Bank.

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$46,055	$40,283

Provision for credit losses	1,807	1,536

Charge-offs:
Commercial and commercial real estate loans	947	1,110
Home equity loans	51	22
Residential real estate loans	—	27
Consumer and other loans	233	111
Premium finance receivables	525	446
Indirect consumer loans	99	77
Tricom finance receivables	25	—

Total charge-offs	1,880	1,793

Recoveries:
Commercial and commercial real estate loans	343	120
Home equity loans	18	—
Residential real estate loans	—	—
Consumer and other loans	29	25
Premium finance receivables	118	137
Indirect consumer loans	36	59
Tricom finance receivables	—	—

Total recoveries	544	341

Net charge-offs	(1,336)	(1,452)

Allowance for loan losses at period-end	$46,526	$40,367

Allowance for lending-related commitments at period-end	$457	$491

Allowance for credit losses at period-end	$46,983	$40,858

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.06%	0.13%
Home equity loans	0.02	0.01
Residential real estate loans	—	0.03
Consumer and other loans	0.87	0.41
Premium finance receivables	0.14	0.14
Indirect consumer loans	0.10	0.04
Tricom finance receivables	0.27	—

Total loans, net of unearned income	0.08%	0.11%

Net charge-offs as a percentage of the provision for credit losses	73.96%	94.50%

Loans at period-end	$6,545,906	$5,435,317
Allowance for loan losses as a percentage of loans at period-end	0.71%	0.74%
Allowance for credit losses as a percentage of loans at period-end	0.72%	0.75%

Management believes that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. Loan quality is continually monitored by management and is reviewed by the Banks’ Boards of Directors and their Credit Committees on a monthly basis. Independent external reviews of the loan portfolio are provided by the examinations conducted by regulatory authorities and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for credit losses, is determined based on management’s assessment of the adequacy of the allowance for loan losses. Management evaluates on at least a quarterly basis a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent and other potential problem loans, and economic conditions and trends in the market area in assessing the adequacy of the allowance for loan losses.
The Company allocates allowance to specific loan portfolio groups and maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan identification system (“Problem Loan Report”) loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off, and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The Company reviews Problem Loan Report loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial, commercial real estate, residential real estate, home equity, premium finance receivables, indirect consumer, Tricom finance receivables and consumer. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. The Company also maintains an allowance for lending-related commitments which relates to certain amounts that the Company is committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
The provision for credit losses totaled $1.8 million for the first quarter of 2007, compared to $1.5 million for the first quarter of 2006. For the quarter ended March 31, 2007 net charge-offs totaled $1.3 million, compared to $1.5 million for the same period of 2006. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.08% in the first quarter of 2007 and 0.11% in the same period in 2006.
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

	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$286	$308	$507
Commercial, consumer and other	3,696	8,454	2,891
Premium finance receivables	6,074	4,306	3,738
Indirect consumer loans	269	297	247
Tricom finance receivables	—	—	—

Total past due greater than 90 days and still accruing	10,325	13,365	7,383

Non-accrual loans:
Residential real estate and home equity	3,568	1,738	234
Commercial, consumer and other	9,660	12,959	10,358
Premium finance receivables	7,455	8,112	6,402
Indirect consumer loans	383	376	216
Tricom finance receivables	299	324	—

Total non-accrual	21,365	23,509	17,210

Total non-performing loans:
Residential real estate and home equity	3,854	2,046	741
Commercial, consumer and other	13,356	21,413	13,249
Premium finance receivables	13,529	12,418	10,140
Indirect consumer loans	652	673	463
Tricom finance receivables	299	324	—

Total non-performing loans	31,690	36,874	24,593

Other real estate owned	627	572	1,952

Total non-performing assets	$32,317	$37,446	$26,545

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity	0.45%	0.23%	0.08%
Commercial, consumer and other	0.32	0.51	0.39
Premium finance receivables	1.10	1.07	1.12
Indirect consumer loans	0.27	0.27	0.22
Tricom finance receivables	0.76	0.74	—

Total non-performing loans	0.48%	0.57%	0.45%

Total non-performing assets as a percentage of total assets	0.34%	0.39%	0.32%

Allowance for loan losses as a percentage of non-performing loans	146.82%	123.90%	164.15%

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $3.9 million at March 31, 2007. The balance increased $3.1 million from March 31, 2006 and $1.8 million from December 31, 2006. Each non-performing credit is well secured and in the process of collection. Management does not expect any material losses from the resolution of any of the credits in this category.
Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $13.4 million as of March 31, 2007. The balance in this category increased $107,000 from March 31, 2006 and decreased $8.1 million from December 31, 2006. Management does not expect any material losses from the resolution of any of the relatively small number of credits in this category.

Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Non-performing premium finance receivables	$13,529	$12,418	$10,140
- as a percent of premium finance receivables outstanding	1.10%	1.07%	1.12%
Net charge-offs of premium finance receivables	$407	$643	$309
- annualized as a percent of average premium finance receivables	0.14%	0.23%	0.14%

The level of non-performing premium finance receivables as a percent of total premium finance receivables is slightly lower than the levels reported at March 31, 2006 and slightly higher than the levels reported at December 31, 2006. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $652,000 at March 31, 2007, compared to $463,000 at March 31, 2006 and $673,000 at December 31, 2006. The ratio of these non-performing loans to total indirect consumer loans was 0.27% at March 31, 2007, compared to 0.22% at March 31, 2006 and 0.27% at December 31, 2006. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.10% for the quarter ended March 31, 2007 compared to 0.04% for the quarter ended March 31, 2006. The levels of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in identifying Problem Loan Report loans as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated to each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of March 31, 2007, December 31, 2006, and March 31, 2006 totaled $104.4 million, $84.7 million and $71.7 million, respectively. The increase from March 31, 2006 and December 31, 2006 to March 31, 2007 is primarily a result of Problem Loan Report credits related to Hinsbrook Bank. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

LIQUIDITY
Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The liquidity to meet these demands is provided by maturing assets, sales of premium finance receivables, liquid assets that can be converted to cash and the ability to attract funds from external sources. Liquid assets refer to money market assets such as Federal funds sold and interest bearing deposits with banks, as well as available-for-sale debt securities which are not pledged to secure public funds.
Please refer to the Interest-Earning Assets, Deposits, Other Funding Sources and Shareholders’ Equity discussions of this report for additional information regarding the Company’s liquidity position.
INFLATION
A banking organization’s assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company’s asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See “Quantitative and Qualitative Disclosures About Market Risks” section of this report for additional information.

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
Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by or on behalf of Wintrust. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. Wintrust does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
As an ongoing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset-liability management policies are established and monitored by management in conjunction with the boards of directors of the Banks, subject to general oversight by the Risk Management Committee of the Company’s Board of Directors. The policies establish guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.
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
Since the Company’s primary source of interest bearing liabilities is from customer deposits, the Company’s ability to manage the types and terms of such deposits may be somewhat limited by customer preferences and local competition in the market areas in which the Banks operate. The rates, terms and interest rate indices of the Company’s interest earning assets result primarily from the Company’s strategy of investing in loans and securities that permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving an acceptable interest rate spread.
The Company’s exposure to interest rate risk is reviewed on a regular basis by management and the Risk Management Committees of the Boards of Directors of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income. Tools used by management include a standard gap analysis and a rate simulation model whereby changes in net interest income are measured in the event of various changes in interest rate indices. An institution with more assets than liabilities repricing over a given time frame is considered asset sensitive and will generally benefit from rising rates, and conversely, a higher level of repricing liabilities versus assets would generally be beneficial in a declining rate environment.

Standard gap analysis reflects contractual repricing information for assets, liabilities and derivative financial instruments. The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of March 31, 2007:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$146,747	—	—	—	146,747
Interest-bearing deposits with banks	16,417	—	—	—	16,417
Available-for-sale securities	230,032	276,592	348,780	840,752	1,696,156

Total liquidity management assets	393,196	276,592	348,780	840,752	1,859,320
Loans, net of unearned income (1)	3,680,951	1,486,700	1,351,135	144,202	6,662,988
Other earning assets	24,692	—	—	—	24,692

Total earning assets	4,098,839	1,763,292	1,699,915	984,954	8,547,000
Other non-earning assets	—	—	—	867,604	867,604

Total assets (RSA)	$4,098,839	1,763,292	1,699,915	1,852,558	9,414,604

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$3,967,379	2,195,181	834,147	19,021	7,015,728
Federal Home Loan Bank advances	5,505	7,515	84,561	296,938	394,519
Notes payable and other borrowings	187,175	—	20,000	—	207,175
Subordinated notes	75,000	—	—	—	75,000
Long-term debt – trust preferred securities	191,948	6,266	51,573	—	249,787

Total interest-bearing liabilities	4,427,007	2,208,962	990,281	315,959	7,942,209
Demand deposits	—	—	—	651,075	651,075
Other liabilities	—	—	—	91,579	91,579
Shareholders’ equity	—	—	—	729,741	729,741

Effect of derivative financial instruments: (3)
Interest rate swaps (Company pays fixed, receives floating)	(175,000)	—	85,000	90,000	—
Interest rate swap (Company pays floating, receives fixed)	—	—	—	—	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$4,252,007	2,208,962	1,075,281	1,878,354	9,414,604

Repricing gap (RSA – RSL)	$(153,168)	(445,670)	624,634	(25,796)
Cumulative repricing gap	$(153,168)	(598,838)	25,796	—

Cumulative RSA/Cumulative RSL	96%	91%	100%
Cumulative RSA/Total assets	44%	62%	80%
Cumulative RSL/Total assets	45%	69%	80%

Cumulative GAP/Total assets	(2)%	(6)%	—%
Cumulative GAP/Cumulative RSA	(4)%	(10)%	—%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and are included in 0-90 days.

(3)
Excludes interest rate swaps to qualified commercial customers as they are offset with interest rate swaps entered into with a third party and have no effect on asset-liability management. See Note 9 of the Consolidated Financial Statements for further discussion of these interest rate swaps.

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

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 2007, December 31, 2006 and March 31, 2006, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to an immediate 100 and 200 basis point shift in the yield curve:
March 31, 2007	7.7%	5.4%	(4.3)%	(9.9)%
December 31, 2006	4.6%	1.7%	(2.0)%	(7.2)%
March 31, 2006	(0.3)%	—%	(2.6)%	(6.6)%

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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 9 of the Financial Statements presented under Item 1 of this report for further information on the Company’s derivative financial instruments.
During the first three months of 2007, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of net interest margin compression and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2007.

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

PART II – Other Information
Item 1A: Risk factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2006.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
In July 2006, the Company’s Board of Directors approved the repurchase of up to 2.0 million shares of its outstanding common stock over the next 18 months. This repurchase plan replaced the previous share repurchase plan that was announced in January 2000. The Company began to repurchase shares in October 2006. Following is a summary of the stock repurchases made during the first quarter of 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1 — January 31	210,000	$45.57	210,000	1,446,800
February 1 — February 28	446,809	$46.58	425,200	1,021,600
March 1 — March 31	687,000	$44.79	687,000	334,600

Total	1,343,809	$45.51	1,322,200

All shares repurchased were made in open market trades except for 21,609 shares which were repurchased under the Company’s Stock Incentive Plan to satisfy tax withholding obligations associated with restricted share awards.
On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. This repurchase authorization replaced the July 2006 share repurchase plan.
Item 4: Submission of Matters to a Vote of Security Holders
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

3.2
Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007).

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

10.1	Fourth Amendment dated March 9, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association in its individual capacity.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2007	/s/ DAVID L. STOEHR

David L. Stoehr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)