Form 10-Q
period 2007-06-30
WINTRUST FINANCIAL CORP
filed 2007-08-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Common Stock – no par value, 23,730,966 shares, as of August 8, 2007

		Page
PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	1-20

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-52

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	53-55

ITEM 4.	Controls and Procedures.	56

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings.	NA

ITEM 1A.	Risk Factors.	57

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	57

ITEM 3.	Defaults Upon Senior Securities.	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders.	58

ITEM 5.	Other Information.	NA

ITEM 6.	Exhibits	58

	Signatures	59
Certification of CEO
Certification of CFO
Section 1350 Certifications
Fifth Amendment to Credit Agreement

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006

Assets
Cash and due from banks	$153,209	$169,071	$164,396
Federal funds sold and securities purchased under resale agreements	15,092	136,221	106,588
Interest bearing deposits with banks	14,308	19,259	11,850
Available-for-sale securities, at fair value	1,515,223	1,839,716	1,952,433
Trading account securities	919	2,324	1,349
Brokerage customer receivables	23,842	24,040	31,293
Mortgage loans held-for-sale	135,543	148,331	112,955
Loans, net of unearned income	6,720,960	6,496,480	6,055,140
Less: Allowance for loan losses	47,392	46,055	44,596

Net loans	6,673,568	6,450,425	6,010,544
Premises and equipment, net	329,498	311,041	280,892
Accrued interest receivable and other assets	198,609	180,889	207,499
Goodwill	268,983	268,936	270,774
Other intangible assets, net	19,666	21,599	22,211

Total assets	$9,348,460	$9,571,852	$9,172,784

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$655,074	$699,203	$686,869
Interest bearing	6,894,488	7,170,037	6,875,752

Total deposits	7,549,562	7,869,240	7,562,621

Notes payable	50,550	12,750	30,000
Federal Home Loan Bank advances	403,203	325,531	379,649
Other borrowings	231,783	162,072	80,097
Subordinated notes	75,000	75,000	83,000
Long-term debt — trust preferred securities	249,745	249,828	230,375
Accrued interest payable and other liabilities	67,989	104,085	85,239

Total liabilities	8,627,832	8,798,506	8,450,981

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	26,012	25,802	25,619
Surplus	528,916	519,233	507,928
Treasury Stock	(84,559)	(16,343)	—
Common stock warrants	649	681	697
Retained earnings	287,741	261,734	235,453
Accumulated other comprehensive loss	(38,131)	(17,761)	(47,894)

Total shareholders’ equity	720,628	773,346	721,803

Total liabilities and shareholders’ equity	$9,348,460	$9,571,852	$9,172,784

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Interest income
Interest and fees on loans	$131,279	$109,420	259,144	$206,071
Interest bearing deposits with banks	223	141	488	265
Federal funds sold and securities purchased under resale agreements	435	434	3,261	1,954
Securities	20,434	24,561	41,319	46,092
Trading account securities	11	17	18	23
Brokerage customer receivables	506	543	965	1,008

Total interest income	152,888	135,116	305,195	255,413

Interest expense
Interest on deposits	73,735	62,069	149,625	116,351
Interest on Federal Home Loan Bank advances	4,400	3,714	8,529	6,994
Interest on notes payable and other borrowings	3,562	2,687	5,290	3,341
Interest on subordinated notes	1,273	1,056	2,568	1,857
Interest on long-term debt — trust preferred securities	4,663	4,348	9,258	8,464

Total interest expense	87,633	73,874	175,270	137,007

Net interest income	65,255	61,242	129,925	118,406
Provision for credit losses	2,490	1,743	4,297	3,279

Net interest income after provision for credit losses	62,765	59,499	125,628	115,127

Non-interest income
Wealth management	7,771	7,531	15,390	17,668
Mortgage banking	6,754	5,860	12,217	10,970
Service charges on deposit accounts	2,071	1,746	3,959	3,444
Gain on sales of premium finance receivables	175	1,451	444	2,446
Administrative services	1,048	1,204	2,061	2,358
Gains (losses) on available-for-sale securities, net	192	(95)	239	(15)
Other	2,839	6,596	6,273	16,147

Total non-interest income	20,850	24,293	40,583	53,018

Non-interest expense
Salaries and employee benefits	35,060	33,351	70,977	66,829
Equipment	3,829	3,293	7,419	6,467
Occupancy, net	5,347	4,845	10,782	9,513
Data processing	2,578	2,025	5,054	3,884
Advertising and marketing	1,513	1,249	2,591	2,369
Professional fees	1,685	1,682	3,288	3,118
Amortization of other intangible assets	964	823	1,933	1,566
Other	9,162	8,639	17,838	16,621

Total non-interest expense	60,138	55,907	119,882	110,367

Income before income taxes	23,477	27,885	46,329	57,778
Income tax expense	8,067	10,274	16,238	21,154

Net income	$15,410	$17,611	$30,091	$36,624

Net income per common share – Basic	$0.64	$0.71	$1.22	$1.50

Net income per common share – Diluted	$0.62	$0.69	$1.18	$1.45

Cash dividends declared per common share	$—	$—	$0.16	$0.14

Weighted average common shares outstanding	24,154	24,729	24,589	24,395

Dilutive potential common shares	806	894	810	917

Average common shares and dilutive common shares	24,960	25,623	25,399	25,312

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Compre -				Common		Compre-	Total
	hensive	Common		Treasury	Stock	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	Stock	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2005		$23,941	$420,426	$—	$744	$201,133	$(18,333)	$627,911
Comprehensive income:
Net income	$36,624	—	—	—	—	36,624	—	36,624
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(29,561)	—	—	—	—	—	(29,561)	(29,561)

Comprehensive income	$7,063

Cash dividends declared on common stock		—	—	—	—	(3,373)	—	(3,373)

Cumulative effect of change in accounting for mortgage servicing rights		—	—	—	—	1,069	—	1,069

Stock-based compensation		—	11,084	—	—	—	—	11,084

Common stock issued for:
Business combinations		1,123	55,965	—	—	—	—	57,088
New issuance, net of costs		200	11,384					11,584
Exercise of stock options		242	7,178	—	—	—	—	7,420
Restricted stock awards		69	(135)	—	—	—	—	(66)
Employee stock purchase plan		18	1,026	—	—	—	—	1,044
Exercise of common stock warrants		13	431	—	(47)			397
Director compensation plan		13	569	—	—	—	—	582

Balance at June 30, 2006		$25,619	$507,928	$—	$697	$235,453	$(47,894)	$721,803

Balance at December 31, 2006		$25,802	$519,233	$(16,343)	$681	$261,734	$(17,761)	$773,346

Comprehensive income:
Net income	$30,091	—	—	—	—	30,091	—	30,091
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(22,411)	—	—	—	—	—	(22,411)	(22,411)
Unrealized gains on derivative instruments	2,041	—	—	—	—	—	2,041	2,041

Comprehensive income	$9,721

Cash dividends declared on common stock		—	—	—	—	(4,084)	—	(4,084)

Common stock repurchases		—	—	(68,216)	—	—	—	(68,216)

Stock-based compensation		—	5,688	—	—	—	—	5,688

Common stock issued for:
Exercise of stock options		89	2,449	—	—	—	—	2,538
Restricted stock awards		84	(84)	—	—	—	—	—
Employee stock purchase plan		19	824	—	—	—	—	843
Exercise of common stock warrants		2	90	—	(32)	—	—	60
Director compensation plan		16	716	—	—	—	—	732

Balance at June 30, 2007		$26,012	$528,916	$(84,559)	$649	$287,741	$(38,131)	$720,628

	Six Months Ended June 30,
	2007	2006
Disclosure of reclassification amount and income tax impact:
Unrealized losses on available-for-sale securities arising during the period, net	$(35,808)	$(47,899)
Unrealized gains on derivative instruments arising during the period, net	3,298	—
Less: Reclassification adjustment for gains (losses) included in net income, net	239	(15)
Less: Income tax benefit	(12,379)	(18,323)

Net unrealized losses on available-for-sale securities and derivative instruments	$(20,370)	$(29,561)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2007	2006

Operating Activities:
Net income	$30,091	$36,624
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,297	3,279
Depreciation and amortization	10,000	7,904
Share-based compensation expense	5,688	5,944
Tax benefit from stock-based compensation arrangements	968	3,278
Excess tax benefits from stock-based compensation arrangements	(721)	(2,780)
Net (accretion) amortization of premium on securities	(28)	143
Fair market value change of interest rate swaps	—	(7,591)
Originations and purchases of mortgage loans held-for-sale	(1,073,413)	(912,080)
Proceeds from sales of mortgage loans held-for-sale	1,093,489	890,819
Gain on sales of premium finance receivables	(444)	(2,446)
Decrease in trading securities, net	1,405	261
Net decrease (increase) in brokerage customer receivables	198	(3,393)
Gain on mortgage loans sold	(7,288)	(5,709)
(Gains) losses on available-for-sale securities, net	(239)	15
Loss (gain) on sales of premises and equipment, net	2	(27)
Decrease in accrued interest receivable and other assets, net	1,138	106,928
Decrease in accrued interest payable and other liabilities, net	(37,019)	(4,673)

Net Cash Provided by Operating Activities	28,124	116,496

Investing Activities:
Proceeds from maturities of available-for-sale securities	539,703	423,454
Proceeds from sales of available-for-sale securities	70,348	86,480
Purchases of available-for-sale securities	(321,319)	(633,344)
Proceeds from sales of premium finance receivables	—	302,882
Net cash paid for acquisitions	—	(51,282)
Net decrease in interest-bearing deposits with banks	4,951	590
Net increase in loans	(228,565)	(769,006)
Purchases of premises and equipment, net	(26,591)	(26,922)

Net Cash Provided by (Used for) Investing Activities	38,527	(667,148)

Financing Activities:
(Decrease) increase in deposit accounts	(319,746)	410,263
Increase (decrease) in other borrowings, net	69,711	(18,499)
Increase in notes payable, net	37,800	29,000
Increase in Federal Home Loan Bank advances, net	77,698	18,000
Proceeds from issuance of subordinated note	—	25,000
Excess tax benefits from stock–based compensation arrangements	721	2,780
Issuance of common stock, net of issuance costs	—	11,584
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	2,474	5,516
Common stock repurchases	(68,216)	—
Dividends paid	(4,084)	(3,373)

Net Cash (Used for) Provided by Financing Activities	(203,642)	480,271

Net Decrease in Cash and Cash Equivalents	(136,991)	(70,381)
Cash and Cash Equivalents at Beginning of Period	305,292	341,365

Cash and Cash Equivalents at End of Period	$168,301	$270,984

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
As of June 30, 2007, Wintrust had 15 wholly-owned bank subsidiaries (collectively, “the Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank in March 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank. In November 2006, Hinsbrook Bank’s Geneva branch was renamed St. Charles Bank & Trust (“St. Charles Bank”), its Willowbrook, Downers Grove and Darien locations became branches of Hinsdale Bank and its Glen Ellyn location became a branch of Wheaton Bank.
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
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly complex or dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and the accounting for income taxes as the areas that are most complex and require the most subjective and complex judgments and as such could be the most subject to revision as new information becomes available.
(2) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(3) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2007		December 31, 2006		June 30, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$33,193	$30,699	$35,990	$34,072	$36,068	$32,912
U.S. Government agencies	469,631	454,266	696,946	690,574	680,153	663,445
Municipal	49,659	48,678	49,602	49,209	53,660	52,568
Corporate notes and other debt	59,798	58,043	61,246	60,080	109,317	105,223
Mortgage-backed	830,882	785,147	884,130	866,288	1,049,603	996,787
Federal Reserve/FHLB stock and other equity securities	134,589	138,390	138,283	139,493	101,203	101,498

Total available-for-sale securities	$1,577,752	$1,515,223	$1,866,197	$1,839,716	$2,030,004	$1,952,433

The decrease in U.S. Government agencies as of June 30, 2007 compared to December 31, 2006 and June 30, 2006 is primarily related to the maturity of Federal Home Loan Bank (“FHLB”) bonds in the first six months of 2007, partially offset by new purchases during the first six months of 2007. As a result of the current interest rate environment and the Company’s balance sheet strategy, not all maturities were replaced with new purchases but rather used to partially fund loan growth.
The fair value of available-for-sale securities includes investments totaling approximately $1.3 billion with unrealized losses of $65.2 million, which have been in an unrealized loss position for greater than 12 months. U.S. Treasury, U.S. Government agencies and Mortgage-backed securities totaling $1.3 billion with unrealized losses of $63.8 million are primarily fixed-rate investments with temporary impairment resulting from increases in interest rates since the purchase of these investments. The Company has the intent and ability to hold these investments until such time as the values recover or until maturity.
(4) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Balance:
Commercial and commercial real estate	$4,186,308	$4,068,437	$3,798,303
Home equity	638,941	666,471	643,859
Residential real estate	222,312	207,059	295,242
Premium finance receivables	1,306,321	1,165,846	935,635
Indirect consumer loans	248,788	249,534	235,025
Tricom finance receivables	34,177	43,975	36,877
Other loans	84,113	95,158	110,199

Total loans, net of unearned income	$6,720,960	$6,496,480	$6,055,140

Mix:
Commercial and commercial real estate	62.3%	62.6%	62.7%
Home equity	9.5	10.3	10.6
Residential real estate	3.3	3.2	4.9
Premium finance receivables	19.4	17.9	15.5
Indirect consumer loans	3.7	3.8	3.9
Tricom finance receivables	0.5	0.7	0.6
Other loans	1.3	1.5	1.8

Total loans, net of unearned income	100.0%	100.0%	100.0%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $30.7 million at June 30, 2007, $27.9 million at December 31, 2006 and $20.7 million at June 30, 2006. Total loans include net deferred loan fees and costs totaling $6.5 million at June 30, 2007 and $5.3 million at December 31, 2006 and $4.6 million at June 30, 2006.

(5) Deposits
The following table is a summary of deposits as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Balance:
Non-interest bearing	$655,074	$699,203	$686,869
NOW accounts	964,714	844,875	799,685
Wealth management deposits	515,223	529,730	436,196
Money market accounts	704,534	690,938	676,352
Savings accounts	302,000	304,362	318,694
Time certificates of deposit	4,408,017	4,800,132	4,644,825

Total deposits	$7,549,562	$7,869,240	$7,562,621

Mix:
Non-interest bearing	8.7%	8.9%	9.1%
NOW accounts	12.8	10.7	10.6
Wealth management deposits	6.8	6.7	5.8
Money market accounts	9.3	8.8	8.9
Savings accounts	4.0	3.9	4.2
Time certificates of deposit	58.4	61.0	61.4

Total deposits	100.0%	100.0%	100.0%

Wealth management deposits represent FDIC-insured deposits at the Banks from customers of the Company’s wealth management subsidiaries.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Notes payable	$50,550	$12,750	$30,000
Federal Home Loan Bank advances	403,203	325,531	379,649

Other borrowings:
Federal funds purchased	10,085	—	—
Securities sold under repurchase agreements	219,814	159,883	78,168
Other	1,884	2,189	1,929

Total other borrowings	231,783	162,072	80,097

Subordinated notes	75,000	75,000	83,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$760,536	$575,353	$572,746

Notes payable are used, as needed, to provide capital to fund continued growth at the Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes. The $50.6 million balance at June 30, 2007 represents the outstanding balance on a $101.0 million loan agreement with an unaffiliated bank. The loan agreement consists of a $100.0 million revolving note, which matures on June 1, 2008 and a $1.0 million note that matures on June 1, 2015. As of January 1, 2007, interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 115 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of some of the Company’s bank subsidiaries.
Federal Home Loan Bank advances consist primarily of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At June 30, 2007, securities sold under repurchase agreements represent $120.7 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $99.1 million of short-term borrowings from brokers.
The subordinated notes represent three $25.0 million notes, issued in October 2002, April 2003 and October 2005. The $25.0 million notes require annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Effective January 1, 2007, the interest on each note is calculated at a rate equal to LIBOR plus 130 basis points.

(7) Long-term Debt – Trust Preferred Securities
As of June 30, 2007, the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
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
The following table provides a summary of the Company’s Long-term debt — trust preferred securities as of June 30, 2007. The Debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

							Earliest
	Trust Preferred		Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	6/30/07	Date	Date	Date

Wintrust Capital Trust III	$25,000	$25,774	L+3.25	8.61%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	8.16%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	7.96%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	7.31%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	6.81%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,253	Fixed	6.35%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,270	L+3.00	8.36%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,256	L+3.00	8.36%	05/2004	05/2034	05/2009

Total		$249,745

The Debentures totaled $249.7 million at June 30, 2007, $249.8 million at December 31, 2006 and $230.4 million at June 30, 2006. The $19.3 million increase since June 30, 2006 is a result of the issuance of $51.5 million of Debentures to Wintrust Capital Trust IX on September 1, 2006, and the redemption of the $32.0 million of 9.0% fixed rate Debentures of Wintrust Capital Trust I on September 5, 2006.
At June 30, 2007, the weighted average contractual interest rate on the Debentures was 7.47%. In August 2006, the Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain Debentures.
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
The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements (including trust preferred securities), net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at June 30, 2007, the Company would still be considered well-capitalized under regulatory capital guidelines.

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

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2007	2006	Contribution	Contribution
Net interest income:
Banking	$65,003	$60,147	$4,856	8%
Premium finance	14,478	10,014	4,464	45
Tricom	959	934	25	3
Wealth management	3,261	272	2,989	1,099
Parent and inter-segment eliminations	(18,446)	(10,125)	(8,321)	(82)

Total net interest income	$65,255	$61,242	$4,013	7%

Non-interest income:
Banking	$11,393	$10,296	$1,097	11%
Premium finance	175	1,451	(1,276)	(88)
Tricom	1,048	1,204	(156)	(13)
Wealth management	9,729	8,866	863	10
Parent and inter-segment eliminations	(1,495)	2,476	(3,971)	(160)

Total non-interest income	$20,850	$24,293	$(3,443)	(14)%

Segment profit (loss):
Banking	$18,202	$16,899	$1,303	8%
Premium finance	3,958	5,035	(1,077)	(21)
Tricom	353	453	(100)	(22)
Wealth management	1,818	(433)	2,251	520
Parent and inter-segment eliminations	(8,921)	(4,343)	(4,578)	(105)

Total segment profit	$15,410	$17,611	$(2,201)	(13)%

Segment assets:
Banking	$9,153,583	$9,103,871	$49,712	1%
Premium finance	1,344,899	959,403	385,496	40
Tricom	45,836	50,938	(5,102)	(10)
Wealth management	58,923	65,235	(6,312)	(10)
Parent and inter-segment eliminations	(1,254,781)	(1,006,663)	(248,118)	(25)

Total segment assets	$9,348,460	$9,172,784	$175,676	2%

The following table presents a summary of certain information for each reportable segment for six months ended for the period shown:

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2007	2006	Contribution	Contribution
Net interest income:
Banking	$128,592	$116,382	$12,210	11%
Premium finance	29,394	19,644	9,750	50
Tricom	1,912	1,853	59	3
Wealth management	6,259	641	5,618	876
Parent and inter-segment eliminations	(36,232)	(20,114)	(16,118)	(80)

Total net interest income	$129,925	$118,406	$11,519	10%

Non-interest income:
Banking	$21,455	$20,794	$661	3%
Premium finance	444	2,446	(2,002)	(82)
Tricom	2,061	2,358	(297)	(13)
Wealth management	19,148	20,602	(1,454)	(7)
Parent and inter-segment eliminations	(2,525)	6,818	(9,343)	(137)

Total non-interest income	$40,583	$53,018	$(12,435)	(24)%

Segment profit (loss):
Banking	$34,500	$33,098	$1,402	4%
Premium finance	11,374	9,684	1,690	18
Tricom	660	825	(165)	(20)
Wealth management	3,360	654	2,706	(414)
Parent and inter-segment eliminations	(19,803)	(7,637)	(12,166)	(159)

Total segment profit	$30,091	$36,624	$(6,533)	(18)%

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
Interest Rate Swaps
The tables below identify the Company’s interest rate swaps at June 30, 2007 and December 31, 2006, which were entered into in August 2006 to hedge certain LIBOR-based liabilities (dollars in thousands). These swaps are designated as cash flow hedges in accordance with SFAS 133. The Company uses the hypothetical derivative method to assess and measure effectiveness. No ineffectiveness was recorded on these swaps in the quarter ended June 30, 2007.

	June 30, 2007
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$71	5.36%	5.25%	Cash Flow
September 2011	40,000	139	5.36%	5.25%	Cash Flow
October 2011	25,000	90	5.36%	5.26%	Cash Flow
September 2013	50,000	331	5.36%	5.30%	Cash Flow
September 2013	40,000	277	5.36%	5.30%	Cash Flow

Total	$175,000	$908

	December 31, 2006
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(218)	5.36%	5.25%	Cash Flow
September 2011	40,000	(440)	5.36%	5.25%	Cash Flow
October 2011	25,000	(276)	5.37%	5.26%	Cash Flow
September 2013	50,000	(813)	5.36%	5.30%	Cash Flow
September 2013	40,000	(643)	5.36%	5.30%	Cash Flow

Total	$175,000	$(2,390)

The fair values (i.e. unrealized gains) of $908,000 at June 30, 2007 were recorded as other assets and the unrealized losses of $2.4 million at December 31, 2006 were recorded as other liabilities. The change in fair value in the six months ended June 30, 2007, net of tax, is separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income.

At June 30, 2006, the Company had $231.1 million of interest rate swaps that were initially documented as being in hedging relationship at their inception dates, but subsequently, management determined that the hedge documentation did not meet the standards of SFAS 133. Changes in market value related to these interest rate swaps, along with the quarterly net cash settlements, were recognized in non-interest income. At June 30, 2006, these swaps had a positive fair value of $5.9 million which was included in other assets. All of these swaps were terminated in the third quarter of 2006.
The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. At June 30, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $30.4 million and the aggregate notional value of interest rate swaps with third parties to offset the Company’s exposure related to these instruments also totaled $30.4 million. These interest rate swaps mature between August 2010 and May 2016. These swaps were reported in the Company’s balance sheet by a derivative asset of $331,000 and a derivative liability of $331,000. At December 31, 2006, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $21.0 million and the aggregate notional value of interest rate swaps with third parties to offset the Company’s exposure related to these instruments also totaled $21.0 million. These swaps were reported in the Company’s balance sheet by a derivative asset of $506,000 and a derivative liability of $506,000. These swaps are not reflected in the preceding tables.
Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At June 30, 2007, the Company had approximately $173 million of interest rate lock commitments and $308 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $983,000 and a derivative liability of $361,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $443,000 and $684,000 in the second quarter of 2007 and 2006, respectively and $879,000 and $2.5 million in the first six months of 2007 and 2006, respectively.` There were no covered call options outstanding as of June 30, 2007, December 31, 2006 or June 30, 2006.
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

(11) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	June 30,
(Dollars in thousands)	2007	Acquired	Losses	2007
Banking	$245,805	$(109)	$—	$245,696
Premium finance	—	—	—	—
Tricom	8,958	—	—	8,958
Wealth management	14,173	156	—	14,329
Parent and other	—	—	—	—

Total	$268,936	$47	$—	$268,983

The decrease in the Banking segment’s goodwill in the first six months of 2007 primarily relates to adjustments of prior estimates of fair values associated with the acquisition of Hinsbrook Bank partially offset by additional contingent consideration earned by former owners of Guardian as a result of attaining certain performance measures. Wintrust could pay additional consideration pursuant to the West America and Guardian transaction through June 2009. Any payments would be reflected in the Banking segment’s goodwill.
The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the LFCM purchase agreement. As of March 31, 2007, Wintrust is no longer required to pay additional consideration pursuant to this transaction. LFCM was merged into WHAMCO.
A summary of finite-lived intangible assets as of June 30, 2007, December 31, 2006 and June 30, 2006 and the expected amortization as of June 30, 2007 is as follows (in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(2,634)	(2,463)	(2,270)

Net carrying amount	618	789	982

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918	26,158
Accumulated amortization	(8,870)	(7,108)	(4,929)

Net carrying amount	19,048	20,810	21,229

Total other intangible assets, net	$19,666	21,599	22,211

Estimated amortization

Actual in 6 months ended June 30, 2007	$1,933
Estimated remaining in 2007	1,928
Estimated - 2008	3,129
Estimated - 2009	2,717
Estimated - 2010	2,381
Estimated - 2011	2,253
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $1.9 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.

(12) Stock-Based Compensation Plans
In general, the Company awards stock based compensation in the form of stock options and restricted shares pursuant to the Wintrust Financial Corporation 2007 Stock Incentive Plan (“the Plan”), which replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan. Stock options typically provide the holder the option to purchase shares of the Company’s common stock at the fair market value of the stock on the date the options are granted and generally vest ratably over a five-year period. Restricted share awards entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted share awards generally vest over periods of one to five years from the date of grant.
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
Compensation cost charged to income for stock options was $1.2 million and $1.4 million in the second quarters of 2007 and 2006, respectively, and $2.7 million and $2.9 million for the year-to-date periods of 2007 and 2006, respectively. Compensation cost charged to income for restricted share awards was $1.5 million in the second quarter of 2007 and in the second quarter of 2006, and $3.0 million and $3.1 million for the year-to-date periods of 2007 and 2006, respectively. On January 1, 2006, the Company reclassified $5.2 million of liabilities related to previously recognized compensation cost for restricted share awards that had not been vested as of that date to surplus as these awards represent equity awards as defined in SFAS 123R.
Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For restricted share awards, the grant date fair value is the fair value of the stock on the date of grant. For stock option awards, the grant date fair value is estimated using a Black-Scholes option-pricing model. The assumptions used to value stock options granted during the first six months of 2007 and 2006 are outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior. The Plan provides for a maximum term of seven years on stock options, while the 1997 Stock Incentive Plan provided for a maximum term of ten years. All options granted in 2007 were granted pursuant to the Plan. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. The risk-free interest rate is based on the U.S. Treasury curve. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Expected dividend yield	0.7%	0.5%
Expected volatility	25.5%	24.2%
Risk-free rate	5.0%	4.6%
Expected option life (in years)	6.9	8.2
Compensation cost is recognized only for those awards that are expected to vest, on a straight-line basis over the requisite service period (usually the vesting period) of the award. Forfeitures rates are estimated for each type of award based on historical forfeiture experience.

A summary of stock option activity under the Plan and predecessor plan for the six months ended June 30, 2007 and June 30, 2006 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	28,000	45.20
Exercised	(89,896)	17.47
Forfeited or canceled	(12,845)	40.72

Outstanding at June 30, 2007	2,711,323	$33.62	5.4	$37,299

Exercisable at June 30, 2007	1,879,627	$26,18	4.4	$36,765

Outstanding at January 1, 2006	3,019,482	$29.63
Granted	166,600	52.07
Exercised	(242,174)	16.77
Forfeited or canceled	(29,849)	49.50

Outstanding at June 30, 2006	2,914,059	$31.76	6.0	$58,457

Exercisable at June 30, 2006	1,745,975	$21.41	4.6	$51,974

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the six months ended June 30, 2007 and 2006 was $16.28 and $20.07, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, was $2.5 million and $8.9 million, respectively.
Cash received from option exercises under the Plan for the six months ended June 30, 2007 and 2006 was $1.6 million and $4.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $968,000 and $3.3 million for the six months ended June 30, 2007 and 2006, respectively.
A summary of restricted share award activity under the Plan and predecessor plan for the six months ended June 30, 2007 and June 30, 2006, is presented below:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Weighted		Weighted
		Average		Average
	Common	Grant-Date Fair	Common	Grant-Date
Restricted Shares	Shares	Value	Shares	Fair Value

Outstanding at January 1	335,904	$51.78	206,157	$53.55
Granted	36,018	45.35	145,403	51.85
Vested and shares issued	(85,058)	52.33	(69,487)	53.63
Forfeited	(5,263)	47.81	(1,709)	51.89

Nonvested at June 30	281,601	$50.86	280,364	$52.66

The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date.
As of June 30, 2007, there was $20.9 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plan and predecessor plan. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(13) Earnings Per Share
The following table shows the computation of basic and diluted EPS for the periods indicated:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
(In thousands, except per share data)		2007	2006	2007	2006

Net income	(A)	$15,410	$17,611	$30,091	$36,624

Average common shares outstanding	(B)	24,154	24,729	24,589	24,395
Effect of dilutive potential common shares		806	894	810	917

Weighted average common shares and effect of dilutive potential common shares	(C)	24,960	25,623	25,399	25,312

Net income per common share:
Basic	(A/B)	$0.64	$0.71	$1.22	$1.50

Diluted	(A/C)	$0.62	$0.69	$1.18	$1.45

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
FIN 48 requires companies to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability is referred to as an Unrecognized Tax Benefit as it reflects the fact that the Company has not recorded (or recognized) the benefit associated with the tax position. Wintrust evaluated its tax positions at December 31, 2006 and June 30, 2007, in accordance with FIN 48. Based on this evaluation, the Company determined that it does not have any tax positions for which unrecognized tax benefits must be recorded. In addition, for the six months ended June 30, 2007, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If Wintrust were to record interest or penalties associated with uncertain tax positions or as the result of an audit by a tax jurisdiction, the interest or penalties would be included in income tax expense.
Tax years that remain open and subject to audit by major tax jurisdictions include the Company’s 2003 — 2006 Federal income tax returns and its 2003 — 2006 Illinois income tax returns. Although these returns remain open pursuant to the statute of limitations, tax audits of the Company’s 2003 and 2004 Illinois income tax returns as well as its 2003 Federal income tax return have been completed.

(15) Recent Accounting Developments
The Company adopted the provisions of FIN 48 effective January 1, 2007. See Note 14 – Uncertainty in Income Tax Positions, for a detailed discussion on the adoption of this FASB Interpretation.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to measure eligible financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the Company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which have yet to be determined. The Company did not early adopt SFAS 159 and is currently assessing the impact of SFAS 159 on its financial statements.
(16) Subsequent Events
On July 18, 2007, the Company announced the signing of a definitive agreement to acquire Broadway Premium Funding Corporation (“Broadway”) from Sumitomo Corporation of America. Broadway provides financing for commercial property and casualty insurance premiums, mainly through insurance agents and brokers in the northeastern portion of the United States and California. The transaction is subject to approval by various regulatory bodies and certain closing conditions. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2007 and will not materially impact the consolidated financial statements.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2007, compared with December 31, 2006, and June 30, 2006, and the results of operations for the three and six month periods ended June 30, 2007 and 2006 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of June 30, 2007, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 78 locations. The Company developed its banking franchise through the de novo organization of nine banks (54 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 24 locations. In May 2006, the Company completed its acquisition of Hinsbrook Bank, which had five Illinois banking locations, and in March 2006, the Company opened its newest de novo bank, Old Plank Trail Bank. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company has grown to $9.3 billion in total assets at June 30, 2007 from $9.2 billion in total assets at June 30, 2006, an increase of 2%. The Company has temporarily curtailed balance sheet growth trends given the current interest rate and credit environments. Additionally, the historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From the Company’s experience, it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005
Old Plank Trail Bank	De novo	March, 2006
St. Charles Bank (formerly Hinsbrook Bank; organized 1987)	Acquired	May, 2006

Following is a summary of the activity related to the expansion of the Company’s banking franchise since June 30, 2006:
2007 Banking Expansion Activity
•	New branch locations:
➢	Hoffman Estates, Illinois — a branch of Barrington Bank

➢	Hartland, Wisconsin — a new main bank facility of Town Bank

➢	Bloomingdale, Illinois — a branch of Advantage Bank

➢	Island Lake, Illinois — branch of Libertyville Bank

➢	North Chicago, Illinois —a branch of Lake Forest Bank
2006 Banking Expansion Activity
•	Acquisitions:
➢	Hinsbrook Bank, with locations in Willowbrook, Downers Grove, Glen Ellyn, Darien and Geneva, Illinois
•	New branch locations:
➢	St. Charles, Illinois — temporary main bank facility of St. Charles Bank
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
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $801 million in loan (premium finance receivables) volume in the second quarter of 2007, $1.6 billion in the first six months of 2007 and approximately $3.0 billion in the calendar year 2006. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios during 1999. The Company suspended the sale of premium finance receivables to a third party in the second half of 2006 as the Banks had sufficient capacity to retain all of the originations during this period. In addition to recognizing gains on the sale of these receivables, the proceeds from sales provided the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, similar sales of these receivables may occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

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

WHAMC, a registered investment advisor, provides money management and advisory services to individuals and institutional municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans. In addition, WHAMC is investment advisor for the PathMaster Domestic Equity Fund, a mutual fund that was first offered in December 2005. The PathMaster Fund is a quantitatively-based fund that employs a variety of fundamental investment analytical factors in allocating its holdings of exchange traded funds according to the underlying securities’ size and style categorization.
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
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006
WHTC	$882,743	$828,077	$680,711
WHAMC (1)	554,184	542,401	528,346
WHAMC’s proprietary mutual fund	24,382	18,741	10,872
WHI — brokerage assets in custody	5,500,000	5,400,000	5,300,000

(1)	Excludes the proprietary mutual fund managed by WHAMC
The significant increase in the assets under administration and/or management at WHTC from June 30, 2006 to December 31, 2006 is primarily attributed to the trust business acquired in connection with the acquisition of Hinsbrook Bank and the increase from December 31, 2006 to June 30, 2007 is primarily related to new account relationships. At the time of the Company’s acquisition of the Wayne Hummer Companies, WHAMC was advisor to a family of mutual funds known as the Wayne Hummer funds. In the first quarter of 2006 WHAMC sold the last of these funds, the Wayne Hummer Growth Fund, and realized a gain of approximately $2.4 million on the sale. Wayne Hummer will focus its mutual fund efforts on the PathMaster Fund and similar funds and separately managed mutual fund products currently under consideration.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2007, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2007	June 30, 2006	Change
Net income	$15,410	$17,611	(12)%
Net income per common share — Diluted	0.62	0.69	(10)

Net revenue (1)	86,105	85,535	1
Net interest income	65,255	61,242	7

Net interest margin (6)	3.13%	3.10%	3	bp
Core net interest margin (2) (6)	3.40	3.32	8
Net overhead ratio (3)	1.68	1.44	24
Efficiency ratio (4) (6)	69.29	65.01	428
Return on average assets	0.66	0.80	(14)
Return on average equity	8.52	10.48	(196)

	Six Months	Six Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	June 30, 2007	June 30, 2006	Change
Net income	$30,091	$36,624	(18)%
Net income per common share — Diluted	1.18	1.45	(19)

Net revenue (1)	170,508	171,424	(1)
Net interest income	129,925	118,406	10
Net interest margin (6)	3.11%	3.11%	—	bp

Core net interest margin (2) (6)	3.37	3.32	5
Net overhead ratio (3)	1.70	1.36	34
Efficiency ratio (4) (6)	69.79	64.08	571
Return on average assets	0.64	0.87	(23)
Return on average equity	8.23	11.26	(303)

At end of period
Total assets	$9,348,460	$9,172,784	2%
Total loans, net of unearned income	6,720,960	6,055,140	11
Total deposits	7,549,562	7,562,621	—
Long-term debt — trust preferred securities	249,745	230,375	8
Total shareholders’ equity	720,628	721,803	—

Book value per common share	29.82	28.17	6
Market price per common share	43.85	50.85	(14)

Allowance for credit losses to total loans (5)	0.71%	0.74%	(3	)bp
Non-performing assets to total assets	0.39	0.33	6

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt — trust preferred securities and the interest expense incurred to fund common stock repurchases.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
Management also evaluates the net interest margin excluding the net interest expense associated with the Company’s Long-term debt – trust preferred securities and the interest expense incurred to fund common stock repurchases (“Core Net Interest Margin”). Because trust preferred securities are utilized by the Company primarily as capital instruments and the cost incurred to fund common stock repurchases is capital utilization related, management finds it useful to view the net interest margin excluding these expenses and deems it to be a more meaningful view of the operational net interest margin of the Company.
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

(A) Interest income (GAAP)	$152,888	$135,116	$305,195	$255,413
Taxable-equivalent adjustment:
- Loans	273	105	403	235
- Liquidity management assets	607	261	1,100	542
- Other earning assets	4	6	5	7

Interest income — FTE	$153,772	$135,488	$306,703	$256,197
(B) Interest expense (GAAP)	87,633	73,874	175,270	137,007

Net interest income — FTE	$66,139	$61,614	$131,433	$119,190

(C) Net interest income (GAAP) (A minus B)	$65,255	$61,242	$129,925	$118,406
Net interest income — FTE	$66,139	$61,614	$131,433	$119,190
Add: Interest expense on long-term debt—trust preferred securities and interest cost incurred for common stock repurchases (1)	5,821	4,238	10,908	8,232

Core net interest income — FTE (2)	$71,960	$65,852	$142,341	$127,422

(D) Net interest margin (GAAP)	3.08%	3.08%	3.07%	3.09%
Net interest margin — FTE	3.13%	3.10%	3.11%	3.11%
Core net interest margin — FTE (2)	3.40%	3.32%	3.37%	3.32%

(E) Efficiency ratio (GAAP)	70.00%	65.29%	70.41%	64.38%
Efficiency ratio — FTE	69.29%	65.01%	69.79%	64.08%

(1)	Interest expense from the Long-term debt — trust preferred securities is net of the interest income on the Common Securities owned by the Trusts and included in interest income. Interest cost incurred for common stock repurchases is estimated using current period average rates on certain debt obligations.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies inherently have greater complexity and greater reliance on the use of estimates, assumptions and judgments than other accounting policies, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management currently views critical accounting policies to include the determination of the allowance for credit losses, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and the accounting for income taxes as the areas that are most complex and require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 72 of the Company’s 2006 Annual Report.
Net Income
Net income for the quarter ended June 30, 2007 totaled $15.4 million, a decrease of $2.2 million, or 12%, compared to the $17.6 million recorded in the second quarter of 2006. On a per share basis, net income for the second quarter of 2007 totaled $0.62 per diluted common share, a decrease of $0.07 per share, or 10%, as compared to the 2006 second quarter total of $0.69 per diluted common share. The second quarter of 2006 included significantly higher levels of income recorded on gain on sales of premium finance receivables, fees from covered call options and trading income related to interest rate swap transactions, totaling $3.0 million (net of tax) more than recorded in the second quarter of 2007, or $0.12 per diluted common share. The return on average equity for the second quarter of 2007 was 8.52%, compared to 10.48% for the prior year quarter.
Net income for the first six months of 2007 totaled $30.1 million, a decrease of $6.5 million, or 18%, compared to $36.6 million for the same period in 2006. On a per share basis, net income per diluted common share was $1.18 for the first six months of 2007, a decrease of $0.27 per share, or 19%, compared to $1.45 for the first six months of 2006. Return on average equity for the first six months of 2007 was 8.23% versus 11.26% for the same period of 2006.

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended June 30, 2007 totaled $66.1 million, an increase of $4.5 million, or 7%, as compared to the $61.6 million recorded in the same quarter of 2006. Average loans in the second quarter of 2007 increased $923 million, or 16%, over the second quarter of 2006.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the second quarter of 2007 as compared to the second quarter of 2006 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2007			June 30, 2006
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,686,596	$21,699	5.16%	$2,090,691	$25,397	4.87%
Other earning assets (2) (3)(8)	25,791	521	8.10	32,304	566	7.02
Loans, net of unearned income (2) (4) (8)	6,772,512	131,552	7.79	5,849,916	109,525	7.51

Total earning assets (8)	$8,484,899	$153,772	7.27%	$7,972,911	$135,488	6.82%

Allowance for loan losses	(47,982)			(43,137)
Cash and due from banks	132,216			123,842
Other assets	826,399			731,765

Total assets	$9,395,532			$8,785,381

Interest-bearing deposits	$6,896,118	$73,735	4.29%	$6,494,473	$62,069	3.83%
Federal Home Loan Bank advances	400,918	4,400	4.40	371,369	3,714	4.01
Notes payable and other borrowings	322,811	3,562	4.42	233,430	2,687	4.62
Subordinated notes	75,000	1,273	6.72	61,242	1,056	6.82
Long-term debt — trust preferred securities	249,760	4,663	7.39	230,389	4,348	7.47

Total interest-bearing liabilities	$7,944,607	$87,633	4.42%	$7,390,903	$73,874	4.01%

Non-interest bearing deposits	646,278			633,500
Other liabilities	79,182			87,221
Equity	725,465			673,757

Total liabilities and shareholders’ equity	$9,395,532			$8,785,381

Interest rate spread (5) (8)			2.85%			2.81%
Net free funds/contribution (6)	$540,292		0.28	$582,008		0.29

Net interest income/Net interest margin (8)		$66,139	3.13%		$61,614	3.10%

Core net interest margin (7) (8)			3.40%			3.32%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2007 and 2006 were $884,000 and $372,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities and the interest expense incurred to fund common stock repurchases.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the second quarter of 2007 as compared to the first quarter of 2007 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2007			March 31, 2007
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,686,596	$21,699	5.16%	$1,913,693	$24,469	5.19%
Other earning assets (2) (3)(8)	25,791	521	8.10	25,392	467	7.47
Loans, net of unearned income (2) (4) (8)	6,772,512	131,552	7.79	6,619,361	127,995	7.84

Total earning assets (8)	$8,484,899	$153,772	7.27%	$8,558,446	$152,931	7.25%

Allowance for loan losses	(47,982)			(47,514)
Cash and due from banks	132,216			131,699
Other assets	826,399			811,144

Total assets	$9,395,532			$9,453,775

Interest-bearing deposits	$6,896,118	$73,735	4.29%	$7,081,407	$75,890	4.35%
Federal Home Loan Bank advances	400,918	4,400	4.40	385,904	4,129	4.34
Notes payable and other borrowings	322,811	3,562	4.42	184,313	1,728	3.80
Subordinated notes	75,000	1,273	6.72	75,000	1,295	6.91
Long-term debt — trust preferred securities	249,760	4,663	7.39	249,801	4,595	7.36

Total interest-bearing liabilities	$7,944,607	$87,633	4.42%	$7,976,425	$87,637	4.45%

Non-interest bearing deposits	646,278			644,543
Other liabilities	79,182			83,215
Equity	725,465			749,592

Total liabilities and shareholders’ equity	$9,395,532			$9,453,775

Interest rate spread (5) (8)			2.85%			2.80%
Net free funds/contribution (6)	$540,292		0.28	$582,021		0.30

Net interest income/Net interest margin (8)		$66,139	3.13%		$65,294	3.10%

Core net interest margin (7) (8)			3.40%			3.34%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2007 was $884,000 and for the three months ended March 31, 2007 was $624,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities and the interest expense incurred to fund common stock repurchases.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the second quarter of 2007 the net interest margin was 3.13%, an increase of three basis points when compared to the net interest margin of 3.10% in both the first quarter of 2007 and the second quarter of 2006. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term debt — trust preferred securities and an allocation of interest expense attributable to funding common stock repurchases, was 3.40% for the second quarter of 2007, 3.34% for the first quarter of 2007 and 3.32% for the second quarter of 2006.
The net interest margin increased three basis points in the second quarter of 2007 compared to the second quarter of 2006 as the yield on earning assets increased 45 basis points, the rate paid on interest-bearing liabilities increased 41 basis points and the contribution from net free funds decreased one basis point.

The yield on total earning assets for the second quarter of 2007 was 7.27% as compared to 6.82% in the second quarter of 2006. The increase of 45 basis points from the second quarter of 2006 resulted from an increase in the loans as a percentage of earnings assets of 80% in the second quarter 2007 compared to 73% in the same period in 2006, the rising interest rate environment in the last 24 months offset by the effects of a flattening yield curve and highly competitive pricing in all lending areas. The second quarter 2007 yield on loans was 7.79%, a 28 basis point increase when compared to the prior year second quarter yield of 7.51%. Compared to the first quarter of 2007, the yield on earning assets increased two basis points resulted primarily from a reduction in short-term liquidity management assets and a larger mix in loans. The average loan-to-deposit ratio was 89.8% in the second quarter of 2007, 82.1% in the second quarter of 2006 and 85.7% in the first quarter of 2007. The increase in this ratio in the second quarter of 2007 continues to reflect the Company’s prior decision to suspend the sale of premium finance receivables to an unaffiliated bank, and accordingly, retain these assets on its balance sheet. Pricing discipline on maturing fixed rate retail certificates of deposit has also contributed to an increase in the average loan-to-deposit ratio.
The rate paid on interest-bearing deposits increased to 4.29% in the second quarter of 2007 as compared to 3.83% in the second quarter of 2006 and 4.35% in the first quarter of 2007. The rate on total interest-bearing liabilities in the second quarter of 2007 decreased by six basis points since the first quarter due to the maturing of retail certificates of deposit and the strong interest in the Banks’ NOW deposit accounts. Competitive pricing pressures in all markets have driven up the cost of retail deposits while wholesale funding costs remained relatively stable when comparing the second quarter of 2007 to the same period in the prior year. In the second quarter of 2007, as compared to the first quarter of 2007, the rate on non-maturity interest-bearing deposits (savings, NOW and MMA) increased one basis point and the rate on retail certificates of deposit decreased seven basis points. The inverted yield curve continues to put upward pricing pressure on maturing short-term certificates of deposit and non-maturity deposits as customers choose not to renew their retail certificates of deposit at the lower rates on longer maturities. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, was 5.29% in the second quarter of 2007, 5.25% in the second quarter of 2006 and 5.29% in the first quarter of 2007. The increase in this rate in the second quarter of 2007 as compared to the second quarter of 2006 is a result of higher market interest rates and a larger mix of higher rate funding sources such as trust preferred borrowings and notes payable. The unchanged rate as compared to the first quarter of 2007 reflects a larger utilization of lower cost funding with repurchase agreements, offset by higher funding rates from Federal Home Loan Bank of Chicago advances and notes payable. The Company utilizes these borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the six months ended June 30, 2007 and 2006.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,799,433	$46,168	5.17%	$2,075,572	$48,853	4.75%
Other earning assets (2) (3)(8)	25,593	988	7.79	32,062	1,038	6.48
Loans, net of unearned income (2) (4) (8)	6,696,689	259,547	7.82	5,630,511	206,306	7.39

Total earning assets (8)	$8,521,715	$306,703	7.26%	$7,738,145	$256,197	6.68%

Allowance for loan losses	(47,729)			(42,421)
Cash and due from banks	131,834			125,661
Other assets	818,155			682,908

Total assets	$9,423,975			$8,504,293

Interest-bearing deposits	$6,987,838	$149,625	4.32%	$6,348,873	$116,351	3.70%
Federal Home Loan Bank advances	393,453	8,529	4.37	364,043	6,994	3.87
Notes payable and other borrowings	253,944	5,290	4.20	159,822	3,341	4.21
Subordinated notes	75,000	2,568	6.81	55,652	1,857	6.64
Long-term debt — trust preferred securities	249,781	9,258	7.37	230,410	8,464	7.31

Total interest-bearing liabilities	$7,960,016	$175,270	4.44%	$7,158,800	$137,007	3.86%

Non-interest bearing deposits	645,206			614,136
Other liabilities	81,263			75,409
Equity	737,490			655,948

Total liabilities and shareholders’ equity	$9,423,975			$8,504,293

Interest rate spread (5) (8)			2.82%			2.82%
Net free funds/contribution (6)	$561,699		0.29	$579,345		0.29

Net interest income/Net interest margin (8)		$131,433	3.11%		$119,190	3.11%

Core net interest margin (7) (8)			3.37%			3.32%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2007 and 2006 were $1.5 million and $784,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term Debt — Trust Preferred Securities and the interest expense incurred to fund common stock repurchases.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
Tax-equivalent net interest income for the six months ended June 30, 2007 totaled $131.4 million, an increase of $12.2 million, or 10%, as compared to the $119.2 million recorded in the same period of 2006. Average earning assets increased $783.6 million, or 10%, in the first six months of 2007 compared to the same period of 2006. The year-to-date net interest margin of 3.11% remained unchanged amidst a rising interest rate environment from the prior year. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt - Trust Preferred Securities and an allocation of the interest expense attributable to funding common stock repurchases, was 3.37% for the first half of 2007 compared to 3.32% for the first half of 2006.
The earning asset yield increased from 6.68% in the first half of 2006 to 7.26% in the six months ended June 30, 2007, an increase of 58 basis points, attributable to yield increases across all of the earning asset categories. Average loans, the highest yielding component of the earning asset base, increased $1.1 billion, or 19%, in the first six months of 2007 compared to the same prior year period. The average yield on loans during the six months ended June 30, 2007, was 7.82%, an increase of 43 basis points compared to 7.39% for the same period of 2006.

The rate paid on interest-bearing liabilities for the first six months of 2007 was 4.44% compared to 3.86% in the first six months of 2006, an increase of 58 basis points. Deposits accounted for 88% of total interest bearing liabilities in the first six months of 2007 and 89% in the same period of 2006. The average rate paid on deposits was 4.32% in the first six months of 2007, an increase of 62 basis points compared to the average rate of 3.70% in the first six months of 2006.
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended June 30, 2007 and March 31, 2007, the six-month periods ended June 30, 2007 and June 30, 2006 and the three-month periods ended June 30, 2007 and June 30, 2006. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	Second Quarter	First Six Months	Second Quarter
	of 2007	of 2007	of 2007
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2007	of 2006	of 2006
Tax-equivalent net interest income for comparative period	$65,294	$119,190	$61,614
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	25	16,970	6,581
Change due to interest rate fluctuations (rate)	102	(4,727)	(2,056)
Change due to number of days in each period	718	—	—

Tax-equivalent net interest income for the period ended June 30, 2007	$66,139	$131,433	$66,139

Non-interest Income
For the second quarter of 2007, non-interest income totaled $20.9 million and decreased $3.4 million, or 14%, compared to the second quarter of 2006. For the six months ended June 30, 2007, non-interest income totaled $40.6 million, a decrease of $12.4 million, or 24%, compared to the same period of 2006. The decreases in both the quarterly and the year-to-date periods were primarily attributable to lower levels of trading income recognized on interest rate swaps, lower gain on sales of premium finance receivables and lower levels of fees from certain covered call option transactions in 2007 compared to the 2006 periods. In addition, there was a $2.3 million decrease in wealth management in the year-to-date periods, primarily a result of a $2.4 million gain on the sale of the Wayne Hummer Growth Fund that was recognized in the first quarter of 2006.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2007	2006	Change	Change
Brokerage	$5,084	$5,086	$(2)	—%
Trust and asset management	2,687	2,445	242	10

Total wealth management	7,771	7,531	240	3

Mortgage banking	6,754	5,860	894	15
Service charges on deposit accounts	2,071	1,746	325	19
Gain on sales of premium finance receivables	175	1,451	(1,276)	(88)
Administrative services	1,048	1,204	(156)	(13)
Gains (losses) on available-for-sale securities, net	192	(95)	287	NM
Other:
Fees from covered call options	443	684	(241)	(35)
Trading income – net cash settlement of swaps	—	709	(709)	(100)
Trading income (loss) – change in fair market value	3	2,609	(2,606)	(100)
Bank Owned Life Insurance	992	676	316	47
Miscellaneous	1,401	1,918	(517)	(27)

Total other	2,839	6,596	(3,757)	(57)

Total non-interest income	$20,850	$24,293	$(3,443)	(14)%

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2007	2006	Change	Change
Brokerage	$10,155	$10,261	$(106)	(1)%
Trust and asset management	5,235	7,407	(2,172)	(29)

Total wealth management	15,390	17,668	(2,278)	(13)

Mortgage banking	12,217	10,970	1,247	11
Service charges on deposit accounts	3,959	3,444	515	15
Gain on sales of premium finance receivables	444	2,446	(2,002)	(82)
Administrative services	2,061	2,358	(297)	(13)
Gains (losses) on available-for-sale securities, net	239	(15)	254	NM
Other:
Fees from covered call options	879	2,489	(1,610)	(65)
Trading income – net cash settlement of swaps	—	1,231	(1,231)	(100)
Trading income (loss) – change in fair market value	(3)	7,524	(7,527)	(100)
Bank Owned Life Insurance	1,801	1,306	495	38
Miscellaneous	3,596	3,597	(1)	—

Total other	6,273	16,147	(9,874)	(61)

Total non-interest income	$40,583	$53,018	$(12,435)	(24)%

NM = data not meaningful

Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WHAMC. Wealth management totaled $7.8 million in the second quarter of 2007, an increase of $240,000, or 3%, from the $7.5 million recorded in the second quarter of 2006. For the six months ended June 30, 2007, wealth management decreased $2.3 million, or 13%, compared to the same period last year primarily as a result of the $2.4 million gain on the sale of the Wayne Hummer Growth Fund in the first quarter of 2006. The Company anticipates continued growth of the wealth management platform throughout its banking locations.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended June 30, 2007, this revenue source totaled $6.8 million, an increase of $894,000 when compared to the second quarter of 2006, attributable to an increase of $621,000 in the income recorded to recognize the fair market value of mortgage banking derivatives (primarily rate lock commitments and commitments to sell loans to end investors) and an increase of $273,000 from traditional mortgage banking revenue. For the six months ended June 30, 2007, mortgage banking revenue increased $1.2 million when compared to the first half of 2006, attributable to an increase of $856,000 increase from traditional mortgage banking revenue and an increase of $391,000 in the income recorded to recognize the fair market value of mortgage banking derivatives. Mortgage banking growth is impacted by the current interest rate environment and will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing rate environment may continue to hamper mortgage banking production growth.
Service charges on deposit accounts totaled $2.1 million for the second quarter of 2007, an increase of $325,000, or 19%, when compared to the same quarter of 2006. On a year-to-date basis, service charges on deposit accounts totaled $4.0 million, an increase of $515,000, or 15%, compared to the same period of 2006. This increase was primarily due to the impact of the acquisition of Hinsbrook Bank in 2006 and the overall larger household account base. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
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

As a result of continued capacity within the Banks to retain the premium finance receivables originated by FIFC the Company did not sell premium finance receivables to an unrelated third party in the first six months of 2007. However, the Company recognized gains of $175,000 in the second quarter of 2007 and $444,000 in the first six months of 2007 related to clean up calls and excess cash flows on loans previously sold. In the second quarter of 2006, the Company sold $203 million of loans to a third party and recognized gains of $1.5 million related to this activity. In the first six months of 2006, the Company sold $303 million of loans to a third party and recognized gains of $2.4 million related to this activity. Recognized gains related to this activity are significantly influenced by the spread between the yield on the loans sold and the rate passed on to the purchaser. The yield on the loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period.
At June 30, 2007, there were no outstanding premium finance receivables sold and serviced for others and, accordingly, the Company had no remaining related recourse obligation for credit losses. If credit losses were incurred on loans sold they are applied against a recourse obligation liability that was established at the date of sale. Credit losses, net of recoveries, in the first six months of 2007 and 2006 for premium finance receivables sold and serviced for others, totaled $139,000 and $118,000, respectively.
The administrative services revenue contributed by Tricom added $1.0 million to total non-interest income in the second quarter of 2007 and $1.2 million in the second quarter of 2006. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. On a year-to-date basis, administrative services revenue decreased $297,000 or 13% as compared to the same period in 2006. Decrease in administrative services revenue for second quarter of 2007 and the first six months of 2007 as compared to the same periods in the prior year is a result of slower growth in new customer relationships offset by a decrease in revenue from existing clients.
Fees from covered call option transactions were $443,000 in the second quarter of 2007, reflecting a decrease of $241,000 million from the $684,000 recognized in the second quarter of 2006. On a year-to-date basis, the Company recognized fee income of $879,000 in 2007 and $2.5 million in 2006. The interest rate environment in 2007 has not been conducive to entering into any material level of covered call option transactions. During the first six months of 2007, call option contracts were written against $220 million of underlying securities compared to $1.1 billion in the first six months of 2006. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at June 30, 2007, December 31, 2006 or June 30, 2006.
At June 30, 2006, the Company had $231.1 million of interest rate swaps that were initially documented as being in hedging relationship at their inception dates, but subsequently, management determined that the hedge documentation did not meet the standards of SFAS 133. Changes in market value related to these interest rate swaps, along with the quarterly net cash settlements, were recognized in non-interest income. In the second quarter of 2006, the changes in fair value of these swaps resulted in a gain of $2.6 million and the quarterly net settlements totaled $709,000. On a year-to-date basis the changes in fair value of these swaps resulted in a gain of $7.5 million and the quarterly net settlements totaled $1.2 million in 2006. All of these swaps were terminated in the third quarter of 2006.

Bank Owned Life Insurance (“BOLI”) income totaled $992,000 in the second quarter of 2007 and $676,000 in the same period of 2006. This income represents adjustments to the cash surrender value of BOLI policies. The Company originally purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and later in connection with certain deferred compensation arrangements. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of The Lakes and $8.4 million owned by Hinsbrook Bank when Wintrust acquired these banks. As of June 30, 2007, the Company’s recorded investment in BOLI was $84.3 million and is included in other assets. Income attributable to changes in cash surrender value of BOLI policies was $1.8 million for the first six months of 2007 and $1.3 million for the same period of 2006.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.4 million in the second quarter of 2007 and $1.9 million in the second quarter of 2006. On a year-to-date basis, miscellaneous other non-interest income totaled $3.6 million in both 2007 and 2006.

Non-interest Expense
Non-interest expense for the second quarter of 2007 totaled $60.1 million and increased approximately $4.2 million, or 8%, from the second quarter 2006 total of $55.9 million. For the first six months of 2007, non-interest expense totaled $119.9 million and increased $9.5 million, or 9%, from the $110.4 million reported for the first six months of 2006. Most categories of non-interest expense increased in this quarterly period as a result of the acquisition of Hinsbrook Bank in May 2006, the continued expansion of the Banks with new branch locations and the opening of the Company’s newest de novo bank at the end of the first quarter of 2006. Wintrust added or expanded six locations in the past 12 months that added to all categories of non-interest expense. Salary and employee benefits, equipment, occupancy and marketing are directly impacted by the addition of new locations and the expansion of existing locations. Since June 30, 2006, total loans increased 11% requiring higher levels of staffing and resulting in other costs in order to both attract and service a larger customer base.
The following tables present non-interest expense by category for the periods presented:

	Three Months Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2007	2006	Change	Change
Salaries and employee benefits	$35,060	$33,351	$1,709	5%
Equipment	3,829	3,293	536	16
Occupancy, net	5,347	4,845	502	10
Data processing	2,578	2,025	553	27
Advertising and marketing	1,513	1,249	264	21
Professional fees	1,685	1,682	3	—
Amortization of other intangible assets	964	823	141	17
Other:
Commissions – 3rd party brokers	999	999	—	—
Postage	974	992	(18)	(2)
Stationery and supplies	798	789	9	1
Miscellaneous	6,391	5,859	532	9

Total other	9,162	8,639	523	6

Total non-interest expense	$60,138	$55,907	$4,231	8%

	Six Months Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2007	2006	Change	Change
Salaries and employee benefits	$70,977	$66,829	$4,148	6%
Equipment	7,419	6,467	952	15
Occupancy, net	10,782	9,513	1,269	13
Data processing	5,054	3,884	1,170	30
Advertising and marketing	2,591	2,369	222	9
Professional fees	3,288	3,118	170	6
Amortization of other intangible assets	1,933	1,566	367	23
Other:
Commissions – 3rd party brokers	2,025	2,091	(66)	(3)
Postage	1,819	1,878	(59)	(3)
Stationery and supplies	1,569	1,578	(9)	(1)
Miscellaneous	12,425	11,074	1,351	12

Total other	17,838	16,621	1,217	7

Total non-interest expense	$119,882	$110,367	$9,515	9%

Salaries and employee benefits comprised 58% and 60% of total non-interest expense in the second quarter of 2007 and 2006, respectively, while they were 59% and 61% of total non-interest expense for the six months ended June 30, 2007 and 2006, respectively. Salaries and employee benefits expense increased $1.7 million and $4.1 million in the second quarter and six month period ended June 30, 2007, respectively, as compared to the same periods in 2006, and was comprised primarily of base compensation increasing year-over-year and the impact of the Hinsbrook Bank acquisition.
The combined equipment and occupancy expense for the second quarter of 2007 was $9.2 million, an increase of $1.0 million, or 13%, compared to the same period of 2006. On a year-to-date basis, the combined equipment and occupancy expense was $18.2 million in 2007, an increase of $2.2 million, or 14%, compared to the same period of 2006. These expenses increased primarily as a result of the Company’s continued expansion of its banking franchise.
Commissions paid to third party brokers primarily represent the commissions paid on revenue generated by WHI through its network of unaffiliated banks. Prior to 2007, these commissions were generated by Focused Investments, which was a wholly-owned subsidiary of WHI. In late 2006, Focused Investments was merged into WHI.
Other categories of non-interest expense, including data processing, advertising and marketing, professional fees, and amortization of other intangible assets, increased in the second quarter of 2007 over the second quarter of 2006 as well as for the year-to-date periods. These increases are noted in the preceding table of non-interest expense and are due primarily to the general growth and expansion of the banking franchise, including the acquisition of Hinsbrook Bank. Additionally, miscellaneous other non-interest expense is comprised of expenses such as ATM expenses, correspondent banking charges, directors fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions. The largest single component that increased by a substantial amount was FDIC insurance due to a higher rate structure imposed on all financial institutions by the FDIC in 2007, increasing $572,000 in the second quarter of 2007 over the second quarter of 2006 and increasing $966,000 for the year-to-date periods.
Income Taxes
The Company recorded income tax expense of $8.1 million for the three months ended June 30, 2007 compared to $10.3 million for the same period of 2006. On a year-to-date basis, income tax expense was $16.2 million in 2007 and $21.2 million in 2006. The effective tax rate was 34.4% and 36.8% in the second quarter of 2007 and 2006, respectively, and 35.0% and 36.6% on a year-to-date basis for 2007 and 2006, respectively. The lower effective tax rates in the 2007 quarterly and year-to-date periods as compared to the same periods in 2006 are due to lower levels of pre-tax income in the 2007 periods coupled with increased amounts of tax-advantaged income in the 2007 periods.

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
The banking segment’s net interest income for the quarter ended June 30, 2007 totaled $65.0 million as compared to $60.1 million for the same period in 2006, an increase of $4.9 million, or 8%. This increase resulted primarily from total asset growth of $49.7 million. The banking segment’s non-interest income totaled $11.4 million in the second quarter of 2007, an increase of $1.1 million, or 11%, when compared to the second quarter of 2006 total of $10.3 million. The increase in non-interest income is a result of higher mortgage banking revenue and service charges on deposit accounts partially offset by a lower level of fees from covered call options. The banking segment’s net income for the quarter ended June 30, 2007 totaled $18.2 million, an increase of $1.3 million, or 8%, as compared to the second quarter of 2006 total of $16.9 million. On a year-to-date basis, net interest income totaled $128.6 million for the first six months of 2007, an increase of $12.2 million, or 11%, as compared to the $116.4 million recorded last year. This increase resulted from average total earning asset growth of $783.6 million. Non-interest income increased $661,000 to $21.4 million in the first six months of 2007 compared to the second quarter of 2006. The banking segment’s after-tax profit for the six months ended June 30, 2007, totaled $34.5 million, an increase of $1.4 million, or 4%, as compared to the prior year total of $33.1 million.
Net interest income for the premium finance segment totaled $14.5 million for the quarter ended June 30, 2007, an increase of $4.5 million, or 45%, compared to the $10.0 million in the same period in 2006. This increase is a result of Wintrust retaining all premium finance receivables in its portfolio since the second quarter of 2006 and not selling them to an unrelated third party financial institution. The premium finance segment’s non-interest income totaled $175,000 and $1.5 million for the quarters ended June 30, 2007 and 2006, respectively. Non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Wintrust did not sell any premium finance receivables to an unrelated third party financial institution in the second quarter of 2007, however gains were recognized as a result of the clean-up calls of previous quarters’ sales. Wintrust sold $303 million of premium finance receivables in the first six months of 2006. Net after-tax profit of the premium finance segment totaled $4.0 million and $5.0 million for the quarters ended June 30, 2007 and 2006, respectively. On a year-to-date basis, net interest income totaled $29.4 million for the first six months of 2007, an increase of $9.8 million, or 50%, as compared to the $19.6 million recorded last year. Non-interest income decreased $2.0 million to $444,000 in the first six months of 2007. The increase in year-to-date net interest income and the decrease in non-interest income is a result of Wintrust retaining all premium finance receivables in its portfolio since the second quarter of 2006 and not selling them to an unrelated third party financial institution. The premium finance segment’s after-tax profit for the six months ended June 30, 2007, totaled $11.4 million, an increase of $1.7 million, or 18%, as compared to the prior year total of $9.7 million.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $959,000 in the second quarter of 2007 and $934,000 in the second quarter of 2006. The segment’s net income was $353,000 in the second quarter of 2007 compared to $453,000 in the same quarter in 2006. On a year-to-date basis, net interest income totaled $1.9 million for each of the first six months of 2007 and 2006. Non-interest income decreased $297,000 to $2.1 million in the first six months of 2007. The Tricom segment’s after-tax profit for the six months ended June 30, 2007, totaled $660,000 a decrease of $165,000, or 20%, as compared to $825,000 in the first six months of 2006.

The wealth management segment reported net interest income of $3.3 million for the second quarter of 2007 compared to $272,000 in the same quarter of 2006. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.9 million ($1.8 million after tax) in the second quarter of 2007 compared to $28,000 ($17,000 after tax) in the second quarter of 2006. During the third quarter of 2006, the Company changed the measurement methodology for the net interest income component of the wealth management segment. In conjunction with the change in the executive management team for this segment in the third quarter of 2006, the contribution attributable to the wealth management deposits was redefined to measure the full net interest income contribution. In previous periods, the contribution from these deposits to the wealth management segment was limited to the value as an alternative source of funding for each bank. As such, the contribution in previous periods did not capture the total net interest income contribution of this funding source. Executive management of this segment currently uses this measured contribution to determine the overall profitability of the wealth management segment. This segment recorded non-interest income of $9.7 million for the second quarter of 2007 as compared to $8.9 million for the second quarter of 2006. The first quarter of 2006 included a $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund. The wealth management segment’s net income totaled $1.8 million for the second quarter of 2007 compared to a net loss of $433,000 for the second quarter of 2006. On a year-to-date basis, net interest income totaled $6.3 million for the first six months of 2007 compared to $641,000 recorded in the same period last year. The allocated net interest income included in this segment’s profitability was $5.7 million ($3.5 million after tax) in the first six months of 2007 and $120,000 ($74,000 after tax) in the first six months of 2006. Non-interest income decreased $1.5 million to $19.1 million in the first six months of 2007. This decrease was primarily related to the $2.4 million gain recognized as a result of the sale of the Wayne Hummer Growth Fund. The wealth management segment’s net income totaled $3.4 million for the six months ended June 30, 2007 compared to $654,000 for the same period last year.

FINANCIAL CONDITION
Total assets were $9.3 billion at June 30, 2007, representing an increase of $175.7 million, or 2%, when compared to the $9.2 billion at June 30, 2006. The increase in total assets in this period compared to the second quarter of 2006 is primarily a result of the addition of new Bank locations and the expansion of existing locations tempered by the Company’s response to the interest rate and credit environments. Reflecting the Company’s response to the current interest rate environment, total assets at June 30, 2007, decreased $66.1 million, or 3% on an annualized basis, since March 31, 2007. Total funding, which includes deposits, all notes and advances, including the Long-term debt-trust preferred securities, was $8.6 billion at June 30, 2007, representing an increase of $194.1 million, or 2%, over the June 30, 2006 reported amounts. Total funding was $8.6 billion at March 31, 2007. See Notes 3-7 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2007		March 31, 2007		June 30, 2006
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,140,605	49%	$4,058,140	47%	$3,499,902	44%
Home equity	645,852	8	655,770	8	630,806	8
Residential real estate (1)	360,650	4	320,367	4	369,721	5
Premium finance receivables	1,256,560	15	1,204,856	14	986,160	12
Indirect consumer loans	247,598	3	247,397	3	224,715	3
Tricom finance receivables	33,710	—	37,451	—	40,173	1
Other loans	87,537	1	95,380	1	98,439	1

Total loans, net of unearned income	$6,772,512	80%	$6,619,361	77%	$5,849,916	74%
Liquidity management assets (2)	1,686,596	20	1,913,693	23	2,090,691	26
Other earning assets (3)	25,791	—	25,392	—	32,304	—

Total average earning assets	$8,484,899	100%	$8,558,446	100%	$7,972,911	100%

Total average assets	$9,395,532		$9,453,775		$8,785,381

Total average earning assets to total average assets		90%		91%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the second quarter of 2007 increased $512.0 million, or 6%, to $8.5 billion, compared to the second quarter of 2006. The ratio of total average earning assets as a percent of total average assets remained within the range of 90% to 91% for each of the quarterly periods shown in the above table.
Total average loans during the second quarter of 2007 increased $922.6 million, or 16%, over the previous year second quarter. Average premium finance receivables increased 27%, commercial and commercial real estate loans increased 18%, indirect consumer loans increased 10% and home equity loans increased 2% while Tricom finance receivables decreased 16% and residential real estate loans decreased 3% in the second quarter of 2007 compared to the average balances in the second quarter of 2006. The increase in the average balance of premium finance receivables is a result of the Company’s decision to suspend the sale of premium finance receivables to an unrelated third party in the third quarter of 2006. Average total loans increased $153.2 million, or 9% on an annualized basis, over the average balance in the first quarter of 2007. The slower growth of loans in the current quarter compared to 2006 is the expected result from the Company’s response to the current lending environment surrounding pricing and credit terms.

Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on deposit inflows and outflows, the level of other funding sources and loan demand. Total average liquidity management assets for the second quarter of 2007 decreased $404.1 million, or 19%, and $227.1 million, or 48% (annualized), compared to the second quarter of 2006 and the first quarter of 2007, respectively. The decrease is primarily related to the maturity of various available-for-sale securities in the first six months of 2007. As a result of the current interest rate environment and the Company’s balance sheet strategy, not all maturities were replaced with new purchases.
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

	Average Balances for the
	Six Months Ended
	June 30, 2007		June 30, 2006
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,099,593	48%	$3,347,496	43%
Home equity	650,783	8	626,041	8
Residential real estate (1)	340,924	4	358,415	5
Premium finance receivables	1,230,876	14	949,900	12
Indirect consumer loans	247,499	3	214,989	3
Tricom finance receivables	35,570	1	41,861	1
Other loans	91,444	1	91,809	1

Total loans, net of unearned income	6,696,689	79	5,630,511	73
Liquidity management assets (2)	1,799,433	21	2,075,572	27
Other earning assets (3)	25,593	—	32,062	—

Total average earning assets	$8,521,715	100%	$7,738,145	100%

Total average assets	$9,423,975		$8,504,293

Total average earning assets to total average assets		90%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Average earning assets for the six months ended June 30, 2007 increased $783.6 million, or 10%, over the first six months of 2006. The ratio of total average earning assets as a percent of total average assets remained within the range of 90% to 91% for each of the year-to-date periods shown in the above table. Total average loans increased by $1.1 billion in the first six months of 2007 compared to the same period of 2006. These increases in average earning assets is primarily a result of the acquisition of Hinsbrook Bank in May 2006 as well as the Company’s decision to suspend the sale of premium finance receivables to an unrelated third party in the third quarter of 2006. Average premium finance receivables increased 30%, commercial and commercial real estate loans increased 22%, indirect consumer loans increased 15% and home equity loans increased 4% while Tricom finance receivables decreased 15% and residential real estate loans decreased 5% in the first six months of 2007 compared to the first six months of 2006.

Deposits
Total deposits at June 30, 2007, were $7.5 billion and decreased $13.1 million, or less than 1%, compared to total deposits at June 30, 2006. See Note 5 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2007		March 31, 2007		June 30, 2006
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$646,278	8.6%	$644,543	8.3%	$633,500	8.9%
NOW accounts	933,386	12.4	848,303	11.0	772,420	10.8
Wealth management deposits	530,630	7.0	532,494	6.9	441,665	6.2
Money market accounts	703,819	9.3	699,018	9.0	623,646	8.7
Savings accounts	308,321	4.1	307,472	4.0	308,540	4.3
Time certificates of deposit	4,419,962	58.6	4,694,120	60.8	4,348,202	61.1

Total average deposits	$7,542,396	100.0%	$7,725,950	100.0%	$7,127,973	100.0%

Total average deposits for the second quarter of 2007 were $7.5 billion, an increase of $414 million, or 6%, over the second quarter of 2006. This increase was primarily a result of strong marketing efforts surrounding new branch openings. Total average deposits for the second quarter of 2007 decreased $184 million, or 10% on an annualized basis, over the first quarter of 2007 as the Company has been placing a lower level of reliance on customer accounts with only retail time certificates of deposit.
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
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $1.0 billion in the second quarter of 2007, an increase of $152.1 million compared to the second quarter of 2006 average balance of $896.4 million, and an increase of $153.5 million compared to the first quarter 2007 average balance of $895.0 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2007	2007	2006
Notes payable	$52,480	$30,550	$4,615
Federal Home Loan Bank advances	400,918	385,904	371,369

Other borrowings:
Federal funds purchased	45,371	686	68,514
Securities sold under repurchase agreements and other	224,960	153,077	160,301

Total other borrowings	270,331	153,763	228,815

Subordinated notes	75,000	75,000	61,242
Long-term debt – trust preferred securities	249,760	249,801	230,389

Total other funding sources	$1,048,489	$895,018	$896,430

In the first quarter of 2007, the Company amended its loan agreement with an unaffiliated bank, which increased its borrowing capacity to $101.0 million from $51.0 at December 31, 2006. The loan agreement consists of a $100.0 million revolving note and a $1.0 million note. In the second quarter of 2007, the Company amended its loan agreement, which extended the maturity on the $100.0 million revolving note from June 1, 2007 to June 1, 2008. The term on the $1.0 million note remained unchanged with a maturity on June 15, 2015. Notes payable represent the average amount outstanding on this loan agreement and during the second quarter and six months ended June 30, 2007, the Company used this borrowing facility to fund common stock repurchases, add capital to the Banks and for other general corporate purposes. The balance of notes payable as of June 30, 2007, was $50.6 million.
Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the Banks and short-term borrowings from brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the Banks, their customers and the Banks’ operating subsidiaries. The balance of securities sold under repurchase agreements as of June 30, 2007, was $219.8 million.
In May 2006, in connection with the acquisition of Hinsbrook Bank, the Company increased its outstanding subordinated notes with the funding of a $25.0 million subordinated note with the holder of the other subordinated notes with substantially similar terms as the other subordinated notes. Subordinated notes totaled $75.0 million as of June 30, 2007.
In September 2006, the Company issued $51.5 million of long-term debt – trust preferred securities through Wintrust Capital Trust IX and redeemed $32.0 million of long-term debt – trust preferred securities previously issued through Wintrust Capital Trust I.
See Notes 6 and 7 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2007 as compared to December 31, 2006.

Shareholders’ Equity
Total shareholders’ equity was $720.6 million at June 30, 2007, reflecting a decrease of $1.2 million since June 30, 2006 and a decrease of $52.7 million since the end of 2006. The significant decrease from December 31, 2006, was the result of $68.2 million of common stock repurchases and a $20.4 million increase in unrealized net losses from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, partially offset by the retention of $26.0 million of earnings (net income of $30.1 million less dividends of $4.1 million), $5.7 million credited to surplus for stock-based compensation costs, and a $4.1 million increase from the issuance of shares of the Company’s common stock and related tax benefit pursuant to various stock compensation plans.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2007	2007	2006
Leverage ratio	7.9%	7.7%	8.2%
Tier 1 capital to risk-weighted assets	9.2	9.1	9.5
Total capital to risk-weighted assets	10.8	10.7	11.3
Total average equity-to-total average assets *	7.7	7.9	7.7

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

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
In January and July 2007, Wintrust declared a semi-annual cash dividend of $0.16 per common share. In January and July 2006, Wintrust declared semi-annual cash dividends of $0.14 per common share. The dividend payout ratio (annualized) was 13.4% for the first six months of 2007 and 9.6% for the first six months of 2006. The Company continues to target an earnings retention ratio of approximately 90% to support continued growth.
In July 2006, the Company’s Board of Directors approved the repurchase of up to 2.0 million shares of its outstanding common stock over the next 18 months. This repurchase plan replaced the previous share repurchase plan that was announced in January 2000. During the first quarter of 2007, the Company repurchased approximately 1.3 million shares at an average price of $45.51 per share. In April 2007, the Company repurchased an additional 160,000 shares at an average price of $43.85 per share. As of April 30, 2007, the Company repurchased a total of approximately 1.8 million shares at an average price of $45.74 per share under the July 2006 share repurchase plan. On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. This repurchase authorization replaced the July 2006 share repurchase plan and the Company began to repurchase shares in July 2007 and has repurchased 441,000 shares at an average price of $39.72 per share through August 8, 2007.

In December 2004, the Company completed an underwritten public offering of 1.2 million shares of its common stock at $59.50 per share. The offering was made under the Company’s current shelf registration statement filed with the SEC in October 2004. In connection with the public offering, the Company entered into a forward sale agreement relating to 1.2 million shares of its common stock. The use of the forward sale agreement allowed the Company to deliver common stock and receive cash at the Company’s election, to the extent provided by the forward sale agreement. Management believes this flexibility allowed a more timely and efficient use of capital resources. The Company’s objective with the use of the forward sale agreement was to efficiently provide funding for the acquisitions of Antioch (in January 2005) and FNBI (in March 2005) and for general corporate purposes. The Company issued 1.0 million shares of common stock in March 2005 in partial settlement of the forward sale agreement and received net proceeds of approximately $55.9 million. In May 2006, the Company issued the remaining 200,000 shares of common stock under this forward sale agreement and received net proceeds of approximately $11.6 million to provide funding for the acquisition of Hinsbrook Bank.

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$46,526	$40,367	$46,055	$40,283

Provision for credit losses	2,490	1,743	4,297	3,279

Allowance acquired in business combinations	—	3,852	—	3,852

Charge-offs:
Commercial and commercial real estate loans	1,743	967	2,690	2,077
Home equity loans	82	—	133	22
Residential real estate loans	147	5	147	32
Consumer and other loans	165	79	398	190
Premium finance receivables	610	577	1,135	1,023
Indirect consumer loans	181	95	280	172
Tricom finance receivables	25	—	50	—

Total charge-offs	2,953	1,723	4,833	3,516

Recoveries:
Commercial and commercial real estate loans	1,073	117	1,416	237
Home equity loans	42	22	60	22
Residential real estate loans	—	—	—	—
Consumer and other loans	34	58	63	83
Premium finance receivables	133	136	251	273
Indirect consumer loans	44	24	80	83
Tricom finance receivables	3	—	3	—

Total recoveries	1,329	357	1,873	698

Net charge-offs	(1,624)	(1,366)	(2,960)	(2,818)

Allowance for loan losses at period-end	$47,392	$44,596	$47,392	$44,596

Allowance for lending-related commitments at period-end	$457	$491	$457	$491

Allowance for credit losses at period-end	$47,849	$45,087	$47,849	$45,087

Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.07%	0.10%	0.06%	0.11%
Home equity loans	0.02	(0.01)	0.02	—
Residential real estate loans	0.16	0.01	0.09	0.02
Consumer and other loans	0.60	0.09	0.74	0.24
Premium finance receivables	0.15	0.18	0.14	0.16
Indirect consumer loans	0.22	0.13	0.16	0.08
Tricom finance receivables	0.27	—	0.27	—

Total loans, net of unearned income	0.10%	0.09%	0.09%	0.10%

Net charge-offs as a percentage of the provision for credit losses	65.25%	78.37%	68.91%	85.94%

Loans at period-end			$6,720,960	$6,055,140
Allowance for loan losses as a percentage of loans at period-end			0.71%	0.74%
Allowance for credit losses as a percentage of loans at period-end			0.71%	0.74%

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
The provision for credit losses totaled $2.5 million for the second quarter of 2007 and $1.7 million for the second quarter of 2006. For the quarter ended June 30, 2007, net charge-offs totaled $1.6 million, an increase from the $1.4 million of net charge-offs recorded in the same period of 2006. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.10% in the second quarter of 2007 and 0.09% in the second quarter of 2006.
On a year-to-date basis, the provision for credit losses totaled $4.3 million for the first half of 2007 and $3.3 million for the first six months of 2006. Net charge-offs totaled $3.0 million for the first half of 2007, an increase from the $2.8 million of net charge-offs recorded in the same period of 2006. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.09% in the first six months of 2007 and 0.10% in the first six months of 2006.
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

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2007	2007	2006	2006
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$755	$286	$308	$505
Commercial, consumer and other	279	3,696	8,454	4,399
Premium finance receivables	5,162	6,074	4,306	3,024
Indirect consumer loans	176	269	297	113
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	6,372	10,325	13,365	8,041

Non-accrual loans:
Residential real estate and home equity	5,712	3,568	1,738	1,326
Commercial, consumer and other	12,558	9,660	12,959	11,586
Premium finance receivables	9,406	7,455	8,112	6,180
Indirect consumer loans	500	383	376	214
Tricom finance receivables	274	299	324	—

Total non-accrual	28,450	21,365	23,509	19,306

Total non-performing loans:
Residential real estate and home equity	6,467	3,854	2,046	1,831
Commercial, consumer and other	12,837	13,356	21,413	15,985
Premium finance receivables	14,568	13,529	12,418	9,204
Indirect consumer loans	676	652	673	327
Tricom finance receivables	274	299	324	—

Total non-performing loans	34,822	31,690	36,874	27,347

Other real estate owned	1,504	627	572	2,519

Total non-performing assets	$36,326	$32,317	$37,446	$29,866

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity	0.75%	0.45%	0.23%	0.19%
Commercial, consumer and other	0.30	0.32	0.51	0.41
Premium finance receivables	1.12	1.10	1.07	0.98
Indirect consumer loans	0.27	0.27	0.27	0.14
Tricom finance receivables	0.80	0.76	0.74	—

Total non-performing loans	0.52%	0.48%	0.57%	0.45%

Total non-performing assets as a percentage of total assets	0.39%	0.34%	0.39%	0.33%

Allowance for loan losses as a percentage of non-performing loans	136.10%	146.82%	124.90%	163.08%

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $6.5 million as of June 30, 2007. The balance increased $4.4 million from December 31, 2006 and increased $4.6 million from June 30, 2006. This category of non-performing loans consists of 21 individual credits representing eight home equity loans and 13 residential real estate loans. The average balance of loans in this category is approximately $308,000. On average, this is less than one residential real estate loan and one home equity loan per chartered bank within the Company and management believes the control and collection of these loans is very manageable. Each non-performing credit is well secured and in the process of collection. Management does not expect any material losses from the resolution of any of the credits in this category.

Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $12.8 million as of June 30, 2007. The balance in this category decreased $8.6 million from December 31, 2006 and decreased $3.1 million from June 30, 2006. Management does not expect any material losses from the resolution of any of the relatively small number of credits in this category.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	June 30,	March 31,	June 30,
(Dollars in thousands)	2007	2007	2006

Non-performing premium finance receivables	$14,568	$13,529	$9,204
- as a percent of premium finance receivables outstanding	1.12%	1.10%	0.98%
Net charge-offs of premium finance receivables	$477	$407	$441
- annualized as a percent of average premium finance receivables	0.15%	0.14%	0.18%

The level of non-performing premium finance receivables as a percent of total premium finance receivables is higher than the levels reported at June 30, 2006 and slightly higher than the levels reported at March 31, 2007. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $676,000 at June 30, 2007, compared to $673,000 at December 31, 2006 and $327,000 at June 30, 2006. The ratio of these non-performing loans to total indirect consumer loans was 0.27% at June 30, 2007 compared to 0.27% at December 31, 2006 and 0.14% at June 30, 2006. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.22% for the quarter ended June 30, 2007 compared to 0.13% in the same period in 2006. The level of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.

Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in identifying Problem Loan Report loans as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated to each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of June 30, 2007, March 31, 2007, and June 30, 2006 totaled $120.9 million, $104.4 million and $99.9 million, respectively. The increase from June 30, 2006 and March 31, 2007 to June 30, 2007 is primarily a result of Problem Loan Report credits related to Hinsbrook Bank. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.
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

Standard gap analysis reflects contractual repricing information for assets, liabilities and derivative financial instruments. The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of June 30, 2007:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$15,092	—	—	—	15,092
Interest-bearing deposits with banks	14,308	—	—	—	14,308
Available-for-sale securities	145,116	246,382	326,574	797,151	1,515,223

Total liquidity management assets	174,516	246,382	326,574	797,151	1,544,623
Loans, net of unearned income (1)	3,722,647	1,592,525	1,399,051	142,280	6,856,503
Other earning assets	24,761	—	—	—	24,761

Total earning assets	3,921,924	1,838,907	1,725,625	939,431	8,425,887
Other non-earning assets	—	—	—	922,573	922,573

Total assets (RSA)	$3,921,924	1,838,907	1,725,625	1,862,004	9,348,460

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$4,074,962	2,015,969	799,167	4,390	6,894,488
Federal Home Loan Bank advances	3,703	12,000	177,500	210,000	403,203
Notes payable and other borrowings	229,833	—	52,500	—	282,333
Subordinated notes	75,000	—	—	—	75,000
Long-term debt – trust preferred securities	191,945	6,253	51,547	—	249,745

Total interest-bearing liabilities	4,575,443	2,034,222	1,080,714	214,390	7,904,769
Demand deposits	—	—	—	655,074	655,074
Other liabilities	—	—	—	67,989	67,989
Shareholders’ equity	—	—	—	720,628	720,628

Effect of derivative financial instruments: (3)
Interest rate swaps (Company pays fixed, receives floating)	(175,000)	—	85,000	90,000	—
Interest rate swap (Company pays floating, receives fixed)	—	—	—	—	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$4,400,443	2,034,222	1,165,714	1,748,081	9,348,460

Repricing gap (RSA – RSL)	$(478,519)	(195,315)	559,911	113,923
Cumulative repricing gap	$(478,519)	(673,834)	(113,923)	—

Cumulative RSA/Cumulative RSL	89%	90%	99%
Cumulative RSA/Total assets	42%	62%	80%
Cumulative RSL/Total assets	47%	69%	81%

Cumulative GAP/Total assets	(5)%	(7)%	(1)%
Cumulative GAP/Cumulative RSA	(12)%	(12)%	(2)%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and are included in 0-90 days.

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

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at June 30, 2007, December 31, 2006 and June 30, 2006, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to an immediate 100 and 200 basis point shift in the yield curve:
June 30, 2007	5.0%	1.7%	(3.1)%	(7.2)%
December 31, 2006	4.6%	1.7%	(2.0)%	(7.2)%
June 30, 2006	0.9%	0.4%	(1.8)%	(5.0)%

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
During the first six months of 2007, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of net interest margin compression and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2007.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
In July 2006, the Company’s Board of Directors approved the repurchase of up to 2.0 million shares of its outstanding common stock over the next 18 months. This repurchase plan replaced the previous share repurchase plan that was announced in January 2000. The Company began to repurchase shares in October 2006. Following is a summary of the stock repurchases made during the second quarter of 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1 — April 30	160,996	$43.86	160,000	1,000,000
May 1 — May 31	—	—	—	1,000,000
June 1 — June 30	—	—	—	1,000,000

Total	160,996	$43.86	160,000

All shares repurchased were made in open market trades except for 996 shares which were repurchased at an average price of $44.90 per share under the Company’s Stock Incentive Plan to satisfy tax withholding obligations associated with restricted share awards.
On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. This repurchase authorization replaced the July 2006 share repurchase plan.

Item 4: Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders was held on May 24, 2007.
(b)	At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
1.	To elect eight Directors to hold office until the 2008 Annual Meeting of Shareholders:

	Votes	Withheld
Director Nominees	For	Authority
Allan E. Bulley Jr.	21,207,224	580,021
Bruce K. Crowther	21,428,371	358,874
Bert A. Getz, Jr.	21,256,197	531,048
James B. McCarthy	21,109,513	677,732
Albin F. Moschner	21,285,412	501,833
Thomas J. Neis	21,433,816	353,429
Ingrid S. Stafford	21,432,895	354,350
Edward J. Wehmer	21,272,166	515,079
2.	To consider ratification of the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm for the year 2007:

Votes For	Votes Against	Abstentions	Broker Non-Votes
21,364,449	320,422	102,375	0
Item 6: Exhibits.
(a) Exhibits
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

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

99.1	Fifth Amendment dated June 1, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association in its individual capacity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2007	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)