Form 10-Q
period 2007-09-30
WINTRUST FINANCIAL CORP
filed 2007-11-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Common Stock - no par value, 23,418,253 shares, as of November 6, 2007

PART I. — FINANCIAL INFORMATION

		Page

ITEM 1.	Financial Statements	1-20

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-51

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	52-54

ITEM 4.	Controls and Procedures	55

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings	NA

ITEM 1A.	Risk Factors	56

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

ITEM 3.	Defaults Upon Senior Securities	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders	NA

ITEM 5.	Other Information	NA

ITEM 6.	Exhibits	57

	Signatures	58
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certifications

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006

Assets
Cash and due from banks	$149,970	$169,071	$145,133
Federal funds sold and securities purchased under resale agreements	62,297	136,221	168,676
Interest bearing deposits with banks	9,740	19,259	16,218
Available-for-sale securities, at fair value	1,536,027	1,839,716	1,836,316
Trading account securities	1,350	2,324	1,353
Brokerage customer receivables	23,800	24,040	23,806
Mortgage loans held-for-sale	104,951	148,331	100,744
Loans, net of unearned income	6,808,359	6,496,480	6,330,612
Less: Allowance for loan losses	48,757	46,055	45,233

Net loans	6,759,602	6,450,425	6,285,379
Premises and equipment, net	336,755	311,041	299,386
Accrued interest receivable and other assets	192,938	180,889	293,646
Goodwill	268,983	268,936	269,646
Other intangible assets, net	18,701	21,599	22,757

Total assets	$9,465,114	$9,571,852	$9,463,060

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$658,214	$699,203	$649,478
Interest bearing	6,919,850	7,170,037	7,060,107

Total deposits	7,578,064	7,869,240	7,709,585

Notes payable	71,900	12,750	8,000
Federal Home Loan Bank advances	408,192	325,531	372,440
Other borrowings	271,106	162,072	133,132
Subordinated notes	75,000	75,000	75,000
Long-term debt — trust preferred securities	249,704	249,828	249,870
Accrued interest payable and other liabilities	89,175	104,085	151,735

Total liabilities	8,743,141	8,798,506	8,699,762

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	26,060	25,802	25,718
Surplus	532,407	519,233	513,453
Treasury Stock	(107,742)	(16,343)	—
Common stock warrants	618	681	697
Retained earnings	293,913	261,734	246,724
Accumulated other comprehensive loss	(23,283)	(17,761)	(23,294)

Total shareholders’ equity	721,973	773,346	763,298

Total liabilities and shareholders’ equity	$9,465,114	$9,571,852	$9,463,060

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Interest income
Interest and fees on loans	$134,578	$121,789	$393,722	$327,859
Interest bearing deposits with banks	203	156	691	421
Federal funds sold and securities purchased under resale agreements	238	1,970	3,499	3,924
Securities	19,104	24,404	60,423	70,496
Trading account securities	27	17	45	40
Brokerage customer receivables	495	557	1,460	1,565

Total interest income	154,645	148,893	459,840	404,305

Interest expense
Interest on deposits	74,324	72,428	223,949	188,780
Interest on Federal Home Loan Bank advances	4,479	3,950	13,008	10,943
Interest on notes payable and other borrowings	3,721	979	9,011	4,319
Interest on subordinated notes	1,305	1,453	3,873	3,310
Interest on long-term debt — trust preferred securities	4,629	4,968	13,887	13,432

Total interest expense	88,458	83,778	263,728	220,784

Net interest income	66,187	65,115	196,112	183,521
Provision for credit losses	4,365	1,885	8,662	5,165

Net interest income after provision for credit losses	61,822	63,230	187,450	178,356

Non-interest income
Wealth management	7,631	7,062	23,021	24,730
Mortgage banking	(3,122)	5,368	9,095	16,339
Service charges on deposit accounts	2,139	1,863	6,098	5,307
Gain on sales of premium finance receivables	—	272	444	2,718
Administrative services	980	1,115	3,041	3,473
Gains (losses) on available-for-sale securities, net	(76)	(57)	163	(72)
Other	3,985	3,153	10,258	19,299

Total non-interest income	11,537	18,776	52,120	71,794

Non-interest expense
Salaries and employee benefits	34,256	34,583	105,233	101,412
Equipment	3,910	3,451	11,329	9,918
Occupancy, net	5,303	5,166	16,085	14,679
Data processing	2,645	2,404	7,699	6,288
Advertising and marketing	1,515	1,349	4,106	3,718
Professional fees	1,757	1,839	5,045	4,957
Amortization of other intangible assets	964	1,214	2,897	2,780
Other	9,137	8,983	26,975	25,604

Total non-interest expense	59,487	58,989	179,369	169,356

Income before income taxes	13,872	23,017	60,201	80,794
Income tax expense	3,953	8,158	20,191	29,311

Net income	$9,919	$14,859	$40,010	$51,483

Net income per common share — Basic	$0.42	$0.58	$1.65	$2.07

Net income per common share — Diluted	$0.40	$0.56	$1.59	$2.00

Cash dividends declared per common share	$0.16	$0.14	$0.32	$0.28

Weighted average common shares outstanding	23,797	25,656	24,322	24,820
Dilutive potential common shares	795	941	806	926

Average common shares and dilutive common shares	24,592	26,597	25,128	25,746

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Compre-				Common		Compre-	Total
	hensive	Common		Treasury	Stock	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	Stock	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2005		$23,941	$420,426	$—	$744	$201,133	$(18,333)	$627,911

Comprehensive income:
Net income	$51,483	—	—	—	—	51,483	—	51,483
Other comprehensive income, net of tax:

Unrealized losses on securities, net of reclassification adjustment	(3,352)	—	—	—	—	—	(3,352)	(3,352)
Unrealized losses on derivative instruments	(1,609)	—	—	—	—	—	(1,609)	(1,609)

Comprehensive income	$46,522

Cash dividends declared on common stock		—	—	—	—	(6,961)	—	(6,961)

Cumulative effect of change in accounting for mortgage servicing rights		—	—	—	—	1,069	—	1,069

Stock-based compensation		—	14,068	—	—	—	—	14,068

Common stock issued for:
Business combinations		1,123	55,965	—	—	—	—	57,088
New issuance, net of costs		200	11,384					11,584
Exercise of stock options		340	9,731	—	—	—	—	10,071
Restricted stock awards		70	(147)	—	—	—	—	(77)
Employee stock purchase plan		18	1,026	—	—	—	—	1,044
Exercise of common stock warrants		13	431	—	(47)			397
Director compensation plan		13	569	—	—	—	—	582

Balance at September 30, 2006		$25,718	$513,453	$—	$697	$246,724	$(23,294)	$763,298

Balance at December 31, 2006		$25,802	$519,233	$(16,343)	$681	$261,734	$(17,761)	$773,346

Comprehensive income:
Net income	$40,010	—	—	—	—	40,010	—	40,010
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(4,627)	—	—	—	—	—	(4,627)	(4,627)
Unrealized losses on derivative instruments	(895)	—	—	—	—	—	(895)	(895)

Comprehensive income	$34,488

Cash dividends declared on common stock		—	—	—	—	(7,831)	—	(7,831)

Common stock repurchases		—	—	(91,399)	—	—	—	(91,399)

Stock-based compensation		—	8,275	—	—	—	—	8,275

Common stock issued for:
Exercise of stock options		130	3,513	—	—	—	—	3,643
Restricted stock awards		89	(335)	—	—	—	—	(246)
Employee stock purchase plan		19	824	—	—	—	—	843
Exercise of common stock warrants		4	181	—	(63)	—	—	122
Director compensation plan		16	716	—	—	—	—	732

Balance at September 30, 2007		$26,060	$532,407	$(107,742)	$618	$293,913	$(23,283)	$721,973

	Nine Months Ended September 30,
	2007	2006
Other Comprehensive Income:
Unrealized losses on available-for-sale securities arising during the period, net	$(7,144)	$(5,597)
Unrealized losses on derivative instruments arising during the period, net	(1,447)	(2,599)
Less: Reclassification adjustment for gains (losses) included in net income, net	163	(72)
Less: Income tax benefit	(3,232)	(3,163)

Other Comprehensive Income	$(5,522)	$(4,961)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006

Operating Activities:
Net income	$40,010	$51,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,662	5,165
Depreciation and amortization	15,234	12,681
Share-based compensation expense	8,275	8,945
Tax benefit from stock-based compensation arrangements	1,040	4,641
Excess tax benefits from stock-based compensation arrangements	(1,195)	(3,980)
Net amortization (accretion) of premium on securities	157	(127)
Fair market value change of interest rate swaps	—	(7,522)
Fair market value change of mortgage servicing rights	272	85
Originations and purchases of mortgage loans held-for-sale	(1,662,648)	(1,401,272)
Proceeds from sales of mortgage loans held-for-sale	1,710,021	1,395,610
Bank owned life insurance income, net of claims	(2,617)	(2,046)
Gain on sales of premium finance receivables	(444)	(2,718)
Decrease in trading securities, net	974	257
Decrease in brokerage customer receivables, net	240	4,094
Gain on mortgage loans sold	(9,334)	(9,097)
(Gains) losses on available-for-sale securities, net	(163)	72
Gain on sales of premises and equipment, net	(22)	(33)
(Increase) decrease in accrued interest receivable and other assets, net	(6,068)	110,232
(Decrease) increase in accrued interest payable and other liabilities, net	(21,207)	26,785

Net Cash Provided by Operating Activities	81,187	193,255

Investing Activities:
Proceeds from maturities of available-for-sale securities	619,567	605,991
Proceeds from sales of available-for-sale securities	83,265	139,161
Purchases of available-for-sale securities	(400,695)	(780,220)
Proceeds from sales of premium finance receivables	—	302,882
Net cash paid for acquisitions	—	(51,282)
Net decrease (increase) in interest-bearing deposits with banks	9,519	(3,778)
Net increase in loans	(313,953)	(1,045,455)
Proceeds from bank owned life insurance	1,306	—
Purchases of premises and equipment, net	(38,114)	(49,133)

Net Cash Used for Investing Activities	(39,105)	(881,834)

Financing Activities:
(Decrease) increase in deposit accounts	(291,278)	557,340
Increase in other borrowings, net	109,034	34,536
Increase in notes payable, net	59,150	7,000
Increase in Federal Home Loan Bank advances, net	82,698	10,800
Proceeds from issuance of long-term debt — trust preferred securities, net	—	50,000
Redemption of trust preferred securities, net	—	(31,050)
Proceeds from issuance of subordinated note	—	25,000
Repayment of subordinated note	—	(8,000)
Excess tax benefits from stock-based compensation arrangements	1,195	3,980
Issuance of common stock, net of issuance costs	—	11,584
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,324	6,794
Common stock repurchases	(91,399)	—
Dividends paid	(7,831)	(6,961)

Net Cash (Used for) Provided by Financing Activities	(135,107)	661,023

Net Decrease in Cash and Cash Equivalents	(93,025)	(27,556)
Cash and Cash Equivalents at Beginning of Period	305,292	341,365

Cash and Cash Equivalents at End of Period	$212,267	$313,809

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
As of September 30, 2007, Wintrust had 15 wholly-owned bank subsidiaries (collectively, “the Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank in March 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank. In November 2006, Hinsbrook Bank’s Geneva branch was renamed St. Charles Bank & Trust (“St. Charles Bank”), its Willowbrook, Downers Grove and Darien locations became branches of Hinsdale Bank and its Glen Ellyn location became a branch of Wheaton Bank.
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

(3) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2007		December 31, 2006		September 30, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$33,184	$31,783	$35,990	$34,072	$36,066	$33,948
U.S. Government agencies	473,294	466,795	696,946	690,574	687,277	678,799
Municipal	51,169	50,543	49,602	49,209	47,874	47,458
Corporate notes and other debt	57,288	54,466	61,246	60,080	67,299	65,226
Mortgage-backed	803,765	777,943	884,130	866,288	912,291	889,283
Federal Reserve/FHLB stock and other equity securities	151,115	154,497	138,283	139,493	120,721	121,602

Total available-for-sale securities	$1,569,815	$1,536,027	$1,866,197	$1,839,716	$1,871,528	$1,836,316

The decrease in U.S. Government agencies as of September 30, 2007 compared to December 31, 2006 and September 30, 2006 is primarily related to the maturity of Federal Home Loan Bank (“FHLB”) bonds in the nine months of 2007, partially offset by new purchases during the first nine months of 2007. As a result of the current interest rate environment and the Company’s balance sheet strategy, not all maturities were replaced with new purchases.
The fair value of available-for-sale securities includes investments totaling approximately $990.2 million with unrealized losses of $33.9 million, which have been in an unrealized loss position for greater than 12 months. U.S. Treasury, U.S. Government agencies and Mortgage-backed securities totaling $937.7 million with unrealized losses of $31.8 million are primarily fixed-rate investments with temporary impairment resulting from increases in interest rates since the purchase of these investments. The Company has the intent and ability to hold these investments until such time as the values recover or until maturity.
(4) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Balance:
Commercial and commercial real estate	$4,219,320	$4,068,437	$3,935,102
Home equity	654,022	666,471	663,532
Residential real estate	220,084	207,059	285,098
Premium finance receivables	1,289,920	1,165,846	1,056,149
Indirect consumer loans	253,058	249,534	246,502
Tricom finance receivables	33,342	43,975	40,588
Other loans	138,613	95,158	103,641

Total loans, net of unearned income	$6,808,359	$6,496,480	$6,330,612

Mix:
Commercial and commercial real estate	62%	63%	62%
Home equity	10	10	11
Residential real estate	3	3	5
Premium finance receivables	19	18	17
Indirect consumer loans	4	4	3
Tricom finance receivables	—	—	—
Other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income of $29.2 million at September 30, 2007, $27.9 million at December 31, 2006 and $25.3 million at September 30, 2006. Total loans include net deferred loan fees and costs totaling $7.3 million at September 30, 2007 and $5.3 million at December 31, 2006 and $4.7 million at September 30, 2006.

(5) Deposits
The following table is a summary of deposits as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Balance:
Non-interest bearing deposits	$658,214	$699,203	$649,478
NOW accounts	1,005,002	844,875	806,356
Wealth management deposits	563,003	529,730	504,217
Money market accounts	690,798	690,938	653,185
Savings accounts	291,466	304,362	303,344
Time certificates of deposit	4,369,581	4,800,132	4,793,005

Total deposits	$7,578,064	$7,869,240	$7,709,585

Mix:
Non-interest bearing deposits	9%	9%	8%
NOW accounts	13	10	10
Wealth management deposits	7	7	7
Money market accounts	9	9	9
Savings accounts	4	4	4
Time certificates of deposit	58	61	62

Total deposits	100%	100%	100%

Wealth management deposits represent FDIC-insured deposits at the Banks from customers of the Company’s wealth management subsidiaries.

(6) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Notes payable	$71,900	$12,750	$8,000
Federal Home Loan Bank advances	408,192	325,531	372,440

Other borrowings:
Federal funds purchased	—	—	2,704
Securities sold under repurchase agreements	269,234	159,883	128,500
Other	1,872	2,189	1,928

Total other borrowings	271,106	162,072	133,132

Subordinated notes	75,000	75,000	75,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$826,198	$575,353	$588,572

Notes payable are used, as needed, to provide capital to fund continued growth at the Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes. The $71.9 million balance at September 30, 2007 represents the outstanding balance on a $101.0 million loan agreement with an unaffiliated bank. The loan agreement consists of a $100.0 million revolving note, which matures on June 1, 2008 and a $1.0 million note that matures on June 1, 2015. Effective January 1, 2007, interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 115 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of some of the Company’s bank subsidiaries.
Federal Home Loan Bank advances consist primarily of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At September 30, 2007, securities sold under repurchase agreements represent $174.3 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $94.9 million of short-term borrowings from brokers.
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

(7) Long-term Debt — Trust Preferred Securities
As of September 30, 2007, the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuance of the Trust Preferred Securities and Common Securities solely in Subordinated Debentures (“Debentures”) issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
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
The following table provides a summary of the Company’s Long-term debt — trust preferred securities as of September 30, 2007. The Debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

							Earliest
	Trust Preferred		Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	9/30/07	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	8.61%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	8.03%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	7.83%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	7.64%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	6.68%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,241	Fixed	6.35%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,254	L+3.00	8.36%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,243	L+3.00	8.23%	05/2004	05/2034	05/2009

Total		$249,704

The Debentures totaled $249.7 million at September 30, 2007, $249.8 million at December 31, 2006 and $249.9 million at September 30, 2006.
At September 30, 2007, the weighted average contractual interest rate on the Debentures was 7.48%. The interest rates on the variable rate Debentures are based on the three-month LIBOR rate and reset on a quarterly basis. In August 2006, the Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain Debentures. The interest rate on the Wintrust Capital Trust IX Debentures changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011, and the interest rate on the Northview Capital Trust I Debentures changes to a variable rate equal to three-month LIBOR plus 3.00% effective February 8, 2008. Distributions on all issues are payable on a quarterly basis.

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
The Trust Preferred Securities, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements (including trust preferred securities), net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at September 30, 2007, the Company would still be considered well-capitalized under regulatory capital guidelines.

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

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2007	2006	Contribution	Contribution
Net interest income:
Banking	$65,874	$62,239	$3,635	6%
Premium finance	16,126	10,382	5,744	55
Tricom	999	1,031	(32)	(3)
Wealth management	3,758	2,789	969	35
Parent and inter-segment eliminations	(20,570)	(11,326)	(9,244)	(82)

Total net interest income	$66,187	$65,115	$1,072	2%

Non-interest income:
Banking	$3,032	$9,705	$(6,673)	(69)%
Premium finance	—	272	(272)	(100)
Tricom	980	1,115	(135)	(12)
Wealth management	9,609	8,448	1,161	14
Parent and inter-segment eliminations	(2,084)	(764)	(1,320)	(173)

Total non-interest income	$11,537	$18,776	$(7,239)	(39)%

Segment profit (loss):
Banking	$12,610	$15,836	$(3,226)	(20)%
Premium finance	6,331	4,409	1,922	44
Tricom	355	471	(116)	(25)
Wealth management	2,311	1,105	1,206	109
Parent and inter-segment eliminations	(11,688)	(6,962)	(4,726)	(68)

Total segment profit	$9,919	$14,859	$(4,940)	(33)%

Segment assets:
Banking	$9,285,690	$9,289,793	$(4,103)	—%
Premium finance	1,316,995	1,091,164	225,831	21
Tricom	45,471	53,504	(8,033)	(15)
Wealth management	59,855	59,205	650	1
Parent and inter-segment eliminations	(1,242,897)	(1,030,606)	(212,291)	(21)

Total segment assets	$9,465,114	$9,463,060	$2,054	—%

The following table presents a summary of certain information for each reportable segment for nine months ended for the period shown:

	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2007	2006	Contribution	Contribution
Net interest income:
Banking	$194,466	$178,621	$15,845	9%
Premium finance	45,521	30,026	15,495	52
Tricom	2,911	2,884	27	1
Wealth management	10,017	3,430	6,587	192
Parent and inter-segment eliminations	(56,803)	(31,440)	(25,363)	(81)

Total net interest income	$196,112	$183,521	$12,591	7%

Non-interest income:
Banking	$24,487	$30,499	$(6,012)	(20)%
Premium finance	444	2,718	(2,274)	(84)
Tricom	3,041	3,473	(432)	(12)
Wealth management	28,757	29,050	(293)	(1)
Parent and inter-segment eliminations	(4,609)	6,054	(10,663)	(176)

Total non-interest income	$52,120	$71,794	$(19,674)	(27)%

Segment profit (loss):
Banking	$47,110	$48,934	$(1,824)	(4)%
Premium finance	17,705	14,093	3,612	26
Tricom	1,015	1,296	(281)	(22)
Wealth management	5,671	1,759	3,912	222
Parent and inter-segment eliminations	(31,491)	(14,599)	(16,892)	(116)

Total segment profit	$40,010	$51,483	$(11,473)	(22)%

During the third quarter of 2006, the Company changed the measurement methodology for the net interest income component of the wealth management segment. In conjunction with the change in the executive management team for this segment in the third quarter of 2006, the contribution attributable to the wealth management deposits (see Note 5 — Deposits) was redefined to measure the full net interest income contribution. In previous periods, the contribution from these deposits to the wealth management segment was limited to the value as an alternative source of funding for each bank. As such, the contribution in previous periods did not capture the total net interest income contribution of this funding source. Executive management of this segment currently uses this measured contribution to determine the overall profitability of the wealth management segment.
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
Interest Rate Swaps
The tables below identify the Company’s interest rate swaps at September 30, 2007 and December 31, 2006, which were entered into in August 2006 to hedge certain LIBOR-based liabilities (dollars in thousands). These swaps are designated as cash flow hedges in accordance with SFAS 133. The Company uses the hypothetical derivative method to assess and measure effectiveness. No ineffectiveness was recorded on these swaps in the quarter ended September 30, 2007.

	September 30, 2007
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(413)	5.23%	5.25%	Cash Flow
September 2011	40,000	(829)	5.23%	5.25%	Cash Flow
October 2011	25,000	(520)	5.36%	5.26%	Cash Flow
September 2013	50,000	(1,136)	5.69%	5.30%	Cash Flow
September 2013	40,000	(939)	5.23%	5.30%	Cash Flow

Total	$175,000	$(3,837)

	December 31, 2006
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(218)	5.36%	5.25%	Cash Flow
September 2011	40,000	(440)	5.36%	5.25%	Cash Flow
October 2011	25,000	(276)	5.37%	5.26%	Cash Flow
September 2013	50,000	(813)	5.36%	5.30%	Cash Flow
September 2013	40,000	(643)	5.36%	5.30%	Cash Flow

Total	$175,000	$(2,390)

The fair values (i.e. unrealized losses) of $3.8 million at September 30, 2007 and of $2.4 million at December 31, 2006 were recorded as other liabilities. The change in fair value in the nine months ended September 30, 2007, net of tax, is separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income.
In July 2006, the Company terminated its position in seven interest rate swaps with a total notional value of $231.1 million. These interest rate swaps were not designated as being in hedging relationships pursuant to SFAS 133, and as a result, the changes in fair values as well as the quarterly cash settlements resulting from these interest rate swaps were recognized in non-interest income. These interest rate swaps contributed $7,000 to non-interest income in the third quarter of 2006 and $8.7 million to non-interest income in the nine months ending September 2006.

The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. At September 30, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $30.0 million and the aggregate notional value of interest rate swaps with third parties to offset the Company’s exposure related to these instruments totaled $30.1 million. These interest rate swaps mature between August 2010 and May 2016. These swaps were reported in the Company’s balance sheet by a derivative asset of $719,000 and a derivative liability of $708,000. At December 31, 2006, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $21.0 million and the aggregate notional value of interest rate swaps with third parties to offset the Company’s exposure related to these instruments also totaled $21.0 million. These swaps were reported in the Company’s balance sheet by a derivative asset of $506,000 and a derivative liability of $506,000. Interest rate swaps executed as part of this program are not reflected in the preceding tables.
Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At September 30, 2007, the Company had approximately $160 million of interest rate lock commitments and $259 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $333,000 and a derivative liability of $475,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $56,000 and $279,000 in the third quarters of 2007 and 2006, respectively and $935,000 and $2.8 million in the first nine months of 2007 and 2006, respectively.` There were no covered call options outstanding as of September 30, 2007, December 31, 2006 or September 30, 2006.
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

The decrease in the Banking segment’s goodwill in the first nine months of 2007 primarily relates to adjustments of prior estimates of fair values associated with the acquisition of Hinsbrook Bank partially offset by additional contingent consideration earned by former owners of Guardian as a result of attaining certain performance measures. Wintrust could pay additional consideration pursuant to the West America and Guardian transaction through June 2009. Any payments would be reflected in the Banking segment’s goodwill.
The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the LFCM purchase agreement. As of March 31, 2007, Wintrust is no longer required to pay additional consideration pursuant to this transaction. LFCM was merged into WHAMC in February 2003.
A summary of finite-lived intangible assets as of September 30, 2007, December 31, 2006 and September 30, 2006 and the expected amortization as of September 30, 2007 is as follows (in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(2,717)	(2,463)	(2,367)

Net carrying amount	535	789	885

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918	27,918
Accumulated amortization	(9,752)	(7,108)	(6,046)

Net carrying amount	18,166	20,810	21,872

Total other intangible assets, net	$18,701	21,599	22,757

Estimated amortization

Actual in 9 months ended September 30, 2007	$2,897
Estimated remaining in 2007	964
Estimated – 2008	3,129
Estimated – 2009	2,716
Estimated – 2010	2,381
Estimated – 2011	2,253
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $2.9 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively.

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
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore has not restated results for prior periods. Under this transition method, compensation cost was recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS 123R for all share-based payments granted after that date and based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” for all share-based payments granted prior to, but not yet vested as of December 31, 2005.
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
Compensation cost charged to income for stock options was $1.2 million and $1.6 million in the third quarters of 2007 and 2006, respectively, and $3.9 million and $4.5 million for the year-to-date periods of 2007 and 2006, respectively. Compensation cost charged to income for restricted share awards was $1.4 million and $1.5 million in the third quarters of 2007 and 2006, respectively, and $4.4 million and $4.2 million for the year-to-date periods of 2007 and 2006, respectively. On January 1, 2006, the Company reclassified $5.2 million of liabilities related to previously recognized compensation cost for restricted share awards that had not been vested as of that date to surplus as these awards represent equity awards as defined in SFAS 123R.
Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For restricted share awards, the grant date fair value is the fair value of the stock on the date of grant. For stock option awards, the grant date fair value is estimated using a Black-Scholes option-pricing model. The assumptions used to value stock options granted during the first nine months of 2007 and 2006 are outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior. The Plan provides for a maximum term of seven years on stock options, while the 1997 Stock Incentive Plan provided for a maximum term of ten years. All options granted in 2007 were granted pursuant to the Plan. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. The risk-free interest rate is based on the U.S. Treasury curve. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Expected dividend yield	0.7%	0.5%
Expected volatility	25.6%	24.4%
Risk-free rate	4.9%	4.6%
Expected option life (in years)	6.9	8.1
Compensation cost is recognized only for those awards that are expected to vest, on a straight-line basis over the requisite service period (usually the vesting period) of the award. Forfeitures rates are estimated for each type of award based on historical forfeiture experience.

A summary of stock option activity under the Plan and predecessor plan for the nine months ended September 30, 2007 and September 30, 2006 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	41,500	43.36
Exercised	(130,334)	18.10
Forfeited or canceled	(74,174)	48.21

Outstanding at September 30, 2007	2,623,056	$33.49	5.1	$34,909

Exercisable at September 30, 2007	1,890,640	$27.14	4.3	$34,454

Outstanding at January 1, 2006	3,019,482	$29.63
Conversion of options of acquired company	2,046	24.42
Granted	181,600	51.74
Exercised	(340,021)	15.54
Forfeited or canceled	(77,458)	45.48

Outstanding at September 30, 2006	2,785,649	$32.34	5.9	$53,615

Exercisable at September 30, 2006	1,699,715	$22.98	4.6	$47,611

(1)	Represents the weighted average contractual life remaining in years.

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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2007 and 2006 was $15.47 and $20.00, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, was $3.5 million and $12.5 million, respectively.
Cash received from option exercises under the Plan for the nine months ended September 30, 2007 and 2006 was $2.4 million and $5.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.3 million and $4.7 million for the nine months ended September 30, 2007 and 2006, respectively.
A summary of restricted share award activity under the Plan and predecessor plan for the nine months ended September 30, 2007 and September 30, 2006, is presented below:

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	335,904	$51.78	206,157	$53.55
Granted	63,277	42.70	153,878	51.62
Vested (shares issued)	(89,466)	52.16	(70,390)	53.60
Forfeited	(12,164)	47.28	(5,038)	52.43

Outstanding at September 30	297,551	$49.91	284,607	$52.52

The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date.
As of September 30, 2007, there was $18.4 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plan and predecessor plan. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(13) Earnings Per Share
The following table shows the computation of basic and diluted EPS for the periods indicated:

			For the Three Months		For the Nine Months
			Ended September 30,		Ended September 30,
(In thousands, except per share data)			2007	2006	2007	2006

Net income	(A	)	$9,919	$14,859	$40,010	$51,483

Average common shares outstanding	(B	)	23,797	25,656	24,322	24,820
Effect of dilutive potential common shares			795	941	806	926

Weighted average common shares and effect of dilutive potential common shares	(C	)	24,592	26,597	25,128	25,746

Net income per common share:
Basic	(A/B	)	$0.42	$0.58	$1.65	$2.07

Diluted	(A/C	)	$0.40	$0.56	$1.59	$2.00

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
FIN 48 requires companies to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability is referred to as an Unrecognized Tax Benefit as it reflects the fact that the Company has not recorded (or recognized) the benefit associated with the tax position. Wintrust evaluated its tax positions at December 31, 2006 and September 30, 2007, in accordance with FIN 48. Based on this evaluation, the Company determined that it does not have any tax positions for which unrecognized tax benefits must be recorded. In addition, for the nine months ended September 30, 2007, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If Wintrust were to record interest or penalties associated with uncertain tax positions or as the result of an audit by a tax jurisdiction, the interest or penalties would be included in income tax expense.
Tax years that remain open and subject to audit by major tax jurisdictions include the Company’s 2004 — 2006 Federal income tax returns and its 2004 — 2006 Illinois income tax returns. Although the Company’s 2004 Illinois income tax return remains open pursuant to the statute of limitations, a tax audit has been completed.

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
In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, the provisions of EITF 06-4 would not apply to a split-dollar insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF is effective for fiscal years beginning after December 15, 2007. The effect of initially applying the guidance would be accounted for as a cumulative-effect adjustment to beginning retained earnings with the option of retrospective application. The Company will be required to adopt EITF 06-4 on January 1, 2008 and is currently assessing the impact of EITF 06-4 on its financial statements.
(16) Subsequent Events
On November 1, 2007, the Company announced completion of the acquisition of Broadway Premium Funding Corporation (“Broadway”) from Sumitomo Corporation of America. Broadway provides financing for commercial property and casualty insurance premiums, mainly through insurance agents and brokers in the northeastern portion of the United States and California. The transaction will not materially impact the consolidated financial statements.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2007, compared with December 31, 2006, and September 30, 2006, and the results of operations for the three and nine month periods ended September 30, 2007 and 2006 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of September 30, 2007, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 78 locations. The Company developed its banking franchise through the de novo organization of nine banks (54 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 24 locations. In May 2006, the Company completed its acquisition of Hinsbrook Bank, which had five Illinois banking locations, and in March 2006, the Company opened its newest de novo bank, Old Plank Trail Bank. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The Company’s total assets were $9.5 billion at September 30, 2007, the same as at September 30, 2006. The Company has temporarily curtailed balance sheet growth trends given the current interest rate and credit environments. Additionally, the historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From the Company’s experience, it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005
Old Plank Trail Bank	De novo	March, 2006
St. Charles Bank (formerly Hinsbrook Bank; organized 1987)	Acquired	May, 2006

Following is a summary of the activity related to the expansion of the Company’s banking franchise since September 30, 2006:
2007 Banking Expansion Activity
•	New branch locations:
➢	Hoffman Estates, Illinois — a branch of Barrington Bank

➢	Hartland, Wisconsin — a new main bank facility of Town Bank

➢	Bloomingdale, Illinois — a branch of Advantage Bank

➢	Island Lake, Illinois — a branch of Libertyville Bank

➢	North Chicago, Illinois —a branch of Lake Forest Bank
2006 Banking Expansion Activity
•	New branch locations:
➢	St. Charles, Illinois — a temporary main bank facility of St. Charles Bank
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
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating $736.7 million in loan (premium finance receivables) volume in the third quarter of 2007, $2.3 billion in the first nine months of 2007 and approximately $3.0 billion in the calendar year 2006. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. The Company began selling the excess of FIFC’s originations over the capacity to retain such loans within the Banks’ loan portfolios during 1999. The Company suspended the sale of premium finance receivables to a third party in the second half of 2006 as the Banks had sufficient capacity to retain all of the originations. In addition to recognizing gains on the sale of these receivables, the proceeds from sales provided the Company with additional liquidity. Consistent with the Company’s strategy to be asset-driven, similar sales of these receivables may occur in the future; however, future sales of these receivables depend on the level of new volume growth in relation to the capacity to retain such loans within the Banks’ loan portfolios.

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
The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006
WHTC	$1,045,869	$823,545	$775,528
WHAMC (1)	532,150	542,401	530,902
WHAMC’s proprietary mutual fund	23,616	18,741	14,360
WHI — brokerage assets in custody	5,700,000	5,400,000	5,300,000

(1)	Excludes the proprietary mutual fund managed by WHAMC
The significant increase in the assets under administration and/or management at WHTC from September 30, 2006 to December 31, 2006 is primarily attributed to the trust business acquired in connection with the acquisition of Hinsbrook Bank and the increase from December 31, 2006 to September 30, 2007 is primarily related to new account relationships. At the time of the Company’s acquisition of the Wayne Hummer Companies, WHAMC was advisor to a family of mutual funds known as the Wayne Hummer funds. In the first quarter of 2006 WHAMC sold the last of these funds, the Wayne Hummer Growth Fund, and realized a gain of approximately $2.4 million on the sale. Wayne Hummer will focus its mutual fund efforts on the PathMaster Fund and similar funds and separately managed mutual fund products currently under consideration.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2007, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	September 30, 2007	September 30, 2006	Change
Net income	$9,919	$14,859	(33)%
Net income per common share — Diluted	0.40	0.56	(29)

Net revenue (1)	77,724	83,891	(7)
Net interest income	66,187	65,115	2

Net interest margin (6)	3.14%	3.10%	4	bp
Core net interest margin (2) (6)	3.43	3.33	10
Net overhead ratio (3)	2.03	1.72	31
Efficiency ratio (4) (6)	75.73	69.95	578
Return on average assets	0.42	0.63	(21)
Return on average equity	5.53	8.04	(251)

	Nine Months	Nine Months	Percentage (%)/
	Ended	Ended	Basis Point (bp)
	September 30, 2007	September 30, 2006	Change
Net income	$40,010	$51,483	(22)%
Net income per common share — Diluted	1.59	2.00	(21)

Net revenue (1)	248,232	255,315	(3)
Net interest income	196,112	183,521	7

Net interest margin (6)	3.13%	3.11%	2	bp
Core net interest margin (2) (6)	3.39	3.33	6
Net overhead ratio (3)	1.81	1.49	32
Efficiency ratio (4) (6)	71.65	66.01	564
Return on average assets	0.57	0.79	(22)
Return on average equity	7.34	10.09	(275)

At end of period
Total assets	$9,465,114	$9,463,060	—%
Total loans, net of unearned income	6,808,359	6,330,612	8
Total deposits	7,578,064	7,709,585	(2)
Long-term debt — trust preferred securities	249,704	249,870	—
Total shareholders’ equity	721,973	763,298	(5)

Book value per common share	30.55	29.68	3
Market price per common share	42.69	50.15	(15)

Allowance for credit losses to total loans (5)	0.72%	0.72%	—	bp
Non-performing assets to total assets	0.51	0.38	13

(1)	Net revenue is net interest income plus non-interest income.

(2)
The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term debt – trust preferred securities and the interest expense incurred to fund common stock repurchases.

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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

(A) Interest income (GAAP)	$154,645	$148,893	$459,840	$404,305
Taxable-equivalent adjustment:
– Loans	214	86	618	321
– Liquidity management assets	534	293	1,634	835
– Other earning assets	6	8	11	15

Interest income — FTE	$155,399	$149,280	$462,103	$405,476
(B) Interest expense (GAAP)	88,458	83,778	263,728	220,784

Net interest income — FTE	$66,941	$65,502	$198,375	$184,692

(C) Net interest income (GAAP) (A minus B)	$66,187	$65,115	$196,112	$183,521
Net interest income — FTE	$66,941	$65,502	$198,375	$184,692
Add: Interest expense on long-term debt-trust preferred securities and interest cost incurred for common stock repurchases(1)	6,047	4,817	16,954	13,049

Core net interest income — FTE (2)	$72,988	$70,319	$215,329	$197,741

(D) Net interest margin (GAAP)	3.11%	3.08%	3.09%	3.08%
Net interest margin — FTE	3.14%	3.10%	3.13%	3.11%
Core net interest margin — FTE (2)	3.43%	3.33%	3.39%	3.33%

(E) Efficiency ratio (GAAP)	76.46%	70.27%	72.31%	66.31%
Efficiency ratio — FTE	75.73%	69.95%	71.65%	66.01%

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
Net Income
Net income for the quarter ended September 30, 2007 totaled $9.9 million, a decrease of $5.0 million, or 33%, compared to the $14.9 million recorded in the third quarter of 2006. On a per share basis, net income for the third quarter of 2007 totaled $0.40 per diluted common share, a decrease of $0.16 per share, or 29%, as compared to the 2006 third quarter total of $0.56 per diluted common share.
Significant items affecting the third quarter of 2007 results include charges to mortgage banking revenue for recourse obligations on residential mortgage loans sold to third party investors and write-downs of loans held-for-sale and mortgage servicing rights to market value, increases in provision for loan losses, and rising FDIC insurance fees, partially offset by proceeds received from a BOLI death benefit. Each of the above items is more fully explained later in this document. The return on average equity for the third quarter of 2007 was 5.53%, compared to 8.04% for the prior year quarter.
Net income for the first nine months of 2007 totaled $40.0 million, a decrease of $11.5 million, or 22%, compared to $51.5 million for the same period in 2006. On a per share basis, net income per diluted common share was $1.59 for the first nine months of 2007, a decrease of $0.41 per share, or 21%, compared to $2.00 for the first nine months of 2006. Return on average equity for the first nine months of 2007 was 7.34% versus 10.09% for the same period of 2006.

Net Interest Income
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Wintrust. Tax-equivalent net interest income for the quarter ended September 30, 2007 totaled $66.9 million, an increase of $1.4 million, or 2%, as compared to the $65.5 million recorded in the same quarter of 2006. Average loans in the third quarter of 2007 increased $624 million, or 10%, over the third quarter of 2006.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the third quarter of 2007 as compared to the third quarter of 2006 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,551,389	$20,079	5.13%	$2,106,501	$26,823	5.05%
Other earning assets (2) (3)(8)	23,882	527	8.76	29,114	582	8.00
Loans, net of unearned income (2) (4) (8)	6,879,856	134,793	7.77	6,255,398	121,875	7.73

Total earning assets (8)	$8,455,127	$155,399	7.29%	$8,391,013	$149,280	7.06%

Allowance for loan losses	(48,839)			(46,494)
Cash and due from banks	129,904			128,883
Other assets	845,868			810,623

Total assets	$9,382,060			$9,284,025

Interest-bearing deposits	$6,892,110	$74,324	4.28%	$6,973,194	$72,428	4.12%
Federal Home Loan Bank advances	403,590	4,479	4.40	377,399	3,950	4.15
Notes payable and other borrowings	330,184	3,721	4.47	136,813	979	2.84
Subordinated notes	75,000	1,305	6.81	80,304	1,453	7.08
Long-term debt – trust preferred securities	249,719	4,629	7.25	238,111	4,968	8.16

Total interest-bearing liabilities	$7,950,603	$88,458	4.41%	$7,805,821	$83,778	4.25%

Non-interest bearing deposits	643,338			663,647
Other liabilities	76,004			81,217
Equity	712,115			733,340

Total liabilities and shareholders’ equity	$9,382,060			$9,284,025

Interest rate spread (5) (8)			2.88%			2.81%
Net free funds/contribution (6)	$504,524		0.26	$585,192		0.29

Net interest income/Net interest margin (8)		$66,941	3.14%		$65,502	3.10%

Core net interest margin (7) (8)			3.43%			3.33%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2007 and 2006 were $754,000 and $387,000, respectively.

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

(7)
The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s Long-term Debt – Trust Preferred Securities and the interest expense incurred to fund common stock repurchases.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the third quarter of 2007 as compared to the second quarter of 2007 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2007			June 30, 2007
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,551,389	$20,079	5.13%	$1,686,596	$21,699	5.16%
Other earning assets (2) (3)(8)	23,882	527	8.76	25,791	521	8.10
Loans, net of unearned income (2) (4) (8)	6,879,856	134,793	7.77	6,772,512	131,552	7.79

Total earning assets (8)	$8,455,127	$155,399	7.29%	$8,484,899	$153,772	7.27%

Allowance for loan losses	(48,839)			(47,982)
Cash and due from banks	129,904			132,216
Other assets	845,868			826,399

Total assets	$9,382,060			$9,395,532

Interest-bearing deposits	$6,892,110	$74,324	4.28%	$6,896,118	$73,735	4.29%
Federal Home Loan Bank advances	403,590	4,479	4.40	400,918	4,400	4.40
Notes payable and other borrowings	330,184	3,721	4.47	322,811	3,562	4.42
Subordinated notes	75,000	1,305	6.81	75,000	1,273	6.72
Long-term debt — trust preferred securities	249,719	4,629	7.25	249,760	4,663	7.39

Total interest-bearing liabilities	$7,950,603	$88,458	4.41%	$7,944,607	$87,633	4.42%

Non-interest bearing deposits	643,338			646,278
Other liabilities	76,004			79,182
Equity	712,115			725,465

Total liabilities and shareholders’ equity	$9,382,060			$9,395,532

Interest rate spread (5) (8)			2.88%			2.85%
Net free funds/contribution (6)	$504,524		0.26	$540,292		0.28

Net interest income/Net interest margin (8)		$66,941	3.14%		$66,139	3.13%

Core net interest margin (7) (8)			3.43%			3.40%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2007 was $754,000 and for the three months ended June 30, 2007 was $884,000.

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
Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period. For the third quarter of 2007, the net interest margin was 3.14%, an increase of four basis points when compared to the net interest margin of 3.10% in the same quarter of 2006 and a one basis point increase when compared to the net interest margin of 3.13% in the second quarter of 2007. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term debt — trust preferred securities and an allocation of interest expense attributable to funding common stock repurchases, was 3.43% for the third quarter of 2007, 3.40% for the second quarter of 2007 and 3.33% for the third quarter of 2006.

The yield on total earning assets for the third quarter of 2007 was 7.29% compared to 7.06% in the third quarter of 2006. The 23 basis point increase in the third quarter of 2007 when compared to the third quarter of 2006 resulted from an increase in the loans as a percentage of earning assets. In the third quarter of 2007, the average loan to earning assets ratio was 81% compared to 75% in the third quarter in 2006. Compared to the second quarter of 2007, the yield on earning assets increased two basis points resulting primarily from a reduction in short-term liquidity management assets and a larger mix in loans. The average loan-to-deposit ratio was 91.3% in the third quarter of 2007, 81.9% in the third quarter of 2006 and 89.8% in the second quarter of 2007. The increase in this ratio in the third quarter of 2007 continues to reflect the Company’s decision to suspend the sale of premium finance receivables to an unaffiliated bank, and accordingly, retain these assets on its balance sheet. The pricing and renewal discipline that the Company has put in place on maturing fixed rate retail certificate of deposit has also contributed to an increase in the average loan-to-deposit ratio.
The rate paid on interest-bearing liabilities was 4.41% in the third quarter of 2007, 4.25% in the third quarter of 2006 and 4.42% in the second quarter of 2007. The interest-bearing deposit rate in the third quarter of 2007 declined slightly to 4.28%, a one basis point decrease from 4.29% in the second quarter of 2007. The average deposit rate was 16 basis points higher in the third quarter of 2007 when compared to the average deposit rate of 4.12% in the same period in 2006 due to a rising interest rate environment in the fourth quarter of 2006 and the first quarter of 2007. In the third quarter of 2007, as compared to the second quarter of 2007, the rate on non-maturity interest-bearing deposits (savings, NOW and MMA) increased three basis points and the rate on retail certificates of deposit decreased three basis points. The rates for non-maturity interest-bearing deposits and retail certificates of deposit rose 16 and 25 basis points, respectively, in the third quarter of 2007 from the third quarter of 2006. Higher rates are currently being offered on NOW and money market products to retain maturing certificates of deposit that are part of multiple product banking relationships. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and trust preferred securities, was 5.27% in the third quarter of 2007, 5.37% in the third quarter of 2006 and 5.29% in the second quarter of 2007. The decrease in this rate in the third quarter of 2007 as compared to the third quarter of 2006 is primarily a result of a larger utilization of lower cost funding with repurchase agreements, as well as lower funding rates from notes payable. The Company utilizes these borrowing sources to fund the additional capital requirements of the subsidiary banks, manage its capital, manage its interest rate risk position and for general corporate purposes.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,715,848	$66,247	5.16%	$2,084,962	$75,676	4.85%
Other earning assets (2) (3)(8)	25,006	1,516	8.11	31,068	1,620	6.95
Loans, net of unearned income (2) (4) (8)	6,754,972	394,340	7.81	5,838,068	328,180	7.52

Total earning assets (8)	$8,495,826	$462,103	7.27%	$7,954,098	$405,476	6.82%

Allowance for loan losses	(48,090)			(43,760)
Cash and due from banks	131,185			126,531
Other assets	827,075			724,081

Total assets	$9,405,996			$8,760,950

Interest-bearing deposits	$6,955,768	$223,949	4.30%	$6,556,642	$188,780	3.85%
Federal Home Loan Bank advances	396,869	13,008	4.38	368,224	10,943	3.97
Notes payable and other borrowings	279,637	9,011	4.31	150,040	4,319	3.85
Subordinated notes	75,000	3,873	6.81	63,960	3,310	6.82
Long-term debt — trust preferred securities	249,760	13,887	7.33	233,005	13,432	7.60

Total interest-bearing liabilities	$7,957,034	$263,728	4.43%	$7,371,871	$220,784	4.00%

Non-interest bearing deposits	644,576			628,270
Other liabilities	75,427			78,746
Equity	728,959			682,063

Total liabilities and shareholders’ equity	$9,405,996			$8,760,950

Interest rate spread (5) (8)			2.84%			2.82%
Net free funds/contribution (6)	$538,792		0.29	$582,227		0.29

Net interest income/Net interest margin (8)		$198,375	3.13%		$184,692	3.11%

Core net interest margin (7) (8)			3.39%			3.33%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2007 and 2006 were $2.3 million and $1.2 million, respectively.

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
Tax-equivalent net interest income for the nine months ended September 30, 2007 totaled $198.4 million, an increase of $13.7 million, or 7%, as compared to the $184.7 million recorded in the same period of 2006. Average earning assets increased $541.7 million, or 7%, in the first nine months of 2007 compared to the same period of 2006. The year-to-date net interest margin of 3.13% increased by two basis points amidst a rising interest rate environment from the prior year. The core net interest margin, which excludes the net interest expense related to Wintrust’s Long-term Debt — Trust Preferred Securities and an allocation of the interest expense attributable to funding common stock repurchases, was 3.39% for the first nine months of 2007 compared to 3.33% for the first nine months of 2006.
The earning asset yield increased from 6.82% in the first nine months of 2006 to 7.27% in the nine months ended September 30, 2007, an increase of 45 basis points, attributable to yield increases across all of the earning asset categories. Average loans, the highest yielding component of the earning asset base, increased $916.9 million, or 16%, in the first nine months of 2007 compared to the same prior year period. The average yield on loans during the nine months ended September 30, 2007, was 7.81%, an increase of 29 basis points compared to 7.52% for the same period of 2006.

The rate paid on interest-bearing liabilities for the first nine months of 2007 was 4.43% compared to 4.00% in the first nine months of 2006, an increase of 43 basis points. Deposits accounted for 87% of total interest bearing liabilities in the first nine months of 2007 and 89% in the same period of 2006. The average rate paid on deposits was 4.30% in the first nine months of 2007, an increase of 45 basis points compared to the average rate of 3.85% in the first nine months of 2006.
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended September 30, 2007 and June 30, 2007, the nine-month periods ended September 30, 2007 and September 30, 2006 and the three-month periods ended September 30, 2007 and September 30, 2006. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	Third Quarter	First Nine Months	Third Quarter
	of 2007	of 2007	of 2007
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2007	of 2006	of 2006

Tax-equivalent net interest income for comparative period	$66,139	$184,692	$65,502
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	280	19,347	2,867
Change due to interest rate fluctuations (rate)	(197)	(5,664)	(1,428)
Change due to number of days in each period	719	—	—

Tax-equivalent net interest income for the period ended September 30, 2007	$66,941	$198,375	$66,941

Non-interest Income
For the third quarter of 2007, non-interest income totaled $11.5 million and decreased $7.2 million, or 39%, compared to the third quarter of 2006. For the nine months ended September 30, 2007, non-interest income totaled $52.1 million, a decrease of $19.7 million, or 27%, compared to the same period of 2006. The decrease in the quarterly period was primarily attributable to a lower level of mortgage banking revenue, driven by increased reserves for recourse obligations on loans sold and valuation adjustments on loans held-for-sale and mortgage servicing rights (“MSRs”), partially offset by the receipt of a Bank Owned Life Insurance (“BOLI”) death benefit in the third quarter of 2007. The decrease in the year-to-date period was primarily attributable to the lower levels of trading income recognized on interest rate swaps, lower levels of fees from certain covered call option transactions, lower gain on sales of premium finance receivables, the $2.4 million gain recognized on the sale of the Wayne Hummer Growth Fund in the first quarter of 2006 and the third quarter mortgage banking adjustments previously noted, partially offset by higher BOLI income.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2007	2006	Change	Change
Brokerage	$4,727	$4,620	$107	2%
Trust and asset management	2,904	2,442	462	19

Total wealth management	7,631	7,062	569	8

Mortgage banking	(3,122)	5,368	(8,490)	NM
Service charges on deposit accounts	2,139	1,863	276	15
Gain on sales of premium finance receivables	—	272	(272)	(100)
Administrative services	980	1,115	(135)	(12)
Losses on available-for-sale securities, net	(76)	(57)	(19)	(33)
Other:
Fees from covered call options	56	279	(223)	(80)
Trading income — net cash settlement of swaps	—	7	(7)	(100)
Trading income (loss) — change in fair market value	120	(3)	123	NM
Bank Owned Life Insurance	2,205	740	1,465	NM
Miscellaneous	1,604	2,130	(526)	(25)

Total other	3,985	3,153	832	26

Total non-interest income	$11,537	$18,776	$(7,239)	(39)%

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2007	2006	Change	Change
Brokerage	$14,882	$14,880	$2	—%
Trust and asset management	8,139	9,850	(1,711)	(17)

Total wealth management	23,021	24,730	(1,709)	(7)

Mortgage banking	9,095	16,339	(7,244)	(44)
Service charges on deposit accounts	6,098	5,307	791	15
Gain on sales of premium finance receivables	444	2,718	(2,274)	(84)
Administrative services	3,041	3,473	(432)	(12)
Gains (losses) on available-for-sale securities, net	163	(72)	235	NM
Other:
Fees from covered call options	935	2,767	(1,832)	(66)
Trading income — net cash settlement of swaps	—	1,237	(1,237)	(100)
Trading income (loss) — change in fair market value	117	7,522	(7,405)	(98)
Bank Owned Life Insurance	4,006	2,046	1,960	96
Miscellaneous	5,200	5,727	(527)	(9)

Total other	10,258	19,299	(9,041)	(47)

Total non-interest income	$52,120	$71,794	$(19,674)	(27)%

NM = data not meaningful

Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WHAMC. Wealth management totaled $7.6 million in the third quarter of 2007, an increase of $569,000, or 8%, from the $7.1 million recorded in the third quarter of 2006. For the nine months ended September 30, 2007, wealth management decreased $1.7 million, or 7%, compared to the same period last year primarily as a result of the $2.4 million gain on the sale of the Wayne Hummer Growth Fund in the first quarter of 2006. The Company anticipates continued growth of the wealth management platform throughout its banking locations.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended September 30, 2007, this revenue source totaled a loss of $3.1 million, a decrease of $8.5 million when compared to the third quarter of 2006. The lower mortgage banking revenue was comprised of a charge of $5.5 million for estimated losses related to recourse obligations on residential mortgage loans sold to investors, $1.2 million fair market value adjustment on residential mortgage loans held-for-sale, $450,000 for the change in the fair market value of MSRs and mortgage banking derivatives and $1.3 million due to lower mortgage banking revenues tied to lower origination volumes. For the first nine months of 2007, mortgage banking revenue totaled $9.1 million, a decrease of $7.2 million when compared to the first nine months of 2006. The 2007 results were hampered by the items described in the third quarter 2007 discussion above. Future growth of mortgage banking revenue may be impacted by the interest rate environment and will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing rate environment may continue to hamper mortgage banking production growth.
Service charges on deposit accounts totaled $2.1 million for the third quarter of 2007, an increase of $276,000, or 15%, when compared to the same quarter of 2006. On a year-to-date basis, service charges on deposit accounts totaled $6.1 million, an increase of $791,000, or 15%, compared to the same period of 2006. This increase was primarily due to the impact of the acquisition of Hinsbrook Bank in 2006 and the overall larger household account base. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to an unrelated third party. For the last five quarters, all of the receivables originated by FIFC were purchased by the Banks to more fully utilize their lending capacity. However, the Company has historically sold premium finance receivables to an unrelated third party, with servicing retained. The ability to sell premium finance receivables to a third party allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue when appropriate. The level of premium finance receivables sold to an unrelated third party depends in large part on the capacity of the Banks to retain such loans in their portfolio.
As a result of continued capacity within the Banks to retain the premium finance receivables originated by FIFC the Company did not sell premium finance receivables to an unrelated third party in the first nine months of 2007. However, the Company recognized gains of $444,000 in the first nine months of 2007 related to clean up calls and excess cash flows on loans previously sold. No gains were recognized in the third quarter of 2007. In the third quarter of 2006, the Company did not sell premium finance receivables to an unrelated third party but did recognize gains of $272,000 related to clean up calls and excess cash flows on loans previously sold.
At September 30, 2007, there were no outstanding premium finance receivables sold and serviced for others for which the Company needed to retain a recourse obligation related to credit losses. All outstanding premium finance receivables sold and serviced for others were paid-off in the second quarter of 2007. Credit losses incurred on loans sold are applied against a recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first nine months of 2007 and 2006 for premium finance receivables sold and serviced for others, totaled $139,000 and $177,000, respectively.

The administrative services revenue contributed by Tricom added $980,000 to total non-interest income in the third quarter of 2007 and $1.1 million in the third quarter of 2006. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. On a year-to-date basis, administrative services revenue decreased $432,000, or 12%, as compared to the same period in 2006. Decreases in administrative services revenue for third quarter of 2007 and the first nine months of 2007 as compared to the same periods in the prior year are a result of slower growth in new customer relationships offset by a decrease in revenue from existing clients.
Fees from covered call option transactions were $56,000 in the third quarter of 2007, reflecting a decrease of $223,000 from the $279,000 recognized in the third quarter of 2006. On a year-to-date basis, the Company recognized fee income of $935,000 in 2007 and $2.8 million in 2006. The interest rate environment for the first nine months of 2007 has not been conducive to entering into any material level of covered call option transactions. During the first nine months of 2007, call option contracts were written against $305 million of underlying securities compared to $1.3 billion in the first nine months of 2006. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at September 30, 2007, December 31, 2006 or September 30, 2006.
At June 30, 2006, the Company had $231.1 million of interest rate swaps that were initially documented as being in hedging relationship at their inception dates, but subsequently, management determined that the hedge documentation did not meet the standards of SFAS 133. Changes in market value related to these interest rate swaps, along with the quarterly net cash settlements, were recognized in non-interest income as trading income. For the first nine months of 2006, the changes in fair value of these swaps resulted in a gain of $7.5 million and the quarterly net settlements totaled $1.2 million. All of these swaps were terminated in the third quarter of 2006.
Bank Owned Life Insurance (“BOLI”) income totaled $2.2 million in the third quarter of 2007 and $740,000 in the same period of 2006. This income typically represents adjustments to the cash surrender value of BOLI policies; however, in the third quarter of 2007, the Company received a non-taxable $1.4 million death benefit payment. The Company originally purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and later in connection with certain deferred compensation arrangements. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of The Lakes and $8.4 million owned by Hinsbrook Bank when Wintrust acquired these banks. As of September 30, 2007, the Company’s recorded investment in BOLI was $83.8 million and is included in other assets. Income attributable to changes in cash surrender value of BOLI policies was $2.6 million (which excludes the $1.4 million death benefit) for the first nine months of 2007 and $2.0 million for the same period of 2006.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.6 million in the third quarter of 2007 and $2.1 million in the third quarter of 2006. On a year-to-date basis, miscellaneous other non-interest income totaled $5.2 million in 2007 and $5.7 million in 2006.

Non-interest Expense
Non-interest expense for the third quarter of 2007 totaled $59.5 million and increased approximately $498,000, or 1%, from the third quarter 2006 total of $59.0 million. For the first nine months of 2007, non-interest expense totaled $179.4 million and increased $10.0 million, or 6%, from the $169.4 million reported for the first nine months of 2006. Wintrust added or expanded six locations in the past 12 months that added to all categories of non-interest expense. Salary and employee benefits, equipment, occupancy and marketing are directly impacted by the addition of new locations and the expansion of existing locations. Since September 30, 2006, loans increased 8%, which is lower than historical Wintrust standards, while operating expenses only increased 6% for the first nine months of 2007 compared to the same period in 2006.
The following tables present non-interest expense by category for the periods presented:

	Three Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2007	2006	Change	Change
Salaries and employee benefits	$34,256	$34,583	$(327)	(1)%
Equipment	3,910	3,451	459	13
Occupancy, net	5,303	5,166	137	3
Data processing	2,645	2,404	241	10
Advertising and marketing	1,515	1,349	166	12
Professional fees	1,757	1,839	(82)	(4)
Amortization of other intangible assets	964	1,214	(250)	(21)
Other:
Commissions – 3rd party brokers	924	867	57	7
Postage	948	986	(38)	(4)
Stationery and supplies	741	746	(5)	(1)
FDIC insurance	1,067	258	809	NM
Miscellaneous	5,457	6,126	(669)	(11)

Total other	9,137	8,983	154	2

Total non-interest expense	$59,487	$58,989	$498	1%

	Nine Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2007	2006	Change	Change
Salaries and employee benefits	$105,233	$101,412	$3,821	4%
Equipment	11,329	9,918	1,411	14
Occupancy, net	16,085	14,679	1,406	10
Data processing	7,699	6,288	1,411	22
Advertising and marketing	4,106	3,718	388	11
Professional fees	5,045	4,957	88	2
Amortization of other intangible assets	2,897	2,780	117	4
Other:
Commissions – 3rd party brokers	2,949	2,957	(8)	—
Postage	2,767	2,864	(97)	(3)
Stationery and supplies	2,310	2,325	(15)	(1)
FDIC insurance	2,456	682	1,774	NM
Miscellaneous	16,493	16,776	(283)	(2)

Total other	26,975	25,604	1,371	5

Total non-interest expense	$179,369	$169,356	$10,013	6%

NM = data not meaningful

Salaries and employee benefits comprised 58% and 59% of total non-interest expense in the third quarter of 2007 and 2006, respectively, while they were 59% and 60% of total non-interest expense for the nine months ended September 30, 2007 and 2006, respectively. Salaries and employee benefits expense decreased $327,000 in the third quarter of 2007 compared to the third quarter of 2006 primarily from lower variable pay to mortgage originators, partially offset by increases in base compensation. Salaries and employee benefits expense was $3.8 million higher in the first nine months of 2007 compared to the same period in 2006 primarily from increases in base compensation and the impact of the Hinsbrook Bank acquisition, partially offset by lower variable pay to mortgage originators.
The combined equipment and occupancy expense for the third quarter of 2007 was $9.2 million, an increase of $596,000, or 7%, compared to the same period of 2006. On a year-to-date basis, the combined equipment and occupancy expense was $27.4 million in 2007, an increase of $2.8 million, or 11%, compared to the same period of 2006. These expenses increased primarily as a result of the Company’s continued expansion of its banking franchise.
Commissions paid to third party brokers primarily represent the commissions paid on revenue generated by WHI through its network of unaffiliated banks.
FDIC insurance increased $809,000 in the third quarter of 2007 over the third quarter of 2006 and $1.8 million in the first nine months of 2007 compared to the same period of last year. These increases are due to a higher rate structure imposed on all financial institutions beginning in 2007.
Amortization of other intangible assets decreased $250,000 in the third quarter of 2007 compared to the third quarter of 2006 and increased $117,000 in the first nine months of 2007 compared to the same period of last year. The decrease for the quarter is a result of the true-up of certain preliminary purchase price allocations for the acquisition of Hinsbrook Bank, such as core deposit intangibles valuation, in the third quarter of 2006.
Other categories of non-interest expense, including data processing and advertising and marketing increased in the third quarter of 2007 over the third quarter of 2006 as well as for the year-to-date periods. These increases are noted in the preceding table of non-interest expense and are due primarily to the general growth and expansion of the banking franchise, including the acquisition of Hinsbrook Bank in May 2006. Miscellaneous other non-interest expense is comprised of expenses such as ATM expenses, correspondent banking charges, directors fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions.
Income Taxes
The Company recorded income tax expense of $4.0 million for the three months ended September 30, 2007 compared to $8.2 million for the same period of 2006. On a year-to-date basis, income tax expense was $20.2 million in 2007 and $29.3 million in 2006. The effective tax rate was 28.5% and 35.4% in the third quarter of 2007 and 2006, respectively, and 33.5% and 36.3% on a year-to-date basis for 2007 and 2006, respectively. The lower effective tax rates in the 2007 quarterly and year-to-date periods as compared to the same periods in 2006 are due to lower levels of pre-tax income in the 2007 periods coupled with increased amounts of tax-advantaged income in the 2007 periods.

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
The banking segment’s net interest income for the quarter ended September 30, 2007 totaled $65.8 million as compared to $62.2 million for the same period in 2006, an increase of $3.6 million, or 6%. This increase primarily resulted from an increase in net interest margin which was attributable to a higher loan-to-deposit ratio and the shift in deposits away from higher cost retail certificates of deposit in 2007. The banking segment’s non-interest income totaled $3.0 million in the third quarter of 2007, a decrease of $6.7 million, or 69%, when compared to the third quarter of 2006 total of $9.7 million. The decrease in non-interest income was primarily attributable to a lower level of mortgage banking revenue, driven by increased reserves for recourse obligations on loans sold and valuation adjustments on loans held-for-sale and MSRs, partially offset by the receipt of a BOLI death benefit in the third quarter of 2007. The lower mortgage banking revenue was comprised of a charge of $5.5 million for estimated losses related to recourse obligations on residential mortgage loans sold to investors, $1.2 million fair market value adjustment on residential mortgage loans held-for-sale, $450,000 for the change in the fair market value of MSRs and mortgage banking derivatives and $1.3 million due to lower mortgage banking revenues tied to lower origination volumes. The banking segment’s net income for the quarter ended September 30, 2007 totaled $12.6 million, a decrease of $3.2 million, or 20%, as compared to the third quarter of 2006 total of $15.8 million. On a year-to-date basis, net interest income totaled $194.4 million for the first nine months of 2007, an increase of $15.8 million, or 9%, as compared to the $178.6 million recorded last year. Non-interest income decreased $6.0 million, or 20%, to $24.5 million in the first nine months of 2007 compared to the third quarter of 2006. The banking segment’s after-tax profit for the nine months ended September 30, 2007, totaled $47.1 million, a decrease of $1.8 million, or 4%, as compared to the prior year total of $48.9 million. The year-to-date 2007 results were hampered by the items described in the third quarter 2007 discussion above.
Net interest income for the premium finance segment totaled $16.1 million for the quarter ended September 30, 2007, an increase of $5.7 million, or 55%, compared to the $10.4 million in the same period in 2006. This increase is a result of Wintrust retaining all premium finance receivables in its portfolio since the second quarter of 2006 and not selling them to an unrelated third party financial institution. The premium finance segment’s non-interest income totaled $272,000 for the quarter ended September 30, 2006. There was no non-interest income in the quarter ended September 30, 2007 since non-interest income for this segment primarily reflects the gains from the sale of premium finance receivables to an unrelated third party. Wintrust did not sell any premium finance receivables to an unrelated third party financial institution in the third quarter of 2007. Net after-tax profit of the premium finance segment totaled $6.3 million and $4.4 million for the quarters ended September 30, 2007 and 2006, respectively. On a year-to-date basis, net interest income totaled $45.5 million for the first nine months of 2007, an increase of $15.5 million, or 52%, as compared to the $30.0 million recorded last year. Non-interest income decreased $2.3 million to $444,000 in the first nine months of 2007. The increase in year-to-date net interest income and the decrease in non-interest income is a result of Wintrust retaining all premium finance receivables in its portfolio since the second quarter of 2006 and not selling them to an unrelated third party financial institution. The premium finance segment’s after-tax profit for the nine months ended September 30, 2007, totaled $17.7 million, an increase of $3.6 million, or 26%, as compared to the prior year total of $14.1 million.

The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was approximately $1.0 million in both the third quarter of 2007 and 2006. The segment’s net income was $355,000 in the third quarter of 2007 compared to $471,000 in the same quarter in 2006. On a year-to-date basis, net interest income remained unchanged at $2.9 million for the first nine months of 2007 compared to the same period in 2006. Non-interest income decreased $432,000 to $3.0 million in the first nine months of 2007. The Tricom segment’s after-tax profit for the nine months ended September 30, 2007 totaled $1.0 million, a decrease of $281,000, or 22%, as compared to $1.3 million in the first nine months of 2006. Decreases in non-interest income for third quarter of 2007 and the first nine months of 2007 as compared to the same periods in the prior year are a result of slower growth in new customer relationships offset by a decrease in revenue from existing clients
The wealth management segment reported net interest income of $3.8 million for the third quarter of 2007 compared to $2.8 million in the same quarter of 2006. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the Banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $3.4 million ($2.1 million after tax) in the third quarter of 2007 compared to $2.5 million ($1.5 million after tax) in the third quarter of 2006. During the third quarter of 2006, the Company changed the measurement methodology for the net interest income component of the wealth management segment. In conjunction with the change in the executive management team for this segment in the third quarter of 2006, the contribution attributable to the wealth management deposits was redefined to measure the full net interest income contribution. In previous periods, the contribution from these deposits to the wealth management segment was limited to the value as an alternative source of funding for each bank. As such, the contribution in previous periods did not capture the total net interest income contribution of this funding source. Executive management of this segment currently uses this measured contribution to determine the overall profitability of the wealth management segment. This segment recorded non-interest income of $9.6 million for the third quarter of 2007 as compared to $8.5 million for the third quarter of 2006. The wealth management segment’s net income totaled $2.3 million for the third quarter of 2007 compared to a net income of $1.1 million for the third quarter of 2006. On a year-to-date basis, net interest income totaled $10.0 million for the first nine months of 2007 compared to $3.4 million recorded in the same period last year. The allocated net interest income included in this segment’s profitability was $9.1 million ($5.6 million after tax) in the first nine months of 2007 and $2.6 million ($1.6 million after tax) in the first nine months of 2006. Non-interest income remaining relatively unchanged, decreasing only $293,000, or 1%, to $28.8 million in the first nine months of 2007. The wealth management segment’s net income totaled $5.7 million for the nine months ended September 30, 2007 compared to $1.8 million for the same period last year.

FINANCIAL CONDITION
Total assets were $9.5 billion at September 30, 2007, the same as the prior year period, reflecting the Company’s response to the current interest rate and credit environment. Total funding, which includes deposits, all notes and advances, including the Long-term debt-trust preferred securities, was $8.7 billion at September 30, 2007 and $8.5 billion at September 30, 2006. See Notes 3-7 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2007		June 30, 2007		September 30, 2006
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,214,582	50%	$4,140,605	49%	$3,840,588	46%
Home equity	641,535	8	645,852	8	650,917	8
Residential real estate (1)	334,018	4	360,650	4	388,578	4
Premium finance receivables	1,302,644	16	1,256,560	15	986,571	12
Indirect consumer loans	251,521	3	247,598	3	240,229	3
Tricom finance receivables	31,307	—	33,710	—	40,060	1
Other loans	104,249	1	87,537	1	108,455	1

Total loans, net of unearned income	$6,879,856	82%	$6,772,512	80%	$6,255,398	75%
Liquidity management assets (2)	1,551,389	18	1,686,596	20	2,106,501	25
Other earning assets (3)	23,882	—	25,791	—	29,114	—

Total average earning assets	$8,455,127	100%	$8,484,899	100%	$8,391,013	100%

Total average assets	$9,382,060		$9,395,532		$9,284,025

Total average earning assets To total average assets		90%		90%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the third quarter of 2007 increased $64.1 million, or 1%, to $8.5 billion, compared to the third quarter of 2006. The ratio of total average earning assets as a percent of total average assets remained at 90% for each of the quarterly periods shown in the above table.
Total average loans during the third quarter of 2007 increased $624.5 million, or 10%, over the previous year third quarter. Average premium finance receivables increased 32% and commercial and commercial real estate loans increased 10%, while residential real estate loans decreased 14% in the third quarter of 2007 compared to the average balances in the third quarter of 2006. The increase in the average balance of premium finance receivables is a result of the Company’s decision to suspend the sale of premium finance receivables to an unrelated third party in the third quarter of 2006. Lower residential real estate loans have resulted from the Company’s reclassification of loans in the fourth quarter of 2006, which are now included in commercial and commercial real estate. Average total loans increased $107.3 million, or 6% on an annualized basis, over the average balance in the second quarter of 2007. The slower growth of loans from the second quarter of 2007 compared to the growth from the prior year third quarter is the result from the Company’s response to the current lending environment surrounding pricing and credit terms.

Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on deposit inflows and outflows, the level of other funding sources and loan demand. Total average liquidity management assets for the third quarter of 2007 decreased $555.1 million, or 26%, and $135.2 million, or 32% (annualized), compared to the third quarter of 2006 and the second quarter of 2007, respectively. The decrease is primarily related to the maturity of various available-for-sale securities in the first nine months of 2007. As a result of the current interest rate environment and the Company’s balance sheet strategy, not all maturities were replaced with new purchases. The Company has put in place a deposit pricing strategy which has resulted in a gradual shift away from dependence upon retail certificates of deposits and resulted in an increase in the average loan-to-deposit ratio.
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

	Average Balances for the
	Nine Months Ended
	September 30, 2007		September 30, 2006
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,138,344	49%	$3,511,679	44%
Home equity	647,667	8	634,366	8
Residential real estate (1)	338,597	4	368,558	5
Premium finance receivables	1,251,619	15	962,395	12
Indirect consumer loans	248,854	3	223,520	3
Tricom finance receivables	34,133	—	41,254	1
Other loans	95,758	1	96,296	1

Total loans, net of unearned income	6,754,972	80	5,838,068	74
Liquidity management assets (2)	1,715,848	20	2,084,962	26
Other earning assets (3)	25,006	—	31,068	—

Total average earning assets	$8,495,826	100%	$7,954,098	100%

Total average assets	$9,405,996		$8,760,950

Total average earning assets to total average assets		90%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the nine months ended September 30, 2007 increased $541.7 million, or 7%, over the first nine months of 2006. The ratio of total average earning assets as a percent of total average assets remained within the range of 90% to 91% for each of the year-to-date periods shown in the above table. Total average loans increased by $916.9 million, or 16%, in the first nine months of 2007 compared to the same period of 2006. These increases in average earning assets is primarily a result of the acquisition of Hinsbrook Bank in May 2006 as well as the Company’s decision to suspend the sale of premium finance receivables to an unrelated third party in the third quarter of 2006. Average premium finance receivables increased 30%, commercial and commercial real estate loans increased 18% and indirect consumer loans increased 11% and home equity loans increased 2% while residential real estate loans decreased 8% in the first nine months of 2007 compared to the first nine months of 2006. The increase in the average balance of premium finance receivables is a result of the Company’s decision to suspend the sale of premium finance receivables to an unrelated third party in the third quarter of 2006. Lower residential real estate loans have resulted from the Company’s reclassification of loans in the fourth quarter of 2006, which are now included in commercial and commercial real estate.
Deposits
Total deposits at September 30, 2007, were $7.6 billion and decreased $131.5 million, or 2%, compared to total deposits at September 30, 2006 and $291.2 million, or 5% on an annualized basis since the prior year end. See Note 5 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2007		June 30, 2007		September 30, 2006
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$643,338	9%	$646,278	9%	$663,647	9%
NOW accounts	978,120	13	933,386	12	796,955	10
Wealth management deposits	544,944	7	530,630	7	466,455	6
Money market accounts	698,072	9	703,819	9	659,893	9
Savings accounts	298,323	4	308,321	4	312,662	4
Time certificates of deposit	4,372,651	58	4,419,962	59	4,737,229	62

Total average deposits	$7,535,448	100%	$7,542,396	100%	$7,636,841	100%

Total average deposits for the third quarter of 2007 were $7.5 billion, a decrease of $101.4 million, or 1%, over the third quarter of 2006. Total average deposits for the third quarter of 2007 were relatively unchanged from the second quarter of 2007, decreasing less than 1% on an annualized basis. These decreases result from the Company placing a lower level of reliance on customer accounts with only retail time certificates of deposit. Total time certificates of deposit represented 62% of total average deposits in the third quarter of 2006 and 58% in the third quarter of 2007.
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
Average total interest-bearing funding, from sources other than deposits and including the long-term debt — trust preferred securities, totaled $1.1 billion in the third quarter of 2007, an increase of $225.9 million compared to the third quarter of 2006 average balance of $832.6 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2007	2007	2006
Notes payable	$59,983	$52,480	$15,856
Federal Home Loan Bank advances	403,590	400,918	377,399

Other borrowings:
Federal funds purchased	43,525	45,371	5,912
Securities sold under repurchase agreements and other	226,676	224,960	115,045

Total other borrowings	270,201	270,331	120,957

Subordinated notes	75,000	75,000	80,304
Long-term debt — trust preferred securities	249,719	249,760	238,111

Total other funding sources	$1,058,493	$1,048,489	$832,627

In the first quarter of 2007, the Company amended its loan agreement with an unaffiliated bank, which increased its borrowing capacity to $101.0 million from $51.0 at December 31, 2006. The loan agreement consists of a $100.0 million revolving note and a $1.0 million note. In the second quarter of 2007, the Company amended its loan agreement, which extended the maturity on the $100.0 million revolving note from June 1, 2007 to June 1, 2008. The term on the $1.0 million note remained unchanged with a maturity on June 15, 2015. Notes payable represent the average amount outstanding on this loan agreement and during the third quarter and nine months ended September 30, 2007, the Company used this borrowing facility to fund common stock repurchases, to add capital to the Banks and for other general corporate purposes. The balance of notes payable as of September 30, 2007, was $71.9 million.
Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the Banks and short-term borrowings from brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the Banks, their customers and the Banks’ operating subsidiaries. The balance of securities sold under repurchase agreements as of September 30, 2007, was $269.2 million.
In May 2006, in connection with the acquisition of Hinsbrook Bank, the Company increased its outstanding subordinated notes with the funding of a $25.0 million subordinated note with the holder of the other subordinated notes with substantially similar terms as the other subordinated notes. The average balance in the third quarter of 2006 reflects the subordinated note that was on Hinsbrook’s balance sheet, which was redeemed in August 2006. Subordinated notes totaled $75.0 million as of September 30, 2007.

In September 2006, the Company issued $51.5 million of long-term debt – trust preferred securities through Wintrust Capital Trust IX and redeemed $32.0 million of long-term debt – trust preferred securities previously issued through Wintrust Capital Trust I.
See Notes 6 and 7 of the Financial Statements presented under Item 1 of this report for details of period end balances of these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2007 as compared to December 31, 2006.
Shareholders’ Equity
Total shareholders’ equity was $722.0 million at September 30, 2007, reflecting a decrease of $41.3 million since September 30, 2006 and a decrease of $51.4 million since the end of 2006. The significant decrease from December 31, 2006, was the result of $91.4 million of common stock repurchases and a $5.5 million increase in unrealized net losses from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, partially offset by the retention of $32.2 million of earnings (net income of $40.0 million less dividends of $7.8 million), $8.3 million credited to surplus for stock-based compensation costs, and an approximate $5.0 million increase from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	June 30,	September 30,
	2007	2007	2006
Leverage ratio	7.8%	7.9%	8.3%
Tier 1 capital to risk-weighted assets	8.8	9.2	9.9
Total capital to risk-weighted assets	10.4	10.8	11.5
Total average equity-to-total average assets *	7.6	7.7	7.9

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The issuances of additional common stock, additional trust preferred securities or subordinated debt are the primary forms of capital that are considered as the Company evaluates its capital position. The Company’s goal is to support the continued growth of the Company and to meet the well-capitalized total capital-to-risk-weighted assets ratio with these new issuances of regulatory capital. As indicated in Note 7 to the Financial Statements presented under Item 1 of this report, in September 2006, the Company issued $51.5 million of long-term debt – trust preferred securities and used the proceeds to redeem $32.0 million of 9.00% fixed-rate long-term debt – trust preferred securities. In addition, on October 25, 2005, the Company signed a $25.0 million subordinated note agreement, which was funded in the second quarter of 2006 to fund the acquisition of Hinsbrook Bank. See Note 6 to the financial statements presented under Item 1 of this report for further information on the terms of this note.
In January and July 2007, Wintrust declared a semi-annual cash dividend of $0.16 per common share. In January and July 2006, Wintrust declared semi-annual cash dividends of $0.14 per common share. The dividend payout ratio (annualized) was 15.1% for the first nine months of 2007 and 10.5% for the first nine months of 2006. The Company targets an earnings retention ratio of approximately 90% to support continued growth.

In July 2006, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s outstanding common stock over 18 months. As of April 30, 2007, the Company repurchased a total of approximately 1.8 million shares at an average price of $45.74 per share under the July 2006 share repurchase plan. On April 30, 2007, the Company announced that its Board of Directors terminated the prior plan and authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. The Company began to repurchase shares under the new plan in July 2007 and has repurchased 989,000 shares at an average price of $37.60 per share through November 8, 2007.
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
Contingencies
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions.
During the third quarter of 2007, the liability for estimated losses on repurchase and indemnification was charged approximately $5.5 million for estimated losses related to recourse obligations on residential mortgage loans sold to investors. These estimated losses primarily related to mortgages obtained through wholesale channels which experienced early payment defaults. Repurchase or indemnification requests for early payment defaults are typically received within 90-120 days subsequent to sale. The Company substantially modified its product offerings in the second quarter of 2007 in an effort to reduce the risk associated with these contingencies.

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$47,392	$44,596	$46,055	$40,283

Provision for credit losses	4,365	1,885	8,662	5,165

Allowance acquired in business combinations	—	—	—	3,852

Charge-offs:
Commercial and commercial real estate loans	2,239	715	4,929	2,793
Home equity loans	—	11	133	33
Residential real estate loans	—	49	147	81
Consumer and other loans	65	63	463	253
Premium finance receivables	625	925	1,760	1,948
Indirect consumer loans	247	223	527	395
Tricom finance receivables	102	25	152	25

Total charge-offs	3,278	2,011	8,111	5,528

Recoveries:
Commercial and commercial real estate loans	82	529	1,498	766
Home equity loans	—	—	60	22
Residential real estate loans	—	—	—	—
Consumer and other loans	37	53	100	136
Premium finance receivables	115	125	366	398
Indirect consumer loans	44	56	124	139
Tricom finance receivables	—	—	3	—

Total recoveries	278	763	2,151	1,461

Net charge-offs	(3,000)	(1,248)	(5,960)	(4,067)

Allowance for loan losses at period-end	$48,757	$45,233	$48,757	$45,233

Allowance for lending-related commitments at period-end	$457	$491	$457	$491

Allowance for credit losses at period-end	$49,214	$45,724	$49,214	$45,724

Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.21%	0.02%	0.11%	0.08%
Home equity loans	—	0.01	0.02	—
Residential real estate loans	—	0.05	0.06	0.03
Consumer and other loans	0.11	0.04	0.51	0.16
Premium finance receivables	0.16	0.32	0.15	0.22
Indirect consumer loans	0.32	0.28	0.22	0.15
Tricom finance receivables	1.30	0.25	0.59	0.08

Total loans, net of unearned income	0.17%	0.08%	0.12%	0.09%

Net charge-offs as a percentage of the provision for credit losses	68.72%	66.22%	68.81%	78.74%

Loans at period-end			$6,808,359	$6,330,612
Allowance for loan losses as a percentage of loans at period-end			0.72%	0.71%
Allowance for credit losses as a percentage of loans at period-end			0.72%	0.72%

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
The provision for credit losses totaled $4.4 million for the third quarter of 2007 and $1.9 million for the third quarter of 2006. For the quarter ended September 30, 2007, net charge-offs totaled $3.0 million, an increase from the $1.2 million of net charge-offs recorded in the same period of 2006. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.17% in the third quarter of 2007 and 0.08% in the third quarter of 2006.
On a year-to-date basis, the provision for credit losses totaled $8.7 million for the first nine months of 2007 and $5.2 million for the first nine months of 2006. Net charge-offs totaled $6.0 million for the first nine months of 2007, an increase from the $4.1 million of net charge-offs recorded in the same period of 2006. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.12% in the first nine months of 2007 and 0.09% in the first nine months of 2006.
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

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2006	2006

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity (1)	$85	$755	$308	$970
Commercial, consumer and other	2,207	279	8,454	4,395
Premium finance receivables	7,204	5,162	4,306	4,618
Indirect consumer loans	279	176	297	462
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	9,775	6,372	13,365	10,445

Non-accrual loans:
Residential real estate and home equity (1)	4,465	5,712	1,738	2,458
Commercial, consumer and other	20,452	12,558	12,959	14,332
Premium finance receivables	11,400	9,406	8,112	6,352
Indirect consumer loans	592	500	376	741
Tricom finance receivables	174	274	324	349

Total non-accrual	37,083	28,450	23,509	24,232

Total non-performing loans:
Residential real estate and home equity (1)	4,550	6,467	2,046	3,428
Commercial, consumer and other	22,659	12,837	21,413	18,727
Premium finance receivables	18,604	14,568	12,418	10,970
Indirect consumer loans	871	676	673	1,203
Tricom finance receivables	174	274	324	349

Total non-performing loans	46,858	34,822	36,874	34,677

Other real estate owned	1,834	1,504	572	1,165

Total non-performing assets	$48,692	$36,326	$37,446	$35,842

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity (1)	0.52%	0.75%	0.23%	0.36%
Commercial, consumer and other	0.52	0.30	0.51	0.46
Premium finance receivables	1.44	1.12	1.07	1.04
Indirect consumer loans	0.34	0.27	0.27	0.49
Tricom finance receivables	0.52	0.80	0.74	0.86

Total non-performing loans	0.69%	0.52%	0.57%	0.55%

Total non-performing assets as a percentage of total assets	0.51%	0.39%	0.39%	0.38%

Allowance for loan losses as a percentage of non-performing loans	104.05%	136.10%	124.90%	130.44%

(1)
Nonaccrual residential mortgage loans held for sale are excluded from the nonaccrual balances presented above. These balances totaled $2.2 million as of September 30, 2007. Residential mortgage loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to non-interest income.

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $4.6 million as of September 30, 2007. The balance increased $2.5 million from December 31, 2006 and increased $1.1 million from September 30, 2006. This category of non-performing loans consists of 14 individual credits representing 10 home equity loans and four residential real estate loans. The average balance of loans in this category is approximately $325,000. On average, this is less than one residential real estate loan and one home equity loan per chartered bank within the Company and management believes the control and collection of these loans is very manageable. Each non-performing credit is well secured and in the process of collection. Management does not expect any material losses from the resolution of any of the credits in this category.

Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $22.7 million as of September 30, 2007. The balance in this category increased $1.2 million from December 31, 2006 and increased $3.9 million from September 30, 2006. Management does not expect any material losses from the resolution of any of the relatively small number of credits in this category.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	September 30,	June 30,	September 30,
(Dollars in thousands)	2007	2007	2006

Non-performing premium finance receivables	$18,604	$14,568	$10,970
- as a percent of premium finance receivables outstanding	1.44%	1.12%	1.04%
Net charge-offs of premium finance receivables	$510	$477	$800
- annualized as a percent of average premium finance receivables	0.16%	0.15%	0.32%

The level of non-performing premium finance receivables as a percent of total premium finance receivables is higher than the levels reported at September 30, 2006 and at June 30, 2007. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $871,000 at September 30, 2007, compared to $673,000 at December 31, 2006 and $1.2 million at September 30, 2006. The ratio of these non-performing loans to total indirect consumer loans was 0.34% at September 30, 2007 compared to 0.27% at December 31, 2006 and 0.49% at September 2006. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.32% for the quarter ended September 30, 2007 compared to 0.28% in the same period in 2006. The level of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.

Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in identifying Problem Loan Report loans as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated to each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of September 30, 2007, June 30, 2007, and September 30, 2006 totaled $140.7 million, $120.9 million and $90.2 million, respectively. The increase from September 30, 2006 to September 30, 2007 is primarily a result of Problem Loan Report credits related to Hinsbrook Bank. The increase from June 30, 2007 to September 30, 2007 is primarily a result of non-Hinsbrook Bank Problem Loan Report credits in the commercial and commercial real estate loan category. Management believes these loans are performing and, accordingly, does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.
LIQUIDITY
Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The liquidity to meet these demands is provided by maturing assets, liquid assets that can be converted to cash and the ability to attract funds from external sources. Liquid assets refer to money market assets such as Federal funds sold and interest bearing deposits with banks, as well as available-for-sale debt securities which are not pledged to secure public funds.
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

Standard gap analysis reflects contractual repricing information for assets, liabilities and derivative financial instruments. The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions as of September 30, 2007:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$62,297	—	—	—	62,297
Interest-bearing deposits with banks	9,740	—	—	—	9,740
Available-for-sale securities	195,505	266,157	318,711	755,654	1,536,027

Total liquidity management assets	267,542	266,157	318,711	755,654	1,608,064
Loans, net of unearned income (1)	3,747,228	1,609,005	1,405,979	151,098	6,913,310
Other earning assets	25,150	—	—	—	25,150

Total earning assets	4,039,920	1,875,162	1,724,690	906,752	8,546,524
Other non-earning assets	—	—	—	918,590	918,590

Total assets (RSA)	$4,039,920	1,875,162	1,724,690	1,825,342	9,465,114

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$4,001,238	2,147,028	769,473	2,111	6,919,850
Federal Home Loan Bank advances	3,000	12,692	182,500	210,000	408,192
Notes payable and other borrowings	271,106	71,900	—	—	343,006
Subordinated notes	75,000	—	—	—	75,000
Long-term debt – trust preferred securities	191,916	6,241	51,547	—	249,704

Total interest-bearing liabilities	4,542,260	2,237,861	1,003,520	212,111	7,995,752
Demand deposits	—	—	—	658,214	658,214
Other liabilities	—	—	—	89,175	89,175
Shareholders’ equity	—	—	—	721,973	721,973

Effect of derivative financial instruments: (3)
Interest rate swaps (Company pays fixed, receives floating)	(175,000)	—	85,000	90,000	—
Interest rate swap (Company pays floating, receives fixed)	—	—	—	—	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$4,367,260	2,237,861	1,088,520	1,771,473	9,465,114

Repricing gap (RSA – RSL)	$(327,340)	(362,699)	636,170	53,869
Cumulative repricing gap	$(327,340)	(690,039)	(53,869)	—

Cumulative RSA/Cumulative RSL	93%	90%	99%
Cumulative RSA/Total assets	43%	62%	81%
Cumulative RSL/Total assets	46%	70%	81%

Cumulative GAP/Total assets	(3)%	(7)%	(1)%
Cumulative GAP/Cumulative RSA	(8)%	(12)%	(1)%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and are included in 0-90 days.

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

One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at September 30, 2007, December 31, 2006 and September 30, 2006, is as follows:

	+ 200	+ 100	- 100		- 200
	Basis	Basis	Basis		Basis
	Points	Points	Points		Points

Percentage change in net interest income due to an immediate 100 and 200 basis point shift in the yield curve:
September 30, 2007	5.6%	2.6%	(4.7	) %	(9.7	) %
December 31, 2006	4.6%	1.7%	(2.0	) %	(7.2	) %
September 30, 2006	9.2%	7.6%	2.4%		1.6%

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
During the first nine months of 2007, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses the covered call option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to mitigate the effects of net interest margin compression and increase the total return associated with the related securities. Although the revenue received from the covered call options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these covered call options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions as the call options may expire without being exercised, and the Company would continue to own the underlying fixed rate securities. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2007.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. This repurchase authorization replaced the 2.0 million share repurchase plan announced in July 2006. Following is a summary of the stock repurchases made during the third quarter of 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

July 1 — July 31	261,469	$39.43	261,000	739,000
August 1 — August 31	318,384	40.43	318,000	421,000
September 1 — September 30	—	—	—	421,000

Total	579,853	$39.98	579,000

All shares repurchased were made in open market trades except for 853 shares which were repurchased at an average price of $41.00 per share under the Company’s Stock Incentive Plan to satisfy tax withholding obligations associated with restricted share awards.

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
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2007	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)