Form 10-K
period 2007-12-31
WINTRUST FINANCIAL CORP
filed 2008-02-29
CIK 1015328

2007—Weathering the Perfect Banking Storm

What Can Wintrust Do?
Treasury Management

•	Retail & Wholesale Lockbox

•	On-Line Lockbox (iBusinessPay)

•	On-Line Banking & Reporting (iBusinessBanking)

•	Remote Deposit Capture (iBusinessCapture)

•	Merchant Card Program

•	Payroll Services (CheckMate)

•	ACH & Wire Transfer Services

•	International Banking Services
Commercial Lending

•	Lending limit of greater than $180 million

•	Commercial & Industrial (Asset Based) Lending

•	Commercial Real Estate, Mortgages & Construction

•	Lines of Credit

•	Letters of Credit

•	Property & Casualty Insurance Premium Financing

•	Life Insurance Financing
Retail Banking

•	Footprint of 15 chartered banks and 77 facilities

•	Deposit Products

•	Home Equity and Installment Loans

•	Residential Mortgages
Wealth Management

•	Asset Management (Individual & Institutional)

•	Financial Planning

•	Brokerage

•	Retirement Plans (Business)

•	Trust & Estate Services (Corporate & Personal)
Specialized Financial Services for:

•	Aircraft Owners

•	Building Management Companies

•	Condominium & Homeowner Associations

•	Insurance Agents & Brokers

•	Municipalities & School Districts

•	Physicians, Dentists and other medical personnel

•	Temporary Staffing & Security Companies
Contents

2	Selected Financial Trends
3	Selected Financial Highlights
4	To Our Fellow Shareholders
8	Overall Financial Performance
10	Our Banking and Wealth Management Locations
11	Our Other Locations and Our Brands
12	Banking Update
14	Update on Our Other Companies
18	Growth and Earnings Strategies
23	Beginning of Financial Review Section
24	Management’s Discussion and Analysis
58	Consolidated Financial Statements
62	Notes to Consolidated Financial Statements
95	Reports of Internal Control
97	Report of Independent Auditors
98	Annual Report on Form 10-K
124	Exhibits
127	Signatures
128	Corporate Locations
132	Corporate Information
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Auditors
Certification of Chief Executive Officer
Certification of the Chief Financial Officer
Section 906 Certification

We have always had a policy of presenting our goals, objectives and financial results in an up front manner to our shareholders. In this annual report, we are confirming our policy of reporting thoroughly the financial results, accounting policies and objectives of Wintrust Financial Corporation and our operating subsidiaries.

Selected Financial Trends

Total Assets
(end of year)
$10,000M
9,000
8,000
7,000
6,000
5,000
4,000
3,000
2,000
1,000
2003 2004 2005 2006 2007

Earnings Per Share
(diluted)
$3.00
2.50
2.00
1.50
1.00
0.50
2003 2004 2005 2006 2007

Net Revenue
$350M
300
250
200
150
100
50
2003 2004 2005 2006 2007

Net Income
(000's)
$70,000
60,000
50,000
40,000
30,000
20,000
10,000
2003 2004 2005 2006 2007

Non-Interest Income
(000's)
$100,000
80,000
60,000
40,000
20,000
2003 2004 2005 2006 2007

Core Net Interest Margin
4.00%
3.50
3.00
2.50
2.00
1.50
1.00
0.50
2003 2004 2005 2006 2007

Book Value Per Common Share
$35.00
$30.00
25.00
20.00
15.00
10.00
5.00
2003 2004 2005 2006 2007

Return on Average Equity
15.0%
12.5
10.0
7.5
5.0
2.5
2003 2004 2005 2006 2007

Total Deposits
(end of year)
$8,000M
7,000
6,000
5,000
4,000
3,000
2,000
1,000
2003 2004 2005 2006 2007

Note: M=Million

2	Wintrust Financial Corporation

Selected Financial Highlights

	Years Ended December 31,
	2007	2006	2005	2004	2003
		(dollars in thousands, except per share data)
Selected Financial Condition Data (at end of year):
Total assets	$9,368,859	$9,571,852	$8,177,042	$6,419,048	$4,747,398
Total loans	6,801,602	6,496,480	5,213,871	4,348,346	3,297,794
Total deposits	7,471,441	7,869,240	6,729,434	5,104,734	3,876,621
Notes payable	60,700	12,750	1,000	1,000	26,000
Federal Home Loan Bank advances	415,183	325,531	349,317	303,501	144,026
Subordinated notes	75,000	75,000	50,000	50,000	50,000
Junior subordinated debentures	249,662	249,828	230,458	204,489	96,811
Total shareholders’ equity	739,555	773,346	627,911	473,912	349,837

Selected Statements of Operations Data:
Net interest income	$261,550	$248,886	$216,759	$157,824	$120,492
Net revenue (1)	341,638	340,118	310,316	243,276	193,084
Net income	55,653	66,493	67,016	51,334	38,118
Net income per common share — Basic	2.31	2.66	2.89	2.49	2.11
Net income per common share — Diluted	2.24	2.56	2.75	2.34	1.98
Cash dividends declared per common share	0.32	0.28	0.24	0.20	0.16

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin	3.11%	3.10%	3.16%	3.17%	3.20%
Core net interest margin(2)	3.38	3.32	3.37	3.31	3.32
Non-interest income to average assets	0.85	1.02	1.23	1.57	1.76
Non-interest expense to average assets	2.57	2.56	2.62	2.86	2.98
Net overhead ratio (3)	1.72	1.54	1.39	1.30	1.22
Efficiency ratio (4)	71.06	66.96	63.97	64.45	63.52
Return on average assets	0.59	0.74	0.88	0.94	0.93
Return on average equity	7.64	9.47	11.00	13.12	14.36

Average total assets	$9,442,277	$8,925,557	$7,587,602	$5,451,527	$4,116,618
Average total shareholders’ equity	727,972	701,794	609,167	391,335	265,495
Ending loan-to-deposit ratio	91.0%	82.6%	77.5%	85.2%	85.1%
Average loans to average deposits ratio	90.1	82.2	83.4	87.7	86.4
Average interest earning assets to average interest bearing liabilities	106.93	107.78	108.83	109.89	109.68

Asset Quality Ratios:
Non-performing loans to total loans	1.06%	0.57%	0.50%	0.43%	0.72%
Non-performing assets to total assets	0.81	0.39	0.34	0.29	0.51
Allowance for credit losses(5) to:
Total loans	0.75	0.72	0.78	0.79	0.77
Non-performing loans	70.81	126.14	155.69	184.13	107.59

Common Share Data at end of year:
Market price per common share	$33.13	$48.02	$54.90	$56.96	$45.10
Book value per common share	$31.56	$30.38	$26.23	$21.81	$17.43
Common shares outstanding	23,430,490	25,457,935	23,940,744	21,728,548	20,066,265

Other Data at end of year:
Number of:
Bank subsidiaries	15	15	13	12	9
Non-bank subsidiaries	8	8	10	10	7
Banking offices	77	73	62	50	36

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the effect of the net interest expense associated with the Company’s junior subordinated debentures and the interest expense incurred to fund common stock repurchases.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

2007 Annual Report	3

To Our Fellow Shareholders

Welcome to Wintrust Financial Corporation’s 2007 annual report. We thank you for being a shareholder.
Market Headwinds
For the first 14 years of Wintrust’s existence, our community bank philosophy and related customer service levels produced a company that enjoyed growth rates substantially above industry standards. We committed the capital and a lot of hard work to take advantage of a banking industry that seemed to be turning its back on providing good old fashioned customer service. However, in 2007, management decided to temporarily suspend historical growth patterns due to a number of environmental factors that limited profitable growth.
As we noted in our 2006 Annual Report, the banking environment was characterized by a disadvantageous inverted yield curve, a loosened lending environment devoid of credit spreads and substantial market liquidity. This resulted in intense price competition. In essence, profitable growth at acceptable risk levels was taken away – a tough occurrence for all banks but especially a growth - oriented bank such as ours. It also seemed apparent that a negative credit cycle was soon to be upon us as we continued to see loan deals get done by many different competitors with what we considered unacceptable underwriting terms.
This seems to be the “perfect storm” that formed throughout the past two years in the banking and financial services industry. The environment has produced strong headwinds for almost everyone in the banking sector.
Our Response and Strategies in Place
Our response to the unfavorable environment was to stay committed to our core loan underwriting standards and not sacrifice our asset quality or pricing standards simply to grow outstanding loan balances and short-term profits. Our sincere belief is that if a bank forsakes credit quality in the short run, it will ultimately give back all of the short-term profits many times over in the form of credit losses down the road. Accordingly, since the marketplace was not allowing for profitable growth within acceptable risk parameters, we made a conscious decision to not commit the Company’s capital to growth that did not produce acceptable returns. Rather, we decided to allocate our capital to growing our younger banks and actually shrinking the larger banks by allowing high cost non-core customer relationships to exit. By slowing the growth, we were able to use excess capital to repurchase common stock – an investment that we think was sound given the alternatives.
Just as it may take sailors slightly longer to get to their destination when facing headwinds, we have not sacrificed our long-term growth for short-term profit strategies. We believe that we are sitting in an advantageous spot due to our strategic measures taken during 2007. We maintained our strict adherence to our high core loan underwriting standards, focused more heavily on deposit pricing discipline, worked to shift our deposit mix to be less dependent on higher cost fixed-rate certificates of deposit (“CDs”), and focused more on expense control.
We say we believe we are in an advantageous spot because we think that those banks that stayed true to their credit underwriting standards over the past few years will not be burdened by troubled loan portfolios going forward. We think we are one of those banks who have kept our “powder dry” to fight the ongoing battle and take advantage of future opportunities.
Wintrust is now positioned to resume its previously successful growth strategies. We believe that 2008 will be a year of opportunities on the lending side of the business as many banks are fighting credit issues. Market liquidity has dried up to a certain extent and there has been much disruption in Chicago banking due to several local bank acquisitions. In fact, at year-end 2007, our loan-to-deposit ratio was north of 90% making us “asset driven” again. Being asset driven allows us to get more aggressive on growing the franchise while also allowing for the sale of excess asset generation to take place thereby augmenting income.
Make no mistake, our overall core strategies have remained the same over the years except for this temporary change in tactics. It is our hope that when this credit cycle is over, our investments in the Company’s core strategies

4	Wintrust Financial Corporation

will payoff over the long term with a greater base to generate earnings and increased franchise value to shareholders. We have a resolute interest in growing earnings and our balance sheet for all of our franchises — but only if we can do so in a safe and sound manner.
Credit — Back to Normal
We believe our consistent underwriting standards are geared towards incurring credit losses in the range of 20-30 basis points of average loans which was generally our history from 1991 to 2003. The last few years have been extraordinarily good from a credit loss perspective and our loss ratios have been below the expected range. However, as we have indicated before, we believe the current credit cycle may result in loss ratios closer to pre-2004 levels. In providing you with our best estimates, we are keenly aware that these are uncertain times and no one is larger than the market. The banking business is one where we take measured risks every day through investments in loans and other earning assets. The key is to control the risk and get paid an appropriate amount for taking such risk. We truly believe that we have always maintained consistent underwriting standards that should control risk and limit losses to acceptable levels.
Mortgage Market Turmoil — How We Weathered the Storm
Surely you have all heard or read about the huge problems experienced by the mortgage industry as a whole in 2007. During 2007, our Company originated in excess of $1.9 billion of mortgage loans. We sell the majority of those long-term fixed rate loans to the secondary market in order to reduce interest rate risk. As a condition to selling those loans, we generally retain certain recourse obligations in the event of early payment defaults, misrepresentation of warranties and other matters. As a result of the rapid change in the dynamics of the marketplace, we recorded losses related to those recourse obligations and valuations of mortgages held for sale of approximately $4 million, after-tax. To put this into perspective, this is only about one quarter of one percent of the amount of loans originated. Although we are obviously not pleased with any loss, we do believe it was relatively insignificant compared to the total amount originated during the year. However, we have revised our underwriting standards to limit the exposure to this type of loss in the future. Separately, we are optimistic about the mortgage market in 2008. The lower rate environment that we are currently experiencing should drive more origination volume from customers refinancing their existing mortgages. We continue to add mortgage personnel throughout our banking locations which should help increase mortgage loan production during 2008.
Net Interest Margin Challenges
The Company’s net interest margin remained stable in 2007, with an actual uptick of one basis point to 3.11%. Our core net interest margin, which excludes interest expense associated with Wintrust’s junior subordinated debentures and the interest expense incurred to fund common stock repurchases, increased six basis points to 3.38%.
The interest margin challenges faced by all banks in 2007 are well known: loan pricing pressures, rate cuts by the Federal Reserve and a yield curve not quite recovered from its recent inversion. However, the Company took necessary steps to lower its cost of funds with better deposit pricing discipline and rebalancing its deposit mix from higher cost fixed-rate savings vehicles such as CDs to lower rate savings vehicles like money market, savings and NOW accounts. At the same time, industry underwriting and lending terms appear to be returning to the “norm.” The return of credit spreads and sound underwriting standards in the industry should allow us to better compete on a variety of lending opportunities, while still allowing us to be

2007 Annual Report	5

compensated for our time and risk. However, despite some of these encouraging signs, progress made could very well be offset by the margin compression caused by continued rate cuts by the Federal Reserve Bank.
Repurchasing Shares of Common Stock
Beginning in the later half of 2006, the Company began to repurchase its common shares under plans approved by the Board of Directors. Given declining stock price multiples in the banking sector and our decision to slow growth due to unacceptable market conditions, we thought the repurchase of our shares was a sound investment. In total, since the July 2006 Board authorization, we have repurchased approximately 2.8 million shares at an average price under $43 per share. Accordingly, approximately 11% of the common shares of the Company have been repurchased.
In January 2008, the Company authorized the repurchase of up to another one million shares of our common stock. Our decision to continue our share repurchase program demonstrates the Company’s confidence in its long-term growth and commitment towards building shareholder value. Going forward, we will be selective in repurchasing shares while monitoring growth during the year and making sure we maintain sufficient capital to support growth opportunities.

In the Big Bank Feeding Frenzy – Who Really Loses?
There Is Power
In Our Numbers
WINTRUST
FINANCIAL
A school of financial services synchronized for your business.

Our Newest Addition to the Family
On November 1, 2007, the Company announced the completion of its acquisition of 100% of the ownership interests of Broadway Premium Funding Corporation (“Broadway”). Broadway was founded in 1999 and had approximately $60 million of premium finance receivables outstanding at the date of acquisition. Broadway provides financing for commercial property, casualty and professional insurance premiums, mainly through insurance agents and brokers in the northeastern portion of the United States and California. Broadway, now a subsidiary of the Company’s FIRST Insurance Funding (“FIRST”) premium finance unit, expands the footprint of our commercial premium finance receivables niche and serves a segment of small- to mid-sized businesses not previously covered by FIRST. We welcome the Broadway team to the Wintrust family and are excited about the growth opportunities that exist in their niche of the premium finance market.
The Big Banks and Merger Mania
Over the course of 2007, there were a couple of highly publicized bank mergers that affected the markets where our current banks compete. This creates a beneficial environment for the Company as mergers and acquisitions set money in motion. Suddenly, a client that used to be a big fish in a small pond at one of the acquired institutions sees the pond increase in size comparable to an ocean.
Wintrust is uniquely positioned to capture not only retail customers, but new commercial clients as well. Our philosophy of providing the same or better big bank products, coupled with community bank service we are known for, is ideal for this opportunity. We get back to our bread-and-butter and key differentiator, allowing us to position ourselves as having the best customer service around.
As a result, we have gone on the offensive and begun to use the Wintrust brand for the first time in the commercial banking landscape. This includes advertisements, direct mail and other marketing collateral. We hope you enjoy the many Wintrust

6	Wintrust Financial Corporation

commercial customers featured in the “Client Profiles” or in the “Clients Having It All’ sections appearing throughout this Annual Report.
Our Key Advantage of Service, Service, Service
As we have continually stated, our key advantage is our people. Our dedicated staff constantly carries forward our mantra of “Service, Service, Service”.
Our decentralized management approach allows senior management at each franchise to manage their company and their employees. These employees are the key to our success. Our clients and customers truly appreciate the unparalleled service that our valued employees provide.
Giving Thanks
As is customary in our letter to shareholders we feel a debt of gratitude and feel some “thank yous” are in order. Let’s start by thanking our leadership teams—our management and directors. Your stewardship and efforts are an important reason for our success. Thank you.
And then let’s thank our employees and welcome those who recently joined our Wintrust team, either from our acquisition of Broadway Premium Funding, or the launch of one of our new bank facilities, or by joining an existing member of our family. As previously mentioned, our dedicated employees provide our clients and customers the best service around. Thank you.
Thanks as well to our shareholders for keeping us focused on what we do best — growing our franchises by delivering products uniquely positioned to meet the financial needs of consumers with the key differentiator of service.
And finally, thank you to our clients and customers — banking, lending, mortgage, wealth management, premium finance, employment agencies — for trusting us to deliver our products and services. Without you, we don’t exist. Thank you.
In Summary
Muhammad Ali coined a phrase that we think is applicable to our current state of mind as a Company. He developed a strategy he called, “Rope-a-Dope,” with the idea to lie on the ropes of a boxing ring, conserve energy and allow the opponent to strike him repeatedly in hopes of making him tire and open up weaknesses to exploit for the inevitable counterattack, which would eventually lead to victory.
We see 2007 as a year of “conserving energy” and are poised to “push off the ropes” with “gloves off” as we hopefully are quick to come out of the current credit cycle and yield environment.
Your continued support of our business is greatly appreciated and we are excited about making 2008 a good year for the Company. Please enjoy the rest of our 2007 Annual Report. We hope to see you at our Annual Meeting, to be held on Thursday, May 22, 2008 at 10:00a.m. It will be held at the Deer Path Inn located at 255 East Illinois Road in Lake Forest, Illinois.
Sincerely,

John S. Lillard	Edward J. Wehmer	David A. Dykstra
Chairman	President &	Senior Executive Vice President &
	Chief Executive Officer	Chief Operating Officer

2007 Annual Report	7

Overall Financial Performance

In 2007, total assets remained relatively unchanged from 2006, and earnings suffered due to a challenging interest rate environment and other market conditions previously discussed. However, the Company did achieve a record level of loans as we surpassed the $6.8 billion mark.
Core Growth
Though growth was not at the level our shareholders have come to expect, our core balance sheet remains strong. Total assets of $9.4 billion were near our 2006 record of $9.6 billion. Furthermore, the Company has doubled in size in a five-year period, which is a substantial achievement, especially in the competitive financial services industry.
Earnings per diluted share decreased to $2.24 in 2007 from $2.56 in 2006. Shareholders’ equity also decreased as a consequence of the repurchase of our common shares. The amount of treasury stock increased substantially from 2006 as the Company continued to repurchase shares, a demonstration of our belief that our stock was undervalued and represented a good investment relative to other investment alternatives. Despite the treasury stock purchases, book value per common share increased by $1.18, or 3.9%, to $31.56.
Net Revenue
Overall net revenue, which includes net interest income and non-interest income, increased 0.4% to $341.6 million. Our net interest margin remained relatively stable at 3.11% in 2007, up one basis point from the prior year, as we continued to face extremely competitive loan and deposit pricing pressures.
Most banking institutions, ours included, have been affected by the inverted yield curve. When long-term interest rates are lower than short-term interest rates, it squeezes the spread between interest earned on our assets and interest paid on liabilities. While the curve has been begun to move toward a “normal” positive-sloping shape, the Federal Reserve Bank’s rate cuts make for a complicated operating environment. Lower interest rates are generally not favorable to community bank organizations because interest spreads get compressed. Rates on lower cost deposits generally can not be lowered as much as the Federal Reserve’s rate cuts. Asset yields, however, are not so constrained. To counteract deposit pricing pressures, the Company has begun to make progress in shifting its mix of retail deposits away from high-rate CDs into lower cost, variable-rate NOW, money market and wealth management deposits.
Our other main source of revenue, non-interest income, fell 12.2% in 2007 to $80.1 million. The decrease was primarily attributed to $8.5 million less of trading income recognized on interest rate swaps in 2006 and a decline in mortgage banking revenue of $7.5 million. Offsetting these two large decreases were the BOLI death benefit recorded in the third quarter of 2007, the gain recognized on the Company’s investment in an unaffiliated bank holding company that was acquired by another bank holding company and the gain recognized on the sale of Company owned land.
Asset Quality
At December 31, 2007, non-performing assets were $75.7 million, or 0.81%, of total assets, compared to $37.4 million, or 0.39%, of total assets at December 31, 2006. The increase in non-performing assets is concentrated in three credit relationships. These relationships are being carefully monitored with work-out plans in process.
We believe our consistent underwriting standards are geared towards incurring credit losses in the range of 20-30 basis
Clients Having It All

“You have all the parts for our commercial banking needs. By understanding what we are trying to do as a business, you know what needs to get done, and you take care of it quickly for us.”
          — Brian and Greg Panek, Panek Precision
“I switched from my old bank to a Wintrust Community Bank because they provide personal service, they’re always available and — most importantly — they understand the business.”
     — Marc Kresmery, Marc Kresmery Construction LLC

8	Wintrust Financial Corporation

points, which was generally our history from 1991 to 2003. The last few years have been extraordinarily good from a credit loss perspective. As we have indicated before, we believe the current credit cycle may result in loss ratios closer to pre-2004 levels. Both non-performing assets and net charge-offs increased in 2007, but are at levels that are within acceptable operating ranges and are as expected. Sound asset quality has always been a basic operating tenet for us and we are committed to maintaining a good quality loan portfolio. As mentioned earlier, we believe the current credit cycle may result in higher loss ratios in 2008, but hopefully only back to the historical levels we experienced prior to 2004. We believe that the allowance for loan losses is adequate to provide for inherent losses in the portfolio.
Dividend Payouts
In January and July of 2007, our Board of Directors approved semiannual cash dividends of $0.16 per share of outstanding common stock. These dividends were paid in February and August. This annualized cash dividend of $0.32 per share represented a 14% increase over the per share common stock dividends paid during 2006.
And in January 2008, our Board approved a semi-annual cash dividend of $0.18 per share of outstanding common stock. The dividend was paid on February 21, 2008, to shareholders of record as of February 7, 2008. This cash dividend, on an annualized basis, represents a 13% increase over the per share common stock dividends paid during 2007. Following is a historical summary of our increasing dividend distributions:

	Diluted	Dividend	Dividend
Year	Earnings	Per Share	Payout Ratio

2007	$2.24	$0.320	14.3%
2006	2.56	0.280	10.9
2004	2.75	0.240	8.7
2003	2.34	0.200	8.5
2002	1.98	0.160	8.1
2001	1.60	0.120	7.5

While we have increased our dividend every year since we initiated payment of dividends, we continue to retain the majority of our earnings to fund future growth and to build a strong, long-term franchise. Although the payment of future dividends will be subject to our Board’s periodic review of the financial condition, earnings, and capital requirements of the Company, it is our present intent to continue paying regular semiannual cash dividends.
Clients Having It All

“I switched from my old bank because you make banking the way it used to be — I get personal service, even though I am hundreds of miles away. Wintrust is more flexible than the larger banks, with tailored products and services that fit my needs.”
     — John Petrakis, McDonald’s Owner/Operator, Orlando, FL

2007 Annual Report	9

Our Banking and Wealth Management Locations

Wisconsin
Illinois
Madison, WI
Appleton, WI (WH Office)
Milwaukee
Town Bank
94
State Bank of The Lakes
Lake
Boone
McHenry
Libertyville Bank & Trust
Lake Forest Bank & Trust
90
Crystal Lake Bank & Trust
Barrington Bank & Trust
Northbrook Bank & Trust
DeKalb
North Shore Community Bank & Trust
Village Bank & Trust
Advantage National Bank
Kane
DuPage
Cook
88
St. Charles Bank & Trust
Wheaton Bank & Trust
La Salle
Hinsdale Bank & Trust
355
Beverly Bank & Trust
Kendall
Will
55
LEGEND
Main Bank
Bank Branch
Planned Bank Branch Expansion
Wayne Hummer Wealth Management Headquarters
Wealth Management Office Inside Bank
City of Chicago
80
Old Plank Trail Community Bank
57

10	Wintrust Financial Corporation

Our Other Locations and Our Brands

FIRST Insurance/Broadway Premium Finance, Tricom Funding, and WestAmerica Mortgage Distribution

Headquarters:
FIRST Insurance
Tricom Funding
WestAmerica Mortgage
WestAmerica Branch Office
Broadway Premium Finance (a subsidiary of FIRST)
Distribution:
FIRST/Broadway, Tricom, and WestAmerica
FIRST/Broadway and Tricom
FIRST/Broadway and WestAmerica
FIRST/Broadway Only

Our Bank Brands
Our Other Brands

2007 Annual Report	11

Banking Update

Retail Banking
As we have grown over the years, many wonder how we can stay true to our community banking model. With 15 chartered banks and 77 facilities, it may seem like a challenging task to outsiders. However, our decentralized, multi-chartered approach means that our local leadership teams maintain proper focus on the communities we serve and on our customers.
In 2007, we made a renewed commitment to the customer service experience. We sent mystery shoppers to our retail facilities to gauge how well we are satisfying customer needs and implementing cross-sell initiatives. The shopping results showed that the consistency of the retail experience across our 15 chartered banks is solid, but can always be improved. In a tough interest rate environment where it does not make sense to compete on rates, we believe — more than ever before — that top-notch customer service is our strongest point of differentiation.
Below is a chart of FDIC deposit market share as of June 30, 2007, for each Wintrust main bank zip code.

Deposit
Market
	De Novo	Acquisition	Share
Bank	Opening	Date	Rank

1. Lake Forest Bank	12/91		1 (out of 10)
2. Hinsdale Bank	10/93		2 (out of 14)
3. North Shore Bank	9/94		1 (out of 7)
4. Libertyville Bank	10/95		1 (out of 9)
5. Barrington Bank	12/96		2 (out of 9)
6. Crystal Lake Bank	12/97		2 (out of 15)
7. Northbrook Bank	11/00		3 (out of 14)
8. Advantage Bank		10/03	2 (out of 15)
9. Village Bank		12/03	1 (out of 10)
10. Beverly Bank	4/04		3 (out of 9)
11. Wheaton Bank		9/04	3 (out of 19)
12. Town Bank		10/04	1 (out of 5)
13. State Bank		1/05	1 (out of 8)
14. Old Plank Bank	3/06		4 (out of 13)
15. St. Charles Bank		5/06	16 (out of 20)

With aggressive marketing, all retail locations are striving increase penetration into their markets and increase market share. The tried-and-true approach is to erode the market share of “big bank” competitors. Bank mergers and acquisitions in the Chicagoland area generally assist us in this task. We are well-positioned as a customer-centric alternative to the big banks in our markets. This positioning is central to our continued retail growth.
Indeed, as the true community banks in our markets, we provide a number of value-added services that the big banks can’t or won’t offer. From community shredding days to credit scoring seminars to events for children via our Junior Savers Club to travel clubs for our senior citizen customers, our banks are clearly more than just a place to make deposits. We are fully invested in the communities we serve, and it doesn’t just stop at the bank level. Our bankers are actively involved in their communities and local organizations, effectively putting community interests first in all they do.
Commercial Banking
In 2006, Wintrust banks enhanced the infrastructure, sales people and products to better enable us to go head–to–head with larger banks. This year proved to be an opportune time for our aggressive rollout and positioning of these services. Big banks were swallowing up the banking leaders in our Chicago bank market. For the first time in our Company’s history we began marketing the Wintrust Financial Corporation name to establish a brand in the commercial banking arena.
Our efforts started with a letter to the top 100 personal banking customers for each individual bank brand that were identified as local businesspersons. The letter introduced Wintrust, but also positioned the bank as locally managed, with local decision making authority. However, we let them in on the fact their local community bank is not just that. Behind their community bank and its superior customer service is a larger financial services company. The response was favorable with many customers surprised and receptive to the news. They know that
Clients Having It All

“My Wintrust Bank is easy to do business with, trusting, accommodating and flexible. They have been great to work with and have made business easier by customizing products to fit my company’s specific needs.”
     — Todd Augustine, President, Augustine Custom Homes, Inc., Fox Valley Homebuilders Association

12	Wintrust Financial Corporation

our community banks develop and foster relationships, both in personal and commercial banking.
Given the favorable response to our initial efforts, the Company followed up with advertising in local and regional business publications. The original advertisements (three of the four can be viewed on page 6) were based upon one of our more historically successful anti-big bank merger advertisements. From July to December, we ran this campaign of four advertisements, followed with direct mail pieces to targeted commercial and small business lists. The response to our commercial banking initiative has been gratifying. We will continue to pursue growth in this area as we truly believe we can competitively offer all the commercial services that our customers need and do so in a more tailored fashion than our large bank competitors.
Wintrust has also developed a few specialty divisions as needs have become apparent within our commercial banking business. Wintrust Commercial Realty Advisors, based out of our Northbrook Bank, provides brokering services to some of our commercial relationships for loans that do no necessarily fit the criteria for our Banks’ loan portfolios. Yet, we maintain the primary relationship and receive fees for this service. Wintrust Government Funds is charged with assisting our Banks in the municipal, school districts and other institutional arenas. Physicians Financial Care, based out of our Barrington and Village Banks, is providing specialized, personal and commercial banking, as well as financial planning needs to doctors in our market areas.
For 2008, Wintrust plans to continue aggressive commercial marketing to further spread our message of community bank service, backed by big bank resources and technology. Our clients “Have It All” and we want prospective clients to know they can too.
Clients Having It All

“At Plastic Bottle Corporation, I’m committed to my customers, employees and vendors. I believe in trust and integrity. I expect that from my bank as well, and that’s what I get from our banking relationship. We mold plastic bottles, you mold relationships. You’ve wanted to understand our business first, and then help with our financial needs. It’s a relationship that works.”
     - Stuart Feen, President, Plastic Bottle Corporation

2007 Annual Report	13

Update on Our Other Companies

Wayne Hummer Wealth Management
As one of the oldest and most successful Chicago-based wealth management organizations, Wayne Hummer Wealth Management (“Wayne Hummer”) has more than 170 professionals, over 15,000 clients and approximately $7 billion in client assets under administration. Wayne Hummer marked its fifth year as a Wintrust company in 2007, and it has grown from just two offices to 23 branch locations, mostly in our community banks, in that time.
A provider of comprehensive wealth management services including financial planning, investments, trust services, asset management and insurance, Wayne Hummer has a strong heritage of ethics, integrity, client service and dependability. We offer all the products, technology and capabilities of a national company with the personal service and attention of a boutique wealth management firm.
The strategy of cross-selling Wintrust bank customers our wealth management products and services is working. For 2007, Wayne Hummer’s referral program generated more than 2,400 referrals from over 350 Wintrust bankers. Both clients and our bankers are realizing the benefits of getting a complete array of financial solutions from their hometown bank.
Significant investments have been made in the core business as well. In October 2007, Wayne Hummer moved its headquarters to a new location right above Union Station in downtown Chicago. The move allowed Wayne Hummer to centralize all downtown employees to a single floor, resulting in better servicing of our clients’ needs. We also added 12 net new wealth managers to our stable of professionals.
Since the acquisition of the Wayne Hummer Companies in 2002, we have focused on providing smooth integration of all the wealth management units together and into our banking network. We have successfully established one brand image and upgraded the capabilities throughout the wealth management system. The trust arm of the wealth management companies continues to have success in servicing existing customers and attracting new ones. In fact, in 2007, the trust assets under administration surpassed the $1 billion level. Likewise, our brokerage business continues to grow its revenue base after significant investments in state-of-the-art systems and upgraded product offerings. Growth associated with Financial Advisors located in our banking locations is especially promising with most reporting double-digit growth in their brokerage revenue.
The third aspect of the wealth management business is asset management, an area we are targeting for significant future growth. In order to provide for the growth of this important aspect of the business model, it was essential that we supplement our existing talent base to provide the appropriate infrastructure for growth. To that end, in the first quarter of 2008, the ongoing search for additional senior management resulted in the hiring of a new Chief Investment Officer and new Product Head for our asset management division. We are excited about the opportunities that exist in the marketplace and the national recognition and skill set that recent executive hires are bringing to the table. We intend to build a comprehensive array of products to fill out a diversified aggregate portfolio. Our steadfast commitment

14	Wintrust Financial Corporation

to invest in and grow the asset management business coupled with the rich heritage of the Wayne Hummer franchise should enable us to develop new winning investment strategies for our private clients and institutional investors.
WestAmerica Mortgage Company
In 2007, WestAmerica focused on improving operating efficiencies, boosting service standards and managing every production branch to contribute to overall profitability. This focus was necessary with the mortgage industry in a state of disarray as a result of the widespread issues surrounding sub-prime mortgages. Additionally, warehouse interest spreads were virtually non-existent with the inverted yield curve and, as noted earlier in this report, we had losses associated with certain recourse obligations due primarily to early payment defaults on loans that had been sold into the secondary market.
However, we remain cautiously optimistic that 2008 will bode well for our mortgage operation. The yield curve has improved somewhat in early 2008, which should provide additional margins on loans that we warehouse, pending sale to the secondary market. Also, the overall rate environment has lowered which, if rates stay low, should provide for increased refinancing volumes. Further, recent increases in conventional and government loan limits should help WestAmerica’s business.
We will also continue our ongoing effort to gain further presence in more of our banking facilities. To that end, WestAmerica will boost its presence with lobby signage, point-of-sale displays, and participation in every possible cross-sell opportunity. This should build awareness to over 125,000 Wintrust bank households at a relatively low cost.
Clients Having It All

“The people at our Wintrust Community Bank raised the comfort level with what we had to do. This was a major project. Everyone made us feel comfortable, from the top down. The bank worked with us and educated us every step of the way. They were knowledgeable, walked us through the process and even did the leg work for us. At the time, no other bank could step up to the plate and deliver. Our bank knew our mission and was very supportive. I would highly recommend it to anyone to pursue a Wintrust Bank for a commercial project like ours. Their communication is excellent, they have superior knowledge of the process, and demonstrate a willingness and passion for getting the job done.”

     — Robert M. Martens, Chief Executive Officer, Family Service & Community Mental Health Center for McHenry County

2007 Annual Report	15

FIRST Insurance Funding Corp.
The premium finance industry in 2007 faced a second tough year as the volatile interest rate environment and soft insurance market saw premiums drop up to 20% in some markets, reducing loan volume and interest margins. However, unlike many of its competitors who saw a decline in origination volumes due to the soft insurance market, FIRST increased its loan production level slightly to $3.1 billion while it increased its number of loans by almost 10%. The increase in the number of accounts is reflective of the solid reputation that FIRST has in the premium finance arena and the hard work put forth by the team at FIRST. It is important to understand that the expanded customer base positions us well for substantial increases in volumes when the insurance market swings back to higher premium levels.
Like the Wintrust banks, FIRST is also positioning itself as the provider of complete financial solutions. One new product line established by FIRST in 2007 was the financing for life insurance polices tied to high-net-worth estate planning needs.
Additionally, working with our subsidiary bank, Lake Forest Bank, FIRST can provide its independent insurance agency customers with loans for agency perpetuation, acquisitions, equipment, real estate and working capital. Coupled with FIRST’s core premium finance business, its leading edge technology and Lake Forest Bank’s deposit products, FIRST’s customers have access to a full suite of financial tools to help make them more successful in a very competitive market.
The November addition of Broadway Premium Funding Corporation, one of the leaders in premium financing for the small-to middle-market that will continue to run as a separate brand, gives Wintrust access to a segment of smaller and midsized insurance agents not previously covered by FIRST.
As one of the largest premium finance organizations in the country, FIRST and Broadway continue to prove their industry leadership with cutting edge technology and unique products and services.
Clients Having It All

“The products and services I’ve received from my Wintrust Community Bank really measure up. It is clear that the bank is committed to working with businesses and serving their needs. I get the products available at a large, downtown bank and the personalized service of a small, hometown bank. I’m not just a number here — I’ve become a bigger fish in a smaller pond.”
     — Mark E. Echales, Executive Vice-President & GM, American Building Services

16	Wintrust Financial Corporation

Tricom Inc. of Milwaukee
The general temporary staffing industry once again saw temperate growth in 2007. This is causing intensified pricing competition among providers of temporary staffing industry financing and back office solutions. Nonetheless, Tricom maintained a net revenue contribution to the Company of approximately $8 million in 2007, and a net income contribution of $1.4 million. Acceptable results considering the significant compression of spreads in the industry.
The strategy of aggressive marketing is working. Juxtaposing Tricom’s strengths against the identified weaknesses of our primary competition is a method being used to generate awareness of the benefits of working with Tricom. In Tricom’s business, the key driver to growth is demonstrating our service levels and capabilities coupled with fair pricing. We think we provide better and more services per dollar of cost than our competitors. As we unbundled the price of combined services and fully disclose our pricing structure, potential customers consistently realize that Tricom really does offer excellent value. We fully intend to build the customer base of this franchise in 2008.
Clients Having It All

“i-Business Banking, superior customer service and the experienced professionals at my community bank define what’s best to me. I expect a high level commitment from my business partners and that’s what I’m now getting from my bank. You can bet the house on it!”
     — Patrick A. Finn, Custom Homes and Remodeling
“When we partnered with a Wintrust Community Bank, we knew that our decision was as important as choosing the quality products that go into every project we build. We switched from our old bank to a Wintrust Community Bank because they made banking the way it used to be — we get personal service.”
     — Mike & Bob Brenner, Micro Builders

2007 Annual Report	17

Growth and Earnings Strategies

It is Time For Everyone to Have It All
Almost since our inception, we’ve had the same mantra — “Same or better products as the big banks. Same or better technology as the big banks. Win customers with exceptional service.” Our product offering and technology have always put us on the same playing field as the big-and mega-national banks. What has always differentiated us is service.
Service First
We make fulfilling clients’ needs our top priority, whether in banking, mortgages, wealth management or any of our other businesses. This results in more satisfied customers and higher customer loyalty.
Over the years, we’ve always measured our customers’ level of satisfaction and have been proud of our results. In 2007, we went one step further and began a Mystery Shopping program with our banks. While we confirmed what we always knew, that our banks performed better than our peers, we also learned that there is always room for improvement. This valuable tool now presents us with new opportunities to train our employees and improve our already high level of customer service.
To ensure customer service improvements at our banking facilities, each charter is appointing an Ambassador of Customer Experience, who will make it his or her job to ensure each banking facility is as warm, inviting, attractive, and functional from a customer’s perspective as it possibly can be. In other words, we continue to look for all possible ways to not become complacent with our level of service but rather find ways to always improve upon the most important differentiating aspect of our business.
Proven Recipe for a Strong Franchise
In 2007, we started reminding everyone, customers and non-customers that with Wintrust banks they could in fact “Have It All — Big Bank Resources and Community Bank Service.” This belief has always been at the core of what we do and allowed us to develop a long-term recipe for success:
1.	Start with a strong base of community banks;

2.	Add a growing commercial banking business;

3.	Fold in expanding wealth management services; and

4.	Top off with asset niches and other income generators.
1. Start with a Strong Base of Community Banks
Wintrust’s 15 bank charters and 77 locations are the backbone of our organization. It is here that we strengthen our relationships, serve our communities and build our business. Nine banks and 56 facilities were de novo launches. The remaining banks and locations have been added via acquisition since 2003. We will continue to add additional branches via de novo launches and perhaps acquisition if the right opportunity presents itself.
Deposit Market Share-Chicago MSA

	At June 30, 2007		At June 30, 2006
	In-market	Deposit	In-market	Deposit
	Deposit	Market	Deposit	Market
Bank Holding Company	Dollars	Share	Dollars	Share

1) JP Morgan Chase & Co. *	$38.9 BB	14.5%	$40.1 BB	15.3%
2) ABN AMRO Holding N.V. *	$34.6 BB	12.9%	$37.0 BB	14.1%
3) Bank of Montreal *	$29.7 BB	11.1%	$25.6 BB	9.8%
4) Northern Trust Corporation	$8.9 BB	3.3%	$7.3 BB	2.8%
5) Fifth Third Bancorp *	$8.4 BB	3.1%	$8.5 BB	3.2%
6) Corus Bankshares	$8.4 BB	3.1%	$8.2 BB	3.2%
7) Royal Bank of Scotland Group *	$7.8 BB	2.9%	$7.3 BB	2.8%
8) Citigroup, Inc. *	$7.6 BB	2.8%	$7.3 BB	2.6%
9) Wintrust Financial Corporation	$7.2 BB	2.7%	$7.2 BB	2.8%

Source: FDIC website — Summary of Deposits as of June 30, 2007 and June 30, 2006. Market share data is for the Chicago Metropolitan Statistical Area.
* - Corporate Headquarters is out-of-state.

18	Wintrust Financial Corporation

Since our inception in 1991, we’ve used a proven mix of operating and marketing strategies that allow us to position ourselves differently from the centralized big banks and to better deliver our community bank products and services. Our unique growth strategies include:
Decentralized Management. The management teams at each of our 15 banks ultimately control the fate of their banks. Each has profit responsibilities and the authority to make decisions locally. Our local decision making structure results in more flexibility and customized products to better meet local needs. It also allows better pricing, quicker decisions, more community involvement and customer service more in tune with local customers and businesses. This autonomy lets us attract and retain the best and most entrepreneurial bankers in the area who embrace the responsibility, accountability and the glory.
Local Board and Local Bankers. Each bank is governed by a local board of directors made up of business and community leaders who are influential in the bank’s market. These boards not only bring local oversight, they also supply local contacts and their involvement is required to make our banks real community banks.
We staff our banks with local bankers who are deeply involved and well known in their communities. Their local roots are what make each Wintrust bank a good hometown bank. Though the “Shop Locally” fads often come and go, we know that most people prefer to bank with the professionals and institutions they know. Ultimately, everyone wants to work with local bankers that know them and can better meet their needs.
Local Branding. We not only run our banks locally, we also brand many of our banks and branches after the local communities. The Advantage Bank group is a good example, with its branches also positioned locally as Old Town Bank & Trust of Bloomingdale, Elk Grove Village Bank & Trust and Roselle Bank & Trust.
Aggressive and Creative Marketing. When Wintrust enters a new market, we have a variety of very aggressive introductory marketing programs. These are designed to quickly acquire new customers, expand our customer base and allow us to grow into our overhead and reach profitability quickly.
After our introductory period, our banks continue to be aggressive with marketing to grow household penetration and accounts per household. We do this with targeted direct mail and consistent campaigns that build our distinct community bank positioning. Sometimes, this may take the form of ads that poke fun at the big banks, positioning them as profits-over-service institutions. Other times, it’s simply a matter of defining what community banking is and proving that Wintrust banks live up to that definition.

# CLIENT PROFILE

***Five Star Race Car Bodies designs and manufactures body components for world class racing.***

***Wintrust provides the financial components needed to grow a business.***

Wintrust provides Five Star with commercial real estate loans, operating lines of credit, a construction loan, new equipment financing and treasury management services.

*"We needed someone who would listen and address our expansion needs with appropriate financing. Wintrust was receptive to what Carl and I had to say. I would recommend a Wintrust bank because I know they will provide an honest, straightforward solution to your banking needs. You're getting the best bank for your dollar."*

*- Fran Prestay & Carl Schultz; Owners, Five Star Race Car Bodies*

# HAVE IT ALL

*Proper Focus.*
*Personal Touch.*

2007 Annual Report	19

2. Add a Growing Commercial Banking Business
Mid-2007 saw a new marketing initiative from Wintrust. For the first time in our history, we started promoting the Wintrust brand to commercial customers. Our “fish” campaign began to promote Wintrust’s complete suite of commercial banking products and superior customer service.
In 2008, we’ll continue this with our “Have It All” campaign. Focusing on customer testimonials, this series of ads and direct mail highlights the complete financial solutions we’ve provided to Wintrust commercial customers, while promoting our key differentiator — service and strong relationships.
As in years past, our key target is middle market commercial and industrial businesses and our primary competition is the larger banks. We have sophisticated treasury management capabilities and technology that are every bit as good as the big banks and the professionals who know how to sell and implement these programs.
The opportunities available to Wintrust in 2008, especially in commercial banking, are almost incalculable. The acquisitions of some competitors and the credit foibles of others have opened up a window that the Wintrust banks can perfectly fit through.
3. Fold in Expanding Wealth Management Services
The wealth management services provided by our three Wayne Hummer companies (Investment, Trust and Asset Management) allow us to be complete financial providers to all Wintrust customers.
We still have an amazing opportunity to grow our investment and trust groups within our community banks. Our Banks are in most of the desirable markets of northeastern Illinois and southern Wisconsin. We will continue to convince our bank customers that we can serve their wealth management needs better than the big-box type, national firms.
Wayne Hummer Asset Management Company is also primed to see real growth in 2008. The appointment of Daniel J. Cardell, CFA, as President and Chief Investment Officer and Todd D. Doersch as Head of Product Management, will enable us to develop new investment strategies for our private clients and institutional investors and be a key step in realizing our vision of becoming the area’s premier money manager.
As in previous years, we will continue increasing the number of Wayne Hummer Wealth Management personnel at our Banks. We are concentrating on opportunities for new wealth management experts that live within our communities, giving them the opportunity, like our bankers, to work in the same communities in which they live.
4. Top Off with Asset Niches and Other Income Generators
One of the things that allows our community banks to be flexible in meeting the needs of customers and not chasing the latest banking fads is Wintrust’s commitment to asset niches and other income generators.
Many community and regional banks have difficulty generating loans from the local consumers and small businesses that exceed 60% of their lending capacity without compromising credit quality. Some overcome this by making questionable loans or following the nationals into questionable sectors.
Clients Having It All

“I switched from my old bank to a Wintrust Community Bank because I get personal service from them. They know who I am, and they help me take care of my business.”
     — Vicki Baker, Gifts of Distinction

20	Wintrust Financial Corporation

Wintrust overcomes this limitation by augmenting our community banks’ loan portfolios with non-traditional earning assets. This improves the profitability of our community banks, gives us additional income to continue to invest in growth, diversifies our loan portfolios and allows the banks to maintain their credit standards. Asset niches allow us to grow the right way, so we never feel compelled to pursue bad credits for the sake of growth.
Wintrust banks and their subsidiaries operate a number of companies that specialize in non-traditional bank lending functions. Non-bank asset niches account for 16.3% of total loans while specialty banking asset niches account for 5.6%.

% of Total Loans

Non-Bank Asset Niches
• Premium finance lending (FIRST and Broadway)	15.9%
• Temporary staffing industry financing (Tricom)	0.4%

16.3%

Specialty Banking Asset Niches
• Indirect consumer (primarily auto lending at Hinsdale Bank)	3.5%
• Mortgage warehouse lending (Hinsdale Bank)	0.8%
• Condominium and association lending (Community Advantage- Barrington Bank)	0.7%
• Small craft aviation lending (NorthAmerican Aviation Finance-Crystal Lake Bank)	0.6%

5.6%

We also continue to develop fee based services and internal specialties that help Wintrust diversify revenue. This includes not only our wealth management (Wayne Hummer) and residential mortgage (WestAmerica) companies, but also a number of other specialties like commercial mortgage brokerage and municipal services.
Acquisitions
Acquisitions remain an important and viable source of growth for many companies. Since 1999, Wintrust has added a number of banking and other complementary businesses via acquisition. These acquisitions are an important tactic for Wintrust to add key strategic and niche assets, as well as expand into banking locations and markets, creating value for our shareholders.
Banking Acquisitions. Over the past several years, we’ve been contacted by many Midwestern community banks with the goal of merging their community-based bank and branches into the Wintrust family. This year has not been any different. While we entertained several proposals, there were no opportunities that brought the necessary value to Wintrust.
It is our goal to continue to add new banks in attractive markets, either on a de novo basis or by acquisition, always taking into account business sense and shareholder value. Our bank acquisitions have proved successful in the past and have grown deposits, assets, and market share.
Other Acquisitions. We also continue to evaluate non-banking opportunities. These include wealth management and asset or fee income generators. Adding these types of companies will diversify our earning assets and fee-based income businesses to supplement and diversify Wintrust’s revenue stream.

2007 Annual Report	21

**Valley Fire Protection builds systems to suppress fires.**

**Wintrust provides banking solutions that suppress frustrations.**

*"Wintrust provides me with the same products I can get from the big banks, but their personal focus and attentive client service are second to none. Any questions or issues that arise, we just call one person and she handles it." - Tom Hartel, President*

Who do you personally count on for your commercial banking needs? Valley Fire Protection Systems counts on us.

At Wintrust, we offer the same (or better) products and technology as the big banks but pair it with exceptional service, understanding and the proper focus. We call this **Business Banking at Its Best**. It means you can **Have It All** – a full slate of powerful and sophisticated cash management products and the local decision making and personal service that only a group of community banks can offer.

Call or visit us today. Ask us for a banking plan that lets you **Have It All**. Find the Wintrust bank nearest you at: **www.wintrust.com/businessbanking**

# HAVE IT ALL

*Big Bank Resources.*
*Community Bank Service.*

VALLEY

Tom Hartel, *President &*
John Flynn, *Vice President;*
*Valley Fire Protection Systems*
*www.valleyfire.com*

WINTRUST FINANCIAL CORPORATION

The Power of Wintrust

Member FDIC

Banking products provided by Wintrust Financial Corp. banks (Member FDIC and Equal Housing Lender). Securities and insurance products offered through Wayne Hummer Investments (Member FINRA/SIPC). Trust and Asset Management services offered by Wayne Hummer Trust Company, N.A. and Wayne Hummer Asset Management Company, respectively. Investment products such as stocks, bonds, and mutual funds are not insured by the FDIC or any federal government agency, not bank guaranteed or a bank deposit, and may lose value.

©2009 Wintrust Financial Corp.

22	Wintrust Financial Corporation

Beginning of Financial Review Section

Now that you have read some of the highlights for the Company in the year 2007, take a closer look at the full story of our financial performance in the remaining pages of our Annual Report.
Contents of Financial Review Section

Page 24	Management’s Discussion and Analysis
Page 58	Consolidated Financial Statements
Page 62	Notes to Consolidated Financial Statements
Page 95	Reports of Internal Control
Page 97	Report of Independent Auditors
Page 98	Annual Report on Form 10-K
Page 124	Exhibits
Page 127	Signatures
Page 128	Corporate Locations
Page 132	Corporate Information

2007 Annual Report	23

Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS
This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” Forward-looking statements and information are not historical facts, are premised on many factors, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the risk factors discussed in Item 1A on page 115 of this Report. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
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
Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward looking statement made by or on behalf of Wintrust. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. Wintrust does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission (“SEC”) and in its press releases.
The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this Annual Report.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2007. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this report.

24	Wintrust Financial Corporation

OPERATING SUMMARY
Wintrust’s key measures of profitability and balance sheet changes are shown in the following table (dollars in thousands, except per share data):

				% or	% or
	Years Ended			basis point	basis point
	December 31,			(bp)change	(bp)change
	2007	2006	2005	2006 to 2007	2005 to 2006

Net income	$55,653	$66,493	$67,016	(16)%	(1)%
Net income per common share — Diluted	$2.24	$2.56	$2.75	(13)%	(7)%
Net revenue (1)	$341,638	$340,118	$310,316	– %	10%
Net interest income	$261,550	$248,886	$216,759	5%	15%
Net interest margin (5)	3.11%	3.10%	3.16%	1 bp	(6)bp
Core net interest margin(2)(5)	3.38%	3.32%	3.37%	6 bp	(5)bp
Net overhead ratio (3)	1.72%	1.54%	1.39%	18 bp	15 bp
Efficiency ratio(4)(5)	71.06%	66.96%	63.97%	410 bp	299 bp
Return on average assets	0.59%	0.74%	0.88%	(15)bp	(14)bp
Return on average equity	7.64%	9.47%	11.00%	(183)bp	(153)bp

At end of period:
Total assets	$9,368,859	$9,571,852	$8,177,042	(2)%	17%
Total loans	$6,801,602	$6,496,480	$5,213,871	5%	25%
Total deposits	$7,471,441	$7,869,240	$6,729,434	(5)%	17%
Total equity	$739,555	$773,346	$627,911	(4)%	23%
Book value per common share	$31.56	$30.38	$26.23	4%	16%
Market price per common share	$33.13	$48.02	$54.90	(31)%	(13)%
Common shares outstanding	23,430,490	25,457,935	23,940,744	(8)%	6%

(1)	Net revenue is net interest income plus non-interest income.

(2)	Core net interest margin excludes the effect of the net interest expense associated with Wintrust’s junior subordinated debentures and the interest expense incurred to fund common stock repurchases.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (excluding securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.
Please refer to the Consolidated Results of Operations section later in this discussion for an analysis of the Company’s operations for the past three years.
NON-GAAP FINANCIAL MEASURES/RATIOS
The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), core net interest margin and the efficiency ratio. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.
Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures the comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses.

2007 Annual Report	25

Management also evaluates the net interest margin excluding the interest expense associated with the Company’s junior subordinated debentures and the interest expense incurred to fund common stock repurchases (“Core Net Interest Margin”). Because junior subordinated debentures are utilized by the Company primarily as capital instruments and the cost incurred to fund common stock repurchases is capital utilization related, management finds it useful to view the net interest margin excluding these expenses and deems it to be a more meaningful view of the operational net interest margin of the Company.
The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Years Ended
	December 31,
	2007	2006	2005

(A) Interest income (GAAP)	$611,557	$557,945	$407,036
Taxable-equivalent adjustment
- Loans	826	409	531
- Liquidity management assets	2,388	1,195	777
- Other earning assets	13	17	19

Interest income — FTE	$614,784	$559,566	$408,363
(B) Interest expense (GAAP)	350,007	309,059	190,277

Net interest income — FTE	$264,777	$250,507	$218,086

(C) Net interest income (GAAP) (A minus B)	$261,550	$248,886	$216,759
Net interest income — FTE	$264,777	$250,507	$218,086
Add: Interest expense on junior subordinated debentures and interest cost incurred for common stock repurchases(1)	23,170	17,838	14,672

Core net interest income — FTE(2)	$287,947	$268,345	$232,758

(D) Net interest margin (GAAP)	3.07%	3.07%	3.14%
Net interest margin — FTE	3.11%	3.10%	3.16%
Core net interest margin — FTE(2)	3.38%	3.32%	3.37%
(E) Efficiency ratio (GAAP)	71.74%	67.28%	64.25%
Efficiency ratio — FTE	71.06%	66.96%	63.97%

(1)	Interest expense from the junior subordinated debentures is net of the interest income on the Common Securities owned by the Trusts and included in interest income. Interest cost incurred for common stock repurchases is estimated using current period average rates on certain debt obligations.

(2)	Core net interest income and core net interest margin are by definition a non-GAAP measure/ratio. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).
OVERVIEW AND STRATEGY
Wintrust is a financial holding company, providing traditional community banking services as well as a full array of wealth management services. The Company has grown rapidly since its inception and its Banks have been among the fastest growing community-oriented de novo banking operations in Illinois and the country. As of December 31, 2007, the Company operated 15 community-oriented bank subsidiaries (the “Banks”) with 77 banking locations. During 2007, the Company acquired a premium finance company and opened five new bank branches. During 2006, the Company acquired one bank with five locations, opened its ninth de novo bank and opened five new branches. However, the Company temporarily curtailed balance sheet growth trends in 2007 given the interest rate and credit environments. Additionally, the historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing new banks and opening new branch facilities, and building an experienced management team. The Company’s experience has been that it generally takes 13-24 months for new banking offices to first achieve operational profitability.
Management’s ongoing focus is to balance further asset growth with earnings growth by seeking to fully leverage the existing capacity within each of the Banks and non-bank subsidiaries. One aspect of this strategy is to continue to pursue specialized lending or earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks with significant market share and more established customer bases.
Wintrust also provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries.

26	Wintrust Financial Corporation

De Novo Bank Formations, Branch Openings and Acquisitions
The Company developed its community banking franchise through the formation of nine de novo banks, the opening of branch offices of the Banks and acquisitions. Following is a summary of the expansion of the Company’s banking franchise through newly chartered banks, new branching locations and acquisitions over the last three years.
2007 Banking Expansion Activity
Opened the following branch locations
•	Hoffman Estates, Illinois, a branch of Barrington Bank

•	Hartland, Wisconsin, a branch of Town Bank

•	Bloomingdale, Illinois, a branch of Advantage Bank

•	Island Lake, Illinois, a branch of Libertyville Bank

•	North Chicago, Illinois, a branch of Lake Forest Bank
Closed the following branch location
•	Glen Ellyn Bank, temporary facility opened in 2005, a branch of Wheaton Bank
2006 Banking Expansion Activity
Opened the Company’s ninth de novo bank
•	Old Plank Trail Bank in Frankfort, Illinois
Opened the following branch locations
•	St. Charles, Illinois, a branch of St. Charles Bank

•	Algonquin Bank & Trust, a branch of Crystal Lake Bank

•	Mokena, Illinois, a branch of Old Plank Trail Bank

•	Elm Grove, Wisconsin, a branch of Town Bank

•	New Lenox, Illinois, a branch of Old Plank Trail Bank
Acquired the following banks
•	Hinsbrook Bank with locations in Willowbrook, Downers Grove, Glen Ellyn, Darien and Geneva
2005 Banking Expansion Activity
Opened the following branch locations
•	Wales, Wisconsin, a branch of Town Bank

•	Glen Ellyn Bank, a branch of Wheaton Bank

•	West Northbrook, a branch of Northbrook Bank

•	Lake Bluff — drive through facility added to existing banking office; a branch of Lake Forest Bank

•	Northwest Highway in Barrington, a branch of Barrington Bank

•	Palatine Bank & Trust, a branch of Barrington Bank Acquired the following banks

•	State Bank of The Lakes with locations in Antioch, Lindenhurst, Grayslake, Spring Grove and McHenry

•	First Northwest Bank with two locations in Arlington Heights
Closed the following branch location
•	Wayne Hummer Bank, a branch of North Shore Bank
Earning Asset, Wealth Management
and Other Business Niches
As previously mentioned, the Company continues to pursue specialized earning asset and business niches in order to maximize the Company’s revenue stream as well as diversify its loan portfolio. A summary of the Company’s more significant earning asset niches and non-bank operating subsidiaries follows.
Wayne Hummer Investments LLC (“WHI”), a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual and institutional investors throughout the country, primarily in the Midwest. In addition, WHI provides a full range of investment services to clients through a network of relationships with community-based financial institutions located primarily in Illinois. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin that opened in 1936 and serves the greater Appleton area. As of December 31, 2007, WHI had branch locations in offices in a majority of the Company’s fifteen banks. WHI had approximately $5.6 billion in client assets at December 31, 2007.
Wayne Hummer Asset Management (“WHAMC”), a registered investment advisor, is the investment advisory affiliate of WHI. WHAMC provides money management, financial planning and investment advisory services to individuals and institutional, municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans. At December 31, 2007, assets under management totaled approximately $541 million.
Wayne Hummer Trust Company (“WHTC”) was formed to offer trust and investment management services to all communities served by the Banks. In addition to offering trust services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. Services offered by WHTC typically include traditional trust products and services, as well as investment management services. Assets under administration by WHTC as of December 31, 2007 were approximately $1.0 billion.

2007 Annual Report	27

First Insurance Funding Corp. (“FIFC”) is the Company’s most significant specialized earning asset niche, originating approximately $3.1 billion in loan (premium finance receivables) volume during 2007. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud, however no material third party fraud has occurred since the third quarter of 2000. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity, and these loans generally provide the Banks with higher yields than alternative investments. However, excess FIFC originations over the capacity to retain such loans within the Banks’ loan portfolios may be sold to an unrelated third party with servicing retained.
Additionally, in 2007, FIFC began to make loans to irrevocable life insurance trusts to purchase life insurance policies for high net-worth individuals. The loans are originated through independent insurance agents or financial advisors and legal counsel. The life insurance policy is the primary collateral on the loan and, in most cases, the loans are also secured by a letter of credit.
On November 1, 2007, the Company acquired Broadway Premium Funding Corporation (“Broadway”). Broadway is a commercial finance company that specializes in financing insurance premiums for corporate entities. Its products are marketed through insurance agents and brokers to their small to mid-size corporate clients. Broadway is headquartered in New York City and services clients primarily in the northeastern United States and California. Broadway is a subsidiary of FIFC.
SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) engages primarily in the origination and purchase of residential mortgages for sale into the secondary market. WestAmerica’s affiliate Guardian Real Estate Services, Inc. (“Guardian”) provides the document preparation and other loan closing services to West America and its network of mortgage brokers. West America sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in nine states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WestAmerica and each Bank to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loans may be retained by the Banks in their loan portfolios, resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base.
Tricom, Inc (“Tricom”) is a company that has been in business since 1989 and specializes in providing high-yielding, short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments received by the borrowers from their customers who are located throughout the United States. Tricom mitigates this risk by employing lockboxes and other cash management techniques to protect its interests. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. Tricom processed payrolls with associated client billings of approximately $467 million in 2007 and $531 million in 2006.
In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks, including indirect auto lending which is conducted through Hinsdale Bank, and Barrington Bank’s Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has a specialty in small aircraft lending. The Company continues to pursue the development or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales.
SUMMARY OF CRITICAL ACCOUNTING POLICIES
The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies and accounting principles inher-

28	Wintrust Financial Corporation

ently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.
A summary of the Company’s significant accounting policies is presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, the valuation of the retained interest in the premium finance receivables sold, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend but for which funds have not yet been disbursed. Management has established credit committees at each of the Banks that evaluate the credit quality of the loan portfolio and the level of the adequacy of the allowance for loan losses and the allowance for lending-related commitments. See Note 1 to the Consolidated Financial Statements and the section titled “Credit Risk and Asset Quality” later in this report for a description of the methodology used to determine the allowance for loan losses and the allowance for lending-related commitments.
Sales of Premium Finance Receivables
The gains on the sale of premium finance receivables are determined based on management’s estimates of the underlying future cash flows of the loans sold. Cash flow projections are used to allocate the Company’s initial investment in a loan between the loan, the servicing asset and the Company’s retained interest, including its guarantee obligation, based on their relative fair values. Gains or losses are recognized for the difference between the proceeds received and the cost basis allocated to the loan. The Company’s retained interest includes a servicing asset, an interest only strip and a guarantee obligation pursuant to the terms of the sale agreement. The estimates of future cash flows from the underlying loans incorporate assumptions for prepayments, late payments and other factors. The Company’s guarantee obligation is estimated based on the historical loss experience and credit risk factors of the loans. If actual cash flows from the underlying loans are less than originally anticipated, the Company’s retained interest may be impaired, and such impairment would be recorded as a charge to earnings. Because the terms of the loans sold are less than ten months, the estimation of the cash flows is inherently easier to monitor than if the assets had longer durations, such as mortgage loans. See Note 1 to the Consolidated Financial Statements and the section titled “Non-interest Income” later in this report for further analysis of the gains on sale of premium finance receivables.
Impairment Testing of Goodwill
As required by Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” the Company performs impairment testing of goodwill on an annual basis or more frequently when events warrant. Valuations are estimated in good faith by management primarily through the use of publicly available valuations of comparable entities for the Company’s bank subsidiaries and internal cash flow models using financial projections in the reporting unit’s business plan, if public valuations are not available for the Company’s non-bank entities.

2007 Annual Report	29

Valuation and Accounting for Derivative Instruments
The Company utilizes derivative instruments to manage risks such as interest rate risk or market risk. The Company’s policy prohibits using derivatives for speculative purposes.
Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge, which is a transaction intended to reduce a risk associated with a specific asset or liability or future expected cash flow at the time it is purchased. In order to qualify as a hedge, a derivative must be designated as such by management. Management must also continue to evaluate whether the instrument effectively reduces the risk associated with that item. To determine if a derivative instrument continues to be an effective hedge, the Company must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If the Company’s hedging strategy were to become ineffective, hedge accounting would no longer apply and the reported results of operations or financial condition could be materially affected.
Income Taxes
The Company is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant.
On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on dere-cognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company.
CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as new banks since December 1991. Wintrust is still a relatively young company that has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 Banks with 77 offices at the end of 2007. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $3.1 billion in premium finance receivables in 2007. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the Banks. These expansion activities have understandably suppressed faster, opportunistic earnings. However, as the Company matures and our existing Banks become more profitable, the start-up costs associated with future bank and branch openings and other new financial services ventures will not have as significant an impact on earnings. Additionally, the Company’s more mature Banks have several operating ratios that are either comparable to or better than peer group data, suggesting that as the Banks become more established, the overall earnings level will continue to increase.
Earnings Summary
Net income for the year ended December 31, 2007, totaled $55.7 million, or $2.24 per diluted common share, compared to $66.5 million, or $2.56 per diluted common share, in 2006, and $67.0 million, or $2.75 per diluted common share, in 2005. During 2007, net income declined by 16% while earnings per diluted common share declined by 13%, and during 2006, net income remained essentially the same, decreasing 1%, while earnings per diluted common share decreased 7%. Financial results in 2007 were negatively impacted by a continued compression of interest rate spreads, an increase in provision for credit losses, lower levels of mortgage banking revenue and a reduced level of trading income. Financial results in 2006 were negatively impacted by the adoption of SFAS 123R (stock option expense), compressed interest spreads, a decrease in fees from covered call options, lower levels of mortgage banking revenue and lower sales of premium finance receivables, and was positively impacted by the fair value adjustments related to certain derivatives.
Net Interest Income
The primary source of the Company’s revenue is net interest income. Net interest income is the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on the liabilities to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earn-

30	Wintrust Financial Corporation

ing assets and interest bearing liabilities. In order to compare the tax-exempt asset yields to taxable yields, interest income in the following discussion and tables is adjusted to tax-equivalent yields based on the marginal corporate Federal tax rate of 35%.
Tax-equivalent net interest income in 2007 totaled $264.8 million, up from $250.5 million in 2006 and $218.1 million in 2005, representing increases of $14.3 million, or 6%, in 2007 and $32.4 million, or 15%, in 2006. These improved levels of net interest income were primarily attributable to increases in average earning assets. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2007 and 2006. Average earning assets increased $426.5 million, or 5%, in 2007 and $1.2 billion, or 17%, in 2006. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans increased $811.5 million, or 14%, in 2007 and $875.4 million, or 17%, in 2006. Total average loans as a percentage of total average earning assets were 80%, 74% and 75% in 2007, 2006, and 2005, respectively. The average yield on loans was 7.71% in 2007, 7.60% in 2006 and 6.54% in 2005, reflecting an increase of 11 basis points in 2007 and an increase of 106 basis points in 2006. The higher loan yield in 2007 compared to 2006 is a result of the higher average rate environment in the first three quarters of 2007. The higher loan yield in 2006 compared to 2005 is reflective of the interest rate increases effected by the Federal Reserve Bank offset by continued competitive loan pricing pressures. Similarly, the average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 4.26% in 2007, 3.97% in 2006 and 2.80% in 2005, representing an increase of 29 basis points in 2007 and an increase of 117 basis points in 2006. The interest bearing deposits yield increased in 2007 due to higher costs of retail deposits as rates have generally risen in 2007, continued competitive pricing pressures on fixed-maturity time deposits in most markets and promotional pricing activities associated with opening additional de novo branches.
Net interest margin, which reflects net interest income as a per-cent of average earning assets, remained relatively flat at 3.11% in 2007 compared to 3.10% in 2006. During 2007, the Company’s focus on retail deposit pricing and changing the mix of deposits has helped offset the competitive pricing of retail certificates of deposit. The Company has made progress in shifting its mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, money market and wealth management deposits. Net interest margin in 2005 was 3.16%.
The core net interest margin was 3.38% in 2007, 3.32% in 2006 and 3.37% in 2005. Management evaluates the core net interest margin excluding the net interest expense associated with the Company’s junior subordinated debentures and the interest expense incurred to fund common stock repurchases. Because junior subordinated debentures are utilized by the Company primarily as capital instruments and the cost incurred to fund common stock repurchases is capital utilization related, management finds it useful to view the net interest margin excluding these expenses and deems them to be a more accurate view of the operational net interest margin of the Company. See Non-GAAP Financial Measures/Ratios section of this report.
Net interest income and net interest margin were also affected by amortization of valuation adjustments to earning assets and interest-bearing liabilities of acquired businesses. Under the purchase method of accounting, assets and liabilities of acquired businesses are required to be recognized at their estimated fair value at the date of acquisition. These valuation adjustments represent the difference between the estimated fair value and the carrying value of assets and liabilities acquired. These adjustments are amortized into interest income and interest expense based upon the estimated remaining lives of the assets and liabilities acquired. See Note 7 of the Consolidated Financial Statements for further discussion of the Company’s business combinations.

2007 Annual Report	31

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs
The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2007, 2006 and 2005. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations (dollars in thousands):

	Years Ended December 31,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate

Assets
Interest bearing deposits with banks	$14,036	$841	5.99%	$13,361	$651	4.87%	$9,003	$278	3.10%
Securities	1,588,542	81,790	5.15	1,930,662	94,593	4.90	1,627,523	67,333	4.14
Federal funds sold and securities purchased under resale agreements	72,141	3,774	5.23	110,775	5,393	4.87	102,199	3,485	3.41

Total liquidity management assets(2) (8)	1,674,719	86,405	5.16	2,054,798	100,637	4.90	1,738,725	71,096	4.09

Other earning assets(2) (3)	24,721	1,943	7.86	29,675	2,136	7.20	23,644	1,345	5.69
Loans, net of unearned income(2) (4) (8)	6,824,880	526,436	7.71	6,013,344	456,793	7.60	5,137,912	335,922	6.54

Total earning assets(8)	8,524,320	614,784	7.21	8,097,817	559,566	6.91	6,900,281	408,363	5.92

Allowance for loan losses	(48,605)			(44,648)			(40,566)
Cash and due from banks	131,271			125,253			138,253
Other assets	835,291			747,135			589,634

Total assets	$9,442,277			$8,925,557			$7,587,602

Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW accounts	$938,960	$25,033	2.67%	$774,481	$19,548	2.52%	$699,323	$11,973	1.71%
Wealth management deposits	547,408	24,871	4.54	464,438	20,456	4.40	407,816	10,181	2.50
Money market accounts	696,760	22,427	3.22	639,590	17,497	2.74	657,788	11,071	1.68
Savings accounts	302,339	4,504	1.49	307,142	4,275	1.39	298,468	2,629	0.88
Time deposits	4,442,469	218,079	4.91	4,509,488	203,953	4.52	3,507,771	120,398	3.43

Total interest bearing deposits	6,927,936	294,914	4.26	6,695,139	265,729	3.97	5,571,166	156,252	2.80

Federal Home Loan Bank advances	400,552	17,558	4.38	364,149	14,675	4.03	333,108	11,912	3.58
Notes payable and other borrowings	318,540	13,794	4.33	149,764	5,638	3.76	167,930	4,178	2.49
Subordinated notes	75,000	5,181	6.81	66,742	4,695	6.94	50,000	2,829	5.66
Junior subordinated debentures	249,739	18,560	7.33	237,249	18,322	7.62	217,983	15,106	6.93

Total interest bearing liabilities	7,971,767	350,007	4.39	7,513,043	309,059	4.11	6,340,187	190,277	3.00

Non-interest bearing deposits	647,715			623,542			592,879
Other liabilities	94,823			87,178			45,369
Equity	727,972			701,794			609,167

Total liabilities and shareholders’ equity	$9,442,277			$8,925,557			$7,587,602

Interest rate spread(5) (8)			2.82%			2.80%			2.92%
Net free funds/contribution (6)	$552,553		0.29%	$584,774		0.30%	$560,094		0.24%
Net interest income/Net interest margin (8)		$264,777	3.11%		$250,507	3.10%		$218,086	3.16%
Core net interest margin(7) (8)			3.38%			3.32%			3.37%

(1)	Average balances were generally computed using daily balances.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments reflected in the above table are $3.2 million, $1.6 million and $1.3 million in 2007, 2006 and 2005 respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s junior subordinated debentures and the interest expense incurred to fund common stock repurchases.

(8)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

32	Wintrust Financial Corporation

Changes in Interest Income and Expense
The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated (in thousands):

	Years Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
Interest bearing deposits with banks	$156	34	190	$202	171	373
Securities	4,633	(17,436)	(12,803)	13,536	13,724	27,260
Federal funds sold and securities purchased under resale agreement	375	(1,994)	(1,619)	1,595	313	1,908

Total liquidity management assets	5,164	(19,396)	(14,232)	15,333	14,208	29,541

Other earning assets	185	(378)	(193)	404	387	791
Loans	6,749	62,894	69,643	58,934	61,937	120,871

Total interest income	12,098	43,120	55,218	74,671	76,532	151,203

Interest expense:
Deposits — interest bearing:
NOW accounts	1,199	4,286	5,485	5,437	2,138	7,575
Wealth management deposits	667	3,748	4,415	8,690	1,585	10,275
Money market accounts	3,266	1,664	4,930	6,742	(316)	6,426
Savings accounts	296	(67)	229	1,567	79	1,646
Time deposits	17,220	(3,094)	14,126	51,354	32,201	83,555

Total interest expense — deposits	22,648	6,537	29,185	73,790	35,687	109,477

Federal Home Loan Bank advances	1,340	1,543	2,883	1,587	1,176	2,763
Notes payable and other borrowings	966	7,190	8,156	2,849	(1,389)	1,460
Subordinated notes	(86)	572	486	786	1,080	1,866
Junior subordinated debentures	(699)	937	238	1,822	1,394	3,216

Total interest expense	24,169	16,779	40,948	80,834	37,948	118,782

Net interest income	$(12,071)	26,341	14,270	$(6,163)	38,584	32,421

The changes in net interest income are created by changes in both interest rates and volumes. The change in the Company’s net interest income for the periods under review was predominantly impacted by the growth in the volume of the overall interest-earning assets (specifically loans) and interest-bearing deposit liabilities. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Credit Losses
The provision for credit losses totaled $14.9 million in 2007, $7.1 million in 2006, and $6.7 million in 2005. Net charge-offs totaled $10.9 million in 2007, $5.2 million in 2006 and $4.9 million in 2005. The allowance for loan losses as a percentage of loans at December 31, 2007, 2006 and 2005 was 0.74%, 0.71% and 0.77%, respectively. Non-performing loans were $71.9 million and $36.9 million at December 31, 2007 and 2006, respectively. The increase in non-performing loans in 2007 as compared to 2006 was primarily the result of $32.3 million related to three credit relationships. See the “Credit Risk and Asset Quality” section of this report for more detail on non-performing loans. In 2007, the Company reclassified $36,000 from its allowance for loan losses to a separate liability account which represents the portion of the allowance for loan losses that was associated with lending-related commitments, specifically unfunded loan commitments and letters of credit. In 2006, the Company reclassified $92,000 from the allowance for lending-relating commitments to its allowance for loan losses. In future periods, the provision for credit losses may contain both a component related to funded loans (provision for loan losses) and a component related to lending-related commitments (provision for unfunded loan commitments and letters of credit). Management believes the allowance for loan losses is adequate to provide for inherent losses in the port-

2007 Annual Report	33

folio. There can be no assurances however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The amount of future additions to the allowance for loan losses and the allowance for lending-related commitments will be dependent upon management’s assessment of the adequacy of the allowance based on its evaluation of economic conditions, changes in real estate values, interest rates, the regulatory environment, the level of past-due and non-performing loans, and other factors. Please refer to the “Credit Risk and Asset Quality” section of this report for further discussion of the Company’s loan loss experience and non-performing assets.
Non-interest Income
Non-interest income totaled $80.1 million in 2007, $91.2 million in 2006 and $93.6 million in 2005, reflecting a decrease of 12% in 2007 compared to 2006, and a decrease of 3% in 2006 compared to 2005. Non-interest income as a percentage of net revenue declined to 23% in 2007 compared to 27% in 2006 and 30% in 2005. The decline in non-interest income in 2007 compared to 2006 is attributable to lower levels of trading income recognized on interest rate swaps and mortgage banking valuation and recourse obligation adjustments in 2007 and the $2.4 million gain on the sale of the Wayne Hummer Growth Fund in 2006 offset by higher levels of gains on available-for-sale securities and higher wealth managment fees. The following table presents non-interest income by category for 2007, 2006 and 2005 (in thousands):

	Years ended December 31,			2007 compared to 2006		2006 compared to 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Brokerage	$20,346	19,615	20,154	$731	4%	$(539)	(3)%
Trust and asset management	10,995	12,105	9,854	(1,110)	(9)	2,251	23

Total wealth management fees	31,341	31,720	30,008	(379)	(1)	1,712	6
Mortgage banking	14,888	22,341	25,913	(7,453)	(33)	(3,572)	(14)
Service charges on deposit accounts	8,386	7,146	5,983	1,240	17	1,163	19
Gain on sales of premium finance receivables	2,040	2,883	6,499	(843)	(29)	(3,616)	(56)
Administrative services	4,006	4,598	4,539	(592)	(13)	59	1
Gains on available-for-sale securities, net	2,997	17	1,063	2,980	NM	(1,046)	(98)
Other:
Fees from covered call options	2,628	3,157	11,434	(529)	(17)	(8,277)	(72)
Trading income — net cash settlement of swaps	—	1,237	440	(1,237)	NM	797	181
Trading income (loss) — change in fair market value	265	7,514	(1,339)	(7,249)	(97)	8,853	661
Bank Owned Life Insurance	4,909	2,948	2,431	1,961	67	517	21
Miscellaneous	8,628	7,671	6,586	957	13	1,085	17

Total other	16,430	22,527	19,552	(6,097)	(27)	2,975	15

Total non-interest income	$80,088	91,232	93,557	$(11,144)	(12)%	$(2,325)	(3)%

NM	— Not Meaningful
Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions generated by the Wayne Hummer Companies. Trust and asset management fees represent WHTC’s trust fees which include fees earned on assets under management, custody fees and other trust related fees and WHAMC’s fees for advisory services to individuals and institutions, municipal and tax-exempt organizations, including the management of the Wayne Hummer proprietary mutual funds. The brokerage income is generated by WHI, the Company’s broker-dealer subsidiary.
Brokerage revenue is directly impacted by trading volumes. In 2007, brokerage revenue totaled $20.3 million, reflecting an increase of $731,000, or 4%, compared to 2006. The Company anticipates continued recognition of revenue enhancement capabilities and continued growth of the wealth management platform throughout its banking locations. In 2006, brokerage revenue totaled $19.6 million reflecting a decrease of $539,000, or 3%, compared to 2005.
Trust and asset management revenue totaled $11.0 million in 2007, a decrease of $1.1 million, or 9%, compared to 2006. The Wayne Hummer Growth Fund, which was managed by WHAMC and had total assets of $162 million at December 31, 2005, was sold during the first quarter of 2006 for a gain of $2.4 million which is included in this category. In 2006, trust and asset management fees totaled $12.1 million and increased $2.3 million, or 23%, compared to 2005. This increase is attributable to the $2.4 million gain

34	Wintrust Financial Corporation

recorded in 2006 on the sale of the Wayne Hummer Growth Fund. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Trust assets and assets under management totaled $1.6 billion at December 31, 2007, $1.4 billion at December 31, 2006 and $1.6 billion at December 31, 2005.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage banking revenue totaled $14.9 million in 2007, $22.3 million in 2006, and $25.9 million in 2005, reflecting a decrease of $7.4 million, or 33%, in 2007, and $3.6 million, or 14%, in 2006. In 2007, the Company recorded $4.2 million in losses related to recourse obligations on residential mortgage loans sold to investors. These losses primarily related to mortgages originated through wholesale channels which experienced early payment defaults. Also, in 2007 compared to 2006, the Company recorded an additional $1.8 million in lower of cost or market adjustments for residential mortgage loans held-for-sale. The remainder of the decrease in mortgage banking is a result of lower origination volumes in 2007 compared to 2006. Future growth of mortgage banking is impacted by the interest rate environment and will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing depressed residential real estate environment may continue to hamper mortgage banking production growth. Effective January 1, 2006, the Company adopted the provisions of SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). Prior to January 1, 2006, MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization, or fair value. Included in the 2007 mortgage banking revenue decrease is $125,000 of MSR valuation adjustment (additional expense) compared to 2006. Included in the 2006 mortgage banking revenue decrease is $514,000 of MSR valuation adjustment compared to 2005 amortization expense.
Service charges on deposit accounts totaled $8.4 million in 2007, $7.1 million in 2006 and $6.0 million in 2005. These increases of 17% in 2007 and 19% in 2006, were due primarily to the overall larger household account base. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to unrelated third parties. However, from the third quarter of 2006 to the third quarter of 2007, all of the receivables originated by FIFC were purchased by the Banks to more fully utilize their lending capacity. In the fourth quarter of 2007, due to the Company’s average loan-to-average deposit ratio being consistently above the target of 85% to 90%, the Company reinstated its program of selling premium finance receivables, with servicing retained, to unrelated third parties. Having a program in place to sell premium finance receivables to third parties allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue. The level of premium finance receivables sold to unrelated third parties depends in large part on the capacity of the Banks to retain such loans in their portfolio and therefore, it is possible that sales of these receivables may occur in the future.
Loans sold to unrelated third parties totaled $230 million in 2007, $303 million in 2006 and $562 million in 2005, representing 8%, 10% and 21% of FIFC’s total originations in 2007, 2006 and 2005, respectively. The Company recognized net gains totaling $2.0 million in 2007, $2.9 million in 2006 and $6.5 million in 2005 related to this activity.
As FIFC continues to service the loans sold, it recognizes a retained interest in the loans sold which consists of a servicing asset, interest only strip and a recourse obligation, upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts FIFC is contractually entitled to receive from the customer, including an estimate of late fees, the amounts due to the purchaser of the loans, fees paid to insurance agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company monitors the performance of these loans on a “static pool” basis and adjusts the assumptions in its cash flow model when warranted. These loans have relatively short maturities (less than 12 months) and prepayments are not highly correlated to movements in interest rates. Due to the short-term nature of these loans, the Company believes that the book value of the servicing asset approximates fair value.
The Company capitalized $2.0 million and amortized $590,000 in servicing assets related to the sale of these loans in 2007, and capitalized $2.8 million and amortized $4.7 million in servicing assets related to sale of these loans in 2006. As of December 31, 2007, the Company’s retained interest in the loans sold included a servicing asset of $1.9 million, an interest only strip of $2.6 million and a liability for its recourse obligation of $179,000.
Gains are significantly dependent on the spread between the net yield on the loans sold and the rate passed on to the purchasers. The net yield on the loans sold and the rates passed on to the purchasers typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread was 3.70% in 2007, compared to 2.62% to 3.24% in 2006 and 2.71% to 3.74% in 2005.

2007 Annual Report	35

The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately ten months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. Clean-up calls resulted in increased gains of $444,000, $761,000, and $248,000 in 2007, 2006 and 2005, respectively. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. Credit losses on loans sold were estimated at 0.20% of the estimated average balances in 2007, at 0.15% for 2006 and at a range of 0.15% to 0.25% for 2005. The gains are also influenced by the number of months these loans are estimated to be outstanding. The estimated average terms of the loans were nine months in 2007 and in 2006, and eight to nine months in 2005. The applicable discount rate used in determining gains related to this activity was the same in 2007, 2006 and 2005.
At December 31, 2007 and 2006, premium finance loans sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $219.9 million and $58.3 million, respectively. The remaining estimated recourse obligation carried in other liabilities was approximately $179,000 and $129,000, at December 31, 2007 and 2006, respectively. Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, for premium finance receivables sold and serviced for others totaled $129,000 in 2007, $191,000 in 2006 and $269,000 in 2005. At December 31, 2007, non-performing loans related to this sold portfolio were approximately $180,000, or less than 1% of the sold loans, compared to $3.5 million, or 6%, of the sold loans at December 31, 2006. The premium finance portfolio owned by the Company had a ratio of non-performing loans to total loans of 1.80% at December 31, 2007 and 1.07% at December 31, 2006. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Credit Risk and Asset Quality” section of this report.
Administrative services revenue generated by Tricom was $4.0 million in 2007, $4.6 million in 2006 and $4.5 million in 2005. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The decrease in revenue in 2007 compared to 2006 is a result of slower growth in new customer relationships and a decrease in revenue from existing clients. In 2006 compared to 2005, Tricom increased sales volumes with its current client base, however experienced competitive rate pressures.
Gains on available-for-sale securities totaled $3.0 million in 2007, $17,000 in 2006 and $1.1 million in 2005. Included in gains in 2007 was a $2.5 million gain recognized in the fourth quarter of 2007 on the Company’s investment in an unaffiliated bank holding company that was acquired by another bank holding company.
Premium income from covered call option transactions totaled $2.6 million in 2007, $3.2 million in 2006 and $11.4 million in 2005. The higher fees from covered call options in 2005 was due to the mix in the types of underlying securities and the volatility in the marketplace that resulted in higher premiums for the options.
During 2007, call option contracts were written against $1.1 billion of underlying securities, compared to $1.6 billion in 2006 and $3.3 billion in 2005. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. The Company routinely writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management enters into these transactions with the goal of enhancing its overall return on its investment portfolio by using the fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call option contracts at December 31, 2007 or December 31, 2006.
The Company recognized trading income related to interest rate swaps not designated in hedge relationships and the trading account assets of its broker-dealer. Trading income recognized for the net cash settlement of swaps is income that would have been recognized regardless of whether the swaps were designated in hedging relationships. However, in the absence of hedge accounting, the net cash settlement of the swaps is included in trading income rather than net interest income. Trading income totaled $265,000 in 2007 and $8.8 million in 2006, compared to a loss of $0.9 million in 2005. At June 30, 2006, the Company had $231.1 million of interest rate swaps that were initially documented at their inception dates as being in hedging relationships with the Company’s variable rate junior subordinated debentures and subordinated notes, but subsequently, management determined that the hedge documentation did not meet the standards of SFAS 133. In July 2006, the Company settled its position in these interest rate swap contracts by selling them

36	Wintrust Financial Corporation

to third parties. The Company realized approximately $5.8 million from the settlement of these swaps and eliminated any further earnings volatility due to the changes in fair values.
Bank Owned Life Insurance (“BOLI”) generated non-interest income of $4.9 million in 2007, $2.9 million in 2006 and $2.4 million in 2005. This income typically represents adjustments to the cash surrender value of BOLI policies; however in the third quarter of 2007, the Company recorded a non-taxable $1.4 million death benefit gain. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of the Lakes and $8.4 million owned by Hinsbrook Bank when Wintrust acquired these banks. BOLI totaled $84.7 million at December 31, 2007 and $82.1 million at December 31, 2006, and is included in other assets.
Miscellaneous other non-interest income includes loan servicing fees, service charges, rental income from equipment leases and miscellaneous other income. In 2007, the Company recognized a $2.6 million gain from the sale of property held by the Company, which was partially offset by $1.4 million of losses recognized on various limited partnership investments. Approximately $1.0 million of these partnership losses relate to a low income housing tax credit investment which generates tax credits that are recorded directly to income tax expense. The increase in 2006 compared to 2005 is as a result of growth in the Company’s balance sheet.
Non-interest Expense
Non-interest expense totaled $242.9 million in 2007, and increased $14.1 million, or 6%, compared to 2006. In 2006, non-interest expense totaled $228.8 million, and increased $30.1 million, or 15%, compared to 2005. The non-interest expense categories increased as a result of acquisitions in 2005, 2006 and 2007, the new branch locations opened and the new de novo bank opened at the end of the first quarter of 2006. In 2007, Wintrust added five locations that added to all categories of non-interest expense.
The following table presents non-interest expense by category for 2007, 2006 and 2005 (in thousands):

	Years ended December 31,			2007 compared to 2006		2006 compared to 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change

Salaries and employee benefits	$141,816	137,008	118,071	$4,808	4%	$18,937	16%
Equipment	15,363	13,529	11,779	1,834	14	1,750	15
Occupancy, net	21,987	19,807	16,176	2,180	11	3,631	22
Data processing	10,420	8,493	7,129	1,927	23	1,364	19
Advertising and marketing	5,318	5,074	4,970	244	5	104	2
Professional fees	7,090	6,172	5,609	918	15	563	10
Amortization of other intangible assets	3,861	3,938	3,394	(77)	(2)	544	16
Other:
Commissions — 3rd party brokers	3,854	3,842	3,823	12	—	19	1
Postage	3,841	3,940	3,665	(99)	(3)	275	8
Stationery and supplies	3,159	3,233	3,262	(74)	(2)	(29)	(1)
FDIC Insurance	3,713	911	926	2,802	308	(15)	(2)
Miscellaneous	22,513	22,873	19,886	(360)	(2)	2,987	15

Total other	37,080	34,799	31,562	2,281	7	3,237	10

Total non-interest expense	$242,935	228,820	198,690	$14,115	6%	$30,130	15%

Wintrust’s net overhead ratio, which is non-interest expense less non-interest income as a percent of total average assets, was 1.72% in 2007, 1.54% in 2006 and 1.39% in 2005. This ratio has steadily increased the past few years as the Company has increased staff levels to accommodate new facilities and growth at existing facilities, while non-interest income from mortgage banking and fees generated from covered call options have slowed over the past few years.
Salaries and employee benefits is the largest component of non-interest expense, accounting for 58% of the total in 2007, 60% of the total in 2006 and 59% in 2005. For the year ended December 31, 2007, salaries and employee benefits totaled $141.8 million and increased $4.8 million, or 4% compared to 2006. Base pay components and the impact of the Hinsbrook and Broadway acquisitions contributed to the majority of the increase in 2007 compared to 2006. The increase in 2006 compared to 2005 is comprised of fixed and variable compensation components increasing $10.9 million, the adoption of SFAS 123(R) increasing costs by $5.6 million and

2007 Annual Report	37

total benefits increasing $2.4 million. See Note 18 of the Consolidated Financial Statements for further information on SFAS 123(R). For the year ended December 31, 2006, salaries and employee benefits totaled $137.0 million, and increased $18.9 million, or 16%, compared to 2005.
Equipment expense, which includes furniture, equipment and computer software depreciation and repairs and maintenance costs, totaled $15.4 million in 2007, $13.5 million in 2006 and $11.8 million in 2005, reflecting increases of 14% in 2007 and 15% in 2006. These increases were caused by higher levels of expense related to the furniture, equipment and computer software required at new facilities and at existing facilities due to increased staffing.
Occupancy expense for the years 2007, 2006 and 2005 was $22.0 million, $19.8 million and $16.2 million, respectively, reflecting increases of 11% in 2007 and 22% in 2006. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. Increases in 2007 and 2006 reflect the increases in the number of facilities operated as well as market increases in operating costs of such facilities.
Data processing expenses totaled $10.4 million in 2007, $8.5 million in 2006 and $7.1 million in 2005, representing increases of 23% in 2007 and 19% in 2006. The increases are primarily due to the additional costs of acquired banks, new branch facilities at existing banks and the overall growth of loan accounts.
Advertising and marketing expenses totaled $5.3 million for 2007, $5.1 million for 2006 and $5.0 million for 2005. Marketing costs are necessary to attract loans and deposits at the newly chartered banks, to announce new branch openings as well as the expansion of the wealth management business, to continue to promote community-based products at the more established locations and, in 2007, to promote the Company’s commercial banking capabilities. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize targeted marketing programs in the more mature market areas.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. These fees totaled $7.1 million in 2007, $6.2 million in 2006 and $5.6 million in 2005. The increase for 2007 is primarily related to increased legal costs related to non-performing loans. The increase for 2006 is attributable to the general growth in the Company’s total assets, the expansion of the banking franchise and the acquisition of Hinsbrook Bank.
Amortization of other intangibles assets relates to the amortization of core deposit premiums and customer list intangibles established in connection with the application of SFAS 142 to business combinations. See Note 8 of the Consolidated Financial Statements for further information on these intangible assets.
Commissions paid to 3rd party brokers primarily represent the commissions paid on revenue generated by WHI through its network of unaffiliated banks.
FDIC insurance totaled $3.7 million in 2007 and $0.9 million in both 2006 and 2005. The significant increase in 2007 is a result of a higher rate structure imposed on all financial institutions beginning in 2007.
Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions. These expenses represent a large collection of controllable daily operating expenses. This category decreased $0.4 million, or 2%, in 2007 and increased $3.0 million, or 15%, in 2006. The decrease in 2007 compared to 2006 reflects management’s continued efforts to control daily operating expenses. The increase in 2006 compared to 2005 is in line with increases in the other non-interest expense categories for that period and reflects the growth in the Company’s balance sheet.
Income Taxes
The Company recorded income tax expense of $28.2 million in 2007, $37.7 million in 2006 and $37.9 million in 2005. The effective tax rates were 33.6%, 36.2% and 36.1% in 2007, 2006 and 2005, respectively. Please refer to Note 17 to the Consolidated Financial Statements for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.
Operating Segment Results
As described in Note 24 to the Consolidated Financial Statements, the Company’s operations consist of four primary segments: banking, premium finance, Tricom and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its banking segment. The net interest income of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposit balances of customers of the wealth management segment to the wealth management segment.

38	Wintrust Financial Corporation

The banking segment’s net interest income for the year ended December 31, 2007 totaled $259.0 million as compared to $235.2 million for the same period in 2006, an increase of $23.8 million, or 10%. The increase in net interest income for 2006 when compared to the total of $211.7 million in 2005 was $23.5 million, or 11%. The increase in 2007 compared to 2006 is primarily a result of an increase in net interest margin which was attributable to a higher loan-to-deposit ratio and the shift in deposits away from higher cost retail certificates of deposit in 2007. The increase in 2006 compared to 2005 was primarily the result of continued growth in the loan portfolio partially offset by the effect of a decrease in net interest margin. Total loans increased 8% in 2007 and 22% in 2006. Provision for credit losses increased to $14.3 million in 2007 compared to $6.3 million in 2006 and $6.5 million in 2005. The banking segment’s non-interest income totaled $36.3 million in 2007, a decrease of $4.3 million, or 11%, when compared to the 2006 total of $40.6 million. The decrease in non-interest income in 2007 is primarily a result of lower mortgage banking revenues which were impacted by mortgage banking valuation and recourse obligation adjustments totaling $6.0 million. In 2006, non-interest income for the banking segment decreased $10.4 million, or 20% when compared to the 2005 total of $51.0 million. The decrease in 2006 compared to 2005 is primarily a result of a lower level of fees from covered call options and lower mortgage banking revenues. The banking segment’s net income for the year ended December 31, 2007 totaled $62.3 million, an increase of $1.2 million, or 2%, as compared to the 2006 total of $61.1 million. Net income for the year ended December 31, 2006 decreased $8.3 million, or 12%, as compared to the 2005 total of $69.4 million.
The premium finance segment’s net interest income totaled $60.5 million for the year ended December 31, 2007 and increased $18.1 million, or 43%, over the $42.4 million in 2006. This increase was primarily the result of $275 million of higher average levels of premium finance receivables compared to 2006. In November 2007, the Company completed the acquisition of Broadway Premium Funding Corporation which is now included in the premium finance segment results since the date of acquisition. Wintrust did not sell any premium finance receivables to an unrelated third party financial institution in the third and fourth quarters of 2006 or the first three quarters of 2007. The premium finance segment’s non-interest income totaled $2.0 million, $2.9 million and $6.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Non-interest income for this segment reflects the gains from the sale of premium finance receivables to an unrelated third party, as more fully discussed in the Consolidated Results of Operations section. Net after-tax profit of the premium finance segment totaled $29.8 million, $19.6 million and $21.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. New receivable originations totaled $3.1 billion in 2007, $3.0 billion in 2006 and $2.7 billion in 2005. The increases in new volumes each year is indicative of this segment’s ability to increase market penetration in existing markets and establish a presence in new markets.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services that Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $3.9 million in 2007 and 2006, and $4.1 million in 2005. Non-interest income for 2007 was $4.0 million, decreasing $592,000 or 13%, from the $4.6 million reported in 2006. Revenue trends at Tricom reflect the general staffing trends of the economy and the entrance of new competitors in most market places served by Tricom. The segment’s net income was $1.4 million in 2007, $1.8 million in 2006 and $1.8 million 2005. The decrease in net income in 2007 compared to 2006 and 2005 is a result of growth in new customer relationships offset by a decrease in revenue from existing clients.
The wealth management segment reported net interest income of $12.9 million for 2007 compared to $6.3 million for 2006 and $1.4 million for 2005. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks. The allocated net interest income included in this segment’s profitability was $11.7 million ($7.2 million after tax) in 2007 and $5.2 million ($3.2 million after tax) in 2006. During the third quarter of 2006, the Company changed the measurement methodology for the net interest income component of the wealth management segment. In conjunction with the change in the executive management team for this segment in the third quarter of 2006, the contribution attributable to the wealth management deposits was redefined to measure the full net interest income contribution. In previous periods, the contribution from these deposits was limited to the value as an alternative source of funding for each bank. As such, the contribution in previous periods did not capture the total net interest income contribution of this funding source. Current executive management of this segment uses this measured contribution to determine overall profitability. Wealth management customer account balances on deposit at the Banks averaged $538.7 million, $465.4 million and $407.8 million in 2007, 2006 and 2005, respectively. This segment recorded non-interest income of $39.3 million for 2007 as compared to $38.0 million for 2006 and $36.6 million in 2005. In 2006, this segment’s non-interest income included a $2.4 million gain on the sale of the Wayne Hummer Growth Fund. Distribution of wealth management services through each bank subsidiary continues to be a focus of the Company as the number of brokers in its Banks continues to increase. Wealth management revenue growth generated in the banking locations is significantly outpacing the growth derived from the

2007 Annual Report	39

traditional Wayne Hummer Investment downtown Chicago sources. Wintrust is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream and continues to focus on reducing the fixed cost structure of this segment to a variable cost structure. This segment reported net income of $7.7 million for 2007 compared to $3.3 million for 2006 and a net loss of $589,000 for 2005.
ANALYSIS OF FINANCIAL CONDITION
The Company’s total assets were $9.4 billion at December 31, 2007, a decrease of $203.0 million, or 2%, when compared to the $9.6 billion at December 31, 2006. Total assets increased $1.4 billion, or 17%, in 2006 over the $8.2 billion at December 31, 2005. In 2007, available-for-sale securities decreased $535.9 million, while loans increased $305.1 million. In 2006, loans increased $1.3 billion, representing the most significant component of the total asset growth in 2006.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented (dollars in thousands):

			Years Ended December 31,

	2007		2006		2005
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Loans:
Commercial and commercial real estate	$4,182,205	49%	$3,647,982	45%	$2,931,230	42%
Home equity	652,034	8	641,494	8	621,160	9
Residential real estate (1)	335,894	4	365,159	5	401,473	6
Premium finance receivables	1,264,941	15	989,689	12	847,970	12
Indirect consumer loans	248,203	3	229,757	3	195,697	3
Tricom finance receivables	33,552	—	41,703	1	36,599	1
Consumer and other loans	108,051	1	97,560	1	103,783	2

Total loans, net of unearned income (2)	6,824,880	80	6,013,344	75	5,137,912	75
Liquidity management assets (3)	1,674,719	20	2,054,798	25	1,738,725	25
Other earnings assets (4)	24,721	—	29,675	—	23,644	—

Total average earning assets	$8,524,320	100%	$8,097,817	100%	$6,900,281	100%

Total average assets	$9,442,277		$8,925,557		$7,587,602

Total average earning assets to total average assets		90%		91%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes non-accrual loans

(3)	Includes available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements

(4)	Includes brokerage customer receivables and trading account securities
Average earning assets increased $426.5 million, or 5%, in 2007 and $1.2 billion, or 17%, in 2006. The ratio of average earning assets as a percent of total average assets in 2007 declined slightly to 90% from 91% in 2006 and 2005.
Total average loans increased $811.5 million, or 14%, in 2007, and $875.4 million, or 17%, in 2006. The increase in average loans was primarily funded by proceeds from maturing liquidity management assets and higher levels of average deposits. The average loans to average deposits ratio increased to 90.1% in 2007 from 82.2% in 2006 and 83.4% in 2005. Due to the increase of the average loan-to-deposit ratio in 2007 to the high-end of management’s target range of 85% — 90%, the Company reinstated its program of selling premium finance receivables to unrelated third parties by selling $230.0 million of outstanding balances in the fourth quarter of 2007. The sale of premium finance receivables is discussed below in more detail.
Loans. Total loans at December 31, 2007 were $6.8 billion, increasing $305.1 million, or 5%, over the December 31, 2006 total of $6.5 billion. Average total loans, net of unearned income, totaled $6.8 billion in 2007, $6.0 billion in 2006 and $5.1 billion in 2005.

40	Wintrust Financial Corporation

Average commercial and commercial real estate loans, the largest loan category, totaled $4.2 billion in 2007, and increased $534.2 million, or 15%, over the average balance in 2006. The average balance in 2006 increased $716.8 million, or 24%, over the average balance in 2005. This category comprised 61% of the average loan portfolio in 2007 and 2006. The growth realized in this category is attributable to increased business development efforts, acquisitions, and to a lesser extent the reclassification of $78.6 million of loans in the fourth quarter of 2006 from the residential real estate category to commercial and commercial real estate.
In order to minimize the time lag typically experienced by de novo banks in redeploying deposits into higher yielding earning assets, the Company has developed lending programs focused on specialized earning asset niches that generally have large volumes of homogeneous assets that can be acquired for the Banks’ portfolios and possibly sold in the secondary market to generate fee income. These specialty niches also diversify the Banks’ loan portfolios and add higher yielding earning assets that help to improve the net interest margin. However, these loans may involve greater credit risk than generally associated with loan portfolios of more traditional community banks due to marketability of the collateral, or because of the indirect relationship the Company has with the underlying borrowers. Specialty loan programs include premium finance, indirect auto, Tricom finance receivables, mortgage broker warehouse lending through Hinsdale Bank, the Community Advantage program at Barrington Bank, which provides lending, deposit and cash management services to condominium, homeowner and community associations and the small aircraft lending program at Crystal Lake Bank. Other than the premium finance receivables, Tricom finance receivables and indirect auto, all of the loans generated by these specialty loan programs are included in commercial and commercial real estate loans in the preceding table. Management continues to evaluate other specialized types of earning assets to assist with the deployment of deposit funds and to diversify the earning asset portfolio.
Home equity loans averaged $652.0 million in 2007, and increased $10.5 million, or 2%, when compared to the average balance in 2006. Home equity loans averaged $641.5 million in 2006, and increased $20.3 million, or 3%, when compared to the average balance in 2005. Unused commitments on home equity lines of credit totaled $878.1 million at December 31, 2007 and $846.8 million at December 31, 2006.
Residential real estate loans averaged $335.9 million in 2007, and decreased $29.3 million, or 8%, from the average balance in 2006. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The remaining loans in this category are maintained within the Banks’ loan portfolios and represent mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The Company does not think it has a significant exposure related to subprime mortgages. WestAmerica, which originated certain subprime mortgages for sale into the secondary market, substantially modified its product offerings in the second quarter of 2007 in an effort to reduce the risk associated with subprime mortgages. The lower average residential real estate loans in 2007 have resulted from the Company’s reclassification of $78.6 million of loans in the fourth quarter of 2006, which are now included in commercial and commercial real estate.
Premium finance receivables are originated through FIFC and to a lesser extent Broadway. These receivables represent loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. All premium finance receivables originated by FIFC are subject to the Company’s credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.
Average premium finance receivables totaled $1.3 billion in 2007, and accounted for 19% of the Company’s average total loans. Average premium finance receivables increased $275.3 million, or 28%, from the average balance of $989.7 million in 2006. The increase in the average balance of premium finance receivables is a result of the Company’s decision to suspend the sale of premium finance receivables to an unrelated third party beginning in the third quarter of 2006 and to a lesser extent from loans acquired through the Broadway acquisition in the fourth quarter of 2007. Also, in the fourth quarter of 2007, due to the Company’s average loan-to-average deposit ratio being consistently above the target range of 85% to 90%, the Company reinstated its program of selling premium finance receivables, with servicing retained, to unrelated third parties. The majority of the receivables originated by FIFC are sold to the Banks and retained in their loan portfolios. Having a program in place to sell premium finance receivables to third parties allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue. The level of premium finance receivables sold to unrelated third parties depends in large part on the capacity of the Banks to retain such loans in their portfolio and therefore, it is possible that sales of these receivables may occur in the future. See Consolidated Results of Operations for further information on these loan sales. Total premium finance loan originations were $3.1 billion, $3.0 billion and $2.7 billion in 2007, 2006 and 2005, respectively.

2007 Annual Report	41

Indirect consumer loans are comprised primarily of automobile loans (94% of the indirect portfolio) and boat loans at State Bank of The Lakes. These loans are financed from networks of unaffiliated automobile and boat dealers located throughout the Chicago and southern Wisconsin metropolitan areas with which the Company has established relationships. Indirect auto loans are secured by new and used automobiles and generally have an original maturity of 36 to 72 months with the average actual maturity estimated to be approximately 40 to 45 months. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. Management continually monitors the dealer relationships to ensure the Banks are not dependent on any one dealer as a source of such loans. During 2007, 2006 and 2005 average indirect consumer loans totaled $248.2 million, $229.8 million and $195.7 million, respectively.
Tricom finance receivables represent high-yielding short-term accounts receivable financing to Tricom’s clients in the temporary staffing industry located throughout the United States. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments due to the borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect their interests. Typically, Tricom also provides value-added out-sourced administrative services to many of these clients, such as data processing of payrolls, billing and cash management services, which generate additional fee income. Average Tricom finance receivables were $33.6 million in 2007, $41.7 million in 2006 and $36.6 million in 2005. Lower activity from existing clients and slower growth in new customer relationships has lead to the decrease in Tricom finance receivables in 2007 compared with 2006. Higher sales volumes with Tri-com’s existing client base coupled with new client business lead to the higher level of Tricom finance receivables in 2006 compared with 2005.
Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding services and loan demand. Average liquidity management assets accounted for 20% of total average earning assets in 2007 and 25% in 2006 and 2005. Average liquidity management assets decreased $380.1 million in 2007 compared to 2006, and increased $316.1 million in 2006 compared to 2005. The decrease in average liquidity management assets in 2007 is the result of the maturity of various available-for-sale securities, primarily in the first half of 2007. As a result of the current interest rate environment, loan growth and the Company’s balance sheet strategy, not all maturities were replaced with new purchases. The Company has put in place a deposit pricing strategy which has resulted in a gradual shift away from dependence upon retail certificates of deposits and resulted in an increase in the average loan-to-average-deposit ratio. The increase in average liquidity management assets in 2006 compared to 2005 was a result of increases in average deposits and other funding sources exceeding increases in average loans in 2006.
Other earning assets. Average other earning assets include trading account securities and brokerage customer receivables at WHI. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI, under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.
Deposits and Other Funding Sources
The dynamics of community bank balance sheets are generally dependent upon the ability of management to attract additional deposit accounts to fund the growth of the institution. As the Banks and branch offices are still relatively young, the generation of new deposit relationships to gain market share and establish themselves in the community as the bank of choice is particularly important. When determining a community to establish a de novo bank, the Company generally will enter a community where it believes the new bank can gain the number one or two position in deposit market share. This is usually accomplished by initially paying competitively high deposit rates to gain the relationship and then by introducing the customer to the Company’s unique way of providing local banking services.
Deposits. Total deposits at December 31, 2007, were $7.5 billion, decreasing $398 million, or 5%, compared to the $7.9 billion at December 31, 2006. Average deposit balances in 2007 were $7.6 billion, reflecting an increase of $257 million, or 4%, compared to the average balances in 2006. During 2006, average deposits increased $1.2 billion, or 19%, compared to the prior year.

42	Wintrust Financial Corporation

The decrease in year end deposits in 2007 over 2006 reflects the Company’s initiatives in 2007 to reduce the level of higher rate certificates of deposit. During 2007, the Company’s retail deposit pricing strategies focused on shifting the mix of deposits away from certificates of deposit into lower rate and more variable rate NOW and money market accounts.
The following table presents the composition of average deposits by product category for each of the last three years (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Non-interest bearing deposits	$647,715	9%	$623,542	9%	$592,879	9%
NOW accounts	938,960	12	774,481	10	699,323	11
Wealth management deposits	547,408	7	464,438	6	407,816	7
Money market accounts	696,760	9	639,590	9	657,788	11
Savings accounts	302,339	4	307,142	4	298,468	5
Time certificates of deposit	4,442,469	59	4,509,488	62	3,507,771	57

Total deposits	$7,575,651	100%	$7,318,681	100%	$6,164,045	100%

Wealth management deposits are funds from the brokerage customers of WHI and the trust and asset management customers managed by Wayne Hummer Trust Company which have been placed into deposit accounts of the Banks (“Wealth management deposits” in table above). Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the Banks as well as other investments suitable for banks.
The following table presents average deposit balances for each Bank and the relative percentage of total consolidated average deposits held by each Bank during each of the past three years (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Lake Forest Bank	$1,060,954	14%	$1,048,493	14%	$947,014	15%
Hinsdale Bank(3)	1,037,514	14	888,430	12	740,092	12
North Shore Bank	781,699	10	819,010	11	767,464	12
Libertyville Bank	798,522	11	741,231	10	662,330	11
Barrington Bank	700,728	9	707,620	10	653,509	11
Crystal Lake Bank	470,586	6	457,486	6	410,168	7
Northbrook Bank	613,943	8	632,337	9	554,717	9
Advantage Bank	241,117	3	219,689	3	209,136	3
Village Bank(1)	491,307	6	504,021	7	359,224	6
Beverly Bank	141,186	2	138,800	2	83,285	1
Wheaton Bank(3)	244,158	3	157,440	2	94,194	2
Town Bank	399,857	6	358,295	5	283,548	5
State Bank of The Lakes	428,653	6	418,805	6	399,364	6
Old Plank Trail Bank(2)	108,887	1	44,569	1	—	—
St. Charles Bank(3)	56,540	1	182,455	2	—	—

Total deposits	$7,575,651	100%	$7,318,681	100%	$6,164,045	100%

Percentage increase from prior year		4%		19%		40%

(1)	For 2005, represents effect on consolidated average deposits from effective acquisition date of March 31, 2005 for First Northwest Bank, which was merged with Village Bank. At December 31, 2005, Village Bank had total deposits of $498.0 million.

(2)	For 2006, represents effect on consolidated average deposits from effective organization date of March 23, 2006 for Old Plank Trail Bank. At December 31, 2006, Old Plank Trail Bank had total deposits of $92.0 million.

(3)	For 2006, represents effect on consolidated average deposits from effective acquisition date of May 31, 2006 for Hinsbrook Bank. Branches (and related deposits) from Hinsbrook Bank were sold to Hinsdale Bank and Wheaton Bank in the fourth quarter of 2006. Hinsbrook’s Geneva branch was renamed St. Charles Bank.

2007 Annual Report	43

Other Funding Sources. Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities, as well as the retention of earnings, the Company uses several other funding sources to support its growth. These other sources include short-term borrowings, notes payable, FHLB advances, subordinated debt and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.
The composition of average other funding sources in 2007, 2006 and 2005 is presented in the following table (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Notes payable	$51,979	5%	$6,913	1%	$12,100	2%
Federal Home Loan Bank advances	400,552	38	364,149	45	333,108	43
Subordinated notes	75,000	7	66,742	8	50,000	7
Short-term borrowings	264,743	25	140,968	17	152,575	20
Junior subordinated debentures	249,739	25	237,249	29	217,983	28
Other	1,818	—	1,883	—	3,255	—

Total other funding sources	$1,043,831	100%	$817,904	100%	$769,021	100%

Notes payable balances represent the balances on a credit agreement with an unaffiliated bank. This credit facility is available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2007 and 2006, the Company had $60.7 million and $12.8 million, respectively, of notes payable outstanding. See Note 11 to the Consolidated Financial Statements for further discussion of the terms of this credit facility.
FHLB advances provide the Banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the Banks totaled $415.2 million at December 31, 2007, and $325.5 million at December 31, 2006. See Note 12 to the Consolidated Financial Statements for further discussion of the terms of these advances.
The Company borrowed $75.0 million under three separate $25 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years with final maturity dates in 2012, 2013 and 2015. These notes qualify as Tier II regulatory capital. See Note 13 to the Consolidated Financial Statements for further discussion of the terms of the notes.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $252.6 million and $159.9 million at December 31, 2007 and 2006, respectively. Securities sold under repurchase agreements primarily represent sweep accounts for certain customers in connection with master repurchase agreements at the Banks. This funding category fluctuates based on customer preferences and daily liquidity needs of the Banks, their customers and the Banks’ operating subsidiaries.
The Company has $249.7 million of junior subordinated debentures outstanding as of December 31, 2007. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. On September 1, 2006, the Company issued $51.5 million of 6.84% fixed rate junior subordinated debentures in connection with a private placement of the related Trust Preferred Securities and on September 5, 2006, the Company used the proceeds from this issuance to redeem at par $32.0 million of 9.0% fixed rate junior subordinated debentures originally issued in 1998. See Note 15 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.

44	Wintrust Financial Corporation

Shareholders’ Equity. Total shareholders’ equity was $739.6 million at December 31, 2007 reflecting a decrease of $33.7 million from the December 31, 2006 total of $773.3 million. In 2006, shareholders’ equity increased $145.4 million over the December 31, 2005 balance. During 2007, shareholders’ equity increased $47.8 million as a result of earnings retention ($55.7 million of net income less dividends of $7.8 million), $10.8 million due to stock-based compensation costs, $8.9 million from the issuance of shares (including related tax benefits) pursuant to various stock-based compensation plans and $4.1 million from other comprehensive income, net of tax. Shareholders’ equity decreased $105.9 million in 2007 as a result of the purchase of 2,506,717 shares of treasury stock, at an average price of $42.23 per share.
The $145.4 million increase in shareholders’ equity in 2006 was primarily due to the retention of $59.5 million of earnings
($66.5 million of net income less dividends of $7.0 million), $57.1 million due to stock issued in business combinations, $11.6 million from the issuance of 200,000 new shares in final settlement of a forward sale agreement of the company’s common stock, $17.3 million due to stock-based compensation costs pursuant to the adoption of SFAS 123R, $14.2 million from the issuance of shares (including related tax benefits) pursuant to various stock-based compensation plans and $1.1 million from the cumulative effect adjustment of a change in accounting for MSRs pursuant to the adoption of SFAS 156. Shareholders’ equity decreased $16.3 million in 2006 as a result of the purchase of 344,089 shares of treasury stock, at an average price of $47.50 per share.

2007 Annual Report	45

CREDIT RISK AND ASSET QUALITY
Allowance for Credit Losses
The following table summarizes the activity in the allowance for credit losses during the last five years (dollars in thousands):

	2007	2006	2005	2004	2003

Allowance for loan losses at beginning of year	$46,055	40,283	34,227	25,541	18,390
Provision for credit losses	14,879	7,057	6,676	6,298	10,999
Allowance acquired in business combinations	362	3,852	4,792	5,110	1,602
Reclassification from/(to) allowance for lending-related commitments	(36)	92	(491)	—	—

Charge-offs:
Commercial and commercial real estate loans	8,958	4,534	3,252	2,356	2,382
Home equity loans	289	97	88	—	358
Residential real estate loans	147	81	198	—	—
Consumer and other loans	593	371	363	204	222
Premium finance receivables	2,425	2,760	2,067	1,852	2,558
Indirect consumer loans	873	584	555	425	937
Tricom finance receivables	252	50	—	33	—

Total charge-offs	13,537	8,477	6,523	4,870	6,457

Recoveries:
Commercial and commercial real estate loans	1,732	2,299	527	1,148	339
Home equity loans	61	31	—	6	39
Residential real estate loans	6	2	—	—	13
Consumer and other loans	178	148	243	104	40
Premium finance receivables	514	567	677	738	399
Indirect consumer loans	172	191	155	152	173
Tricom finance receivables	3	10	—	—	4

Total recoveries	2,666	3,248	1,602	2,148	1,007

Net charge-offs	(10,871)	(5,229)	(4,921)	(2,722)	(5,450)

Allowance for loan losses at end of year	$50,389	46,055	40,283	34,227	25,541

Allowance for lending-related commitments at end of year	493	457	491	—	—

Allowance for credit losses at end of year	$50,882	46,512	40,774	34,227	25,541

Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.17%	0.06%	0.09%	0.06%	0.14%
Home equity loans	0.04	0.01	0.01	(0.00)	0.08
Residential real estate loans	0.04	0.02	0.05	—	(0.01)
Consumer and other loans	0.38	0.23	0.12	0.13	0.34
Premium finance receivables	0.15	0.22	0.16	0.14	0.34
Indirect consumer loans	0.28	0.17	0.20	0.15	0.45
Tricom finance receivables	0.74	0.10	—	0.12	(0.02)

Total loans, net of unearned income	0.16%	0.09%	0.10%	0.07%	0.18%

Net charge-offs as a percentage of the provision for credit losses	73.07%	74.10%	73.71%	43.22%	49.55%

Year-end total loans	$6,801,602	6,496,480	5,213,871	4,348,346	3,297,794
Allowance for loan losses as a percentage of loans at end of year	0.74%	0.71%	0.77%	0.79%	0.77%
Allowance for credit losses as a percentage of loans at end of year	0.75%	0.72%	0.78%	0.79%	0.77%

46	Wintrust Financial Corporation

Risk Elements in the Loan Portfolio
The following table sets forth the allocation of the allowance for loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

	2007		2006		2005		2004		2003
		% of Loan		% of Loan		% of Loan		% of Loan		% of Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allowance for loan losses allocation:
Commercial and commercial real estate	$38,995	65%	$32,943	63%	$28,288	61%	$20,016	57%	$7,421	50%
Home equity	2,057	10	1,985	10	1,835	12	1,404	13	467	14
Residential real estate	1,290	3	1,381	3	1,372	5	993	5	417	5
Consumer and other	1,442	2	1,757	1	1,516	1	1,585	2	418	2
Premium finance receivables	3,672	16	4,838	18	4,586	16	7,708	18	5,495	23
Indirect consumer loans	2,900	4	3,019	4	2,538	4	2,149	4	915	5
Tricom finance receivables	33	—	132	1	148	1	372	1	143	1
Unallocated	—	—	—	—	—	—	—	—	10,265	—

Total allowance for loan losses	$50,389	100%	$46,055	100%	$40,283	100%	$34,227	100%	$25,541	100%

Allowance category as a percent of total allowance:
Commercial and commercial real estate	77%		72%		70%		58%		29%
Home equity	4		4		5		4		2
Residential real estate	3		3		4		3		1
Consumer and other	3		4		4		5		2
Premium finance receivables	7		10		11		23		22
Indirect consumer loans	6		7		6		6		3
Tricom finance receivables	—		—		—		1		1
Unallocated	—		—		—		—		40

Total allowance for loan losses	100%		100%		100%		100%		100%

Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$493		$457		$491		$—		$—

Total allowance for credit losses	$50,882		$46,512		$40,774		$34,227		$25,541

Management has determined that the allowance for loan losses and the allowance for losses on lending-related commitments were adequate at December 31, 2007. The Company’s loan rating process is an integral component of the methodology utilized in determining the adequacy of the allowance for loan losses. The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing the Problem Loan Report as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated for each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of December 31, 2007 and December 31, 2006, was approximately $142.1 million and $84.7 million, respectively. The increase in 2007 is primarily a result of Problem Loan Report credits in the commercial and commercial real estate category. We believe these loans are performing and, accordingly, do not cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

2007 Annual Report	47

In 2004, the Company refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the allowance to specific loan portfolio groupings. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of Problem Loan Report loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in the experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The methodology used since 2004 refined the process so that this element was calculated for each loan portfolio grouping. In prior years, this element of the allowance was associated with the loan portfolio as a whole rather than with a specific loan portfolio grouping. In 2007, the increase in the amount of allowance for loan losses can be primarily attributed to the potential losses for loans on the Company’s Problem Loan Report, specifically commercial and commercial real estate. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
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
An analysis of commercial and commercial real estate loans actual loss experience is conducted to assess reserves established for credits with similar risk characteristics. An allowance is established for loans on the Problem Loan Report and for pools of loans based on the loan types and the risk ratings assigned. The Company separately measures the fair value of impaired commercial and commercial real estate loans using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Problem Loan Report loans, which include nonperforming loans, are subject to impairment valuation. Commercial and commercial real estate loans continue to represent a larger percentage of the Company’s total loans outstanding. The credit risk of commercial and commercial real estate loans is largely influenced by the impact on borrowers of general economic conditions, which can be challenging and uncertain. Historically low net charge-offs of commercial and commercial real-estate loans may not be indicative of future charge-off levels. The home equity, residential real estate, consumer and other loan allocations are based on analysis of historical delinquency and charge-off statistics and trends and the current economic environment. Allocations for niche loans such as premium finance receivables, indirect consumer and Tricom finance receivables are based on an analysis of historical delinquency and charge-off statistics, historical growth trends and historical economic trends.
The allowance for loan losses as of December 31, 2007, increased $4.3 million to $50.4 million from December 31, 2006. The allowance for loan losses as a percentage of total loans at December 31, 2007 and 2006 was 0.74% and 0.71%, respectively. As a percent of average total loans, total net charge-offs for 2007 and 2006 were 0.16% and 0.09%, respectively. While management believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio, there can be no assurances that future losses will not exceed the amounts provided for, thereby affecting future earnings. In 2007, the Company reclassified $36,000 from its allowance for loan losses to its allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit. In 2006, the Company reclassified $92,000 from the allowance for lending-related commitments to its allowance for loan losses. The allowance for credit losses is comprised of the allowance for loan losses and the allowance for lending-related commitments. In future periods, the provision for credit losses may contain both a component related to funded loans (provision for loan losses) and a component related to lending-related commitments (provision for unfunded loan commitments and letters of credit).
Commercial and commercial real estate loans represent the largest loan category in the Company’s loan portfolio, accounting for 65% of total loans at December 31, 2007. Net charge-offs in this category totaled $7.2 million, or 0.17% of average loans in this category in 2007, and $2.2 million, or 0.06% of average loans in this category in 2006.

48	Wintrust Financial Corporation

Premium finance receivable loans represent the second largest loan category in the Company’s portfolio, accounting for 16% of total loans at December 31, 2007. Net charge-offs totaled $1.9 million in 2007 as compared to $2.2 million in 2006. Net charge-offs were 0.15% of average premium finance receivables in 2007 versus 0.22% in 2006. As noted in the next section of this report, non-performing premium finance receivables as a percent of total premium finance receivables were 1.80% at December 31, 2007 and 1.07% at December 31, 2006.
Past Due Loans and Non-performing Assets
The following table classifies the Company’s non-performing assets as of December 31 for each of last five years. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands):

	2007	2006	2005	2004	2003

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity(1)	$51	308	159	—	—
Commercial, consumer and other	14,742	8,454	1,898	715	1,024
Premium finance receivables	8,703	4,306	5,211	3,869	3,439
Indirect consumer loans	517	297	228	280	313
Tricom finance receivables	—	—	—	—	—

Total loans past due greater than 90 days and still accruing	24,013	13,365	7,496	4,864	4,776

Non-accrual loans:
Residential real estate and home equity(1)	3,215	1,738	457	2,660	3,217
Commercial, consumer and other	33,267	12,959	11,712	3,550	9,646
Premium finance receivables	10,725	8,112	6,189	7,396	5,994
Indirect consumer loans	560	376	335	118	107
Tricom finance receivables	74	324	—	—	—

Total non-accrual	47,841	23,509	18,693	13,724	18,964

Total non-performing loans:
Residential real estate and home equity(1)	3,266	2,046	616	2,660	3,217
Commercial, consumer and other	48,009	21,413	13,610	4,265	10,670
Premium finance receivables	19,428	12,418	11,400	11,265	9,433
Indirect consumer loans	1,077	673	563	398	420
Tricom finance receivables	74	324	—	—	—

Total non-performing loans	71,854	36,874	26,189	18,588	23,740

Other real estate owned	3,858	572	1,400	—	368

Total non-performing assets	$75,712	37,446	27,589	18,588	24,108

Total non-performing loans by category as a percent of its own respective category’s year end balance:
Residential real estate and home equity(1)	0.36%	0.23%	0.07%	0.32%	0.48%
Commercial, consumer and other	1.06	0.51	0.42	0.17	0.63
Premium finance receivables	1.80	1.07	1.40	1.46	1.26
Indirect consumer loans	0.45	0.27	0.28	0.23	0.24
Tricom finance receivables	0.27	0.74	—	—	—

Total non-performing loans	1.06%	0.57%	0.50%	0.43%	0.72%

Total non-performing assets as a percentage of total assets	0.81%	0.39%	0.34%	0.29%	0.51%

Allowance for loan losses as a percentage of non-performing loans	70.13%	124.90%	153.82%	184.13%	107.59%

(1)	Residential real estate and home equity loans that are non-accrual and past due greater than 90 days and still accruing do not include non-performing mortgage loans held-for-sale. These loans totaled $2.0 million as of December 31, 2007. Mortgage loans held-for-sale are carried at the lower of cost or market applied on an aggregate basis by loan type. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue.

2007 Annual Report	49

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $3.3 million at December 31, 2007. The balance increased $1.2 million from December 31, 2006. This category of non-performing loans consists of 14 individual credits representing eight home equity loans and six residential real estate loans. The average balance of loans in this category is approximately $233,000. On average, this is less than one residential real estate loan or home equity loan per chartered bank within the Company and the control and collection of these loans is very manageable. Each non-performing credit is well secured and in the process of collection. Management does not expect any material losses from the resolution of any of the credits in this category.
Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $48.0 million as of December 31, 2007. The balance in this category increased $26.6 million from December 31, 2006. The increase in the non-performing loans since December 31, 2006 was primarily the result of $32.3 million related to three credit relationships.
One of the relationships, totaling approximately $15.8 million, relates to two residential real estate developments in the southwestern suburbs of Chicago that are partially developed and were acquired as a result of the Hinsbrook Bank acquisition. Current market conditions have substantially slowed the sale of single family home lots. The Company believes the projects have reasonable long term viability; however, given the current state of the residential real estate market, the ultimate resolution of these problem loans could span a lengthy period of time until market conditions stabilize. The Company is working on various scenarios to minimize the holding periods and future losses, if any.
Another addition to this non-performing loan category relates to a credit that approximates $10.4 million secured by a low rise apartment complex that is being converted to condominiums. The project is located in one of the Company’s primary market areas. Sales have slowed on the project to levels less than originally projected. This loan was initially structured with significant equity and mezzanine debt subordinate to our position resulting in a conservative loan-to-value position at the inception of the loan. The Company believes that the current market conditions may have impacted the valuation of the property, but not to a level where our principal is at substantial risk. We believe our first lien position relative to the value of the collateral to be favorable. Management of the Company believes that there is reasonable interest in this property from investors and anticipates a relatively quick resolution to this situation.
The other significant addition to this category of non-performing loans is a $6.1 million loan relationship made to a long-time commercial customer of the Company who is involved in several small residential developments in the northern suburbs of Chicago. The slowdown in the residential real estate market has impacted the borrower’s ability to service the debt; however, sales do continue at a slower than projected pace. The loan relates to a variety of properties and these properties are not concentrated in any one development. Based on the Company’s evaluation of the collateral, we believe our loan is adequately secured at this time and anticipate that this loan will be resolved during 2008 as a result of collateral liquidations.
Non-performing Premium Finance Receivables
The table below presents the level of non-performing premium finance receivables as of December 31, 2007 and 2006, and the amount of net charge-offs for the years then ended (dollars in thousands):

	2007	2006

Non-performing premium finance receivables	$19,428	$12,418
- as a percent of premium finance receivables outstanding	1.80%	1.07%

Net charge-offs of premium finance receivables	$1,911	$2,193
- annualized as a percent of average premium finance receivables	0.15%	0.22%

As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
The ratio of non-performing premium finance receivables fluctuates throughout the year due to the nature and timing of canceled account collections from insurance carriers. Due to the nature of collateral for premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash collections. Accordingly, the level of non-performing premium finance receivables is not necessarily indicative of the loss inherent in the portfolio. In the event of default, Wintrust has the power to cancel the insurance policy and collect the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium. Interest continues to accrue until maturity as the unearned premium is usually sufficient to pay-off the outstanding balance and contractual interest due.

50	Wintrust Financial Corporation

Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $1.1 million at December 31, 2007, compared to $673,000 at December 31, 2006. The ratio of these non-performing loans to total indirect consumer loans was 0.45% at December 31, 2007 compared to 0.27% at December 31, 2006. As noted in the Allowance for Credit Losses table, net charge-offs as a percent of total indirect consumer loans were 0.28% for the year ended December 31, 2007 compared to 0.17% in the same period in 2006. The level of nonperforming and net charge-offs of indirect consumer loans continues to be below standard industry ratios for this type of lending.
Potential Problem Loans
Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of “Past Due Loans and Non-performing Assets”. Accordingly, at the periods presented in this report, the Company has no potential problem loans as defined by SEC regulations.
Loan Concentrations
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2007, except for loans included in the premium finance operating segment, which are diversified throughout the United States.
EFFECTS OF INFLATION
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

2007 Annual Report	51

Asset-Liability Management
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
Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result of interest rate fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations. Please refer to earlier sections of this discussion and analysis for further discussion of the net interest margin.
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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. See Note 21 of the Consolidated Financial Statements for information on the Company’s derivative financial instruments.
During 2007 and 2006, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be affected by these transactions. To mitigate this risk, the Company may acquire fixed-rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2007 or December 31, 2006.
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

52	Wintrust Financial Corporation

Standard gap analysis reflects contractual re-pricing information for assets, liabilities and derivative financial instruments. While the gap position and related ratios illustrated in the following table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time and static in nature. The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions based on contractual re-pricing and maturities as of December 31, 2007:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$90,964	—	—	—	90,964
Interest-bearing deposits with banks	10,410	—	—	—	10,410
Available-for-sale securities	382,162	131,865	276,996	512,814	1,303,837

Total liquidity management assets	483,536	131,865	276,996	512,814	1,405,211
Loans, net of unearned income (1)	3,727,333	1,517,815	1,487,716	178,290	6,911,154
Other earning assets	25,777	—	—	—	25,777

Total earning assets	4,236,646	1,649,680	1,764,712	691,104	8,342,142
Other non-earning assets	—	—	—	1,026,717	1,026,717

Total assets (RSA)	$4,236,646	1,649,680	1,764,712	1,717,821	9,368,859

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$4,162,455	1,949,766	694,525	431	6,807,177
Federal Home Loan Bank advances	10,701	4,996	179,486	220,000	415,183
Notes payable and other borrowings	254,434	60,700	—	—	315,134
Subordinated notes	75,000	—	—	—	75,000
Junior subordinated debentures	191,887	6,228	51,547	—	249,662

Total interest-bearing liabilities	4,694,477	2,021,690	925,558	220,431	7,862,156
Demand deposits	—	—	—	664,264	664,264
Other liabilities	—	—	—	102,884	102,884
Shareholders’ equity	—	—	—	739,555	739,555

Effect of derivative financial instruments (3):
Interest rate swaps (Company pays fixed, receives floating)	(175,000)	—	85,000	90,000	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$4,519,477	2,021,690	1,010,558	1,817,134	9,368,859

Repricing gap (RSA — RSL)	$(282,831)	(372,010)	754,154	(99,313)
Cumulative repricing gap	$(282,831)	(654,841)	99,313	—

Cumulative RSA/Cumulative RSL	94%	90%	101%
Cumulative RSA/Total assets	45%	63%	82%
Cumulative RSL/Total assets	48%	70%	81%

Cumulative GAP/Total assets	(3)%	(7)%	1%
Cumulative GAP/Cumulative RSA	(7)%	(11)%	1%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.

(3)	Excludes interest rate swaps to qualified commercial customers as they are offset with interest rate swaps entered into with third parties and have no effect on the Company’s interest rate sensitivity. See Note 21 of the Consolidated Financial Statements for further discussion of these interest rate swaps.
As seen in the table, the Company’s gap analysis as of December 31, 2007, reflects that the Company is in a negative gap position, which generally indicates the Company would benefit from a declining rate environment. However, the shape of the yield curve, an institution’s funding sources and deposit mix, and the inability to have negative interest rates can create undue margin compression even for liability sensitive institutions operating in a low interest rate environment.

2007 Annual Report	53

As a result of the static position and inherent limitations of gap analysis, management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at December 31, 2007 and December 31, 2006, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to an immediate 200 basis point shift in the yield curve:
December 31, 2007	9.5%	6.4%	(1.4)%	(9.9)%
December 31, 2006	4.6%	1.7%	(2.0)%	(7.2)%

These results are based solely on an instantaneous permanent parallel shift in the yield curve and do not reflect the net interest income sensitivity that may arise from other factors, such as changes in the shape of the yield curve or changes in the spread between key market rates. The above results are conservative estimates due to the fact that no management actions to mitigate potential changes in net interest income are included in this simulation process. These management actions could include, but would not be limited to, delaying a change in deposit rates, extending the maturities of liabilities, the use of derivative financial instruments, changing the pricing characteristics of loans or modifying the growth rate of certain types of assets or liabilities.
Liquidity and Capital Resources
The Company and the Banks are subject to various regulatory capital requirements established by the federal banking agencies that take into account risk attributable to balance sheet and off-balance sheet activities. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly discretionary — actions by regulators, that if undertaken could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total assets of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 Capital to total assets is 4.0%. In addition the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities. The following table summarizes the capital guidelines for bank holding companies, as well as the Company’s capital ratios as of December 31, 2007, 2006 and 2005:

			Wintrust’s	Wintrust’s	Wintrust’s
		Well	Ratios at	Ratios at	Ratios at
	Minimum	Capitalized	Year-end	Year-end	Year-end
	Ratios	Ratios	2007	2006	2005

Tier 1 Leverage Ratio	4.0%	5.0%	7.7%	8.2%	8.3%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	8.7%	9.8%	10.3%
Total Capital to Risk-Weighted Assets	8.0%	10.0%	10.2%	11.3%	11.9%
Total average equity to total average assets	N/A	N/A	7.7%	7.9%	8.0%

As reflected in the table, each of the Company’s capital ratios at December 31, 2007, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 19 of the Consolidated Financial Statements for further information on the capital positions of the Banks.
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with an unaffiliated bank and proceeds from the issuances of subordinated debt, junior subordinated debentures and additional equity. Refer to Notes 11, 13, 15 and 23 of the Consolidated Financial Statements for further information on the Company’s notes payable, subordinated note, junior subordinated debentures and shareholders’ equity, respectively. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
On March 30, 2005, Wintrust consummated the partial settlement of the forward sale agreement the Company entered into on December 14, 2004 with Royal Bank of Canada, an affiliate of RBC Capital Markets Corporation, relating to the forward sale by Wintrust of 1.2 million shares of Wintrust’s common stock. Pursuant to and in partial settlement of the forward sale agreement, Wintrust issued 1.0 million shares of its common stock, and received net proceeds of $55.8 million from Royal Bank of Canada. Additionally, on December 14, 2005, Wintrust amended certain terms of the forward sale agreement for the purpose of extending the maturity date for the remaining 200,000 shares from December 17, 2005 to December 17,

54	Wintrust Financial Corporation

2006. In conjunction with the completion of the acquisition of HBI in May 2006, the forward sale agreement was fully settled with Wintrust issuing 200,000 shares of its common stock and receiving net proceeds of $11.6 million. The Company issued 1,120,033 shares of common stock in May 2006 in connection with the acquisition of HBI.
Banking laws impose restrictions upon the amount of dividends that can be paid to the holding company by the Banks. Based on these laws, the Banks could, subject to minimum capital requirements, declare dividends to the Company without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. In addition, the payment of dividends may be restricted under certain financial covenants in the Company’s revolving credit line agreement. At January 1, 2008, subject to minimum capital requirements at the Banks, approximately $28.5 million was available as dividends from the Banks without prior regulatory approval. However, since the Banks are required to maintain their capital at the well-capitalized level (due to the Company being approved as a financial holding company), funds otherwise available as dividends from the Banks are limited to the amount that would not reduce any of the Banks’ capital ratios below the well-capitalized level. At January 1, 2008, approximately $17.0 million was available as dividends from the Banks without compromising the Banks’ well-capitalized positions. During 2007, 2006 and 2005 the subsidiaries paid dividends to Wintrust totaling $105.9 million, $183.6 million and $45.1 million, respectively.
The Company declared its first semi-annual cash dividend on its common stock in 2000 and has increased the dividend each year thereafter. The dividend payout ratio was 14.3% in 2007, 10.9% in 2006 and 8.7% in 2005. The Company continues to target an earnings retention ratio of approximately 85% to 90% to support continued growth. The $0.32 cash dividend per share paid in 2007 represented a 14% increase over the $0.28 cash dividend per share paid in 2006. Along those same lines, the semi-annual dividend of $0.18 per share in January 2008 represents (on an annualized basis) $0.36 per share, or a 13% increase over 2007.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s outstanding common stock over 18 months. Through April 2007, the Company repurchased a total of approximately 1.8 million shares at an average price of $45.74 per share under the July 2006 share repurchase plan. In April 2007, the Company’s Board of Directors terminated the July 2006 authorization and authorized the repurchase of up to an additional 1.0 million shares of the Company’s outstanding common stock over 12 months. The Company began to repurchase shares under the this authorization in July 2007 and repurchased all 1.0 million shares at an average price of $37.57 per share during the third and fourth quarters of 2007. In January 2008, the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of the Company’s outstanding common stock over the next 12 months.
Liquidity management at the Banks involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies, formulated and monitored by the Company’s senior management and each Bank’s asset/liability committee, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Banks’ principal sources of funds are deposits, short-term borrowings and capital contributions from the holding company. In addition, the Banks are eligible to borrow under Federal Home Loan Bank advances and certain Banks are eligible to borrow at the Federal Reserve Bank Discount Window, another source of liquidity.
Core deposits are the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC. Core deposits are generally defined in the industry as total deposits less time deposits with balances greater than $100,000. Approximately 55% of the Company’s total assets were funded by core deposits at the end of 2007 and 2006. The remaining assets were funded by other funding sources such as time deposits with balances in excess of $100,000, borrowed funds and equity capital. Due to the affluent nature of many of the communities that the Company serves, management believes that many of its time deposits with balances in excess of $100,000 are also a stable source of funds.
Liquid assets refer to money market assets such as Federal funds sold and interest bearing deposits with banks, as well as available-for-sale debt securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. At December 31, 2007, net liquid assets totaled approximately $191.4 million, compared to approximately $346.7 million at December 31, 2006.
The Banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2007 and 2006, the Banks had approximately $780.8 million and $910.1 million, respectively, of securities collateralizing such public deposits and other short-term borrowings. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.
The Company is not aware of any known trends, commitments, events, regulatory recommendations or uncertainties that would have any adverse effect on the Company’s capital resources, operations or liquidity.

2007 Annual Report	55

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
Contractual Obligations. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements:

		Payments Due In
	Note	One Year	1 - 3	3 - 5	Over
	Reference	or Less	Years	Years	5 Years	Total

	(in thousands)
Deposits(1)	10	$6,743,086	519,731	208,424	296	7,471,537
Notes payable	11	59,700	—	—	1,000	60,700
FHLB advances(1) (2)	12	15,698	20,500	159,000	220,000	415,198
Subordinated notes	13	5,000	20,000	30,000	20,000	75,000
Other borrowings	14	200,057	21,877	32,500	—	254,434
Junior subordinated debentures(1)	15	—	—	—	249,493	249,493
Operating leases	16	3,059	6,768	4,991	16,777	31,595
Purchase obligations(3)		20,425	19,921	753	496	41,595

Total		$7,047,025	608,797	435,668	508,062	8,599,552

(1)	Excludes basis adjustment for purchase accounting valuations.

(2)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(3)	Purchase obligations presented above primarily relate to certain contractual obligations for services related to the construction of facilities, data processing and the outsourcing of certain operational activities.
The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative liabilities recorded on the balance sheet at December 31, 2007 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above.
Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2007. Further information on these commitments is included in Note 20 of the Consolidated Financial Statements.

	One Year	1 - 3	3 - 5	Over
	or Less	Years	Years	5 Years	Total

	(in thousands)
Commitment type:
Commercial, commercial real estate and construction	$1,201,230	334,497	171,812	144,699	1,852,238
Residential real estate	113,640	—	—	—	113,640
Revolving home equity lines of credit	878,102	—	—	—	878,102
Letters of credit	104,103	65,434	3,643	39	173,219
Commitments to sell mortgage loans	218,913	—	—	—	218,913

56	Wintrust Financial Corporation

Contingent Liabilities. In connection with the sale of premium finance receivables, the Company continues to service the receivables and maintains a recourse obligation to the purchasers should the underlying borrowers default on their obligations. The estimated recourse obligation is taken into account in recording the sale, effectively reducing the gain recognized. As of December 31, 2007, outstanding premium finance receivables sold to and serviced for third parties for which the Company has a recourse obligation were $219.9 million and the estimated recourse obligation was $179,000 and included in other liabilities on the balance sheet. Please refer to the Consolidated Results of Operations section of this report for further discussion of these loan sales.
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At December 31, 2007 the liability for estimated losses on repurchase and indemnification was $1.9 million and was included in other liabilities on the balance sheet.

2007 Annual Report	57

Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2007	2006

Assets
Cash and due from banks	$170,190	169,071
Federal funds sold and securities purchased under resale agreements	90,964	136,221
Interest bearing deposits with banks	10,410	19,259
Available-for-sale securities, at fair value	1,303,837	1,839,716
Trading account securities	1,571	2,324
Brokerage customer receivables	24,206	24,040
Mortgage loans held-for-sale	109,552	148,331
Loans, net of unearned income	6,801,602	6,496,480
Less: Allowance for loan losses	50,389	46,055

Net loans	6,751,213	6,450,425

Premises and equipment, net	339,297	311,041
Accrued interest receivable and other assets	273,678	180,889
Goodwill	276,204	268,936
Other intangible assets	17,737	21,599

Total assets	$9,368,859	9,571,852

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$664,264	699,203
Interest bearing	6,807,177	7,170,037

Total deposits	7,471,441	7,869,240

Notes payable	60,700	12,750
Federal Home Loan Bank advances	415,183	325,531
Other borrowings	254,434	162,072
Subordinated notes	75,000	75,000
Junior subordinated debentures	249,662	249,828
Accrued interest payable and other liabilities	102,884	104,085

Total liabilities	8,629,304	8,798,506

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 26,281,296 and 25,802,024 shares issued at December 31, 2007 and 2006, respectively	26,281	25,802
Surplus	539,127	519,233
Treasury stock, at cost, 2,850,806 and 344,089 shares at December 31, 2007 and 2006, respectively	(122,196)	(16,343)
Common stock warrants	459	681
Retained earnings	309,556	261,734
Accumulated other comprehensive loss	(13,672)	(17,761)

Total shareholders’ equity	739,555	773,346

Total liabilities and shareholders’ equity	$9,368,859	9,571,852

See accompanying Notes to Consolidated Financial Statements

58	Wintrust Financial Corporation

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Interest income
Interest and fees on loans	$525,610	456,384	335,391
Interest bearing deposits with banks	841	651	279
Federal funds sold and securities purchased under resale agreements	3,774	5,393	3,485
Securities	79,402	93,398	66,555
Trading account securities	55	51	68
Brokerage customer receivables	1,875	2,068	1,258

Total interest income	611,557	557,945	407,036

Interest expense
Interest on deposits	294,914	265,729	156,252
Interest on Federal Home Loan Bank advances	17,558	14,675	11,912
Interest on notes payable and other borrowings	13,794	5,638	4,178
Interest on subordinated notes	5,181	4,695	2,829
Interest on junior subordinated debentures	18,560	18,322	15,106

Total interest expense	350,007	309,059	190,277

Net interest income	261,550	248,886	216,759
Provision for credit losses	14,879	7,057	6,676

Net interest income after provision for credit losses	246,671	241,829	210,083

Non-interest income
Wealth management	31,341	31,720	30,008
Mortgage banking	14,888	22,341	25,913
Service charges on deposit accounts	8,386	7,146	5,983
Gain on sales of premium finance receivables	2,040	2,883	6,499
Administrative services	4,006	4,598	4,539
Fees from covered call options	2,628	3,157	11,434
Gains on available-for-sale securities, net	2,997	17	1,063
Other	13,802	19,370	8,118

Total non-interest income	80,088	91,232	93,557

Non-interest expense
Salaries and employee benefits	141,816	137,008	118,071
Equipment	15,363	13,529	11,779
Occupancy, net	21,987	19,807	16,176
Data processing	10,420	8,493	7,129
Advertising and marketing	5,318	5,074	4,970
Professional fees	7,090	6,172	5,609
Amortization of other intangible assets	3,861	3,938	3,394
Other	37,080	34,799	31,562

Total non-interest expense	242,935	228,820	198,690

Income before income taxes	83,824	104,241	104,950
Income tax expense	28,171	37,748	37,934

Net income	$55,653	66,493	67,016

Net income per common share — Basic	$2.31	2.66	2.89

Net income per common share — Diluted	$2.24	2.56	2.75

See accompanying Notes to Consolidated Financial Statements

2007 Annual Report	59

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Compre-						Accumulated
	hensive				Common		other	Total
	income	Common		Treasury	stock	Retained	comprehensive	shareholders’
	(loss)	stock	Surplus	stock	warrants	earnings	income (loss)	equity

Balance at December 31, 2004		$21,729	319,147	—	828	139,566	(7,358)	473,912
Comprehensive income:
Net income	$67,016	—	—	—	—	67,016	—	67,016
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(11,081)	—	—	—	—	—	(11,081)	(11,081)
Unrealized gains on derivative instruments	106	—	—	—	—	—	106	106

Comprehensive Income	56,041

Cash dividends declared on common stock		—	—	—	—	(5,449)	—	(5,449)

Common stock issued for:
New issuance, net of costs		1,000	54,845	—	—	—	—	55,845
Business combinations		601	29,986	—	—	—	—	30,587
Exercise of stock options		461	12,692	—	—	—	—	13,153
Restricted stock awards		19	832	—	—	—	—	851
Employee stock purchase plan		35	1,679	—	—	—	—	1,714
Exercise of common stock warrants		89	935	—	(84)	—	—	940
Director compensation plan		7	310	—	—	—	—	317

Balance at December 31, 2005		$23,941	420,426	—	744	201,133	(18,333)	627,911

Comprehensive income:
Net income	66,493	—	—	—	—	66,493	—	66,493
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	2,051	—	—	—	—	—	2,051	2,051
Unrealized losses on derivative instruments	(1,479)	—	—	—	—	—	(1,479)	(1,479)

Comprehensive Income	67,065

Cash dividends declared on common stock		—	—	—	—	(6,961)	—	(6,961)

Common stock repurchases		—	—	(16,343)	—	—	—	(16,343)
Cumulative effect of change in accounting for mortgage servicing rights		—	—	—	—	1,069	—	1,069
Stock-based compensation		—	17,282	—	—	—	—	17,282
Common stock issued for:
New issuance, net of costs		200	11,384	—	—	—	—	11,584
Business combinations		1,123	55,965	—	—	—	—	57,088
Exercise of stock options		401	11,317	—	—	—	—	11,718
Restricted stock awards		73	(135)	—	—	—	—	(62)
Employee stock purchase plan		37	1,949	—	—	—	—	1,986
Exercise of common stock warrants		14	476	—	(63)	—	—	427
Director compensation plan		13	569	—	—	—	—	582

Balance at December 31, 2006		$25,802	519,233	(16,343)	681	261,734	(17,761)	773,346

Comprehensive income:
Net income	55,653	—	—	—	—	55,653	—	55,653
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	8,185	—	—	—	—	—	8,185	8,185
Unrealized losses on derivative instruments	(4,096)	—	—	—	—	—	(4,096)	(4,096)

Comprehensive Income	$59,742

Cash dividends declared on common stock		—	—	—	—	(7,831)	—	(7,831)

Common stock repurchases		—	—	(105,853)	—	—	—	(105,853)
Stock-based compensation		—	10,846	—	—	—	—	10,846
Common stock issued for:
Exercise of stock options		298	6,518	—	—	—	—	6,816
Restricted stock awards		112	(472)	—	—	—	—	(360)
Employee stock purchase plan		39	1,652	—	—	—	—	1,691
Exercise of common stock warrants		14	634	—	(222)	—	—	426
Director compensation plan		16	716	—	—	—	—	732

Balance at December 31, 2007		$26,281	539,127	(122,196)	459	309,556	(13,672)	739,555

See accompanying Notes to Consolidated Financial Statements.

60	Wintrust Financial Corporation

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Operating Activities:
Net income	$55,653	66,493	67,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,879	7,057	6,676
Depreciation and amortization	20,010	17,622	14,113
Deferred income tax (benefit) expense	(4,837)	(1,207)	345
Stock-based compensation	10,845	12,159	4,450
Tax benefit from stock-based compensation arrangements	2,024	5,281	7,038
Excess tax benefits from stock-based compensation arrangements	(2,623)	(4,565)	—
Net amortization (accretion) of premium on securities	618	(1,136)	2,638
Fair market value change of interest rate swaps	—	(1,809)	1,809
Mortgage servicing rights fair value change and amortization, net	1,030	905	1,423
Originations and purchases of mortgage loans held-for-sale	(1,949,742)	(1,971,894)	(2,196,638)
Proceeds from sales of mortgage loans held-for-sale	1,997,445	1,922,284	2,227,636
Bank owned life insurance, net of claims	(3,521)	(2,948)	(2,431)
Gain on sales of premium finance receivables	(2,040)	(2,883)	(6,499)
Decrease (increase) in trading securities, net	753	(714)	1,989
Net (increase) decrease in brokerage customer receivables	(166)	3,860	3,947
Gain on mortgage loans sold	(12,341)	(12,736)	(10,054)
Gain on available-for-sale securities, net	(2,997)	(17)	(1,063)
(Gain) loss on sales of premises and equipment, net	(2,529)	(14)	40
Increase in accrued interest receivable and other assets, net	(1,589)	(7,867)	(5,140)
(Decrease) increase in accrued interest payable and other liabilities, net	(5,496)	13,521	(389)

Net Cash Provided by Operating Activities	115,376	41,392	116,906

Investing Activities:
Proceeds from maturities of available-for-sale securities	801,547	857,199	384,840
Proceeds from sales of available-for-sale securities	252,706	372,613	1,068,470
Purchases of available-for-sale securities	(586,817)	(1,069,596)	(1,827,642)
Proceeds from sales of premium finance receivables	229,994	302,882	561,802
Net cash paid for acquisitions	(11,594)	(51,070)	(79,222)
Net decrease (increase) in interest bearing deposits with banks	8,849	(6,819)	(7,191)
Net increase in loans	(487,676)	(1,211,300)	(1,007,090)
Redemptions of Bank Owned Life Insurance	1,306	—	—
Purchases of premises and equipment, net	(42,829)	(64,824)	(47,006)

Net Cash Provided by (Used for) Investing Activities	165,486	(870,915)	(953,039)

Financing Activities:
(Decrease) increase in deposit accounts	(397,938)	717,044	1,038,247
Increase (decrease) in other borrowings, net	39,801	63,476	(133,755)
Increase (decrease) in notes payable, net	47,950	11,750	(5,000)
Increase (decrease) in Federal Home Loan Bank advances, net	89,698	(36,080)	22,815
Net proceeds from issuance of junior subordinated debentures	—	50,000	40,000
Redemption of junior subordinated debentures, net	—	(31,050)	(20,000)
Proceeds from issuance of subordinated note	—	25,000	—
Repayment of subordinated note	—	(8,000)	—
Excess tax benefits from stock-based compensation arrangements	2,623	4,565	—
Issuance of common stock, net of issuance costs	—	11,584	55,845
Issuance of common stock resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	6,550	8,465	8,769
Treasury stock purchases	(105,853)	(16,343)	—
Dividends paid	(7,831)	(6,961)	(5,449)

Net Cash (Used for) Provided by Financing Activities	(325,000)	793,450	1,001,472

Net (Decrease) Increase in Cash and Cash Equivalents	(44,138)	(36,073)	165,339
Cash and Cash Equivalents at Beginning of Year	305,292	341,365	176,026

Cash and Cash Equivalents at End of Year	$261,154	305,292	341,365

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$351,795	304,088	183,804
Income taxes, net	30,992	33,281	28,618
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	59,683	483,723	707,406
Value ascribed to goodwill and other intangible assets	7,221	79,832	92,597
Fair value of liabilities assumed	53,095	448,409	660,452
Non-cash activities
Common stock issued for acquisitions	—	57,088	30,587
Transfer to other real estate owned from loans	5,427	2,439	1,456
Loans transferred from held-for-sale to portfolio	3,419	—	—

See accompanying Notes to Consolidated Financial Statements.

2007 Annual Report	61

Notes to Consolidated Financial Statements

Description of the Business
Wintrust Financial Corporation (“Wintrust” or “the Company”) is a financial holding company currently engaged in the business of providing traditional community banking services to cus-tomers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates various non-bank subsidiaries.
Wintrust has 15 wholly-owned bank subsidiaries (collectively, “the Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank & Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank in March 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank. In November 2006, Hinsbrook Bank’s Geneva branch was renamed St. Charles Bank & Trust (“St. Charles Bank”), its Willowbrook, Downers Grove and Darien locations became branches of Hinsdale Bank and its Glen Ellyn location became a branch of Wheaton Bank.
The Company provides, on a national basis, loans to businesses to finance insurance premiums on their commercial insurance policies (“premium finance receivables”) through First Insurance Funding Corporation (“FIFC”). FIFC is a wholly-owned sub-sidiary of Crabtree Capital Corporation (“Crabtree”) which is a wholly-owned subsidiary of Lake Forest Bank.
In November 2007, the Company acquired Broadway Premium Funding Corporation (“Broadway”). Broadway also provides loans to businesses to finance insurance premiums, mainly through insurance agents and brokers in the northeastern portion of the United States and California. Broadway is a wholly-owned subsidiary of FIFC.
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
The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI has office locations staffed by one or more registered financial advisors in a majority of the Company’s Banks. WHI also provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. WHI is a wholly-owned subsidiary of North Shore Bank. Focused Investments LLC was a wholly-owned subsidiary of WHI and was merged into WHI in December 2006. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. WHI, WHAMC and Focused were acquired in 2002, and are collectively referred to as the “Wayne Hummer Companies”. In February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC.
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
Wintrust Information Technology Services Company (“WITS”) provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

62	Wintrust Financial Corporation

(1) Summary of Significant Accounting Policies
The accounting and reporting policies of Wintrust and its subsidiaries conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices of the banking industry. In the preparation of the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts contained in the consolidated financial statements. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions change beyond management’s expectations. Reclassifications of certain prior year amounts have been made to conform to the current year presentation. The following is a summary of the Company’s more significant accounting policies.
Principles of Consolidation
The consolidated financial statements of Wintrust include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
Business Combinations
Business combinations are accounted for by the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the effective date of acquisition.
Cash Equivalents
For purposes of the consolidated statements of cash flows, Win-trust considers cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less, to be cash equivalents.
Securities
The Company classifies securities upon purchase in one of three categories: trading, held-to-maturity, or available-for-sale. Trading securities are bought principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities in which the Company has the ability and positive intent to hold until maturity. All other securities are currently classified as available-for-sale as they may be sold prior to maturity.
Held-to-maturity securities are stated at amortized cost, which represents actual cost adjusted for premium amortization and discount accretion using methods that approximate the effective interest method. Available-for-sale securities are stated at fair value. Unrealized gains and losses on available-for-sale securities, net of related taxes, are included as accumulated other comprehensive income and reported as a separate component of shareholders’ equity.
Trading account securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments are included in other non-interest income.
A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest income when earned. Realized gains and losses for securities classified as available-for-sale are included in non-interest income and are derived using the specific identification method for determining the cost of securities sold.
Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
Securities purchased under resale agreements and securities sold under repurchase agreements are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold by the secured party. The fair value of collateral either received from or provided to a third party is monitored and additional collateral is obtained or requested to be returned as deemed appropriate.
Brokerage Customer Receivables
The Company, under an agreement with an out-sourced securities clearing firm, extends credit to its brokerage customers to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. Brokerage customer receivables represent amounts due on margin balances. Securities owned by customers are held as collateral for these receivables.

2007 Annual Report	63

Mortgage Loans Held-for-Sale
Mortgage loans are classified as held-for-sale when originated or acquired with the intent to sell the loan into the secondary market. Market conditions or other developments may change management’s intent with respect to the disposition of these loans and loans previously classified as mortgage loans held-for-sale may be reclassified to the loan portfolio. Loans that are transferred between mortgage loans held-for-sale and the loan portfolio are recorded at the lower of cost or market at the date of transfer.
Mortgage loans held-for-sale are carried at the lower of cost or market applied on an aggregate basis by loan type. Fair value is based on either quoted prices for the same or similar loans or values obtained from third parties. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue. When these loans are sold, the loans are removed from the balance sheet and a gain or loss is recognized in mortgage banking revenue.
Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Loans, which include premium finance receivables, Tricom finance receivables and lease financing, are generally reported at the principal amount outstanding, net of unearned income. Interest income is recognized when earned. Loan origination fees and certain direct origination costs are deferred and amortized over the expected life of the loan as an adjustment to the yield using methods that approximate the effective interest method. Finance charges on premium finance receivables are earned over the term of the loan based on actual funds outstanding, beginning with the funding date, using a method which approximates the effective yield method.
Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations, or where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. Cash receipts on non-accrual loans are generally applied to the principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received.
The Company allocates the allowance for loan losses to specific loan portfolio groups and maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The allowance for loan losses is based on the size and current risk characteristics of the loan portfolio, an assessment of Problem Loan Report loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in the experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The Company reviews Problem Loan Report loans on a case-by-case basis to allocate a specific dollar amount of allowance, whereas all other loans are reserved for based on assigned allowance percentages evaluated by loan groupings. The loan groupings utilized by the Company are commercial and commercial real estate, residential real estate, home equity, premium finance receivables, indirect consumer, Tricom finance receivables and consumer. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
In accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” loans acquired after January 1, 2005, including debt securities, are recorded at the amount of the Company’s initial investment and no valuation allowance is carried over from the seller for individually-evaluated loans that have evidence of deterioration in credit quality since origination, and for which it is probable all contractual cash flows on the loan will be unable to be collected. Also, the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment are recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.
In estimating expected losses, the Company evaluates loans for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that a

64	Wintrust Financial Corporation

creditor will be unable to collect all amounts due pursuant to the contractual terms of the loan. Impaired loans are generally considered by the Company to be commercial and commercial real estate loans that are non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral less costs to sell. If the estimated fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for loan losses.
The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is included in other liabilities on the statement of condition while the corresponding provision for these losses is recorded as a component of the provision for credit losses.
Mortgage Servicing Rights
The Company originates mortgage loans for sale to the secondary market, the majority of which are sold without retaining servicing rights. There are certain loans, however, that are originated and sold to governmental agencies, with servicing rights retained. Mortgage servicing rights (MSR) associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the consolidated statements of condition. The change in MSR fair value is recorded as a component of mortgage banking revenue in non-interest income in the consolidated statements of income. For purposes of measuring fair value, a third party valuation is obtained. This valuation stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights to change significantly in the future. Prior to the adoption of SFAS 156, “Accounting for the Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”) on January 1, 2006, the capitalized value of mortgage servicing rights was carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Useful lives range from two to ten years for furniture, fixtures and equipment, two to five years for software and computer-related equipment and seven to 39 years for buildings and improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the respective lease. Land and antique furnishings and artwork are not subject to depreciation. Expenditures for major additions and improvements are capitalized, and maintenance and repairs are charged to expense as incurred. Internal costs related to the configuration and installation of new software and the modification of existing software that provides additional functionality are capitalized.
Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, a loss is recognized for the difference between the carrying value and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recognized in other non-interest expense.
Other Real Estate Owned
Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest income or expense, as appropriate. At December 31, 2007 and 2006, other real estate owned totaled $3.9 million and $572,000, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. In accordance with SFAS 142,

2007 Annual Report	65

“Goodwill and Other Intangible Assets,” goodwill is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant. Intangible assets which have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding ten years.
Bank-Owned Life Insurance
The Company owns bank-owned life insurance (“BOLI”) on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2007 and 2006, BOLI totaled $84.7 million and $82.1 million, respectively.
Derivative Instruments
The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the future cash flows or the value of certain assets and liabilities. The Company is also required to recognize certain contracts and commitments, including certain commitments to fund mortgage loans held-for-sale, as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. The Company accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be recorded in the statement of condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.
Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Formal documentation of the relationship between a derivative instrument and a hedged asset or liability, as well as the risk-management objective and strategy for undertaking each hedge transaction and an assessment of effectiveness is required at inception to apply hedge accounting. In addition, formal documentation of ongoing effectiveness testing is required to maintain hedge accounting.
Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the statement of condition with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.
Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the statement of condition as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of deferred taxes. Amounts are reclassified from other comprehensive income to interest expense in the period or periods the hedged forecasted transaction affects earnings.
Under both the fair value and cash flow hedge scenarios, changes in the fair value of derivatives not considered to be highly effective in hedging the change in fair value or the expected cash flows of the hedged item are recognized in earnings as non-interest income during the period of the change.
Derivative instruments that do not qualify as hedges pursuant to SFAS 133 are reported on the statement of condition at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of the change.
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage rates from the date of the commitments. Changes in the fair values of these derivatives are included in mortgage banking revenue.
Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios. These option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2007 or 2006.
Junior Subordinated Debentures Offering Costs
In connection with the Company’s currently outstanding junior subordinated debentures, approximately $726,000 of offering costs were incurred, including underwriting fees, legal and professional fees, and other costs. These costs are included in other assets and are being amortized as an adjustment to interest expense using a method that approximates the effective interest method. As of December 31, 2007, the unamortized balance of these costs was approximately $384,000. See Note 15 for further information about the junior subordinated debentures.

66	Wintrust Financial Corporation

Trust Assets, Assets Under Management and Brokerage Assets
Assets held in fiduciary or agency capacity for customers are not included in the consolidated financial statements as they are not assets of Wintrust or its subsidiaries. Fee income is recognized on an accrual basis and is included as a component of non-interest income.
Administrative Services Revenue
Administrative services revenue is recognized as services are performed, in accordance with the accrual method of accounting. These services include providing data processing of payrolls, billing and cash management services to Tricom’s clients in the temporary staffing services industry.
Income Taxes
Wintrust and its subsidiaries file a consolidated Federal income tax return. Income tax expense is based upon income in the consolidated financial statements rather than amounts reported on the income tax return. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as an income tax benefit or income tax expense in the period that includes the enactment date.
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which the Company adopted effective January 1, 2007, uncertain tax positions are initially recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.
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
Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method set forth in APB 25, as permitted by SFAS 123. The intrinsic value method provides that compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. As a result, for periods prior to 2006, compensation expense was generally not recognized in the Consolidated Statements of Income for stock options. Compensation expense has always been recognized for restricted share awards. On January 1, 2006, the Company reclassified $5.2 million of liabilities related to previously recognized compensation cost for restricted share awards that had not been vested as of that date to surplus as these awards represented equity awards as defined in SFAS 123R.
Compensation cost is measured as the fair value of the awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical forfeiture data. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

2007 Annual Report	67

The Company issues new shares to satisfy option exercises and vesting of restricted shares.
The following table reflects the Company’s pro forma net income and earnings per share as if compensation expense for the Company’s stock options, determined based on the fair value at the date of grant consistent with the method of SFAS 123, had been included in the determination of the Company’s net income for the year ended December 31, 2005 (in thousands, except per share data):

Year Ended
December 31,
2005
Net income:
As reported	$67,016
Compensation cost of stock options based on fair value, net of related tax effect	(3,313)

Pro forma	$63,703

Earnings per share — Basic:
As reported	$2.89
Compensation cost of stock options based on fair value, net of related tax effect	(0.14)

Pro forma	$2.75

Earnings per share — Diluted:
As reported	$2.75
Compensation cost of stock options based on fair value, net of related tax effect	(0.13)

Pro forma	$2.62

Advertising Costs
Advertising costs are expensed in the period in which they are incurred.
Start-up Costs
Start-up and organizational costs are expensed in the period in which they are incurred.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, and adjustments related to cash flow hedges, net of deferred taxes.
Stock Repurchases
The Company periodically repurchases shares of its outstanding common stock through open market purchases or other methods. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock.
Sales of Premium Finance Receivables
Sales of premium finance receivables to an unrelated third party are recognized in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The Company recognizes as a gain or loss the difference between the proceeds received and the allocated cost basis of the loans. The allocated cost basis of the loans is determined by allocating the Company’s initial investment in the loan between the loan and the Company’s retained interests, based on their relative fair values. The retained interests include assets for the servicing rights and interest only strip and a liability for the Company’s guarantee obligation pursuant to the terms of the sale agreement. The servicing assets and interest only strips are included in other assets and the liability for the guarantee obligation is included in other liabilities. If actual cash flows are less than estimated, the servicing assets and interest only strips would be impaired and charged to earnings. Loans sold in these transactions have terms of less than twelve months, resulting in minimal prepayment risk. The Company typically makes a clean-up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables.
Variable Interest Entities
In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation rules to be applied to entities defined in FIN 46 as “variable interest entities,” the Company does not consolidate its interests in subsidiary trusts formed for purposes of issuing trust preferred securities. Management believes that FIN 46 is not applicable to its various other investments or interests.

68	Wintrust Financial Corporation

(2) Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification of interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company.
Accounting for Split-Dollar Life Insurance Arrangements
In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, the provisions of EITF 06-4 would not apply to a split-dollar insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF is effective for fiscal years beginning after December 15, 2007. The effect of initially applying the guidance would be accounted for as a cumulative-effect adjustment to beginning retained earnings with the option of retrospective application. The adoption of EITF 06-4 did not materially impact the consolidated financial statements.
Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective January 1, 2008. The adoption of SFAS 157 did not materially impact the consolidated financial statements.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective January 1, 2008. The adoption of SFAS 159 did not materially impact the consolidated financial statements.
Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in a transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.
Accounting for Written Loan Commitments at Fair Value Through Earnings
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 states that the expected cash flows related to servicing the loan should be included in the measurement of all written loan commitments that are accounted for at fair value. Prior to SAB 109, this component of value was not incorporated into the fair value of the loan commitment. SAB 109 is effective for financial statements issued for fiscal years December 15, 2007. The Company does not expect SAB 109 to have a material impact to its financial statements.

2007 Annual Report	69

(3) Available-for-Sale Securities
A summary of the available-for-sale securities portfolio presenting carrying amounts and gross unrealized gains and losses as of December 31, 2007 and 2006 is as follows (in thousands):

	December 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value	cost	gains	losses	Value

U.S. Treasury	$33,161	73	(125)	33,109	35,990	8	(1,926)	34,072
U.S. Government agencies	321,548	783	(288)	322,043	696,946	396	(6,768)	690,574
Municipal	49,376	246	(495)	49,127	49,602	206	(599)	49,209
Corporate notes and other debt	45,920	12	(3,130)	42,802	61,246	391	(1,557)	60,080
Mortgage-backed	699,166	282	(10,602)	688,846	884,130	405	(18,247)	866,288
Federal Reserve/FHLB stock and other equity securities	167,591	319	—	167,910	138,283	1,210	—	139,493

Total available-for-sale securities	$1,316,762	1,715	(14,640)	1,303,837	1,866,197	2,616	(29,097)	1,839,716

The decrease in U.S. Government agencies as of December 31, 2007 compared to December 31, 2006 is primarily related to the maturity of Federal Home Loan Bank (“FHLB”) bonds partially offset by new purchases.
The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 (in thousands):

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U.S. Treasury	$—	—	10,076	(125)	10,076	(125)
U.S. Government agencies	86,993	(99)	36,099	(189)	123,092	(288)
Municipal	9,601	(224)	16,617	(271)	26,218	(495)
Corporate notes and other debt	18,943	(1,515)	19,234	(1,615)	38,177	(3,130)
Mortgage-backed	1,371	(1)	667,570	(10,601)	668,941	(10,602)

Total	$116,908	(1,839)	749,596	(12,801)	866,504	(14,640)

Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. All mortgage-backed securities are of investment grade quality and issued by government-backed agencies. The fair value of available-for-sale securities includes investments totaling approximately $749.6 million with unrealized losses of $12.8 million, which have been in an unrealized loss position for greater than 12 months. U.S. Treasury, U.S. Government agencies and Mortgage-backed securities totaling $713.7 million with unrealized losses of $10.9 million are primarily fixed-rate investments with temporary impairment resulting from increases in interest rates since the purchase of the investments. The Company has the intent and ability to hold these investments until such time as the values recover or until maturity.

70	Wintrust Financial Corporation

The amortized cost and fair value of securities as of December 31, 2007 and 2006, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties (in thousands):

	December 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$184,645	184,739	459,736	458,858
Due in one to five years	48,381	47,392	58,404	57,814
Due in five to ten years	92,708	90,998	295,613	287,258
Due after ten years	124,271	123,952	30,031	30,005
Mortgage-backed	699,166	688,846	884,130	866,288
Federal Reserve/FHLB Stock and other equity	167,591	167,910	138,283	139,493

Total available-for-sale securities	$1,316,762	1,303,837	1,866,197	1,839,716

In 2007, 2006 and 2005, the Company had gross realized gains on sales of available-for-sale securities of $3.6 million, $510,000 and $1.1 million, respectively. During 2007, 2006 and 2005, gross realized losses on sales of available-for-sale securities totaled $628,000, $493,000 and $40,000, respectively. Proceeds from sales of available-for-sale securities during 2007, 2006 and 2005, were $253 million, $373 million and $1.1 billion, respectively. At December 31, 2007 and 2006, securities having a carrying value of $780.8 million and $910.1 million, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances and securities sold under repurchase agreements. At December 31, 2007, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.
(4) Loans
A summary of the loan portfolio at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Commercial and commercial real estate	$4,408,661	4,068,437
Home equity	678,298	666,471
Residential real estate	226,686	207,059
Premium finance receivables	1,078,185	1,165,846
Indirect consumer loans	241,393	249,534
Tricom finance receivables	27,719	43,975
Consumer and other loans	140,660	95,158

Total loans	$6,801,602	6,496,480

At December 31, 2007 and 2006, premium finance receivables were recorded net of unearned income of $23.3 million and $27.9 million, respectively. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $6.6 million at December 31, 2007 and $2.0 million at December 31, 2006.
Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $663.9 million and $607.1 million, at December 31, 2007 and 2006, respectively, were pledged as collateral to secure the availability of borrowings from certain Federal agency banks. At December 31, 2007, approximately $461.9 million of these pledged loans are included in a blanket pledge of qualifying loans to the Federal Home Loan Bank (“FHLB”). The remaining $202.0 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2007 and 2006, the Banks borrowed $415.2 million and $325.5 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 12 for a summary of these borrowings.
The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the Banks serve. The premium finance receivables and Tricom finance receivables portfolios are made to customers on a national basis and the majority of the indirect consumer loans are generated through a network of local automobile dealers. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.
It is the policy of the Company to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral necessary to obtain when making a loan. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to assure access to collateral, in the event of default, through adherence to state lending laws and the Company’s credit monitoring procedures.

2007 Annual Report	71

(5) Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
A summary of the activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Allowance at beginning of year	$46,055	40,283	34,227
Provision for credit losses	14,879	7,057	6,676
Allowance acquired in business combinations	362	3,852	4,792
Reclassification from/(to) allowance for losses on lending-related commitments	(36)	92	(491)
Charge-offs	(13,537)	(8,477)	(6,523)
Recoveries	2,666	3,248	1,602

Allowance at end of year	$50,389	46,055	40,283

The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit. The balance of the allowance for lending-related commitments was $493,000 and $457,000 at December 31, 2007 and 2006, respectively.
A summary of non-accrual and impaired loans and their impact on interest income as well as loans past due greater than 90 days and still accruing interest are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Total non-accrual loans (as of year-end)	$47,841	23,509	18,693
Reduction of interest income from non-accrual loans	1,790	1,126	1,258
Average balance of impaired loans	15,359	10,230	9,331
Interest income recognized on impaired loans	361	140	581
Loans past due greater than 90 days and still accruing	24,013	13,365	7,496

Management evaluates the value of the impaired loans primarily by using the fair value of the collateral. A summary of impaired loan information at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Impaired loans	$28,759	11,191
Impaired loans that had allocated specific allowance for loan losses	22,515	6,165
Allocated allowance for loan losses	2,308	1,400

(6) Mortgage Servicing Rights
Effective January 1, 2006, the Company adopted the provisions of SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). Upon adoption, the carrying value of the MSRs was increased to fair value by recognizing a cumulative effect adjustment of $1.7 million pre-tax, or $1.1 million after tax. Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2007 and 2006 (in thousands):

	2007	2006

Balance at beginning of year	$5,031	3,630
Cumulative effect of change in accounting	—	1,727
Additions from loans sold with servicing retained	729	579
Changes in fair value due to:
Payoffs and paydowns	(773)	(802)
Changes in valuation inputs or assumptions	(257)	(103)

Fair value at end of year	$4,730	5,031

Unpaid principal balance of mortgage loans serviced for others	$487,660	494,695

Prior to January 1, 2006, MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization, or fair value. MSRs were periodically evaluated for impairment and a valuation allowance was established through a charge to income when the carrying value exceeded the fair value and was believed to be temporary. Changes in the carrying value of MSRs, accounted for using the amortization method, for the year ended December 31, 2005 follow (in thousands):

2005
Balance at beginning of year	$2,179
Balance acquired in business combinations	2,064
Additions from loans sold with servicing retained	810
Amortization	(1,423)

Balance at end of year	3,630

Fair value at end of year	$5,357

Unpaid principal balance of mortgage loans serviced for others	$521,520

There was no valuation allowance at December 31, 2005.
The Company recognizes MSR assets on residential real estate loans sold upon the sale of the loans when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The recognition of MSR assets and subsequent change in fair value are recognized in mortgage banking revenue. MSRs are subject to decline in value from actual and expected prepayment of the underlying loans. The Company does not specifically hedge the value of its MSRs.

72	Wintrust Financial Corporation

Fair values are provided by a third party which uses a discounted cash flow model that incorporates the objective characteristics of the portfolio as well as subjective valuation parameters that purchasers of servicing would apply to such portfolios sold into the secondary market. The subjective factors include loan prepayment speeds, interest rates, servicing costs and other economic factors.
(7) Business Combinations
The Company completed one business combination in 2007. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the effective date of acquisition were not included in the accompanying consolidated financial statements. Goodwill and other purchase accounting adjustments were recorded upon the completion of the acquisition, which did not have a material impact on the consolidated financial statements.
On November 1, 2007, the Company completed the acquisition of 100% of the ownership interests of Broadway Premium Funding Corporation (“Broadway”). Broadway was founded in 1999 and had approximately $60 million of premium finance receivables outstanding at the date of acquisition. Broadway provides financing for commercial property and casualty insurance premiums, mainly through insurance agents and brokers in the northeastern portion of the United States and California. Broadway is a subsidiary of FIFC.
(8) Goodwill and Other Intangible Assets
A summary of goodwill by business segment is as follows (in thousands):

	Jan 1,	Goodwill	Impairment	Dec 31,
	2007	Acquired	Losses	2007

Banking	$245,805	(109)	—	245,696
Premium Finance	—	7,221	—	7,221
Tricom	8,958	—	—	8,958
Wealth management	14,173	156	—	14,329

Total	$268,936	7,268	—	276,204

Approximately $24.9 million of the December 31, 2007 book balance of goodwill is deductible for tax purposes.
The decrease in the Banking segment’s goodwill primarily relates to adjustments of prior estimates of fair values associated with the acquisition of Hinsbrook Bank partially offset by additional contingent consideration earned by former owners of Guardian as a result of attaining certain performance measures. Wintrust could pay additional consideration pursuant to the West America and Guardian transaction through June 2009. Any payments would be reflected in the Banking segment’s goodwill.
The increase in goodwill in the wealth management segment represents additional contingent consideration earned by the former owners of LFCM as a result of attaining certain performance measures pursuant to the terms of the LFCM purchase agreement. Wintrust is no longer required to pay additional consideration pursuant to this transaction. LFCM was merged into WHAMC in February 2003.
A summary of finite-lived intangible assets as of December 31, 2007 and 2006 and the expected amortization as of December 31, 2007 is follows (in thousands):

	December 31,
	2007	2006

Wealth management segment:
Customer list intangibles Gross carrying amount	$3,252	3,252
Accumulated amortization	(2,800)	(2,463)

Net carrying amount	452	789

Banking segment:
Core deposit intangibles Gross carrying amount	27,918	27,918
Accumulated amortization	(10,633)	(7,108)

Net carrying amount	17,285	20,810

Total intangible assets, net	$17,737	21,599

Estimated amortization

2008	$3,862
2009	2,717
2010	2,381
2011	2,253
2012	2,251

The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002, are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions in the last five years are being amortized over ten-year periods on an accelerated basis. Total amortization expense associated with finite-lived intangibles in 2007, 2006 and 2005 was $3.9 million, $3.9 million and $3.4 million, respectively.

2007 Annual Report	73

(9) Premises and Equipment, Net
A summary of premises and equipment at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Land	$77,868	81,458
Buildings and leasehold improvements	253,000	204,249
Furniture, equipment and computer software	82,705	71,616
Construction in progress	8,003	21,545

	421,576	378,868
Less: Accumulated depreciation and amortization	82,279	67,827

Total premises and equipment, net	$339,297	311,041

Depreciation and amortization expense related to premises and equipment, totaled $17.1 million in 2007, $13.5 million in 2006 and $12.1 million in 2005.
(10) Deposits
The following is a summary of deposits at December 31, 2007 and 2006 (in thousands):

	2007	2006

Non-interest bearing accounts	$664,264	699,203
NOW accounts	1,014,780	844,875
Wealth Management deposits	599,426	529,730
Money market accounts	701,972	690,938
Savings accounts	297,586	304,362
Time certificates of deposit	4,193,413	4,800,132

Total deposits	$7,471,441	7,869,240

The scheduled maturities of time certificates of deposit at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Due in one year	$3,464,962	3,704,507
Due in one to two years	386,937	643,252
Due in two to three years	132,794	185,803
Due in three to four years	141,148	106,111
Due in four to five years	67,276	157,783
Due after five years	296	2,676

Total time certificates of deposit	$4,193,413	4,800,132

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31 (in thousands):

	2007	2006

Maturing within 3 months	$708,559	613,214
After 3 but within 6 months	493,223	560,578
After 6 but within 12 months	645,061	794,749
After 12 months	482,818	669,957

Total	$2,329,661	2,638,498

(11) Notes Payable
The notes payable balance was $60.7 million and $12.8 million at December 31, 2007 and 2006, respectively. These balances represent the outstanding balances on a $101.0 million loan agreement (“Agreement”) with an unaffiliated bank. The Agreement consists of a $100.0 million revolving note, which matures on June 1, 2008 and a $1.0 million note that matures on June 1, 2015. At December 31, 2007, the notes payable balance includes the $1.0 million note and a $59.7 million outstanding balance on the $100.0 million revolving note. Effective January 1, 2007, interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 115 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. At December 31, 2007 and 2006, the interest rates were 6.27% and 6.77%, respectively.
The Agreement is secured by the stock of some of the Banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2007, the Company is in compliance with all debt covenants. The Agreement may be utilized, as needed, to provide capital to fund continued growth at the Company’s Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

74	Wintrust Financial Corporation

(12) Federal Home Loan Bank Advances
A summary of the outstanding FHLB advances at December 31, 2007 and 2006, is as follows (in thousands):

	2007	2006

2.77% advance due February 2007	$—	25,000
4.89% advance due November 2007	—	3,034
Variable-rate advance due January 2008	3,698	—
5.37% advance due February 2008	2,502	2,518
3.32% advance due March 2008	2,501	2,505
4.36% advance due March 2008	2,000	2,000
2.72% advance due May 2008	1,996	1,986
4.78% advance due October 2008	3,000	3,000
4.40% advance due July 2009	2,026	2,044
4.85% advance due November 2009	3,000	3,000
4.58% advance due March 2010	5,018	5,026
4.61% advance due March 2010	2,500	2,500
4.50% advance due September 2010	4,942	4,918
4.88% advance due November 2010	3,000	3,000
4.60% advance due July 2011	30,000	30,000
3.30% advance due November 2011	25,000	25,000
4.61% advance due January 2012	53,000	—
4.68% advance due January 2012	16,000	—
4.44% advance due April 2012	5,000	—
4.78% advance due June 2012	25,000	—
4.79% advance due June 2012	—	25,000
3.99% advance due September 2012	5,000	—
3.78% advance due February 2015	25,000	25,000
4.12% advance due February 2015	25,000	25,000
3.70% advance due June 2015	40,000	40,000
4.55% advance due February 2016	45,000	45,000
4.83% advance due May 2016	50,000	50,000
3.47% advance due November 2017	10,000	—
4.18% advance due February 2022	25,000	—

Federal Home Loan Bank advances	$415,183	325,531

At December 31, 2007 all but one of the FHLB advances were fixed-rate term obligations. The Company entered into a $3.7 million, 30-day variable-rate advance in December 2007. The rate on the variable advance adjusts daily and was 3.77% at December 31, 2007. All of the advances due after 2011 have varying call dates ranging from January 2008 to February 2011. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At December 31, 2007, the weighted average contractual interest rate on FHLB advances was 4.31%, which is also the same as the weighted average effective interest rate, which reflects amortization of fair value adjustments associated with FHLB advances acquired through acquisitions.
FHLB advances are collateralized by qualifying residential real estate loans and certain securities. The Banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $85.2 million at December 31, 2007.
(13) Subordinated Notes
A summary of the subordinated notes at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Subordinated note, due October 29, 2012	$25,000	25,000
Subordinated note, due May 1, 2013	25,000	25,000
Subordinated note, due May 29, 2015	25,000	25,000

Total subordinated notes	$75,000	75,000

The subordinated notes were issued in 2002, 2003 and 2005. Each subordinated note has a term of ten years and may be redeemed by the Company at any time prior to maturity. The subordinated note issued in 2005 was signed by the Company on October 25, 2005, but was not funded until May 2006. The proceeds from the issuance were used to fund the acquisition of Hinsbrook Bank. Each note requires annual principal payments of $5.0 million beginning in the sixth year of the note. The interest rate on each subordinated note is calculated at a rate equal to LIBOR plus 1.30%. In 2006, the interest rate on each subordinated note was calculated at a rate equal to LIBOR plus 1.60%. At December 31, 2007 and 2006, the weighted average contractual interest rate on the subordinated notes was 6.38% and 6.97%, respectively. In connection with the issuances of the subordinated notes in 2002 and 2003, the Company incurred costs totaling $1.0 million. These costs are included in other assets and are being amortized to interest expense using a method that approximates the effective interest method. At December 31, 2007 and 2006, the unamortized balance of these costs were $380,000 and $508,000, respectively. No issuance costs were incurred in connection with the subordinated note issued in 2005. The subordinated notes qualify as Tier II capital under the regulatory capital requirements.
(14) Other Borrowings
The following is a summary of other borrowings at December 31, 2007 and 2006 (in thousands):

	2007	2006

Federal funds purchased	$4,223	—
Securities sold under repurchase agreements	248,334	159,883
Other	1,877	2,189

Total other borrowings	$254,434	162,072

At December 31, 2007 securities sold under repurchase agreements represent $165.5 million of customer sweep accounts in connection with master repurchase agreements at the Banks as well as $82.8 million of short-term borrowings from banks and brokers. Securities

2007 Annual Report	75

pledged for these borrowings are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other includes a 6.17% fixed-rate mortgage (which matures May 1, 2010) related to the Company’s Northfield banking office.
(15) Junior Subordinated Debentures
As of December 31, 2007 the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bank-shares, Ltd. and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuances of the Trust Preferred Securities and the Common Securities solely in Junior Subordinated Debentures (“Debentures”) issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
The Trusts are reported in the Company’s financial statements as unconsolidated subsidiaries; the Debentures are reflected as “Junior subordinated debentures” and the Common Securities are included in Available-for-sale Securities.
A summary of the Company’s junior subordinated debentures, which represents the par value of the obligations and basis adjustments for the unamortized fair value adjustments recognized at the acquisition dates for the Northview, Town and First Northwest obligations at December 31, 2007 and 2006, is as follows (in thousands):

	2007	2006

Variable rate (LIBOR + 3.25%) Debentures owed to Wintrust Capital Trust III, due April 7, 2033	$25,774	25,774
Variable rate (LIBOR + 2.80%) Debentures owed to Wintrust Statutory Trust IV, due December 8, 2033	20,619	20,619
Variable rate (LIBOR + 2.60%) Debentures owed to Wintrust Statutory Trust V, due May 11, 2034	41,238	41,238
Variable rate (LIBOR + 1.95%) Debentures owed to Wintrust Capital Trust VII, due March 15, 2035	51,550	51,550
Variable rate (LIBOR + 1.45%) Debentures owed to Wintrust Capital Trust VIII due September 30, 2035	41,238	41,238
Fixed rate (6.84%) Debentures owed to Wintrust Capital Trust IX, due September 15, 2036	51,547	51,547
Fixed rate (6.35%) Debentures owed to Northview Capital Trust I, due November 8, 2033	6,228	6,279
Variable rate (LIBOR + 3.00%) Debentures owed to Town Bankshares Capital Trust I, due November 8, 2033	6,239	6,301
Variable rate (LIBOR + 3.00%) Debentures owed to First Northwest Capital Trust I, due May 31, 2034	5,229	5,282

Total junior subordinated debentures	$249,662	249,828

The interest rates associated with the variable rate Debentures are based on the three-month LIBOR rate and were 8.49%, 7.63%, 7.43%, 6.94%, 6.28%, 7.91%, and 7.83%, for Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Town Bankshares Capital Trust I and First Northwest Capital Trust I, respectively, at December 31, 2007. The interest rate on the Debentures of Wintrust Capital Trust IX, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011, and the interest rate on

76	Wintrust Financial Corporation

the Debentures of Northview Capital Trust I, fixed at 6.35% at December 31, 2007, changed to a variable rate equal to three-month LIBOR plus 3.00% effective February 8, 2008. At December 31, 2007, the weighted average contractual interest rate on the Debentures was 7.14%. In August 2006, the Company entered into $175 million of interest rate swaps, which are designated in hedge relationships, to hedge the variable cash flows of certain Debentures. On a hedge-adjusted basis, the weighted average interest rate on the Debentures was 7.38% at December 31, 2007. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rate being earned by the Trusts on the Debentures held by the Trusts. Interest expense on the Debentures is deductible for income tax purposes.
On September 1, 2006, the Company issued $51.5 million of Debentures to Wintrust Capital Trust IX with an initial fixed rate of 6.84%, and on September 5, 2006, the Company used proceeds from this issuance to redeem, at par value, $32.0 million of the Debentures of Wintrust Capital Trust I with a fixed interest rate of 9.00%. In connection with the redemption of the Debentures of Wintrust Capital Trust I, the Company expensed $304,000 of unamortized issuance costs.
The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the Debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer payment of interest on the Debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity, at the discretion of the Company if certain conditions are met, and only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations. The Debentures held by the Trusts are first redeemable, in whole or in part, by the Company as follows:

Wintrust Capital Trust III	April 7, 2008
Wintrust Statutory Trust IV	December 31, 2008
Wintrust Statutory Trust V	June 30, 2009
Wintrust Capital Trust VII	March 15, 2010
Wintrust Capital Trust VIII	September 30, 2010
Wintrust Capital Trust IX	September 15, 2011
Northview Capital Trust I	August 8, 2008
Town Bankshares Capital Trust I	August 8, 2008
First Northwest Capital Trust I	May 31, 2009

The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier I capital treatment for these instruments but with stricter limits. Under the rule, which is effective March 31, 2009, and has a transition period until then, the aggregate amount of junior subordinated debentures and certain other capital elements is limited to 25% of Tier I capital elements (including junior subordinated debentures), net of goodwill less any associated deferred tax liability. The amount of junior subordinated debentures and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at December 31, 2007, the Company would still be considered well-capitalized under regulatory capital guidelines.
(16) Minimum Lease Commitments
The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases was $5.9 million in 2007, $5.8 million in 2006 and $5.0 million in 2005. The Company also leases certain owned premises and receives rental income from such agreements. Gross rental income related to the Company’s buildings totaled $1.9 million, $1.6 million and $1.8 million, in 2007, 2006 and 2005, respectively. Future minimum gross rental payments for office space and future minimum gross rental income as of December 31, 2007 for all noncancelable leases are as follows (in thousands):

	Future	Future
	minimum	minimum
	gross	gross
	rental	rental
	payments	income

2008	$3,059	1,764
2009	3,486	1,655
2010	3,282	1,178
2011	2,725	589
2012	2,266	399
2013 and thereafter	16,777	557

Total minimum future amounts	$31,595	6,142

2007 Annual Report	77

(17) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current income taxes:
Federal	$28,982	34,667	33,399
State	4,026	4,288	4,190

Total current income taxes	33,008	38,955	37,589

Deferred income taxes:
Federal	(3,974)	(1,213)	603
State	(863)	6	(258)

Total deferred income taxes	(4,837)	(1,207)	345

Total income tax expense	$28,171	37,748	37,934

Included in total income tax expense is income tax expense applicable to net gains on available-for-sale securities of $1.1 million in 2007, $6,000 in 2006 and $405,000 in 2005.
The exercise of certain stock options and the vesting and issuance of restricted shares produced tax benefits of $2.0 million in 2007, $5.3 million in 2006 and $7.0 million in 2005 which were recorded directly to shareholders’ equity.
A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Income tax expense based upon the Federal statutory rate on income before income taxes	$29,338	36,484	36,733
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(885)	(777)	(800)
State taxes, net of federal tax benefit	2,056	2,791	2,556
Income earned on bank owned life insurance	(1,659)	(968)	(807)
Other, net	(679)	218	252

Income tax expense	$28,171	37,748	37,934

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Deferred tax assets:
Allowance for credit losses	$19,291	17,135
Net unrealized losses on securities (SFAS 115)	4,978	10,192
Net unrealized losses on derivatives (SFAS 133)	3,492	920
Federal net operating loss carryforward	717	1,362
Deferred compensation	4,776	4,458
Stock-based compensation	7,019	5,002
Other	2,527	2,441

Total gross deferred tax assets	42,800	41,510

Deferred tax liabilities:
Premises and equipment	11,655	11,767
Deferred loan fees and costs	2,688	2,099
Capitalized servicing rights	2,550	2,120
Goodwill and intangible assets	10,740	11,404
FHLB stock dividends	2,810	2,784
Deferred gain on termination of derivatives	1,638	2,464
Other	173	520

Total gross deferred tax liabilities	32,254	33,158

Net deferred tax assets	$10,546	8,352

At December 31, 2007, Wintrust had Federal net operating loss carryforwards of $2.0 million which are available to offset future taxable income. These net operating losses expire in 2009 and 2010 and are subject to certain statutory limitations.
Management believes that it is more likely than not that the recorded deferred tax assets will be fully realized and therefore no valuation allowance is necessary. The conclusion that it is more likely than not that the deferred tax assets will be realized is based on the Company’s historical earnings trend, its current level of earnings and prospects for continued growth and profitability.
The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 requires companies to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability is referred to as an Unrecognized Tax Benefit as it reflects the fact that the Company has not recognized the benefit associated with the tax position. Wintrust evaluated its tax positions at December 31, 2006 and throughout 2007, in accordance with FIN 48. Based on this evaluation, the Company determined that it does not have any tax positions for which unrecognized tax benefits must be recorded. In addition, for the year ended December 31, 2007, the Company has no

78	Wintrust Financial Corporation

interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet.
Tax years that remain open and subject to audit by major tax jurisdictions include the Company’s 2004 — 2007 Federal income tax returns and its 2004 — 2007 Illinois income tax returns.
(18) Employee Benefit and Stock Plans
Stock Incentive Plan
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plans provide for the issuance of up to 500,000 shares of common stock. All grants made in 2007 were made pursuant to the 2007 Plan and as of December 31, 2007, 274,337 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
The Company typically awards stock-based compensation in the form of stock options and restricted share awards. In general, the Plans provide for the grant of options to purchase shares of Wintrust’s common stock at the fair market value of the stock on the date the options are granted. Options generally vest ratably over a five-year period and expire at such time as the Compensation Committee determines at the time of grant. The 2007 Plan provides for a maximum term of seven years from the date of grant for stock options while the 1997 Plan provided for a maximum term of ten years. Restricted Stock Unit Awards (“restricted shares”) entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant. Holders of the restricted shares are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Stock-based compensation expense recognized in the Consolidated Statements of Income was $10.8 million, $12.2 million and $4.4 million and the related tax benefits were $4.1 million, $4.6 million and $1.7 million in 2007, 2006 and 2005, respectively. Compensation expense recognized in 2007 and 2006 was due to stock options and restricted share awards recorded under SFAS 123R and recognized ratably over the vesting period. Stock-based compensation expense recognized in 2005 was due primarily to restricted share awards recorded under APB 25 at intrinsic value and recognized ratably over the vesting period.
Compensation cost is measured as the fair value of an award on the date of grant. The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. These assumptions are consistent with the provisions of SFAS 123R and the Company’s prior period pro forma disclosures of net income and earnings per share, including stock option expense. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following assumptions were used to determine the fair value of options granted in the years ending December 31, 2007, 2006 and 2005:

	2007	2006	2005

Expected dividend yield	0.9%	0.5%	0.5%
Expected volatility	26.3%	24.7%	23.6%
Risk-free rate	4.2%	4.6%	4.2%
Expected option life (in years)	6.8	7.9	8.5

2007 Annual Report	79

A summary of the Plans’ stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value(2)
	Shares	Strike Prices	Term(1)	($000)

Outstanding at January 1, 2005	3,047,278	$23.41
Conversion of options of acquired companies	5,865	13.35
Granted	488,850	53.91
Exercised	(465,348)	13.02
Forfeited or canceled	(57,163)	39.22

Outstanding at December 31, 2005	3,019,482	$29.63	5.7	$76,744

Exercisable at December 31, 2005	1,762,985	$19.89	4.3	$61,845

Outstanding at January 1, 2006	3,019,482	$29.63
Conversion of options of acquired companies	2,046	24.42
Granted	221,600	51.03
Exercised	(400,874)	15.73
Forfeited or canceled	(56,190)	44.71

Outstanding at December 31, 2006	2,786,064	$33.02	5.8	$47,228

Exercisable at December 31, 2006	1,774,699	$24.71	4.6	$43,029

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	126,000	37.32
Exercised	(298,579)	14.85
Forfeited or canceled	(108,304)	47.89

Outstanding at December 31, 2007	2,505,181	$34.76	5.2	$17,558

Exercisable at December 31, 2007	1,822,830	$29.42	4.5	$17,534

Vested or expected to vest at December 31, 2007	2,475,180	$34.58	5.2	$17,572

(1)	Represents the weighted average contractual remaining life in years.

(2)	Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price at year end and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the year. Options with exercise prices above the year end stock price are excluded from the calculation of intrinsic value. This amount will change based on the fair market value of the Company’s stock.
The weighted average per share grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $12.83, $19.41 and $20.09, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $7.3 million, $14.4 million and $18.6 million, respectively.
Cash received from option exercises under the Plan for the years ended December 31, 2007, 2006 and 2005 was $4.4 million, $6.3 million and $6.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.4 million, $5.4 million and $6.8 million for 2007, 2006 and 2005, respectively.
A summary of the Plans’ restricted share award activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Grant-Date	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	335,904	$51.78	206,157	$53.55	25,512	$40.68
Granted	99,663	39.51	207,343	50.63	200,902	53.97
Vested (shares issued)	(112,880)	51.35	(73,694)	53.48	(19,068)	40.65
Forfeited	(14,060)	47.51	(3,902)	51.87	(1,189)	54.92

Outstanding at end of year	308,627	$48.16	335,904	$51.78	206,157	$53.55

80	Wintrust Financial Corporation

The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date.
The actual tax benefit realized upon the vesting of restricted shares is based on the fair value of the shares on the vesting date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares in 2007 and 2006 was $359,000 and $62,000, respectively, less than the estimated tax benefit for those shares. In 2005, the actual tax benefit realized upon the vesting of restricted shares was $123,000 more than the estimated tax benefit of those awards. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.
As of December 31, 2007, there was $18.8 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plan. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $11.5 million, $9.5 million and $5.2 million, respectively.
Other Employee Benefits
Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deductions at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $2.8 million in 2007, $2.5 million in 2006, and $2.4 million in 2005.
The Wintrust Financial Corporation Employee Stock Purchase Plan (“SPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The SPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. The Company has reserved 375,000 shares of its authorized common stock for the SPP. All shares offered under the SPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the SPP, the purchase price of the shares of common stock may not be lower than the lesser of 85% of the fair market value per share of the Common Stock on the first day of the offering period or 85% of the fair market value per share of the common stock on the last date for the offering period. The Company’s Board of Directors authorized a purchase price calculation at 90% of fair market value for each of the offering periods. During 2007, 2006 and 2005, a total of 38,717 shares, 36,737 shares and 35,173 shares, respectively, were issued to participant accounts and approximately $170,000, $284,000 and $274,000, respectively, was recognized as compensation expense. The current offering period concludes on March 31, 2008. The Company plans to continue to periodically offer common stock through this SPP subsequent to March 31, 2008. At December 31, 2007, 127,651 shares were available for future grants under the SPP.
The Company does not currently offer other postretirement benefits such as health care or other pension plans.
The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. The Company has reserved 225,000 shares of its authorized common stock for the DDFS Plan. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2007, 2006 and 2005, a total of 15,843 shares, 12,916 shares and 7,530 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2007, the Company has an obligation to issue 135,890 shares of common stock to directors that elected to defer the receipt of stock and has 38,894 shares available for future grants under the DDFS Plan.

2007 Annual Report	81

(19) Regulatory Matters
Banking laws place restrictions upon the amount of dividends which can be paid to Wintrust by the Banks. Based on these laws, the Banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2007, 2006 and 2005, cash dividends totaling $105.9 million, $183.6 million and $45.1 million, respectively, were paid to Wintrust by the Banks. As of January 1, 2008, the Banks had approximately $28.5 million available to be paid as dividends to Wintrust without prior regulatory approval; however, only $17.0 million was available as dividends from the Banks without reducing their capital below the well-capitalized level.
The Banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2007 and 2006, reserve balances of approximately $22.3 million and $17.2 million, respectively, were required to be maintained at the Federal Reserve Bank.
The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balancesheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 leverage capital (as defined) to average quarterly assets (as defined).
The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum Tier 1 leverage ratio (Tier 1 Capital to total assets) of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other banking holding companies, the minimum Tier 1 leverage ratio is 4.0%. In addition the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2007 and 2006:

	2007	2006

Total Capital to Risk Weighted Assets	10.2%	11.3%
Tier 1 Capital to Risk Weighted Assets	8.7	9.8
Tier 1 Leverage Ratio	7.7	8.2

In 2002, Wintrust became designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. As a financial holding company, Wintrust’s Banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2007, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the Banks to be “well capitalized” by regulatory definition are 10.0%, 6.0%, and 5.0% for Total Capital to Risk-Weighted Assets, Tier 1 Capital to Risk-Weighted Assets and Tier 1 Leverage Ratio, respectively. There are no conditions or events since the most recent notification that management believes would materially affect the Banks’ regulatory capital categories.

82	Wintrust Financial Corporation

The Banks’ actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the following table (dollars in thousands):

	December 31, 2007				December 31, 2006
			To Be Well				To Be Well
			Capitalized by				Capitalized by
	Actual		Regulatory Definition		Actual		Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$139,274	10.3%	$135,922	10.0%	$150,690	11.5%	$130,757	10.0%
Hinsdale Bank	119,436	10.7	111,440	10.0	126,216	10.7	117,827	10.0
North Shore Bank	82,878	11.0	75,059	10.0	77,896	10.3	75,622	10.0
Libertyville Bank	89,840	10.6	84,813	10.0	82,297	10.4	78,836	10.0
Barrington Bank	77,828	10.9	71,232	10.0	72,063	10.3	70,078	10.0
Crystal Lake Bank	49,745	10.7	46,396	10.0	49,644	10.6	47,028	10.0
Northbrook Bank	59,639	11.0	54,396	10.0	56,788	10.4	54,663	10.0
Advantage Bank	25,073	10.0	24,967	10.0	22,175	10.4	21,262	10.0
Village Bank	46,461	10.7	43,380	10.0	43,574	10.4	42,091	10.0
Beverly Bank	15,521	11.8	13,205	10.0	15,713	13.1	11,955	10.0
Town Bank	49,688	10.2	48,720	10.0	40,021	10.6	37,719	10.0
Wheaton Bank	26,243	11.1	23,721	10.0	24,677	10.6	23,244	10.0
State Bank of The Lakes	48,028	11.0	43,774	10.0	47,020	12.3	38,285	10.0
Old Plank Trail Bank	18,730	11.1	16,917	10.0	19,127	25.3	7,564	10.0
St. Charles Bank	11,656	11.8	9,866	10.0	11,272	22.6	4,981	10.0

Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$131,061	9.6%	$81,553	6.0%	$143,081	10.9%	$78,454	6.0%
Hinsdale Bank	111,298	10.0	66,864	6.0	117,802	10.0	70,696	6.0
North Shore Bank	78,321	10.4	45,035	6.0	73,751	9.8	45,373	6.0
Libertyville Bank	83,890	9.9	50,888	6.0	77,079	9.8	47,301	6.0
Barrington Bank	73,786	10.4	42,739	6.0	68,117	9.7	42,047	6.0
Crystal Lake Bank	47,032	10.1	27,837	6.0	47,210	10.0	28,217	6.0
Northbrook Bank	56,278	10.3	32,638	6.0	53,595	9.8	32,798	6.0
Advantage Bank	23,783	9.5	14,980	6.0	20,853	9.8	12,757	6.0
Village Bank	43,896	10.1	26,028	6.0	41,012	9.7	25,254	6.0
Beverly Bank	14,629	11.1	7,923	6.0	15,051	12.6	7,173	6.0
Town Bank	46,707	9.6	29,232	6.0	37,790	10.0	22,631	6.0
Wheaton Bank	24,674	10.4	14,233	6.0	23,395	10.1	13,934	6.0
State Bank of The Lakes	45,425	10.4	26,265	6.0	44,288	11.6	22,971	6.0
Old Plank Trail Bank	17,804	10.5	10,150	6.0	18,634	24.6	4,538	6.0
St. Charles Bank	10,574	10.7	5,920	6.0	11,066	22.1	2,988	6.0

Tier 1 Leverage Ratio:
Lake Forest Bank	$131,061	8.3%	$78,488	5.0%	$143,081	9.7%	$73,518	5.0%
Hinsdale Bank	111,298	9.2	60,357	5.0	117,802	9.8	60,193	5.0
North Shore Bank	78,321	8.4	46,843	5.0	73,751	7.6	48,437	5.0
Libertyville Bank	83,890	8.5	49,219	5.0	77,079	8.4	45,897	5.0
Barrington Bank	73,786	9.3	39,672	5.0	68,117	8.0	42,323	5.0
Crystal Lake Bank	47,032	8.4	27,934	5.0	47,210	8.4	27,988	5.0
Northbrook Bank	56,278	8.5	33,218	5.0	53,595	7.5	35,939	5.0
Advantage Bank	23,783	7.6	15,649	5.0	20,853	7.7	13,477	5.0
Village Bank	43,896	8.0	27,338	5.0	41,012	6.9	29,601	5.0
Beverly Bank	14,629	8.7	8,406	5.0	15,051	9.3	8,105	5.0
Town Bank	46,707	8.9	26,180	5.0	37,790	8.5	22,127	5.0
Wheaton Bank	24,674	8.3	14,932	5.0	23,395	9.3	12,560	5.0
State Bank of The Lakes	45,425	8.5	26,698	5.0	44,288	8.6	25,622	5.0
Old Plank Trail Bank	17,804	10.6	8,372	5.0	18,634	18.0	5,184	5.0
St. Charles Bank	10,574	10.6	4,991	5.0	11,006	22.9	2.405	5.0

Wintrust’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2007, these subsidiaries met their minimum net worth capital requirements.

2007 Annual Report	83

(20) Commitments and Contingencies
The Company has outstanding, at any time, a number of commitments to extend credit. These commitments include revolving home equity line and other credit agreements, term loan commitments and standby and commercial letters of credit. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.
These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $1.9 billion and $1.6 billion as of December 31, 2007 and 2006, respectively, and unused home equity and credit card lines totaled $890.2 million and $865.1 million, respectively. Standby and commercial letters of credit totaled $187.1 million at December 31, 2007 and $175.3 million at December 31, 2006.
In addition, at December 31, 2007 and 2006, the Company had approximately $113.6 million and $117.8 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments under the guidelines of SFAS 133. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments under SFAS 133 and had contractual amounts of approximately $218.9 million at December 31, 2007 and $262.7 million at December 31, 2006. See Note 21 for further discussion on derivative instruments.
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
The Company sold approximately $1.9 billion of mortgage loans in 2007 and in 2006. During 2007, the Company provided approximately $4.9 million for estimated losses related to recourse obligations on residential mortgage loans sold to investors. These estimated losses primarily related to mortgages obtained through wholesale channels which experienced early payment defaults. Repurchase or indemnification requests for early payment defaults are typically received within 90-120 days subsequent to sale. The Company substantially modified its product offerings in the second quarter of 2007 in an effort to reduce the risk associated with these contingencies. Losses charged against the liability for estimated losses were $3.3 million and $395,000 for 2007 and 2006, respectively. The liability for estimated losses on repurchase and indemnification was $1.9 million and $322,000 at December 31, 2007 and 2006, respectively, and was included in other liabilities on the balance sheet.
In connection with the sale of premium finance receivables, the Company continues to service the receivables and maintains a recourse obligation to the purchasers should the underlying borrowers default on their obligations. The estimated recourse obligation is taken into account in recording the sale, effectively reducing the gain recognized. The Company did not sell any premium finance receivables to unrelated third parties from the third quarter of 2006 to the third quarter of 2007. As a result, all outstanding premium finance receivables sold and serviced for others were paid-off in the second quarter of 2007. Sales resumed in the fourth quarter of 2007 and therefore, the Company established a new recourse obligation for this most recent sale. As of December 31, 2007 and 2006, outstanding premium finance receivables sold to and serviced for third parties for which the Company has a recourse obligation were $219.9 million and $58.3 million, respectively. Losses charged against the recourse obligation were $129,000, $191,000 and $269,000 for 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the recorded recourse obligation related to these loans was $179,000 and $129,000, respectively.
The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. At December, 31, 2007, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $24 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

84	Wintrust Financial Corporation

In the ordinary course of business, there are legal proceedings pending against the Company and its subsidiaries. Management believes the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the financial position of the Company.
(21) Derivative Financial Instruments
The Company enters into derivative financial instruments as part of its strategy to manage its exposure to adverse changes in interest rates. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying (such as a rate, security price or price index) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.
Management’s objective in using derivative financial instruments is to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. Derivative instruments that have been used by the Company include interest rate caps and interest rate swaps with indices that relate to the pricing of specific assets or liabilities and covered call options that relate to specific investment securities. In addition, interest rate lock commitments provided to customers for the origination of mortgage loans that will be sold into the secondary market as well as forward agreements the Company enters into to sell such loans to protect itself against adverse changes in interest rates are deemed to be derivative instruments.
In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes derivative financial instruments at fair value on the Consolidated Statement of Condition, regardless of the purpose or intent for holding the instrument. Derivatives are included in other assets or other liabilities, as appropriate. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivatives not qualifying as hedges, including changes in fair values related to the ineffective portion of cash flow hedges, are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are periodically validated by comparison with valuations provided by the respective counterparties.
Derivative instruments have inherent risks, primarily market risk and credit risk. Market risk is associated with changes in interest rates. Credit risk relates to the risk that the counterparty will fail to perform according to the terms of the agreement. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and the market value of the derivative instrument which is determined based on the interaction of the notional amount of the contract with the underlying, and not the notional principal amounts used to express the volume of the transactions. Management monitors the market risk and credit risk associated with derivative financial instruments as part of its overall Asset/Liability management process. The Company does not enter into derivatives for purely speculative purposes.

2007 Annual Report	85

Interest Rate Swaps
The table below summarizes the Company’s interest rate swaps at December 31, 2007 and 2006 that were entered into to hedge certain interest-bearing liabilities (in thousands):

	December 31, 2007
Maturity Date (Call Option Date)	Notional	Fair Value	Receive	Pay	Type of Hedging
	Amount	Gain (Loss)	Rate	Rate	Relationship

Pay fixed, receive variable:
October 2011	$25,000	(1,165)	5.24%	5.26%	Cash Flow
September 2011	20,000	(922)	4.83%	5.25%	Cash Flow
September 2011	40,000	(1,847)	4.83%	5.25%	Cash Flow
September 2013	50,000	(2,852)	4.99%	5.30%	Cash Flow
September 2013	40,000	(2,281)	4.83%	5.30%	Cash Flow

Total	$175,000	(9,067)

	December 31, 2006

Pay fixed, receive variable:
October 2011	$25,000	(276)	5.37%	5.26%	Cash Flow
September 2011	20,000	(218)	5.36%	5.25%	Cash Flow
September 2011	40,000	(440)	5.36%	5.25%	Cash Flow
September 2013	50,000	(813)	5.36%	5.30%	Cash Flow
September 2013	40,000	(643)	5.36%	5.30%	Cash Flow

Total	$175,000	(2,390)

The interest rate swaps outstanding at December 31, 2007 as reflected in the above table, were designated as cash flow hedges pursuant to SFAS 133. The unrealized losses of $9.1 million and $2.4 million at December 31, 2007 and 2006, respectively, are included in other liabilities. These hedges were considered highly effective during 2007 and 2006 and none of the change in fair value of these derivatives was attributed to hedge ineffectiveness. The changes in fair value, net of tax, are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. During 2008, the Company estimates that $2.1 million of unrealized losses will be reclassified from accumulated other comprehensive income to interest expense.
At December 31, 2005 the Company had $231.1 million of interest rate swaps outstanding that were not documented as being in hedging relationships pursuant to the requirements of SFAS 133. All of these swaps were terminated in the third quarter of 2006. Changes in market value related to these interest rate swaps during 2005 and 2006 were recognized in non-interest income. In addition, since these swaps were not considered hedges pursuant to SFAS 133, the quarterly net settlements were included in non-interest income.
The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with a third party. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases, the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. At December 31, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled $32.6 million and the aggregate notional value of mirror-image interest rate swaps with third parties also totaled $32.6 million. These interest rate swaps mature between August 2010 and May 2016. These swaps were reported on the Company’s balance sheet at December 31, 2007, by a derivative asset of $1.7 million and a derivative liability of $1.6 million. At December 31, 2006, the aggregate notional value of interest rate swaps with various commercial borrowers totaled $21.1 million and the aggregate notional value of the mirror-image swaps totaled $21.1 million. At December 31, 2006, these swaps reported on the Company’s balance sheet by a derivative asset of $506,000 and a derivative liability of $506,000. These interest rate swaps are not reflected in the above table.
Mortgage Banking Derivatives
Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice

86	Wintrust Financial Corporation

to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships pursuant to SFAS 133. At December 31, 2007, the Company had a notional amount of approximately $114 million of interest rate lock commitments and $219 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $528,000 and a derivative liability of $543,000. At December 31, 2006, the Company had a notional amount of approximately $118 million of interest rate lock commitments and $263 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $360,000 and a derivative liability of $342,000. Fair values were estimated based on changes in mortgage rates from the date of the commitments.
Changes in the fair values of these mortgage-banking derivatives are included in mortgage banking revenue.
Other Derivatives
The Company has also used interest rate caps to hedge cash flow variability of certain deposit products. However, no interest rate cap contracts were entered into in 2007 or 2006, and the Company had no interest rate cap contracts outstanding at December 31, 2007 or December 31, 2006.
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in the fair value of these contracts are recognized as non-interest income. There were no covered call options outstanding as of December 31, 2007 or 2006.
(22) Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 (in thousands):

	At December 31, 2007		At December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$261,154	261,154	305,292	305,292
Interest bearing deposits with banks	10,410	10,410	19,259	19,259
Available-for-sale securities	1,303,837	1,303,837	1,839,716	1,839,716
Trading account securities	1,571	1,571	2,324	2,324
Brokerage customer receivables	24,206	24,206	24,040	24,040
Mortgage loans held-for-sale	109,552	110,774	148,331	149,512
Loans, net of unearned income	6,801,602	7,040,983	6,496,480	6,616,989
Accrued interest receivable and other	120,629	120,629	121,346	121,346

Total financial assets	$8,632,961	8,873,564	8,956,788	9,078,478

Financial Liabilities:
Non-maturity deposits	$3,278,028	3,278,028	3,069,108	3,069,108
Deposits with stated maturities	4,193,413	4,209,146	4,800,132	4,786,022
Notes payable	60,700	60,700	12,750	12,750
Federal Home Loan Bank advances	415,183	428,779	325,531	323,962
Subordinated notes	75,000	75,000	75,000	75,000
Other borrowings	254,434	254,434	162,072	162,072
Junior subordinated debentures	249,662	261,811	249,828	249,431
Accrued interest payable	21,245	21,245	22,861	22,861

Total financial liabilities	$8,547,665	8,589,143	8,717,282	8,701,206

Derivative contracts:
Interest rate swap contracts	$(9,058)	(9,058)	(2,390)	(2,390)
Mortgage banking derivatives	(15)	(15)	18	18

2007 Annual Report	87

Cash and cash equivalents. Cash and cash equivalents include cash and demand balances from banks, Federal funds sold and securities purchased under resale agreements. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those instruments.
Interest bearing deposits with banks. The carrying value of interest bearing deposits with banks approximates fair value due to the short maturity of those instruments.
Available-for-sale securities. The fair values of available-for-sale securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based quoted market prices of comparable assets.
Trading account securities. The fair values of trading account securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable assets.
Brokerage customer receivables. The carrying value of brokerage customer receivables approximates fair value due to the relatively short period of time to repricing of variable interest rates.
Mortgage loans held-for-sale. Fair value is based on either observable market prices or prices obtained from third parties.
Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real estate, etc. Each category is further segmented by interest rate type (fixed and variable) and term.
For variable-rate loans that reprice frequently, estimated fair values are based on carrying values. The fair value of residential loans is based on secondary market sources for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for other fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan.
Accrued interest receivable and accrued interest payable. The carrying values of accrued interest receivable and accrued interest payable approximate market values due to the relatively short period of time to expected realization.
Deposit liabilities. The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand as of year-end (i.e. the carrying value). The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently in effect for deposits of similar remaining maturities.
Notes payable. The carrying value of notes payable approximates fair value due to the relatively short period of time to repricing of variable interest rates.
Federal Home Loan Bank advances. The fair value of Federal Home Loan Bank advances is obtained from the Federal Home Loan Bank which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows.
Subordinated notes. The carrying value of the subordinated notes payable approximates fair value due to the relatively short period of time to repricing of variable interest rates.
Other borrowings. Carrying value of other borrowings approximates fair value due to the relatively short period of time to maturity or repricing.
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows.
Interest rate swap agreements. The fair value is based on quoted market prices as of the last business day of the year.
Commitments to extend credit and standby letters of credit. The fair value of commitments to extend credit is based on fees currently charged to enter into similar arrangements, the remaining term of the agreement, the present creditworthiness of the coun-terparty, and the difference between current interest rates and committed interest rates on the commitments. The majority of the Company’s commitments contain variable interest rates; thus the carrying value approximates fair value.
The fair value of letters of credit is based on fees currently charged for similar arrangements. The fair value of such commitments is not material and is not shown here.
Mortgage banking derivatives consist of commitments to fund mortgages for sale into the secondary market (interest rate locks) and forward commitments to end investors for the sale of such loans. Fair value is determined based on changes in mortgage rates from the date of the commitments.
The above fair value estimates were made at a point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. Changes in these assumptions could significantly affect these estimates. In addition, the fair value estimates only reflect existing on and off-balance sheet financial instruments and do not attempt to assess the value of

88	Wintrust Financial Corporation

anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the value of depositor relationships, premises and equipment, intangible assets and the Company’s trust and asset management businesses have not been considered.
(23) Shareholders’ Equity
A summary of the Company’s common and preferred stock at December 31, 2007 and 2006 is as follows:

	2007	2006

Common Stock:
Shares authorized	60,000,000	60,000,000
Shares issued	26,281,296	25,802,024
Shares outstanding	23,430,490	25,457,935
Cash dividend per share	$0.32	$0.28
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	—	—
Shares outstanding	—	—

The Company reserves shares of its authorized common stock specifically for its Stock Incentive Plan, its Employee Stock Purchase Plan and its Directors Deferred Fee and Stock Plan. The reserved shares and these plans are detailed in Note 18 — Employee Benefit and Stock Plans.
The Company has issued warrants to acquire common stock. The warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Warrants outstanding at December 31, 2007 and 2006 were 19,000 and 33,000, respectively. The expiration date on the remaining outstanding warrants at December 31, 2007 is February 2013.
On March 30, 2005, Wintrust consummated the partial settlement of the forward sale agreement the Company entered into on December 14, 2004 with Royal Bank of Canada, an affiliate of RBC Capital Markets Corporation, relating to the forward sale by Wintrust of 1.2 million shares of Wintrust’s common stock. Pursuant to and in partial settlement of the forward sale agreement, Wintrust issued 1.0 million shares of its common stock, and received net proceeds of $55.8 million from Royal Bank of Canada. Additionally, on December 14, 2005, Win-trust amended certain terms of the forward sale agreement for the purpose of extending the maturity date for the remaining 200,000 shares from December 17, 2005 to December 17, 2006. In conjunction with the completion of the acquisition of Hinsbrook Bank in May 2006, the forward sale agreement was fully settled with Wintrust issuing 200,000 shares of its common stock and receiving net proceeds of $11.6 million. The Company issued 1,120,033 shares of common stock in May 2006 in connection with the acquisition Hinsbrook Bank.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s outstanding common stock over 18 months. The Company repurchased a total of approximately 1.8 million shares at an average price of $45.74 per share under the July 2006 share repurchase plan. In April 2007, the Company’s Board of Directors terminated the prior plan and authorized the repurchase of up to an additional 1.0 million shares of the Company’s outstanding common stock over 12 months. The Company began to repurchase shares under the new plan in July 2007 and repurchased all 1.0 million shares at an average price of $37.57 per share during the third and fourth quarters of 2007. As of December 31, 2007, the Company had 2,850,806 shares in Treasury Stock. In January 2008, the Company’s Board of Directors authorized the repurchase of up to 1.0 million additional shares of the Company’s outstanding common stock over the next 12 months.
At the January 2008 Board of Directors meeting, a semi-annual cash dividend of $0.18 per share ($0.36 on an annualized basis) was declared. It was paid on February 21, 2008 to shareholders of record as of February 7, 2008.
The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Unrealized net gains (losses) on available-for-sale securities	$16,552	3,222	(16,824)
Related tax (expense) benefit	(6,512)	(1,160)	6,399

Net after tax unrealized gains (losses) on available-for-sale securities	10,040	2,062	(10,425)

Less: reclassification adjustment for net gains realized in net income during the year	2,997	17	1,063
Related tax expense	(1,142)	(6)	(407)

Net after tax reclassification adjustment	1,855	11	656

Unrealized net gains (losses) on available-for-sale securities, net of reclassification adjustment	8,185	2,051	(11,081)

Net unrealized gains (losses) on derivatives used as cash flow hedges	(6,677)	(2,390)	173
Related tax benefit (expense)	2,581	911	(67)

Net unrealized gains (losses) on derivatives used as cash flow hedges	(4,096)	(1,479)	106

Total other comprehensive income (loss)	$4,089	572	(10,975)

2007 Annual Report	89

A roll-forward of the change in accumulated other comprehensive loss for the years ending December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Accumulated other comprehensive loss at beginning of year	$(17,761)	(18,333)	(7,358)
Other comprehensive income (loss)	4,089	572	(10,975)

Accumulated other comprehensive loss at end of year	$(13,672)	(17,761)	(18,333)

Accumulated other comprehensive loss at December 31, 2007, 2006 and 2005 is comprised of the following components (in thousands):

	2007	2006	2005

Accumulated unrealized losses on securities available-for-sale	$(8,097)	(16,282)	(18,333)
Accumulated unrealized losses on derivatives used as cash flow hedges	(5,575)	(1,479)	—

Total accumulated other comprehensive loss at end of year	$(13,672)	(17,761)	(18,333)

(24) Segment Information
The Company’s operations consist of four primary segments: banking, premium finance, Tricom and wealth management. Through its fifteen bank subsidiaries located in Chicago, suburban Chicago and southern Wisconsin communities, the Company provides traditional community banking products and services to individuals and businesses such as accepting deposits, advancing loans, administering ATMs, maintaining safe deposit boxes, and providing other related services. The premium finance operations consist of financing the payment of commercial insurance premiums, on a national basis, through FIFC and Broadway. Significant portions of the loans originated by FIFC are sold to the Banks and are retained in each of their loan portfolios. The Tricom segment encompasses the operations of the Company’s non-bank subsidiary that provides short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients throughout the United States. The wealth management segment includes WHTC, WHAMC and WHI. WHTC offers trust services to existing customers of the Banks and targets affluent individuals and small to mid-size businesses whose needs command personalized attention by experienced trust and asset management professionals. WHI, a broker/dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual investors, primarily in the Midwest. WHI also provides a full range of investment services to clients through a network of community-based financial institutions primarily in Illinois. WHAMC is a registered investment advisor and the investment advisory affiliate of WHI.
The four reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics. The banking segment has a different regulatory environment than the premium finance, Tricom and wealth management segments. While the Company’s management monitors each of the fifteen bank subsidiaries’ operations and profitability separately, as well as that of its mortgage company, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures, and economic characteristics.
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are generally the same as those described in the Summary of Significant Accounting Policies in Note 1 to the Consolidated Financial Statements. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Intersegment revenue and transfers are generally accounted for at current market prices. The parent and intersegment eliminations reflect parent company information and intersegment eliminations.

90	Wintrust Financial Corporation

The following is a summary of certain operating information for reportable segments (in thousands):

					Parent &
		Premium		Wealth	Intersegment
	Banking	Finance	Tricom	Management	Eliminations	Consolidated

2007
Net interest income (expense)	$259,049	60,504	3,891	12,931	(74,825)	261,550
Provision for credit losses	14,326	1,917	120	—	(1,484)	14,879
Noninterest income	36,315	2,040	4,006	39,257	(1,530)	80,088
Noninterest expense	186,762	11,231	5,498	39,836	(392)	242,935
Income tax expense (benefit)	31,945	19,619	900	4,628	(28,921)	28,171

Net income (loss)	$62,331	29,777	1,379	7,724	(45,558)	55,653

Total assets at end of year	$9,334,725	1,123,177	41,551	63,479	(1,194,073)	9,368,859

2006
Net interest income (expense)	$235,166	42,376	3,914	6,347	(38,917)	248,886
Provision for credit losses	6,342	2,196	120	—	(1,601)	7,057
Noninterest income	40,625	2,883	4,598	38,021	5,105	91,232
Noninterest expense	175,088	10,593	5,370	39,177	(1,408)	228,820
Income tax expense (benefit)	33,274	12,882	1,207	1,933	(11,548)	37,748

Net income (loss)	$61,087	19,588	1,815	3,258	(19,255)	66,493

Total assets at end of year	$9,447,666	1,222,197	57,570	58,378	(1,213,959)	9,571,852

2005
Net interest income (expense)	$211,705	40,533	4,101	1,419	(40,999)	216,759
Provision for credit losses	6,501	1,386	15	—	(1,226)	6,676
Noninterest income	50,995	6,499	4,539	36,619	(5,095)	93,557
Noninterest expense	147,512	10,034	5,599	39,017	(3,472)	198,690
Income tax expense (benefit)	39,240	13,884	1,212	(390)	(16,012)	37,934

Net income (loss)	$69,447	21,728	1,814	(589)	(25,384)	67,016

Total assets at end of year	$8,065,671	859,536	63,858	61,828	(873,851)	8,177,042

The premium finance segment information shown in the above tables was derived from internal profitability reports, which assumes that all loans originated and sold to the banking segment are retained within the segment that originated the loans. All related loan interest income, allocations for interest expense, provisions for credit losses and allocations for other expenses are included in the premium finance segment. The banking segment information also includes all amounts related to these loans, as these loans are retained within the Banks’ loan portfolios. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Accordingly, the intersegment eliminations include adjustments necessary for each cate-gory to agree with the related consolidated financial statements.
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

2007 Annual Report	91

(25) Condensed Parent Company Financial Statements
Condensed parent company only financial statements of Wintrust follow:

Balance Sheets
(in thousands):

	December 31,
	2007	2006

Assets
Cash	$735	648
Other investments	47,093	64,453
Loans to subsidiaries	1,140	2,300
Investment in subsidiaries	1,095,504	1,064,294
Goodwill	8,347	8,347
Other assets	23,650	26,046

Total assets	$1,176,469	1,166,088

Liabilities and Shareholders’ Equity
Other liabilities	$19,437	8,836
Notes payable	60,700	12,750
Subordinated notes	75,000	75,000
Other borrowings	32,115	46,328
Junior subordinated debentures	249,662	249,828
Shareholders’ equity	739,555	773,346

Total liabilities and shareholders’ equity	$1,176,469	1,166,088

Statements of Income
(in thousands):

	Years Ended December 31,
	2007	2006	2005

Income
Dividends from subsidiaries	$105,900	183,550	45,125
Trading gains (losses)	—	8,738	(1,370)
Gain on available-for-sale securities, net	2,508	121	3
Other income	4,650	2,123	918

Total income	113,058	194,532	44,676

Expenses
Interest expense	28,548	23,609	18,435
Salaries and employee benefits	6,307	7,071	3,581
Other expenses	6,555	5,445	4,795

Total expenses	41,410	36,125	26,811

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	71,648	158,407	17,865
Income tax benefit	(13,172)	(9,270)	(10,163)

Income before equity in undistributed net income (loss) of subsidiaries	84,820	167,677	28,028
Equity in undistributed net income (loss) of subsidiaries	(29,167)	(101,184)	38,988

Net income	$55,653	66,493	67,016

92	Wintrust Financial Corporation

Statements of Cash Flows

(in thousands):

	Years Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$55,653	66,493	67,016
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on available-for-sale securities, net	(2,508)	(121)	(3)
Gain on sale of land	(2,610)	—	—
Depreciation and amortization	101	288	103
Stock-based compensation expense	3,253	4,117	2,251
Deferred income tax (benefit) expense	(2,007)	2,386	(1,189)
Tax benefit from stock-based compensation arrangements	2,024	5,281	7,038
Fair market value change of interest rate swaps	—	(1,809)	1,809
Excess tax benefits from stock-based compensation arrangements	(1,036)	(4,565)	—
Increase in other assets	(5,610)	(18,986)	(9,398)
Increase in other liabilities	6,626	8,363	8,842
Equity in undistributed net loss (income) of subsidiaries	29,167	101,184	(38,988)

Net cash provided by operating activities	83,053	162,631	37,481

Investing activities:
Capital contributions to subsidiaries	(39,156)	(196,050)	(13,650)
Cash paid for business combinations, net	—	(56,821)	(108,145)
Other investing activity, net	28,516	(49,233)	(5,021)

Net cash used for investing activities	(10,640)	(302,104)	(126,816)

Financing activities:
Increase (decrease) in notes payable and other borrowings, net	33,772	56,165	(7,221)
Proceeds from issuance of subordinated notes	—	25,000	—
Repayment of subordinated note	—	(8,000)	—
Net proceeds from issuance of junior subordinated debentures	—	50,000	40,000
Redemption of junior subordinated debentures, net	—	(31,050)	(20,000)
Issuance of common stock, net of issuance costs	—	11,584	55,845
Issuance of common stock resulting from exercise of stock options, employee stock purchase plan and conversion of como stock purchases	6,550	8,465	8,769
Excess tax benefits from stock-based compensation arrangements	1,036	4,565	—
Dividends paid	(7,831)	(6,961)	(5,449)
Treasury stock purchases	(105,853)	(16,343)	—

Net cash (used for) provided by financing activities	(72,326)	93,425	71,944

Net increase (decrease) in cash	87	(46,048)	(17,391)
Cash at beginning of year	648	46,696	64,087

Cash at end of year	$735	648	46,696

2007 Annual Report	93

(26) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for 2007, 2006 and 2005 (in thousands, except per share data):

			2007	2006	2005

Net income	(A	)	$55,653	66,493	67,016

Average common shares outstanding	(B	)	24,107	25,011	23,198
Effect of dilutive common shares			781	916	1,139

Weighted average common shares and effect of dilutive common shares	(C	)	24,888	25,927	24,337

Net income per common share — Basic	(A/B	)	$2.31	2.66	2.89
Net income per common share — Diluted	(A/C	)	$2.24	2.56	2.75

The effect of dilutive common shares outstanding results from stock options, restricted stock unit awards, stock warrants, shares to be issued under the SPP and the DDFS Plan all being treated as if they had been either exercised or issued, and are computed by application of the treasury stock method.
(27) Quarterly Financial Summary (Unaudited)
The following is a summary of quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$152,307	152,888	154,645	151,717	120,297	135,116	148,893	153,640
Interest expense	87,637	87,633	88,458	86,279	63,133	73,874	83,778	88,274

Net interest income	64,670	65,255	66,187	65,438	57,164	61,242	65,115	65,366
Provision for credit losses	1,807	2,490	4,365	6,217	1,536	1,743	1,885	1,893

Net interest income after provision for credit losses	62,863	62,765	61,822	59,221	55,628	59,499	63,230	63,473
Non-interest income, excluding net securities gains	19,686	20,658	11,613	25,134	28,645	24,388	18,833	19,350
Net securities gains (losses)	47	192	(76)	2,834	80	(95)	(57)	89
Non-interest expense	59,744	60,138	59,487	63,566	54,460	55,907	58,989	59,465

Income before income taxes	22,852	23,477	13,872	23,623	29,893	27,885	23,017	23,447
Income tax expense	8,171	8,067	3,953	7,980	10,880	10,274	8,158	8,437

Net income	$14,681	15,410	9,919	15,643	19,013	17,611	14,859	15,010

Net income per common share:
Basic	$0.59	0.64	0.42	0.67	0.79	0.71	0.58	0.59
Diluted	$0.57	0.62	0.40	0.65	0.76	0.69	0.56	0.57
Cash dividends declared per common share	$0.16	—	0.16	—	0.14	—	0.14	—

94	Wintrust Financial Corporation

Report on Management’s Assessment of Internal Control Over Financial Reporting

Wintrust Financial Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with generally accepted accounting principles in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.
We, as management of Wintrust Financial Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with generally accepted accounting principles in the United States. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer

Lake Forest, Illinois February 28, 2008

2007 Annual Report	95

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting

We have audited Wintrust Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wintrust Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Wintrust Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Wintrust Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Wintrust Financial Corporation and our report dated February 28, 2008 expressed an unqualified opinion thereon.
Chicago, Illinois
February 28, 2008

96	Wintrust Financial Corporation

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of
Wintrust Financial Corporation
We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock options.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wintrust Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.
Chicago, Illinois
February 28, 2008

2007 Annual Report	97

Annual Report on Form 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ____________ to ____________
Commission File Number 0-21923
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
727 North Bank Lane
Lake Forest, Illinois 60045
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 615-4096
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, no par value	Name of Each Exchange on Which Registered The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes          ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $43.85, as reported by the Nasdaq National Market, was $1,022,930,827.
As of February 25, 2008, the registrant had 23,546,944 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 22, 2008 are incorporated by reference into Part III.

98	Wintrust Financial Corporation

Annual Report on Form 10-K

The Annual Report includes the materials required in Form 10-K filed with the United States Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient, and comprehensive information on 2007 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation’s Form 10-K. Only those portions of the Annual Report referenced in this Table of Contents are incorporated in the Form 10-K.

2007 Annual Report	99

PART I
ITEM I. BUSINESS
Wintrust Financial Corporation, an Illinois corporation (“Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $9.4 billion at December 31, 2007. The Company engages in the business of providing traditional community banking services, wealth management services, commercial insurance premium financing, short-term accounts receivable financing, and certain administrative services, such as data processing of payrolls, billing and cash management services.
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
The Company provides a full range of wealth management services through three separate subsidiaries, including Wayne Hummer Trust Company, N.A. (“WHTC”), Wayne Hummer Investments, LLC (“WHI”), a broker-dealer and subsidiary of North Shore Bank and Wayne Hummer Asset Management Company (“WHAMC”), a registered investment adviser. Focused Investments, LLC (“Focused”), which was a brokerdealer and subsidiary of WHI, was merged into WHI in 2006. The Company acquired WHI, Focused and WHAMC in February 2002 and these companies are referred to collectively as the Wayne Hummer Companies.
The Company provides financing for the payment of commercial insurance premiums (“premium finance receivables”), on a national basis, through First Insurance Funding Corporation (“FIFC”), a wholly-owned subsidiary of Crabtree Capital Corporation (“Crabtree”) which is a wholly-owned subsidiary of Lake Forest Bank. On November 1, 2007, the Company acquired Broadway Premium Funding Corporation (“Broadway”). Broadway is a commercial finance company that specializes in financing insurance premiums for corporate entities. Its products are marketed through insurance agents and brokers to their small to mid-size corporate clients. Broadway is headquartered in New York City and services clients primarily in the northeastern United States and California. Broadway is a subsidiary of FIFC.
The Company also provides short-term accounts receivable financing (“Tricom finance receivables”) and out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry located throughout the United States, through Tricom, Inc. of Milwaukee (“Tricom”), a whollyowned subsidiary of Hinsdale Bank.
Through SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and its affiliate Guardian Real Estate Services, Inc. (“Guardian”), the Company engages in the origination and purchase of residential mortgages for sale into the secondary market and provides the document preparation and other loan closing services to a network of mortgage brokers. WestAmerica maintains principal origination offices in nine states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica and Guardian are wholly-owned subsidiaries of Barrington Bank. The Company acquired Northview Mortgage, LLC, a mortgage broker, in September 2004, in connection with its purchase of Northview Financial Corporation. Northview Mortgage, LLC was inactive in 2006 and merged out of existence in 2007. Mortgage banking operations are also performed within each of the Banks.
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
Additional information regarding the Company’s business and strategies is included in the “Management’s Discussion and Analysis of Financial condition and Results of Operations” section of this Annual Report.

100	Wintrust Financial Corporation

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
Wintrust developed its banking franchise through the de novo organization of nine banks and the purchase of seven banks, one of which was merged into an existing Wintrust bank. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. Following the same business plan, the Company started Hinsdale Bank in 1993 to service the communities of Hinsdale and Burr Ridge, North Shore Bank in 1994 to service the communities of Wilmette and Kenilworth, Libertyville Bank in 1995 to service the communities of Libertyville, Vernon Hills and Mundelein, Barrington Bank in 1996 to service the greater Barrington/Inverness areas, Crystal Lake Bank in 1997 to service the communities of Crystal Lake and Cary, Northbrook Bank in 2000 to service the communities of Northbrook, Glenview and Deerfield, Beverly Bank in 2004 to service the communities of Beverly Hills and Morgan Park on the southwest side of Chicago and Old Plank Trail Bank in 2006 to serve the communities of New Lenox, Mokena and Frankfurt. Since the initial openings of these nine banks, each has opened additional branches in adjacent and nearby communities to expand their franchise.
Wintrust completed its first bank acquisitions in the fourth quarter of 2003, with the acquisitions of Advantage Bank in October 2003 and Village Bank in December 2003. In September 2004, Wintrust acquired Northview Financial Corporation and its wholly-owned subsidiary, Northview Bank & Trust Company, with banking locations in Northfield, Mundelein and Wheaton, Illinois, and in December 2004, Wintrust relocated the bank’s charter to its Wheaton branch, renamed the bank Wheaton Bank & Trust Company and transferred its Mundelein branch to Libertyville Bank and its Northfield branches to Northbrook Bank. In October 2004, Wintrust acquired Town Bankshares, Ltd. and its whollyowned subsidiary, Town Bank, with locations in Delafield and Madison, Wisconsin. Town Bank represents the Company’s first banking operation outside of Illinois. In January 2005, the Company completed its acquisition of Antioch Holding Company and its wholly-owned subsidiary, State Bank of The Lakes, and on March 31, 2005 the Company acquired First Northwest Bancorp, Inc. and its wholly-owned subsidiary First Northwest Bank. First Northwest Bank was merged into Village Bank in May 2005 as both banks were located in and served the same market area. In May 2006, the Company completed its acquisition of Hinsbrook Bancshares, Inc. and its wholly-owned subsidiary, Hinsbrook Bank & Trust, with five banking locations in the western suburbs of Chicago, including Willowbrook, Downers Grove, Darien, Glen Ellyn and Geneva. In November 2006, Wintrust relocated the bank’s charter to its Geneva branch, renamed the bank St. Charles Bank & Trust Company, and transferred the Willowbrook, Downers Grove and Darien branches to Hinsdale Bank and the Glen Ellyn branch to Wheaton Bank. These branch transactions were done to align the Banks’ branches within the same market area under one bank charter. As of December 31, 2007, the Company had 77 banking locations.
All of the banks acquired by Wintrust share the same commitment to community banking and customer service as the banks the Company organized. Each of the acquired banks, with the exception of Hinsbrook Bank (currently Wheaton Bank) and State Bank of The Lakes, began operations within the same time frame in which Wintrust organized its Banks. The charters of Hinsbrook Bank and State Bank of The Lakes, however, date back to 1987 and 1894, respectively.
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

2007 Annual Report	101

commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Due to the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud. The majority of the loans originated by FIFC have been purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks with higher yields than alternative investments. During 2007, FIFC originated approximately $3.1 billion of premium finance receivables and sold approximately $230 million, or 7.5%, of the premium finance receivables generated during the year to unrelated third parties, with servicing retained. The Company has been selling these loans to third parties since 1999, suspended such sales in the second half of 2006, and resumed selling these loans in the fourth quarter of 2007. Selling these loans to third parties, allows the Company to originate loans without compromising the liquidity position of the Company. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.
The Company acquired Broadway in November 2007. Broadway is a commercial finance company that specializes in financing insurance premiums for corporate entities. Similar to FIFC, its products are marketed through insurance agents and brokers to their small to mid-size corporate clients. Broadway is headquartered in New York City and services clients primarily in the northeastern United States and California. Broadway is a subsidiary of FIFC.
Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company’s strategy to pursue specialty lending niches and is an operating subsidiary of Hinsdale Bank. It is located in the Milwaukee, Wisconsin metropolitan area and has been in business since 1989. Through Tricom, the Company provides high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2007, Tricom processed payrolls with associated client billings of approximately $467 million and contributed approximately $7.9 million of revenue, net of interest expense, to the Company.
The Company also engages in several other specialty lending areas through divisions of the Banks. Hinsdale Bank operates an indirect auto lending program which originates new and used automobile loans that are purchased by all of the Banks. The loans are generated through a network of automobile dealers located in the Chicago area with which Hinsdale Bank has established relationships. The indirect automobile loans are secured by new and used vehicles and are diversified among many individual borrowers. Like other consumer loans, the indirect auto loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans and continually monitors the dealer relationships to deter third party fraud. The Banks are not dependent on any one dealer as a source of such loans. At December 31, 2007, indirect auto loans totaled $227.0 million and comprised approximately 3.5% of the Company’s loan portfolio. Other specialty lending conducted through the Banks include Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending. These specialty loans (including the indirect auto loans) generated through divisions of the Banks comprised approximately 6.0% of the Company’s loan and lease portfolio at December 31, 2007.
WestAmerica and Guardian were acquired by Barrington Bank in May 2004 to enhance and diversify the Company’s revenue sources and earning asset base. WestAmerica engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, and Guardian provides the document preparation and other loan closing services to WestAmerica and its network of mortgage brokers. WestAmerica sells its loans servicing released and does not currently engage in mortgage loan servicing. WestAmerica maintains principal origination offices in nine states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica also established offices at several of the Banks and provides the Banks with the ability to use an enhanced loan origination and documentation system. This allows WestAmerica and the Banks to better utilize existing operational capacity and improve the product offering for the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products may be purchased by the Banks for their loan portfolios resulting in additional earning assets to the combined organization.
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

102	Wintrust Financial Corporation

the Company acquired Lake Forest Capital Management Company, a registered investment advisor with approximately $300 million of assets under management upon acquisition. Lake Forest Capital Management Company was merged into WHAMC.
WHTC, the Company’s trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of the Company’s fifteen banks. Assets under administration and/or management by WHTC as of December 31, 2007 were approximately $1.0 billion. WHTC is subject to regulation, supervision and regular examination by the OCC.
WHI, the Company’s registered broker/dealer subsidiary, has been in operations since 1931. Through WHI, the Company provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI client assets were approximately $5.6 billion at December 31, 2007. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2007, established branch locations in offices at a majority of the Company’s banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.
WHAMC, a registered investment adviser, provides money management services and advisory services to individuals and institutional municipal and tax-exempt organizations. In addition, WHAMC also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC had approximately $541 million of assets under management at December 31, 2007.
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
FIFC and Broadway encounter intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Some of their competitors are larger and have greater financial and other resources and are better known than FIFC and Broadway. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely purchase of qualifying contracts. Management believes that its commitment to service also distinguishes it from its competitors.
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
Tricom competes with numerous other firms, including a small number of similar niche finance companies and payroll processing firms, as well as various finance companies, banks and other lending institutions. Tricom’s management believes that its commitment to service distinguishes it from competitors. To the extent that other finance companies, financial institutions and payroll processing firms add greater programs and services to their existing businesses, Tricom’s operations could be adversely affected.

2007 Annual Report	103

Employees
At December 31, 2007, the Company and its subsidiaries employed a total of 1,964 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
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
Supervision and Regulation
Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC, Broadway, WHTC, WHI, WHAMC, Tricom, WestAmerica and Guardian. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources, or operations of the Company, the Banks, FIFC, Broadway, WHTC, WHI, WHAMC, Tricom, WestAmerica or Guardian. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies.
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

104	Wintrust Financial Corporation

or furnishing of services. That means that, except with respect to traditional banking products (loans, deposits or trust services), the Banks may not condition a customer’s purchase of services on the purchase of other services from any of the Banks or other subsidiaries of the Company.
It is the policy of the Federal Reserve that the Company is expected to act as a source of financial and managerial strength to its subsidiaries, and to commit resources to support the subsidiaries. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support even when the Company otherwise would not consider itself able to do so.
The Federal Reserve has adopted risk-based capital requirements for assessing capital adequacy of all bank holding companies, including financial holding companies. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 capital, or “core” capital, consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock including related surplus, qualifying cumulative perpetual preferred stock including related surplus (subject to certain limitations), minority interests in the common equity accounts of consolidated subsidiaries and qualifying trust preferred securities, and is reduced by goodwill, specified intangible assets and certain other items (“Tier 1 Capital”). Tier 2 capital, or “supplementary” capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock.
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
In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing growth, whether internally or through acquisition, are expected to maintain strong capital positions substantially above the minimum levels. Regulations proposed by the federal banking regulators referred to as the Basel II and Basel IA proposals could alter the capital adequacy frameworks for banking organizations such as the Company.
As of December 31, 2007, the Company’s total capital to riskweighted assets ratio was 10.2%, its Tier 1 Capital to riskweighted asset ratio was 8.7% and its leverage ratio was 7.7%.
Since the Company’s bank subsidiaries include Illinois-chartered Banks and a Wisconsin-chartered Bank, the Company is also subject to regular examination by the Secretary of the Illinois Department of Financial and Professional Regulation (the “Illinois Secretary”) and the Secretary of the Wisconsin Department of Financial Institutions (the “Wisconsin Department”).
Under the Illinois Banking Act, any person who acquires 25% or more of the Company’s stock may be required to obtain the prior approval of the Illinois Secretary. Similarly, under the Federal Change in Bank Control Act, a person must give 60 days written notice to the Federal Reserve and may be required to obtain the prior regulatory consent of the Federal Reserve before acquiring control of 10% or more of any class of the Company’s outstanding stock. Generally, an acquisition of more than 10% of the Company’s stock by a corporate entity, including a corporation, partnership or trust, would require prior Federal Reserve approval under the BHC Act.
Dividend Limitations. Because the Company’s consolidated net income consists largely of net income of the Banks and its nonbank subsidiaries, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company, the Banks and its non-bank subsidiaries. (See Financial Institution Regulation Generally — Dividends for further discussion of dividend limitations.)
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

2007 Annual Report	105

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
Bank Regulation
Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois Secretary. Each of these Illinois-chartered Banks, is a member of the Federal Reserve and, as such, is subject to additional examination by the Federal Reserve as their primary federal regulator. Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank, Old Plank Trail Bank and WHTC are federally-chartered and are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Town Bank is a Wisconsin-chartered bank and a member of the Federal Reserve, and as such is subject to supervision by the Wisconsin Department of Financial Institutions and the Federal Reserve.
The deposits of the Banks are insured by the Deposit Insurance Fund under the provisions of the Federal Deposit Insurance Act, as amended (the “FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes, Town Bank and St. Charles Bank and the OCC in the case of Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank, Old Plank Trail Bank, and WHTC) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office and any change-in-control of an insured bank that is not subject to review by the Federal Reserve as a holding company regulator. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The FDIC also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks to their directors, executive officers and principal shareholders.
Financial Institution Regulation Generally
Transactions with Affiliates. Transactions between a bank and its holding company or other affiliates are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchases of or investments in securities and other assets, and payments of fees or other distributions. In general, these restrictions limit the amount of transactions between an institution and an affiliate of such institution, as well as the aggregate amount of transactions between an institution and all of its affiliates, and require transactions with affiliates to be on terms comparable to those for transactions with unaffiliated entities. Transactions between banking affiliates may be subject to certain exemptions under applicable federal law.
Capital Requirements. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2007, each of the Company’s Banks was categorized as “well capitalized.” Because the Company is designated as a financial holding company, each of the Banks is required to maintain capital ratios at or above the “well capitalized” levels.
Prompt Corrective Action. The FDIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investments activities, capital distributions and management fees and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, the FDIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital- based prompt corrective action provisions of the FDIA and their implementing regulations generally apply to all FDICinsured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of the FDIA.

106	Wintrust Financial Corporation

Dividends. As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank, may not pay dividends in an amount greater than their current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. As a Wisconsin state-chartered bank, Town Bank may declare dividends out of its undivided profits, after provision for payment of all expenses, losses, required reserves, taxes, and interest. In addition, if Town Bank’s dividends declared and paid in either of the prior two years exceeded net income for such year, then the bank may not declare a dividend that exceeds year-to-date net income except with written consent of the Wisconsin Division of Financial Institutions. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Company’s Illinois-chartered banks and Town Bank, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account unless there is approval by the Federal Reserve. Similarly, as national associations supervised by the OCC, Barrington Bank, Crystal Lake Bank, Beverly Bank, Advantage Bank, Old Plank Trail Bank and WHTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account, nor may any of them declare a dividend in excess of undivided profits. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice or if it determines that the institution is undercapitalized.
In addition to the foregoing, the ability of the Company, the Banks and WHTC to pay dividends may be affected by the various minimum capital requirements and the capital and noncapital standards established under the FDIA, as described below. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
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

2007 Annual Report	107

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
Insurance of Deposit Accounts. Under the FDIA, as an FDICinsured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (“DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. Each institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During 2007, the Banks recognized expense for deposit insurance premiums in the aggregate amount of $3.7 million.
In November 2006, the FDIC adopted a new risk-based insurance assessment system, which was effective Jan. 1, 2007, designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The assessment rates are subject to adjustment by the FDIC. The new assessment system has resulted in increased annual assessments on the deposits of the Company’s bank subsidiaries of 5 to 7 cents per $100 of deposits. An FDIC credit available to the Company’s bank subsidiaries for prior contributions offset some of the assessment increase in 2007, and is expected to offset some of the assessments for 2008. Significant increases in the insurance assessments of the Company’s bank subsidiaries will increase the Company’s costs once the credit is fully utilized. In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate is approximately 1.15 cents per $100 of deposits.
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
Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2007, the first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve of each Bank) were exempt from the reserve requirements. A 3% reserve ratio applied to balances over $8.5 million up to and including $45.8 million and a 10% reserve ratio applied to balances in excess of $45.8 million. The Banks were in compliance with the applicable requirements in 2007. For 2008, the first $9.3 million of otherwise reservable balances are exempt, balances over $9.3 million and up to $43.9 million are subject to the 3% reserve ratio, and balances over $43.9 million are subject to the 10% reserve ratio.
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

108	Wintrust Financial Corporation

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
Moreover, like other lending institutions, each of the Banks utilizes credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Report Act (the “FCRA”), including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The FCRA was amended by the FACT Act in 2003, which imposes a number of regulatory requirements, some of which have become effective, some of which will become effective in 2008, and some of which are still in the process of being implemented by federal regulators. In particular, in 2008, compliance with new rules restricting the ability of corporate affiliates to share certain customer information for marketing purposes will become mandatory. The Company and the Banks may also be subject to additional requirements under state laws.
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

2007 Annual Report	109

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
There are currently pending proposals to amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2008 or beyond. In addition, federal and state regulators have issued, and may in the future issue, guidance on these requirements, or other aspects of the Company’s business. The developments may impose additional burdens on the Company and its subsidiaries.
Broker-Dealer and Investment Adviser Regulation
WHI and WHAMC are subject to extensive regulation under federal and state securities laws. WHI is a registered as a broker- dealer with all 50 states and the District of Columbia. Both WHI and WHAMC are registered as investment advisers with the Securities and Exchange Commission (“SEC”). In addition, WHI is a member of several self-regulatory organizations (“SRO”). Although WHI is required to be registered with the SEC, much of their regulation examination has been delegated to SROs that the SEC oversees, including the Financial Industry Regulatory Association and the national securities exchanges. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. WHI is also subject to regulation by state securities commissions in states where they conduct business. WHI and WHAMC are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities commissions.
As a result of federal and state registrations and SRO memberships, WHI is subject to over-lapping schemes of regulation which covers all aspects of its securities businesses. Such regulations cover, among other things, matters including minimum net capital requirements; uses and safekeeping of clients’ funds; recordkeeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions, limitations on the amounts and types of fees and commissions that may be charged to customers, and the timing of proprietary trading in relation to customers’ trades; and affiliate transactions. WHAMC, and WHI in its capacity as an investment adviser, are subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers and the securities markets rather than the protection of creditors and stockholders of investment firms.
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

110	Wintrust Financial Corporation

Supplemental Statistical Data
The following statistical information is provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosures by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in this Annual Report.
Investment Securities Portfolio
The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

U.S. Treasury	$33,109	34,072	34,586
U.S. Government agencies	322,043	690,574	714,715
Municipal	49,127	49,209	48,397
Corporate notes and other debt	42,802	60,080	8,358
Mortgage-backed	688,846	866,288	874,067
Federal Reserve/FHLB Stock and other equity securities	167,910	139,493	119,261

Total available-for-sale securities	$1,303,837	1,839,716	1,799,384

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2007 and 2006, are included by reference to Note 3 to the Consolidated Financial Statements included in this Annual Report.
Maturities of available-for-sale securities as of December 31, 2007, by maturity distribution, are as follows (in thousands):

						Federal
						Reserve /
			From 5		Mortgage-	FHLB stock
	Within	From 1	to 10	After	backed	and/other
	1 year	to 5 years	years	10 years	securities	equities	Total

U.S. Treasury	$2,881	—	30,228	—	—	—	33,109
U.S. Government agencies	175,525	21,885	24,319	100,314	—	—	322,043
Municipal	5,540	16,625	11,317	15,645	—	—	49,127
Corporate notes and other debt	793	8,882	25,134	7,993	—	—	42,802
Mortgage-backed(1)	—	—	—	—	688,846	—	688,846
Federal reserve/FHLB stock and other equity securities	—	—	—	—	—	167,910	167,910

Total available-for-sale securities	$184,739	47,392	90,998	123,952	688,846	167,910	1,303,837

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

2007 Annual Report	111

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2007:

						Federal
						Reserve /
			From 5		Mortgage-	FHLB stock
	Within	From 1	to 10	After	backed	and/other
	1 year	to 5 years	years	10 years	securities	equities	Total

U.S. Treasury	1.13%	—	3.43%	—	—	—	3.23%
U.S. Government agencies	4.45%	5.28%	4.52%	6.05%	—	—	5.01%
Municipal	5.03%	5.54%	5.67%	7.29%	—	—	6.06%
Corporate notes and other debt	3.13%	4.26%	6.82%	6.11%	—	—	6.08%
Mortgage-backed(1)	—	—	—	—	5.70%	—	5.70%
Federal reserve/FHLB stock and other equity securities	—	—	—	—	—	4.80%	4.80%

Total available-for-sale securities	4.92%	5.15%	5.09%	5.46%	5.70%	4.80%	5.38%

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and commercial real estate	$4,408,661	65%	4,068,437	63	3,161,734	61	2,465,852	57	1,648,022	50
Home equity	678,298	10	666,471	10	624,337	12	574,668	13	466,812	14
Residential real estate	226,686	3	207,059	3	275,729	5	248,118	5	173,625	5
Premium finance receivables	1,078,185	16	1,165,846	18	814,681	16	770,792	18	746,895	23
Indirect consumer loans	241,393	4	249,534	4	203,002	4	171,926	4	174,071	5
Tricom finance receivables	27,719	—	43,975	1	49,453	1	29,730	1	25,024	1
Consumer and other loans	140,660	2	95,158	1	84,935	1	87,260	2	63,345	2

Total loans, net of unearned income	$6,801,602	100%	6,496,480	100	5,213,871	100	4,348,346	100	3,297,794	100

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
In addition to the home mortgages originated by the Banks, the Company participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage brokers to finance residential mortgages originated by such brokers for sale into the secondary market. The Company’s loans to the mortgage brokers are secured by the business assets of the mortgage companies as well as the underlying mortgages, the majority of which are funded by the Company on a loan-by-loan basis after they have been pre-approved for pur-

112	Wintrust Financial Corporation

chase by third party end lenders who forward payment directly to the Company upon their acceptance of final loan documentation. In addition, the Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage brokers desire to competitively bid a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days.
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
Residential real estate mortgages. The residential real estate category predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The adjustable rate mortgages are often non-agency conforming, may have terms based on differing indexes, and relate to properties located principally in the Chicago and southern Wisconsin metropolitan areas or vacation homes owned by local residents. Adjustable-rate mortgage loans decrease, but do not eliminate, the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans fluctuates inversely with changes in interest rates. In addition, as interest rates increase, the required payments by the borrower increases, thus increasing the potential for default. The Company does not generally originate loans for its own portfolio with long-term fixed rates due to interest rate risk considerations. Through the Banks and the Company’s WestAmerica subsidiary, the Company can accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks’ own portfolios. A portion of the loans sold by the Company into the secondary market were sold to the Federal National Mortgage Association (“FNMA”) with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2007 and 2006 was $488 million and $495 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
Premium finance receivables. The Company originates premium finance receivables primarily through FIFC. As previously mentioned, in November 2007, the Company acquired Broadway, a commercial finance company that specializes in financing insurance premiums for corporate entities. Broadway is a subsidiary of FIFC. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. FIFC began selling loans to an unrelated third party in 1999. Prior to the fourth quarter of 2007, the Company had not sold any premium finance receivables since the second half of 2006 as the banks had sufficient capacity to retain all of the originations during this period. During 2007, FIFC originated approximately $3.1 billion of loans and sold approximately $230 million of those loans in the fourth quarter to unrelated financial institutions. FIFC recognized gains of $2.0 million related to this activity. The sale of premium finance receivables to unaffiliated financial institutions is expected to continue in 2008. As of December 31, 2007 and 2006, the balance of these receivables that FIFC services for others totaled approximately $220 million and $58 million, respectively. All premium finance receivables are subject to the Company’s stringent credit standards, and substantially all such loans are made to commercial customers. The Company rarely finances consumer insurance premiums.
FIFC generally offers financing of approximately 80% of an insurance premium primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC’s marketing efforts, currently focused almost exclusively on commercial accounts. Loans are originated by FIFC’s own sales force working with insurance agents and brokers throughout the United States. As of December 31, 2007, FIFC had the necessary licensing or other regulatory approvals to do business in all 50 states and the District of Columbia.
In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The initial average balance of premium finance loans originated during 2007 was approximately $29,000 and the average term of the agreements was approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company’s standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract

2007 Annual Report	113

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
Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company finances fixed rate automobile loans funded indirectly through unaffiliated automobile dealers and to a lesser extent boat loans funded through unaffiliated boat dealers, as a result of the State Bank of The Lakes acquisition in 2005. In 2007, the Company decreased its volume of originations of auto loans as market conditions worsened, and expects the portfolio to remain stable based on existing market conditions. Indirect automobile loans are secured by new and used automobiles and are generated by a large network of automobile dealers located in the Chicago area with which the Company has established relationships. These credits generally have an average initial balance of approximately $21,500 and have an original maturity of 60 months with the average actual maturity, as a result of prepayments, estimated to be approximately 40-45 months. The Company does not currently originate any significant level of sub-prime loans, which are made to individuals with impaired credit histories at generally higher interest rates, and accordingly, with higher levels of credit risk. The risk associated with the Company’s portfolios is diversified among many individual borrowers. Management continually monitors the dealer relationships and the Banks are not dependent on any one dealer as a source of such loans. Like other consumer loans, the indirect consumer loans are subject to the Banks’ stringent credit standards.
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
The Company had no loans to businesses or governments of foreign countries at any time during 2007.
Maturities and Sensitivities of Loans to Changes In Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2007 by date at which the loans reprice (in thousands):

	One Year	From one	From
	or less	to five years	five years	Total

Commercial and commercial real estate loans	$1,960,166	2,148,655	299,840	4,408,661
Premium finance receivables, net of unearned income	1,078,185	—	—	1,078,185
Tricom finance receivables	27,719	—	—	27,719

Of those loans repricing after one year, approximately $1.8 billion have fixed rates.

114	Wintrust Financial Corporation

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
We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other nonbank businesses. Many of these competitors have substantially greater resources. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Wintrust’s ability to compete successfully depends on a number of factors, including, among other things:
•	the ability to develop, maintain and build upon longterm customer relationships based on top quality service and high ethical standards;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Company introduces new products and services relative to its competitors;

•	customer satisfaction with the Company’s level of service; and

•	industry and general economic trends.
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
With the relatively low interest rates that prevailed from 2002 through 2005, Wintrust had been able to augment the total return of its investment securities portfolio by selling call options on fixed-income securities it owns. However, as a result of rising interest rates, Wintrust’s ability to engage in such transactions has been greatly limited. During 2007 and 2006, Wintrust recorded fee income of approximately $2.6 million and $3.2 million, respectively, from premiums earned on these option transactions, compared to approximately $11.4 million in 2005. Wintrust’s opportunities to sell covered call options may be limited in the future if rates rise. The loss of such premium income or changes in the growth rate, quality and pricing of Wintrust’s loan and deposit portfolio caused by changes in interest rates could have a material adverse effect on Wintrust’s financial condition and results of operations.
Wintrust is subject to lending risk.
There are inherent risks associated with the Company’s lending activities. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. A significant portion of the Company’s loan portfolio consisted of commercial and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and commercial real estate loans, the deterioration of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-

2007 Annual Report	115

offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.
Wintrust’s allowance for loan losses may prove to be insufficient to absorb losses that may occur in its loan portfolio.
Wintrust’s allowance for loan losses is established in consultation with management of its operating subsidiaries and is maintained at a level considered adequate by management to absorb loan losses that are inherent in the portfolios. At December 31, 2007, Wintrust’s allowance for loan losses was 70.1% of total nonperforming loans and 0.74% of total loans. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond its control, and such losses may exceed current estimates. Estimating loan loss allowances for Wintrust’s newer banks is more difficult because rapidly growing and de novo bank loan portfolios are, by their nature, unseasoned. Therefore, the Banks may be more susceptible to changes in estimates, and to losses exceeding estimates, than banks with more seasoned loan portfolios. There can be no assurance that the allowance for loan losses will prove sufficient to cover actual loan or lease losses in the future, which could result in a material adverse effect on Wintrust’s financial condition and results of operations.
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
Of Wintrust’s total loans at December 31, 2007, 16%, or approximately $1.1 billion, were comprised of commercial insurance premium finance receivables that it generates through FIFC and Broadway. These loans involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with loan portfolios of more traditional community banks because Wintrust conducts lending in this segment primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. FIFC and Broadway also face unique operational and internal control challenges due to the relatively rapid turnover of the premium finance loan portfolio and high volume of new loan originations. As a result, risk management and general supervisory oversight may be more difficult than in the Banks. FIFC and Broadway may also be more susceptible to third party fraud. Acts of fraud are difficult to detect and deter, and Wintrust cannot assure investors that its risk management procedures and controls will prevent losses from fraudulent activity. For example, in the third quarter of 2000, FIFC recorded a non-recurring after-tax charge of $2.6 million in connection with a series of fraudulent loan transactions perpetrated against FIFC by one independent insurance agency located in Florida. Although Wintrust has since enhanced its internal controls system at FIFC, it may continue to be exposed to the risk of significant loss in its premium finance business, which could result in a material adverse effect on Wintrust’s financial condition and results of operations. Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company’s operations could be adversely affected. There can be no assurance that FIFC and Broadway will be able to continue to compete successfully in its markets.
Wintrust may not be able to obtain liquidity and income from the sale of premium finance receivables in the future.
Wintrust has sold some of the loans FIFC originates to unrelated third parties. Wintrust recognized gains on the sales of these receivables, and the proceeds of such sales have provided Wintrust with additional liquidity. However, Wintrust did not sell any of these loans in the second half of 2006 or the first three quarters of 2007 due to capacity to retain such loans with the Banks. In the fourth quarter of 2007, Wintrust sold $230 million of premium finance receivables to unrelated third parties. Consistent with its strategy to be asset driven, Wintrust may pursue similar sales of premium finance receivables in the future; however, it cannot assure you that there will continue to be a market for the sale of these loans and the extent of Wintrust’s future sales of these loans will depend on the level of new volume growth in relation to its capacity to maintain the loans

116	Wintrust Financial Corporation

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
Wintrust historically has engaged in numerous acquisitions. Wintrust may not be able to continue to implement such an acquisition strategy in the future and there are risks associated with such acquisitions.
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

2007 Annual Report	117

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
The Company’s Banks operate through 77 banking facilities, the majority of which are owned. The Company owns 110 Automatic Teller Machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. The Banks also own two locations that are used as operations centers. Excess space in certain properties is leased to third parties.
WHI has two locations, one in downtown Chicago and one in Appleton, Wisconsin, both of which are leased, as well as office locations at various Banks. WestAmerica has 18 locations in 9 states, all of which are leased, as well as office locations at various Banks. FIFC and Tricom each has one location, both of which are owned. WITS has one location which is owned and one which is leased. Broadway has one location in New York, which is leased. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
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

118	Wintrust Financial Corporation

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the common stock by fiscal quarter during 2007 and 2006.

	2007		2006
	High	Low	High	Low

Fourth Quarter	$45.51	$31.81	$50.29	$45.08
Third Quarter	45.78	37.65	51.90	46.14
Second Quarter	46.97	42.89	59.64	49.08
First Quarter	50.00	42.02	58.94	49.79

Performance Graph
The following performance graph compares the five-year percentage change in the Company’s cumulative shareholder return on common stock compared with the cumulative total return on composites of (1) all Nasdaq National Market stocks for United States companies (broad market index) and (2) all Nasdaq National Market bank stocks (peer group index). Cumulative total return is computed by dividing the sum of the cumulative amount of dividends for the measurement period and the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Nasdaq National Market for United States companies’ index comprises all domestic common shares traded on the Nasdaq National Market and the Nasdaq Small-Cap Market. The Nasdaq National Market bank stocks index comprises all banks traded on the Nasdaq National Market and the Nasdaq Small- Cap Market.
This graph and other information furnished in the section titled “Performance Graph” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” materials or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

	2002	2003	2004	2005	2006	2007

Wintrust Financial Corporation	100.00	144.52	183.04	177.27	156.26	109.82
Nasdaq — Total US	100.00	149.52	162.72	166.18	182.57	197.98
Nasdaq — Bank Index	100.00	128.64	147.22	143.82	161.41	127.92

2007 Annual Report	119

Approximate Number of Equity Security Holders
As of February 25, 2008 there were approximately 1,636 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semiannual cash dividend on its common stock in January 2000 and has continued to approve a semi-annual dividend since that time.
Following is a summary of the cash dividends paid in 2006 and 2007:

Record Date	Payable Date	Dividend per Share
February 9, 2006	February 23, 2006	$0.14
August 10, 2006	August 24, 2006	$0.14
February 8, 2007	February 22, 2007	$0.16
August 9, 2007	August 23, 2007	$0.16

In January 2008, the Company’s Board of Directors approved a 12.5% increase in its semi-annual dividend to $0.18 per share. The dividend was paid on February 21, 2008 to shareholders of record as of February 7, 2008.
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
Because the Company’s consolidated net income consists largely of net income of the Banks, WestAmerica, FIFC, Broadway, Tricom, WHTC and the Wayne Hummer Companies, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. The Banks’ ability to pay dividends is regulated by banking statutes. See “Financial Institution Regulation Generally — Dividends” on page 106 of this Form 10-K. During 2007, 2006 and 2005, the Banks paid $105.9 million, $76.8 million and $45.1 million, respectively, in dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2008, Old Plank Trail Bank, which began operations in March 2006, was subject to this additional dividend restriction. The de novo period for Old Plank Trail Bank will end in March 2009.
Reference is made to Note 19 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in this Annual Report for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Recent Sales of Unregistered Securities
None.

120	Wintrust Financial Corporation

Issuer Purchases of Equity Securities
On April 30, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. This repurchase authorization replaced the 2.0 million share repurchase authorization that was announced in July 2006. Following is a summary of the stock repurchases made during the fourth quarter of 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of Shares
			Purchased as	that May Yet Be
	Total	Average	Part of Publicly	Purchased Under
	Number	Price Paid	Announced Plans	the Plans
Period	of Shares	per Share	or Programs	or Programs

October 1 — October 31	—	—	—	421,000
November 1 — November 30	422,059	$34.25	421,000	—
December 1 — December 31	—	—	—	—

Total	422,059	$34.25	421,000

All shares repurchased were made in open market trades except for 1,059 shares which were repurchased in connection with the issuance of shares pursuant to the Company’s Stock Incentive Plan.
On January 24, 2008, the Company’s Board of Directors authorized the Company to repurchase up to 1.0 million shares of its outstanding common stock over the next 12 months.
ITEM 6. SELECTED FINANCIAL DATA
Certain information required in response to this item is contained in this Annual Report under the caption “Selected Financial Highlights” which appears on page 3 of this Annual Report .
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required in response to this item is contained in this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which appears on pages 24-57 of this Annual Report. This discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Certain information required in response to this item is contained in this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset-Liability Management,” which appears on pages 52-54 of this Annual Report. That information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required in response to this item is contained in this Annual Report under the caption “Consolidated Financial Statements,” which is included on pages 58-94 of this Annual Report.

2007 Annual Report	121

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company made no changes in or had any disagreements with its independent accountants during the two most recent fiscal years or any subsequent interim period.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner.
Internal Control Over Financial Reporting
Management’s responsibilities relating to establishing and maintaining effective disclosure controls and procedures include establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, on page 95 of this Annual Report, management, with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company’s system of internal control over financial reporting met those criteria and is effective.
The Company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 96 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2008 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company’s Proxy Statement under the caption “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

122	Wintrust Financial Corporation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.
The following table summarizes information as of December 31, 2007, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:
Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
• WTFC 1997 Stock Incentive Plan, as amended	2,465,723	$32.15	—
• WTFC 2007 Stock Incentive Plan	223,953	$21.00	274,337
• WTFC Employee Stock Purchase Plan	—	—	127,651
• WTFC Directors Deferred Fee and Stock Plan	—	—	174,784

	2,689,676	$31.22	576,772

Equity compensation plans approved by security holders(1)
• N/A	—	—	—

Total	2,689,676	$31.22	576,772

(1)	Excludes 124,132 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc., Village Bancorp, Inc., Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc. and Hinsbrook Bancshares, Inc. The weighted average exercise price of those options is $24.92. No additional awards will be made under these plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company’s Proxy Statement under the sub-caption “Related Party Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be contained in the Company’s Proxy Statement under the caption “Audit and Non-Audit Fees Paid” and is incorporated herein by reference.

2007 Annual Report	123

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Report.

Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.4	Credit Agreement, dated as of November 1, 2005, among Wintrust Financial Corporation, the various financial institutions party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 15, 2005).

10.5	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.6	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.7	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ending June 30, 2003).

10.8	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.9	$25.0 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.10	Amended and Restated $1.0 million Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of May 29, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.11	Amended and Restated Pledge and Security Agreement dated as of May 29, 2005, executed August 26, 2005, between Wintrust Financial Corporation and LaSalle Bank, National Association (incorporation

124	Wintrust Financial Corporated

by reference to Exhibit 10.10 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.12	Amended and Restated Collateral Safekeeping Agreement dated as of May 29, 2005, executed August 26, 2005, among Wintrust Financial Corporation, LaSalle Bank, National Association and Standard Federal Bank, N.A. (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.13	Amended and Restated Confirmation, dated as of December 14, 2005, between Wintrust Financial Corporation and RBC Capital Markets Corporation as agent for Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2005).

10.14	Indenture dated as of September 1, 2006, between Wintrust Financial Corporation and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.15	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among Wintrust Financial Corporation, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.16	Guarantee Agreement, dated as of September 1, 2006, between Wintrust Financial Corporation, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.17	Fourth Amendment dated March 9, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association in its individual capacity (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2007).

10.18	Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant’s Form S 4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996).*

10.19	Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer, dated January 24, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.20	Employment Agreement entered into between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, dated January 24, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.21	Employment Agreement entered into between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer, dated January 24, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.22	Form of Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer. The Company entered into an Employment Agreement with Robert F. Key, Executive Vice President/Marketing, during 2005 in substantially identical form to this exhibit (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.23	Employment Agreement entered into between the Company and Thomas P. Zidar, dated June 6, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).*

10.24	Employment Agreement entered into between Lake Forest Bank & Trust Company and Randolph M. Hibben, dated March 25, 2005 (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the year ending December 31, 2006).*

10.25	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.26	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by

2007 Annual Report	125

reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2000).*

10.27	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of Form S-8 filed July 1, 2004.).*

10.28	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of Form S-8 filed July 1, 2004.).*

10.29	Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2007).*

10.30	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.31	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.32	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ending December 31, 2006).*

10.33	Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K for the year ending December 31, 2006).*

10.34	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.35	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the year ending December 31, 2005)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment dated as of June 1, 2006, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation, the various financial institutions party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company’s Form 10-K for the year ending December 31, 2006).

99.2	Second Amendment dated as of August 1, 2006, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association, in its individual capacity (incorporated by reference to Exhibit 99.2 of the Company’s Form 10-K for the year ending December 31, 2006).

99.3	Third Amendment dated as of January 1, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association, in its individual capacity (incorporated by reference to Exhibit 99.3 of the Company’s Form 10-K for the year ending December 31, 2006).

99.4	Fifth Amendment dated June 1, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association in its individual capacity (incorporated by reference to Exhibit 99.1 of the Company’s Form 10-Q for the quarter ended June 30, 2007).

126	Wintrust Financial Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION
(Registrant)

Edward J. Wehmer	/s/ EDWARD J. WEHMER	February 29, 2008

President and Chief Executive Officer

David L. Stoehr	/s/ DAVID L. STOEHR	February 29, 2008

Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John S. Lillard	/s/ JOHN S. LILLARD	February 29, 2008

Chairman of the Board of Directors

Edward J. Wehmer	/s/ EDWARD J. WEHMER	February 29, 2008

President and CEO and Director

Allan E. Bulley, Jr.	/s/ ALLAN E. BULLEY, JR.	February 29, 2008

Director

Peter D. Crist	/s/ PETER D. CRIST	February 29, 2008

Director

Bruce K. Crowther	/s/ BRUCE K. CROWTHER	February 29, 2008

Director

Joseph F. Damico	/s/ JOSEPH F. DAMICO	February 29, 2008

Director

Bert A. Getz, Jr.	/s/ BERT A. GETZ, JR.	February 29, 2008

Director

Charles H. James III	/s/ CHARLES H. JAMES III	February 29, 2008

Director

Albin F. Moschner	/s/ ALBIN F. MOSCHNER	February 29, 2008

Director

Thomas J. Neis	/s/ THOMAS J. NEIS	February 29, 2008

Director

Hollis W. Rademacher	/s/ HOLLIS W. RADEMACHER	February 29, 2008

Director

John J. Schornack	/s/ JOHN J. SCHORNACK	February 29, 2008

Director

Ingrid S. Stafford	/s/ INGRID S. STAFFORD	February 29, 2008

Director

2007 Annual Report	127

Corporate Locations
Corporate Headquarters
Wintrust Financial Corporation
     727 North Bank Lane
     Lake Forest, IL 60045
     847-615-4096
Illinois Banking Locations
ALGONQUIN
Algonquin Bank & Trust
     4049 W. Algonquin Rd.
     Algonquin, IL 60102
     847-669-7500
ANTIOCH
State Bank of The Lakes
     440 Lake St.
     Antioch, IL 60002
     847-395-2700
ARLINGTON HEIGHTS
Village Bank & Trust
     234 W. Northwest Hwy.
     Arlington Heights, IL 60004
     847-670-1000
Village Bank & Trust
     150 E. Rand Rd.
     Arlington Heights, IL 60004
     847-870-5000
     Village Bank & Trust
     311 S. Arlington Heights Rd.
     Arlington Heights, IL 60005
     847-483-6000
Village Bank & Trust
     1845 E. Rand Rd.
     Arlington Heights, IL 60004
     847-483-6000
BARRINGTON
Barrington Bank & Trust Company
     201 S. Hough St.
     Barrington, IL 60010
     847-842-4500
Barrington Bank & Trust Company
     233 W. Northwest Hwy.
     Barrington, IL 60010
     847-381-1715
BLOOMINGDALE
Old Town Bank & Trust of Bloomingdale
     165 W. Lake St.
     Bloomingdale, IL 60108
     630-295-9111
BUFFALO GROVE
Buffalo Grove Bank & Trust
     200 N. Buffalo Grove Rd.
     Buffalo Grove, IL 60089
     847-634-8400
CARY
Cary Bank & Trust
     60 E. Main St.
     Cary, IL 60013
     847-462-8881
CHICAGO
Beverly Bank & Trust Company
     10258 S. Western Ave.
     Chicago, IL 60643
     773-239-2265
Beverly Bank & Trust Company
     1908 W. 103rd St.
     Chicago, IL 60643
     773-239-2265
North Shore Community Bank & Trust Co.
     4343 W. Peterson Ave.
     Chicago, IL 60646
     773-545-5700
CLARENDON HILLS
Clarendon Hills Bank
     200 W. Burlington Ave.
     Clarendon Hills, IL 60514
     630-323-1240
CRYSTAL LAKE
Crystal Lake Bank & Trust Company
     70 N. Williams St.
     Crystal Lake, IL 60014
     815-479-5200
Crystal Lake Bank & Trust Company
     27 N. Main St.
     Crystal Lake, IL 60014
Crystal Lake Bank & Trust Company
     1000 McHenry Ave.
     Crystal Lake, IL 60014
     815-479-5715
DARIEN
Hinsbrook Bank & Trust
     6700 S. Route 83
     Darien, IL 60561
DEERFIELD
Deerfield Bank & Trust
     660 Deerfield Rd.
     Deerfield, IL 60015
     847-945-8660
DOWNERS GROVE
Community Bank of Downers Grove
     1111 Warren Ave.
     Downers Grove, IL 60515
     630-968-4700
Community Bank of Downers Grove
     718 Ogden Ave.
     Downers Grove, IL 60515
     630-435-3600
ELK GROVE VILLAGE
Elk Grove Village Bank & Trust
     75 E. Turner Ave.
     Elk Grove Village, IL 60007
     847-364-0100
FRANKFORT
Old Plank Trail Community Bank
     37 Old Frankfort Way
     Frankfort, IL 60423
     815-464-6888
GENEVA
St. Charles Bank & Trust Company
     2401 Kaneville Rd.
     Geneva, IL 60134
     630-845-4800
GLEN ELLYN
Glen Ellyn Bank & Trust
     500 Roosevelt Rd.
     Glen Ellyn, IL 60137
     630-469-3000
GLENCOE
North Shore Community Bank & Trust Co.
     362 Park Ave.
     Glencoe, IL 60022
     847-835-1700
North Shore Community Bank & Trust Co.
     633 Vernon Ave.
     Glencoe, IL 60022
GRAYSLAKE
State Bank of The Lakes
     50 Commerce Dr.
     Grayslake, IL 60030
     847-548-2700
GURNEE
Gurnee Community Bank
     675 N. O’Plaine Rd.
     Gurnee, IL 60031
     847-625-3800

128	Wintrust Financial Corporation

HIGHLAND PARK
Highland Park Bank & Trust
     1949 St. Johns Ave.
     Highland Park, IL 60035
     847-432-9988
Highland Park Bank & Trust
     643 Roger Williams Ave.
     Highland Park, IL 60035
     847-266-0300
HIGHWOOD
Bank of Highwood – Fort Sheridan
     507 Sheridan Rd.
     Highwood, IL 60040
     847-266-7600
HINSDALE
Hinsdale Bank & Trust Company
     25 E. First St.
     Hinsdale, IL 60521
     630-323-4404
Hinsdale Bank & Trust Company
     130 W. Chestnut
     Hinsdale, IL 60521
     630-655-8025
HOFFMAN ESTATES
     Hoffman Estates Community Bank
     1375 Palatine Rd.
     Hoffman Estates, IL 60192
     847-963-9500
     Hoffman Estates Community Bank
     2497 W. Golf Rd.
     Hoffman Estates, IL 60169
     847-884-0500
ISLAND LAKE
Island Lake Community Bank
     229 E. State Rd.
     Island Lake, IL 60042
     847-487-3777
LAKE BLUFF
Lake Forest Bank & Trust Company
     103 E. Scranton Ave.
     Lake Bluff, IL 60044
     847-615-4060
LAKE FOREST
Lake Forest Bank & Trust Company
     727 N. Bank Ln.
     Lake Forest, IL 60045
     847-234-2882
Lake Forest Bank & Trust Company
     780 N. Bank Ln.
     Lake Forest, IL 60045
     847-615-4022
Lake Forest Bank & Trust Company
     911 S. Telegraph Rd.
     Lake Forest, IL 60045
     847-615-4098
Lake Forest Bank & Trust Company
     810 S. Waukegan Rd.
     Lake Forest, IL 60045
     847-615-4080
LAKE VILLA
Lake Villa Community Bank
     345 S. Milwaukee Ave.
     Lake Villa, IL 60046
     847-265-0300
LIBERTYVILLE
Libertyville Bank & Trust Company
     507 N. Milwaukee Ave.
     Libertyville, IL 60048
     847-367-6800
Libertyville Bank & Trust Company
     201 E. Hurlburt Court
     Libertyville, IL 60048
     847-247-4045
Libertyville Bank & Trust Company
     1200 S. Milwaukee Ave.
     Libertyville, IL 60048
     847-367-6800
LINDENHURST
State Bank of The Lakes
     2031 Grand Ave.
     Lindenhurst, IL 60046
     847-356-5700
McHENRY
McHenry Bank & Trust
     2205 N. Richmond Rd.
     McHenry, IL 60050
     815-344-6600
State Bank of The Lakes
     2730 W. Route 120
     McHenry, IL 60050
     815-344-5100
MOKENA
Old Plank Trail Community Bank
     20012 Wolf Rd.
     Mokena, IL 60448
     708-478-4447
MUNDELEIN
Mundelein Community Bank
     1110 W. Maple Ave.
     Mundelein, IL 60060
     847-837-1110
NEW LENOX
Old Plank Trail Community Bank
     280 Veterans Pkwy.
     New Lenox, IL 60451
     815-485-0001
NORTH CHICAGO
North Chicago Community Bank
     1801 Sheridan Rd.
     North Chicago, IL 60064
     847-473-3006
NORTHBROOK
Northbrook Bank & Trust Company
     1100 Waukegan Rd.
     Northbrook, IL 60062
     847-418-2800
Northbrook Bank & Trust Company
     875 Sanders Rd.
     Northbrook, IL 60062
     847-418-2850
NORTHFIELD
Northview Bank & Trust
     245 Waukegan Rd.
     Northfield, IL 60093
     847-446-0245
     Northview Bank & Trust
     1751 Orchard Ln.
     Northfield, IL 60093
     847-441-1751
PALATINE
Palatine Bank & Trust
     110 W. Palatine Rd.
     Palatine, IL 60067
     847-963-0047
RIVERSIDE
Riverside Bank
     17 E. Burlington
     Riverside, IL 60546
     708-447-3222
ROSELLE
Advantage National Bank
     1350 W. Lake St.
     Roselle, IL 60172
     630-529-0100

2007 Annual Report	129

SKOKIE
North Shore Community Bank & Trust Co.
     7800 Lincoln Ave.
     Skokie, IL 60077
     847-933-1900
SPRING GROVE
State Bank of The Lakes
     1906 Holian Dr.
     Spring Grove, IL 60081
     815-675-3700
ST. CHARLES
St. Charles Bank & Trust Company
     311 N. Second St.
     St. Charles, IL 60174
     630-377-9500
WAUCONDA
Wauconda Community Bank
     495 W. Liberty St.
     Wauconda, IL 60084
     847-487-2500
Wauconda Community Bank
     1180 Dato Ln.
     Wauconda, IL 60084
     847-487-3770
WESTERN SPRINGS
The Community Bank of Western Springs
     1000 Hillgrove Ave.
     Western Springs, IL 60558
     708-246-7100
WHEATON
Wheaton Bank & Trust Company
     211 S. Wheaton Ave.
     Wheaton, IL 60187
     630-690-1800
WILLOWBROOK
Hinsbrook Bank & Trust
     6262 S. Route 83
     Willowbrook, IL 60527
     630-920-2700
WILMETTE
North Shore Community Bank & Trust Co.
     1145 Wilmette Ave.
     Wilmette, IL 60091
     847-853-1145
North Shore Community Bank & Trust Co.
     720 12th St.
     Wilmette, IL 60091
North Shore Community Bank & Trust Co.
     351 Linden Ave
     Wilmette, IL 60091
WINNETKA
North Shore Community Bank & Trust Co.
     576 Lincoln Ave.
     Winnetka, IL 60093
     847-441-2265
Wisconsin Banking Locations
DELAFIELD
Town Bank of Delafield
     400 Genesee St.
     Delafield, WI 53018
     262-646-6888
ELM GROVE
Town Bank of Elm Grove
     13150 Watertown Plank Rd.
     Elm Grove, WI 53122
     262-789-8696
HARTLAND
Town Bank
     850 W. North Shore Dr.
     Hartland, WI 53029
     262-367-1900
MADISON
Town Bank of Madison
     10 W. Mifflin St.
     Madison, WI 53703
     608-282-4840
WALES
Town Bank of Wales
     200 W. Summit Ave.
     Wales, WI 53183
     262-968-1740

130	Wintrust Financial Corporation

Wayne Hummer Wealth Management
     Wayne Hummer Investments, L.L.C.
     Wayne Hummer Trust Company
     Wayne Hummer Asset Management Co.
Headquarters
     222 South Riverside Plaza
     28th Floor
     Chicago, IL 60606
     312-431-1700
Branch Offices
     4049 West Algonquin Road
     Algonquin, IL 60102
     815-479-1710

     440 Lake Street
     Antioch, IL 60002
     847-838-7060

     311 South Arlington Heights Road
     Arlington Heights, IL 60005
     847-483-6039

     201 South Hough Street
     Barrington, IL 60010
     847-842-2607

     165 West Lake Street
     Bloomingdale, IL 60108
     847-879-7935

     4343 West Peterson Avenue
     Chicago, IL 60646
     847-251-4385

     10258 South Western Avenue
     Chicago, IL 60643
     773-298-6228

     1111 Warren Avenue
     Downers Grove, IL 60515
     630-325-6571

     500 Roosevelt Road
     Glen Ellyn, IL 60137
     630-588-4093

     50 Commerce Drive
     Grayslake, IL 60030
     847-838-7608
675 North O’Plaine Road
Gurnee, IL 60031
847-549-1578
25 East First Street
Hinsdale, IL 60521
630-655-8485
727 North Bank Lane
Lake Forest, IL 60045
847-615-4054
810 South Waukegan Avenue
Lake Forest, IL 60045
847-482-8469
1200 South Milwaukee Avenue
Libertyville, IL 60048
847-573-1633
20012 Wolf Road
Mokena, IL 60448
815-462-5510
245 Waukegan Road
Northfield, IL 60093
847-446-4378
110 W. Palatine Rd.
Palatine, IL 60067
847-842-2637
1000 Hillgrove Avenue
Western Springs, IL 60558
708-784-2549
211 South Wheaton Avenue
Wheaton, IL 60187
630-588-4090
720 12th Street
Wilmette, IL 60091
847-853-2093
200 East Washington Street
Appleton, WI 54911
920-734-1474
850 W. North Shore Drive
Hartland, WI 53029
262-646-3157
FIRST Insurance Funding Corp.

     450 Skokie Blvd., Suite 1000
     Northbrook, IL 60062
     847-374-3000
Broadway Premium Funding Corporation
     100 Broadway
     New York, NY 10005
     212-791-7099
Tricom, Inc. of Milwaukee
     N48 W16866 Lisbon Road
     Menomonee Falls, WI 53051
     262-509-6200
WestAmerica Mortgage Company
Colorado Corporate Headquarters
     5655 South Yosemite Street, Suite 460
     Greenwood Village, Colorado 80111
     303-771-2800
Illinois Corporate Headquarters
     1 South 660 Midwest Rd., Suite 100
     Oakbrook Terrace, Illinois 60181
     630-916-9299
Branch Offices
     Phoenix, AZ
     Scottsdale, AZ
     Walnut Creek, CA
     Fort Myers, FL
     Chicago, IL
     Matteson, IL
     Oakbrook Terrace, IL
     Schaumburg, IL
     Tinley Park, IL
     Warsaw, IN
     Overland Park, KS
     Charlotte, NC
     Ocean, NJ

2007 Annual Report	131

Corporate Information
Directors
Allan E. Bulley, Jr.
Peter D. Crist
Bruce K. Crowther
Joseph F. Damico
Bert A. Getz, Jr.
Charles H. James, III
John S. Lillard (Chairman)
Albin F. Moschner
Thomas J. Neis
Hollis W. Rademacher
John J. Schornack
Ingrid S. Stafford
Edward J. Wehmer
Public Listing and Market Symbol
The Company’s Common Stock is traded on The Nasdaq Stock Market® under the symbol WTFC.
Website Location
The Company maintains a financial relations internet website at the following location: www.wintrust.com
Annual Meeting of Shareholders
May 22, 2008
10:00 a.m.
Deerpath Inn
255 East Illinois Road
Lake Forest, Illinois
Form 10-K
The Annual Report on Form 10-K to the Securities and Exchange Commission is contained herein this document. The information is also available on the Internet at the Securities and Exchange Commission’s website. The address for the web site is: http://www.sec.gov.
Transfer Agent
Illinois Stock Transfer Company
209 West Jackson Boulevard
Suite 903
Chicago, Illinois 60606
Telephone: 312-427-2953
Facsimile: 312-427-2879

132	Wintrust Financial Corporation