Form 10-Q
period 2008-03-31
WINTRUST FINANCIAL CORP
filed 2008-05-12
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock - no par value, 23,606,279 shares, as of May 7, 2008

TABLE OF CONTENTS

		Page
PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1-22

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-49

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	50-52

ITEM 4.	Controls and Procedures	53

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings	NA

ITEM 1A.	Risk Factors	53

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

ITEM 3.	Defaults Upon Senior Securities	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders	NA

ITEM 5.	Other Information	NA

ITEM 6.	Exhibits	54

	Signatures	55

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007

Assets
Cash and due from banks	$160,890	$170,190	$124,957
Federal funds sold and securities purchased under resale agreements	280,408	90,964	146,747
Interest bearing deposits with banks	11,280	10,410	16,417
Available-for-sale securities, at fair value	1,110,854	1,303,837	1,696,156
Trading account securities	1,185	1,571	1,746
Brokerage customer receivables	22,786	24,206	22,946
Mortgage loans held-for-sale (includes $86,634 carried at fair value at March 31, 2008)	102,324	109,552	117,082
Loans, net of unearned income	6,874,916	6,801,602	6,545,906
Less: Allowance for loan losses	53,758	50,389	46,526

Net loans	6,821,158	6,751,213	6,499,380
Premises and equipment, net	344,863	339,297	320,924
Accrued interest receivable and other assets	583,648	273,678	178,527
Goodwill	276,121	276,204	269,092
Other intangible assets, net	16,949	17,737	20,630

Total assets	$9,732,466	$9,368,859	$9,414,604

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$670,433	$664,264	$651,075
Interest bearing	6,813,149	6,807,177	7,015,728

Total deposits	7,483,582	7,471,441	7,666,803

Notes payable	70,300	60,700	47,750
Federal Home Loan Bank advances	434,482	415,183	394,519
Other borrowings	293,091	254,434	159,425
Subordinated notes	75,000	75,000	75,000
Junior subordinated debentures	249,621	249,662	249,787
Accrued interest payable and other liabilities	373,097	102,884	91,579

Total liabilities	8,979,173	8,629,304	8,684,863

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	26,416	26,281	25,944
Surplus	544,135	539,127	524,101
Treasury Stock	(122,252)	(122,196)	(77,498)
Common stock warrants	459	459	665
Retained earnings	314,038	309,556	272,331
Accumulated other comprehensive loss	(9,503)	(13,672)	(15,802)

Total shareholders’ equity	753,293	739,555	729,741

Total liabilities and shareholders’ equity	$9,732,466	$9,368,859	$9,414,604

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007

Interest income
Interest and fees on loans	$118,953	$127,865
Interest bearing deposits with banks	120	265
Federal funds sold and securities purchased under resale agreements	634	2,826
Securities	16,081	20,885
Trading account securities	31	7
Brokerage customer receivables	357	459

Total interest income	136,176	152,307

Interest expense
Interest on deposits	61,430	75,890
Interest on Federal Home Loan Bank advances	4,556	4,129
Interest on notes payable and other borrowings	2,770	1,728
Interest on subordinated notes	1,087	1,295
Interest on junior subordinated debentures	4,591	4,595

Total interest expense	74,434	87,637

Net interest income	61,742	64,670
Provision for credit losses	8,555	1,807

Net interest income after provision for credit losses	53,187	62,863

Non-interest income
Wealth management	7,865	7,619
Mortgage banking	6,096	5,463
Service charges on deposit accounts	2,373	1,888
Gain on sales of premium finance receivables	1,141	269
Administrative services	713	1,013
(Losses) gains on available-for-sale securities, net	(1,333)	47
Other	7,701	3,434

Total non-interest income	24,556	19,733

Non-interest expense
Salaries and employee benefits	36,672	35,917
Equipment	3,926	3,590
Occupancy, net	5,867	5,435
Data processing	2,798	2,476
Advertising and marketing	999	1,078
Professional fees	2,068	1,603
Amortization of other intangible assets	788	969
Other	9,715	8,676

Total non-interest expense	62,833	59,744

Income before income taxes	14,910	22,852
Income tax expense	5,205	8,171

Net income	$9,705	$14,681

Net income per common share — Basic	$0.41	$0.59

Net income per common share — Diluted	$0.40	$0.57

Cash dividends declared per common share	$0.18	$0.16

Weighted average common shares outstanding	23,518	25,029
Dilutive potential common shares	582	817

Average common shares and dilutive common shares	24,100	25,846

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Compre-				Common		Compre-	Total
	hensive	Common		Treasury	Stock	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	Stock	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2006		$25,802	$519,233	$(16,343)	$681	$261,734	$(17,761)	$773,346

Comprehensive income:
Net income	$14,681	—	—	—	—	14,681	—	14,681
Other comprehensive income, net of tax:

Unrealized gains on securities, net of reclassification adjustment	2,384	—	—	—	—	—	2,384	2,384
Unrealized losses on derivative instruments	(425)	—	—	—	—	—	(425)	(425)

Comprehensive income	$16,640

Cash dividends declared on common stock		—	—	—	—	(4,084)	—	(4,084)

Common stock repurchases		—	—	(61,155)	—	—	—	(61,155)

Stock-based compensation		—	2,965	—	—	—	—	2,965

Common stock issued for:
Exercise of stock options		44	1,223	—	—	—	—	1,267
Restricted stock awards		81	(81)	—	—	—	—	—
Exercise of common stock warrants		1	45	—	(16)	—	—	30
Director compensation plan		16	716	—	—	—	—	732

Balance at March 31, 2007		$25,944	$524,101	$(77,498)	$665	$272,331	$(15,802)	$729,741

Balance at December 31, 2007		$26,281	$539,127	$(122,196)	$459	$309,556	$(13,672)	$739,555

Comprehensive income:
Net income	$9,705	—	—	—	—	9,705	—	9,705
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	8,091	—	—	—	—	—	8,091	8,091
Unrealized losses on derivative instruments	(3,922)	—	—	—	—	—	(3,922)	(3,922)

Comprehensive income	$13,874

Cash dividends declared on common stock		—	—	—	—	(4,231)	—	(4,231)

Common stock repurchases		—	—	(56)	—	—	—	(56)

Stock-based compensation		—	2,498	—	—	—	—	2,498

Cumulative effect of change in accounting for split-dollar life insurance		—	—	—	—	(992)	—	(992)

Common stock issued for:
Exercise of stock options		62	1,703	—	—	—	—	1,765
Restricted stock awards		44	(324)	—	—	—	—	(280)
Director compensation plan		29	1,131	—	—	—	—	1,160

Balance at March 31, 2008		$26,416	$544,135	$(122,252)	$459	$314,038	$(9,503)	$753,293

	Three Months Ended March 31,
	2008	2007
Other Comprehensive Income:
Unrealized gains on available-for-sale securities arising during the period, net	$11,434	$4,044
Unrealized losses on derivative instruments arising during the period, net	(6,380)	(687)
Less: Reclassification adjustment for gains (losses) included in net income, net	(1,333)	47
Less: Income tax expense	2,218	1,351

Other Comprehensive Income	$4,169	$1,959

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Operating Activities:
Net income	$9,705	$14,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,555	1,807
Depreciation and amortization	5,018	4,954
Stock-based compensation expense	2,498	2,965
Tax benefit from stock-based compensation arrangements	555	512
Excess tax benefits from stock-based compensation arrangements	(394)	(398)
Net accretion of premium on securities	(286)	(213)
Mortgage servicing rights fair value change and amortization, net	829	182
Originations and purchases of mortgage loans held-for-sale	(462,860)	(485,729)
Proceeds from sales of mortgage loans held-for-sale	473,723	520,636
Bank owned life insurance income, net of claims	(613)	(809)
Gain on sales of premium finance receivables	(1,141)	(269)
Decrease in trading securities, net	386	578
Net decrease in brokerage customer receivables	1,420	1,094
Gain on mortgage loans sold	(3,635)	(3,658)
Losses (gains) on available-for-sale securities, net	1,333	(47)
Gain on sales of premises and equipment, net	—	(3)
(Increase) decrease in accrued interest receivable and other assets, net	(2,865)	2,367
Increase (decrease) in accrued interest payable and other liabilities, net	15,846	(13,307)

Net Cash Provided by Operating Activities	48,074	45,343

Investing Activities:
Proceeds from maturities of available-for-sale securities	364,956	340,435
Proceeds from sales of available-for-sale securities	187,292	29,976
Purchases of available-for-sale securities	(400,110)	(222,548)
Proceeds from sales of premium finance receivables	114,805	—
Net (increase) decrease in interest-bearing deposits with banks	(870)	2,842
Net increase in loans	(200,808)	(50,558)
Purchases of premises and equipment, net	(9,896)	(13,899)

Net Cash Provided by Investing Activities	55,369	86,248

Financing Activities:
Increase (decrease) in deposit accounts	12,106	(202,477)
Increase (decrease) in other borrowings, net	38,657	(2,647)
Increase in notes payable, net	9,600	35,000
Increase in Federal Home Loan Bank advances, net	19,301	69,000
Excess tax benefits from stock–based compensation arrangements	394	398
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	930	786
Common stock repurchases	(56)	(61,155)
Dividends paid	(4,231)	(4,084)

Net Cash Provided by (Used for) by Financing Activities	76,701	(165,179)

Net Increase (Decrease) in Cash and Cash Equivalents	180,144	(33,588)
Cash and Cash Equivalents at Beginning of Period	261,154	305,292

Cash and Cash Equivalents at End of Period	$441,298	$271,704

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
As of March 31, 2008, Wintrust had 15 wholly-owned bank subsidiaries (collectively, “the Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank in March 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank. In November 2006, Hinsbrook Bank’s Geneva branch was renamed St. Charles Bank & Trust (“St. Charles Bank”), its Willowbrook, Downers Grove and Darien locations became branches of Hinsdale Bank and its Glen Ellyn location became a branch of Wheaton Bank.
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

The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI has office locations staffed by one or more registered financial advisors in a majority of the Company’s Banks. WHI also provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. WHI is a wholly-owned subsidiary of North Shore Bank. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC is a wholly-owned subsidiary of Wintrust. WHI and WHAMC were acquired in 2002, and along with WHTC are collectively referred to as “Wealth Management”. In February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC.
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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2007. Operating results reported for the three-month and year-to-date periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
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
Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) of the Company’s 2007 Annual Report. There have been no significant changes to these policies, except as discussed in Note 2 – Recent Accounting Developments, for mortgage loans held-for-sale.

(2) Recent Accounting Developments
In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, the provisions of EITF 06-4 do not apply to a split-dollar insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-4 on January 1, 2008 and established a liability for postretirement split-dollar insurance benefits by recognizing a cumulative-effect adjustment to retained earnings of $992,000.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective January 1, 2008. The adoption of SFAS 157 did not materially impact the consolidated financial statements. See Note 11 – Fair Values of Assets and Liabilities, for a further discussion of this FASB Statement and the related required disclosures.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and is effective January 1, 2008. The Company elected to measure at fair value new mortgage loans originated by WestAmerica on or after January 1, 2008. Since SFAS 159 was elected for loans originated on or after January 1, 2008, there was no effect to the Company’s financial statements at the date of adoption. The fair value of the loans is determined by reference to investor price sheets for loan products with similar characteristics. Before electing this new statement, WestAmerica accounted for loans held-for-sale at the lower of cost or market (commonly referred to as LOCOM). By choosing to measure loans originated for sale into the secondary market at fair value, the earnings volatility caused by measuring the related forward commitments to sell such loans at fair value is mitigated. See Note 11 – Fair Values of Assets and Liabilities, for a more detailed discussion of fair value measurements.
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 states that the expected cash flows related to servicing the loan should be included in the measurement of all written loan commitments that are accounted for at fair value. Prior to SAB 109, this component of value was not incorporated into the fair value of the loan commitment. SAB 109 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact to the Company’s financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in a transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.    The guidance is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

(3) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.
(4) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2008		December 31, 2007		March 31, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$—	$—	$33,161	$33,109	$33,167	$31,440
U.S. Government agencies	195,457	196,094	321,548	322,043	531,010	524,255
Municipal	58,458	58,753	49,376	49,127	48,967	48,648
Corporate notes and other debt	43,997	40,339	45,920	42,802	59,594	58,849
Mortgage-backed	698,594	701,482	699,166	688,846	857,267	840,365
Federal Reserve/FHLB stock and other equity securities	114,507	114,186	167,591	167,910	188,635	192,599

Total available-for-sale securities	$1,111,013	$1,110,854	$1,316,762	$1,303,837	$1,718,640	$1,696,156

The decrease in U.S. Government agencies as of March 31, 2008 compared to December 31, 2007 and March 31, 2007 is primarily related to the maturity of Federal Home Loan Bank (“FHLB”) bonds partially offset by new purchases. As a result of the current interest rate environment and the Company’s balance sheet management strategy, not all maturities were replaced with new purchases.
The fair value of available-for-sale securities includes investments totaling approximately $127.9 million with unrealized losses of $2.1 million, which have been in an unrealized loss position for greater than 12 months. Available-for-sale securities are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, the Company considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. The Company also assesses the nature of the unrealized losses taking into consideration market factors, such as the widening of general credit spreads, the industry in which the issuer operates and market supply and demand, as well as the creditworthiness of the issuer. As a result of other-than-temporary impairment reviews during the first quarter of 2008, the Company recognized $1.9 million of other-than-temporary impairment losses on certain corporate notes and other debt securities. The Company concluded that none of the other unrealized losses on the available-for-sale securities portfolio represent an other-than-temporary impairment as of March 31, 2008.

(5) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Balance:
Commercial and commercial real estate	$4,534,383	$4,408,661	$4,086,994
Home equity	695,446	678,298	650,826
Residential real estate	233,556	226,686	204,590
Premium finance receivables	1,017,011	1,078,185	1,228,013
Indirect consumer loans	230,771	241,393	245,420
Tricom finance receivables	23,478	27,719	39,436
Other loans	140,271	140,660	90,627

Total loans, net of unearned income	$6,874,916	$6,801,602	$6,545,906

Mix:
Commercial and commercial real estate	66%	65%	62%
Home equity	10	10	10
Residential real estate	3	3	3
Premium finance receivables	15	16	19
Indirect consumer loans	3	3	4
Tricom finance receivables	1	1	1
Other loans	2	2	1

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income. The unearned income portions of premium finance receivables were $21.8 million at March 31, 2008, $23.3 million at December 31, 2007 and $29.1 million at March 31, 2007. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $7.4 million at March 31, 2008 and $6.6 million at December 31, 2007 and $5.5 million at March 31, 2007.
(6) Deposits
The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Balance:
Non-interest bearing deposits	$670,433	$664,264	$651,075
NOW accounts	1,013,603	1,014,780	894,513
Wealth management deposits	647,798	599,426	538,402
Money market accounts	797,215	701,972	719,751
Savings accounts	325,096	297,586	311,566
Time certificates of deposit	4,029,437	4,193,413	4,551,496

Total deposits	$7,483,582	$7,471,441	$7,666,803

Mix:
Non-interest bearing deposits	9%	9%	9%
NOW accounts	13	14	12
Wealth management deposits	9	8	7
Money market accounts	11	9	9
Savings accounts	4	4	4
Time certificates of deposit	54	56	59

Total deposits	100%	100%	100%

Wealth management deposits represent FDIC-insured deposits at the Banks from customers of the Company’s wealth management subsidiaries.

(7) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Notes payable	$70,300	$60,700	$47,750
Federal Home Loan Bank advances	434,482	415,183	394,519

Other borrowings:
Federal funds purchased	639	4,223	—
Securities sold under repurchase agreements	290,585	248,334	157,759
Other	1,867	1,877	1,666

Total other borrowings	293,091	254,434	159,425

Subordinated notes	75,000	75,000	75,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$872,873	$805,317	$676,694

Notes payable are used, as needed, to provide capital to fund continued growth at the Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes. The $70.3 million balance at March 31, 2008 represents the outstanding balance on a $101.0 million loan agreement with an unaffiliated bank. The loan agreement consists of a $100.0 million revolving note, which matures on June 1, 2008 and a $1.0 million note that matures on June 1, 2015. Interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 115 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of some of the Company’s bank subsidiaries.
Federal Home Loan Bank advances consist primarily of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At March 31, 2008, securities sold under repurchase agreements represent $183.4 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $107.2 million of short-term borrowings from brokers.
The subordinated notes represent three $25.0 million notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The $25.0 million notes require annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The first $5.0 million payment is due in the fourth quarter of 2008. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to LIBOR plus 130 basis points.

(8) Junior Subordinated Debentures
As of March 31, 2008, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, the junior subordinated debentures, which include the Company’s ownership interest in the common securities of the Trusts, are reflected as “Junior subordinated debentures” and the common securities are included in available-for-sale securities in the Company’s Consolidated Statements of Condition.
The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2008. The junior subordinated debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

		Junior					Earliest
	Trust Preferred	Subordinated	Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	3/31/08	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	7.51%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	5.50%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	5.30%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	4.75%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	4.15%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,216	L+3.00	6.24%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,223	L+3.00	6.24%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,216	L+3.00	5.70%	05/2004	05/2034	05/2009

Total		$249,621		5.61%

The junior subordinated debentures totaled $249.6 million at March 31, 2008, $249.7 million at December 31, 2007 and $249.8 million at March 31, 2007.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At March 31, 2008, the weighted average contractual interest rate on the junior subordinated debentures was 5.61%. In August 2006, the Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on March 31, 2008, was 7.30%. Distributions on all issues are payable on a quarterly basis.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the junior subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for these instruments but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the junior subordinated debentures and certain other capital elements is limited to 25% of Tier 1 capital elements (including junior subordinated debentures), net of goodwill less any associated deferred tax liability. The amount of junior subordinated debentures and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at March 31, 2008, the Company would still be considered well-capitalized under regulatory capital guidelines.

(9) Segment Information
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The parent and inter-segment eliminations reflect parent company information and inter-segment eliminations. The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the premium finance segment. For purposes of internal segment profitability analysis, management reviews the results of its premium finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.) The following table presents a summary of certain operating information for each reportable segment for the three months ended for the period shown:

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2008	2007	Contribution	Contribution
Net interest income:
Banking	$60,684	$63,589	$(2,905)	(5)%
Premium finance	16,687	14,917	1,770	12
Tricom	856	953	(97)	(10)
Wealth management	4,806	2,998	1,808	60
Parent and inter-segment eliminations	(21,291)	(17,787)	(3,504)	(20)

Total net interest income	$61,742	$64,670	$(2,928)	(5)%

Non-interest income:
Banking	$17,264	$10,062	$7,202	72%
Premium finance	1,141	269	872	N/M
Tricom	714	1,013	(299)	(30)
Wealth management	9,685	9,419	266	3
Parent and inter-segment eliminations	(4,248)	(1,030)	(3,218)	N/M

Total non-interest income	$24,556	$19,733	$4,823	24%

Segment profit (loss):
Banking	$14,557	$16,298	$(1,741)	(11)%
Premium finance	8,390	7,417	973	13
Tricom	142	307	(165)	(54)
Wealth management	2,769	1,543	1,226	79
Parent and inter-segment eliminations	(16,153)	(10,884)	(5,269)	48

Total segment profit	$9,705	$14,681	$(4,976)	(34)%

Segment assets:
Banking	$9,563,882	$9,256,937	$306,945	3%
Premium finance	1,059,573	1,285,489	(225,916)	(18)
Tricom	38,101	51,001	(12,900)	(25)
Wealth management	61,293	57,096	4,197	7
Parent and inter-segment eliminations	(990,383)	(1,235,919)	245,536	(20)

Total segment assets	$9,732,466	$9,414,604	$317,862	3%

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

Interest Rate Swaps
The tables below identify the Company’s interest rate swaps at March 31, 2008 and December 31, 2007, which were entered into in August 2006 to hedge certain LIBOR-based liabilities (dollars in thousands):

	March 31, 2008
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(1,594)	2.70%	5.25%	Cash Flow
September 2011	40,000	(3,179)	2.70%	5.25%	Cash Flow
October 2011	25,000	(1,987)	4.26%	5.26%	Cash Flow
September 2013	50,000	(4,823)	2.80%	5.30%	Cash Flow
September 2013	40,000	(3,864)	2.70%	5.30%	Cash Flow

Total	$175,000	$(15,447)

	December 31, 2007
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(922)	4.83%	5.25%	Cash Flow
September 2011	40,000	(1,847)	4.83%	5.25%	Cash Flow
October 2011	25,000	(1,165)	5.24%	5.26%	Cash Flow
September 2013	50,000	(2,852)	4.99%	5.30%	Cash Flow
September 2013	40,000	(2,281)	4.83%	5.30%	Cash Flow

Total	$175,000	$(9,067)

The fair values reflect unrealized losses of $15.4 million at March 31, 2008 and $9.1 million at December 31, 2007 which were recorded as other liabilities. The change in fair values in the quarter ended March 31, 2008, net of tax, is separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income.
These swaps are designated as cash flow hedges in accordance with SFAS 133. The Company uses the hypothetical derivative method to assess and measure effectiveness. No ineffectiveness was recorded on these swaps in the quarter ended March 31, 2008.
The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. At March 31, 2008, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $39.5 million and the aggregate notional value of mirror-image interest rate swaps with third parties also totaled $39.5 million. These interest rate swaps mature between August 2010 and May 2016. These swaps were reported in the Company’s balance sheet by a derivative asset of $2.8 million and a derivative liability of $2.9 million. At December 31, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $32.6 million and the aggregate notional value of the mirror-image interest rate swaps with third parties also totaled $32.6 million. At December 31, 2007, these swaps were reported in the Company’s balance sheet by a derivative asset of $1.7 million and a derivative liability of $1.6 million. Interest rate swaps executed as part of this program are not reflected in the preceding tables.

Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At March 31, 2008, the Company had approximately $294 million of interest rate lock commitments and $391 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $772,000 and a derivative liability of $760,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $6.8 million and $436,000 in the first quarters of 2008 and 2007, respectively. There were no covered call options outstanding as of March 31, 2008, December 31, 2007 or March 31, 2007.
(11) Fair Values of Assets and Liabilities
Effective January 1, 2008, upon adoption of SFAS 157, the Company began to group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:
•	Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 — inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
A financial instrument’s categorization within the above valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets or liabilities. Following is a description of the valuation methodologies used for the Company’s assets and liabilities measured at fair value on a recurring basis.
Available-for-sale and Trading account securities - Fair values for available-for-sale and trading account securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers.
Mortgage loans held-for-sale – Mortgage loans originated by WestAmerica on or after January 1, 2008 are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Mortgage servicing rights – Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time.
Derivative instruments – The Company’s derivative instruments include interest rate swaps, commitments to fund mortgages for sale into the secondary market (interest rate locks) and forward commitments to end investors for the sale of mortgage loans. Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives are based on changes in mortgage rates from the date of the commitments.
Retained interests from the sale of premium finance receivables – The fair value of retained interests, which include servicing rights and interest only strips, from the sale of premium finance receivables are based on certain observable inputs such as interest rates and credits spreads, as well as unobservable inputs such as prepayments, late payments and estimated net charge-offs.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities (1)	$1,033,031	$—	$837,682	$195,349
Trading account securities	1,185	1,185	—	—
Mortgage loans held-for-sale	86,634	—	86,634	—
Mortgage servicing rights	4,371	—	—	4,371
Derivative assets	3,602	—	3,602	—
Retained interests from the sale of
premium finance receivables	5,703	—	—	5,703

Total	$1,134,526	$1,185	$927,918	$205,423

Derivative liabilities	$19,072	$—	$19,072	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of March 31, 2008 for mortgage loans held-for-sale measured at fair value under SFAS 159 was $85.3 million while the aggregate fair value of mortgage loans held-for-sale was $86.6 million as shown in the above table. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2008.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-	Mortgage
	for-sale	servicing	Retained
(Dollars in thousands)	securities	rights	Interests
Balance at January 1, 2008	$95,514	$4,730	$4,480
Total net gains (losses) included in:
Net income (1)	—	(359)	2,955
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	103,407	—	(1,732)
Net transfers into/(out) of Level 3	(3,572)	—	—

Balance at March 31, 2008	$195,349	$4,371	$5,703

(1)	Losses for mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income while gains for retained interests are recorded as a component of gain on sales of premium finance receivables in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis in the first quarter that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2008.

					Three Months
					Ended
	March 31, 2008				March 31, 2008
					Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Losses Recognized

Mortgage loans held-for-sale	$2,137	$—	$—	$2,137	$(96)
Impaired loans	28,517	—	—	28,517	(2,340)
Investment partnerships	220	—	—	220	(948)

Total	$30,874	$—	$—	$30,874	$(3,384)

The following methods were used to measure the financial assets in the above table at fair value on a nonrecurring basis.
Mortgage loans held-for-sale – Certain mortgage loans held-for sale are carried at the lower of cost or market applied on an aggregate basis by loan type. Fair value is based on either quoted prices for the same or similar loans or values obtained from third parties. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue.
Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. As stated in SFAS 157, impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values are generally used on real estate collateral-dependant impaired loans.
Investment partnerships – The Company owns limited partnership interests in several investment partnerships. These partnerships invest primarily in publicly-traded securities. Fair value of the Company’s partnership interest was based on the Company’s partnership capital account balance, which is reflective of the Company’s proportionate interest in the fair value of the underlying securities as provided by the general partner. Fair value of the underlying securities was determined by the general partner based on quoted market prices. Impairment charges were recorded in the first quarter of 2008 on two of these limited partnership interests and determined based on the difference between the Company’s partnership capital account and its recorded investment.

(12) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2008	Acquired	Losses	2008
Banking	$245,696	$—	$—	$245,696
Premium finance	7,221	(83)	—	7,138
Tricom	8,958	—	—	8,958
Wealth management	14,329	—	—	14,329

Total	$276,204	$(83)	$—	$276,121

The decrease in goodwill in the Premium finance segment in the first three months of 2008 relates to adjustments of prior estimates of fair values associated with the November 2007 acquisition of Broadway.
A summary of finite-lived intangible assets as of March 31, 2008, December 31, 2007 and March 31, 2007 and the expected amortization as of March 31, 2008 is as follows (in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007
Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(2,873)	(2,800)	(2,551)

Net carrying amount	379	452	701

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918	27,918
Accumulated amortization	(11,348)	(10,633)	(7,989)

Net carrying amount	16,570	17,285	19,929

Total other intangible assets, net	$16,949	17,737	20,630

Estimated amortization

Actual in 3 months ended March 31, 2008	$788
Estimated remaining in 2008	2,341
Estimated – 2009	2,717
Estimated – 2010	2,381
Estimated – 2011	2,253
Estimated – 2012	2,251
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $788,000 and $969,000 for the three months ended March 31, 2008 and 2007, respectively.

(13) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The Plan provides for the issuance of up to 500,000 shares of common stock. All grants made in 2007 and 2008 were made pursuant to the Plan. As of March 31, 2008, 184,883 shares were available for future grant. The Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
The Company typically awards stock-based compensation in the form of stock options and restricted share awards. Stock options typically provide the holder the option to purchase shares of Wintrust’s common stock at the fair market value of the stock on the date the options are granted. Options generally vest ratably over a five-year period and expire at such time as the Compensation Committee determines at the time of grant. The 2007 Plan provides for a maximum term of seven years from the date of grant while the 1997 Plan provided for a maximum term of ten years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant. Holders of the restricted shares are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Compensation cost charged to income for stock options was $1.1 million and $1.4 million in the first quarters of 2008 and 2007, respectively. Compensation cost charged to income for restricted shares was $1.4 million and $1.5 million in the first quarters of 2008 and 2007, respectively.
Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest. As a result, recognized compensation expense for stock options and restricted share awards was reduced for estimated forfeitures prior to vesting. Forfeitures rates are estimated for each type of award based on historical forfeiture experience. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.
Stock-based compensation cost is measured as the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date. The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected term of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Expected dividend yield	1.1%	0.7%
Expected volatility	32.3%	25.5%
Risk-free rate	3.3%	4.7%
Expected option life (in years)	6.7	7.0

A summary of stock option activity under the Plans for the three months ended March 31, 2008 and March 31, 2007 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	53,450	31.81
Exercised	(61,908)	15.02
Forfeited or canceled	(8,820)	49.95

Outstanding at March 31, 2008	2,487,903	$35.13	5.1	$18,707

Exercisable at March 31, 2008	1,816,032	$30.61	4.5	$18,415

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	8,500	46.51
Exercised	(44,847)	16.83
Forfeited or canceled	(7,310)	44.72

Outstanding at March 31, 2007	2,742,407	$33.29	5.6	$39,280

Exercisable at March 31, 2007	1,887,381	$25.65	4.6	$38,474

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2008 and 2007 was $10.95 and $16.57, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, was $1.1 million and $1.3 million, respectively.
A summary of restricted share award activity under the Plans for the three months ended March 31, 2008 and March 31, 2007, is presented below:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	308,627	$48.16	335,904	$51.78
Granted	36,054	31.07	27,301	45.52
Vested (shares issued)	(43,628)	48.94	(82,505)	52.42
Forfeited	(2,474)	34.85	(2,600)	47.94

Outstanding at March 31	298,579	$46.07	278,100	$51.01

As of March 31, 2008, there was $17.9 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(14) Earnings Per Share
The following table shows the computation of basic and diluted EPS for the periods indicated:

			For the Three Months
			Ended March 31,
(In thousands, except per share data)			2008	2007

Net income	(A	)	$9,705	$14,681

Average common shares outstanding	(B	)	23,518	25,029
Dilutive common shares			582	817

Average common shares and dilutive common shares	(C	)	24,100	25,846

Net income per common share:
Basic	(A/B	)	$0.41	$0.59

Diluted	(A/C	)	$0.40	$0.57

The dilutive common shares outstanding result from stock options, restricted stock unit awards, stock warrants, and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, all being treated as if they had been either exercised or issued, computed by application of the treasury stock method.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of March 31, 2008, compared with December 31, 2007, and March 31, 2007, and the results of operations for the three month periods ended March 31, 2008 and 2007 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of March 31, 2008, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 78 locations. The Company developed its banking franchise through the de novo organization of nine banks (54 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 24 locations. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From the Company’s experience, it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005
Old Plank Trail Bank	De novo	March, 2006
St. Charles Bank (formerly Hinsbrook Bank; organized 1987)	Acquired	May, 2006

Following is a summary of the activity related to the expansion of the Company’s banking franchise since March 31, 2007:
2008 Banking Expansion Activity
•	New branch locations:
➢	Deerfield, Illinois – a branch of Northbrook Bank
2007 Banking Expansion Activity
•	New branch locations:
➢	Hoffman Estates, Illinois – a branch of Barrington Bank

➢	Hartland, Wisconsin – a new main bank facility of Town Bank

➢	Bloomingdale, Illinois – a branch of Advantage Bank

➢	Island Lake, Illinois – a branch of Libertyville Bank
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
Specialty Lending
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. However, excess FIFC originations over the capacity to retain such loans within the Banks’ loan portfolios may be sold to unrelated third parties with servicing retained.
Additionally, in 2007, FIFC began to make loans to irrevocable life insurance trusts to purchase life insurance policies for high net-worth individuals. The loans are originated through independent insurance agents or financial advisors and legal counsel. The life insurance policy is the primary collateral on the loan and, in most cases, the loans are also secured by a letter of credit.
On November 1, 2007, the Company acquired Broadway Premium Funding Corporation (“Broadway”). Broadway is a commercial finance company that specializes in financing insurance premiums for corporate entities. Its products are marketed through insurance agents and brokers to their small to mid-size corporate clients. Broadway is headquartered in the state of New York and services clients primarily in the northeastern United States and California. Broadway is a subsidiary of FIFC.
FIFC and Broadway originated approximately $740 million in loan (premium finance receivables) volume in the first quarter of 2008, while FIFC originated $785 million in the first three months of 2007. FIFC and Broadway, since the date of acquisition, originated approximately $3.1 billion in loan volume in the calendar year 2007. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States.

SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) engages primarily in the origination and purchase of residential mortgages for sale into the secondary market. WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”) provides the document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in ten states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WestAmerica and the Banks to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be purchased by the Banks for their loan portfolios resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base.
Tricom Inc. (“Tricom”) is a company that has been in business since 1989 and specializes in providing high-yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. Tricom mitigates this risk by employing lockboxes and other cash management techniques to protect its interests. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services.
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
Wealth Management
Wayne Hummer Investments LLC (“WHI”), a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual and institutional investors throughout the country, primarily in the Midwest. In addition, WHI provides a full range of investment services to clients through a network of relationships with unaffiliated community-based financial institutions located primarily in Illinois. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin and has branch locations in a majority of the Company’s Banks.
Wayne Hummer Asset Management (“WHAMC”), a registered investment advisor, is the investment advisory affiliate of WHI. WHAMC provides money management, financial planning and investment advisory services to individuals and institutional, municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans.
Wayne Hummer Trust Company (“WHTC”) was formed to offer trust and investment management services to all communities served by the Banks. In addition to offering trust services to existing bank customers at each of the Banks, WHTC targets small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. Services offered by WHTC typically include traditional trust products and services, as well as investment management services.

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
WHTC	$968,330	$1,009,587	$863,021
WHAMC (1)	446,142	522,893	543,944
WHAMC’s proprietary mutual fund	13,115	18,015	21,948
WHI — brokerage assets in custody	5,200,000	5,600,000	5,400,000

(1)	Excludes the proprietary mutual fund managed by WHAMC
The lower level in assets under administration and/or management in the first quarter of 2008 was primarily due to a rapid decline in the broad markets during the quarter.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2008, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	March 31, 2008	March 31, 2007	Change
Net income	$9,705	$14,681	(34)%
Net income per common share – Diluted	0.40	0.57	(30)

Net revenue (1)	86,298	84,403	2
Net interest income	61,742	64,670	(5)

Net interest margin (6)	2.98%	3.10%	(12	)bp
Core net interest margin (2) (6)	3.26	3.34	(8)
Net overhead ratio (3)	1.64	1.72	(8)
Efficiency ratio (4) (6)	71.11	70.30	81
Return on average assets	0.42	0.63	(21)
Return on average equity	5.25	7.94	(269)

At end of period
Total assets	$9,732,466	$9,414,604	3%
Total loans, net of unearned income	6,874,916	6,545,906	5
Total deposits	7,483,582	7,666,803	(2)
Junior subordinated debentures	249,621	249,787	—
Total shareholders’ equity	753,293	729,741	3

Book value per common share	31.97	30.09	6
Market price per common share	34.95	44.61	(22)

Allowance for credit losses to total loans (5)	0.79%	0.72%	7	bp
Non-performing assets to total assets	0.94	0.34	60

(1)	Net revenue is net interest income plus non-interest income.

(2)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s junior subordinated debentures and the interest expense incurred to fund common stock repurchases.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

(A) Interest income (GAAP)	$136,176	$152,307
Taxable-equivalent adjustment:
– Loans	200	130
– Liquidity management assets	511	493
– Other earning assets	13	1

Interest income — FTE	$136,900	$152,931
(B) Interest expense (GAAP)	74,434	87,637

Net interest income — FTE	$62,466	$65,294

(C) Net interest income (GAAP) (A minus B)	$61,742	$64,670
Net interest income — FTE	$62,466	$65,294
Add: Interest expense on junior subordinated debentures and interest cost incurred for common stock repurchases(1)	5,823	5,073

Core net interest income — FTE (2)	$68,289	$70,367

(D) Net interest margin (GAAP)	2.95%	3.06%
Net interest margin — FTE	2.98%	3.10%
Core net interest margin — FTE (2)	3.26%	3.34%

(E) Efficiency ratio (GAAP)	71.70%	70.82%
Efficiency ratio — FTE	71.11%	70.30%

(1)	Interest expense from the junior subordinated debentures is net of the interest income on the Common Securities of the Trusts owned by the Company and included in interest income. Interest cost incurred for common stock repurchases is estimated using current period average rates on certain debt obligations.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies inherently have greater complexity and greater reliance on the use of estimates, assumptions and judgments than other accounting policies, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management currently views critical accounting policies to include the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, the valuation of the retained interest in the premium finance receivables sold, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and the accounting for income taxes as the areas that are most complex and require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 28 of the Company’s 2007 Annual Report.
Net Income
Net income for the quarter ended March 31, 2008 totaled $9.7 million, a decrease of $5.0 million, or 34%, compared to the $14.7 million recorded in the first quarter of 2007. As compared to the $15.6 million recorded in the fourth quarter of 2007, net income decreased $5.9 million or 38%. On a per share basis, net income for the first quarter of 2008 totaled $0.40 per diluted common share, a decrease of $0.17 per share, or 30%, as compared to the 2007 first quarter total of $0.57 per diluted common share. Compared to the fourth quarter of 2007, net income per diluted share in the first quarter of 2008 decreased by $0.25, or 38%.
Significant items affecting the first quarter of 2008 results include margin compression resulting from the Federal Reserves Board’s 200 basis point rate drop during the first quarter of 2008, other-than-temporary impairment charges primarily associated with corporate debt investments, and an increase in provision for credit losses to cover additional loan losses and to raise the overall level of reserves, offset by a higher level of covered call option income and gains on premium finance receivables sold. The return on average equity for the first quarter of 2008 was 5.25%, compared to 7.94% for the prior year first quarter and 8.56% for the fourth quarter of 2007.

Net Interest Income
Net interest income, which represents the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for the Company. Interest rate fluctuations and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period.
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2008 as compared to the first quarter of 2007 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008			March 31, 2007
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,391,400	$17,346	5.01%	$1,913,693	$24,469	5.19%
Other earning assets (2) (3)(8)	26,403	401	6.10	25,392	467	7.47
Loans, net of unearned income (2) (4) (8)	7,012,642	119,153	6.83	6,619,361	127,995	7.84

Total earning assets (8)	$8,430,445	$136,900	6.53%	$8,558,446	$152,931	7.25%

Allowance for loan losses	(51,364)			(47,514)
Cash and due from banks	124,745			131,699
Other assets	869,713			811,144

Total assets	$9,373,539			$9,453,775

Interest-bearing deposits	$6,747,980	$61,430	3.66%	$7,081,407	$75,890	4.35%
Federal Home Loan Bank advances	426,911	4,556	4.29	385,904	4,129	4.34
Notes payable and other borrowings	332,019	2,770	3.36	184,313	1,728	3.80
Subordinated notes	75,000	1,087	5.73	75,000	1,295	6.91
Junior subordinated debentures	249,635	4,591	7.28	249,801	4,595	7.36

Total interest-bearing liabilities	$7,831,545	$74,434	3.82%	$7,976,425	$87,637	4.45%

Non-interest bearing deposits	642,917			644,543
Other liabilities	155,080			83,215
Equity	743,997			749,592

Total liabilities and shareholders’ equity	$9,373,539			$9,453,775

Interest rate spread (5) (8)			2.71%			2.80%
Net free funds/contribution (6)	$598,900		0.27	$582,021		0.30

Net interest income/Net interest margin (8)		$62,466	2.98%		$65,294	3.10%

Core net interest margin (7) (8)			3.26%			3.34%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2008 and 2007 were $724,000 and $624,000, respectively.

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

Quarter Ended March 31, 2008 compared to the Quarter Ended March 31, 2007
Tax-equivalent net interest income for the quarter ended March 31, 2008 totaled $62.5 million, a decrease of $2.8 million, or 4%, as compared to the $65.3 million recorded in the same quarter of 2007.
For the first quarter of 2008, the net interest margin was 2.98%, down 12 basis points when compared to the net interest margin of 3.10% in the same quarter of 2007. The core net interest margin, which excludes the net interest expense related to the Company’s junior subordinated debentures and the interest expense attributable to funding common stock repurchases, was 3.26% for the first quarter of 2008 compared to 3.34% for the first quarter of 2007.
The yield on total earning assets was 6.53% for the first quarter of 2008 and 7.25% in the first quarter of 2007. The first quarter 2008 yield on loans was 6.83%, a 101 basis point decrease when compared to the prior year first quarter yield of 7.84%. The average loan-to-deposit ratio increased to 95% in 2008 compared to the 86% in same quarter of 2007 as a result of strong commercial and commercial real estate loan growth combined with a reduction in the retail deposit base as the Company worked to reduce levels of higher rate certificates of deposits. In the fourth quarter of 2007 the Company reinstated its program of selling premium finance receivables as the average loan-to-deposit ratio was above the target of 85% to 90%. By selling $114.8 million of premium finance receivables at the end of the first quarter of 2008, the period-end loan-to-deposit ratio as of March 31, 2008 declined to 92%. The liquidity management assets yield in the first quarter of 2008 was 5.01% compared to 5.19% in the first quarter of 2007. The decline in the balance of liquidity management assets is attributed to the ongoing effort to manage liquidity and for asset liability management purposes.
The rate paid on interest-bearing liabilities was 3.82% in the first quarter of 2008 and 4.45% in the first quarter of 2007. The interest-bearing deposit rate in the first quarter of 2008 declined 69 basis points to 3.66% from a rate of 4.35% in the same quarter in 2007. Progress was made in the first quarter of 2008 in shifting the mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.79% in the first quarter of 2008 compared to 5.29% in the first quarter of 2007. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage its interest rate risk position and for general corporate purposes.
The lower levels of net interest income and net interest margin in the first quarter of 2008 were caused by margin compression and lower levels of average earnings assets. Interest rate compression occurred as the Federal Reserve quickly lowered rates preventing large portions of NOW, savings and money market accounts from repricing at the same magnitude as variable rate earning assets. Disciplined retail deposit pricing and the repricing of maturing retail certificates of deposit at lower rates coupled with widening credit spreads on new loan volumes is expected to lessen the impact of the compression of the net interest margin.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2008 as compared to the fourth quarter of 2007 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008			December 31, 2007
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,391,400	$17,346	5.01%	$1,552,675	$20,158	5.15%
Other earning assets (2) (3)(8)	26,403	401	6.10	23,875	427	7.09
Loans, net of unearned income (2) (4) (8)	7,012,642	119,153	6.83	6,985,850	132,096	7.50

Total earning assets (8)	$8,430,445	$136,900	6.53%	$8,562,400	$152,681	7.07%

Allowance for loan losses	(51,364)			(50,190)
Cash and due from banks	124,745			131,240
Other assets	869,713			853,661

Total assets	$9,373,539			$9,497,111

Interest-bearing deposits	$6,747,980	$61,430	3.66%	$6,845,466	$70,965	4.11%
Federal Home Loan Bank advances	426,911	4,556	4.29	411,480	4,550	4.39
Notes payable and other borrowings	332,019	2,770	3.36	433,983	4,783	4.37
Subordinated notes	75,000	1,087	5.73	75,000	1,308	6.82
Junior subordinated debentures	249,635	4,591	7.28	249,677	4,673	7.32

Total interest-bearing liabilities	$7,831,545	$74,434	3.82%	$8,015,606	$86,279	4.27%

Non-interest bearing deposits	642,917			657,029
Other liabilities	155,080			99,331
Equity	743,997			725,145

Total liabilities and shareholders’ equity	$9,373,539			$9,497,111

Interest rate spread (5) (8)			2.71%			2.80%
Net free funds/contribution (6)	$598,900		0.27	$546,794		0.28

Net interest income/Net interest margin (8)		$62,466	2.98%		$66,402	3.08%

Core net interest margin (7) (8)			3.26%			3.37%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2008 was $724,000 and for the three months ended December 31, 2007 was $964,000.

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
Quarter Ended March 31, 2008 compared to the Quarter Ended December 31, 2007
Tax-equivalent net interest income for the quarter ended March 31, 2008 totaled $62.5 million, a decrease of $3.9 million, or 6%, as compared to the $66.4 million recorded in the fourth quarter of 2007.
For the first quarter of 2008, the net interest margin was 2.98%, down 10 basis points when compared to the fourth quarter of 2007. The core net interest margin, which excludes the net interest expense related to the Company’s junior subordinated debentures and the interest expense related to the repurchases of common stock, was 3.26% for the first quarter of 2008 and 3.37% for the fourth quarter of 2007.

The yield on total earning assets for the first quarter of 2008 was 6.53% as compared to the 7.07% in the fourth quarter of 2007. The first quarter of 2008 yield on loans was 6.83%, a 67 basis point decrease when compared to the fourth quarter 2007 yield of 7.50%. The average loan-to-deposit ratio increased to 95% compared to 93% in the fourth quarter of 2007 as a result of strong commercial and commercial real estate loan growth combined with a reduction in the retail deposit base as the Company worked to reduce levels of higher rate certificates of deposits. In the fourth quarter of 2007 the Company reinstated its program of selling premium finance receivables as the average loan-to-deposit ratio was above the target of 85% to 90%. The liquidity management assets yield in the first quarter of 2008 was 5.01% compared to 5.15% in the fourth quarter of 2007. The decline in the balance of liquidity management assets is attributed to the ongoing effort to manage liquidity and for asset liability management purposes.
The rate paid on interest-bearing liabilities decreased to 3.82% in the first quarter of 2008 as compared to 4.27% in the fourth quarter of 2007. The cost of interest-bearing deposits decreased in the first quarter of 2008 to 3.66% compared to 4.11% in the fourth quarter of 2007. The average balance of retail certificates of deposits declined $187 million while the average balance of savings, NOW, money market and wealth management deposits increased $123 million compared to the fourth quarter of 2007. Progress was made in the first quarter of 2008 in shifting mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.79% in the first quarter of 2008 compared to 5.16% in the fourth quarter of 2007. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage its interest rate risk position and for general corporate purposes.
The lower levels of net interest income and net interest margin in the first quarter of 2008 compared to the fourth quarter of 2007 were caused by margin compression and lower levels of average earnings assets. Interest rate compression occurred as the Federal Reserve quickly lowered rates preventing large portions of NOW, savings and money market accounts from repricing at the same magnitude as variable rate earning assets. The interest rates on a majority of those balances declined by only a small portion of the 200 basis point decrease enacted by the Federal Reserve during the first quarter of 2008. Continued disciplined retail deposit pricing and the repricing of maturing retail certificates of deposit at lower rates coupled with widening credit spreads on new loan volumes is expected to lessen the impact of the compression of the net interest margin.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended March 31, 2008 and March 31, 2007 and the three-month periods ended March 31, 2008 and December 31, 2007. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	First Quarter	First Quarter
	of 2008	of 2008
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2007	of 2007
Tax-equivalent net interest income for comparative period	$65,294	$66,402
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,929	572
Change due to interest rate fluctuations (rate)	(5,475)	(3,779)
Change due to number of days in each period	718	(729)

Tax-equivalent net interest income for the period ended March 31, 2008	$62,466	$62,466

Non-interest Income
For the first quarter of 2008, non-interest income totaled $24.6 million and increased $4.8 million, or 24%, compared to the first quarter of 2007. The increase was primarily attributable to a higher level of fees from covered call options and gain on sales of premium finance receivables, partially offset by a $2.8 million non-cash other-than-temporary impairment charge on certain corporate debt investment securities and investment partnerships.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2008	2007	Change	Change
Brokerage	$5,038	$5,071	$(33)	(1)
Trust and asset management	2,827	2,548	279	11

Total wealth management	7,865	7,619	246	3

Mortgage banking	6,096	5,463	633	12
Service charges on deposit accounts	2,373	1,888	485	26
Gain on sales of premium finance receivables	1,141	269	872	N/M
Administrative services	713	1,013	(300)	(30)
(Losses) gains on available-for-sale securities, net	(1,333)	47	(1,380)	N/M
Other:
Fees from covered call options	6,780	436	6,344	N/M
Bank Owned Life Insurance	613	809	(196)	(24)
Miscellaneous	308	2,189	(1,881)	(86)

Total other	7,701	3,434	4,267	N/M

Total non-interest income	$24,556	$19,733	$4,823	24

N/M = Not Meaningful
Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WHAMC. Wealth management totaled $7.9 million in the first quarter of 2008, an increase of $246,000, or 3%, from the $7.6 million recorded in the first quarter of 2007. Declines in most major market indices in the first quarter of 2008 impacted the revenue from the fee based managed asset portfolios. The Company anticipates continued growth of the wealth management platform throughout its banking locations.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended March 31, 2008, this revenue source totaled $6.1 million, an increase of $633,000, or 12%, when compared to the first quarter of 2007. In the first quarter of 2008, the Company recognized revenue related to fair value adjustments on new mortgage loans originated by WestAmerica. See Note 2 of the Financial Statements presented under Item 1 of this report for a discussion of the Company’s adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” However, the Company also recognized higher valuation adjustments (additional expense) on mortgage servicing rights in the first quarter of 2008 as a result of the current interest rate environment. Future growth of mortgage banking is impacted by the interest rate environment and will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing depressed residential real-estate environment may continue to hamper mortgage banking production growth.
Service charges on deposit accounts totaled $2.4 million for the first quarter of 2008, an increase of $485,000, or 26%, when compared to the same quarter of 2007. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to unrelated third parties. In the first quarter of 2008, 84% of the receivables originated by FIFC were purchased by the Banks to more fully utilize their lending capacity. However, from the third quarter of 2006 to the third quarter of 2007, all of the receivables originated by FIFC were purchased by the Banks. In the fourth quarter of 2007, due to the Company’s average loan-to-average deposit ratio being consistently above the target of 85% to 90%, the Company reinstated its program of selling premium finance receivables, with servicing retained, to unrelated third parties. Having a program in place to sell premium finance receivables to third parties allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue.
In the first quarter of 2008, the Company sold $114.8 million of premium finance receivables to unrelated third parties and recognized gains of $1.1 million. In the first quarter of 2007, the Company did not sell premium finance receivables to unrelated third parties but did recognize gains of $269,000 related to clean up calls and excess cash flows on loans previously sold. Recognized gains related to sales activity are significantly influenced by the spread between the yield on the loans sold and the rate passed on to the purchaser. The yield on loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This interest rate spread averaged 5.09% in the first quarter of 2008.
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
At March 31, 2008 and 2007, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled $247.7 million and $3.7 million, respectively. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At March 31, 2008 and 2007, the recourse obligation carried in other liabilities was approximately $263,000 and $52,000, respectively.
Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first three months of 2008 for premium finance receivables sold and serviced for others, totaled $5,400. At March 31, 2008, non-performing loans related to this sold portfolio were approximately $1.4 million of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
The administrative services revenue contributed by Tricom added $713,000 to total non-interest income in the first quarter of 2008 and $1.0 million in the first quarter of 2007. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. Tricom’s revenue source continues to be hampered by competitive pricing and current economic conditions.
The Company recognized $1.3 million of losses on available-for-sale securities in the first quarter of 2008 compared to gains of $47,000 in the prior year quarter. In the first quarter of 2008, the Company recognized $1.9 million of non-cash other-than-temporary impairment charges on certain corporate debt investment securities which were partially offset by gains on sales of securities. See Note 4 of the Financial Statements presented under Item 1 of this report for details of other-than-temporary impairment charges.
Fees from covered call option transactions were $6.8 million in the first quarter of 2008 compared to $436,000 in the first quarter of 2007. The interest rate environment for the first three months of 2008 has been conducive to entering into a significantly higher level of covered call option transactions than in the first quarter of 2007. During the first quarter of 2008, call option contracts were written against $853 million of underlying securities compared to $90 million in the first three months of 2007. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at March 31, 2008, December 31, 2007 or March 31, 2007.
Bank Owned Life Insurance (“BOLI”) income totaled $613,000 in the first quarter of 2008 and $809,000 in the same period of 2007. The Company originally purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and later in connection with certain deferred compensation arrangements. As of March 31, 2008, the Company’s recorded investment in BOLI was $85.3 million and is included in other assets.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $308,000 in the first quarter of 2008 compared to $2.2 million in the first quarter of 2007. The lower miscellaneous other non-interest income in 2008 is primarily the result of the Company recording a $948,000 non-cash other-than-temporary impairment charge on certain investment partnerships.
Non-interest Expense
Non-interest expense for the first quarter of 2008 totaled $62.8 million and increased approximately $3.1 million, or 5%, from the first quarter 2007 total of $59.7 million. The Company added five locations in the past 12 months that added to all categories of non-interest expense. Salary and employee benefits, equipment, occupancy and marketing are directly impacted by the addition of new locations.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2008	2007	Change	Change
Salaries and employee benefits	$36,672	$35,917	$755	2
Equipment	3,926	3,590	336	9
Occupancy, net	5,867	5,435	432	8
Data processing	2,798	2,476	322	13
Advertising and marketing	999	1,078	(79)	(7)
Professional fees	2,068	1,603	465	29
Amortization of other intangible assets	788	969	(181)	(19)
Other:
Commissions – 3rd party brokers	985	1,026	(41)	(4)
Postage	986	845	141	17
Stationery and supplies	742	771	(29)	(4)
FDIC Insurance	1,286	604	682	N/M
Miscellaneous	5,716	5,430	286	5

Total other	9,715	8,676	1,039	12

Total non-interest expense	$62,833	$59,744	$3,089	5

N/M = Not Meaningful

Salaries and employee benefits comprised 58% and 60% of total non-interest expense in the first quarter of 2008 and 2007, respectively. Salaries and employee benefits expense increased $755,000 in the first quarter of 2008 compared to the first quarter of 2007 primarily from increases in base compensation and Company-sponsored health and dental insurance premiums.
The combined equipment and occupancy expense for the first quarter of 2008 was $9.8 million, an increase of $768,000, or 9%, compared to the same period of 2007. These expenses increased primarily as a result of the additional banking locations from the Company’s continued expansion of its banking franchise.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. The $465,000 increase in the first quarter of 2008 compared to the same period of 2007 is primarily a result of increased legal costs related to non-performing loans.
FDIC insurance totaled $1.3 million in the first quarter of 2008 compared to $604,000 in the first quarter of 2007. The significant increase in 2008 is a result of a higher rate structure imposed on all financial institutions beginning in 2007. The Banks, like most banks, received credits for overcharges by the FDIC in past years, effectively reducing their premiums. While most of the Banks received and used these credits during the first two quarters of 2007, the total amount of credits received by the Company was less than other bank holding companies since most of the Banks are de novo operations that started in the last 16 years.
Miscellaneous expense includes expenses such as ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions.
Income Taxes
The Company recorded income tax expense of $5.2 million for the three months ended March 31, 2008 compared to $8.2 million for the same period of 2007. The effective tax rate was 34.9% and 35.8% in the first quarter of 2008 and 2007, respectively. The lower effective tax rate in the 2008 quarterly period as compared to the same period in 2007 is primarily due to lower levels of pre-tax income in the 2008 period coupled with increased amounts of tax-advantaged income in the 2008 period.

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
The banking segment’s net interest income for the quarter ended March 31, 2008 totaled $60.7 million as compared to $63.6 million for the same period in 2007, a decrease of $2.9 million, or 5%. This decrease primarily resulted from margin compression as certain variable rate retail deposit rates were unable to decline at the same magnitude as variable rate earning assets. The banking segment’s non-interest income totaled $17.3 million in the first quarter of 2008, an increase of $7.2 million, or 72%, when compared to the first quarter of 2007 total of $10.1 million. The increase was primarily attributable to fees from covered call options partially offset by non-cash other-than-temporary impairment charges on certain corporate debt investment securities. The banking segment’s net income for the quarter ended March 31, 2008 totaled $14.6 million, a decrease of $1.7 million, or 11%, as compared to the first quarter of 2007 total of $16.3 million.
Net interest income for the premium finance segment totaled $16.7 million for the quarter ended March 31, 2008, an increase of $1.8 million, or 12%, compared to the $14.9 million in the same period in 2007. In November 2007, the Company completed the acquisition of Broadway Premium Funding Corporation which is now included in premium finance segment since the date of acquisition. The premium finance segment’s non-interest income totaled $1.1 million and $269,000 for the quarters ended March 31, 2008 and 2007, respectively. This increase is due to gains recognized from the sale of premium finance receivables to unrelated third party financial institutions in the first quarter of 2008. There were no sales of premium finance receivables to unrelated third party financial institutions in the first quarter of 2007. Net after-tax profit of the premium finance segment totaled $8.4 million and $7.4 million for the quarters ended March 31, 2008 and 2007, respectively.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $856,000 in the first quarter of 2008 and $953,000 in the first quarter of 2007. Non-interest income for the first quarter of 2008 was $714,000 compared to $1.0 million in the first quarter of 2007. Revenue trends at Tricom reflect the general staffing trends of the economy and the entrance of new competitors in most market places served by Tricom. The segment’s net income was $142,000 in the first quarter of 2007 compared to $307,000 in the prior year quarter.
The wealth management segment reported net interest income of $4.8 million for the first quarter of 2008 compared to $3.0 million in the same quarter of 2007. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $4.5 million ($2.8 million after tax) in the first quarter of 2008 compared to $2.7 million ($1.7 million after tax) in the first quarter of 2007. The increase in net interest income was primarily a result of the growth in average wealth management deposits. This segment recorded non-interest income of $9.7 million for the first quarter of 2008 compared to $9.4 million for the first quarter of 2007. The wealth management segment’s net income totaled $2.8 million for the first quarter of 2008 compared to a net income of $1.5 million for the first quarter of 2007.

FINANCIAL CONDITION
Total assets were $9.7 billion at March 31, 2008, representing an increase of $317.9 million, or 3% when compared to the $9.4 billion at March 31, 2007. The increase in total assets included approximately $251.0 million of securities purchased during the first quarter of 2008 that settled in the second quarter of 2008. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $8.6 billion at March 31, 2008 and 2007. See Notes 4-8 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,469,377	53%	$4,312,529	50%	$4,058,140	47%
Home equity	686,681	8	664,992	8	655,770	8
Residential real estate (1)	329,220	4	328,040	4	320,367	4
Premium finance receivables	1,127,110	13	1,256,230	15	1,204,856	14
Indirect consumer loans	237,519	3	247,712	3	247,397	3
Tricom finance receivables	24,749	—	31,827	—	37,451	1
Other loans	137,986	2	144,520	2	95,380	1

Total loans, net of unearned income	$7,012,642	83%	$6,985,850	82%	$6,619,361	78%
Liquidity management assets (2)	1,391,400	17	1,552,675	18	1,913,693	22
Other earning assets (3)	26,403	—	23,875	—	25,392	—

Total average earning assets	$8,430,445	100%	$8,562,400	100%	$8,558,446	100%

Total average assets	$9,373,539		$9,497,111		$9,453,775

Total average earning assets to total average assets		90%		90%		91%

(1)	Residential real estate loans include mortgage loans held-for-sale.
(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the first quarter of 2008 decreased $128.0 million, or 1%, to $8.4 billion, compared to the first quarter of 2007 and $132.0 million, or 6% on an annualized basis, compared to the fourth quarter of 2007. The ratio of total average earning assets as a percent of total average assets at March 31, 2008 was relatively unchanged from the prior quarter and the first quarter of 2007.
Total average loans during the first quarter of 2008 increased $393.3 million, or 6%, over the previous year first quarter. The increase in average loans in the first quarter of 2008 compared to the average balances in the first quarter of 2007 was primarily funded by proceeds from maturing liquidity management assets. Commercial and commercial real estate loans, the largest loan category, represented the majority of the increase in loan balances as the Company increased its business development efforts in this area. Partially offsetting this increase were lower average premium finance receivables which resulted from the Company’s decision in the fourth quarter of 2007 to reinstate its program of selling premium finance receivables to unrelated third parties. The Company sold $114.8 million of premium finance receivables in the first quarter of 2008 while there were no sales in the same quarter of 2007. Average total loans increased $26.8 million, or 2% on an annualized basis, over the average balance in the fourth quarter of 2007. The slower growth of loans from the fourth quarter of 2007 compared to the growth from the prior year first quarter is the result from the Company’s response to the current lending environment surrounding pricing and credit terms.

Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on deposit inflows and outflows, the level of other funding sources and loan demand. Total average liquidity management assets for the first quarter of 2008 decreased $522.3 million, or 27%, and $161.3 million, or 42% (annualized), compared to the first quarter of 2007 and the fourth quarter of 2007, respectively. The decreases are primarily related to exercised covered call options written on certain available-for-sale securities. As a result of the current interest rate environment and the Company’s balance sheet strategy, not all maturities were replaced with new purchases. Proceeds from reduction in liquidity management assets were used to fund loan growth as well as deposit outflows. The Company has put in place a deposit pricing strategy which has resulted in a gradual shift away from dependence upon retail certificates of deposit. This strategy has limited overall deposit growth and contributed to an increase in the average loan-to-deposit ratio.
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
Deposits
Total deposits at March 31, 2008, were $7.5 billion and decreased $183.2 million, or 2%, compared to total deposits at March 31, 2007 and were relatively unchanged since the prior year end. See Note 6 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$642,917	9%	$657,029	9%	$644,543	8%
NOW accounts	977,905	13	994,810	13	848,303	11
Wealth management deposits	642,126	9	580,533	8	532,494	7
Money market accounts	753,399	10	686,901	9	699,018	9
Savings accounts	307,091	4	295,415	4	307,472	4
Time certificates of deposit	4,067,459	55	4,287,807	57	4,694,120	61

Total average deposits	$7,390,897	100%	$7,502,495	100%	$7,725,950	100%

Total average deposits for the first quarter of 2008 were $7.4 billion, a decrease of $335.1 million, or 4%, from the first quarter of 2007. Total average deposits for the first quarter of 2008 decreased $111.6 million, or 6% on an annualized basis, from the fourth quarter of 2007. These decreases result from the Company placing a lower level of reliance on customer accounts with only time certificates of deposit. Total time certificates of deposit represented 55% of total average deposits in the first quarter of 2008, compared to 57% in the fourth quarter of 2007 and 61% in the first quarter of 2007.

Wealth management deposits represent FDIC-insured deposits (primarily money market accounts) at the Banks from customers of the Company’s wealth management subsidiaries. Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the Banks as well as other investments suitable for banks.
Other Funding Sources
Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities, as well as the retention of earnings, the Company uses several other funding sources to support its growth. These sources include short-term borrowings, notes payable, Federal Home Loan Bank advances, subordinated debt and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.1 billion in the first quarter of 2008, an increase of $188.5 million compared to the first quarter of 2007 average balance of $895.0 million.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Notes payable	$63,155	$64,442	$30,550
Federal Home Loan Bank advances	426,911	411,480	385,904
Other borrowings:
Federal funds purchased	7,994	113,434	686
Securities sold under repurchase agreements and other	260,870	256,107	153,077

Total other borrowings	268,864	369,541	153,763

Subordinated notes	75,000	75,000	75,000
Junior subordinated debentures	249,635	249,677	249,801

Total other funding sources	$1,083,565	$1,170,140	$895,018

Notes payable balances represent the balances on a credit agreement with an unaffiliated bank. This credit facility is available for corporate purposes such as to provide capital to fund growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters.
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
The Company borrowed $75.0 million under three separate $25 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years with final maturity dates in 2012, 2013 and 2015. The first $5.0 million payment is due in the fourth quarter of 2008. These notes qualify as Tier II regulatory capital.

Junior subordinated debentures were issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier I regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2008 as compared to December 31, 2007.
Shareholders’ Equity
Total shareholders’ equity was $753.3 million at March 31, 2008, reflecting an increase of $23.6 million since March 31, 2007 and $13.7 million since the end of 2007. The increase from December 31, 2007, was the result of the retention of approximately $5.5 million of earnings (net income of $9.7 million less dividends of $4.2 million), a $4.2 million decrease in unrealized net losses from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, a $2.6 million increase from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $2.5 million credited to surplus for stock-based compensation costs, partially offset by a $992,000 cumulative effect adjustment to retained earnings from the adoption of a new accounting standard. See Note 2 of the Financial Statements presented under Item 1 of this report for details on new accounting standards.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31,	December 31,	March 31,
	2008	2007	2007
Leverage ratio	7.9%	7.7%	7.7%
Tier 1 capital to risk-weighted assets	8.9	8.7	9.1
Total capital to risk-weighted assets	10.4	10.2	10.7
Total average equity-to-total average assets *	7.9	7.7	7.9

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with an unaffiliated bank and proceeds from the issuance of subordinated debt, junior subordinated debentures and additional equity. Refer to Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for further information on these various funding sources. The issuances of subordinated debt, junior subordinated debentures and additional common stock are the primary forms of regulatory capital that are considered as the Company evaluates its capital position. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
In January 2008, Wintrust declared a semi-annual cash dividend of $0.18 per common share. In January and July 2007, Wintrust declared semi-annual cash dividends of $0.16 per common share. The dividend payout ratio (annualized) was 22.4% for the first three months of 2008 and 13.8% for the first three months of 2007. The Company targets an earnings retention ratio of approximately 85% to 90% to support continued growth.

In July 2006, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s outstanding common stock over 18 months. Through April 2007, the Company repurchased a total of approximately 1.8 million shares at an average price of $45.74 per share under the July 2006 share repurchase plan. In April 2007, the Company’s Board of Directors terminated the July 2006 authorization and authorized the repurchase of up to an additional 1.0 million shares of the Company’s outstanding common stock over 12 months. The Company began to repurchase shares under this authorization in July 2007 and repurchased all 1.0 million shares at an average price of $37.57 per share during the third and fourth quarters of 2007. In January 2008, the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of the Company’s outstanding common stock over the next 12 months. No shares have been repurchased under the January 2008 share repurchase plan.

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	March 31,	March 31,
(Dollars in thousands)	2008	2007
Allowance for loan losses at beginning of period	$50,389	$46,055

Provision for credit losses	8,555	1,807

Charge-offs:
Commercial and commercial real estate loans	3,957	947
Home equity loans	—	51
Residential real estate loans	219	—
Consumer and other loans	69	233
Premium finance receivables	883	525
Indirect consumer loans	258	99
Tricom finance receivables	25	25

Total charge-offs	5,411	1,880

Recoveries:
Commercial and commercial real estate loans	40	343
Home equity loans	—	18
Residential real estate loans	—	—
Consumer and other loans	12	29
Premium finance receivables	128	118
Indirect consumer loans	45	36
Tricom finance receivables	—	—

Total recoveries	225	544

Net charge-offs	(5,186)	(1,336)

Allowance for loan losses at period-end	$53,758	$46,526

Allowance for lending-related commitments at period-end	$493	$457

Allowance for credit losses at period-end	$54,251	$46,983

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.35%	0.06%
Home equity loans	—	0.02
Residential real estate loans	0.27	—
Consumer and other loans	0.16	0.87
Premium finance receivables	0.27	0.14
Indirect consumer loans	0.36	0.10
Tricom finance receivables	0.41	0.27

Total loans, net of unearned income	0.30%	0.08%

Net charge-offs as a percentage of the provision for credit losses	60.62%	73.96%

Loans at period-end	$6,874,916	$6,545,906
Allowance for loan losses as a percentage of loans at period-end	0.78%	0.71%
Allowance for credit losses as a percentage of loans at period-end	0.79%	0.72%

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
The provision for credit losses totaled $8.6 million for the first quarter of 2008 and $1.8 million for the first quarter of 2007. For the quarter ended March 31, 2008, net charge-offs totaled $5.2 million, an increase from the $1.3 million of net charge-offs recorded in the same period of 2007. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.30% in the first quarter of 2008 and 0.08% in the first quarter of 2007.
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

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity (1)	$387	$51	$286
Commercial, consumer and other	8,557	14,742	3,696
Premium finance receivables	8,133	8,703	6,074
Indirect consumer loans	635	517	269
Tricom finance receivables	—	—	—

Total past due greater than 90 days and still accruing	17,712	24,013	10,325

Non-accrual loans:
Residential real estate and home equity (1)	3,655	3,215	3,568
Commercial, consumer and other	51,184	33,267	9,660
Premium finance receivables	13,542	10,725	7,455
Indirect consumer loans	399	560	383
Tricom finance receivables	49	74	299

Total non-accrual	68,829	47,841	21,365

Total non-performing loans:
Residential real estate and home equity (1)	4,042	3,266	3,854
Commercial, consumer and other	59,741	48,009	13,356
Premium finance receivables	21,675	19,428	13,529
Indirect consumer loans	1,034	1,077	652
Tricom finance receivables	49	74	299

Total non-performing loans	86,541	71,854	31,690

Other real estate owned	4,873	3,858	627

Total non-performing assets	$91,414	$75,712	$32,317

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity (1)	0.44%	0.36%	0.45%
Commercial, consumer and other	1.28	1.06	0.32
Premium finance receivables	2.13	1.80	1.10
Indirect consumer loans	0.45	0.45	0.27
Tricom finance receivables	0.21	0.27	0.76

Total non-performing loans	1.26%	1.06%	0.48%

Total non-performing assets as a percentage of total assets	0.94%	0.81%	0.34%

Allowance for loan losses as a percentage of non-performing loans	62.12%	70.13%	146.82%

(1)
Nonaccrual and past due greater than 90 days and still accruing residential mortgage loans held for sale accounted for at lower of cost or market are excluded from the non-performing balances above. These balances totaled $2.1 million as of March 31, 2008, $2.0 million as of December 31, 2007 and $0 as of March 31, 2007.

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $4.0 million as of March 31, 2008 compared to $3.3 million at December 31, 2007 and $3.9 million as of March 31, 2007. The March 31, 2008 non-performing balance is comprised of $2.2 million of residential real estate loans (eight individual credits) and $1.8 million of home equity loans (14 individual credits). The average balance of loans in this category is approximately $184,000. On average, this is less than two non-performing residential real estate and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. Management does not expect any material losses from the resolution of any of the credits in this category.

Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $59.7 million as of March 31, 2008 compared to $48.0 million as of December 31, 2007 and $13.4 million as of March 31, 2007.
The March 31, 2008 non-performing balance of $59.7 million is collateralized by $40.1 million of residential real estate development, $11.1 million of commercial, $5.8 million of commercial real estate, $2.4 million of commercial real estate development and $0.3 million of consumer. The residential real estate development component is comprised of 14 credit relationships with three relationships representing $29.5 million of the total.
Subsequent to March 31, 2008, $1.5 million of loans in this category have been resolved and a letter of intent has been signed to resolve a single credit totaling $10.4 million. Management is pursuing the resolution of all credits in this category. However, given the current state of the residential real estate market, resolution of certain credits could span a lengthy period of time until market conditions stabilize.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Non-performing premium finance receivables	$21,675	$19,428	$13,529
- as a percent of premium finance receivables outstanding	2.13%	1.80%	1.10%
Net charge-offs of premium finance receivables	$755	$517	$407
- annualized as a percent of average premium finance receivables	0.27%	0.16%	0.14%

The level of non-performing premium finance receivables as a percent of total premium finance receivables at March 31, 2008 is higher than the levels reported at March 31, 2007 and at December 31, 2007. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $1.0 million at March 31, 2008, compared to $1.1 million at December 31, 2007 and $652,000 at March 31, 2007. The ratio of these non-performing loans to total indirect consumer loans was 0.45% at March 31, 2008 compared to 0.45% at December 31, 2007 and 0.27% at March 31 2007. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.36% for the quarter ended March 31, 2008 compared to 0.10% in the same period in 2007. The level of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.

Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in identifying Problem Loan Report loans as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated to each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of March 31, 2008, December 31, 2007, and March 31, 2007 totaled $157.6 million, $142.1 million and $104.4 million, respectively. The increase from March 31, 2007 and December 31, 2007 to March 31, 2008 is primarily a result of Problem Loan Report credits in the commercial and commercial real estate category. These loans are performing and, accordingly, Management does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.
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
INFLATION
A banking organization’s assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company’s asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See “Quantitative and Qualitative Disclosures About Market Risks” section of this report for additional information.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” Forward-looking statements and information are not historical facts, are premised on many factors, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed in Item 1A on page 115 of the Company’s 2007 Annual Report. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
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
Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result interest rate fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations. Please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the net interest margin.
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

Standard gap analysis reflects contractual repricing information for assets, liabilities and derivative financial instruments. While the gap position and related ratios illustrated in the following table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time and static in nature. The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions based on contractual repricing and maturities as of March 31, 2008:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$280,408	—	—	—	280,408
Interest-bearing deposits with banks	11,280	—	—	—	11,280
Available-for-sale securities	409,006	88,790	227,683	385,375	1,110,854

Total liquidity management assets	700,694	88,790	227,683	385,375	1,402,542
Loans, net of unearned income (1)	3,803,784	1,507,849	1,485,392	180,215	6,977,240
Other earning assets	23,971	—	—	—	23,971

Total earning assets	4,528,449	1,596,639	1,713,075	565,590	8,403,753
Other non-earning assets	—	—	—	1,328,713	1,328,713

Total assets (RSA)	$4,528,449	1,596,639	1,713,075	1,894,303	9,732,466

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$4,157,496	1,986,516	667,761	1,376	6,813,149
Federal Home Loan Bank advances	71,982	68,000	269,500	25,000	434,482
Notes payable and other borrowings	363,391	—	—	—	363,391
Subordinated notes	75,000	—	—	—	75,000
Junior subordinated debentures	198,074	—	51,547	—	249,621

Total interest-bearing liabilities	4,865,943	2,054,516	988,808	26,376	7,935,643
Demand deposits	—	—	—	670,433	670,433
Other liabilities	—	—	—	373,097	373,097
Shareholders’ equity	—	—	—	753,293	753,293

Effect of derivative financial instruments: (3)
Interest rate swaps (Company pays fixed, receives floating)	(175,000)	—	85,000	90,000	—
Interest rate swap (Company pays floating, receives fixed)	—	—	—	—	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$4,690,943	2,054,516	1,073,808	1,913,199	9,732,466

Repricing gap (RSA — RSL)	$(162,494)	(457,877)	639,267	(18,896)
Cumulative repricing gap	$(162,494)	(620,371)	18,896	—

Cumulative RSA/Cumulative RSL	97%	91%	100%
Cumulative RSA/Total assets	47%	63%	81%
Cumulative RSL/Total assets	48%	69%	80%

Cumulative GAP/Total assets	(2)%	(6)%	—%
Cumulative GAP/Cumulative RSA	(4)%	(10)%	—%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.

(3)
Excludes interest rate swaps to qualified commercial customers as they are offset with interest rate swaps entered into with third parties and have no effect on the Company’s interest rate sensitivity. See Note 10 of the Consolidated Financial Statements for further discussion of these interest rate swaps.

As seen in the table, the Company’s gap analysis as of March 31, 2008, reflects that the Company is in a negative gap position. The Company’s funding sources and deposit mix, and the inability to have negative interest rates can create undue margin compression even for liability sensitive institutions operating in a low interest rate environment.

As a result of the static position and inherent limitations of gap analysis, management uses an additional measurement tool to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a two-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a two-year time horizon due to changes in interest rates, at March 31, 2008, December 31, 2007 and March 31, 2007, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to an immediate 100 and 200 basis point shift in the yield curve:
March 31, 2008	7.8%	2.5%	(7.8)%	(13.9)%
December 31, 2007	9.5%	6.4%	(1.4)%	(9.9)%
March 31, 2007	7.7%	5.4%	(4.3)%	(9.9)%

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
During the first three months of 2008, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2008.

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
PART II – Other Information
Item 1A: Risk factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2007.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. All shares authorized to be repurchased pursuant to this authorization were repurchased as of November 2007. In January 2008, the Company’s Board of Directors authorized the Company to repurchase up to 1.0 million shares of its outstanding common stock over the next 12 months. No shares were repurchased pursuant to this authorization. Following is a summary of the stock repurchases made during the first quarter of 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1 — January 31	—	$—	—	—
February 1 — February 28	—	—	—	—
March 1 — March 31	1,581	35.06	—	—

Total	1,581	$35.06	—	—

All shares repurchased in the first quarter of 2008 were repurchased under the Company’s Stock Incentive Plan to satisfy tax withholding obligations associated with restricted share awards.

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

10.1
Wintrust Financial Corporation Cash Incentive and Retention Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2008).

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
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: May 12, 2008	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)