Form 10-Q
period 2008-06-30
WINTRUST FINANCIAL CORP
filed 2008-08-11
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock - no par value, 23,636,391 shares, as of August 6, 2008

		Page
PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1-24

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-55

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	56-58

ITEM 4.	Controls and Procedures	59

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings	NA

ITEM 1A.	Risk Factors	60

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

ITEM 3.	Defaults Upon Senior Securities	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders	61

ITEM 5.	Other Information	NA

ITEM 6.	Exhibits	62

	Signatures	63
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007

Assets
Cash and due from banks	$166,857	$170,190	$153,209
Federal funds sold and securities purchased under resale agreements	73,311	90,964	15,092
Interest bearing deposits with banks	6,438	10,410	14,308
Available-for-sale securities, at fair value	1,590,648	1,303,837	1,515,223
Trading account securities	1,877	1,571	919
Brokerage customer receivables	19,661	24,206	23,842
Mortgage loans held-for-sale, at fair value	114,739	—	—
Mortgage loans held-for-sale, at lower of cost or market	3,640	109,552	135,543
Loans, net of unearned income	7,153,603	6,801,602	6,720,960
Less: Allowance for loan losses	57,633	50,389	47,392

Net loans	7,095,970	6,751,213	6,673,568
Premises and equipment, net	348,881	339,297	329,498
Accrued interest receivable and other assets	208,574	273,678	198,609
Goodwill	276,311	276,204	268,983
Other intangible assets, net	16,170	17,737	19,666

Total assets	$9,923,077	$9,368,859	$9,348,460

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$688,512	$664,264	$655,074
Interest bearing	7,072,855	6,807,177	6,894,488

Total deposits	7,761,367	7,471,441	7,549,562

Notes payable	41,975	60,700	50,550
Federal Home Loan Bank advances	438,983	415,183	403,203
Other borrowings	383,009	254,434	231,783
Subordinated notes	75,000	75,000	75,000
Junior subordinated debentures	249,579	249,662	249,745
Accrued interest payable and other liabilities	224,139	102,884	67,989

Total liabilities	9,174,052	8,629,304	8,627,832

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	26,478	26,281	26,012
Surplus	547,333	539,127	528,916
Treasury Stock	(122,258)	(122,196)	(84,559)
Common stock warrants	459	459	649
Retained earnings	325,314	309,556	287,741
Accumulated other comprehensive loss	(28,301)	(13,672)	(38,131)

Total shareholders’ equity	749,025	739,555	720,628

Total liabilities and shareholders’ equity	$9,923,077	$9,368,859	$9,348,460

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007

Interest income
Interest and fees on loans	$108,803	$131,279	$227,756	$259,144
Interest bearing deposits with banks	68	223	188	488
Federal funds sold and securities purchased under resale agreements	472	435	1,106	3,261
Securities	16,553	20,434	32,634	41,319
Trading account securities	15	11	46	18
Brokerage customer receivables	249	506	606	965

Total interest income	126,160	152,888	262,336	305,195

Interest expense
Interest on deposits	53,862	73,735	115,292	149,625
Interest on Federal Home Loan Bank advances	4,557	4,400	9,113	8,529
Interest on notes payable and other borrowings	2,900	3,562	5,670	5,290
Interest on subordinated notes	843	1,273	1,930	2,568
Interest on junior subordinated debentures	4,598	4,663	9,189	9,258

Total interest expense	66,760	87,633	141,194	175,270

Net interest income	59,400	65,255	121,142	129,925
Provision for credit losses	10,301	2,490	18,856	4,297

Net interest income after provision for credit losses	49,099	62,765	102,286	125,628

Non-interest income
Wealth management	7,771	7,771	15,636	15,390
Mortgage banking	7,536	6,754	13,632	12,217
Service charges on deposit accounts	2,565	2,071	4,938	3,959
Gain on sales of premium finance receivables	566	175	1,707	444
Administrative services	755	1,048	1,468	2,061
(Losses) gains on available-for-sale securities, net	(140)	192	(1,473)	239
Other	13,955	2,839	21,656	6,273

Total non-interest income	33,008	20,850	57,564	40,583

Non-interest expense
Salaries and employee benefits	36,976	35,060	73,648	70,977
Equipment	4,048	3,829	7,974	7,419
Occupancy, net	5,438	5,347	11,305	10,782
Data processing	2,918	2,578	5,716	5,054
Advertising and marketing	1,368	1,513	2,367	2,591
Professional fees	2,227	1,685	4,295	3,288
Amortization of other intangible assets	779	964	1,567	1,933
Other	10,831	9,162	20,546	17,838

Total non-interest expense	64,585	60,138	127,418	119,882

Income before income taxes	17,522	23,477	32,432	46,329
Income tax expense	6,246	8,067	11,451	16,238

Net income	$11,276	$15,410	$20,981	$30,091

Net income per common share — Basic	$0.48	$0.64	$0.89	$1.22

Net income per common share — Diluted	$0.47	$0.62	$0.87	$1.18

Cash dividends declared per common share	$—	$—	$0.18	$0.16

Weighted average common shares outstanding	23,608	24,154	23,563	24,589
Dilutive potential common shares	531	806	555	810

Average common shares and dilutive common shares	24,139	24,960	24,118	25,399

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Compre-				Common		Compre-	Total
	hensive	Common		Treasury	Stock	Retained	hensive	Shareholders’
(In thousands)	Income	Stock	Surplus	Stock	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2006		$25,802	$519,233	$(16,343)	$681	$261,734	$(17,761)	$773,346

Comprehensive income:
Net income	$30,091	—	—	—	—	30,091	—	30,091
Other comprehensive income, net of tax:

Unrealized losses on securities, net of reclassification adjustment	(22,411)	—	—	—	—	—	(22,411)	(22,411)
Unrealized gains on derivative instruments	2,041	—	—	—	—	—	2,041	2,041

Comprehensive income	$9,721

Cash dividends declared on common stock		—	—	—	—	(4,084)	—	(4,084)

Common stock repurchases		—	—	(68,216)	—	—	—	(68,216)

Stock-based compensation		—	5,688	—	—	—	—	5,688

Common stock issued for:
Exercise of stock options		89	2,449	—	—	—	—	2,538
Restricted stock awards		84	(84)	—	—	—	—	—
Employee stock purchase plan		19	824					843
Exercise of common stock warrants		2	90	—	(32)	—	—	60
Director compensation plan		16	716	—	—	—	—	732

Balance at June 30, 2007		$26,012	$528,916	$(84,559)	$649	$287,741	$(38,131)	$720,628

Balance at December 31, 2007		$26,281	$539,127	$(122,196)	$459	$309,556	$(13,672)	$739,555

Comprehensive income:
Net income	$20,981	—	—	—	—	20,981	—	20,981
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	(15,188)	—	—	—	—	—	(15,188)	(15,188)
Unrealized gains on derivative instruments	559	—	—	—	—	—	559	559

Comprehensive income	$6,352

Cash dividends declared on common stock		—	—	—	—	(4,231)	—	(4,231)

Common stock repurchases		—	—	(62)	—	—	—	(62)

Stock-based compensation		—	4,942	—	—	—	—	4,942

Cumulative effect of change in accounting for split-dollar life insurance		—	—	—	—	(992)	—	(992)

Common stock issued for:
Exercise of stock options		73	1,871	—	—	—	—	1,944
Restricted stock awards		71	(532)	—	—	—	—	(461)
Employee stock purchase plan		23	795	—	—	—	—	818
Director compensation plan		30	1,130	—	—	—	—	1,160

Balance at June 30, 2008		$26,478	$547,333	$(122,258)	$459	$325,314	$(28,301)	$749,025

	Six Months Ended June 30,
	2008	2007
Other Comprehensive Income:
Unrealized losses on available-for-sale securities arising during the period, net	$(26,451)	$(35,808)
Unrealized gains on derivative instruments arising during the period, net	909	3,298
Less: Reclassification adjustment for gains (losses) included in net income, net	(1,473)	239
Less: Income tax benefit	(9,440)	(12,379)

Other Comprehensive Income	$(14,629)	$(20,370)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2008	2007

Operating Activities:
Net income	$20,981	$30,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,856	4,297
Depreciation and amortization	10,138	10,000
Stock-based compensation expense	4,942	5,688
Tax benefit from stock-based compensation arrangements	395	968
Excess tax benefits from stock-based compensation arrangements	(464)	(721)
Net accretion of premium on securities	(859)	(28)
Mortgage servicing rights fair value change and amortization, net	668	65
Originations and purchases of mortgage loans held-for-sale	(946,621)	(1,073,413)
Proceeds from sales of mortgage loans held-for-sale	945,415	1,093,489
Bank owned life insurance income, net of claims	(1,464)	(1,799)
Gain on sales of premium finance receivables	(1,707)	(444)
(Increase) decrease in trading securities, net	(306)	1,405
Net decrease in brokerage customer receivables	4,545	198
Gain on mortgage loans sold	(7,621)	(7,288)
Losses (gains) on available-for-sale securities, net	1,473	(239)
Loss on sales of premises and equipment, net	79	2
(Increase) decrease in accrued interest receivable and other assets, net	(687)	2,872
Increase (decrease) in accrued interest payable and other liabilities, net	24,085	(37,019)

Net Cash Provided by Operating Activities	71,848	28,124

Investing Activities:
Proceeds from maturities of available-for-sale securities	587,493	539,703
Proceeds from sales of available-for-sale securities	609,498	70,348
Purchases of available-for-sale securities	(1,319,858)	(321,319)
Proceeds from sales of premium finance receivables	184,255	—
Net decrease in interest-bearing deposits with banks	3,972	4,951
Net increase in loans	(561,137)	(228,565)
Purchases of premises and equipment, net	(18,657)	(26,591)

Net Cash (Used for) Provided by Investing Activities	(514,434)	38,527

Financing Activities:
Increase (decrease) in deposit accounts	289,873	(319,746)
Increase in other borrowings, net	128,575	69,711
(Decrease) increase in notes payable, net	(18,725)	37,800
Increase in Federal Home Loan Bank advances, net	23,801	77,698
Excess tax benefits from stock—based compensation arrangements	464	721
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	1,905	2,474
Common stock repurchases	(62)	(68,216)
Dividends paid	(4,231)	(4,084)

Net Cash Provided by (Used for) by Financing Activities	421,600	(203,642)

Net Decrease in Cash and Cash Equivalents	(20,986)	(136,991)
Cash and Cash Equivalents at Beginning of Period	261,154	305,292

Cash and Cash Equivalents at End of Period	$240,168	$168,301

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
As of June 30, 2008, Wintrust had 15 wholly-owned bank subsidiaries (collectively, “the Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank in March 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank. In November 2006, Hinsbrook Bank’s Geneva branch was renamed St. Charles Bank & Trust (“St. Charles Bank”), its Willowbrook, Downers Grove and Darien locations became branches of Hinsdale Bank and its Glen Ellyn location became a branch of Wheaton Bank.
The Company provides, on a national basis, loans to businesses to finance insurance premiums on their commercial insurance policies (“premium finance receivables”) through First Insurance Funding Corporation (“FIFC”). In 2007, FIFC began to make loans to irrevocable life insurance trusts to purchase life insurance policies for high net-worth individuals. The loans are originated through independent insurance agents or financial advisors and legal counsel. The life insurance policy is the primary collateral on the loan and, in most cases, the loans are also secured by a letter of credit. FIFC is a wholly-owned subsidiary of Lake Forest Bank. FIFC was originally a subsidiary of Crabtree Capital Corporation (“Crabtree”), however, Crabtree has been merged into FIFC.
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
Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) of the Company’s 2007 Annual Report. There have been no significant changes to these policies, except as discussed in Note 2 — Recent Accounting Developments, for mortgage loans held-for-sale. Additionally, during the second quarter of 2008, the Company refined its methodology for determining certain elements of the allowance for loan losses. For additional detail of the allowance for loan losses methodology, please refer to “Critical Accounting Policies” in Item 2 of this report.

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
In December 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in a transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. SFAS 141R is effective for business combinations occurring after December 15, 2008. Early adoption is prohibited.
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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). Effective for fiscal years and interim periods beginning after November 15, 2008, SFAS 161 amends and expands the disclosure requirements of Statement No. 133 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and how derivative instruments and related items affect an entity’s financial position, financial performance and cash flows. SFAS 161 only relates to disclosures and therefore will not have an impact on the Company’s financial condition or results of operations.
In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). First, the FASB will now include former QSPEs in the scope of FIN 46R. In addition, the FASB supports amending FIN 46R to change the method of analyzing which party to a variable interest entity (“VIE”) should consolidate the VIE to a primarily qualitative determination of power combined with benefits and losses instead of today’s risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. The FASB also clarified that upon initial consolidation of a variable interest entity all assets and liabilities would be measured at fair value, with any difference being recorded as a cumulative-effect adjustment to retained earnings. In July 2008, the FASB decided that these changes, if finalized, would be effective no earlier than for financial statements issued for fiscal years beginning after November 15, 2009. The FASB also decided that many of the disclosures contemplated for the proposed amendments to SFAS 140 and FIN 46R will be included in a separate FASB Staff Position, which has yet to be issued. The Company is currently assessing the impact of these changes on its financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP, and refers to these sources as the GAAP hierarchy. The new standard is effective 60 days following the SEC’s approval of amendments to existing auditing standards by the Public Company Accounting Oversight Board. The Company currently prepares consolidated financial statements in conformity with the GAAP hierarchy as presented in the new standard, and does not expect its adoption to have a material impact on the Company’s financial statements.
(3) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(4) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2008		December 31, 2007		June 30, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$—	$—	$33,161	$33,109	$33,193	$30,699
U.S. Government agencies	337,983	337,144	321,548	322,043	469,631	454,266
Municipal	55,172	55,309	49,376	49,127	49,659	48,678
Corporate notes and other debt	41,718	38,780	45,920	42,802	59,798	58,043
Mortgage-backed	1,078,582	1,044,710	699,166	688,846	830,882	785,147
Federal Reserve/FHLB stock and other equity securities	115,097	114,705	167,591	167,910	134,589	138,390

Total available-for-sale securities	$1,628,552	$1,590,648	$1,316,762	$1,303,837	$1,577,752	$1,515,223

The fair value of available-for-sale securities includes investments totaling approximately $129 million with unrealized losses of $7.9 million, which have been in an unrealized loss position for greater than 12 months. Available-for-sale securities are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, the Company considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. The Company also assesses the nature of the unrealized losses taking into consideration market factors, such as the widening of general credit spreads, the industry in which the issuer operates and market supply and demand, as well as the creditworthiness of the issuer. As a result of other-than-temporary impairment reviews during the quarter and six months ended June 30, 2008, the Company recognized $212,000 and $2.1 million, respectively, of other-than-temporary impairment losses on certain corporate notes and other debt securities. The Company concluded that none of the other unrealized losses on the available-for-sale securities portfolio represent an other-than-temporary impairment as of June 30, 2008.
(5) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Balance:
Commercial and commercial real estate	$4,610,550	$4,408,661	$4,186,308
Home equity	770,748	678,298	638,941
Residential real estate	243,400	226,686	222,312
Premium finance receivables	1,145,986	1,078,185	1,306,321
Indirect consumer loans	221,511	241,393	248,788
Tricom finance receivables	22,676	27,719	34,177
Other loans	138,732	140,660	84,113

Total loans, net of unearned income	$7,153,603	$6,801,602	$6,720,960

Mix:
Commercial and commercial real estate	65%	65%	62%
Home equity	11	10	10
Residential real estate	3	3	3
Premium finance receivables	16	16	19
Indirect consumer loans	3	3	4
Tricom finance receivables	—	1	1
Other loans	2	2	1

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income. The unearned income portions of premium finance receivables were $22.9 million at June 30, 2008, $23.3 million at December 31, 2007 and $30.7 million at June 30, 2007. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $8.7 million at June 30, 2008, $6.6 million at December 31, 2007 and $6.5 million at June 30, 2007.
(6) Deposits
The following table is a summary of deposits as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Balance:
Non-interest bearing deposits	$688,512	$664,264	$655,074
NOW accounts	1,064,792	1,014,780	964,714
Wealth management deposits	599,451	599,426	515,223
Money market accounts	900,482	701,972	704,534
Savings accounts	326,869	297,586	302,000
Time certificates of deposit	4,181,261	4,193,413	4,408,017

Total deposits	$7,761,367	$7,471,441	$7,549,562

Mix:
Non-interest bearing deposits	9%	9%	9%
NOW accounts	14	14	13
Wealth management deposits	8	8	7
Money market accounts	12	9	9
Savings accounts	4	4	4
Time certificates of deposit	53	56	58

Total deposits	100%	100%	100%

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

(7) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Notes payable	$41,975	$60,700	$50,550
Federal Home Loan Bank advances	438,983	415,183	403,203

Other borrowings:
Federal funds purchased	—	4,223	10,085
Securities sold under repurchase agreements	381,151	248,334	219,814
Other	1,858	1,877	1,884

Total other borrowings	383,009	254,434	231,783

Subordinated notes	75,000	75,000	75,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$938,967	$805,317	$760,536

Notes payable are used, as needed, to provide capital to fund continued growth at the Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes. The $42.0 million balance at June 30, 2008 represents the outstanding balance on a $101.0 million loan agreement with an unaffiliated bank. The loan agreement consists of a $100.0 million revolving note, which matures on August 31, 2008 and a $1.0 million note that matures on June 1, 2015. Interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 115 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of some of the Company’s bank subsidiaries.
Federal Home Loan Bank advances consist primarily of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At June 30, 2008, securities sold under repurchase agreements represent $214.7 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $166.4 million of short-term borrowings from brokers.
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

(8) Junior Subordinated Debentures
As of June 30, 2008, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2008. The junior subordinated debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

	Trust	Junior					Earliest
	Preferred	Subordinated	Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	6/30/08	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	5.96%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	5.60%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	5.40%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	4.73%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	4.25%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,203	L+3.00	5.87%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,207	L+3.00	5.87%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,203	L+3.00	5.80%	05/2004	05/2034	05/2009

Total		$249,579		5.47%

The junior subordinated debentures totaled $249.6 million at June 30, 2008, $249.7 million at December 31, 2007 and $249.7 million at June 30, 2007.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At June 30, 2008, the weighted average contractual interest rate on the junior subordinated debentures was 5.47%. In August 2006, the Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on June 30, 2008, was 7.28%. Distributions on all issues are payable on a quarterly basis.

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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for these instruments but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the junior subordinated debentures and certain other capital elements is limited to 25% of Tier 1 capital elements (including junior subordinated debentures), net of goodwill less any associated deferred tax liability. The amount of junior subordinated debentures and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at June 30, 2008, the Company would still be considered well-capitalized under regulatory capital guidelines.

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

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2008	2007	Contribution	Contribution
Net interest income:
Banking	$57,964	$65,003	$(7,039)	(11)%
Premium finance	16,273	14,478	1,795	12
Tricom	863	959	(96)	(10)
Wealth management	4,484	3,261	1,223	38
Parent and inter-segment eliminations	(20,184)	(18,446)	(1,738)	(9)

Total net interest income	$59,400	$65,255	$(5,855)	(9)%

Non-interest income:
Banking	$23,853	$11,393	$12,460	N/M %
Premium finance	566	175	391	N/M
Tricom	755	1,048	(293)	(28)
Wealth management	10,077	9,729	348	4
Parent and inter-segment eliminations	(2,243)	(1,495)	(748)	(50)

Total non-interest income	$33,008	$20,850	$12,158	58%

Segment profit (loss):
Banking	$14,948	$18,202	$(3,254)	(18)%
Premium finance	7,883	3,958	3,925	99
Tricom	206	353	(147)	(42)
Wealth management	2,876	1,818	1,058	58
Parent and inter-segment eliminations	(14,637)	(8,921)	(5,716)	(64)

Total segment profit	$11,276	$15,410	$(4,134)	(27)%

Segment assets:
Banking	$9,791,254	$9,153,583	$637,671	7%
Premium finance	1,202,152	1,344,899	(142,747)	(11)
Tricom	37,344	45,836	(8,492)	(19)
Wealth management	57,881	58,923	(1,042)	(2)
Parent and inter-segment eliminations	(1,165,554)	(1,254,781)	89,227	7

Total segment assets	$9,923,077	$9,348,460	$574,617	6%

N/M = Not Meaningful

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2008	2008	Contribution	Contribution
Net interest income:
Banking	$118,648	$128,592	$(9,944)	(8)%
Premium finance	32,960	29,394	3,566	12
Tricom	1,719	1,912	(193)	(10)
Wealth management	9,290	6,259	3,031	48
Parent and inter-segment eliminations	(41,475)	(36,232)	(5,243)	(14)

Total net interest income	$121,142	$129,925	$(8,783)	(7)%

Non-interest income:
Banking	$41,117	$21,455	$19,662	92%
Premium finance	1,707	444	1,263	N/M
Tricom	1,469	2,061	(592)	(29)
Wealth management	19,762	19,148	614	3
Parent and inter-segment eliminations	(6,491)	(2,525)	(3,966)	N/M

Total non-interest income	$57,564	$40,583	$16,981	42%

Segment profit (loss):
Banking	$29,505	$34,500	$(4,995)	(14)%
Premium finance	16,273	11,374	4,899	43
Tricom	348	660	(312)	(47)
Wealth management	5,645	3,360	2,285	68
Parent and inter-segment eliminations	(30,790)	(19,803)	(10,987)	(55)

Total segment profit	$20,981	$30,091	$(9,110)	(30)%

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

Interest Rate Swaps
The tables below identify the Company’s interest rate swaps at June 30, 2008 and December 31, 2007, which were entered into in August 2006 to hedge certain LIBOR-based liabilities and designated as cash flow hedges pursuant to SFAS 133 (dollars in thousands):

	June 30, 2008
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(842)	2.80%	5.25%	Cash Flow
September 2011	40,000	(1,680)	2.80%	5.25%	Cash Flow
October 2011	25,000	(1,061)	2.71%	5.26%	Cash Flow
September 2013	50,000	(2,543)	2.78%	5.30%	Cash Flow
September 2013	40,000	(2,032)	2.80%	5.30%	Cash Flow

Total	$175,000	$(8,158)

	December 31, 2007
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(922)	4.83%	5.25%	Cash Flow
September 2011	40,000	(1,847)	4.83%	5.25%	Cash Flow
October 2011	25,000	(1,165)	5.24%	5.26%	Cash Flow
September 2013	50,000	(2,852)	4.99%	5.30%	Cash Flow
September 2013	40,000	(2,281)	4.83%	5.30%	Cash Flow

Total	$175,000	$(9,067)

The fair values reflect unrealized losses of $8.2 million at June 30, 2008 and $9.1 million at December 31, 2007 which were recorded as other liabilities. The change in fair values in the six months ended June 30, 2008, net of tax, is separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income.
These swaps are designated as cash flow hedges in accordance with SFAS 133. The Company uses the hypothetical derivative method to assess and measure effectiveness. No ineffectiveness was recorded on these swaps in the quarter ended June 30, 2008.

The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. At June 30, 2008, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $56.9 million and the aggregate notional value of mirror-image interest rate swaps with third parties also totaled $56.9 million. These interest rate swaps mature between August 2010 and May 2016. These swaps were reported in the Company’s balance sheet by a derivative asset of $1.7 million and a derivative liability of $1.6 million. At December 31, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $32.6 million and the aggregate notional value of the mirror-image interest rate swaps with third parties also totaled $32.6 million. At December 31, 2007, these swaps were reported in the Company’s balance sheet by a derivative asset of $1.7 million and a derivative liability of $1.6 million. Interest rate swaps executed as part of this program are not reflected in the preceding tables.
Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At June 30, 2008, the Company had approximately $122.7 million of interest rate lock commitments and $237.9 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $769,000 and a derivative liability of $306,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $12.1 million and $443,000 in the second quarters of 2008 and 2007, respectively. There were no covered call options outstanding as of June 30, 2008, December 31, 2007 or June 30, 2007.

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
Derivative instruments – The Company’s derivative instruments include interest rate swaps, commitments to fund mortgages for sale into the secondary market (interest rate locks) and forward commitments to end investors for the sale of mortgage loans. Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives is based on changes in mortgage rates from the date of the commitments.
Retained interests from the sale of premium finance receivables – The fair value of retained interests, which include servicing rights and interest only strips, from the sale of premium finance receivables are based on certain observable inputs such as interest rates and credits spreads, as well as unobservable inputs such as prepayments, late payments and estimated net charge-offs.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities (1)	$1,512,537	$—	$1,363,349	$149,188
Trading account securities	1,877	80	1,797	—
Mortgage loans held-for-sale	114,739	—	114,739	—
Mortgage servicing rights	4,896	—	—	4,896
Derivative assets	2,437	—	2,437	—
Retained interests from the sale of
premium finance receivables	5,264	—	—	5,264

Total	$1,641,750	$80	$1,482,322	$159,348

Derivative liabilities	$10,103	$—	$10,103	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of June 30, 2008 for mortgage loans held-for-sale measured at fair value under SFAS 159 was $112.6 million while the aggregate fair value of mortgage loans held-for-sale was $114.7 million as shown in the above table. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2008.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2008 are summarized as follows:

	Available-	Mortgage
	for-sale	servicing	Retained
(Dollars in thousands)	securities	rights	Interests
Balance at March 31, 2008	$195,349	$4,371	$5,703
Total net gains (losses) included in:
Net income (1)	—	525	1,898
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	107,307	—	(2,337)
Net transfers into/(out) of Level 3	(153,468)	—	—

Balance at June 30, 2008	$149,188	$4,896	$5,264

Balance at January 1, 2008	$95,514	$4,730	$4,480
Total net gains included in:
Net income (1)	—	166	4,853
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	210,714	—	(4,069)
Net transfers into/(out) of Level 3	(157,040)	—	—

Balance at June 30, 2008	$149,188	$4,896	$5,264

(1)
Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income while gains for retained interests are recorded as a component of gain on sales of premium finance receivables in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis in the second quarter that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2008.

					Six Months
					Ended
	June 30, 2008				June 30, 2008
					Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Losses Recognized

Mortgage loans held-for-sale	$155	$—	$—	$155	$508
Impaired loans	37,064	—	—	37,064	5,128

Total	$37,219	$—	$—	$37,219	$5,636

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

(12) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	June 30,
(Dollars in thousands)	2008	Acquired	Losses	2008
Banking	$245,696	$190	$—	$245,886
Premium finance	7,221	(83)	—	7,138
Tricom	8,958	—	—	8,958
Wealth management	14,329	—	—	14,329

Total	$276,204	$107	$—	$276,311

The increase in the Banking segment’s goodwill in the first six months of 2008 relates to additional contingent consideration earned by former owners of Guardian as a result of attaining certain performance measures. Wintrust could pay additional consideration pursuant to the WestAmerica and Guardian transaction through June 2009. Any payments would be reflected in the Banking segment’s goodwill.
The decrease in goodwill in the Premium finance segment in the first six months of 2008 relates to adjustments of prior estimates of fair values associated with the November 2007 acquisition of Broadway.
A summary of finite-lived intangible assets as of June 30, 2008, December 31, 2007 and June 30, 2007 and the expected amortization as of June 30, 2008 is as follows (in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(2,942)	(2,800)	(2,634)

Net carrying amount	310	452	618

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918	27,918
Accumulated amortization	(12,058)	(10,633)	(8,870)

Net carrying amount	15,860	17,285	19,048

Total other intangible assets, net	$16,170	17,737	19,666
			ddd

Estimated amortization

Actual in 6 months ended June 30, 2008	$1,567
Estimated remaining in 2008	1,562
Estimated – 2009	2,717
Estimated – 2010	2,381
Estimated – 2011	2,253
Estimated – 2012	2,251
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $1.6 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively.

(13) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan provides for the issuance of up to 500,000 shares of common stock. All grants made in 2007 and 2008 were made pursuant to the 2007 Plan. As of June 30, 2008, 166,767 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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
Compensation cost charged to income for stock options was $1.3 million and $1.2 million in the second quarters of 2008 and 2007, respectively, and $2.4 million and $2.7 million for the year-to-date periods of 2008 and 2007, respectively. Compensation cost charged to income for restricted shares was $1.2 million in the second quarter of 2008 and $1.5 million in the second quarter of 2007, and $2.5 million and $3.0 million for the year-to-date periods of 2008 and 2007, respectively.
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

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Expected dividend yield	1.1%	0.7%
Expected volatility	32.4%	25.5%
Risk-free rate	3.3%	5.0%
Expected option life (in years)	6.7	6.9

A summary of stock option activity under the Plans for the six months ended June 30, 2008 and June 30, 2007 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	57,450	31.83
Exercised	(73,408)	14.81
Forfeited or canceled	(16,100)	47.29

Outstanding at June 30, 2008	2,473,123	$35.19	4.9	$7,062

Exercisable at June 30, 2008	1,835,402	$30.97	4.3	$7,062

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	28,000	45.20
Exercised	(89,896)	17.47
Forfeited or canceled	(12,845)	40.72

Outstanding at June 30, 2007	2,711,323	$33.62	5.4	$37,299

Exercisable at June 30, 2007	1,879,627	$26.18	4.4	$36,765

(1)	Represents the weighted average contractual life remaining in years.

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

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2008 and 2007 was $10.98 and $16.28, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, was $1.4 million and $2.5 million, respectively.
A summary of restricted share award activity under the Plans for the six months ended June 30, 2008 and June 30, 2007, is presented below:

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	308,627	$48.16	335,904	$51.78
Granted	50,120	30.58	36,018	45.35
Vested (shares issued)	(70,357)	49.94	(85,058)	52.33
Forfeited	(3,955)	38.58	(5,263)	47.81

Outstanding at June 30	284,435	$44.66	281,601	$50.86

As of June 30, 2008, there was $15.5 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(14) Earnings Per Share
The following table shows the computation of basic and diluted EPS for the periods indicated:

			For the Three Months		For the Six Months
			Ended June 30,		Ended June 30,
(In thousands, except per share data)			2008	2007	2008	2007

Net income	(A	)	$11,276	$15,410	$20,981	$30,091

Average common shares outstanding	(B	)	23,608	24,154	23,563	24,589
Effect of dilutive potential common shares			531	806	555	810

Weighted average common shares and effect of dilutive potential common shares	(C	)	24,139	24,960	24,118	25,399

Net income per common share:
Basic	(A/B	)	$0.48	$0.64	$0.89	$1.22

Diluted	(A/C	)	$0.47	$0.62	$0.87	$1.18

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2008, compared with December 31, 2007, and June 30, 2007, and the results of operations for the six month periods ended June 30, 2008 and 2007 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of June 30, 2008, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 79 locations. The Company developed its banking franchise through the de novo organization of nine banks (55 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 24 locations. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From the Company’s experience, it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks has established additional full-service banking facilities subsequent to their initial openings.

	De novo / Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005
Old Plank Trail Bank	De novo	March, 2006
St. Charles Bank (formerly Hinsbrook Bank; organized 1987)	Acquired	May, 2006

Following is a summary of the activity related to the expansion of the Company’s banking franchise since June 30, 2007:
2008 Banking Expansion Activity
•	New branch locations:
➢	Vernon Hills, Illinois – a branch of Libertyville Bank

➢	Deerfield, Illinois – a branch of Northbrook Bank
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
FIFC and Broadway originated approximately $822 million in loan (premium finance receivables) volume in the second quarter of 2008, and $1.6 billion in the first six months of 2008. FIFC and, since the date of acquisition, Broadway, originated approximately $3.1 billion in loan volume in the calendar year 2007. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States.
SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) engages primarily in the origination and purchase of residential mortgages for sale into the secondary market. WestAmerica’s affiliate, Guardian Real Estate Services, Inc. (“Guardian”) provides the document preparation and other loan closing services to WestAmerica and a network of mortgage brokers. WestAmerica sells its loans with servicing released and does not currently engage in servicing loans for others. WestAmerica maintains principal origination offices in 11 states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WestAmerica provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WestAmerica and the Banks to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. WestAmerica’s production of adjustable rate mortgage loan products and other variable rate mortgage loan products may be purchased by the Banks for their loan portfolios resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base.

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
In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks. Barrington Bank’s Community Advantage program provides lending, deposit and cash management services to condominium, homeowner and community associations. In addition, Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, and Crystal Lake Bank has a specialty in small aircraft lending. The Company continues to pursue the development or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales.
Subsequent to June 30, 2008, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. This niche business has served the Company well over the past twelve years in helping de novo banks quickly, and profitably, grow into their physical structures. Competitive pricing pressures have significantly reduced the long-term potential profitably of this niche business. Given the current economic environment, the retirement of the founder of this niche business and the distinct possibility of rising interest rates over the longer-term, exiting the origination of this business was deemed to be in the best interest of the Company at this time. The Company will continue to service its existing portfolio during the duration of the credits and does not anticipate any change in historical credit trends for this niche business given this decision.
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
Wayne Hummer Asset Management Company (“WHAMC”), a registered investment advisor, is the investment advisory affiliate of WHI. WHAMC provides money management, financial planning and investment advisory services to individuals and institutional, municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans.
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

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007
WHTC	$989,028	$1,009,587	$882,743
WHAMC (1)	430,864	522,893	554,184
WHAMC’s proprietary mutual fund	10,927	18,015	24,382
WHI — brokerage assets in custody	5,100,000	5,600,000	5,500,000

(1)	Excludes the proprietary mutual fund managed by WHAMC
The decrease in assets under administration and/or management in the second quarter of 2008 was primarily due to lower market valuations.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2008, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2008	June 30, 2007	Change
Net income	$11,276	$15,410	(27)%
Net income per common share – Diluted	0.47	0.62	(24)

Net revenue (1)	92,408	86,105	7
Net interest income	59,400	65,255	(9)

Net interest margin (6)	2.77%	3.13%	(36	)bp
Core net interest margin (2) (6)	3.02	3.40	(38)
Net overhead ratio (3)	1.31	1.68	(37)
Efficiency ratio (4) (6)	69.34	69.29	5
Return on average assets	0.47	0.66	(19)
Return on average equity	5.97	8.52	(255)

	Six Months	Six Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
	June 30, 2008	June 30, 2007	Change
Net income	$20,981	$30,091	(30)%
Net income per common share – Diluted	0.87	1.18	(26)

Net revenue (1)	178,706	170,508	5
Net interest income	121,142	129,925	(7)

Net interest margin (6)	2.88%	3.11%	(23	)bp
Core net interest margin (2) (6)	3.14	3.37	(23)
Net overhead ratio (3)	1.47	1.70	(23)
Efficiency ratio (4) (6)	70.20	69.79	41
Return on average assets	0.44	0.64	(20)
Return on average equity	5.61	8.23	(262)

At end of period
Total assets	$9,923,077	$9,348,460	6%
Total loans, net of unearned income	7,153,603	6,720,960	6
Total deposits	7,761,367	7,549,562	3
Junior subordinated debentures	249,579	249,745	—
Total shareholders’ equity	749,025	720,628	4

Book value per common share	31.70	29.82	6
Market price per common share	23.85	43.85	(46)

Allowance for credit losses to total loans (5)	0.81%	0.71%	10	bp
Non-performing assets to total assets	0.97	0.39	58

(1)	Net revenue is net interest income plus non-interest income.

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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
(A) Interest income (GAAP)	$126,160	$152,888	$262,336	$305,195
Taxable-equivalent adjustment:
– Loans	158	273	357	403
– Liquidity management assets	428	607	939	1,100
– Other earning assets	6	4	19	5

Interest income — FTE	$126,752	$153,772	$263,651	$306,703
(B) Interest expense (GAAP)	66,760	87,633	141,194	175,270

Net interest income — FTE	$59,992	$66,139	$122,457	$131,433

(C) Net interest income (GAAP) (A minus B)	$59,400	$65,255	$121,142	$129,925
Net interest income — FTE	$59,992	$66,139	$122,457	$131,433
Add: Interest expense on junior subordinated debentures and interest cost incurred for common stock repurchases(1)	5,470	5,821	11,283	10,908

Core net interest income — FTE (2)	$65,462	$71,960	$133,740	$142,341

(D) Net interest margin (GAAP)	2.74%	3.08%	2.84%	3.07%
Net interest margin — FTE	2.77%	3.13%	2.88%	3.11%
Core net interest margin — FTE (2)	3.02%	3.40%	3.14%	3.37%

(E) Efficiency ratio (GAAP)	69.79%	70.00%	70.72%	70.41%
Efficiency ratio — FTE	69.34%	69.29%	70.20%	69.79%

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
During the second quarter of 2008, the Company refined its methodology for determining certain elements of the allowance for loan losses. These refinements resulted in allocation of the allowance to loan portfolio groups based on loan collateral and credit risk rating. Previously, this element of the allowance was not segmented at the loan collateral and credit risk rating level. Impaired loans continue to be evaluated on an individual loan basis in accordance with Statement of Financial Accounting Standard (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan.”
Net Income
Net income for the quarter ended June 30, 2008 totaled $11.3 million, a decrease of $4.1 million, or 27%, compared to the $15.4 million recorded in the second quarter of 2007. As compared to the $9.7 million recorded in the first quarter of 2008, net income increased $1.6 million or 16%. On a per share basis, net income for the second quarter of 2008 totaled $0.47 per diluted common share, a decrease of $0.15 per share, or 24%, as compared to the 2007 second quarter total of $0.62 per diluted common share. Compared to the first quarter of 2008, net income per diluted share in the second quarter of 2008 increased by $0.07, or 18%.
Significant items negatively affecting the second quarter of 2008 results include net interest rate margin compression resulting from the continued effect of the Federal Reserves Board’s prior quarter’s interest rate cuts, an additional rate reduction in the second quarter of 2008 and an increase in provision for credit losses, as discussed in the “Asset Quality” section of this report, offset by a higher level of covered call option income. The return on average equity for the second quarter of 2008 was 5.97%, compared to 8.52% for the prior year second quarter and 5.25% for the first quarter of 2008.
Net income for the first six months of 2008 totaled $21.0 million, a decrease of $9.1 million, or 30%, compared to $30.1 million for the same period in 2007. On a per share basis, net income per diluted common share was $0.87 for the first six months of 2008, a decrease of $0.31 per share, or 26%, compared to $1.18 for the first six months of 2007. Return on average equity for the first six months of 2008 was 5.61% versus 8.23% for the same period of 2007.

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
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the second quarter of 2008 as compared to the second quarter of 2007 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,543,795	$17,521	4.56%	$1,686,596	$21,699	5.16%
Other earning assets (2) (3) (8)	22,519	270	4.83	25,791	521	8.10
Loans, net of unearned income (2) (4) (8)	7,158,317	108,961	6.12	6,772,512	131,552	7.79

Total earning assets (8)	$8,724,631	$126,752	5.84%	$8,484,899	$153,772	7.27%

Allowance for loan losses	(53,798)			(47,982)
Cash and due from banks	125,806			132,216
Other assets	885,815			826,399

Total assets	$9,682,454			$9,395,532

Interest-bearing deposits	$6,906,437	$53,862	3.14%	$6,896,118	$73,735	4.29%
Federal Home Loan Bank advances	437,642	4,557	4.19	400,918	4,400	4.40
Notes payable and other borrowings	439,130	2,900	2.66	322,811	3,562	4.42
Subordinated notes	75,000	843	4.45	75,000	1,273	6.72
Junior subordinated debentures	249,594	4,598	7.29	249,760	4,663	7.39

Total interest-bearing liabilities	$8,107,803	$66,760	3.31%	$7,944,607	$87,633	4.42%

Non-interest bearing deposits	663,526			646,278
Other liabilities	150,872			79,182
Equity	760,253			725,465

Total liabilities and shareholders’ equity	$9,682,454			$9,395,532

Interest rate spread (5) (8)			2.53%			2.85%
Net free funds/contribution (6)	$616,828		0.24	$540,292		0.28

Net interest income/Net interest margin (8)		$59,992	2.77%		$66,139	3.13%

Core net interest margin (7) (8)			3.02%			3.40%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2008 and 2007 were $592,000 and $884,000, respectively.

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

Quarter Ended June 30, 2008 compared to the Quarter Ended June 30, 2007
Tax-equivalent net interest income for the quarter ended June 30, 2008 totaled $60.0 million, a decrease of $6.1 million, or 9%, as compared to the $66.1 million recorded in the same quarter of 2007.
For the second quarter of 2008, the net interest margin was 2.77%, down 36 basis points when compared to the net interest margin of 3.13% in the same quarter of 2007. The core net interest margin, which excludes the net interest expense related to the Company’s junior subordinated debentures and the interest expense attributable to funding common stock repurchases, was 3.02% for the second quarter of 2008 compared to 3.40% for the second quarter of 2007.
The yield on total earning assets was 5.84% for the second quarter of 2008 and 7.27% in the second quarter of 2007. The second quarter 2008 yield on loans was 6.12%, a 167 basis point decrease when compared to the prior year second quarter yield of 7.79%. The average loan-to-deposit ratio increased to 95% in the second quarter of 2008 compared to 90% in same quarter of 2007, as a result of strong commercial and commercial real estate loan growth coupled with an increase in home equity loans to new customers. In the fourth quarter of 2007 the Company reinstated its program of selling premium finance receivables as the average loan-to-deposit ratio was above the target of 85% to 90%. By selling $69.5 million of premium finance receivables at the end of the second quarter of 2008, the period-end loan-to-deposit ratio as of June 30, 2008 declined to 92%. The yield on liquidity management assets in the second quarter of 2008 was 4.56% compared to 5.16% in the second quarter of 2007.
The rate paid on interest-bearing liabilities was 3.31% in the second quarter of 2008 and 4.42% in the second quarter of 2007. The interest-bearing deposit rate in the second quarter of 2008 declined 115 basis points to 3.14% from a rate of 4.29% in the same quarter in 2007. Progress has been made since the second quarter of 2007 in shifting the mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.29% in the second quarter of 2008 compared to 5.29% in the second quarter of 2007. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage its interest rate risk position and for general corporate purposes.
The lower levels of net interest income and net interest margin in the second quarter of 2008 were caused by margin compression. Interest rate compression occurred as the Federal Reserve quickly lowered rates in the first and second quarters of 2008 preventing large portions of NOW, savings and money market accounts from repricing at the same magnitude as variable rate earning assets. Disciplined retail deposit pricing and the repricing of maturing retail certificates of deposit at lower rates coupled with widening credit spreads on new loan volumes is expected to lessen the impact of the compression of the net interest margin.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the second quarter of 2008 as compared to the first quarter of 2008 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2008			March 31, 2008
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,543,795	$17,521	4.56%	$1,391,400	$17,346	5.01%
Other earning assets (2) (3) (8)	22,519	270	4.83	26,403	401	6.10
Loans, net of unearned income (2) (4) (8)	7,158,317	108,961	6.12	7,012,642	119,153	6.83

Total earning assets (8)	$8,724,631	$126,752	5.84%	$8,430,445	$136,900	6.53%

Allowance for loan losses	(53,798)			(51,364)
Cash and due from banks	125,806			124,745
Other assets	885,815			869,713

Total assets	$9,682,454			$9,373,539

Interest-bearing deposits	$6,906,437	$53,862	3.14%	$6,747,980	$61,430	3.66%
Federal Home Loan Bank advances	437,642	4,557	4.19	426,911	4,556	4.29
Notes payable and other borrowings	439,130	2,900	2.66	332,019	2,770	3.36
Subordinated notes	75,000	843	4.45	75,000	1,087	5.73
Junior subordinated debentures	249,594	4,598	7.29	249,635	4,591	7.28

Total interest-bearing liabilities	$8,107,803	$66,760	3.31%	$7,831,545	$74,434	3.82%

Non-interest bearing deposits	663,526			642,917
Other liabilities	150,872			155,080
Equity	760,253			743,997

Total liabilities and shareholders’ equity	$9,682,454			$9,373,539

Interest rate spread (5) (8)			2.53%			2.71%
Net free funds/contribution (6)	$616,828		0.24	$598,900		0.27

Net interest income/Net interest margin (8)		$59,992	2.77%		$62,466	2.98%

Core net interest margin (7) (8)			3.02%			3.26%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2008 was $592,000 and for the three months ended March 31, 2008 was $724,000.

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

Quarter Ended June 30, 2008 compared to the Quarter Ended March 31, 2008
Tax-equivalent net interest income for the quarter ended June 30, 2008 totaled $60.0 million, a decrease of $2.5 million, or 4%, as compared to the $62.5 million recorded in the first quarter of 2008.
For the second quarter of 2008, the net interest margin was 2.77%, down 21 basis points when compared to the first quarter of 2008. The core net interest margin, which excludes the net interest expense related to the Company’s junior subordinated debentures and the interest expense related to the repurchases of common stock, was 3.02% for the second quarter of 2008 and 3.26% for the first quarter of 2008.
The yield on total earning assets for the second quarter of 2008 was 5.84% as compared to the 6.53% in the first quarter of 2008. The second quarter of 2008 yield on loans was 6.12%, a 71 basis point decrease when compared to the first quarter 2007 yield of 6.83%. The average loan-to-deposit ratio remained level at 95% compared to the first quarter of 2008 as a result of strong commercial and commercial real estate loan growth. In the fourth quarter of 2007, the Company reinstated its program of selling premium finance receivables as the average loan-to-deposit ratio was above the target of 85% to 90%. The liquidity management assets yield in the second quarter of 2008 was 4.56% compared to 5.01% in the first quarter of 2008.
The rate paid on interest-bearing liabilities decreased to 3.31% in the second quarter of 2008 as compared to 3.82% in the first quarter of 2008. The cost of interest-bearing deposits decreased in the second quarter of 2008 to 3.14% compared to 3.66% in the first quarter of 2008. The average balance of retail certificates of deposits declined $83.3 million while the average balance of savings, NOW, money market and wealth management deposits increased $157.3 million compared to the first quarter of 2008.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.29% in the second quarter of 2008 compared to 4.79% in the first quarter of 2008. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage interest rate risk position and for general corporate purposes.
The lower levels of net interest income and net interest margin in the second quarter of 2008 compared to the first quarter of 2008 were caused by margin compression. Interest rate compression occurred as the Federal Reserve quickly lowered rates preventing large portions of NOW, savings and money market accounts from repricing at the same magnitude as variable rate earning assets. Continued disciplined retail deposit pricing and the repricing of maturing retail certificates of deposit at lower rates coupled with widening credit spreads on new loan volumes is expected to lessen the impact of the compression of the net interest margin.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first six months of 2008 as compared to the first six months of 2007:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,467,768	$34,867	4.78%	$1,799,433	$46,168	5.17%
Other earning assets (2) (3) (8)	24,461	671	5.51	25,593	988	7.79
Loans, net of unearned income (2) (4) (8)	7,084,189	228,113	6.48	6,696,689	259,547	7.82

Total earning assets (8)	$8,576,418	$263,651	6.18%	$8,521,715	$306,703	7.26%

Allowance for loan losses	(52,605)			(47,729)
Cash and due from banks	125,274			131,834
Other assets	877,745			818,155

Total assets	$9,526,832			$9,423,975

Interest-bearing deposits	$6,827,209	$115,292	3.40%	$6,987,838	$149,625	4.32%
Federal Home Loan Bank advances	432,276	9,113	4.24	393,453	8,529	4.37
Notes payable and other borrowings	385,319	5,670	2.96	253,944	5,290	4.20
Subordinated notes	75,000	1,930	5.09	75,000	2,568	6.81
Junior subordinated debentures	249,615	9,189	7.28	249,781	9,258	7.37

Total interest-bearing liabilities	$7,969,419	$141,194	3.56%	$7,960,016	$175,270	4.44%

Non-interest bearing deposits	653,232			645,206
Other liabilities	152,077			81,263
Equity	752,104			737,490

Total liabilities and shareholders’ equity	$9,526,832			$9,423,975

Interest rate spread (5) (8)			2.62%			2.82%
Net free funds/contribution (6)	$606,999		0.26	$561,699		0.29

Net interest income/Net interest margin (8)		$122,457	2.88%		$131,433	3.11%

Core net interest margin (7) (8)			3.14%			3.37%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2008 and 2007 were $1.3 million and $1.5 million, respectively.

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

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007
Tax-equivalent net interest income for the six months ended June 30, 2008 totaled $122.5 million, a decrease of $8.9 million, or 7%, as compared to the $131.4 million recorded in the first half of 2007.
For the first half of 2008, the net interest margin was 2.88%, down 23 basis points when compared to the first half of 2007. The core net interest margin, which excludes the net interest expense related Wintrust’s junior subordinated debentures and the interest expense related to the common stock repurchases, was 3.14% for the first half of 2008 and 3.37% for the first half of 2007.
The yield on total earning assets for the first half of 2008 was 6.18% as compared to 7.26% in the first half of 2007. The first six months of 2008 yield on loans was 6.48%, a 134 basis point decrease when compared to the prior year first six months yield of 7.82%. The liquidity management assets yield in the first half of 2008 was 4.78% compared to 5.17% in the first half of 2007.
The rate paid on interest-bearing liabilities decreased to 3.56% in the first half of 2008 as compared to 4.44% in the first half of 2007. The cost of interest-bearing deposits decreased in the first of 2008 to 3.40% compared to 4.32% in the first half of 2007. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.53% in the first of 2008 compared to 5.29% in the first half of 2007. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage capital, manage interest risk position and for general corporate purposes.
The lower levels of net interest income and net interest margin in the first half of 2008 were caused by margin compression. The first half of 2008 reflects the shifting mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits. The average balance of savings, NOW, money market and wealth management deposits increased $327.6 million compared to the first half of 2007 while retail CDs decreased by $467.6 million. Interest rate compression on large portions of NOW, savings and money market accounts as the Federal Reserve quickly lowered rates prevented these deposits from repricing at the same magnitude as variable rate earning assets. During the first half of 2008, the cost of these deposits declined 118 basis points while the yield on total loans decreased 134 basis points. Repricing of maturing retail certificates of deposit over the next 12 months coupled with a more stable rate environment from the Federal Reserve Bank should prevent additional compression of net interest margin.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended June 30, 2008 and March 31, 2008, the six-month periods ended June 30, 2008 and June 30, 2007 and the three-month periods ended June 30, 2008 and June 30, 2007. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	Second Quarter	First Six Months	Second Quarter
	of 2008	of 2008	of 2008
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2008	Of 2007	of 2007
Tax-equivalent net interest income for comparative period	$62,466	$131,433	$66,139
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,458	5,363	3,328
Change due to interest rate fluctuations (rate)	(3,932)	(15,061)	(9,475)
Change due to number of days in each period	—	722	—

Tax-equivalent net interest income for the period ended June 30, 2008	$59,992	$122,457	$59,992

Non-interest Income
For the second quarter of 2008, non-interest income totaled $33.0 million and increased $12.2 million, or 58%, compared to the second quarter of 2007. On a year-to-date basis, non-interest income totaled $57.6 million and increased $17.0 million, or 42%, compared to the same period in 2007. The increase for the quarterly and year-to-date periods were primarily attributable to a higher level of fees from covered call options.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2008	2007	Change	Change
Brokerage	$4,948	$5,084	$(136)	(3)%
Trust and asset management	2,823	2,687	136	5

Total wealth management	7,771	7,771	—	—

Mortgage banking	7,536	6,754	782	12
Service charges on deposit accounts	2,565	2,071	494	24
Gain on sales of premium finance receivables	566	175	391	N/M
Administrative services	755	1,048	(293)	(28)
(Losses) gains on available-for-sale securities, net	(140)	192	(332)	N/M
Other:
Fees from covered call options	12,083	443	11,640	N/M
Bank Owned Life Insurance	851	992	(141)	(14)
Miscellaneous	1,021	1,404	(383)	(27)

Total other	13,955	2,839	11,116	N/M

Total non-interest income	$33,008	$20,850	$12,158	58%

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2008	2007	Change	Change
Brokerage	$9,986	$10,155	$(169)	(2)%
Trust and asset management	5,650	5,235	415	8

Total wealth management	15,636	15,390	246	2

Mortgage banking	13,632	12,217	1,415	12
Service charges on deposit accounts	4,938	3,959	979	25
Gain on sales of premium finance receivables	1,707	444	1,263	N/M
Administrative services	1,468	2,061	(593)	(29)
Gains (losses) on available-for-sale securities, net	(1,473)	239	(1,712)	N/M
Other:
Fees from covered call options	18,863	879	17,984	N/M
Bank Owned Life Insurance	1,464	1,801	(337)	(19)
Miscellaneous	1,329	3,593	(2,264)	(63)

Total other	21,656	6,273	15,383	N/M

Total non-interest income	$57,564	$40,583	$16,981	42%

N/M = Not Meaningful
Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WHAMC. Wealth management totaled $7.8 million in both the second quarter of 2008 and 2007. For the six months ended June 30, 2008, wealth management increased $246,000, or 2%, compared to the same period last year. The Company anticipates continued growth of the wealth management business.

Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended June 30, 2008, this revenue source totaled $7.5 million, an increase of $782,000, or 12%, when compared to the second quarter of 2007. For the six months ended June 30, 2008, mortgage banking revenue increased $1.4 million, or 12%, compared to the first half of 2007. The increase for the current quarter and the six months ended June 30, 2008, compared to the same periods in the prior year is primarily a result of higher gains recognized on mortgage servicing rights as well as on mortgage loans sold. Future growth of mortgage banking is impacted by the interest rate environment and will continue to be dependent upon the relative level of long-term interest rates. A continuation of the existing depressed residential real-estate environment may continue to hamper mortgage banking production growth. Additionally, see Note 2 of the Financial Statements presented under Item 1 of this report for a discussion of the Company’s adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”
Service charges on deposit accounts totaled $2.6 million for the second quarter of 2008, an increase of $494,000, or 24%, when compared to the same quarter of 2007. On a year-to-date basis, service charges on deposit accounts totaled $4.9 million, an increase of $979,000, or 25%, when compared to the same period of 2007. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to unrelated third parties. In the first six months of 2008, approximately 88% of the receivables originated by FIFC were purchased by the Banks to more fully utilize their lending capacity. However, from the third quarter of 2006 to the third quarter of 2007, all of the receivables originated by FIFC were purchased by the Banks. In the fourth quarter of 2007, due to the Company’s average loan-to-average deposit ratio being consistently above the target of 85% to 90%, the Company reinstated its program of selling premium finance receivables, with servicing retained, to unrelated third parties. Having a program in place to sell premium finance receivables to third parties allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue.
In the second quarter and first six months of 2008, the Company sold $69.5 million and $184.3 million, respectively, of premium finance receivables to unrelated third parties and recognized gains of $566,000 and $1.7 million, respectively. The Company did not sell premium finance receivables to unrelated third parties in the second quarter and first six months of 2007 but did recognize gains of $175,000 and $444,000, respectively, related to clean up calls and excess cash flows on loans previously sold. Recognized gains related to sales activity are significantly influenced by the spread between the yield on the loans sold and the rate passed on to the purchaser. The yield on loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This interest rate spread was 5.09% to 5.50% in the first six months of 2008.
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

At June 30, 2008, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled $189.1 million. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At June 30, 2008, the recourse obligation carried in other liabilities was approximately $263,000. At June 30, 2007, there were no outstanding premium finance receivables sold and serviced for others for which the Company needed to retain a recourse obligation related to credit losses. Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first six months of 2008 and 2007 for premium finance receivables sold and serviced for others, totaled $59,000 and $139,000, respectively. At June 30, 2008, non-performing loans related to this sold portfolio were approximately $4.0 million, or 2.14%, of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
The administrative services revenue contributed by Tricom added $755,000 to total non-interest income in the second quarter of 2008 and $1.0 million in the second quarter of 2007. On a year-to-date basis, administrative services revenue decreased $593,000, or 29%, as compared to the same period in 2007. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. Tricom’s revenue source continues to be hampered by competitive pricing and current economic conditions.
The Company recognized $140,000 of net losses on available-for-sale securities in the second quarter of 2008 compared to net gains of $192,000 in the prior year quarter. On a year-to-date basis, the Company recognized $1.5 million of net losses on available-for-sale securities compared to net gains of $239,000 for the same period in 2007. For the quarter and six months ended June 30, 2008, the Company recognized $212,000 and $2.1 million, respectively, of non-cash other-than-temporary impairment charges on certain corporate debt investment securities. See Note 4 of the Financial Statements presented under Item 1 of this report for details of other-than-temporary impairment charges.
Fees from covered call option transactions were $12.1 million in the second quarter of 2008 compared to $443,000 in the second quarter of 2007. On a year-to-date basis, the Company recognized fee income of $18.9 million in 2008 and $879,000 in 2007. The interest rate environment in 2008 has been conducive to entering into a significantly higher level of covered call option transactions than in the first six months of 2007. During the six months of 2008, call option contracts were written against $1.8 billion of underlying securities compared to $220 million in the first six months of 2007. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at June 30, 2008, December 31, 2007 or June 30, 2007.
Bank Owned Life Insurance (“BOLI”) income totaled $851,000 in the second quarter of 2008 and $992,000 in the same period of 2007. The Company originally purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and later in connection with certain deferred compensation arrangements. As of June 30, 2008, the Company’s recorded investment in BOLI was $86.3 million and is included in other assets. Income attributable to changes in cash surrender value of BOLI policies was $1.5 million for the first six months of 2008 and $1.8 million for the same period of 2007.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $1.0 million in the second quarter of 2008 compared to $1.4 million in the second quarter of 2007. On a year-to-date basis, miscellaneous other non-interest income totaled $1.3 million in 2008 and $3.6 million in 2007. The lower miscellaneous other non-interest income in 2008 is primarily the result of the Company recording a $948,000 non-cash other-than-temporary impairment charge on certain investment partnerships in the first quarter of 2008 coupled with other losses realized on equity method investment partnerships.

Non-interest Expense
Non-interest expense for the second quarter of 2008 totaled $64.6 million and increased approximately $4.5 million, or 7%, from the second quarter 2007 total of $60.1 million. On a year-to-date basis, non-interest expense totaled $127.4 million and increased $7.5 million, or 6%, compared to the same period in 2007. The Company added two locations in the past 12 months that added to all categories of non-interest expense. Salary and employee benefits, equipment, occupancy and marketing are directly impacted by the addition of new locations.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2008	2007	Change	Change
Salaries and employee benefits	$36,976	$35,060	$1,916	5%
Equipment	4,048	3,829	219	6
Occupancy, net	5,438	5,347	91	2
Data processing	2,918	2,578	340	13
Advertising and marketing	1,368	1,513	(145)	(10)
Professional fees	2,227	1,685	542	32
Amortization of other intangible assets	779	964	(185)	(19)
Other:
Commissions – 3rd party brokers	997	999	(2)	—
Postage	1,055	974	81	8
Stationery and supplies	756	798	(42)	(5)
FDIC insurance	1,289	786	503	64
Miscellaneous	6,734	5,605	1,129	20

Total other	10,831	9,162	1,669	18

Total non-interest expense	$64,585	$60,138	$4,447	7%

	Six Months Ended
	June 30,	June 30,	$	%
(Dollars in thousands)	2008	2007	Change	Change
Salaries and employee benefits	$73,648	$70,977	$2,671	4%
Equipment	7,974	7,419	555	7
Occupancy, net	11,305	10,782	523	5
Data processing	5,716	5,054	662	13
Advertising and marketing	2,367	2,591	(224)	(9)
Professional fees	4,295	3,288	1,007	31
Amortization of other intangible assets	1,567	1,933	(366)	(19)
Other:
Commissions – 3rd party brokers	1,982	2,025	(43)	(2)
Postage	2,041	1,819	222	12
Stationery and supplies	1,498	1,569	(71)	(5)
FDIC insurance	2,575	1,390	1,185	85
Miscellaneous	12,450	11,035	1,415	13

Total other	20,546	17,838	2,708	15

Total non-interest expense	$127,418	$119,882	$7,536	6%

Salaries and employee benefits comprised 57% and 58% of total non-interest expense in the second quarter of 2008 and 2007, respectively, while they were 58% and 59% of total non-interest expense for the six months ended June 30, 2008 and 2007, respectively. Salaries and employee benefits expense increased $1.9 million and $2.7 million in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007 primarily from increases in base compensation and Company-sponsored health and dental insurance premiums. Additionally, the second quarter of 2008 included a one-time charge of approximately $0.5 million for net contractual long-term disability payments due to a former officer under terms of an employment contract.
The combined equipment and occupancy expense for the second quarter of 2008 was $9.5 million, an increase of $310,000, or 3%, compared to the same period of 2007. On a year-to-date basis, the combined equipment and occupancy expense was $19.3 million in 2008, an increase of $1.1 million, or 6%, compared to the same period of 2007.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the second quarter of 2008 were $2.2 million, and increase of $542,000, or 32%, compared to the same period of 2007. On a year-to-date basis, professional fees were $4.3 million, an increase of $1.0 million, or 31%, compared to the same period of 2007. These increases are primarily a result of increased legal costs related to non-performing loans.
FDIC insurance totaled $1.3 million in the second quarter of 2008, an increase of $503,000, or 64%, compared to $786,000 in the second quarter of 2007. On a year-to-date basis, FDIC insurance totaled $2.6 million, an increase of $1.2 million, or 85%, compared to the same period of 2007. The significant increase in 2008 is a result of a higher rate structure imposed on all financial institutions beginning in 2007. The Banks, like most banks, received credits for overcharges by the FDIC in past years, effectively reducing their premiums in 2007.
Miscellaneous expense includes expenses such as ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions.
Income Taxes
The Company recorded income tax expense of $6.2 million for the three months ended June 30, 2008 compared to $8.1 million for the same period of 2007. The effective tax rate was 35.6% and 34.4% in the second quarter of 2008 and 2007, respectively. The effective rate for the six months ended June 30, 2008 and 2007 was 35.3% and 35.0%, respectively. The slightly higher effective tax rates in the 2008 periods as compared to the same periods in 2007 are primarily due to a higher level of state income taxes in the 2008 periods offset by the effect of increased amounts of federally tax-advantaged income relative to the level of pre-tax income in the periods.

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
The banking segment’s net interest income for the quarter ended June 30, 2008 totaled $58.0 million as compared to $65.0 million for the same period in 2007, a decrease of $7.0 million, or 11%. This decrease primarily resulted from margin compression as certain variable rate retail deposit products were unable to decline at the same magnitude as variable rate earning assets. The Company is making progress in shifting its mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits. The banking segment’s non-interest income totaled $23.9 million in the second quarter of 2008, an increase of $12.5 million, or 109%, when compared to the second quarter of 2007 total of $11.4 million. The increase was primarily attributable to fees from covered call options. The banking segment’s net income for the quarter ended June 30, 2008 totaled $14.9 million, a decrease of $3.3 million, or 18%, as compared to the second quarter of 2007 total of $18.2 million. On a year-to-date basis, net interest income totaled $118.6 million for the first six months of 2008, a decrease of $9.9 million, or 8%, as compared to the $128.6 million recorded in the first six months last year. This decrease was caused by margin compression. Non-interest income increased 92% to $41.1 million in the first six months of 2008 compared to the first six months of 2007 as a result of fees from covered call options. The banking segment’s after-tax profit for the six months ended June 30, 2008, totaled $29.5 million, a decrease of $5.0 million, or 14%, as compared to the prior year total of $34.5 million.
Net interest income for the premium finance segment totaled $16.3 million for the quarter ended June 30, 2008, an increase of $1.8 million, or 12%, compared to the $14.5 million in the same period in 2007. In November 2007, the Company completed the acquisition of Broadway Premium Funding Corporation which is now included in the premium finance segment since the date of acquisition. The premium finance segment’s non-interest income totaled $566,000 and $175,000 for the quarters ended June 30, 2008 and 2007, respectively. This increase is due to gains recognized from the sale of premium finance receivables to unrelated third party financial institutions in the second quarter of 2008. There were no sales of premium finance receivables to unrelated third party financial institutions in the second quarter of 2007. Net after-tax profit of the premium finance segment totaled $7.9 million and $4.0 million for the quarters ended June 30, 2008 and 2007, respectively. On a year-to-date basis, net interest income totaled $33.0 million for the first six months of 2008, an increase of $3.6 million, or 12%, as compared to the $29.4 million recorded in the same period last year. Non-interest income increased $1.3 million to $1.7 million in the first six months of 2008 as a result of sales of premium finance receivables to unrelated third party financial institutions. There were no such sales in the first six months of 2007. The premium finance segment’s after-tax profit for the six months ended June 30, 2008, totaled $16.3 million, an increase of $4.9 million, or 43%, as compared to the prior year total of $11.4 million.

The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $863,000 in the second quarter of 2008 and $959,000 in the second quarter of 2007. Non-interest income for the second quarter of 2008 was $755,000 compared to $1.0 million in the second quarter of 2007. Revenue trends at Tricom reflect the general staffing trends of the economy and the entrance of new competitors in most market places served by Tricom. The segment’s net income was $206,000 in the second quarter of 2008 compared to $353,000 in the prior year quarter. On a year-to-date basis, net interest income totaled $1.7 million for the first six months of 2008 and $1.9 million for the first six months of 2007. Non-interest income decreased $592,000 to $1.5 million in the first six months of 2008 compared to the same period last year. The Tricom segment’s after-tax profit for the six months ended June 30, 2008, totaled $348,000 a decrease of $312,000, or 47%, as compared to $660,000 in the first six months of 2007.
The wealth management segment reported net interest income of $4.5 million for the second quarter of 2008 compared to $3.3 million in the same quarter of 2007. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $4.2 million ($2.6 million after tax) in the second quarter of 2008 compared to $2.9 million ($1.8 million after tax) in the second quarter of 2007. The increase in net interest income was primarily a result of the growth in average wealth management deposits. This segment recorded non-interest income of $10.0 million for the second quarter of 2008 compared to $9.7 million for the second quarter of 2007. The wealth management segment’s net income totaled $2.9 million for the second quarter of 2008 compared to a net income of $1.8 million for the second quarter of 2007. On a year-to-date basis, net interest income totaled $9.3 million for the first six months of 2008, an increase of $3.0 million or 48%, as compared to the $6.3 million recorded in the same period last year. The allocated net interest income included in this segment’s profitability was $8.8 million ($5.4 million after tax) in the first six months of 2008 and $5.7 million ($3.5 million after tax) in the first six months of 2007. Non-interest income increased $614,000 to $19.8 million in the first six months of 2008 compared to the same period last year. This segment’s after-tax net income for the six months ended June 30, 2008, totaled $5.6 million, an increase of $2.3 million, or 68%, compared to the same period last year.

FINANCIAL CONDITION
Total assets were $9.9 billion at June 30, 2008, representing an increase of $574.6 million, or 6% when compared to the $9.3 billion at June 30, 2007 and $190.6 million, or 8% on an annualized basis, when compared to March 31, 2008. The increase in total assets as of June 30, 2008 compared to June 30, 2007 was primarily a result of loan growth. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $8.9 billion at June 30, 2008 and $8.6 billion at June 30, 2007 and March 31, 2008. See Notes 4-8 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2008		March 31, 2008		June 30, 2007
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,549,505	52%	$4,469,377	53%	$4,140,605	49%
Home equity	732,218	8	686,681	8	645,852	8
Residential real estate (1)	357,480	4	329,220	4	360,650	4
Premium finance receivables	1,131,107	13	1,127,110	13	1,256,560	15
Indirect consumer loans	224,538	3	237,519	3	247,598	3
Tricom finance receivables	25,247	—	24,749	—	33,710	—
Other loans	138,222	2	137,986	2	87,537	1

Total loans, net of unearned income	$7,158,317	82%	$7,012,642	83%	$6,772,512	80%
Liquidity management assets (2)	1,543,795	18	1,391,400	17	1,686,596	20
Other earning assets (3)	22,519	—	26,403	—	25,791	—

Total average earning assets	$8,724,631	100%	$8,430,445	100%	$8,484,899	100%

Total average assets	$9,682,454		$9,373,539		$9,395,532

Total average earning assets to total average assets		90%		90%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.
(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the second quarter of 2008 increased $239.7 million, or 3%, to $8.7 billion, compared to the second quarter of 2007 and $294.2 million, or 14% on an annualized basis, compared to the first quarter of 2008. The ratio of total average earning assets as a percent of total average assets at June 30, 2008 was unchanged from the prior quarter and the second quarter of 2007.
Total average loans during the second quarter of 2008 increased $385.8 million, or 6%, over the previous year second quarter. Commercial and commercial real estate loans, the largest loan category, represented the majority of the increase in loan balances as the Company increased its business development efforts in this area. Partially offsetting these increases were lower average premium finance receivables which resulted from the Company’s decision in the fourth quarter of 2007 to reinstate its program of selling premium finance receivables to unrelated third parties. The Company sold $69.5 million of premium finance receivables in the second quarter of 2008 while there were no sales in the same quarter of 2007. Average total loans increased $145.7 million, or 8% on an annualized basis, over the average balance in the first quarter of 2008. The growth of loans from the first quarter of 2008 to the current quarter of 2008 is the result of the Company’s continued business development efforts on its core loan portfolio. Home equity loans increased as a result of new originations since the first quarter of 2008.

As discussed in the “Overview and Strategy” section of this report, subsequent to June 30, 2008, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. Therefore, the balance of indirect consumer loans will continue to decrease in future periods.
Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. Total average liquidity management assets for the second quarter of 2008 decreased $142.8 million, or 8%, and increased $152.4 million, or 44% (annualized), compared to the second quarter of 2007 and the first quarter of 2008, respectively. The decrease in liquidity management assets in June 2008 compared to June 2007 is primarily related to the maturity of Federal Home Loan Bank bonds during 2007.
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

	Average Balances for the
	Six Months Ended
	June 30, 2008		June 30, 2007
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,509,441	53%	$4,099,593	48%
Home equity	709,449	8	650,783	8
Residential real estate (1)	343,380	4	340,924	4
Premium finance receivables	1,127,792	13	1,230,876	14
Indirect consumer loans	231,029	3	247,499	3
Tricom finance receivables	24,998	—	35,570	1
Other loans	138,100	2	91,444	1

Total loans, net of unearned income	7,084,189	83	6,696,689	79
Liquidity management assets (2)	1,467,768	17	1,799,433	21
Other earning assets (3)	24,461	—	25,593	—

Total average earning assets	$8,576,418	100%	$8,521,715	100%

Total average assets	$9,526,832		$9,423,975

Total average earning assets to total average assets		90%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.
(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)	Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the six months ended June 30, 2008 increased $54.7 million, or 1%, over the first six months of 2007. The ratio of total average earning assets as a percent of total average assets for the six months ended June 30, 2008 was unchanged from the prior year period. Total average loans increased by $387.5 million, or 6%, in the first six months of 2008 compared to the same period of 2007. The growth of loans in 2008 is the result of the Company’s continued business development efforts on its core loan portfolio. Commercial and commercial real estate loans, the largest loan category, represented the majority of the increase in loan balances as the Company increased its business development efforts in this area. The increase in loans was partially offset by a decrease in liquidity management assets.
Deposits
Total deposits at June 30, 2008, were $7.8 billion and increased $211.8 million, or 3%, compared to total deposits at June 30, 2007 See Note 6 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2008		March 31, 2008		June 30, 2007
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$663,526	9%	$642,917	9%	$646,278	9%
NOW accounts	1,043,670	14	977,905	13	933,386	12
Wealth management deposits	623,805	8	642,126	9	530,630	7
Money market accounts	843,724	11	753,399	10	703,819	9
Savings accounts	326,630	4	307,091	4	308,321	4
Time certificates of deposit	4,068,608	54	4,067,459	55	4,419,962	59

Total average deposits	$7,569,963	100%	$7,390,897	100%	$7,542,396	100%

Total average deposits for the second quarter of 2008 were $7.6 billion, an increase of $27.6 million, or 0.4%, from the second quarter of 2007. Total average deposits for the second quarter of 2008 increased $179.1 million, or 10% on an annualized basis, from the first quarter of 2008 as a result of marketing efforts at the Banks to support loan growth. Total time certificates of deposit represented 54% of total average deposits in the second quarter of 2008, compared to 55% in the first quarter of 2008 and 59% in the second quarter of 2007.
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
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.2 billion in the second quarter of 2008, an increase of approximately $152.9 million compared to the second quarter of 2007 average balance of $1.0 billion.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2008	2008	2007
Notes payable	$63,468	$63,155	$52,480
Federal Home Loan Bank advances	437,642	426,911	400,918
Other borrowings:
Federal funds purchased	15,767	7,994	45,371
Securities sold under repurchase agreements and other	359,895	260,870	224,960

Total other borrowings	375,662	268,864	270,331

Subordinated notes	75,000	75,000	75,000
Junior subordinated debentures	249,594	249,635	249,760

Total other funding sources	$1,201,366	$1,083,565	$1,048,489

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
See Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2008 as compared to December 31, 2007.

Shareholders’ Equity
Total shareholders’ equity was $749.0 million at June 30, 2008, reflecting an increase of $28.4 million since June 30, 2007 and $9.5 million since the end of 2007. The increase from December 31, 2007, was the result of the retention of approximately $16.8 million of earnings (net income of $21.0 million less dividends of $4.2 million), a $3.5 million increase from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $4.9 million credited to surplus for stock-based compensation costs, partially offset by a $14.6 million increase in unrealized net losses from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, and a $992,000 cumulative effect adjustment to retained earnings from the adoption of a new accounting standard. See Note 2 of the Financial Statements presented under Item 1 of this report for details on new accounting standards.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2008	2008	2007
Leverage ratio	7.8%	7.9%	7.9%
Tier 1 capital to risk-weighted assets	8.7	8.9	9.2
Total capital to risk-weighted assets	10.2	10.4	10.8
Total average equity-to-total average assets *	7.9	7.9	7.7

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company attempts to maintain an efficient capital structure in order to provide higher returns on equity. Additional capital is required from time to time, however, to support the growth of the organization. The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with an unaffiliated bank and proceeds from the issuance of subordinated debt, junior subordinated debentures and additional equity. Refer to Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for further information on these various funding sources. The issuances of subordinated debt, junior subordinated debentures, preferred stock and additional common stock are the primary forms of regulatory capital that are considered as the Company evaluates its capital position. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
In January and July 2008, Wintrust declared a semi-annual cash dividend of $0.18 per common share. In January and July 2007, Wintrust declared semi-annual cash dividends of $0.16 per common share. The dividend payout ratio (annualized) was 20.6% for the first six months of 2008 and 13.4% for the first six months of 2007.
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

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$53,758	$46,526	$50,389	$46,055

Provision for credit losses	10,301	2,490	18,856	4,297

Charge-offs:
Commercial and commercial real estate loans	5,430	1,743	9,387	2,690
Home equity loans	25	82	25	133
Residential real estate loans	—	147	219	147
Consumer and other loans	150	165	219	398
Premium finance receivables	913	610	1,796	1,135
Indirect consumer loans	271	181	529	280
Tricom finance receivables	52	25	77	50

Total charge-offs	6,841	2,953	12,252	4,833

Recoveries:
Commercial and commercial real estate loans	29	1,073	69	1,416
Home equity loans	—	42	—	60
Residential real estate loans	—	—	—	—
Consumer and other loans	52	34	64	63
Premium finance receivables	273	133	400	251
Indirect consumer loans	61	44	107	80
Tricom finance receivables	—	3	—	3

Total recoveries	415	1,329	640	1,873

Net charge-offs	(6,426)	(1,624)	(11,612)	(2,960)

Allowance for loan losses at period-end	$57,633	$47,392	$57,633	$47,392

Allowance for lending-related commitments at period-end	$493	$457	$493	$457

Allowance for credit losses at period-end	$58,126	$47,849	$58,126	$47,849

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.48%	0.07%	0.42%	0.06%
Home equity loans	0.01	0.02	0.01	0.02
Residential real estate loans	—	0.16	0.13	0.09
Consumer and other loans	0.29	0.60	0.23	0.74
Premium finance receivables	0.23	0.15	0.25	0.14
Indirect consumer loans	0.38	0.22	0.37	0.16
Tricom finance receivables	0.82	0.27	0.62	0.27

Total loans, net of unearned income	0.36%	0.10%	0.33%	0.09%

Net charge-offs as a percentage of the provision for credit losses	62.38%	65.25%	61.58%	68.91%

Loans at period-end			$7,153,603	$6,720,960
Allowance for loan losses as a percentage of loans at period-end			0.81	0.71%
Allowance for credit losses as a percentage of loans at period-end			0.81	0.71%

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
As discussed in the “Critical Accounting Policies” section of this report, in the second quarter of 2008, the Company began allocating the allowance for loan losses to loan portfolio groups based on loan collateral and credit risk rating. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan identification system (“Problem Loan Report”) loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off, and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The Company reviews Problem Loan Report loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on loan collateral and assigned credit risk rating reserve percentages. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. The Company also maintains an allowance for lending-related commitments which relates to certain amounts that the Company is committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
The provision for credit losses totaled $10.3 million for the second quarter of 2008 and $2.5 million for the second quarter of 2007. For the quarter ended June 30, 2008, net charge-offs totaled $6.4 million, an increase from the $1.6 million of net charge-offs recorded in the same period of 2007. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.36% in the second quarter of 2008 and 0.10% in the second quarter of 2007.
On a year-to-date basis, the provision for credit losses totaled $18.9 million for the first half of 2008 and $4.3 million for the first six months of 2007. Net charge-offs totaled $11.6 million, an increase from the $3.0 million of net charge-offs recorded in the same period of 2007. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.33% in the first six months of 2008 and 0.09% in the first six months of 2007.
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

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity (1)	$200	$387	$51	$755
Commercial, consumer and other	2,259	8,557	14,742	279
Premium finance receivables	5,180	8,133	8,703	5,162
Indirect consumer loans	471	635	517	176
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	8,110	17,712	24,013	6,372

Non-accrual loans:
Residential real estate and home equity (1)	3,384	3,655	3,215	5,712
Commercial, consumer and other	61,878	51,184	33,267	12,558
Premium finance receivables	13,005	13,542	10,725	9,406
Indirect consumer loans	389	399	560	500
Tricom finance receivables	40	49	74	274

Total non-accrual	78,696	68,829	47,841	28,450

Total non-performing loans:
Residential real estate and home equity (1)	3,584	4,042	3,266	6,467
Commercial, consumer and other	64,137	59,741	48,009	12,837
Premium finance receivables	18,185	21,675	19,428	14,568
Indirect consumer loans	860	1,034	1,077	676
Tricom finance receivables	40	49	74	274

Total non-performing loans	86,806	86,541	71,854	34,822

Other real estate owned	9,233	4,873	3,858	1,504

Total non-performing assets	$96,039	$91,414	$75,712	$36,326

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity (1)	0.35%	0.44%	0.36%	0.75%
Commercial, consumer and other	1.35	1.28	1.06	0.30
Premium finance receivables	1.59	2.13	1.80	1.12
Indirect consumer loans	0.39	0.45	0.45	0.27
Tricom finance receivables	0.18	0.21	0.27	0.80

Total non-performing loans	1.21%	1.26%	1.06%	0.52%

Total non-performing assets as a percentage of total assets	0.97%	0.94%	0.81%	0.39%

Allowance for loan losses as a percentage of non-performing loans	66.39%	62.12%	70.13%	136.10%

(1)
Nonaccrual and past due greater than 90 days and still accruing residential mortgage loans held for sale accounted for at lower of cost or market are excluded from the non-performing balances above. These balances totaled approximately $200,000 as of June 30, 2008, $2.1 million as of March 31, 2008 and $2.0 million as of December 31, 2007. Residential mortgage loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to non-interest income.

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $3.6 million as of June 30, 2008 compared to $3.3 million at December 31, 2007 and $6.5 million as of June 30, 2007. The June 30, 2008 non-performing balance is comprised of $2.6 million of residential real estate loans (10 individual credits) and $997,000 of home equity loans (10 individual credits). The average balance of loans in this category is approximately $180,000. On average, this is less than two non-performing residential real estate and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans are very manageable. Management does not expect any material losses from the resolution of any of the credits in this category.
Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $64.1 million as of June 30, 2008 compared to $48.0 million as of December 31, 2007 and $12.8 million as of June 30, 2007.
Management is pursuing the resolution of all credits in this category. However, given the current state of the residential real estate market, resolution of certain credits could span a lengthy period of time until market conditions stabilize. Management also believes reserves are adequate to absorb potential losses that may occur upon the ultimate resolution of these credits.
Non-performing Loan Composition
The $67.7 million of non-performing assets classified as residential real estate and home equity, commercial, consumer, and other consumer ($64.1 million of commercial, consumer and other loans and $3.6 million of residential and home equity loans) consist of $26.2 million of residential real estate construction and land development related loans, $6.6 million of commercial related loans, $11.5 million of commercial real estate related loans, $16.5 million of commercial real estate construction and land development related loans, $6.8 million of residential real estate and home equity related loans and $209,000 of consumer related loans. Seven of these relationships exceed $2.5 million in outstanding balances, approximating $48.9 million in total outstanding balances.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2008	2008	2007	2007

Non-performing premium finance receivables	$18,185	$21,675	$19,428	$14,568
- as a percent of premium finance receivables outstanding	1.59%	2.13%	1.80%	1.12%
Net charge-offs of premium finance receivables	$640	$755	$517	$477
- annualized as a percent of average premium finance receivables	0.23%	0.27%	0.16%	0.15%

The level of non-performing premium finance receivables as a percent of total premium finance receivables at June 30, 2008 is higher than the level reported at June 30, 2007 and lower than the level reported at March 31, 2008 and December 31, 2007. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Management is comfortable with administering the collections at this level of non-performing premium finance receivables and expects that such ratios will remain at relatively low levels.
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

Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $860,000 at June 30, 2008, compared to $1.1 million at December 31, 2007 and $676,000 at June 30, 2007. The ratio of these non-performing loans to total indirect consumer loans was 0.39% at June 30, 2008 compared to 0.45% at December 31, 2007 and 0.27% at June 30, 2007. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.38% for the quarter ended June 30, 2008 compared to 0.22% in the same period in 2007. The level of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
As discussed in the “Overview and Strategy” section of this report, subsequent to June 30, 2008, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. The Company will continue to service its existing portfolio during the duration of the credits and does not anticipate any change in historical credit trends for this niche business given this decision.
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in identifying Problem Loan Report loans as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management to determine whether any specific reserve amount should be allocated to each respective credit. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of June 30, 2008, March 31, 2008, and June 30, 2007 totaled $168.6 million, $157.6 million and $120.9 million, respectively. The increase from June 30, 2007 and March 31, 2008 to June 30, 2008 is primarily a result of Problem Loan Report credits in the commercial and commercial real estate category. These loans are performing and, accordingly, management does not have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.
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

Standard gap analysis reflects contractual repricing information for assets, liabilities and derivative financial instruments. While the gap position and related ratios illustrated in the following table are useful tools that management can use to assess the general positioning of the Company’s and its subsidiaries’ balance sheets, it is only as of a point in time and static in nature. The following table illustrates the Company’s estimated interest rate sensitivity and periodic and cumulative gap positions based on contractual repricing and maturities as of June 30, 2008:

	Time to Maturity or Repricing
	0-90	91-365	1-5	Over 5
(Dollars in thousands)	Days	Days	Years	Years	Total

Assets:
Federal funds sold and securities purchased under resale agreements	$73,311	—	—	—	73,311
Interest-bearing deposits with banks	6,438	—	—	—	6,438
Available-for-sale securities	322,285	195,900	387,626	684,837	1,590,648

Total liquidity management assets	402,034	195,900	387,626	684,837	1,670,397
Loans, net of unearned income (1)	4,148,807	1,534,733	1,416,725	171,717	7,271,982
Other earning assets	21,538	—	—	—	21,538

Total earning assets	4,572,379	1,730,633	1,804,351	856,554	8,963,917
Other non-earning assets	—	—	—	959,160	959,160

Total assets (RSA)	$4,572,379	1,730,633	1,804,351	1,815,714	9,923,077

Liabilities and Shareholders’ Equity:
Interest-bearing deposits (2)	$4,278,464	1,855,012	937,711	1,668	7,072,855
Federal Home Loan Bank advances	80,983	113,000	245,000	—	438,983
Notes payable and other borrowings	424,984	—	—	—	424,984
Subordinated notes	75,000	—	—	—	75,000
Junior subordinated debentures	198,032	—	51,547	—	249,579

Total interest-bearing liabilities	5,057,463	1,968,012	1,234,258	1,668	8,261,401
Demand deposits	—	—	—	688,512	688,512
Other liabilities	—	—	—	224,139	224,139
Shareholders’ equity	—	—	—	749,025	749,025

Effect of derivative financial instruments: (3)
Interest rate swaps (Company pays fixed, receives floating)	(175,000)	—	85,000	90,000	—
Interest rate swap (Company pays floating, receives fixed)	—	—	—	—	—

Total liabilities and shareholders’ equity including effect of derivative financial instruments (RSL)	$4,882,463	1,968,012	1,319,258	1,753,344	9,923,077

Repricing gap (RSA — RSL)	$(310,084)	(237,379)	485,093	62,370
Cumulative repricing gap	$(310,084)	(547,463)	(62,370)	—

Cumulative RSA/Cumulative RSL	94%	92%	99%
Cumulative RSA/Total assets	46%	64%	82%
Cumulative RSL/Total assets	49%	69%	82%

Cumulative GAP/Total assets	(3)%	(6)%	(1)%
Cumulative GAP/Cumulative RSA	(7)%	(9)%	(1)%

(1)	Loans, net of unearned income, include mortgage loans held-for-sale and nonaccrual loans.

(2)	Non-contractual interest-bearing deposits are subject to immediate withdrawal and, therefore, are included in 0-90 days.

(3)
Excludes interest rate swaps to qualified commercial customers as they are offset with interest rate swaps entered into with third parties and have no effect on the Company’s interest rate sensitivity. See Note 10 of the Consolidated Financial Statements for further discussion of these interest rate swaps.

As seen in the table, the Company’s gap analysis as of June 30, 2008, reflects that the Company is in a negative gap position. The Company’s funding sources and deposit mix, and the inability to have negative interest rates can create undue margin compression even for liability sensitive institutions operating in a low interest rate environment.

As a result of the static position and inherent limitations of gap analysis, management uses additional measurement tools to evaluate its asset-liability sensitivity that determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in interest rates over a one-year time horizon. Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 2008, December 31, 2007 and June 30, 2007, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
June 30, 2008	5.8%	2.9%	(2.7)%	(5.5)%
December 31, 2007	6.1%	3.1%	(2.9)%	(6.3)%
June 30, 2007	4.9%	2.4%	(2.5)%	(5.2)%

This simulation analysis is based upon actual cash flows and repricing characteristics for balance sheet instruments and incorporates management’s projections of the future volume and pricing of each of the product lines offered by the Company as well as other pertinent assumptions. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
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
During the first six months of 2008, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2008.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. All shares authorized to be repurchased pursuant to this authorization were repurchased as of November 2007. In January 2008, the Company’s Board of Directors authorized the Company to repurchase up to 1.0 million shares of its outstanding common stock over the next 12 months. No shares were repurchased pursuant to this authorization. Following is a summary of the stock repurchases made during the second quarter of 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1 — April 30	—	$—	—	1,000,000
May 1 — May 31	—	—	—	1,000,000
June 1 — June 30	180	32.74	—	1,000,000

Total	180	$32.74	—	1,000,000

All shares repurchased in the second quarter of 2008 were repurchased under the Company’s Stock Incentive Plan to satisfy tax withholding obligations associated with restricted share awards.

Item 4: Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders was held on May 22, 2008.

(b)	At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
1.	To elect thirteen Directors to hold office until the 2009 Annual Meeting of Shareholders:

	Votes	Withheld
Director Nominees	For	Authority
Allan E. Bulley, Jr.	18,937,500	2,624,382
Peter D. Crist	18,777,478	2,784,404
Bruce K. Crowther	12,266,193	9,295,689
Joseph F. Damico	12,059,810	9,502,072
Bert A. Getz, Jr.	19,004,140	2,557,742
H. Patrick Hackett, Jr.	21,198,486	363,396
Scott K. Heitmann	21,282,827	279,055
Charles H. James III	21,224,036	337,846
Albin F. Moschner	18,728,014	2,833,868
Thomas J. Neis	18,953,180	2,608,702
Hollis W. Rademacher	18,723,436	2,838,446
Ingrid S. Stafford	18,956,163	2,605,719
Edward J. Wehmer	18,968,884	2,592,998
2.	To consider a proposal to increase the number of shares of common stock available under the Wintrust Financial Corporation Directors Deferred Fee and Stock Plan by 200,000 shares:

Votes For	Votes Against	Abstentions	Broker Non-Votes

18,498,568	743,641	59,172	2,260,503
3.	To consider ratification of the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm for the year 2008:

Votes For	Votes Against	Abstentions	Broker Non-Votes

21,180,056	323,551	58,277	0

Item 6: Exhibits.
(a) Exhibits
3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

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

10.2	Sixth Amendment dated as of June 24, 2008, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association, in its individual capacity.

10.3	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corportation’s 2008 Long-Term Cash and Incentive Retention Plan with Minimum Payout.

10.4	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corportation’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: August 11, 2008	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)