Form 10-Q
period 2008-09-30
WINTRUST FINANCIAL CORP
filed 2008-11-10
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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
Common Stock – no par value, 23,728,784 shares, as of November 6, 2008

		Page
PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1-24

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-57

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	58-59

ITEM 4.	Controls and Procedures	60

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings	NA

ITEM 1A.	Risk Factors	61-62

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

ITEM 3.	Defaults Upon Senior Securities	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders	NA

ITEM 5.	Other Information	NA

ITEM 6.	Exhibits	63

	Signatures	64
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Assets
Cash and due from banks	$158,201	$170,190	$149,970
Federal funds sold and securities purchased under resale agreements	35,181	90,964	62,297
Interest bearing deposits with banks	4,686	10,410	9,740
Available-for-sale securities, at fair value	1,469,500	1,303,837	1,536,027
Trading account securities	2,243	1,571	1,350
Brokerage customer receivables	19,436	24,206	23,800
Mortgage loans held-for-sale, at fair-value	63,570	—	—
Mortgage loans held-for-sale, at lower of cost or market	4,828	109,552	104,951
Loans, net of unearned income	7,322,545	6,801,602	6,808,359
Less: Allowance for loan losses	66,327	50,389	48,757

Net loans	7,256,218	6,751,213	6,759,602
Premises and equipment, net	349,388	339,297	336,755
Accrued interest receivable and other assets	209,969	273,678	192,938
Goodwill	276,311	276,204	268,983

Other intangible assets	15,389	17,737	18,701

Total assets	$9,864,920	$9,368,859	$9,465,114

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$717,587	$664,264	$658,214
Interest bearing	7,111,940	6,807,177	6,919,850

Total deposits	7,829,527	7,471,441	7,578,064

Notes payable	42,025	60,700	71,900
Federal Home Loan Bank advances	438,983	415,183	408,192
Other borrowings	296,391	254,434	271,106
Subordinated notes	75,000	75,000	75,000
Junior subordinated debentures	249,537	249,662	249,704
Accrued interest payable and other liabilities	124,126	102,884	89,175

Total liabilities	9,055,589	8,629,304	8,743,141

Shareholders’ equity:
Preferred stock	49,379	—	—
Common stock	26,548	26,281	26,060
Surplus	550,994	539,127	532,407
Treasury Stock	(122,290)	(122,196)	(107,742)
Common stock warrants	459	459	618
Retained earnings	318,066	309,556	293,913
Accumulated other comprehensive loss	(13,825)	(13,672)	(23,283)

Total shareholders’ equity	809,331	739,555	721,973

Total liabilities and shareholders’ equity	$9,864,920	$9,368,859	$9,465,114

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007

Interest income
Interest and fees on loans	$108,495	$134,578	$336,251	$393,722
Interest bearing deposits with banks	27	203	215	691
Federal funds sold and securities purchased under resale agreements	197	238	1,303	3,499
Securities	17,599	19,104	50,233	60,423
Trading account securities	23	27	69	45
Brokerage customer receivables	228	495	834	1,460

Total interest income	126,569	154,645	388,905	459,840

Interest expense
Interest on deposits	53,405	74,324	168,697	223,949
Interest on Federal Home Loan Bank advances	4,583	4,479	13,696	13,008
Interest on notes payable and other borrowings	2,661	3,721	8,331	9,011
Interest on subordinated notes	786	1,305	2,716	3,873
Interest on junior subordinated debentures	4,454	4,629	13,643	13,887

Total interest expense	65,889	88,458	207,083	263,728

Net interest income	60,680	66,187	181,822	196,112
Provision for credit losses	24,129	4,365	42,985	8,662

Net interest income after provision for credit losses	36,551	61,822	138,837	187,450

Non-interest income
Wealth management	7,044	7,631	22,680	23,021
Mortgage banking	4,488	(3,122)	18,120	9,095
Service charges on deposit accounts	2,674	2,139	7,612	6,098
Gain on sales of premium finance receivables	456	—	2,163	444
Administrative services	803	980	2,271	3,041
Gains (losses) on available-for-sale securities, net	920	(76)	(553)	163
Other	5,530	3,985	27,186	10,258

Total non-interest income	21,915	11,537	79,479	52,120

Non-interest expense
Salaries and employee benefits	35,823	34,256	109,471	105,233
Equipment	4,050	3,910	12,025	11,329
Occupancy, net	5,666	5,303	16,971	16,085
Data processing	2,850	2,645	8,566	7,699
Advertising and marketing	1,343	1,515	3,709	4,106
Professional fees	2,195	1,757	6,490	5,045
Amortization of other intangible assets	781	964	2,348	2,897
Other	10,276	9,137	30,822	26,975

Total non-interest expense	62,984	59,487	190,402	179,369

(Loss) income before taxes	(4,518)	13,872	27,914	60,201
Income tax (benefit) expense	(2,070)	3,953	9,381	20,191

Net (loss) income	(2,448)	9,919	18,533	40,010
Dividends declared on preferred shares	544	—	544	—

Net (loss) income applicable to common shares	$(2,992)	$9,919	$17,989	$40,010

Net (loss) income per common share — Basic	$(0.13)	$0.42	$0.76	$1.65

Net (loss) income per common share — Diluted	$(0.13)	$0.40	$0.75	$1.59

Cash dividends declared per common share	$0.18	$0.16	$0.36	$0.32

Weighted average common shares outstanding	23,644	23,797	23,590	24,322
Dilutive potential common shares	—	795	525	806

Average common shares and dilutive common shares	23,644	24,592	24,115	25,128

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
					Common		Compre-	Total
	Preferred	Common		Treasury	Stock	Retained	hensive	Shareholders’
(In thousands)	Stock	Stock	Surplus	Stock	Warrants	Earnings	Income (Loss)	Equity

Balance at December 31, 2006	$—	$25,802	$519,233	$(16,343)	$681	$261,734	$(17,761)	$773,346

Comprehensive income:
Net income	—	—	—	—	—	40,010	—	40,010
Other comprehensive income, net of tax:

Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	—	(4,627)	(4,627)
Unrealized losses on derivative Instruments	—	—	—	—	—	—	(895)	(895)

Comprehensive income	—							34,488

Cash dividends declared on common stock	—	—	—	—	—	(7,831)	—	(7,831)

Common stock repurchases	—	—	—	(91,399)	—	—	—	(91,399)

Stock-based compensation	—	—	8,275	—	—	—	—	8,275

Common stock issued for:
Exercise of stock options	—	130	3,513	—	—	—	—	3,643
Restricted stock awards	—	89	(335)	—	—	—	—	(246)
Employee stock purchase plan	—	19	824					843
Exercise of common stock warrants	—	4	181	—	(63)	—	—	122
Director compensation plan	—	16	716	—	—	—	—	732

Balance at September 30, 2007	$—	$26,060	$532,407	$(107,742)	$618	$293,913	$(23,283)	$721,973

Balance at December 31, 2007	$—	$26,281	$539,127	$(122,196)	$459	$309,556	$(13,672)	$739,555

Comprehensive income:
Net income	—	—	—	—	—	18,533	—	18,533
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	—	(212)	(212)
Unrealized gains on derivative instruments	—	—	—	—	—	—	59	59

Comprehensive income								18,380

Cash dividends declared on common stock	—	—	—	—	—	(8,487)	—	(8,487)

Cash dividends declared on preferred stock	—	—	—	—	—	(544)	—	(544)

Common stock repurchases	—	—	—	(94)	—	—	—	(94)

Stock-based compensation	—	—	7,612	—	—	—	—	7,612

Cumulative effect of change in accounting for split-dollar life insurance	—	—	—	—	—	(992)	—	(992)

Issuance of preferred stock, net of issuance costs	49,379	—	—	—	—	—	—	49,379

Common stock issued for:
Exercise of stock options	—	130	2,959	—	—	—	—	3,089
Restricted stock awards	—	84	(629)	—	—	—	—	(545)
Employee stock purchase plan	—	23	795	—	—	—	—	818
Director compensation plan	—	30	1,130	—	—	—	—	1,160

Balance at September 30, 2008	$49,379	$26,548	$550,994	$(122,290)	$459	$318,066	$(13,825)	$809,331

	Nine Months Ended September 30,
	2008	2007

Other Comprehensive Income:
Unrealized losses on available-for-sale securities arising during the period, net	$(1,246)	$(7,144)
Unrealized gains (losses) on derivative instruments arising during the period, net	615	(1,447)
Less: Reclassification adjustment for (losses) gains included in net income, net	(553)	163
Less: Income tax benefit	(75)	(3,232)

Other Comprehensive Income	$(153)	$(5,522)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2008	2007

Operating Activities:
Net income	$18,533	$40,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	42,985	8,662
Depreciation and amortization	15,350	15,234
Stock-based compensation expense	7,612	8,275
Tax benefit from stock-based compensation arrangements	558	1,040
Excess tax benefits from stock-based compensation arrangements	(684)	(1,195)
Net (accretion) of premium on securities	(1,164)	157
Mortgage servicing rights fair value change and amortization, net	1,053	272
Originations and purchases of mortgage loans held-for-sale	(1,290,805)	(1,662,648)
Proceeds from sales of mortgage loans held-for-sale	1,342,456	1,710,021
Bank owned life insurance income, net of claims	(1,941)	(2,617)
Gain on sales of premium finance receivables	(2,163)	(444)
(Increase) decrease in trading securities, net	(672)	974
Net decrease in brokerage customer receivables	4,770	240
Gain on mortgage loans sold	(10,497)	(9,334)
Losses (gains) on available-for-sale securities, net	553	(163)
Loss (gain) on sales of premises and equipment, net	84	(22)
Increase in accrued interest receivable and other assets, net	(8,241)	(6,068)
Increase (decrease) in accrued interest payable and other liabilities, net	18,963	(21,207)

Net Cash Provided by Operating Activities	136,750	81,187

Investing Activities:
Proceeds from maturities of available-for-sale securities	687,323	619,567
Proceeds from sales of available-for-sale securities	744,488	83,265
Purchases of available-for-sale securities	(1,503,619)	(400,695)
Proceeds from sales of premium finance receivables	217,834	—
Net decrease in interest-bearing deposits with banks	5,724	9,519
Net increase in loans	(781,956)	(313,953)
Redemptions of bank owned life insurance	—	1,306
Purchases of premises and equipment, net	(23,719)	(38,114)

Net Cash Used for Investing Activities	(653,925)	(39,105)

Financing Activities:
Increase (decrease) in deposit accounts	358,033	(291,278)
Increase in other borrowings, net	41,957	109,034
(Decrease) increase in notes payable, net	(18,675)	59,150
Increase in Federal Home Loan Bank advances, net	23,802	82,698
Issuance of preferred stock, net of issuance costs	49,379	—
Excess tax benefits from stock—based compensation arrangements	684	1,195
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	2,804	3,324
Common stock repurchases	(94)	(91,399)
Dividends paid	(8,487)	(7,831)

Net Cash Provided by (Used for) by Financing Activities	449,403	(135,107)

Net Decrease in Cash and Cash Equivalents	(67,772)	(93,025)
Cash and Cash Equivalents at Beginning of Period	261,154	305,292

Cash and Cash Equivalents at End of Period	$193,382	$212,267

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
As of September 30, 2008, Wintrust had 15 wholly-owned bank subsidiaries (collectively, “the Banks”), nine of which the Company started as de novo institutions, including Lake Forest Bank & Trust Company (“Lake Forest Bank”), Hinsdale Bank & Trust Company (“Hinsdale Bank”), North Shore Community Bank & Trust Company (“North Shore Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). The Company acquired Advantage National Bank (“Advantage Bank”) in October 2003, Village Bank & Trust (“Village Bank”) in December 2003, Northview Bank and Trust (“Northview Bank”) in September 2004, Town Bank in October 2004, State Bank of The Lakes in January 2005, First Northwest Bank in March 2005 and Hinsbrook Bank and Trust (“Hinsbrook Bank”) in May 2006. In December 2004, Northview Bank’s Wheaton branch became its main office, it was renamed Wheaton Bank & Trust (“Wheaton Bank”) and its two Northfield locations became branches of Northbrook Bank and its Mundelein location became a branch of Libertyville Bank. In May 2005, First Northwest Bank was merged into Village Bank. In November 2006, Hinsbrook Bank’s Geneva branch was renamed St. Charles Bank & Trust (“St. Charles Bank”), its Willowbrook, Downers Grove and Darien locations became branches of Hinsdale Bank and its Glen Ellyn location became a branch of Wheaton Bank.
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
In November 2007, the Company acquired Broadway Premium Funding Corporation (“Broadway”). Broadway also provides loans to businesses to finance insurance premiums, mainly through insurance agents and brokers in the northeastern portion of the United States and California. On October 1, 2008, Broadway merged with its parent, FIFC, but continues to utilize the Broadway brand in serving its segment of the marketplace.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective January 1, 2008. The adoption of SFAS 157 did not materially impact the consolidated financial statements. See Note 11 — Fair Values of Assets and Liabilities, for a further discussion of this FASB Statement and the related required disclosures.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and is effective January 1, 2008. The Company elected to measure at fair value new mortgage loans originated by WestAmerica on or after January 1, 2008. Since SFAS 159 was elected for loans originated on or after January 1, 2008, there was no effect to the Company’s financial statements at the date of adoption. The fair value of the loans is determined by reference to investor price sheets for loan products with similar characteristics. Before electing this new statement, WestAmerica accounted for loans held-for-sale at the lower of cost or market (commonly referred to as LOCOM). See Note 11 — Fair Values of Assets and Liabilities, for a more detailed discussion of fair value measurements.
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
In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). First, the FASB will now include former QSPEs in the scope of FIN 46R. In addition, the FASB supports amending FIN 46R to change the method of analyzing which party to a variable interest entity (“VIE”) should consolidate the VIE to a primarily qualitative determination of power combined with benefits and losses instead of today’s risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. The FASB also clarified that upon initial consolidation of a variable interest entity all assets and liabilities would be measured at fair value, with any difference being recorded as a cumulative-effect adjustment to retained earnings. In July 2008, the FASB decided that these changes, if finalized, would be effective no earlier than for financial statements issued for fiscal years beginning after November 15, 2009. The FASB also decided that many of the disclosures contemplated for the proposed amendments to SFAS 140 and FIN 46R will be included in a separate FASB Staff Position, which has yet to be issued. The Company does not expect these changes to have a material impact on the Company’s financial statements.
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

(4) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2008		December 31, 2007		September 30, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury	$—	$—	$33,161	$33,109	$33,184	$31,783
U.S. Government agencies	318,633	317,842	321,548	322,043	473,294	466,795
Municipal	58,593	58,140	49,376	49,127	51,169	50,543
Corporate notes and other debt	39,977	35,730	45,920	42,802	57,288	54,466
Mortgage-backed	950,649	943,516	699,166	688,846	803,765	777,943
Federal Reserve/FHLB stock and other equity securities	115,267	114,272	167,591	167,910	151,115	154,497

Total available-for-sale securities	$1,483,119	$1,469,500	$1,316,762	$1,303,837	$1,569,815	$1,536,027

The fair value of available-for-sale securities includes investments totaling approximately $127.7 million with unrealized losses of $7.3 million, which have been in an unrealized loss position for greater than 12 months. Available-for-sale securities are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, the Company considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. The Company also assesses the nature of the unrealized losses taking into consideration market factors, such as the widening of general credit spreads, the industry in which the issuer operates and market supply and demand, as well as the creditworthiness of the issuer. As a result of other-than-temporary impairment reviews during the quarter and nine months ended September 30, 2008, the Company recognized $2.1 million and $4.2 million, respectively, of other-than-temporary impairment losses on certain corporate notes and other debt securities. The Company concluded that none of the other unrealized losses on the available-for-sale securities portfolio represents an other-than-temporary impairment as of September 30, 2008.
(5) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007

Balance:
Commercial and commercial real estate	$4,673,682	$4,408,661	$4,219,320
Home equity	837,127	678,298	654,022
Residential real estate	247,203	226,686	220,084
Premium finance receivables	1,205,376	1,078,185	1,289,920
Indirect consumer loans	199,845	241,393	253,058
Tricom finance receivables	16,924	27,719	33,342
Other loans	142,388	140,660	138,613

Total loans, net of unearned income	$7,322,545	$6,801,602	$6,808,359

Mix:
Commercial and commercial real estate	64%	65%	62%
Home equity	11	10	10
Residential real estate	4	3	3
Premium finance receivables	17	16	19
Indirect consumer loans	3	3	4
Tricom finance receivables	—	1	—
Other loans	1	2	2

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income. The unearned income portions of premium finance receivables were $23.4 million at September 30, 2008, $23.3 million at December 31, 2007 and $29.2 million at September 30, 2007. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $9.3 million at September 30, 2008, $6.6 million at December 31, 2007 and $7.3 million at September 30, 2007.
(6) Deposits
The following table is a summary of deposits as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007

Balance:
Non-interest bearing deposits	$717,587	$664,264	$658,214
NOW accounts	1,012,393	1,014,780	1,005,002
Wealth management deposits	583,715	599,426	563,003
Money market accounts	997,638	701,972	690,798
Savings accounts	317,108	297,586	291,466
Time certificates of deposit	4,201,086	4,193,413	4,369,581

Total deposits	$7,829,527	$7,471,441	$7,578,064

Mix:
Non-interest bearing deposits	9%	9%	9%
NOW accounts	13	14	13
Wealth management deposits	7	8	7
Money market accounts	13	9	9
Savings accounts	4	4	4
Time certificates of deposit	54	56	58

Total deposits	100%	100%	100%

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

(7) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007

Notes payable	$42,025	$60,700	$71,900
Federal Home Loan Bank advances	438,983	415,183	408,192

Other borrowings:
Federal funds purchased	34,000	4,223	—
Securities sold under repurchase agreements	260,542	248,334	269,234
Other	1,849	1,877	1,872

Total other borrowings	296,391	254,434	271,106

Subordinated notes	75,000	75,000	75,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$852,399	$805,317	$826,198

Notes payable are used, as needed, to provide capital to fund continued growth at the Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes. The $42.0 million balance at September 30, 2008 represents the outstanding balance on a $101.0 million loan agreement with an unaffiliated bank. The loan agreement consists of a $100.0 million revolving note, which was renewed in the third quarter of 2008 to extend the maturity date to August 31, 2009, and a $1.0 million note that matures on June 1, 2015. Beginning September 1, 2008, interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 200 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. Prior to the renewal of the $100.0 million revolving note, interest was calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 115 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The loan agreement is secured by the stock of some of the Company’s bank subsidiaries.
Federal Home Loan Bank advances consist primarily of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At September 30, 2008, securities sold under repurchase agreements represent $158.7 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $101.9 million of short-term borrowings from brokers.
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

(8) Junior Subordinated Debentures
As of September 30, 2008, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2008. The junior subordinated debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

	Trust	Junior					Earliest
	Preferred	Subordinated	Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	9/30/08	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	6.04%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	6.56%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	6.36%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	4.77%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	5.21%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,190	L+3.00	5.80%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,191	L+3.00	5.80%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,190	L+3.00	6.76%	05/2004	05/2034	05/2009

Total		$249,537		5.90%

The junior subordinated debentures totaled $249.5 million at September 30, 2008, $249.7 million at December 31, 2007 and $249.7 million at September 30, 2007.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At September 30, 2008, the weighted average contractual interest rate on the junior subordinated debentures was 5.90%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on September 30, 2008, was 7.30%. Distributions on all issues are payable on a quarterly basis.

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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier 1 capital treatment for these instruments but with stricter limits. Under the new rule, which is effective on March 31, 2009, and has a transition period until then, the aggregate amount of the junior subordinated debentures and certain other capital elements is limited to 25% of Tier 1 capital elements (including junior subordinated debentures), net of goodwill less any associated deferred tax liability. The amount of junior subordinated debentures and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at September 30, 2008, the Company would still be considered well-capitalized under regulatory capital guidelines.

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

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2008	2007	Contribution	Contribution
Net interest income:
Banking	$59,001	$65,874	$(6,873)	(10)%
Premium finance	16,168	16,126	42	—
Tricom	851	999	(148)	(15)
Wealth management	4,481	3,758	723	19
Parent and inter-segment eliminations	(19,821)	(20,570)	749	4

Total net interest income	$60,680	$66,187	$(5,507)	(8)%

Non-interest income:
Banking	$14,325	$3,032	$11,293	N/M %
Premium finance	456	—	456	100
Tricom	802	980	(178)	(18)
Wealth management	8,781	9,609	(828)	(9)
Parent and inter-segment eliminations	(2,449)	(2,084)	(365)	(18)

Total non-interest income	$21,915	$11,537	$10,378	90%

Segment profit (loss):
Banking	$1,364	$12,610	$(11,246)	(89)%
Premium finance	7,658	7,808	(150)	(2)
Tricom	223	355	(132)	(37)
Wealth management	2,408	2,311	97	4
Parent and inter-segment eliminations	(14,101)	(13,165)	(936)	(7)

Total segment profit (loss)	$(2,448)	$9,919	$(12,367)	N/M %

Segment assets:
Banking	$9,782,483	$9,285,690	$496,793	5%
Premium finance	1,292,416	1,316,995	(24,579)	(2)
Tricom	29,552	45,471	(15,919)	(35)
Wealth management	56,614	59,855	(3,241)	(5)
Parent and inter-segment eliminations	(1,296,145)	(1,242,897)	(53,248)	(4)

Total segment assets	$9,864,920	$9,465,114	$399,806	4%

N/M = Not Meaningful

	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2008	2007	Contribution	Contribution

Net interest income:
Banking	$177,649	$194,466	$(16,817)	(9)%
Premium finance	49,128	45,521	3,607	8
Tricom	2,570	2,911	(341)	(12)
Wealth management	13,771	10,017	3,754	37
Parent and inter-segment eliminations	(61,296)	(56,803)	(4,493)	(8)

Total net interest income	$181,822	$196,112	$(14,290)	(7)%

Non-interest income:
Banking	$55,442	$24,487	$30,955	N/M %
Premium finance	2,163	444	1,719	N/M
Tricom	2,271	3,041	(770)	(25)
Wealth management	28,543	28,757	(214)	(1)
Parent and inter-segment eliminations	(8,940)	(4,609)	(4,331)	(94)

Total non-interest income	$79,479	$52,120	$27,359	52%

Segment profit (loss):
Banking	$30,869	$47,110	$(16,241)	(34)%
Premium finance	23,931	22,290	1,641	7
Tricom	571	1,015	(444)	(44)
Wealth management	8,053	5,671	2,382	42
Parent and inter-segment eliminations	(44,891)	(36,076)	(8,815)	(24)

Total segment profit	$18,533	$40,010	$(21,477)	(54)%

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
Interest Rate Swaps
The tables below identify the Company’s interest rate swaps at September 30, 2008 and December 31, 2007, which were entered into to hedge certain LIBOR-based liabilities and designated as cash flow hedges pursuant to SFAS 133 (dollars in thousands):

	September 30, 2008
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(897)	3.76%	5.25%	Cash Flow
September 2011	40,000	(1,790)	3.76%	5.25%	Cash Flow
October 2011	25,000	202	2.79%	3.39%	Cash Flow
September 2013	50,000	(2,897)	2.82%	5.30%	Cash Flow
September 2013	40,000	(2,241)	3.76%	5.30%	Cash Flow

Total	$175,000	$(7,623)

	December 31, 2007
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(922)	4.83%	5.25%	Cash Flow
September 2011	40,000	(1,847)	4.83%	5.25%	Cash Flow
October 2011	25,000	(1,165)	5.24%	5.26%	Cash Flow
September 2013	50,000	(2,852)	4.99%	5.30%	Cash Flow
September 2013	40,000	(2,281)	4.83%	5.30%	Cash Flow

Total	$175,000	$(9,067)

The fair values reflect unrealized losses of $7.6 million at September 30, 2008 and $9.1 million at December 31, 2007 which were recorded as other liabilities. The change in fair values in the nine months ended September 30, 2008, net of tax, is separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. In September 2008, the Company terminated an interest rate swap with a notional amount of $25.0 million, maturing in October 2011, and entered into a new interest rate swap with another counterparty to effectively replace the terminated swap. The interest rate swap was terminated by the Company in accordance with the default provisions in the swap agreement. The unrealized loss on the terminated swap will be amortized out of other comprehensive income over the remaining term of the terminated swap.
These swaps are designated as cash flow hedges in accordance with SFAS 133. The Company uses the hypothetical derivative method to assess and measure effectiveness. No ineffectiveness was recorded on these swaps in the quarter ended September 30, 2008.

The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. At September 30, 2008, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $90.4 million and the aggregate notional value of mirror-image interest rate swaps with third parties also totaled $90.4 million. These interest rate swaps mature between August 2010 and May 2016. These swaps were reported in the Company’s balance sheet by a derivative asset of $2.2 million and a derivative liability of $2.1 million. At December 31, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled approximately $32.6 million and the aggregate notional value of the mirror-image interest rate swaps with third parties also totaled $32.6 million. At December 31, 2007, these swaps were reported in the Company’s balance sheet by a derivative asset of $1.7 million and a derivative liability of $1.6 million. Interest rate swaps executed as part of this program are not reflected in the preceding tables.
Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. At September 30, 2008, the Company had approximately $97.2 million of interest rate lock commitments and $164.0 million of forward commitments for the future delivery of residential mortgage loans. The estimated fair values of these mortgage banking derivatives are reflected by a derivative asset of $384,000 and a derivative liability of $273,000. The fair values were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $2.7 million and $56,000 in the third quarters of 2008 and 2007, respectively. There were no covered call options outstanding as of September 30, 2008, December 31, 2007 or September 30, 2007.

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
Retained interests from the sale of premium finance receivables — The fair value of retained interests, which include servicing rights and interest only strips, from the sale of premium finance receivables are based on certain observable inputs such as interest rates and credits spreads, as well as unobservable inputs such as prepayments, late payments and estimated net charge-offs.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities (1)	$1,391,526	$—	$1,342,814	$48,712
Trading account securities	2,243	92	1,976	175
Mortgage loans held-for-sale	63,570	—	63,570	—
Mortgage servicing rights	4,854	—	—	4,854
Derivative assets	2,532	—	2,532	—
Retained interests from the sale of premium finance receivables	2,987	—	—	2,987

Total	$1,467,712	$92	$1,410,892	$56,728

Derivative liabilities	$9,919	$—	$9,919	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of September 30, 2008 for mortgage loans held-for-sale measured at fair value under SFAS 159 was $61.9 million while the aggregate fair value of mortgage loans held-for-sale was $63.6 million as shown in the above table. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2008.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2008 are summarized as follows:

	Available-	Trading	Mortgage
	for-sale	Account	servicing	Retained
(Dollars in thousands)	securities	Securities	rights	Interests
Balance at June 30, 2008	$149,188	$125	$4,896	$5,264
Total net gains (losses) included in:
Net income (1)	—	—	(42)	875
Other comprehensive income	—	—	—	—
Purchases, issuances and settlements, net	9,593	50	—	(3,152)
Net transfers into/(out) of Level 3	(110,069)	—	—	—

Balance at September 30, 2008	$48,712	$175	$4,854	$2,987

Balance at January 1, 2008	$95,514	$25	$4,730	$4,480
Total net gains included in:
Net income (1)	—	—	124	5,728
Other comprehensive income	—	—	—	—
Purchases, issuances and settlements, net	220,307	150	—	(7,221)
Net transfers into/(out) of Level 3	(267,109)	—	—	—

Balance at September 30, 2008	$48,712	$175	$4,854	$2,987

(1)
Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income while gains for retained interests are recorded as a component of gain on sales of premium finance receivables in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis in the third quarter that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2008.

					Nine Months
					Ended
	September 30, 2008				September 30, 2008
					Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Losses Recognized

Impaired loans	$60,098	$—	$—	$60,098	$12,640

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. As stated in SFAS 157, impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate collateral-dependant impaired loans.

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

The increase in the Banking segment’s goodwill in the first nine months of 2008 relates to additional contingent consideration earned by former owners of Guardian as a result of attaining certain performance measures. Wintrust could pay additional consideration pursuant to the WestAmerica and Guardian transaction through June 2009. Any payments would be reflected in the Banking segment’s goodwill.
The decrease in goodwill in the Premium finance segment in the first nine months of 2008 relates to adjustments of prior estimates of fair values associated with the November 2007 acquisition of Broadway.
A summary of finite-lived intangible assets as of September 30, 2008, December 31, 2007 and September 30, 2007 and the expected amortization as of September 30, 2008 is as follows (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(3,011)	(2,800)	(2,717)

Net carrying amount	241	452	535

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918	27,918
Accumulated amortization	(12,770)	(10,633)	(9,752)

Net carrying amount	15,148	17,285	18,166

Total other intangible assets, net	$15,389	17,737	18,701

Estimated amortization

Actual in 9 months ended September 30, 2008	$2,348
Estimated remaining in 2008	781
Estimated – 2009	2,717
Estimated – 2010	2,381
Estimated – 2011	2,253
Estimated – 2012	2,251
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $2.3 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.

(13) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan provides for the issuance of up to 500,000 shares of common stock. All grants made in 2007 and 2008 were made pursuant to the 2007 Plan. As of September 30, 2008, 156,331 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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
Compensation cost charged to income for stock options was $1.2 million in the third quarters of 2008 and 2007, and $3.6 million and $3.9 million for the year-to-date periods of 2008 and 2007, respectively. Compensation cost charged to income for restricted shares was $1.5 million in the third quarter of 2008 and $1.4 million in the third quarter of 2007, and $4.0 million and $4.4 million for the year-to-date periods of 2008 and 2007, respectively.
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
Stock-based compensation cost is measured as the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date. The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected term of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following assumptions were used to determine the fair value of options granted in the nine months ending September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Expected dividend yield	1.1%	0.7%
Expected volatility	32.4%	25.6%
Risk-free rate	3.3%	4.9%
Expected option life (in years)	6.7	6.9

A summary of stock option activity under the Plans for the nine months ended September 30, 2008 and September 30, 2007 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	57,450	31.83
Exercised	(129,435)	15.34
Forfeited or canceled	(27,595)	48.68

Outstanding at September 30, 2008	2,405,601	$35.57	4.7	$11,493

Exercisable at September 30, 2008	1,832,550	$32.08	4.2	$11,493

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	41,500	43.36
Exercised	(130,334)	18.10
Forfeited or canceled	(74,174)	48.21

Outstanding at September 30, 2007	2,623,056	$33.49	5.1	$34,909

Exercisable at September 30, 2007	1,890,640	$27.14	4.3	$34,454

(1)	Represents the weighted average contractual life remaining in years.

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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2008 and 2007 was $10.98 and $15.47, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, was $2.2 million and $3.5 million, respectively.
A summary of restricted share award activity under the Plans for the nine months ended September 30, 2008 and September 30, 2007, is presented below:

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	308,627	$48.16	335,904	$51.78
Granted	60,556	29.78	63,277	42.70
Vested (shares issued)	(83,761)	49.18	(89,466)	52.16
Forfeited	(4,984)	40.25	(12,164)	47.28

Outstanding at September 30	280,438	$44.04	297,551	$49.91

As of September 30, 2008, there was $13.2 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(14) Shareholders’ Equity and Earnings Per Share
In August 2008, the Company issued $50 million of non-cumulative perpetual convertible preferred stock in a private transaction. If declared, dividends on the preferred stock are payable quarterly in arrears at a rate of 8.00% per annum. The shares are convertible into common stock at the option of the holder at a price per share of $27.38 which is equal to 120% of the average of the midpoint of the intraday high and intraday low trading prices for the Company’s common stock for the fifteen consecutive trading day period ended August 22, 2008. On and after August 26, 2010, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances.
The following table shows the computation of basic and diluted EPS for the periods indicated:

			For the Three Months		For the Nine Months
			Ended September 30,		Ended September 30,
(In thousands, except per share data)			2008	2007	2008	2007

Net (loss) income			$(2,448)	$9,919	$18,533	$40,010
Dividends declared on preferred shares			544	—	544	—

Net (loss) income applicable to common shares	(A	)	(2,992)	9,919	17,989	40,010

Average common shares outstanding	(B	)	23,644	23,797	23,590	24,322
Effect of dilutive potential common shares			—	795	525	806

Weighted average common shares and effect of dilutive potential common shares	(C	)	23,644	24,592	24,115	25,128

Net income per common share:
Basic	(A/B	)	$(0.13)	$0.42	$0.76	$1.65

Diluted	(A/C	)	$(0.13)	$0.40	$0.75	$1.59

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is adjusted by the associated preferred dividends.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2008, compared with December 31, 2007, and September 30, 2007, and the results of operations for the nine month periods ended September 30, 2008 and 2007 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of September 30, 2008, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 79 locations. The Company developed its banking franchise through the de novo organization of nine banks (55 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 24 locations. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From the Company’s experience, it generally takes 13 to 24 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
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

Following is a summary of the activity related to the expansion of the Company’s banking franchise since September 30, 2007:
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
On November 1, 2007, the Company acquired Broadway Premium Funding Corporation (“Broadway”). Broadway is a commercial finance company that specializes in financing insurance premiums for corporate entities. Its products are marketed through insurance agents and brokers to their small to mid-size corporate clients primarily in the northeastern United States and California. Broadway was a subsidiary of FIFC, however, it was merged into FIFC in November 2008.
FIFC and Broadway originated approximately $748 million in loan (premium finance receivables) volume in the third quarter of 2008, and $2.3 billion in the first nine months of 2008. FIFC and, since the date of acquisition, Broadway, originated approximately $3.1 billion in loan volume in the calendar year 2007. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States.
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
At the beginning of the third quarter of 2008, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. This niche business has served the Company well over the past twelve years in helping de novo banks quickly and profitably, grow into their physical structures. Competitive pricing pressures have significantly reduced the long-term potential profitably of this niche business. Given the current economic environment, the retirement of the founder of this niche business and the Company’s belief that interest rates may rise over the longer-term, exiting the origination of this business was deemed to be in the best interest of the Company. The Company continues to service its existing portfolio during the duration of the credits and does not anticipate any change in historical credit trends for this niche business given this decision.
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

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007
WHTC	$1,007,842	$1,009,587	$1,045,869
WHAMC (1)	410,820	522,893	532,150
WHAMC’s proprietary mutual fund	9,053	18,015	23,616
WHI — brokerage assets in custody	4,400,000	5,600,000	5,700,000

(1)	Excludes the proprietary mutual fund managed by WHAMC
The decrease in assets under administration and/or management in the third quarter of 2008 was primarily due to lower market valuations.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2008, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	September 30, 2008	September 30, 2007	Change
Net (loss) income	$(2,448)	$9,919	(125)%
Net (loss) income per common share – Diluted	(0.13)	0.40	(133)

Net revenue (1)	82,595	77,724	6
Net interest income	60,680	66,187	(8)

Net interest margin (6)	2.74%	3.14%	(40	) bp
Core net interest margin (2) (6)	2.97	3.43	(46)
Net overhead ratio (3)	1.65	2.03	(38)
Efficiency ratio (4) (6)	76.57	75.73	84
Return on average assets	(0.10)	0.42	(52)
Return on average common equity	(1.59)	5.53	(712)

	Nine Months	Nine Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
	September 30, 2008	September 30, 2007	Change
Net income	$18,533	$40,010	(54)%
Net income per common share – Diluted	0.75	1.59	(53)

Net revenue (1)	261,301	248,232	5
Net interest income	181,822	196,112	(7)

Net interest margin (6)	2.83%	3.13%	(30	) bp
Core net interest margin (2) (6)	3.08	3.39	(31)
Net overhead ratio (3)	1.54	1.81	(27)
Efficiency ratio (4) (6)	72.19	71.65	54
Return on average assets	0.26	0.57	(31)
Return on average common equity	3.20	7.34	(414)

At end of period
Total assets	$9,864,920	$9,465,114	4%
Total loans, net of unearned income	7,322,545	6,808,359	8
Total deposits	7,829,527	7,578,064	3
Junior subordinated debentures	249,537	249,704	—
Total shareholders’ equity	809,331	721,973	12

Book value per common share	32.07	30.55	5
Market price per common share	29.35	42.69	(31)

Allowance for credit losses to total loans (5)	0.91%	0.72%	19	bp
Non-performing loans to total loans	1.54	0.69	85

(1)	Net revenue is net interest income plus non-interest income.

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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

(A) Interest income (GAAP)	$126,569	$154,645	$388,905	$459,840
Taxable-equivalent adjustment:
– Loans	142	214	499	618
– Liquidity management assets	423	534	1,362	1,634
– Other earning assets	12	6	31	11

Interest income — FTE	$127,146	$155,399	$390,797	$462,103
(B) Interest expense (GAAP)	65,889	88,458	207,083	263,728

Net interest income — FTE	$61,257	$66,941	$183,714	$198,375

(C) Net interest income (GAAP) (A minus B)	$60,680	$66,187	$181,822	$196,112
Net interest income — FTE	$61,257	$66,941	$183,714	$198,375
Add: Interest expense on junior subordinated debentures and interest cost incurred for common stock repurchases(1)	5,157	6,047	16,519	16,954

Core net interest income — FTE (2)	$66,414	$72,988	$200,233	$215,329

(D) Net interest margin (GAAP)	2.71%	3.11%	2.80%	3.09%
Net interest margin — FTE	2.74%	3.14%	2.83%	3.13%
Core net interest margin — FTE (2)	2.97%	3.43%	3.08%	3.39%

(E) Efficiency ratio (GAAP)	77.12%	76.46%	72.71%	72.31%
Efficiency ratio — FTE	76.57%	75.73%	72.19%	71.65%

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
Net Income
For the quarter ended September 30, 2008 the Company reported a $2.4 million loss, a difference of $12.3 million compared to income of $9.9 million recorded in the third quarter of 2007. As compared to income of $11.3 million recorded in the second quarter of 2008, net income decreased $13.7 million. On a per share basis, the Company reported a net loss of $0.13 per diluted common share, a decrease of $0.53 per share as compared to the 2007 third quarter net income of $0.40 per diluted common share. Compared to the second quarter of 2008, net income per diluted share in the third quarter of 2008 decreased by $0.60.
The main item negatively impacting the third quarter of 2008 results was a $24.1 million provision for credit losses during the quarter, as discussed in the “Asset Quality” section of this report. Other items that affected net income results in the third quarter of 2008 were net interest rate margin compression resulting from the continued effect of the Federal Reserves Board’s prior quarters’ interest rate cuts, partially offset by a higher level of covered call option income and mortgage banking revenue. The return on average common equity for the third quarter of 2008 was (1.59)%, compared to 5.53% for the prior year third quarter and 5.97% for the second quarter of 2008.
Net income for the first nine months of 2008 totaled $18.5 million, a decrease of $21.5 million, or 54%, compared to $40.0 million for the same period in 2007. On a per share basis, net income per diluted common share was $0.75 for the first nine months of 2008, a decrease of $0.84 per share, or 53%, compared to $1.59 for the first nine months of 2007. Return on average common equity for the first nine months of 2008 was 3.20% versus 7.34% for the same period of 2007.

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
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the third quarter of 2008 as compared to the third quarter of 2007 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,544,465	$18,247	4.70%	$1,551,389	$20,079	5.13%
Other earning assets (2) (3) (8)	21,687	262	4.81	23,882	527	8.76
Loans, net of unearned income (2) (4) (8)	7,343,845	108,637	5.89	6,879,856	134,793	7.77

Total earning assets (8)	$8,909,997	$127,146	5.68%	$8,455,127	$155,399	7.29%

Allowance for loan losses	(57,751)			(48,839)
Cash and due from banks	133,527			129,904
Other assets	895,781			845,868

Total assets	$9,881,554			$9,382,060

Interest-bearing deposits	$7,127,065	$53,405	2.98%	$6,892,110	$74,324	4.28%
Federal Home Loan Bank advances	438,983	4,583	4.15	403,590	4,479	4.40
Notes payable and other borrowings	398,911	2,661	2.65	330,184	3,721	4.47
Subordinated notes	75,000	786	4.10	75,000	1,305	6.81
Junior subordinated debentures	249,552	4,454	6.98	249,719	4,629	7.25

Total interest-bearing liabilities	$8,289,511	$65,889	3.16%	$7,950,603	$88,458	4.41%

Non-interest bearing deposits	678,651			643,338
Other liabilities	147,500			76,004
Equity	765,892			712,115

Total liabilities and shareholders’ equity	$9,881,554			$9,382,060

Interest rate spread (5) (8)			2.52%			2.88%
Net free funds/contribution (6)	$620,486		0.22	$504,524		0.26

Net interest income/Net interest margin (8)		$61,257	2.74%		$66,941	3.14%

Core net interest margin (7) (8)			2.97%			3.43%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2008 and 2007 were $576,000 and $754,000, respectively.

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

Quarter Ended September 30, 2008 compared to the Quarter Ended September 30, 2007
Tax-equivalent net interest income for the quarter ended September 30, 2008 totaled $61.3 million, a decrease of $5.7 million, or 8%, as compared to the $66.9 million recorded in the same quarter of 2007.
For the third quarter of 2008, the net interest margin was 2.74%, down 40 basis points when compared to the net interest margin of 3.14% in the same quarter of 2007. The core net interest margin, which excludes the net interest expense related to the Company’s junior subordinated debentures and the interest expense attributable to funding common stock repurchases, was 2.97% for the third quarter of 2008 compared to 3.43% for the third quarter of 2007.
The yield on total earning assets was 5.68% for the third quarter of 2008 and 7.29% in the third quarter of 2007. The third quarter 2008 yield on loans was 5.89%, a 188 basis point decrease when compared to the prior year third quarter yield of 7.77%. The yield on liquidity management assets in the third quarter of 2008 was 4.70% compared to 5.13% in the third quarter of 2007.
The rate paid on interest-bearing liabilities was 3.16% in the third quarter of 2008 and 4.41% in the third quarter of 2007. The interest-bearing deposit rate in the third quarter of 2008 declined 130 basis points to 2.98% from a rate of 4.28% in the same quarter in 2007. Progress has been made since the third quarter of 2007 in shifting the mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.24% in the third quarter of 2008 compared to 5.27% in the third quarter of 2007. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage its interest rate risk position and for general corporate purposes.
The lower levels of net interest income and net interest margin in the third quarter of 2008 were caused by margin compression. The Company has made progress in shifting its mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits. Interest rate compression on large portions of NOW, savings and money market accounts as the Federal Reserve quickly lowered rates prevented these deposits from repricing at the same magnitude as variable rate earning assets. Management believes opportunities for increasing spreads in the commercial and commercial real estate portfolio should help mitigate the effects of interest rate spread compression on variable rate retail deposits and the unprecedented competitive retail deposit pricing given the current economic conditions that have hindered net interest margin expansion. The average loan-to-average deposit ratio increased to 94.1% in the third quarter of 2008 from 91.3% in the third quarter of 2007. In the fourth quarter of 2007 the Company reinstated its program of selling premium finance receivables as the average loan-to-average deposit ratio was above the target of 85% to 90%. The higher nature of this ratio is primarily a result of the strong commercial and commercial real estate loan growth combined with a restricted market for loan sales and securitizations.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the third quarter of 2008 as compared to the second quarter of 2008 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2008			June 30, 2008
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,544,465	$18,247	4.70%	$1,543,795	$17,521	4.56%
Other earning assets (2) (3) (8)	21,687	262	4.81	22,519	270	4.83
Loans, net of unearned income (2) (4) (8)	7,343,845	108,637	5.89	7,158,317	108,961	6.12

Total earning assets (8)	$8,909,997	$127,146	5.68%	$8,724,631	$126,752	5.84%

Allowance for loan losses	(57,751)			(53,798)
Cash and due from banks	133,527			125,806
Other assets	895,781			885,815

Total assets	$9,881,554			$9,682,454

Interest-bearing deposits	$7,127,065	$53,405	2.98%	$6,906,437	$53,862	3.14%
Federal Home Loan Bank advances	438,983	4,583	4.15	437,642	4,557	4.19
Notes payable and other borrowings	398,911	2,661	2.65	439,130	2,900	2.66
Subordinated notes	75,000	786	4.10	75,000	843	4.45
Junior subordinated debentures	249,552	4,454	6.98	249,594	4,598	7.29

Total interest-bearing liabilities	$8,289,511	$65,889	3.16%	$8,107,803	$66,760	3.31%

Non-interest bearing deposits	678,651			663,526
Other liabilities	147,500			150,872
Equity	765,892			760,253

Total liabilities and shareholders’ equity	$9,881,554			$9,682,454

Interest rate spread (5) (8)			2.52%			2.53%
Net free funds/contribution (6)	$620,486		0.22	$616,828		0.24

Net interest income/Net interest margin (8)		$61,257	2.74%		$59,992	2.77%

Core net interest margin (7) (8)			2.97%			3.02%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2008 was $576,000 and for the three months ended June 30, 2008 was $592,000.

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

Quarter Ended September 30, 2008 compared to the Quarter Ended June 30, 2008
Tax-equivalent net interest income for the quarter ended September 30, 2008 totaled $61.3 million, an increase of $1.3 million, or 2%, as compared to the $60.0 million recorded in the second quarter of 2008.
For the third quarter of 2008, the net interest margin was 2.74%, down three basis points when compared to the second quarter of 2008. The core net interest margin, which excludes the net interest expense related to the Company’s junior subordinated debentures and the interest expense related to the repurchases of common stock, was 2.97% for the third quarter of 2008 and 3.02% for the second quarter of 2008.
The yield on total earning assets for the third quarter of 2008 was 5.68% as compared to the 5.84% in the second quarter of 2008. The third quarter of 2008 yield on loans was 5.89%, a 23 basis point decrease when compared to the second quarter 2008 yield of 6.12%. The decline in loan yield was primarily attributable to lower yields at FIFC and interest reversed on loans placed in nonaccrual status during the third quarter of 2008. The yield on liquidity management assets in the third quarter of 2008 was 4.70% compared to 4.56% in the second quarter of 2008.
The rate paid on interest-bearing liabilities decreased to 3.16% in the third quarter of 2008 as compared to 3.31% in the second quarter of 2008. The cost of interest-bearing deposits decreased in the third quarter of 2008 to 2.98% compared to 3.14% in the second quarter of 2008.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.24% in the third quarter of 2008 compared to 4.29% in the second quarter of 2008. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage interest rate risk position and for general corporate purposes.
The higher level of net interest income recorded in the third quarter of 2008 compared to the second quarter of 2008 was offset by continued margin compression. Higher levels of interest reversed on loans placed in nonaccrual status, higher average balances of nonaccrual loans and lower contributions from net free funds as a result of lower interest rates caused the margin to decline by three basis points. Average earning asset growth of $185 million in the third quarter of 2008 compared to the second quarter of 2008 was generated entirely in the loan portfolio. This growth was funded by a $64 million increase in the average balances of Savings, NOW, MMA and Wealth Management deposits, an increase in the average balance of retail certificates of deposit of $196 million, an increase in the average balance of net free funds of $4 million, decreases in the average balance of wholesale borrowings (primarily notes payable at the holding company) of $39 million and the average balance of brokered certificates of deposit of $40 million. At September 30, 2008, $191 million of retail deposits are held in the Company’s MaxSafe suite of products (certificates of deposit, MMA and NOW). MaxSafe is an investment alternative that provides up to 15 times (currently $3.75 million for interest-bearing deposits) the FDIC insurance security of a traditional banking deposit by depositing a customer’s funds across all 15 of the Company’s community banks.
The average loan-to-average deposit ratio was 94.1% in the third quarter of 2008 compared to 94.6% in the second quarter of 2008. The higher nature of this ratio as compared to the Company’s target range of 85% to 90% is primarily a result of the strong commercial and commercial real estate loan growth combined with a restricted market for loan sales and securitizations.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first nine months of 2008 as compared to the first nine months of 2007:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (8)	$1,493,511	$53,114	4.75%	$1,715,848	$66,247	5.16%
Other earning assets (2) (3) (8)	23,530	933	5.30	25,006	1,516	8.11
Loans, net of unearned income (2) (4) (8)	7,171,467	336,750	6.27	6,754,972	394,340	7.81

Total earning assets (8)	$8,688,508	$390,797	6.01%	$8,495,826	$462,103	7.27%

Allowance for loan losses	(54,352)			(48,090)
Cash and due from banks	128,045			131,185
Other assets	883,859			827,075

Total assets	$9,646,060			$9,405,996

Interest-bearing deposits	$6,927,829	$168,697	3.25%	$6,955,768	$223,949	4.30%
Federal Home Loan Bank advances	434,528	13,696	4.21	396,869	13,008	4.38
Notes payable and other borrowings	389,882	8,331	2.85	279,637	9,011	4.31
Subordinated notes	75,000	2,716	4.76	75,000	3,873	6.81
Junior subordinated debentures	249,594	13,643	7.18	249,760	13,887	7.33

Total interest-bearing liabilities	$8,076,833	$207,083	3.42%	$7,957,034	$263,728	4.43%

Non-interest bearing deposits	661,787			644,576
Other liabilities	150,639			75,427
Equity	756,801			728,959

Total liabilities and shareholders’ equity	$9,646,060			$9,405,996

Interest rate spread (5) (8)			2.59%			2.84%
Net free funds/contribution (6)	$611,675		0.24	$538,792		0.29

Net interest income/Net interest margin (8)		$183,714	2.83%		$198,375	3.13%

Core net interest margin (7) (8)			3.08%			3.39%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2008 and 2007 were $1.9 million and $2.3 million, respectively.

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

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007
Tax-equivalent net interest income for the nine months ended September 30, 2008 totaled $183.7 million, a decrease of $14.7 million, or 7%, as compared to the $198.4 million recorded in the first nine months of 2007.
For the first nine months of 2008, the net interest margin was 2.83%, down 30 basis points when compared to the first nine months of 2007. The core net interest margin, which excludes the net interest expense related to Wintrust’s junior subordinated debentures and the interest expense related to the common stock repurchases, was 3.08% for the first nine months of 2008 and 3.39% for the same period of 2007.
The yield on total earning assets for the first nine months of 2008 was 6.01% as compared to 7.27% in the first nine months of 2007. The first nine months of 2008 yield on loans was 6.27%, a 154 basis point decrease when compared to the prior year first nine months yield of 7.81%. The liquidity management assets yield in the first nine months of 2008 was 4.75% compared to 5.16% in the first nine months of 2007.
The rate paid on interest-bearing liabilities decreased to 3.42% in the first nine months of 2008 as compared to 4.43% in the first nine months of 2007. The cost of interest-bearing deposits decreased in the first nine months of 2008 to 3.25% compared to 4.30% in the first nine months of 2007. The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.43% in the first nine months of 2008 compared to 5.28% in the first nine months of 2007. The Company utilizes certain borrowing sources to fund the additional capital requirements of the subsidiary banks, manage capital, manage interest risk position and for general corporate purposes.
The lower levels of net interest income and net interest margin in the first nine months of 2008 were caused by margin compression. During the first nine months of 2008, the cost of interest-bearing deposits declined 105 basis points while the yield on total loans decreased 154 basis points. This interest-rate spread compression combined with a five basis point reduction in the contribution from net free funds contributed to the 30 basis point decline in net interest margin. Year-to-date average loan growth of $416 million in 2008 compared to 2007 was funded by a $346 million increase in the year-to-date average balances of Savings, NOW, MMA and Wealth Management deposits, an increase in the year-to-date average balance of net free funds of $73 million, an increase in the year-to-date average balance of wholesale borrowings (primarily repurchase agreements) of $148 million, reduced year-to-date average balances of liquidity management assets and other earning assets of $224 million, offset by decreases in the year-to-date average balance of retail certificates of deposit of $340 million and brokered certificates of deposit of $34 million.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended September 30, 2008 and June 30, 2008, the nine-month periods ended September 30, 2008 and September 30, 2007 and the three-month periods ended September 30, 2008 and September 30, 2007. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	Third Quarter	First Nine Months	Third Quarter
	of 2008	of 2008	of 2008
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2008	of 2007	of 2007
Tax-equivalent net interest income for comparative period	$59,992	$198,375	$66,941
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,430	10,287	4,644
Change due to interest rate fluctuations (rate)	(817)	(25,672)	(10,328)
Change due to number of days in each period	652	724	—

Tax-equivalent net interest income for the period ended September 30, 2008	$61,257	$183,714	$61,257

Non-interest Income
For the third quarter of 2008, non-interest income totaled $21.9 million and increased $10.4 million, or 90%, compared to the third quarter of 2007. On a year-to-date basis, non-interest income totaled $79.5 million and increased $27.4 million, or 52%, compared to the same period in 2007. The increase for the quarterly and year-to-date periods were primarily attributable to a higher level of fees from covered call options and higher mortgage banking income.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2008	2007	Change	Change
Brokerage	$4,354	$4,727	$(373)	(8)%
Trust and asset management	2,690	2,904	(214)	(7)

Total wealth management	7,044	7,631	(587)	(8)

Mortgage banking	4,488	(3,122)	7,610	N/M
Service charges on deposit accounts	2,674	2,139	535	25
Gain on sales of premium finance receivables	456	—	456	N/M
Administrative services	803	980	(177)	(18)
Gains (losses) on available-for-sale securities, net	920	(76)	996	N/M
Other:
Fees from covered call options	2,723	56	2,667	N/M
Bank Owned Life Insurance	478	2,205	(1,727)	(78)
Miscellaneous	2,329	1,724	605	35

Total other	5,530	3,985	1,545	N/M

Total non-interest income	$21,915	$11,537	$10,378	90%

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2008	2007	Change	Change
Brokerage	$14,339	$14,882	$(543)	(4)%
Trust and asset management	8,341	8,139	202	2

Total wealth management	22,680	23,021	(341)	(1)

Mortgage banking	18,120	9,095	9,025	99
Service charges on deposit accounts	7,612	6,098	1,514	25
Gain on sales of premium finance receivables	2,163	444	1,719	N/M
Administrative services	2,271	3,041	(770)	(25)
(Losses) gains on available-for-sale securities, net	(553)	163	(716)	N/M
Other:
Fees from covered call options	21,586	935	20,651	N/M
Bank Owned Life Insurance	1,941	4,006	(2,065)	(52)
Miscellaneous	3,659	5,317	(1,658)	(31)

Total other	27,186	10,258	16,928	N/M

Total non-interest income	$79,479	$52,120	$27,359	52%

N/M = Not Meaningful
Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WHAMC. Wealth management totaled $7.0 million in the third quarter of 2008 and decreased $587,000, or 8%, compared to the same period in 2007. For the nine months ended September 30, 2008, wealth management decreased $341,000, or 1%, compared to the same period last year. Decreased asset valuations due to the recent equity market declines have hindered the revenue growth from trust and asset management activities. Continued uncertainties surrounding the equity markets overall have slowed the growth of the brokerage component of wealth management revenue.

Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended September 30, 2008, this revenue source totaled $4.5 million, an increase of $7.6 million when compared to the loss of $3.1 million in the third quarter of 2007. For the nine months ended September 30, 2008, mortgage banking revenue increased $9.0 million compared to the first nine months of 2007. The mortgage banking revenue recorded in the third quarter of 2007 included $5.5 million for estimated losses related to recourse obligations on residential mortgage loans sold to investors and $1.2 million fair market value adjustment on residential mortgage loans held for sale. The remainder of the mortgage banking increase for the current quarter and nine month period is a result of higher gains recognized on mortgage loans sold. Future growth of mortgage banking is impacted by the interest rate environment and current residential housing conditions and will continue to be dependent upon both. A continuation of the existing depressed residential real estate environment may hamper mortgage banking production growth. Additionally, see Note 2 of the Financial Statements presented under Item 1 of this report for a discussion of the Company’s adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”
Service charges on deposit accounts totaled $2.7 million for the third quarter of 2008, an increase of $535,000, or 25%, when compared to the same quarter of 2007. On a year-to-date basis, service charges on deposit accounts totaled $7.6 million, an increase of $1.5 million, or 25%, when compared to the same period of 2007. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to unrelated third parties. In the first nine months of 2008, approximately 90% of the receivables originated by FIFC were purchased by the Banks to more fully utilize their lending capacity. However, from the third quarter of 2006 to the third quarter of 2007, all of the receivables originated by FIFC were purchased by the Banks. In the fourth quarter of 2007, due to the Company’s average loan-to-average deposit ratio being consistently above the target range of 85% to 90%, the Company reinstated its program of selling premium finance receivables, with servicing retained, to unrelated third parties. Having a program in place to sell premium finance receivables to third parties allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue.
In the third quarter and first nine months of 2008, the Company sold $33.6 million and $217.8 million, respectively, of premium finance receivables to unrelated third parties and recognized gains of $456,000 and $2.2 million, respectively. The Company did not sell premium finance receivables to unrelated third parties in the third quarter and first nine months of 2007 but did recognize gains of $444,000 in the first nine months of 2007 related to clean up calls and excess cash flows on loans previously sold. Recognized gains related to sales activity are significantly influenced by the spread between the yield on the loans sold and the rate passed on to the purchaser. The yield on loans sold and the rate passed on to the purchaser typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This interest rate spread averaged 5.09% to 5.50% in the first nine months of 2008.
The Company continues to maintain an interest in the loans sold and establishes a servicing asset, interest only strip and a recourse obligation upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts contractually due from customers, including an estimate of late fees, the amounts due to the purchaser of the loans, fees paid to agents as well as estimates of the terms of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as adjustments to the recourse obligation. The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately ten months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted.

At September 30, 2008, premium finance receivables sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled $101.7 million. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At September 30, 2008, the recourse obligation carried in other liabilities was approximately $136,000. At September 30, 2007, there were no outstanding premium finance receivables sold and serviced for others for which the Company needed to retain a recourse obligation related to credit losses. Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first nine months of 2008 and 2007 for premium finance receivables sold and serviced for others, totaled $225,000 and $139,000, respectively. At September 30, 2008, non-performing loans related to this sold portfolio were approximately $4.5 million, or 4.39%, of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
Administrative services revenue contributed by Tricom totaled $803,000 for the third quarter of 2008, a decrease of $177,000, or 18%, when compared to the same quarter of 2007. On a year-to-date basis, administrative services revenue totaled $2.3 million, a decrease of $770,000, or 25%, when compared to the same period of 2007. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. Tricom’s revenue source continues to be hampered by competitive pricing and current economic conditions.
The Company recognized $920,000 of net gains on available-for-sale securities in the third quarter of 2008 compared to net losses of $76,000 in the prior year quarter. On a year-to-date basis, the Company recognized $553,000 of net losses on available-for-sale securities compared to net gains of $163,000 for the same period in 2007. For the quarter and nine months ended September 30, 2008, the Company recognized $2.1 million and $4.2 million, respectively, of non-cash other-than-temporary impairment charges on certain corporate debt investment securities. See Note 4 of the Financial Statements presented under Item 1 of this report for details of other-than-temporary impairment charges.
Fees from covered call option transactions were $2.7 million in the third quarter of 2008 compared to $56,000 in the third quarter of 2007. On a year-to-date basis, the Company recognized fee income of $21.6 million in 2008 and $935,000 in 2007. The interest rate environment in 2008 has been conducive to entering into a significantly higher level of covered call option transactions than in the first nine months of 2007. During the first nine months of 2008, call option contracts were written against $2.7 billion of underlying securities compared to $305 million in the first nine months of 2007. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at September 30, 2008, December 31, 2007 or September 30, 2007.
Bank Owned Life Insurance (“BOLI”) income totaled $478,000 in the third quarter of 2008 compared to $2.2 million in the same period of 2007. BOLI income totaled $1.9 million for the first nine months of 2008 compared to $4.0 million for the same period of 2007. In the third quarter of 2007, the Company received a non-taxable $1.4 million death benefit payment. The Company originally purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and later in connection with certain deferred compensation arrangements. As of September 30, 2008, the Company’s recorded investment in BOLI was $86.7 million and is included in other assets.
Miscellaneous other non-interest income includes service charges and fees and miscellaneous income and totaled $2.3 million in the third quarter of 2008 compared to $1.7 million in the third quarter of 2007. On a year-to-date basis, miscellaneous other non-interest income totaled $3.7 million in 2008 and $5.3 million in 2007. The lower miscellaneous other non-interest income for the nine months of 2008 compared to the same period in the prior year is primarily the result of the Company recording a $948,000 non-cash other-than-temporary impairment charge on certain investment partnerships in the first quarter of 2008 coupled with other losses realized on equity method investment partnerships.

Non-interest Expense
Non-interest expense for the third quarter of 2008 totaled $63.0 million and increased approximately $3.5 million, or 6%, from the third quarter 2007 total of $59.5 million. On a year-to-date basis, non-interest expense totaled $190.4 million and increased $11.0 million, or 6%, compared to the same period in 2007.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2008	2007	Change	Change
Salaries and employee benefits	$35,823	$34,256	$1,567	5%
Equipment	4,050	3,910	140	4
Occupancy, net	5,666	5,303	363	7
Data processing	2,850	2,645	205	8
Advertising and marketing	1,343	1,515	(172)	(11)
Professional fees	2,195	1,757	438	25
Amortization of other intangible assets	781	964	(183)	(19)
Other:
Commissions – 3rd party brokers	985	924	61	7
Postage	1,067	948	119	13
Stationery and supplies	750	741	9	1
FDIC insurance	1,344	1,067	277	26
Miscellaneous	6,130	5,457	673	12

Total other	10,276	9,137	1,139	12

Total non-interest expense	$62,984	$59,487	$3,497	6%

	Nine Months Ended
	September 30,	September 30,	$	%
(Dollars in thousands)	2008	2007	Change	Change
Salaries and employee benefits	$109,471	$105,233	$4,238	4%
Equipment	12,025	11,329	696	6
Occupancy, net	16,971	16,085	886	6
Data processing	8,566	7,699	867	11
Advertising and marketing	3,709	4,106	(397)	(10)
Professional fees	6,490	5,045	1,445	29
Amortization of other intangible assets	2,348	2,897	(549)	(19)
Other:
Commissions – 3rd party brokers	2,967	2,949	18	1
Postage	3,108	2,767	341	12
Stationery and supplies	2,247	2,310	(63)	(3)
FDIC insurance	3,919	2,456	1,463	60
Miscellaneous	18,581	16,493	2,088	13

Total other	30,822	26,975	3,847	14

Total non-interest expense	$190,402	$179,369	$11,033	6%

Salaries and employee benefits comprised 57% and 58% of total non-interest expense in the third quarter of 2008 and 2007, respectively, while they were 57% and 59% of total non-interest expense for the nine months ended September 30, 2008 and 2007, respectively. Salaries and employee benefits expense increased $1.6 million, or 5%, and $4.2 million, or 4%, in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007 primarily from increases in base compensation.

The combined equipment and occupancy expense for the third quarter of 2008 was $9.7 million, an increase of $503,000, or 5%, compared to the same period of 2007. On a year-to-date basis, the combined equipment and occupancy expense was $29.0 million in 2008, an increase of $1.6 million, or 6%, compared to the same period of 2007.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the third quarter of 2008 were $2.2 million, and increase of $438,000, or 25%, compared to the same period of 2007. On a year-to-date basis, professional fees were $6.5 million, an increase of $1.4 million, or 29%, compared to the same period of 2007. These increases are primarily a result of increased legal costs related to non-performing loans.
FDIC insurance totaled $1.3 million in the third quarter of 2008, an increase of $277,000, or 26%, compared to $1.1 million in the third quarter of 2007. On a year-to-date basis, FDIC insurance totaled $3.9 million, an increase of $1.5 million, or 60%, compared to the same period of 2007. The significant increase in 2008 is a result of a higher rate structure imposed on all financial institutions beginning in 2007. The Banks, like most banks, received credits for overcharges by the FDIC in past years, effectively reducing their premiums in 2007.
Miscellaneous expense includes expenses such as ATM expenses, other real estate owned (“OREO”) expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions. Miscellaneous expenses in the third quarter of 2008 increased $673,000, or 12%, compared to the same period in the prior year primarily due to a $257,000 increase in OREO expenses. On a year-to-date basis, miscellaneous expenses increased $2.1 million, or 13%, primarily due to a $514,000 increase in OREO expenses and approximately $1.4 million reduction in deferred loan origination costs (in accordance with FAS 91) primarily due to the adoption of FAS 159 on January 1, 2008 for Mortgages Held for Sale originated by the Company’s mortgage subsidiary. Origination costs are no longer deferred on mortgage loans originated for sale at this subsidiary with the impact being higher current operating expenses (as reflected in the miscellaneous expense component) offset by higher levels of gains recognized on the sale of the loans to the end investors (due to the lower cost basis of the loan).
Income Taxes
The Company’s effective tax rate for the third quarter of 2008 was 45.8% as compared to 28.5% for the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, the Company’s effective tax rate was 33.6% and 33.5%, respectively. The increase in the effective tax rate in the third quarter of 2008 as compared to the third quarter of 2007 is a result of higher level of tax-advantaged income in the 2007 period and a lower level of pre-tax net income (loss) in the 2008 period. The higher level of tax-advantaged income in the 2007 period was primarily due to an increase in BOLI income in the period.

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
The banking segment’s net interest income for the quarter ended September 30, 2008 totaled $59.0 million as compared to $65.8 million for the same period in 2007, a decrease of $6.9 million, or 10%. This decrease primarily resulted from margin compression as certain variable rate retail deposit products were unable to decline at the same magnitude as variable rate earning assets. The Company has made progress in shifting its mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits. The banking segment’s non-interest income totaled $14.3 million in the third quarter of 2008, an increase of $11.3 million, or 372%, when compared to the third quarter of 2007 total of $3.0 million. The mortgage banking revenue component of non-interest income was $4.5 million in the third quarter of 2008, which increased $7.6 million, when compared to the loss of $3.1 million in the third quarter of 2007. Additionally, in the third quarter of 2008, the Company recognized $2.7 million more in fees on covered call options compared to the same period in the prior year. The banking segment’s net income for the quarter ended September 30, 2008 totaled $1.4 million, a decrease of $11.2 million, or 89%, as compared to the third quarter of 2007 total of $12.6 million. This decrease was primarily the result of a higher provision for credit losses in the third quarter of 2008 as compared to the same period in the prior year. On a year-to-date basis, net interest income totaled $177.6 million for the first nine months of 2008, a decrease of $16.8 million, or 9%, as compared to the $194.4 million recorded in the first nine months last year. This decrease was caused by margin compression. Non-interest income increased 126% to $55.4 million in the first nine months of 2008 compared to the first nine months of 2007 as a result of increased fees from covered call options and higher mortgage banking revenue. The banking segment’s after-tax profit for the nine months ended September 30, 2008, totaled $30.9 million, a decrease of $16.2 million, or 34%, as compared to the prior year total of $47.1 million, primarily as a result of a higher provision for credit losses in 2008 compared to 2007.
Net interest income for the premium finance segment totaled $16.2 million for the quarter ended September 30, 2008, which was comparable to the same period in 2007. The premium finance segment’s non-interest income totaled $456,000 for the quarter ended September 30, 2008, which resulted from gains on sales of premium finance receivables and clean-up calls on previous sales. There were no sales of premium finance receivables to unrelated third party financial institutions or clean-up calls on previous sales in the third quarter of 2007. Net after-tax profit of the premium finance segment totaled $7.7 million and $7.8 million for the quarters ended September 30, 2008 and 2007, respectively. On a year-to-date basis, net interest income totaled $49.1 million for the first nine months of 2008, an increase of $3.6 million, or 8%, as compared to the $45.5 million recorded in the same period last year. Non-interest income increased $1.7 million to $2.2 million in the first nine months of 2008 as a result of sales of premium finance receivables to unrelated third party financial institutions. There were no such sales in the first nine months of 2007. The premium finance segment’s after-tax profit for the nine months ended September 30, 2008, totaled $23.9 million, an increase of $1.6 million, or 7%, as compared to the prior year total of $22.3 million.

The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, which Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $851,000 in the third quarter of 2008 and $999,000 in the third quarter of 2007. Non-interest income for the third quarter of 2008 was $802,000 compared to $980,000 in the third quarter of 2007. Revenue trends at Tricom reflect the general staffing trends of the economy and the entrance of new competitors in most market places served by Tricom. The segment’s net income was $223,000 in the third quarter of 2008 compared to $355,000 in the prior year quarter. On a year-to-date basis, net interest income totaled $2.6 million for the first nine months of 2008 and $2.9 million for the first nine months of 2007. Non-interest income decreased $770,000 to $2.3 million in the first nine months of 2008 compared to the same period last year. The Tricom segment’s after-tax profit for the nine months ended September 30, 2008, totaled $571,000 a decrease of $444,000, or 44%, as compared to $1.0 million in the first nine months of 2007.
The wealth management segment reported net interest income of $4.5 million for the third quarter of 2008 compared to $3.8 million in the same quarter of 2007. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $4.2 million ($2.6 million after tax) in the third quarter of 2008 compared to $3.4 million ($2.1 million after tax) in the third quarter of 2007. The increase in net interest income was primarily a result of the growth in average wealth management deposits. This segment recorded non-interest income of $8.8 million for the third quarter of 2008 compared to $9.6 million for the third quarter of 2007. The wealth management segment’s net income totaled $2.4 million for the third quarter of 2008 compared to net income of $2.3 million for the third quarter of 2007. On a year-to-date basis, net interest income totaled $13.8 million for the first nine months of 2008, an increase of $3.8 million or 37%, as compared to the $10.0 million recorded in the same period last year. The allocated net interest income included in this segment’s profitability was $13.0 million ($8.0 million after tax) in the first nine months of 2008 and $9.1 million ($5.6 million after tax) in the first nine months of 2007. Non-interest income decreased $214,000 to $28.5 million in the first nine months of 2008 compared to the same period last year. This segment’s after-tax net income for the nine months ended September 30, 2008, totaled $8.1 million, an increase of $2.4 million, or 42%, compared to the same period last year.

FINANCIAL CONDITION
Total assets were $9.9 billion at September 30, 2008, representing an increase of $399.8 million, or 4% when compared to the $9.5 billion at September 30, 2007 and a decrease of $58.2 million, or 2% on an annualized basis, when compared to June 30, 2008. The increase in total assets as of September 30, 2008 compared to September 30, 2007 was primarily a result of loan growth. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $8.9 billion at September 30, 2008, $8.7 billion at September 30, 2007 and $8.9 billion at June 30, 2008. See Notes 4-8 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2008		June 30, 2008		September 30, 2007
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,612,881	52%	$4,549,505	52%	$4,214,582	50%
Home equity	799,595	9	732,218	8	641,535	8
Residential real estate (1)	341,106	4	357,480	4	334,018	4
Premium finance receivables	1,216,153	14	1,131,107	13	1,302,644	16
Indirect consumer loans	212,614	2	224,538	3	251,521	3
Tricom finance receivables	20,668	—	25,247	—	31,307	—
Other loans	140,828	2	138,222	2	104,249	1

Total loans, net of unearned income	$7,343,845	83%	$7,158,317	82%	$6,879,856	82%
Liquidity management assets (2)	1,544,465	17	1,543,795	18	1,551,389	18
Other earning assets (3)	21,687	—	22,519	—	23,882	—

Total average earning assets	$8,909,997	100%	$8,724,631	100%	$8,455,127	100%

Total average assets	$9,881,554		$9,682,454		$9,382,060

Total average earning assets to total average assets		90%		90%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.
(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the third quarter of 2008 increased $454.9 million, or 5%, to $8.9 billion, compared to the third quarter of 2007, and increased $185.4 million, or 9% on an annualized basis, compared to the second quarter of 2008. The ratio of total average earning assets as a percent of total average assets at September 30, 2008 was unchanged from the prior quarter and the third quarter of 2007.
Total average loans during the third quarter of 2008 increased $464.0 million, or 7%, over the previous year third quarter. Commercial and commercial real estate loans, the largest loan category, represented the majority of the increase in loan balances as the Company increased its business development efforts in this area. Partially offsetting this increase were lower average premium finance receivables which resulted from the Company’s decision in the fourth quarter of 2007 to reinstate its program of selling premium finance receivables to unrelated third parties. The Company sold $33.6 million of premium finance receivables in the third quarter of 2008 while there were no sales in the same quarter of 2007. Average total loans increased $185.5 million, or 10% on an annualized basis, over the average balance in the second quarter of 2008. The growth of loans from the second quarter of 2008 to the current quarter of 2008 is the result of the Company’s continued business development efforts on its core loan portfolio. Average home equity loans increased 37%, on an annualized basis, from the second quarter of 2008 primarily as a result of new originations since the second quarter of 2008.

As discussed in the “Overview and Strategy” section of this report, in the third quarter of 2008, the Company ceased the origination of indirect automobile loans. Therefore, the balance of indirect consumer loans will continue to decrease in future periods.
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

	Average Balances for the
	Nine Months Ended
	September 30, 2008		September 30, 2007
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,544,182	52%	$4,138,344	49%
Home equity	739,717	9	647,667	8
Residential real estate (1)	342,615	4	338,597	4
Premium finance receivables	1,157,557	13	1,251,619	15
Indirect consumer loans	224,846	3	248,854	3
Tricom finance receivables	23,544	—	34,133	—
Other loans	139,006	2	95,758	1

Total loans, net of unearned income	7,171,467	83	6,754,972	80
Liquidity management assets (2)	1,493,511	17	1,715,848	20
Other earning assets (3)	23,530	—	25,006	—

Total average earning assets	$8,688,508	100%	$8,495,826	100%

Total average assets	$9,646,060		$9,405,996

Total average earning assets to total average assets		90%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.
(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)	Other earning assets include brokerage customer receivables and trading account securities.
Average earning assets for the nine months ended September 30, 2008 increased $192.7 million, or 2%, over the first nine months of 2007. The ratio of total average earning assets as a percent of total average assets for the nine months ended September 30, 2008 was unchanged from the prior year period. Total average loans increased by $416.5 million, or 6%, in the first nine months of 2008 compared to the same period of 2007. The growth of loans in 2008 is the result of the Company’s continued business development efforts on its core loan portfolio. Commercial and commercial real estate loans, the largest loan category, represented the majority of the increase in loan balances as the Company increased its business development efforts in this area. The increase in loans was partially offset by a decrease in liquidity management assets, due primarily to the maturity of Federal Home Loan Bank bonds during 2007.

Deposits
Total deposits at September 30, 2008, were $7.8 billion and increased $251.5 million, or 3%, compared to total deposits at September 30, 2007. See Note 6 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2008		June 30, 2008		September 30, 2007
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$678,651	9%	$663,526	9%	$643,338	9%
NOW accounts	1,029,800	13	1,043,670	14	978,120	13
Wealth management deposits	599,945	8	623,805	8	544,944	7
Money market accounts	947,033	12	843,724	11	698,072	9
Savings accounts	325,383	4	326,630	4	298,323	4
Time certificates of deposit	4,224,904	54	4,068,608	54	4,372,651	58

Total average deposits	$7,805,716	100%	$7,569,963	100%	$7,535,448	100%

Total average deposits for the third quarter of 2008 were $7.8 billion, an increase of $270.3 million, or 4%, from the third quarter of 2007. Total average deposits for the third quarter of 2008 increased $235.8 million or 12%, on an annualized basis, compared to the second quarter of 2008. This increase was a result of marketing efforts at the Banks to support loan growth. Total time certificates of deposit represented 54% of total average deposits in the third and second quarters of 2008 and 58% in the third quarter of 2007.
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
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.2 billion in the third quarter of 2008, an increase of approximately $104.0 million compared to the third quarter of 2007 average balance of $1.1 billion.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2008	2008	2007
Notes payable	$41,835	$63,468	$59,983
Federal Home Loan Bank advances	438,983	437,642	403,590
Other borrowings:
Federal funds purchased	7,853	15,767	43,525
Securities sold under repurchase agreements and other	349,223	359,895	226,676

Total other borrowings	357,076	375,662	270,201

Subordinated notes	75,000	75,000	75,000
Junior subordinated debentures	249,552	249,594	249,719

Total other funding sources	$1,162,446	$1,201,366	$1,058,493

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
See Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2008 as compared to December 31, 2007.

Shareholders’ Equity
Total shareholders’ equity was $809.3 million at September 30, 2008, reflecting an increase of $87.4 million since September 30, 2007 and $69.8 million since the end of 2007. The increase from December 31, 2007, was the result of the retention of approximately $9.5 million of earnings (net income of $18.5 million less preferred stock dividends of $544,000 and common stock dividends of $8.5 million), a $49.4 million increase from the issuance of preferred stock, net of issuance costs, a $4.5 million increase from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $7.6 million credited to surplus for stock-based compensation costs, partially offset by a $153,000 increase in net unrealized losses from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, and a $992,000 cumulative effect adjustment to retained earnings from the adoption of a new accounting standard. See Note 2 of the Financial Statements presented under Item 1 of this report for details on new accounting standards.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	June 30,	September 30,
	2008	2008	2007
Leverage ratio	8.1%	7.8%	7.8%
Tier 1 capital to risk-weighted assets	9.2	8.7	8.8
Total capital to risk-weighted assets	10.7	10.2	10.4
Total average equity-to-total average assets *	7.8	7.9	7.6

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

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
In August 2008, the Company issued $50 million of non-cumulative perpetual convertible preferred stock in a private transaction. If declared, dividends on the preferred stock are payable quarterly in arrears at a rate of 8.00% per annum. The shares are convertible into common stock at the option of the holder at a price per share of $27.38 which is equal to 120% of the average of the midpoint of the intraday high and intraday low trading prices for the Company’s common stock for the fifteen consecutive trading day period ended August 22, 2008. On and after August 26, 2010, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances.
In January and July 2008, Wintrust declared semi-annual cash dividends of $0.18 per common share. In January and July 2007, Wintrust declared semi-annual cash dividends of $0.16 per common share. The dividend payout ratio (annualized) was 35.9% for the first nine months of 2008 and 15.1% for the first nine months of 2007.

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
In October 2008, the U.S. Department of Treasury announced the Capital Purchase Program (“CPP”) under the Emergency Economic Stabilization Act of 2008, pursuant to which the Treasury intends to make perpetual preferred stock investments in participating financial institutions that will qualify as Tier I capital. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008, and are subject to approval by the Treasury. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Based on the Company’s risk-weighted assets as of June 30, 2008, the Company may be eligible to issue approximately $250 million in new perpetual preferred stock under the program.

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$57,633	$47,392	$50,389	$46,055

Provision for credit losses	24,129	4,365	42,985	8,662

Charge-offs:
Commercial and commercial real estate loans	13,543	2,239	22,930	4,929
Home equity loans	28	—	53	133
Residential real estate loans	786	—	1,004	147
Consumer and other loans	125	65	344	463
Premium finance receivables	1,002	625	2,798	1,760
Indirect consumer loans	292	247	821	527
Tricom finance receivables	40	102	117	152

Total charge-offs	15,816	3,278	28,067	8,111

Recoveries:
Commercial and commercial real estate loans	216	82	285	1,498
Home equity loans	—	—	—	60
Residential real estate loans	—	—	—	—
Consumer and other loans	18	37	82	100
Premium finance receivables	118	115	518	366
Indirect consumer loans	29	44	135	124
Tricom finance receivables	—	—	—	3

Total recoveries	381	278	1,020	2,151

Net charge-offs	(15,435)	(3,000)	(27,047)	(5,960)

Allowance for loan losses at period-end	$66,327	$48,757	$66,327	$48,757

Allowance for lending-related commitments at period-end	$493	$457	$493	$457

Allowance for credit losses at period-end	$66,820	$49,214	$66,820	$49,214

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	1.15%	0.21%	0.67%	0.11%
Home equity loans	0.01	—	0.01	0.02
Residential real estate loans	0.92	—	0.39	0.06
Consumer and other loans	0.30	0.11	0.25	0.51
Premium finance receivables	0.29	0.16	0.26	0.15
Indirect consumer loans	0.49	0.32	0.41	0.22
Tricom finance receivables	0.78	1.30	0.66	0.59

Total loans, net of unearned income	0.84%	0.17%	0.50%	0.12%

Net charge-offs as a percentage of the provision for credit losses	63.97%	68.72%	62.92%	68.81%

Loans at period-end			$7,322,545	$6,808,359
Allowance for loan losses as a percentage of loans at period-end			0.91%	0.72%
Allowance for credit losses as a percentage of loans at period-end			0.91%	0.72%

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
As discussed in the “Critical Accounting Policies” section of this report, in the second quarter of 2008, the Company began allocating the allowance for loan losses to loan portfolio groups based on loan collateral and credit risk rating. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan identification system (“Problem Loan Report”) loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off, and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The Company reviews non-performing loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on loan collateral and assigned credit risk rating reserve percentages. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. The Company also maintains an allowance for lending-related commitments which relates to certain amounts that the Company is committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
The provision for credit losses totaled $24.1 million for the third quarter of 2008 and $4.4 million for the third quarter of 2007. For the quarter ended September 30, 2008, net charge-offs totaled $15.4 million, an increase from the $3.0 million of net charge-offs recorded in the same period of 2007. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.84% in the third quarter of 2008 and 0.17% in the third quarter of 2007.
On a year-to-date basis, the provision for credit losses totaled $43.0 million for the first nine months of 2008 and $8.7 million for the first nine months of 2007. Net charge-offs totaled $27.0 million, an increase from the $6.0 million of net charge-offs recorded in the same period of 2007. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.50% in the first nine months of 2008 and 0.12% in the first nine months of 2007. Higher provision and net charge-offs for the first nine months of 2008 and the third quarter of 2008, compared to the same periods in the prior year, primarily resulted from real estate valuations on residential and commercial real estate construction and land development related loans which have become distressed due to lack of sales activity and other factors.
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

Past Due and Non-performing Loans
The following table sets forth Wintrust’s non-performing loans at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table.

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity (1)	$1,084	$200	$51	$85
Commercial, consumer and other	6,100	2,259	14,742	2,207
Premium finance receivables	5,903	5,180	8,703	7,204
Indirect consumer loans	877	471	517	279
Tricom finance receivables	—	—	—	—

Total past due greater than 90 days and still accruing	13,964	8,110	24,013	9,775

Non-accrual loans:
Residential real estate and home equity (1)	6,214	3,384	3,215	4,465
Commercial, consumer and other	81,997	61,878	33,267	20,452
Premium finance receivables	10,239	13,005	10,725	11,400
Indirect consumer loans	627	389	560	592
Tricom finance receivables	—	40	74	174

Total non-accrual	99,077	78,696	47,841	37,083

Total non-performing loans:
Residential real estate and home equity (1)	7,298	3,584	3,266	4,550
Commercial, consumer and other	88,097	64,137	48,009	22,659
Premium finance receivables	16,142	18,185	19,428	18,604
Indirect consumer loans	1,504	860	1,077	871
Tricom finance receivables	—	40	74	174

Total non-performing loans	$113,041	$86,806	$71,854	$46,858

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity (1)	0.67%	0.35%	0.36%	0.52%
Commercial, consumer and other	1.83	1.35	1.06	0.52
Premium finance receivables	1.34	1.59	1.80	1.44
Indirect consumer loans	0.75	0.39	0.45	0.34
Tricom finance receivables	—	0.18	0.27	0.52

Total non-performing loans	1.54%	1.21%	1.06%	0.69%

Allowance for loan losses as a percentage of non-performing loans	58.67%	66.39%	70.13%	104.05%

(1)
Nonaccrual and past due greater than 90 days and still accruing residential mortgage loans held for sale accounted for at lower of cost or market are excluded from the non-performing balances above. These balances totaled approximately $0 as of September 30, 2008, $0.2 million as of June 30, 2008 and $2.0 million as of December 31, 2007. Residential mortgage loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to non-interest income.

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $7.3 million as of September 30, 2008 compared to $3.3 million at December 31, 2007 and $4.6 million as of September 30, 2007. The September 30, 2008 non-performing balance is comprised of $6.0 million of residential real estate (one credit of $3.3 million and 16 individual credits totaling $2.7 million) and $1.3 million of home equity loans (16 individual credits). On average, this is approximately two non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans are very manageable. Management does not expect any material losses from the resolution of any of the credits in this category.
Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $88.1 million as of September 30, 2008 compared to $48.0 million as of December 31, 2007 and $22.7 million as of September 30, 2007.
Management is pursuing the resolution of all credits in this category. However, given the current state of the residential real estate market, resolution of certain credits could span a lengthy period of time until market conditions stabilize. Management also believes reserves are adequate to absorb potential losses that may occur upon the ultimate resolution of these credits.
Non-performing Loan Composition
The $95.4 million of non-performing loans classified as residential real estate and home equity, commercial, consumer, and other consumer consists of $39.1 million of residential real estate construction and land development related loans, $5.9 million of commercial related loans, $19.2 million of commercial real estate related loans, $17.5 million of commercial real estate construction and land development related loans, $13.4 million of residential real estate and home equity related loans and $269,000 of consumer related loans. Twelve of these relationships exceed $2.5 million in outstanding balances, approximating $69.1 million in total outstanding balances.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2007	2007
Non-performing premium finance receivables	$16,142	$18,185	$19,428	$18,604
- as a percent of premium finance receivables outstanding	1.34%	1.59%	1.80%	1.44%
Net charge-offs of premium finance receivables	$884	$640	$517	$510
- annualized as a percent of average premium finance receivables	0.29%	0.23%	0.16%	0.16%

The level of non-performing premium finance receivables as a percent of total premium finance receivables at September 30, 2008 is lower than the levels reported at June 30, 2008 and at September 30 and December 31, 2007. Although net charge-offs in this category have increased over the past twelve months, the Company’s underwriting standards have remained consistent with its historical conservative standards. We anticipate that net charge-offs and non-performing asset levels in the near term will continue to be at levels that are within acceptable operating ranges for this category of loans. Management is comfortable with administering the collections at this level of non-performing premium finance receivables. As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers.

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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $1.5 million at September 30, 2008, compared to $1.1 million at December 31, 2007 and $871,000 at September 30, 2007. The ratio of these non-performing loans to total indirect consumer loans was 0.75% at September 30, 2008 compared to 0.45% at December 31, 2007 and 0.34% at September 30, 2007. As noted in the Allowance for Credit Losses table, net charge-offs (annualized) as a percent of total indirect consumer loans were 0.49% for the quarter ended September 30, 2008 compared to 0.32% in the same period in 2007. The level of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
At the beginning of the third quarter the Company ceased the origination of indirect automobile loans. This niche business has served the Company well over the past 12 years in helping de-novo banks quickly, and profitably, grow into their physical structures. Competitive pricing pressures have significantly reduced the long-term potential profitably of this niche business. Given the current economic environment, the retirement of the founder of this niche business and the Company’s belief that interest rates may rise over the longer-term, exiting the origination of this business was deemed to be in the best interest of the Company at this time. The Company continues to service its existing portfolio during the duration of the credits and does not anticipate any change in historical credit trends for this niche business given this decision.
Other Real Estate Owned
The table below presents a summary of other real estate owned as of September 30, 2008 and shows the changes in the balance from June 30, 2008 for each property type:

			Residential
	Residential		Real Estate		Commercial
	Real Estate		Development		Real Estate		Total
(Dollars in thousands)	Balance	#	Balance	#	Balance	#	Balance	#
Balance at June 30, 2008	$2,506	9	$4,683	9	$2,044	3	$9,233	21
Transfers at fair value	5,734	5	741	2	1,358	4	7,833	11
Fair value adjustments	(66)	—	(100)	—	—	—	(166)	—
Resolved	(473)	(2)	(3,112)	(5)	(792)	(1)	(4,377)	(8)
							—
Balance at September 30, 2008	$7,701	12	$2,212	6	$2,610	6	$12,523	24
							—
Balance at December 31, 2007							$3,858

Balance at September 30, 2007							$1,834

# = number of individual properties

Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in identifying Problem Loan Report loans as a means of reporting non-performing loans and determining the adequacy of the allowance for loan losses. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing all loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due and Non-performing Loans,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of September 30, 2008, June 30, 2008, and September 30, 2007 totaled $198.9 million, $168.6 million and $140.7 million, respectively. The increase from September 30, 2007 and June 30, 2008 to September 30, 2008 is primarily a result of Problem Loan Report credits in the commercial and commercial real estate category. These loans are currently performing.
LIQUIDITY
Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The liquidity to meet these demands is provided by maturing assets, liquid assets that can be converted to cash and the ability to attract funds from external sources. Liquid assets refer to money market assets such as Federal funds sold and interest bearing deposits with banks, as well as available-for-sale debt securities which are not pledged to secure public funds. The Company believes that it has sufficient funds and access to funds to meet its working capital and other needs.
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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 2008, December 31, 2007 and September 30, 2007, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
September 30, 2008	6.5%	3.2%	(3.5)%	(7.0)%
December 31, 2007	6.1%	3.1%	(2.9)%	(6.3)%
September 30, 2007	5.2%	2.8%	(3.2)%	(5.0)%

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
During the first nine months of 2008, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2008.

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

PART II — Other Information
Item 1A: Risk factors
The following risks and uncertainties should be considered in addition to those risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2007.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not restore liquidity and stability to the United States financial system.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was designed to address the ongoing financial crisis affecting the financial markets, including financial institutions, and authorizes the U.S. Treasury Department (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments. The Treasury has allocated $250 billion towards a Capital Purchase Program whereby the Treasury will purchase equity securities from participating institutions. The government programs also may include direct purchases or guarantees of troubled assets of financial institutions. The purpose of government programs is to restore confidence and stability to the U.S. financial system and to encourage financial institutions to increase their lending to customers and to each other.
The EESA also temporarily increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts and to guarantee certain unsecured debt of financial institutions and their holding companies.
There can be no assurance as to the actual impact that the EESA, its programs or other regulatory initiatives will have on the financial markets. If the EESA fails to stabilize the financial services industry, our Company may be impacted by failures or defaults by others in the sector. Such difficulties could result in further consolidation in our industry, which could intensify competition for Wintrust. The failure of the EESA to help stabilize the financial markets and the continuation or worsening of current market conditions could materially and adversely impact our business, financial condition and results of operations.
Difficult market conditions have adversely affected the financial services industry and further negative changes my hurt the value of our collateral and our ability to collect.
The housing and real estate sectors have been experiencing an extraordinary economic slowdown during 2007 and 2008 causing the values of real estate collateral supporting many loans to decline and which may continue to decline. Market turmoil has lead to an increase in delinquencies and has negatively impacted consumer confidence and the level of business activity. Further deterioration in economic conditions may cause increases in delinquencies, problem assets, charge-offs and provisions for credit losses. If these problems escalate, court systems may become less efficient in dealing with increased foreclosure actions.
It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. If these conditions persist, they will impact our business, financial condition and results of operations.

Difficulties experienced by the financial services industry may lead to changes which negatively impact our business and ability to grow.
Our business is directly affected by market conditions, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation. New or more stringent regulation may result for the disruptions in the marketplace, and Wintrust may face increased regulation of its industry. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities. In addition, the increased insurance exposure by the FDIC may not be matched with increased payments. As a result, the FDIC insurance fund could be under-funded, and we may experience a significant increase in our FDIC premiums.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In many cases, the markets have produced downward pressure on stock prices and credit capacity for certain companies without regard to those companies’ underlying financial strength. If current levels of market volatility and disruption continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, if needed or desired, and on our business, financial condition and results of operations.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2007, the Company announced that its Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the next 12 months. All shares authorized to be repurchased pursuant to this authorization were repurchased as of November 2007. In January 2008, the Company’s Board of Directors authorized the Company to repurchase up to 1.0 million shares of its outstanding common stock over the next 12 months. No shares were repurchased pursuant to this authorization. Following is a summary of the stock repurchases made during the third quarter of 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

July 1 — July 31	1,473	$21.77	—	1,000,000
August 1 — August 31	—	—	—	1,000,000
September 1 — September 30	—	—	—	1,000,000

Total	1,473	$21.77	—	1,000,000

All shares repurchased in the third quarter of 2008 were repurchased under the Company’s Stock Incentive Plan to satisfy tax withholding obligations associated with restricted share awards.

Item 6: Exhibits.
(a) Exhibits
4.1
Certificate of Designations of Wintrust Financial Corporation filed on August 26, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

10.1
Investment Agreement dated as of August 26, 2008 between Wintrust Financial Corporation and CIVC-WTFC LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

10.2
Seventh Amendment dated as of August 31, 2008 to Credit Agreement dated as of November 1, 2005, between Wintrust Financial Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

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
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: November 10, 2008	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)