Form 10-K
period 2008-12-31
WINTRUST FINANCIAL CORP
filed 2009-03-02
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $23.85, as reported by the Nasdaq National Market, was $549,739,566.
As of February 26, 2009, the registrant had 23,876,870 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 28, 2009 are incorporated by reference into Part III.

PART I
ITEM I. BUSINESS
Wintrust Financial Corporation, an Illinois corporation (“Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $10.7 billion at December 31, 2008. The Company engages in the business of providing traditional community banking services, wealth management services, commercial insurance premium financing, short-term accounts receivable financing and certain administrative services, such as data processing of payrolls, billing and cash management services.
The Company provides community-oriented, personal and commercial banking services to customers located in the greater Chicago, Illinois and southern Wisconsin metropolitan areas through its fifteen wholly-owned banking subsidiaries (collectively, the “Banks”). The Company owns nine Illinois-chartered banks, Lake Forest Bank and Trust Company (“Lake Forest Bank”), Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of The Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, the Company has one Wis-consin-chartered bank, Town Bank, and five nationally chartered banks, Barrington Bank and Trust Company, N.A. (“Bar-rington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Advantage National Bank (“Advantage Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”).
The Company provides a full range of wealth management services through three separate subsidiaries, including Wayne Hummer Trust Company, N.A. (“WHTC”), Wayne Hummer Investments, LLC (“WHI”), a broker-dealer and subsidiary of North Shore Bank and Wayne Hummer Asset Management Company (“WHAMC”), a registered investment adviser. The Company acquired WHI and WHAMC in February 2002. WHTC, WHI and WHAMC are referred to collectively as “the Wayne Hummer Companies.”
The Company provides financing for the payment of commercial insurance premiums (“premium finance receivables”), on a national basis, through First Insurance Funding Corporation (“FIFC”), a wholly-owned subsidiary of Lake Forest Bank. On November 1, 2007, the Company expanded its insurance premium finance business with FIFC’s acquisition of Broadway Premium Funding Corporation (“Broadway”), a commercial finance company headquartered in New York City. Broadway’s products are marketed through insurance agents and brokers to their small to mid-size corporate clients. Broadway’s clients are located primarily in the northeastern United States and California. Broadway was merged into FIFC in November 2008 and currently operates as a division of FIFC.
The Company also provides short-term accounts receivable financing (“Tricom finance receivables”) and out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry located throughout the United States, through Tricom, Inc. of Milwaukee (“Tricom”), a wholly-owned subsidiary of Hinsdale Bank.
Wintrust Mortgage Corporation engages in the origination and purchase of residential mortgages for sale into the secondary market and provides the document preparation and other loan closing services to a network of mortgage brokers. The Company acquired SGB Corporation d/b/a WestAmerica Mortgage Company (“WestAmerica”) and its affiliate Guardian Real Estate Services, Inc. (“Guardian”), in May 2004. In 2008, the Company changed the name of WestAmerica to Wintrust Mortgage Corporation, and liquidated Guardian Real Estate Services. In December 2008, Wintrust Mortgage Corporation acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”). Wintrust Mortgage Corporation currently maintains origination offices in ten states, including Illinois, and originates loans in other states through wholesale and correspondent offices. Wintrust Mortgage Corporation is a wholly-owned subsidiary of Barrington Bank. Mortgage banking operations are also performed within each of the Banks.
As a mid-size financial services company, management expects to benefit from greater access to financial and managerial resources while maintaining its commitment to local decision-making and to its community banking philosophy. Management also believes the Company is positioned to compete more effectively with other larger and more diversified banks, bank holding companies and other financial services companies as it continues to execute its growth strategy through additional branch openings and de novo bank formations, expansion of its wealth management and premium finance businesses, development of additional specialized earning asset niches and potential acquisitions of other community-oriented banks, wealth management units or specialty finance companies.
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

2008 Annual Report	3

estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.
Wintrust developed its banking franchise through the de novo organization of nine banks and the purchase of seven banks, one of which was merged into an existing Wintrust bank. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. Following the same business plan, the Company started Hinsdale Bank in 1993 to service the communities of Hinsdale and Burr Ridge, North Shore Bank in 1994 to service the communities of Wilmette and Kenilworth, Libertyville Bank in 1995 to service the communities of Libertyville, Ver-non Hills and Mundelein, Barrington Bank in 1996 to service the greater Barrington/Inverness areas, Crystal Lake Bank in 1997 to service the communities of Crystal Lake and Cary, Northbrook Bank in 2000 to service the communities of Northbrook, Glenview and Deerfield, Beverly Bank in 2004 to service the communities of Beverly Hills and Morgan Park on the southwest side of Chicago and Old Plank Trail Bank in 2006 to serve the communities of New Lenox, Mokena and Frankfurt. Since the initial openings of these nine banks, each of them has opened additional branches in adjacent and nearby communities to expand their franchise.
Wintrust completed its first bank acquisitions in the fourth quarter of 2003, with the acquisitions of Advantage Bank in October 2003 and Village Bank in December 2003. In September 2004, Wintrust acquired Northview Financial Corporation and its wholly-owned subsidiary, Northview Bank & Trust Company, with banking locations in Northfield, Mundelein and Wheaton, Illinois, and in December 2004, Wintrust relocated the bank’s charter to its Wheaton branch, renamed the bank Wheaton Bank & Trust Company and transferred its Mundelein branch to Libertyville Bank and its Northfield branches to Northbrook Bank. In October 2004, Wintrust acquired Town Bankshares, Ltd. and its wholly-owned subsidiary, Town Bank, with locations in Delafield and Madison, Wisconsin. Town Bank represents the Company’s first banking operation outside of Illinois. In January 2005, the Company completed its acquisition of Antioch Holding Company and its wholly-owned subsidiary, State Bank of The Lakes, and on March 31, 2005 the Company acquired First Northwest Bancorp, Inc. and its wholly-owned subsidiary First Northwest Bank. First Northwest Bank was merged into Village Bank in May 2005 as both banks were located in and served the same market area. In May 2006, the Company completed its acquisition of Hinsbrook Bancshares, Inc. and its wholly-owned subsidiary, Hinsbrook Bank & Trust, with five banking locations in the western suburbs of Chicago, including Willowbrook, Downers Grove, Darien, Glen Ellyn and Geneva. In November 2006, Wintrust relocated Hinsbrook Bank’s charter to its Geneva branch, renamed the bank St. Charles Bank & Trust Company, and transferred the Willow brook, Downers Grove and Darien branches to Hinsdale Bank and the Glen Ellyn branch to Wheaton Bank. These branch transactions were done to align the banking locations within the same market area under one bank charter. As of December 31, 2008, the Company had 79 banking locations.
All of the banks acquired by Wintrust share the same commitment to community banking and customer service as the banks the Company organized. Each of the acquired banks, with the exception of Hinsbrook Bank (currently St. Charles Bank) and State Bank of The Lakes, began operations within the same time frame in which Wintrust organized its Banks. The charters of Hinsbrook Bank and State Bank of The Lakes, however, date back to 1987 and 1894, respectively.
The deposits of each of the Banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits. The standard maximum deposit insurance amount was $100,000 per non-retirement account capacity, subject to possible cost-of-living adjustments after 2010, and up to $250,000 for certain retirement accounts. However, as part of the Emergency Economic Stabilization Act of 2008, enacted on October 3, 2008, the limit on deposit insurance has been temporarily increased to $250,000 per depositor. The increase is scheduled to expire on December 31, 2009.
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
FIFC, headquartered in Northbrook, Illinois, is the Company’s most significant specialized lending niche. As previously noted, Broadway was merged into FIFC in November 2008. References to FIFC’s business, operations and results include those of Broadway. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers

4	Wintrust Financial Corporation

located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Due to the indirect nature of this lending and because the borrowers are located nationwide, this business may be more susceptible to third party fraud. The majority of the loans originated by FIFC have been purchased by the Banks in order to more fully utilize their lending capacity. These loans generally provide the Banks with higher yields than alternative investments. During 2008, FIFC originated approximately $3.2 billion of premium finance receivables and sold approximately $218 million, or 7%, of the premium finance receivables generated during the year to unrelated third parties, with servicing retained. The Company has been selling these loans to third parties since 1999. Selling these loans to third parties, allows the Company to originate loans without compromising the liquidity position of the Company. FIFC is licensed or otherwise qualified to do business as an insurance premium finance company in all 50 states and the District of Columbia.
In 2007, FIFC began financing life insurance policy premiums for high net-worth individuals. These loans are originated through independent insurance agents with assistance from financial advisors and legal counsel. The life insurance policy is the primary form of collateral, in addition, these loans can be secured with a letter of credit or certificate of deposit.
Tricom was acquired by Hinsdale Bank in October 1999 as part of the Company’s strategy to pursue specialty lending niches and is an operating subsidiary of Hinsdale Bank. It is located in the Milwaukee, Wisconsin metropolitan area and has been in business since 1989. Through Tricom, the Company provides high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2008, Tricom processed payrolls with associated client billings of approximately $312 million and contributed approximately $6.3 million of revenue, net of interest expense, to the Company.
The Company also engages in several other specialty lending areas through divisions of the Banks. These include Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending and Lake Forest Bank’s franchise lending program which provides lending primarily to restaurant franchises. Hinsdale Bank operated an indirect auto lending program which originated new and used automobile loans that were purchased by the Banks. In the third quarter of 2008, the Company exited this business due to competitive pricing pressures, the current economic environment and the retirement of the founder of this niche business. Hinsdale Bank will continue to service its existing portfolio generated by this business for the duration of the credits. The loans were generated through a network of automobile dealers located in the Chicago area, secured by new and used vehicles and diversified among many individual borrowers. At December 31, 2008, indirect auto loans totaled $165.9 million and comprised approximately 2.2% of the Company’s loan portfolio. These other specialty loans (including the indirect auto loans) generated through divisions of the Banks comprised approximately 4.0% of the Company’s loan and lease portfolio at December 31, 2008.
Wintrust Mortgage Corporation, formerly WestAmerica, was acquired by Barrington Bank in May 2004 to enhance and diversify the Company’s revenue sources and earning asset base. In December 2008, Wintrust Mortgage Corporation acquired certain assets and assumed certain liabilities of PMP to expand its retail loan origination capabilities. Wintrust Mortgage Corporation engages primarily in the origination and purchase of residential mortgages for sale into the secondary market, sells its loans servicing released and does not currently engage in mortgage loan servicing. The Company, through its Banks, does engage in loan servicing as a portion of the loans sold by the Banks into the secondary market are sold to the Federal National Mortgage Association (“FNMA”) with the servicing of those loans retained. Wintrust Mortgage Corporation maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. Wintrust Mortgage Corporation also established offices at several of the Banks and provides the Banks with the ability to use an enhanced loan origination and documentation system. This allows Wintrust Mortgage Corporation and the Banks to better utilize existing operational capacity and improve the product offering for the Banks’ customers.
Wealth Management Activities
The Company currently offers a full range of wealth management services through three separate subsidiaries, including trust and investment services, asset management and securities brokerage services, marketed primarily under the Wayne Hummer name. Wintrust acquired WHI and WHAMC, which are headquartered in Chicago, in February 2002. To further expand the Company’s wealth management business, in February 2003, the Company acquired Lake Forest Capital Management Company, a registered investment adviser with approximately $300 million of assets under management upon acquisition. Lake Forest Capital Management Company was merged into WHAMC.

2008 Annual Report	5

WHTC, the Company’s trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of the Company’s fifteen banks. Assets under administration and/or management by WHTC as of December 31, 2008 were approximately $1.2 billion. WHTC is subject to regulation, supervision and regular examination by the OCC.
WHI, the Company’s registered broker/dealer subsidiary, has been in operations since 1931. Through WHI, the Company provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. Assets held in WHI client accounts were approximately $4.0 billion at December 31, 2008. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2008, established branch locations in offices at a majority of the Company’s banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.
WHAMC, a registered investment adviser, provides money management services and advisory services to individuals and institutional municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHAMC had approximately $407 million of assets under management at December 31, 2008. In addition, WHAMC also provides money management and advisory services to WHTC.
Competition
The Company competes in the commercial banking industry through the Banks in the communities each serves. The commercial banking industry is highly competitive, and the Banks face strong direct competition for deposits, loans, and other financial-related services. The Banks compete with other commercial banks, thrifts, credit unions and stockbrokers. Some of these competitors are local, while others are statewide or nationwide.
The Banks have a community banking and marketing strategy. In keeping with this strategy, the Banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using the Company’s decentralized corporate structure to its advantage, in 2008, the Company announced the creation of its MaxSafe® deposit accounts, which provide customers with expanded FDIC insurance coverage by spreading a customer’s deposit across its fifteen bank charters. This product differentiates the Company’s Banks from many of its competitors that have consolidated their bank charters into branches. Some of the financial institutions and financial services organizations with which the Banks compete are not subject to the same degree of regulation as imposed on financial holding companies, Illinois or Wisconsin state banks and national banking associations. In addition, the larger banking organizations have significantly greater resources than those available to the Banks. As a result, such competitors have advantages over the Banks in providing certain non-deposit services. Management views technology as a great equalizer to offset some of the inherent advantages of its significantly larger competitors.
FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, and other lending institutions. Some of their competitors are larger and have greater financial and other resources. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. Management believes that its commitment to service also distinguishes it from its competitors.
The Company’s wealth management companies (WHTC, WHI and WHAMC) compete with more established wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. The Company believes it can successfully compete for trust, asset management and brokerage business by offering personalized attention and customer service to small to midsize businesses and affluent individuals. The Company continues to recruit and hire experienced professionals from the more established Chicago area wealth management companies, which is expected to help in attracting new customer relationships.
Wintrust Mortgage Corporation, as well as the mortgage banking functions within the Banks, competes with large mortgage brokers as well as other banking organizations. The mortgage banking business is very competitive and significantly impacted by changes in mortgage interest rates. The Company believes that mortgage banking revenue will be a continuous source of revenue, but the level of revenue will be impacted by changes in and the general level of mortgage interest rates.
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

6	Wintrust Financial Corporation

Employees
At December 31, 2008, the Company and its subsidiaries employed a total of 2,326 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
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
Supervision and Regulation
Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations and regulatory interpretations thereof. Any change in applicable laws or regulations may have a material effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC, WHTC, WHI, WHAMC, Tricom and Wintrust Mortgage Corporation. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies. This section discusses recent regulatory developments impacting the Company and its subsidiaries, including the Emergency Economic Stabilization Act and the Temporary Liquidity Guarantee Program. Following that presentation, the discussion turns to the regulation and supervision of the Company and its subsidiaries under various federal and state rules and regulations applicable to bank holding companies, broker-dealer and investment advisor regulations.
Extraordinary Government Programs
Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted, which, among other things, provided the United States Department of the Treasury (“Treasury”) access to up to $700 billion to stabilize the U.S. banking system. On October 14, 2008, Treasury announced its intention to inject capital into nine large U.S. financial institutions under the Capital Purchase Program (the “CPP”) as part of the Troubled Asset Relief Program (“TARP”) implementing the EESA, and since has injected capital into many other financial institutions.
On December 19, 2008, the Company entered into an agreement with Treasury to participate in the CPP, pursuant to which the Company issued and sold preferred stock and a warrant to Treasury, in exchange for aggregate consideration of $250 million. Treasury is permitted to amend the agreement unilaterally in order to comply with any changes in applicable federal statutes.
The terms of the preferred stock and warrant impose certain restrictions on the Company. In particular, the Company may not increase dividends from the last semiannual cash dividend per share ($0.18) declared on common stock prior to October 14, 2008. These restrictions will terminate on the earlier of the third anniversary of the issuance of the preferred stock to Treasury, or the date that the preferred stock has been redeemed by the Company or transferred by Treasury to third parties. After that same date, the Company may also repurchase from Treasury at fair market value the warrant and any common stock received upon exercise by Treasury. In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock or other securities will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the preferred stock issued to Treasury. In the purchase agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the purchase agreement, the Company will take all necessary action to ensure that its compensation and benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which contains a provision making more stringent the limitations on executive compensation. For additional information on the terms of the preferred stock and the warrant, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Treasury Capital Purchase Program.”
Temporary Liquidity Guarantee Program. FDIC issued a final rule establishing the Temporary Liquidity Guarantee Program (“TLGP”) on November 21, 2008. The TLGP applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. The Company and the Banks have not opted out of the TLGP, and their participation has not been terminated. Under the TLGP, the FDIC will guarantee certain senior unsecured debt of the Company and the Banks, as well as noninterest-bearing transaction account deposits at the Banks, and in return for these guarantees the bank pays the FDIC a fee based on the amount of the deposit or the amount and maturity of the debt. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of

2008 Annual Report	7

the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The Company and the Banks have not issued any debt subject to the TLGP guarantee. Under the transaction account guarantee component of the TLGP, all noninterest-bearing transaction accounts maintained at the Banks are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount.
Bank Regulation; Bank Holding Company and Subsidiary Regulations
General. Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Secretary of the Illinois Department of Financial and Professional Regulation (the “Illinois Secretary”). Each of these Illinois-chartered Banks is a member of the Federal Reserve and, as such, is subject to additional examination by the Federal Reserve as their primary federal regulator. Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank, Old Plank Trail Bank and WHTC are federally-chartered and are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Town Bank is a Wisconsin-chartered bank and a member of the Federal Reserve, and as such is subject to supervision by the Wisconsin Department of Financial Institutions (the “Wisconsin Department”) and the Federal Reserve.
Financial Holding Company Regulations. The Company has elected to be treated by the Federal Reserve as a financial holding company for purposes of the Bank Holding Company Act of 1956, as amended, including regulations promulgated by the Federal Reserve (the “BHC Act”), as augmented by the provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), which established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The Company became a financial holding company in 2002. Bank holding companies that elect to be treated as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. Financial holding companies, unlike traditional bank holding companies, can engage in certain activities without prior Federal Reserve approval, subject to certain post-commencement notice procedures. Banking subsidiaries of financial holding companies are required to be “well capitalized” and “well managed” as defined in the applicable regulatory standards. If these conditions are not maintained, and the financial holding company fails to correct any deficiency within 180 days, the Federal Reserve may require the Company to either divest control of its banking subsidiaries or, at the election of the Company, cease to engagein any activities not permissible for a bank holding company that is not a financial holding company. Moreover, during the period of noncompliance, the Federal Reserve can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained at least a satisfactory rating under the Community Reinvestment Act at all of its controlled banking subsidiaries, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. In April 2008, the Company was notified that one of its Bank subsidiaries received a needs to improve rating, therefore, this limitation applies until the Community Reinvestment Act rating improves.
Federal Reserve Regulations. The Company continues to be subject to supervision and regulation by the Federal Reserve under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Banks and the Company’s other subsidiaries.
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

8	Wintrust Financial Corporation

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial and managerial strength to its subsidiaries, and to commit resources to support the subsidiaries. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support even when the Company otherwise would not consider itself able to do so.
Federal Reserve Capital Requirements. The Federal Reserve has adopted risk-based capital requirements for assessing capital adequacy of all bank holding companies, including financial holding companies. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1 capital, or “core” capital, consists of common stockholders’ equity, qualifying noncumulative perpetual preferred stock including related surplus, qualifying cumulative perpetual preferred stock including related surplus (subject to certain limitations), minority interests in the common equity accounts of consolidated subsidiaries and qualifying trust preferred securities, and is reduced by goodwill, specified intangible assets and certain other items (“Tier 1 Capital”). Tier 1 Capital also includes the preferred stock issued to Treasury as part of the CPP. Tier 2 capital, or “supplementary” capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock.
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
As of December 31, 2008, the Company’s total capital to risk-weighted assets ratio was 13.07%, its Tier 1 Capital to risk-weighted asset ratio was 9.45% and its leverage ratio was 8.58%. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2008, each of the Company’s Banks was categorized as “well capitalized.” In order to maintain the Company’s designation as a financial holding company, each of the Banks is required to maintain capital ratios at or above the “well capitalized” levels.
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
Bank Regulation; Federal Deposit Insurance Act
General. The deposits of the Banks are insured by the Deposit Insurance Fund under the provisions of the Federal Deposit Insurance Act, as amended (the “FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank,

2008 Annual Report	9

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
Prompt Corrective Action. The FDIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapital-ized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investments activities, capital distributions and management fees and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, the FDIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of the FDIA and their implementing regulations generally apply to all FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of the FDIA.
Standards for Safety and Soundness. The FDIA requires the federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIA. The guidelines establish general standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. Additional restrictions on compensation apply to the Company as a result of its participation in the CPP. See Extraordinary Government Programs — Troubled Asset Relief Program. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an under-capitalized association is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.
Other FDIA Provisions. A range of other provisions in the FDIA include requirements applicable to: closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal shareholders; and increased reporting requirements on agricultural loans and loans to small businesses.
In addition, the federal banking agencies adopted a final rule, which modified the risk-based capital standards, to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, federal regulators and the FDIC must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates

10	Wintrust Financial Corporation

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
Insurance of Deposit Accounts. Under the FDIA, as an FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (“DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. Each institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. During 2008, the Banks recognized expense for deposit insurance premiums in the aggregate amount of $5.6 million. As part of the EESA, the limit on deposit insurance has been temporarily increased to $250,000 per depositor. The increase is scheduled to expire on December 31, 2009.
In November 2006, the FDIC adopted a new risk-based insurance assessment system, which was effective January 1, 2007, designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The assessment system has resulted in increased annual assessments on the deposits of the Company’s bank subsidiaries of 5 to 7 cents per $100 of deposits. An FDIC credit available to the Company’s bank subsidiaries for prior contributions offset some of the assessment increase in 2007. Significant increases in the insurance assessments of the Company’s bank subsidiaries will increase the Company’s costs once the credit is fully utilized.
In October 2008, the FDIC issued a proposal to revise assessment rates, and to change its system for risk-based assessments. For small Risk Category 1 institutions, like the Banks, the FDIC proposed to introduce a new financial ratio into the financial ratios method to include brokered deposits (those in excess of 10 percent of domestic deposits) that are used to fund rapid asset growth, and revise the uniform amount and the pricing multipliers. The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate: a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; a potential increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 15% of domestic deposits; and, for non-Risk Category I institutions, a potential increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. The FDIC proposed raising the current assessment rates uniformly by 7 basis points for the assessment for the first quarter of 2009 only, resulting in annualized assessment rates for Risk Category I institutions of 12 to 14 basis points. On December 16, 2008, the FDIC finalized that proposal. The FDIC has further proposed initial base assessment rates, to be effective April 1, 2009, of 10 to 14 basis points for Risk Category I institutions which, after the effect of potential adjustments, would result in annualized risk assessment rates ranging from 8 to 21 basis points. The FDIC has indicated that a final rule would be issued in early 2009 to be effective on April 1, 2009.
In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annualized assessment rate is 1.14 cents per $100 of deposits for the first quarter of 2009.
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
Bank Regulation; Additional Regulation of Dividends
As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank, may not pay dividends in an amount greater than their current net profits after deducting losses and

2008 Annual Report	11

bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. As a Wisconsin state-chartered bank, Town Bank may declare dividends out of its undivided profits, after provision for payment of all expenses, losses, required reserves, taxes, and interest. In addition, if Town Bank’s dividends declared and paid in either of the prior two years exceeded net income for such year, then the bank may not declare a dividend that exceeds year-to-date net income except with written consent of the Wisconsin Division of Financial Institutions. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Company’s Illinois-chartered banks and Town Bank, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account unless there is approval by the Federal Reserve. Similarly, as national associations supervised by the OCC, Barring-ton Bank, Crystal Lake Bank, Beverly Bank, Advantage Bank, Old Plank Trail Bank and WHTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, nor may any of them declare a dividend in excess of undivided profits. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice or if it determines that the institution is undercapitalized.
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
Additionally, as discussed above under the heading “Extraordinary Government Programs — Troubled Asset Relief Program” the Company’s participation in the Treasury’s CPP has placed additional limitations on the Company’s ability to declare and pay dividends.
Bank Regulation; Other Regulation of Financial Institutions
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
Protection of Client Information. Many aspects of the Company’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the GLB Act as well as the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”). Provisions of the GLB Act require a financial institution to disclose its privacy policy to customers and consumers, and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with certain nonaffiliated third persons. The Company and each of the Banks have a written privacy notice that is delivered to each of their customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. In accordance with that privacy notice, the Company and each Bank protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others. The Company and each Bank require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLB Act. The Company and each Bank have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. The federal banking regulators have interpreted the requirements of the GLB Act to require banks to take, and the Company and the Banks are subject to state law requirements that require them to take, certain actions in

12	Wintrust Financial Corporation

the event that certain information about customers is compromised. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Company and/or each Bank may need to amend their privacy policies and adapt their internal procedures. The Company and the Banks may also be subject to additional requirements under state laws.
Moreover, like other lending institutions, each of the Banks utilizes credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Report Act (the “FCRA”), including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The FCRA was amended by the FACT Act in 2003, which imposes a number of regulatory requirements, some of which have become effective, some of which became effective in 2008, and some of which are still in the process of being implemented by federal regulators. In particular, in 2008, compliance with new rules restricting the ability of corporate affiliates to share certain customer information for marketing purposes became mandatory, as did compliance with rules requiring institutions to develop and implement written identity theft prevention programs. The Company and the Banks may also be subject to additional requirements under state laws.
Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received a “satisfactory” rating from the Federal Reserve, the OCC or the FDIC on their most recent CRA performance evaluations except for one Bank that received a “needs improvement” rating. Because one of the Banks received a “needs improvement” rating on its most recent CRA performance evaluation, and given the Company’s financial holding company status, the Company is now subject to restrictions on further expansion of the Company’s or the Banks’ activities.
Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain interest-bearing reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2008, the first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve for each Bank) were exempt from the reserve requirements. A 3% reserve ratio applied to balances over $9.3 million up to and including $43.9 million and a 10% reserve ratio applied to balances in excess of $43.9 million. The Banks were in compliance with the applicable requirements in 2008. In 2009, the first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve for each Bank) will be exempt from the reserve requirements. A 3% reserve ratio will apply to balances over $10.3 million up to and including $44.4 million and a 10% reserve ratio applied to balances in excess of $44.4 million.
Brokered Deposits. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the rate paid on such deposits. Undercapi-talized institutions are not permitted to accept brokered deposits. An adequately capitalized institution that receives a waiver is not permitted to offer interest rates on brokered deposits significantly exceeding the market rates in the institution’s home area or nationally, and undercapitalized institutions may not solicit any deposits by offering such rates. Each of the Banks is eligible to accept brokered deposits (as a result of their capital levels) and may use this funding source from time to time when management deems it appropriate from an asset/liability management perspective.
Enforcement Actions. Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement action against an institution that fails to comply with regulatory requirements, particularly capital requirements. Possible enforcement actions include the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship, or the termination of deposit insurance.
Compliance with Consumer Protection Laws. The Banks are also subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit

2008 Annual Report	13

Reporting Act, the Electronic Fund Transfer Act, the Federal Trade Commission Act and analogous state statutes, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Soldiers’ and Sailors’ Civil Relief Act and the Home Mortgage Disclosure Act. Wintrust Mortgage Corporation must also comply with many of these consumer protection statutes and regulations. Violation of these statutes can lead to significant potential liability, in litigation by consumers as well as enforcement actions by regulators. Among other things, these acts:
•	require creditors to disclose credit terms in accordance with legal requirements;

•	require banks to disclose deposit account terms and electronic fund transfer terms in accordance with legal requirements;

•	limit consumer liability for unauthorized transactions;

•	impose requirements and limitations on the users of credit reports and those who provide information to credit reporting agencies;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit unfair or deceptive acts or practices;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.
In 2008, federal regulators finalized a number of significant amendments to the regulations implementing these statutes. The Federal Reserve has adopted new rules applicable to the Banks (and Wintrust Mortgage Corporation) that govern disclosures for mortgage loans and for open-end credit, and rules applicable to the Banks that define unfair and deceptive practices for credit card lending. The Federal Reserve has also proposed new rules to govern practices and disclosures with respect to overdraft programs.
There are currently pending proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2009 or beyond. In addition, federal and state regulators have issued, and may in the future issue, guidance on these requirements, or other aspects of the Company’s business. The developments may impose additional burdens on the Company and its subsidiaries.
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
Limitations on Ownership. Under the Illinois Banking Act, any person who acquires 25% or more of the Company’s stock may be required to obtain the prior approval of the Illinois Secretary. Similarly, under the Federal Change in Bank Control Act, a person must give 60 days written notice to the Federal Reserve and may be required to obtain the prior regulatory consent of the Federal Reserve before acquiring control of 10% or more of any class of the Company’s outstanding stock. Generally, an acquisition of more than 10% of the Company’s stock by a corporate entity, including a corporation, partnership or trust, would require prior Federal Reserve approval under the BHC Act.
Broker-Dealer and Investment Adviser Regulation
WHI and WHAMC are subject to extensive regulation under federal and state securities laws. WHI is a registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and in all 50 states, the District of Columbia and the U.S. Virgin Islands. Both WHI and WHAMC are registered as investment advisers with the SEC. In addition, WHI is a member of several self-regulatory organizations (“SRO”), including the Financial Industry Regulatory Authority (“FINRA”), the American Stock Exchange, the Chicago Stock Exchange and the Nasdaq Stock Market. Although WHI is required to be registered with the SEC, much of its regulation has been delegated to SROs that the SEC oversees, including FINRA and the national securities exchanges. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. WHI is also subject to regulation by state securities commissions in states in which it conducts business. WHI and WHAMC are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities regulatory agencies.
As a result of federal and state registrations and SRO memberships, WHI is subject to over-lapping schemes of regulation which cover all aspects of its securities businesses. Such regulations cover, among other things, minimum net capital requirements; uses and safekeeping of clients’ funds; recordkeeping

14	Wintrust Financial Corporation

and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions, limitations on the amounts and types of fees and commissions that may be charged to customers, and the timing of proprietary trading in relation to customers’ trades; and affiliate transactions. Violations of the laws and regulations governing a broker-dealer’s actions can result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of a broker-dealer or its officers or employees, or other similar actions by both federal and state securities administrators.
As a registered broker-dealer, WHI is subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges. Net capital rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. Rules of FINRA and other SROs also impose limitations and requirements on the transfer of member organizations’ assets. Compliance with net capital requirements may limit the Company’s operations requiring the intensive use of capital. These requirements restrict the Company’s ability to withdraw capital from WHI, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. WHI is a member of the Securities Investor Protection Corporation (“SIPC”), which provides protection for customers of broker-dealers against losses in the event of the liquidation of a broker-dealer. SIPC protects customers’ securities accounts held by a broker-dealer up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances.
WHAMC, and WHI in its capacity as an investment adviser, are subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and stockholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser’s engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.
Monetary Policy and Economic Conditions. The earnings of banks and bank holding companies are affected by general economic conditions and also by the credit policies of the Federal Reserve. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds obtainable for lending or investing. The Federal Reserve’s monetary policies and other government programs have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Company and the Banks cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on their business and earnings.
In 2008, there has been significant disruption of credit markets on a national and global scale. Liquidity in credit markets has been severely depressed. Major financial institutions have sought bankruptcy protection, and a number of banks have failed and been placed into receivership or acquired. Other major financial institutions — including Fannie Mae, Freddie Mac, and AIG — have been entirely or partially nationalized by the federal government. The economic conditions in 2008 have also affected consumers and businesses, including their ability to repay loans. This has been particularly true in the mortgage area. Real estate values have decreased in many areas of the country. There has been a large increase in mortgage defaults and foreclosure filings on a nationwide basis.
In response to these events, there have also been an unprecedented number of governmental initiatives designed to respond to the stresses experienced in financial markets in 2008. Treasury, the Federal Reserve, the FDIC and other agencies have taken a number of steps to enhance the liquidity support available to financial institutions. The Company and the Banks have participated in some of these programs, such as the CPP under the TARP. There have been other initiatives that have had an effect on credit markets generally, even though the Company has not participated. These programs and additional programs may or may not continue in 2009. Federal and state regulators have also issued guidance encouraging banks and other mortgage lenders to make accommodations and re-work mortgage loans in order to avoid foreclosure. Additional programs to mitigate foreclosure have been proposed in Congress and by federal regulators, and may affect the Company in 2009.
Supplemental Statistical Data
The following statistical information is provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosures by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in this Form 10-K.

2008 Annual Report	15

Investment Securities Portfolio
The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

U.S. Treasury	$—	33,109	34,072
U.S. Government agencies	298,729	322,043	690,574
Municipal	59,295	49,127	49,209
Corporate notes and other debt	28,041	42,802	60,080
Mortgage-backed	285,307	688,846	866,288
Federal Reserve/FHLB stock and other equity securities	113,301	167,910	139,493

Total available-for-sale securities	$784,673	1,303,837	1,839,716

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2008 and 2007, are included by reference to Note 3 to the Consolidated Financial Statements included in this Form 10-K.
Maturities of available-for-sale securities as of December 31, 2008, by maturity distribution, are as follows (in thousands):

						Federal
						Reserve /
			From 5			FHLB stock
	Within	From 1	to 10	After	Mortgage-	and other
	1 year	to 5 years	years	10 years	backed	equities	Total

U.S. Treasury	$—	—	—	—	—	—	—
U.S. Government agencies	163,800	44,122	90,807	—	—	—	298,729
Municipal	10,641	16,293	16,817	15,544	—	—	59,295
Corporate notes and other debt	2,420	7,916	12,560	5,145	—	—	28,041
Mortgage-backed(1)	—	—	—	—	285,307	—	285,307
Federal Reserve/FHLB stock and other equity securities	—	—	—	—	—	113,301	113,301

Total available-for-sale securities	$176,861	68,331	120,184	20,689	285,307	113,301	784,673

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.
The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2008:

						Federal
						Reserve /
			From 5			FHLB stock
	Within	From 1	to 10	After	Mortgage-	and other
	1 year	to 5 years	years	10 years	backed	equities	Total

U.S. Treasury	—	—	—	—	—	—	—
U.S. Government agencies	2.66%	2.55%	2.48%	—	—	—	2.59%
Municipal	4.55%	5.51%	6.03%	7.49%	—	—	6.01%
Corporate notes and other debt	7.75%	6.19%	8.86%	4.78%	—	—	7.00%
Mortgage-backed(1)	—	—	—	—	5.67%	—	5.67%
Federal Reserve/FHLB stock and other equity securities	—	—	—	—	—	3.21%	3.21%

Total available-for-sale securities	2.82%	3.84%	3.74%	6.57%	5.67%	3.21%	4.22%

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

16	Wintrust Financial Corporation

Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and commercial real estate	$4,778,664	63%	4,408,661	65	4,068,437	63	3,161,734	61	2,465,852	57
Home equity	896,438	12	678,298	10	666,471	10	624,337	12	574,668	13
Residential real estate	262,908	3	226,686	3	207,059	3	275,729	5	248,118	5
Premium finance receivables	1,346,586	18	1,078,185	16	1,165,846	18	814,681	16	770,792	18
Indirect consumer loans	175,955	2	241,393	4	249,534	4	203,002	4	171,926	4
Tricom finance receivables	17,320	—	27,719	—	43,975	1	49,453	1	29,730	1
Consumer and other loans	143,198	2	140,660	2	95,158	1	84,935	1	87,260	2

Total loans, net of unearned income	$7,621,069	100%	6,801,602	100	6,496,480	100	5,213,871	100	4,348,346	100

Commercial and commercial real estate loans. The commercial loan component is comprised primarily of commercial real estate loans, lines of credit for working capital purposes, and term loans for the acquisition of equipment. Commercial real estate is predominantly owner occupied and secured by a first mortgage lien and assignment of rents on the property. Working capital lines are generally renewable annually and supported by business assets, personal guarantees and, oftentimes, additional collateral. Equipment loans are generally secured by titles and/or U.C.C. filings. Also included in this category are loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program, small aircraft financing, an earning asset niche developed at Crystal Lake Bank and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. The vast majority of commercial loans are made within the Banks’ immediate market areas. The increase in this loan category can be attributed to an emphasis on business development calling programs, opening of additional banking facilities, recruitment of additional experienced commercial business lending officers and superior servicing of existing commercial loan customers which has increased referrals.
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
Home equity loans. The Company’s home equity loan products are generally structured as lines of credit secured by first or second position mortgage liens on the underlying property with loan-to-value ratios not exceeding 80%, including prior liens, if any. The Banks’ home equity loans feature competitive rate structures and fee arrangements. As a result of deteriorating economic conditions and declining real estate values in 2008, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards to grow outstanding loan balances.
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

2008 Annual Report	17

Through the Banks and the Company’s Wintrust Mortgage subsidiary, the Company can accommodate customer requests for fixed rate loans by originating and selling these loans into the secondary market, in connection with which the Company receives fee income, or by selectively including certain of these loans within the Banks’ own portfolios. A portion of the loans sold by the Company into the secondary market were sold to FNMA with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2008 and 2007 was $528 million and $488 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
Premium finance receivables. The Company originates premium finance receivables primarily through FIFC. In November 2007, the Company acquired Broadway, a commercial finance company that specializes in financing insurance premiums for corporate entities. On October 1, 2008, Broadway merged with its parent, FIFC, but continues to utilize the Broadway brand in serving its segment of the marketplace. Most of the receivables originated by FIFC are sold to the Banks and retained within their loan portfolios. During 2008, FIFC originated approximately $3.2 billion of loans. FIFC began selling loans to an unrelated third party in 1999. Sales of these receivables are dependent upon the market conditions impacting both sales of these loans and the opportunity for securitizing these loans as well as liquidity and capital management considerations. In 2008 and 2007, the Company sold approximately $218 million and $230 million of premium finance receivables to unrelated third parties and recognized gains of $2.5 million and $2.0 million related to this activity. As of December 31, 2008 and 2007, the balance of these receivables that FIFC services for others totaled approximately $38 million and $220 million, respectively. All premium finance receivables are subject to the Company’s stringent credit standards, and substantially all such loans are made to commercial customers.
FIFC generally offers financing of insurance premiums primarily to commercial purchasers of property and casualty and liability insurance who desire to pay insurance premiums on an installment basis. FIFC markets its financial services primarily by establishing and maintaining relationships with medium and large insurance agents and brokers and by offering a high degree of service and innovative products. Senior management is significantly involved in FIFC’s marketing efforts, currently focused almost exclusively on commercial accounts, except for loans to irrevocable life insurance trusts, discussed below. Loans are originated by FIFC’s own sales force working with insurance agents and brokers throughout the United States. As of December 31, 2008, FIFC had the necessary licensing or other regulatory approvals to do business in all 50 states and the District of Columbia.
In financing insurance premiums, the Company does not assume the risk of loss normally borne by insurance carriers. Typically, the insured buys an insurance policy from an independent insurance agent or broker who offers financing through FIFC. The insured typically makes a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance due, which FIFC disburses directly to the insurance carrier or its agents to satisfy the unpaid premium amount. The initial average balance of premium finance loans originated during 2008 was approximately $26,000 and the average term of the agreements was approximately 10 months. As the insurer earns the premium ratably over the life of the policy, the unearned portion of the premium secures payment of the balance due to FIFC by the insured. Under the terms of the Company’s standard form of financing contract, the Company has the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. In the event of cancellation of a policy, the cash returned in payment of the unearned premium by the insurer should be sufficient to cover the loan balance and generally the interest and other charges due as well. The major risks inherent in this type of lending are (1) the risk of fraud on the part of an insurance agent whereby the agent fraudulently fails to forward funds to the insurance carrier or to FIFC, as the case may be; (2) the risk that the insurance carrier becomes insolvent and is unable to return unearned premiums related to loans in default; (3) for policies that are subject to an audit by the insurance carrier (e.g. workers compensation policies where the insurance carrier can audit the insured actual payroll records), the risk that the initial underwriting of the policy was such that the premium paid by the insured is not sufficient to cover the entire return premium in the event of default; and (4) that the borrower is unable to ultimately satisfy the debt in the event the returned unearned premium is insufficient to retire the loan.
FIFC has established underwriting procedures to reduce the potential of loss associated with the aforementioned risks and has systems in place to continually monitor conditions that would indicate an increase in risk factors and to act on situations where the Company’s collateral position is in jeopardy.
In 2007, FIFC began financing life insurance policy premiums for high net-worth individuals. These loans are originated through independent insurance agents with assistance from financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans can be secured with a letter of credit or certificate of deposit. In the first quarter of 2009, FIFC will begin selling most of these loans to the Banks in a similar fashion to the premium finance receivables sales discussed above.

18	Wintrust Financial Corporation

Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company established fixed rate automobile loan financing at Hinsdale Bank funded indirectly through unaffiliated automobile dealers. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. This niche business served the Company well over the past twelve years in helping de novo banks quickly and profitably, grow into their physical structures. Competitive pricing pressures significantly reduced the long-term potential profitably of this niche business. Given the current economic environment, the retirement of the founder of this niche business and the Company’s belief that interest rates may rise over the longer-term, exiting the origination of this business was deemed to be in the best interest of the Company. The Company continues to service its existing portfolio during the duration of the credits. At December 31, 2008, the average actual maturity of indirect automobile loans is estimated to be approximately 39 months.
Tricom finance receivables. Tricom finance receivables represent high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. The clients’ working capital needs arise primarily from the timing differences between weekly payroll funding and monthly collections from customers. The primary security for Tricom’s finance receivables are the accounts receivable of its clients and personal guarantees. Tricom generally advances 80- 95% based on various factors including the client’s financial condition, the length of client relationship and the nature of the client’s customer business lines. Typically, Tricom will also provide value-added out-sourced administrative services to many of these clients, such as data processing of payrolls, billing and cash management services, which generates additional fee income.
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
Foreign. The Company had no loans to businesses or governments of foreign countries at any time during 2008.
Maturities and Sensitivities of Loans to Changes In Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2008 by date at which the loans reprice (in thousands):

	One year	From one	Over
	or less	to five years	five years	Total

Commercial and commercial real estate loans	$3,690,585	935,157	152,922	4,778,664
Premium finance receivables, net of unearned income	1,346,586	—	—	1,346,586
Tricom finance receivables	17,320	—	—	17,320

Of those loans repricing after one year, approximately $945 million have fixed rates.

2008 Annual Report	19

ITEM 1A. RISK FACTORS
An investment in Wintrust’s common stock is subject to risks inherent to Wintrust’s business. The material risks and uncertainties that management believes affect Wintrust are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair Win-trust’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, Wintrust’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Wintrust’s common stock could decline significantly, and you could lose all or part of your investment.
The financial services industry is very competitive.
The Company faces competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout the Company’s market area. The Company’s competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other nonbank businesses. Many of these competitors have substantially greater resources than the Company. If the Company is unable to compete effectively, it will lose market share and income from deposits, loans, and other products may be reduced. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.
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
Wintrust’s interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Changes in interest rates may influence the growth rate of loans and deposits, the quality of the loan portfolio, loan and deposit pricing, the volume of loan originations in Win-trust’s mortgage banking business and the value that Wintrust can recognize on the sale of mortgage loans in the secondary market. Wintrust expects the results of its mortgage banking business in selling loans into the secondary market will be negatively impacted during periods of rising interest rates.
With the relatively low interest rates that prevailed in recent years, Wintrust had been able to augment the total return of its investment securities portfolio by selling call options on fixed-income securities it owns. However, Wintrust’s ability to engage in such transactions is dependent on the level and volatility of interest rates. During 2008, 2007 and 2006, Win-trust recorded fee income of approximately $29.0 million, $2.6 million and $3.2 million, respectively, from premiums earned on these option transactions. Wintrust’s opportunities to sell covered call options may be limited in the future if rates rise. The loss of such premium income or changes in the growth rate, quality and pricing of Wintrust’s loan and deposit portfolio caused by changes in interest rates could have a material adverse effect on Wintrust’s financial condition and results of operations.

20	WINTRUST FINANCIAL CORPORATION

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
Wintrust’s allowance for loan losses is established in consultation with management of its operating subsidiaries and is maintained at a level considered adequate by management to absorb loan losses that are inherent in the portfolios. At December 31, 2008, Wintrust’s allowance for loan losses was 51.3% of total nonperforming loans and 0.92% of total loans. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond its control, and such losses may exceed current estimates. Estimating loan loss allowances for Wintrust’s newer banks is more difficult because rapidly growing and de novo bank loan portfolios are, by their nature, unseasoned. Therefore, the Banks may be more susceptible to changes in estimates, and to losses exceeding estimates, than banks with more seasoned loan portfolios. There can be no assurance that the allowance for loan losses will prove sufficient to cover actual loan or lease losses in the future, which could result in a material adverse effect on Wintrust’s financial condition and results of operations.
Difficult market conditions have adversely affected the financial services industry and further negative changes my hurt the value of the Company’s collateral and ability to collect.
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
It is difficult to predict how long these economic conditions will exist, which markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. If these conditions persist, they will impact the Company’s business, financial condition and results of operations.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not restore liquidity and stability to the United States financial system.
On October 3, 2008, EESA was signed into law. Under EESA, Treasury has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the Treasury announced its Capital Purchase Program (“CPP”), under which it is purchasing preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy. Wintrust received preliminary approval to participate in the CPP on November 26, 2008, and, on December 19, 2008, the Company issued and sold to the Treasury shares of senior preferred stock and warrants to purchase shares of the Company’s common stock in accordance with the terms of the CPP for an aggregate consideration of approximately $250 million.
Participation in the CPP subjects the Company to specific restrictions under the terms of the CPP and increased oversight by the Treasury, regulators and Congress under EESA. These restrictions include limitations on Wintrust’s ability to increase dividends on its common stock or to repurchase its common stock. Additionally, the CPP subjects the Company to restrictions on executive compensation practices. With regard to increased oversight, the Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect Wintrust’s corporate books and records through its federal banking regulator. In addition, the Treasury has the right to appoint two directors to the board if the Company misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.
Congress has held hearings on the implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the

2008 Annual Report	21

current economic situation. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for Treasury to have an observer at board meetings of recipient institutions, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the Treasury. Such provisions could restrict the Company’s lending or increase governmental oversight of its businesses and corporate governance practices.
The participation of several of competitors of the Company in the CPP and other government programs subjects Wintrust to more intense competition. Such competitors are large financial institutions that have received multi-billion dollar infusions of capital from the Treasury or other support from federal programs, which has strengthened their balance sheets and increased their ability to withstand the uncertainty of the current economic environment.
The costs of participating in any such government programs, and the effect on the Company’s results of operations, cannot reliably be determined at this time. In addition, there can be no assurance as to the actual impact that EESA and its implementing regulations, or any other governmental program, will have on the financial markets generally, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, results of operations, financial condition, access to funding and the trading price of its common stock.
The Company’s agreements with the Treasury impose restrictions and obligations on Wintrust that limit Wintrust’s ability to increase dividends or repurchase its common stock or preferred stock and place limits on executive compensation.
Prior to December 19, 2011, unless the Company has redeemed all of the preferred stock or the Treasury has transferred all of the preferred stock to a third party, the consent of the Treasury will be required for Wintrust to, among other things, increase its common stock dividend or repurchase its common stock or other preferred stock (with certain exceptions, including the repurchase of common stock to offset share dilution from equity-based employee compensation awards). Additionally, the terms of the CPP place limits on executive compensation, which may have a negative impact on the Company’s ability to retain or attract well qualified and experienced senior officers. The inability to retain or attract well qualified senior officer could materially and adversely affect business, results of operations, financial condition, access to funding and, in turn, the trading price of its common stock.
The current economic recession is likely to adversely affect Wintrust’s business and results of operations.
Wintrust’s business is affected by economic conditions in the United States of America, and Illinois and Wisconsin in particular, including rates of economic growth and the impact that such economic conditions have on the financial markets. Recent downturns in the U.S. and global economy have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally. The resulting economic pressure and lack of confidence in the financial markets may adversely affect Wintrust, its business, financial condition and results of operations, as well as the business of its customers. A worsening of economic conditions in the U.S. or in Illinois or Wisconsin would likely exacerbate the adverse effects of these difficult conditions on the Company and on the financial services industry in general.
Difficulties experienced by the financial services industry may lead to changes which negatively impact the Company’s business and ability to grow.
Wintrust’s business is directly affected by market conditions, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation. New or more stringent regulation may result for the disruptions in the marketplace, and Wintrust may face increased regulation of its industry. Compliance with such regulation will likely increase costs and may limit the Company’s ability to pursue business opportunities. In addition, the increased insurance exposure by the FDIC may not be matched with increased payments. As a result, the FDIC insurance fund could be under-funded, and Wintrust may experience a significant increase in FDIC premiums.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In many cases, the markets have produced downward pressure on stock prices and credit capacity for certain companies without regard to those companies’ underlying financial strength. If current levels of market volatility and disruption continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on our ability to access capital, if needed or desired, and on the Company’s business, financial condition and results of operations.

22	Wintrust Financial Corporation

De novo operations and branch openings impact Wintrust’s profitability.
Wintrust’s financial results have been and will continue to be impacted by its strategy of de novo bank formations and branch openings. Wintrust expects to undertake additional de novo bank formations or branch openings. Based on Wintrust’s experience, its management believes that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these new banks or branches will ever be profitable. To the extent Wintrust undertakes additional de novo bank, branch and business formations, its level of reported net income, return on average equity and return on average assets will be impacted by start-up costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than Wintrust expected or than its experience has shown, which could have a material adverse effect on Wintrust’s financial condition and results of operations.
Wintrust’s premium finance business involves unique operational risks and could expose it to losses.
Of Wintrust’s total loans at December 31, 2008, 18%, or approximately $1.3 billion, were comprised of commercial insurance premium finance receivables and life insurance loans that it generates through FIFC. These loans comprised 16% and 18% of loans at December 31, 2007 and 2006, respectively. These loans involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with loan portfolios of more traditional community banks because Wintrust conducts lending in this segment primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be more difficult than in the Banks. FIFC may also be more susceptible to third party fraud. Acts of fraud are difficult to detect and deter, and Wintrust cannot assure investors that its risk management procedures and controls will prevent losses from fraudulent activity. Wintrust may be exposed to the risk of loss in its premium finance business, which could result in a material adverse effect on Wintrust’s financial condition and results of operations. Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company’s operations could be adversely affected. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.
Wintrust may not be able to obtain liquidity and income from the sale of premium finance receivables in the future.
Wintrust has sold some of the loans FIFC originates to unrelated third parties. Wintrust recognized gains on the sales of these receivables, and the proceeds of such sales have provided Wintrust with additional liquidity. However, Wintrust did not sell any of these loans in the fourth quarter of 2008 due to capacity to retain such loans with the Banks. Wintrust sold $218 million of premium finance receivables during 2008, compared to $230 million in 2007 to unrelated third parties. During 2007, sales of premium finance receivables were made only in the fourth quarter. Wintrust may pursue similar sales of premium finance receivables in the future; however, it cannot assure you that there will continue to be a market for the sale of these loans and the extent of Wintrust’s future sales of these loans will depend on the level of new volume growth in relation to its capacity to maintain the loans within the Banks’ loan portfolios. Because Wintrust has a recourse obligation to the purchaser of premium finance loans that it sells, it could incur losses in connection with the loans sold if collections on the underlying loans prove to be insufficient to repay to the purchaser the principal amount of the loans sold plus interest at the negotiated buy-rate and if the collection shortfall on the loans sold exceeds Wintrust’s estimate of losses at the time of sale. An inability to sell premium finance receivables in the future or the failure of collections on the underlying loans to be sufficient to repay the principal amount of such loans could result in a material adverse effect on Wintrust’s financial condition and results of operations.
An actual or perceived reduction in the Company’s financial strength may cause others to reduce or cease doing business with the Company.
Wintrust’s customers rely upon its financial strength and stability and evaluate the risks of doing business with the Company. If the Company experiences diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, announced or rumored business developments or results of operations, a decline in stock price or a reduced credit rating, customers may withdraw their deposits or otherwise seek services from other banking institutions and prospective customers may select other service providers. The risk that the Company may be perceived as less creditworthy relative to other market participants is increased in the current market environment, where the consolidation of financial institutions, including major global financial institutions, is resulting in a smaller number of much larger counter-parties and competitors. If customers reduce their deposits with the Company or select other service providers for all or a portion of the services the Company provides them, net interest and fee revenues will decrease accordingly.

2008 Annual Report	23

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
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Win-trust’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Wintrust’s financial condition and results of operations.
Wintrust is subject to extensive government regulation and supervision.
The Company and its subsidiaries are subject to extensive federal and state regulation and supervision. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Wintrust in substantial and unpredictable ways. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business for additional information.
Wintrust’s profitability depends significantly on economic conditions in the State of Illinois.
Wintrust’s success depends primarily on the general economic conditions of the State of Illinois and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, Wintrust provides banking and financial services to customers primarily in the greater Chicago and southeast Wisconsin metropolitan areas. The local economic conditions in these areas have a significant impact on the demand for Wintrust’s products and services as well as the ability of Wintrust’s customers to repay loans, the value of the collateral securing loans and the stability of Wintrust’s deposit funding sources. A significant decline in economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors with impact on these local markets could, in turn, have a material adverse effect on the Company’s financial condition and results of operations.
Wintrust relies on dividends from its subsidiaries for most of its revenue.
Wintrust is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that the Banks and certain non-bank subsidiaries may pay to Wintrust. In the event that the Banks are unable to pay dividends to Win-trust, it may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Banks could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. — Business for more information.

24	Wintrust Financial Corporation

Wintrust’s information systems may experience an interruption or breach in security.
Wintrust relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan or other systems. While Wintrust has policies and procedures designed to prevent or limit the effect of such a failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of information systems could damage Wintrust’s reputation, result in a loss of customer business, subject Wintrust to additional regulatory scrutiny or civil litigation and possible financial liability, any of which could have a material and adverse effect on Win-trust’s financial condition and results of operations.
Wintrust may issue additional securities, which could dilute the ownership percentage of holders of Wintrust’s common stock.
The Company may issue additional securities to raise additional capital or finance acquisitions or upon the exercise or conversion of outstanding warrants or equity awards, and if it does, the ownership percentage of holders of its common stock could be diluted.
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
Wintrust believes that its future success depends, in part, on its ability to attract and retain experienced personnel, including its senior management and other key personnel. The restrictions placed on executive compensation under EESA may negatively impact the Company’s ability to retain and attract senior management. The loss of any of its senior managers or other key personnel, or its inability to identify, recruit and retain such personnel, could materially and adversely affect Wintrust’s business, operating results and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s executive offices are located in the banking facilities of Lake Forest Bank. Certain corporate functions are also located at the various Bank subsidiaries.
The Company’s Banks operate through 79 banking facilities, the majority of which are owned. The Company owns 118 Automatic Teller Machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. The Banks also own two locations that are used as operations centers. Excess space in certain properties is leased to third parties.
WHI has two locations, one in downtown Chicago and one in Appleton, Wisconsin, both of which are leased, as well as office locations at various Banks. Wintrust Mortgage Corporation has 28 locations in ten states, all of which are leased, as well as office locations at various Banks. FIFC has one location which is owned and one which is leased. Tricom has one location which is owned. WITS has one location which is owned and one which is leased. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

2008 Annual Report	25

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on Nasdaq for the common stock by fiscal quarter during 2008 and 2007.

	2008		2007
	High	Low	High	Low

Fourth Quarter	$32.00	$15.37	$45.51	$31.81
Third Quarter	44.90	17.04	45.78	37.65
Second Quarter	37.08	22.88	46.97	42.89
First Quarter	38.99	28.87	50.00	42.02

Performance Graph
The following performance graph compares the five-year percentage change in the Company’s cumulative shareholder return on common stock compared with the cumulative total return on composites of (1) all Nasdaq National Market stocks for United States companies (broad market index) and (2) all Nasdaq National Market bank stocks (peer group index). Cumulative total return is computed by dividing the sum of the cumulative amount of dividends for the measurement period and the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Nasdaq National Market for United States companies’ index comprises all domestic common shares traded on the Nasdaq National Market and the Nasdaq Small-Cap Market. The Nas-daq National Market bank stocks index comprises all banks traded on the Nasdaq National Market and the Nasdaq Small-Cap Market.
This graph and other information furnished in the section titled “Performance Graph” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” materials or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

	2003	2004	2005	2006	2007	2008

Wintrust Financial Corporation	100.00	126.74	122.71	108.08	75.78	48.74
Nasdaq — Total US	100.00	108.84	111.16	122.11	132.42	63.80
Nasdaq — Bank Index	100.00	114.44	111.80	125.47	99.45	72.51

26	Wintrust Financial Corporation

Approximate Number of Equity Security Holders
As of February 26, 2009 there were approximately 1,597 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semi-annual cash dividend on its common stock in January 2000 and has continued to approve a semi-annual dividend since that time.
Following is a summary of the cash dividends paid in 2007 and 2008:

		Dividend
Record Date	Payable Date	per Share

February 8, 2007	February 22, 2007	$0.16
August 9, 2007	August 23, 2007	$0.16
February 7, 2008	February 21, 2008	$0.18
August 7, 2008	August 21, 2008	$0.18
In January 2009, the Company’s Board of Directors approved a semi-annual dividend of $0.18 per share. The dividend was paid on February 26, 2009 to shareholders of record as of February 12, 2009.
The $250 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued to the United States Department of the Treasury (“the US Treasury”) on December 19, 2008, includes a restriction on increasing dividends on the Company’s common stock from its last dividend payment prior to the issuance of the Series B Preferred Stock. This restriction will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series B Preferred Stock and (b) the date on which the Series B Preferred Stock has been redeemed in whole or the US Treasury has transferred all of the Series B Preferred Stock to third parties.
Taking into account the limitation on the payment of dividends in connection with the Series B Preferred Stock, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition, capital requirements and other relevant factors. Additionally, the payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving line of credit.
Because the Company’s consolidated net income consists largely of net income of the Banks, Wintrust Mortgage Corporation, FIFC, Tricom and the Wayne Hummer Companies, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. The Banks’ ability to pay dividends is regulated by banking statutes. See “Bank Regulation; Additional Regulation of Dividends” on page 11 of this Form 10-K. During 2008, 2007 and 2006, the Banks paid $73.2 million, $105.9 million and $76.8 million, respectively, in dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations. As of January 1, 2009, Old Plank Trail Bank, which began operations in March 2006, was subject to this additional dividend restriction. The de novo period for Old Plank Trail Bank will end in March 2009.
Reference is made to Note 19 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in this Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Recent Sales of Unregistered Securities
None.

2008 Annual Report	27

Issuer Purchases of Equity Securities
On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the following 12 months. No shares were repurchased during the fourth quarter of 2008 and the Board of Directors retracted the authority to use this repurchase program in December of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that
	Total	Average	Part of Publicly	May Yet Be Purchased
	Number	Price Paid	Announced Plans	Under the Plans
Period	of Shares	per Share	or Programs	or Programs

October 1 - October 31	—	$—	—	1,000,000
November 1 — November 30	—	—	—	1,000,000
December 1 - December 17	—	—	—	1,000,000
December 18 — December 31	—	—	—	—

Total	—	$—	—

The Purchase Agreement pursuant to which the Series B Preferred Stock was issued provides that no share repurchases may be made until the earlier of (a) the third anniversary of the date of issuance of the Series B Preferred Stock and (b) the date on which the Series B Preferred Stock has been redeemed in whole or the US Treasury has transferred all of the Series B Preferred Stock to third parties.

28	Wintrust Financial Corporation

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Selected Financial Condition Data (at end of year):
Total assets	$10,658,326	$9,368,859	$9,571,852	$8,177,042	$6,419,048
Total loans	7,621,069	6,801,602	6,496,480	5,213,871	4,348,346
Total deposits	8,376,750	7,471,441	7,869,240	6,729,434	5,104,734
Notes payable	1,000	60,700	12,750	1,000	1,000
Federal Home Loan Bank advances	435,981	415,183	325,531	349,317	303,501
Subordinated notes	70,000	75,000	75,000	50,000	50,000
Junior subordinated debentures	249,515	249,662	249,828	230,458	204,489
Total shareholders’ equity	1,066,572	739,555	773,346	627,911	473,912

Selected Statements of Operations Data:
Net interest income	$244,567	$261,550	$248,886	$216,759	$157,824
Net revenue (1)	343,161	341,638	340,118	310,316	243,276
Net income	20,488	55,653	66,493	67,016	51,334
Net income per common share — Basic	0.78	2.31	2.66	2.89	2.49
Net income per common share — Diluted	0.76	2.24	2.56	2.75	2.34
Cash dividends declared per common share	0.36	0.32	0.28	0.24	0.20

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin(2)	2.81%	3.11%	3.10%	3.16%	3.17%
Core net interest margin (2)(3)	3.10	3.38	3.32	3.37	3.31
Non-interest income to average assets	1.01	0.85	1.02	1.23	1.57
Non-interest expense to average assets	2.62	2.57	2.56	2.62	2.86
Net overhead ratio (4)	1.60	1.72	1.54	1.39	1.30
Efficiency ratio (2)(5)	72.92	71.06	66.96	63.97	64.45
Return on average assets	0.21	0.59	0.74	0.88	0.94
Return on average common equity	2.44	7.64	9.47	11.00	13.12

Average total assets	$9,753,220	$9,442,277	$8,925,557	$7,587,602	$5,451,527
Average total shareholders’ equity	779,437	727,972	701,794	609,167	391,335
Ending loan-to-deposit ratio	91.0%	91.0%	82.6%	77.5%	85.2%
Average loans to average deposits ratio	94.3	90.1	82.2	83.4	87.7
Average earning assets to average interest bearing liabilities	107.83	106.93	107.78	108.83	109.89

Asset Quality Ratios:
Non-performing loans to total loans	1.79%	1.06%	0.57%	0.50%	0.43%
Allowance for credit losses to total loans(6)	0.94	0.75	0.72	0.78	0.79
Allowance for loan losses to non-performing loans	51.26	70.13	124.90	153.82	184.13

Common Share Data (at end of year):
Market price per common share	$20.57	$33.13	$48.02	$54.90	$56.96
Book value per common share	$33.03	$31.56	$30.38	$26.23	$21.81
Common shares outstanding	23,756,674	23,430,490	25,457,935	23,940,744	21,728,548

Other Data (at end of year):
Number of:
Bank subsidiaries	15	15	15	13	12
Non-bank subsidiaries	7	8	8	10	10
Banking offices	79	77	73	62	50

(1)	Net revenue is net interest income plus non-interest income.

(2)	See Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures/Ratios,” of the Company’s 2008 Form 10-K for a reconciliation of this performance measure/ratio to GAAP.

(3)	The core net interest margin excludes the effect of the net interest expense associated with the Company’s junior subordinated debentures and the interest expense incurred to fund any common stock repurchases.

(4)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(5)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(6)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

2008 Annual Report	29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS
Forward Looking Statements
This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of federal securities laws. The forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” Forward-looking statements and information are not historical facts, are premised on many factors, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the risk factors discussed in Item 1A on page 20 of this Form 10-K. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	Competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services).

•	Changes in the interest rate environment, which may influence, among other things, the growth of loans and deposits, the quality of the Company’s loan portfolio, the pricing of loans and deposits and interest income.

•	The extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses.

•	Distressed global credit and capital markets.

•	The ability of the Company to obtain liquidity and income from the sale of premium finance receivables in the future and the unique collection and delinquency risks associated with such loans.

•	Legislative or regulatory changes, particularly changes in the regulation of financial services companies and/or the products and services offered by financial services companies.

•	Failure to identify and complete acquisitions in the future or unexpected difficulties or unanticipated developments related to the integration of acquired entities with the Company.

•	Significant litigation involving the Company.

•	Changes in general economic conditions in the markets in which the Company operates.

•	The ability of the Company to receive dividends from its subsidiaries.

•	Unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings. De novo banks typically require over 13 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.

•	The loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank.

•	The ability of the Company to attract and retain senior management experienced in the banking and financial services industries.

•	The risk that the terms of the U.S. Treasury Departments’ Capital Purchase Program could change.

•	The effect of continued margin pressure on the Company’s financial results.

•	Additional deterioration in asset quality.

•	Additional charges related to asset impairments.

•	The other risk factors set forth in the Company’s filings with the Securities and Exchange Commission.
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

30	Wintrust Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2008. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Form 10-K.
OPERATING SUMMARY
Wintrust’s key measures of profitability and balance sheet changes are shown in the following table (dollars in thousands, except per share data):

				% or	% or
	Years Ended			basis point	basis point
	December 31,			(bp)change	(bp)change
	2008	2007	2006	2007 to 2008	2006 to 2007

Net income	$20,488	$55,653	$66,493	(63)%	(16)%
Net income per common share — Diluted	$0.76	$2.24	$2.56	(66)%	(13)%
Net revenue (1)	$343,161	$341,638	$340,118	—%	—%
Net interest income	$244,567	$261,550	$248,886	(6)%	5%
Net interest margin (5)	2.81%	3.11%	3.10%	(30)bp	1 bp
Core net interest margin(2)(5)	3.10%	3.38%	3.32%	(28)bp	6 bp
Net overhead ratio (3)	1.60%	1.72%	1.54%	(12)bp	18 bp
Efficiency ratio (4)(5)	72.92%	71.06%	66.96%	186 bp	410 bp
Return on average assets	0.21%	0.59%	0.74%	(38)bp	(15)bp
Return on average common equity	2.44%	7.64%	9.47%	(520)bp	(183)bp

At end of period:
Total assets	$10,658,326	$9,368,859	$9,571,852	14%	(2)%
Total loans	$7,621,069	$6,801,602	$6,496,480	12%	5%
Total deposits	$8,376,750	$7,471,441	$7,869,240	12%	(5)%
Total equity	$1,066,572	$739,555	$773,346	44%	(4)%
Book value per common share	$33.03	$31.56	$30.38	5%	4%
Market price per common share	$20.57	$33.13	$48.02	(38)%	(31)%
Common shares outstanding	23,756,674	23,430,490	25,457,935	1%	(8)%

(1)	Net revenue is net interest income plus non-interest income.

(2)	Core net interest margin excludes the effect of the net interest expense associated with Wintrust’s junior subordinated debentures and the interest expense incurred to fund any common stock repurchases.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (excluding securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.
Please refer to the Consolidated Results of Operations section later in this discussion for an analysis of the Company’s operations for the past three years.

2008 Annual Report	31

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
Management also evaluates the net interest margin excluding the interest expense associated with the Company’s junior subordinated debentures and the interest expense incurred to fund any common stock repurchases (“Core Net Interest Margin”). Because junior subordinated debentures are utilized by the Company primarily as capital instruments and the cost incurred to fund any common stock repurchases is capital utilization related, management finds it useful to view the net interest margin excluding these expenses and deems it to be a more meaningful view of the operational net interest margin of the Company.
The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years Ended
	December 31,
	2008	2007	2006

(A) Interest income (GAAP)	$514,723	$611,557	$557,945
Taxable-equivalent adjustment
- Loans	645	826	409
- Liquidity management assets	1,795	2,388	1,195
- Other earning assets	47	13	17

Interest income - FTE	$517,210	$614,784	$559,566
(B) Interest expense (GAAP)	270,156	350,007	309,059

Net interest income - FTE	$247,054	$264,777	$250,507

(C) Net interest income (GAAP) (A minus B)	$244,567	$261,550	$248,886

Net interest income - FTE	$247,054	$264,777	$250,507
Add: Interest expense on junior subordinated debentures and interest cost incurred for common stock repurchases(1)	25,418	23,170	17,838

Core net interest income - FTE(2)	$272,472	$287,947	$268,345

(D) Net interest margin (GAAP)	2.78%	3.07%	3.07%
Net interest margin - FTE	2.81%	3.11%	3.10%
Core net interest margin - FTE(2)	3.10%	3.38%	3.32%

(E) Efficiency ratio (GAAP)	73.44%	71.74%	67.28%
Efficiency ratio - FTE	72.92%	71.06%	66.96%

(1)	Interest expense from the junior subordinated debentures is net of the interest income on the Common Securities owned by the Trusts and included in interest income. Interest cost incurred for any common stock repurchases is estimated using current period average rates on certain debt obligations.

(2)	Core net interest income and core net interest margin are by definition non-GAAP measures/ratios. The GAAP equivalents are the net interest income and net interest margin determined in accordance with GAAP (lines C and D in the table).

32	Wintrust Financial Corporation

OVERVIEW AND STRATEGY
Wintrust is a financial holding company, providing traditional community banking services as well as a full array of wealth management services and certain other specialty lending business. The Banks have been among the fastest growing community-oriented de novo banking operations in Illinois and the country. The Company grew rapidly from its inception, but this growth has moderated recently. As of December 31, 2008, the Company operated 15 community-oriented bank subsidiaries (the “Banks”) with 79 banking locations. During 2008, the Company opened two new bank branches. During 2007, the Company acquired a premium finance company and opened five new bank branches. During 2006, the Company acquired one bank with five locations, opened its ninth de novo bank and opened five new branches. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing new banks and opening new branch facilities, and building an experienced management team. The Company’s experience has been that it generally takes over 13 months for new banking offices to achieve operational profitability.
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
2008 Banking Expansion Activity
Opened the following branch locations
•	Vernon Hills, Illinois, a branch of Libertyville Bank

•	Deerfield, Illinois, a branch of Northbrook Bank
2007 Banking Expansion Activity
Opened the following branch locations
•	Hoffman Estates, Illinois, a branch of Barrington Bank

•	Hartland, Wisconsin, a branch of Town Bank

•	Bloomingdale, Illinois, a branch of Advantage Bank

•	Island Lake, Illinois, a branch of Libertyville Bank

•	North Chicago, Illinois, a branch of Lake Forest Bank

Closed the following branch location

•	Glen Ellyn Bank, temporary facility opened in 2005, a branch of Wheaton Bank
2006 Banking Expansion Activity
Opened the Company’s ninth de novo bank
•	Old Plank Trail Bank in Frankfort, Illinois
Opened the following branch locations
•	St. Charles, Illinois, a branch of St. Charles Bank

•	Algonquin, Illinois, a branch of Crystal Lake Bank

•	Mokena, Illinois, a branch of Old Plank Trail Bank

•	Elm Grove, Wisconsin, a branch of Town Bank

•	New Lenox, Illinois, a branch of Old Plank Trail Bank
Acquired the following banks
•	Hinsbrook Bank with Illinois locations in Willowbrook, Downers Grove, Glen Ellyn, Darien and Geneva
Earning Assets, Wealth Management and Other Business Niches
As previously mentioned, the Company continues to pursue specialized earning asset and business niches in order to maximize the Company’s revenue stream as well as diversify its loan portfolio. A summary of the Company’s more significant earning asset niches and non-bank operating subsidiaries follows.
Wayne Hummer Investments LLC (“WHI”), a registered broker-dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual and institutional investors throughout the country, but primarily in the Midwest. In addition, WHI provides a full range of investment services to clients through a network of relationships with community-based financial institutions located primarily in Illi-nois. Although headquartered in Chicago, WHI also operates an office in Appleton, Wisconsin that opened in 1936 and serves the greater Appleton area. As of December 31, 2008, WHI had branch locations in offices in a majority of the Company’s 15 Banks and approximately $4.0 billion of client assets in custody.

2008 Annual Report	33

Wayne Hummer Asset Management (“WHAMC”), a registered investment advisor, is the investment advisory affiliate of WHI. WHAMC provides money management, financial planning and investment advisory services to individuals and institutional, municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans. At December 31, 2008, assets under management totaled approximately $407 million.
Wayne Hummer Trust Company (“WHTC”) was formed to offer trust and investment management services to all communities served by the Banks. In addition to offering trust services to existing bank customers at each of the Banks, the Company believes WHTC can successfully compete for trust business by targeting small to mid-size businesses and affluent individuals whose needs command the personalized attention offered by WHTC’s experienced trust professionals. Services offered by WHTC typically include traditional trust products and services, as well as investment management services. Assets under administration by WHTC as of December 31, 2008 were approximately $1.2 billion.
First Insurance Funding Corp. (“FIFC”) is the Company’s most significant specialized earning asset niche, originating approximately $3.2 billion in loan (premium finance receivables) volume during 2008. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud, however no material third party fraud has occurred since the third quarter of 2000. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity, and these loans generally provide the Banks with higher yields than alternative investments. However, excess FIFC originations over the capacity to retain such loans within the Banks’ loan portfolios may be sold to an unrelated third party with servicing retained.
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
Additionally, in 2007, FIFC began financing life insurance policy premiums for high net-worth individuals. These loans are originated through independent insurance agents with assistance from financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans can be secured with a letter of credit or certificate of deposit.
Wintrust Mortgage Corporation (“WMC”) (formerly known as WestAmerica Mortgage Company) engages primarily in the origination and purchase of residential mortgages for sale into the secondary market. WMC sells its loans with servicing released and does not currently engage in servicing loans for others. WMC maintains principal origination offices in nine states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WMC provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WMC and each Bank to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. WMC’s production of adjustable rate mortgage loans may be retained by the Banks in their loan portfolios, resulting in additional earning assets to the combined organization, thus adding further desired diversification to the Company’s earning asset base. In December 2008, WMC acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”).
Tricom, Inc. (“Tricom”), operating since 1989, specializes in providing high-yielding, short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments received by the borrowers from their customers who are located throughout the United States. Tricom mitigates this risk by employing lock-boxes and other cash management techniques to protect its interests. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services. Tricom processed payrolls with associated client billings of approximately $312 million in 2008 and $467 million in 2007.
In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks. In addition, Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, Crystal Lake Bank has a specialty in small aircraft lending and Lake Forest Bank has a

34	Wintrust Financial Corporation

franchise lending program. The Company continues to pursue the development or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales. Indirect auto lending which until recently was conducted through Hinsdale Bank, and Barrington Bank’s Community Advantage program that provides lending, deposit and cash management services to condominium, homeowner and community associations.
In the third quarter of 2008, the Company ceased the origination of indirect automobile loans. This niche business served the Company well over the past 12 years in helping de novo banks quickly, and profitably, grow into their physical structures. Competitive pricing pressures have significantly reduced the long-term potential profitably of the niche business. Given the current economic environment and the retirement of the founder of this niche business, exiting the origination of this business was deemed to be in the best interest of the Company. The Company will continue to service its existing portfolio for the duration of the life of the existing credits.
Treasury Capital Purchase Program
On October 3, 2008, the EESA was signed into law. Under EESA, the U.S. Department of the Treasury (the “Treasury”) has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the Treasury announced its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), under which it is purchasing senior preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy.
On December 19, 2008, the Company entered into an agreement with Treasury to participate in the CPP, pursuant to which the Company issued and sold preferred stock and a warrant to Treasury, in exchange for aggregate consideration of $250 million. The Special Inspector General for the TARP program as well as federal banking agencies are scrutinizing the uses by TARP recipients of the funds received pursuant to the CPP. Treasury is permitted to amend the agreement unilaterally in order to comply with any changes in applicable federal statutes.
The preferred stock qualifies as Tier 1 capital and pays a cumulative dividend rate of five percent per annum for the first five years and a rate of nine percent per annum after year five. The preferred stock is non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. The preferred stock is redeemable after three years with the approval of the appropriate federal banking agency. Prior to the end of three years, the preferred stock may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock resulting in proceeds of not less than 25 percent of the issue price of the pre- ferred stock. The Treasury may transfer the preferred stock to a third party at any time. Participation in the CPP restricts the Company’s ability to increase dividends on its common stock or to repurchase its common stock until three years have elapsed, unless (i) all of the preferred stock issued to the Treasury is redeemed, (ii) all of the preferred stock issued to the Treasury has been transferred to third parties, or (iii) the Company receives the consent of the Treasury. In conjunction with the purchase of preferred stock, the Treasury received warrants to purchase 1,643,295 shares of the Company’s common stock for an aggregate market price of $37,500,000. The warrant is immediately exercisable and has a ten year term.
In conjunction with the Company’s participation in the CPP, the Company was required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards generally apply to the chief executive officer, chief financial officer, plus the three most highly compensated executive officers. In addition, the Company is required to not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.
In addition, participation in the CPP subjects the Company to increased oversight by the Treasury, regulators and Congress. Under the terms of the CPP, the Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect corporate books and records through Wintrust’s federal banking regulator. In addition, the Treasury has the right to appoint two directors to the Wintrust board if the Company misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.
Congress has held hearings on implementation of TARP. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for Treasury to have an observer at board meetings of recipient institutions, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the Treasury. In addition, Congress may adopt other legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the current economic situation. Such provisions could restrict or require changes to lending or governance practices or increase governmental oversight of businesses. See “Item 1. Business—Supervision and Regulation” and “Item 1A. Risk Factors—Recent legislative and regulatory initiatives to address difficult market and economic conditions may not restore liquidity and stability to the United States financial system.”

2008 Annual Report	35

The Company may not redeem the preferred stock it sold to the Treasury prior to February 15, 2012 unless it has received aggregate gross proceeds from one or more qualified equity offerings (as described below) equal to $62,500,000, which equals 25% of the aggregate liquidation amount of the preferred stock the Company sold Treasury. If such qualified equity offerings are made, then the Company may redeem the preferred stock in whole or in part, subject to the approval of the Federal Reserve Board, upon notice as described below, up to a maximum amount equal to the aggregate net cash proceeds received by us from such qualified equity offerings. A “qualified equity offering” is a sale and issuance for cash by the Company, to persons other than the Company or its subsidiaries after December 19, 2008, of shares of perpetual preferred stock, common stock or a combination thereof, that in each case qualify as Tier 1 capital at the time of issuance under the applicable risk-based capital guidelines of the Federal Reserve Board.
On or after February 15, 2012, the Company may redeem the preferred stock sold to the Treasury at any time, in whole or in part, subject to the approval of the Federal Reserve Board and the notice requirements described below.
Pursuant to the American Recovery and Reinvestment Act of 2009, or the ARRA, financial institutions that receive assistance under TARP may, subject to consultation with the appropriate Federal banking agency, repay such assistance without regard to the waiting period and source requirements described above. The ARRA further provides that in the event a recipient repays such assistance, the Secretary of the Treasury will liquidate the warrants associated with such assistance at the current market price. The shares of preferred stock and the warrant sold by Wintrust to the initial selling securityholder are subject to these provisions of the ARRA.
The Secretary of the Treasury has not yet published any guidance on the repayment process, including whether partial repayments will be permitted, and if so, on what terms. Wintrust will evaluate its options as such guidance becomes available.
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
A summary of the Company’s significant accounting policies is presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, estimations of fair value, the valuation of the retained interest in the premium finance receivables sold, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.
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

36	Wintrust Financial Corporation

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
Estimations of Fair Value
A portion of the Company’s assets and liabilities are carried at fair value on the Consolidated Statements of Condition, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable accounting principles generally accepted in the United States. These include the Company’s trading account securities, available-for-sale securities, derivatives, mortgage loans held-for-sale, mortgage servicing rights and retained interests from the sale of premium finance receivables. The estimation of fair value also affects certain other mortgage loans held-for-sale, which are not recorded at fair value but at the lower of cost or market. The determination of fair value is important for certain other assets, including goodwill and other intangible assets, impaired loans, and other real estate owned that are periodically evaluated for impairment using fair value estimates.
Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 22 to the Consolidated Financial Statements later in this report for a further discussion of fair value measurements.
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
Impairment Testing of Goodwill
The Company performs impairment testing of goodwill on an annual basis or more frequently when events warrant. Valuations are estimated in good faith by management through the use of publicly available valuations of comparable entities or discounted cash flow models using internal financial projections in the reporting unit’s business plan.
The goodwill impairment analysis involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit was determined to have been higher than its fair value, the second step would have to be performed to measure the amount of impairment loss. The second step allocates the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.
The goodwill impairment analysis requires management to make subjective judgments in determining if an indicator of impairment has occurred. Events and factors that may significantly affect the analysis include: a significant decline in the Com-

2008 Annual Report	37

pany’s expected future cash flows, a substantial increase in the discount factor, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate. Other factors might include changing competitive forces, customer behaviors and attrition, revenue trends, cost structures, along with specific industry and market conditions. Adverse change in these factors could have a significant impact on the recoverability of intangible assets and could have a material impact on the Company’s consolidated financial statements.
As a result of ongoing volatility in the financial industry and the Company’s market capitalization decreasing to a level below book value, the Company determined it was necessary to perform an interim goodwill impairment analysis during the fourth quarter of 2008. Based on this interim goodwill impairment analysis, it was determined that the fair value of each reporting unit exceeded its carrying value and therefore no impairment was recognized.
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
Income Taxes
The Company is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. Management reviews its uncertain tax positions and recognition of the benefits of such positions on a regular basis.
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant.
CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as new banks since December 1991. Wintrust is still a relatively young company that has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 Banks with 79 offices at the end of 2008. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $3.2 bil- lion in premium finance receivables in 2008. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the Banks. These expansion activities have understandably suppressed faster, opportunistic earnings. However, as the Company matures and its existing Banks become more profitable, the start-up costs associated with bank and branch openings and other new financial services ventures will not have as significant an impact on earnings.
Earnings Summary
Net income for the year ended December 31, 2008, totaled $20.5 million, or $0.76 per diluted common share, compared to $55.7 million, or $2.24 per diluted common share, in 2007, and $66.5 million, or $2.56 per diluted common share, in 2006. During 2008, net income declined by 63% while earnings per diluted common share declined by 66%, and during 2007, net income declined by 16% while earnings per diluted common share declined 13%. Financial results in 2008 were negatively impacted by increases in provision for credit losses, further interest rate spread compression, and higher other-than-temporary impairment losses on available-for-sale securities. In 2008, the banking industry experienced unprecedented economic instability and real estate valuations have become extraordinarily distressed due to lack of sales activity and other factors. These distressed real estate valuations contributed to the Company’s increased credit costs. The Company continues to aggresively manage its impaired loan portfolio. Financial results in 2007 were negatively impacted by a continued compression of interest rate spreads, an increase in provision for credit losses, lower levels of mortgage banking revenue and a reduced level of trading income.

38	Wintrust Financial Corporation

Net Interest Income
The primary source of the Company’s revenue is net interest income. Net interest income is the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on the liabilities to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. In order to compare the tax-exempt asset yields to taxable yields, interest income in the following discussion and tables is adjusted to tax-equivalent yields based on the marginal corporate Federal tax rate of 35%.
Tax-equivalent net interest income in 2008 totaled $247.1 million, down from $264.8 million in 2007 and $250.5 million in 2006, representing decreases of $17.7 million, or 7% in 2008 and $14.3 million, or 1% in 2007. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2008 and 2007. Average earning assets increased $276.6 million, or 3%, in 2008 and $426.5 million, or 5%, in 2007. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans increased $420.7 million, or 6%, in 2008 and $811.5 million, or 14%, in 2007. Total average loans as a percentage of total average earning assets were 82%, 80% and 74% in 2008, 2007, and 2006, respectively. The average yield on loans was 6.13% in 2008, 7.71% in 2007 and 7.60% in 2006, reflecting a decrease of 158 basis points in 2008 and an increase of 11 basis points in 2007. The lower loan yield in 2008 compared to 2007 is a result of the aggressive interest rate decreases effected by the Federal Reserve Bank. The higher loan yield in 2007 compared to 2006 is a result of the higher average rate environment in the first three quarters of 2007. Similarly, the average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 3.13% in 2008, 4.26% in 2007 and 3.97% in 2006, representing a decrease of 113 basis points in 2008 and an increase of 84 basis points in 2007. The lower level of interest bearing deposits rate in 2008 was due to a lower interest rate environment compared to 2007. In 2008, the Company also expanded its MaxSafe® suite of products (primarily certificates of deposit and money market accounts) which, due to the Company’s fifteen individual bank charters, offer a customer higher FDIC insurance than a customer can achieve at a single charter bank. These MaxSafe® products can typically be priced at lower rates than other certificates of deposit or money market accounts due to the convenience of obtaining the higher FDIC insurance coverage by visiting only one location. The interest bearing deposits rate increased in 2007 due to higher costs of retail deposits as rates had generally risen in 2007, continued competitive pricing pressures on fixed-maturity time deposits in most markets and promotional pricing activities associated with opening additional de novo branches.
Net interest margin, which reflects net interest income as a percent of average earning assets, decreased to 2.81% in 2008 compared to 3.11% in 2007. During 2008, interest rate compression on large portions of NOW, savings and money market accounts occurred as the Federal Reserve quickly lowered rates preventing these deposits from repricing at the same speed and magnitude as variable rate earning assets. During 2007, the Company’s focus on retail deposit pricing and changing the mix of deposits helped offset the competitive pricing of retail certificates of deposit. In 2007, the Company shifted its mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, money market and wealth management deposits. Net interest margin in 2006 was 3.10%.
The core net interest margin was 3.10% in 2008, 3.38% in 2007 and 3.32% in 2006. Management evaluates the core net interest margin excluding the net interest expense associated with the Company’s junior subordinated debentures and the interest expense incurred to fund common stock repurchases. Because junior subordinated debentures are utilized by the Company primarily as capital instruments and the cost incurred to fund common stock repurchases is capital utilization related, management finds it useful to view the net interest margin excluding these expenses and deems them to be a more accurate view of the operational net interest margin of the Company. See Non-GAAP Financial Measures/Ratios section of this report.
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

2008 Annual Report	39

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs
The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2008, 2007 and 2006. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations (dollars in thousands):

	Years Ended December 31,
	2008			2007			2006
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate

Assets
Interest bearing deposits with banks	$28,677	$341	1.19%	$14,036	$841	5.99%	$13,361	$651	4.87%
Securities	1,439,642	69,895	4.86	1,588,542	81,790	5.15	1,930,662	94,593	4.90
Federal funds sold and securities purchased under resale agreements	63,963	1,333	2.08	72,141	3,774	5,23	110,775	5,393	4.87

Total liquidity management assets (2) (8)	1,532,282	71,569	4.67	1,674,719	86,405	5.16	2,054,798	100,637	4.90

Other earning assets (2) (3)	23,052	1,147	4.98	24,721	1,943	7.86	29,675	2,136	7.20
Loans, net of unearned income (2) (4) (8)	7,245,609	444,494	6.13	6,824,880	526,436	7.71	6,013,344	456,793	7.60

Total earning assets (8)	8,800,943	517,210	5.88	8,524,320	614,784	7.21	8,097,817	559,566	6.91

Allowance for loan losses	(57,656)			(48,605)			(44,648)
Cash and due from banks	117,923			131,271			125,253
Other assets	892,010			835,291			747,135

Total assets	$9,753,220			$9,442,277			$8,925,557

Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW accounts	$1,011,402	$13,101	1.30%	$938,960	$25,033	2.67%	$774,481	$19,548	2.52%
Wealth management deposits	622,842	14,583	2.34	547,408	24,871	4.54	464,438	20,456	4.40
Money market accounts	904,245	20,357	2.25	696,760	22,427	3.22	639,590	17,497	2.74
Savings accounts	319,128	3,164	0.99	302,339	4,504	1.49	307,142	4,275	1.39
Time deposits	4,156,600	168,232	4.05	4,442,469	218,079	4.91	4,509,488	203,953	4.52

Total interest bearing deposits	7,014,217	219,437	3.13	6,927,936	294,914	4.26	6,695,139	265,729	3.97

Federal Home Loan Bank advances	435,761	18,266	4.19	400,552	17,558	4.38	364,149	14,675	4.03
Notes payable and other borrowings	387,377	10,718	2.77	318,540	13,794	4.33	149,764	5,638	3.76
Subordinated notes	74,589	3,486	4.60	75,000	5,181	6.81	66,742	4,695	6.94
Junior subordinated debentures	249,575	18,249	7.19	249,739	18,560	7.33	237,249	18,322	7.62

Total interest bearing liabilities	8,161,519	270,156	3.31	7,971,767	350,007	4.39	7,513,043	309,059	4.11

Non-interest bearing deposits	672,924			647,715			623,542
Other liabilities	139,340			94,823			87,178
Equity	779,437			727,972			701,794

Total liabilities and shareholders’ equity	$9,753,220			$9,442,277			$8,925,557

Interest rate spread (5) (8)			2.57%			2.82%			2.80%
Net free funds/contribution (6)	$639,424		0.24%	$552,553		0.29%	$584,774		0.30%
Net interest income/Net interest margin (8)		$247,054	2.81%		$264,777	3.11%		$250,507	3.10%
Core net interest margin (7) (8)			3.10%			3.38%			3.32%

(1)	Average balances were generally computed using daily balances.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments reflected in the above table are $2.5 million, $3.2 million and $1.6 million in 2008, 2007 and 2006, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	The core net interest margin excludes the effect of the net interest expense associated with Wintrust’s junior subordinated debentures and the interest expense incurred to fund any common stock repurchases.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

40	Wintrust Financial Corporation

Changes in Interest Income and Expense
The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated (in thousands):

	Years Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
Interest bearing deposits with banks	$(981)	481	(500)	$156	34	190
Securities	(4,550)	(7,345)	(11,895)	4,633	(17,436)	(12,803)
Federal funds sold and securities purchased under resale agreement	(2,063)	(378)	(2,441)	375	(1,994)	(1,619)

Total liquidity management assets	(7,594)	(7,242)	(14,836)	5,164	(19,396)	(14,232)

Other earning assets	(676)	(120)	(796)	185	(378)	(193)
Loans	(114,120)	32,178	(81,942)	6,749	62,894	69,643

Total interest income	(122,390)	24,816	(97,574)	12,098	43,120	55,218

Interest expense:
Deposits — interest bearing:
NOW accounts	(13,802)	1,870	(11,932)	1,199	4,286	5,485
Wealth management deposits	(13,412)	3,124	(10,288)	667	3,748	4,415
Money market accounts	(7,809)	5,739	(2,070)	3,266	1,664	4,930
Savings accounts	(1,595)	255	(1,340)	296	(67)	229
Time deposits	(36,892)	(12,955)	(49,847)	17,220	(3,094)	14,126

Total interest expense — deposits	(73,510)	(1,967)	(75,477)	22,648	6,537	29,185

Federal Home Loan Bank advances	(804)	1,512	708	1,340	1,543	2,883
Notes payable and other borrowings	(5,683)	2,607	(3,076)	966	7,190	8,156
Subordinated notes	(1,681)	(14)	(1,695)	(86)	572	486
Junior subordinated debentures	(350)	39	(311)	(699)	937	238

Total interest expense	(82,028)	2,177	(79,851)	24,169	16,779	40,948

Net interest income	$(40,362)	22,639	(17,723)	$(12,071)	26,341	14,270

The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest due to an additional day resulting from the 2008 leap year has been allocated entirely to the change due to volume.

2008 Annual Report	41

Provision for Credit Losses
The provision for credit losses totaled $57.4 million in 2008, $14.9 million in 2007, and $7.1 million in 2006. Net charge-offs totaled $37.0 million in 2008, $10.9 million in 2007 and $5.2 million in 2006. The allowance for loan losses as a percentage of loans at December 31, 2008, 2007 and 2006 was 0.92%, 0.74% and 0.71%, respectively. Non-performing loans were $136.1 million, $71.9 million and $36.9 million at December 31, 2008, 2007 and 2006, respectively. The increase in the provision for credit losses, net charge-offs and non-performing loans in 2008 as compared to 2007 was primarily the result of economic weaknesses experienced in the Company’s markets during 2008. Distressed real estate market conditions continue to impact the Company’s valuation of its impaired loan portfolio due to lack of sales activity and large property inventories. However, the Company is focused on resolving existing problem credits and working to identify potential problem credits. See the “Credit Risk and Asset Quality” section of this report for more detail on these items. In 2008, the Company reclassified $1.1 million from its allowance for loan losses to a separate liability account which represents the portion of the allowance for loan losses that was associated with lending-related commitments, specifically unfunded loan commitments and letters of credit. In 2007, the Company reclassified $36,000 from its allowance for loan losses to the allowance for lending-relating commitments. In future periods, the provision for credit losses may contain both a component related to funded loans (provision for loan losses) and a component related to lending-related commitments (provision for unfunded loan commitments and letters of credit). Management believes the allowance for loan losses is adequate to provide for inherent losses in the portfolio. There can be no assurances however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The amount of future additions to the allowance for loan losses and the allowance for lending-related commitments will be dependent upon management’s assessment of the adequacy of the allowance based on its evaluation of economic conditions, changes in real estate values, interest rates, the regulatory environment, the level of past-due and non-performing loans, and other factors.
Non-interest Income
Non-interest income totaled $98.6 million in 2008, $80.1 million in 2007 and $91.2 million in 2006, reflecting an increase of 23% in 2008 compared to 2007 and a decrease of 12% in 2007 compared to 2006.
The following table presents non-interest income by category for 2008, 2007 and 2006 (in thousands):

	Years ended December 31,			2008 compared to 2007		2007 compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change

Brokerage	$18,649	20,346	19,615	$(1,697)	(8)%	$731	4%
Trust and asset management	10,736	10,995	12,105	(259)	(2)	(1,110)	(9)

Total wealth management	29,385	31,341	31,720	(1,956)	(6)	(379)	(1)
Mortgage banking	21,258	14,888	22,341	6,370	43	(7,453)	(33)
Service charges on deposit accounts	10,296	8,386	7,146	1,910	23	1,240	17
Gain on sales of premium finance receivables	2,524	2,040	2,883	484	24	(843)	(29)
Administrative services	2,941	4,006	4,598	(1,065)	(27)	(592)	(13)
Fees from covered call options	29,024	2,628	3,157	26,396	NM	(529)	(17)
(Losses) gains on available-for-sale securities, net	(4,171)	2,997	17	(7,168)	NM	2,980	NM
Other:
Trading income — net cash settlement of swaps	—	—	1,237	—	—	(1,237)	100
Trading income — change in fair market value	291	265	7,514	26	10	(7,249)	(97)
Bank Owned Life Insurance	1,622	4,909	2,948	(3,287)	(67)	1,961	67
Miscellaneous	5,424	8,628	7,671	(3,204)	(37)	957	13

Total other	7,337	13,802	19,370	(6,465)	(47)	(5,568)	(29)

Total non-interest income	$98,594	80,088	91,232	$18,506	23%	$(11,144)	(12)%

NM — Not Meaningful

42	Wintrust Financial Corporation

Wealth management is comprised of the trust and asset management revenue of WHTC, the asset management fees of WHAMC and brokerage commissions, trading commissions and insurance product commissions generated by WHI. Trust and asset management fees represent WHTC’s trust fees which include fees earned on assets under management, custody fees and other trust related fees and WHAMC’s fees for advisory services to individuals and institutions, municipal and tax-exempt organizations, including the management of the Wayne Hummer proprietary mutual funds. The brokerage income is generated by WHI, the Company’s broker-dealer subsidiary.
Brokerage revenue is directly impacted by trading volumes. In 2008, brokerage revenue totaled $18.6 million, reflecting a decrease of $1.7 million, or 8%, compared to 2007. Continued uncertainties surrounding the equity markets overall have slowed the growth of the brokerage component of wealth management revenue. In 2007, brokerage revenue totaled $20.3 million reflecting an increase of $731,000, or 4%, compared to 2006.
Trust and asset management revenue totaled $10.7 million in 2008, a decrease of $259,000, or 2%, compared to 2007. In 2007, trust and asset management fees totaled $11.0 million and decreased $1.1 million, or 9%, compared to 2006. In 2006, trust and asset management revenue included a $2.4 million gain on the sale of the Wayne Hummer Growth Fund. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Decreased asset valuations due to equity market declines in 2008 have hindered the revenue growth from trust and asset management activities. Trust assets and assets under management totaled $1.2 billion at December 31, 2008, $1.6 billion at December 31, 2007 and $1.4 billion at December 31, 2006.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage banking revenue totaled $21.3 million in 2008, $14.9 million in 2007, and $22.3 million in 2006, reflecting an increase of $6.4 million, or 43%, in 2008, and a decrease of $7.4 million, or 33%, in 2007. The increase in 2008 is a result of the impact on 2007 results of mortgage banking valuation and recourse obligation adjustments for estimated losses related to recourse obligations on residential mortgage loans sold to investors totaling $6.0 million for the year. The Company recognized higher gains on mortgage loans sold in 2008 compared to 2007, however these gains were offset by a decline in the fair value of mortgage servicing rights. Future growth of mortgage banking is impacted by the interest rate environment and current disruption in the residential housing market and will continue to be dependent upon both. A continuation of the existing depressed residential real estate environment may hamper mortgage banking production growth.
However, with the acquisition of certain assets of PMP in December 2008, the Company has expanded its retail mortgage offices across the greater Chicago Metropolitan area.
Service charges on deposit accounts totaled $10.3 million in 2008, $8.4 million in 2007 and $7.1 million in 2006. The increases of 23% in 2008 and 17% in 2007, were due primarily to the overall larger household account base. The majority of deposit service charges relate to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to unrelated third parties. Having a program in place to sell premium finance receivables to third parties allows the Company to execute its strategy to be asset-driven while providing the benefits of additional sources of liquidity and revenue. Sales of these receivables are dependent upon the market conditions impacting both sales of these loans, the opportunity for securitizing these loans, as well as liquidity and capital management considerations. Loans sold to unrelated third parties totaled $217.8 million in 2008, $230.0 million in 2007 and $302.9 million in 2006, representing 7%, 8% and 10% of FIFC’s total originations in 2008, 2007 and 2006, respectively. The Company recognized net gains totaling $2.5 million in 2008, $2.0 million in 2007 and $2.9 million in 2006 related to this activity.
As FIFC continues to service the loans it sells, it recognizes a retained interest in the loans sold (which consists of a servicing asset, interest only strip and a recourse obligation), upon each sale. Recognized gains, recorded in accordance with SFAS 140, as well as the Company’s retained interests in these loans are based on the Company’s projection of cash flows that will be generated from the loans. The cash flow model incorporates the amounts FIFC is contractually entitled to receive from the customer, including an estimate of late fees, the amounts due to the purchaser of the loans, fees paid to insurance agents as well as estimates of the term of the loans and credit losses. Significant differences in actual cash flows and the projected cash flows can cause impairment to the servicing asset and interest only strip as well as the recourse obligation. The Company monitors the performance of these loans on a “static pool” basis and adjusts the assumptions in its cash flow model when warranted. These loans have relatively short maturities (less than 12 months) and prepayments are not highly correlated to movements in interest rates. Due to the short-term nature of these loans, the Company believes that the book value of the servicing asset approximates fair value.

2008 Annual Report	43

The Company capitalized $1.9 million and amortized $3.5 million in servicing assets related to the sale of these loans in 2008, and capitalized $2.0 million and amortized $590,000 in servicing assets related to sale of these loans in 2007. As of December 31, 2008 and 2007, the Company’s retained interest in the loans sold included a servicing asset of $195,000 and $1.9 million, respectively, an interest only strip of $1.0 million and $2.6 million, respectively, and a liability for its recourse obligation of $82,000 and $179,000, respectively. In accordance with the terms of the underlying sales agreement, recourse is limited to 2% of the average principal balance outstanding.
Gains are significantly dependent on the spread between the net yield on the loans sold and the rate passed on to the purchasers. The net yield on the loans sold and the rates passed on to the purchasers typically do not react in a parallel fashion, therefore causing the spreads to vary from period to period. This spread was 5.09% to 5.50 % in 2008, compared to 3.70% in 2007 and 2.62% to 3.24% in 2006.
The Company typically makes a clean up call by repurchasing the remaining loans in the pools sold after approximately ten months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables. Clean-up calls resulted in increased gains of $618,000, $444,000, and $761,000 in 2008, 2007 and 2006, respectively. The Company continuously monitors the performance of the loan pools to the projections and adjusts the assumptions in its cash flow model when warranted. Credit losses on loans sold were estimated at 0.20% to 0.30% of the estimated average balances in 2008, at 0.20% for 2007 and at 0.15% for 2006. The gains are also influenced by the number of months these loans are estimated to be outstanding. The estimated average terms of the loans were nine months in 2008, 2007 and 2006. The applicable discount rate used in determining gains related to this activity was the same in 2008, 2007 and 2006.
At December 31, 2008 and 2007, premium finance loans sold and serviced for others for which the Company retains a recourse obligation related to credit losses totaled approximately $37.5 million and $219.9 million, respectively. The remaining estimated recourse obligation carried in other liabilities was approximately $82,000 and $179,000, at December 31, 2008 and 2007, respectively. Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, for premium finance receivables sold and serviced for others totaled $280,000 in 2008, $129,000 in 2007 and $191,000 in 2006. At December 31, 2008, non-performing loans related to this sold portfolio were approximately $2.2 million, or 6% of the sold loans, compared to $180,000, or less than 1%, of the sold loans at December 31, 2007. The premium finance portfolio owned by the Company had a ratio of non-performing loans to total loans of 1.54% at December 31, 2008 and 1.80% at December 31, 2007. Ultimate losses on premium finance loans are substantially less than non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Credit Risk and Asset Quality” section of this report.
Administrative services revenue generated by Tricom was $2.9 million in 2008, $4.0 million in 2007 and $4.6 million in 2006. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The decrease in revenue in 2008 and 2007 reflects the general staffing trends in the economy and the entrance of new competitors in most markets served by Tricom.
The Company recognized $4.2 million of net losses on available-for-sale securities in 2008 compared to net gains of $3.0 million in 2007 and $17,000 in 2006. In 2008, the Company recognized $8.2 million of non-cash other-than-temporary impairment charges on certain corporate debt investment securities. In the fourth quarter of 2007, the Company recognized a $2.5 million gain on its investment in an unaffiliated bank holding company that was acquired by another bank holding company.
Premium income from covered call option transactions totaled $29.0 million in 2008, $2.6 million in 2007 and $3.2 million in 2006. The interest rate environment in 2008 has been conducive to entering into a significantly higher level of covered call option transactions than in 2007 and 2006.
During 2008, call option contracts were written against $3.5 billion of underlying securities, compared to $1.1 billion in 2007 and $1.6 billion in 2006. The same security may be included in this total more than once to the extent that multiple call option contracts were written against it if the initial call option contracts were not exercised. The Company routinely writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management enters into these transactions with the goal of enhancing its overall return on its investment portfolio by using the fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call option contracts at December 31, 2008 or December 31, 2007.
The Company recognized trading income related to interest rate swaps not designated in hedge relationships and the trading account assets of its broker-dealer. Trading income recognized for the net cash settlement of swaps is income that would have been recognized regardless of whether the swaps were designated

44	Wintrust Financial Corporation

in hedging relationships. However, in the absence of hedge accounting, the net cash settlement of the swaps is included in trading income rather than net interest income. Trading income totaled $291,000 in 2008, $265,000 in 2007 and $8.8 million in 2006. At June 30, 2006, the Company had $231.1 million of interest rate swaps that were initially documented at their inception dates as being in hedging relationships with the Company’s variable rate junior subordinated debentures and subordinated notes, but subsequently, management determined that the hedge documentation did not meet the standards of SFAS 133. In July 2006, the Company settled its position in these interest rate swap contracts by selling them to third parties. The Company realized approximately $5.8 million from the settlement of these swaps and eliminated any further earnings volatility due to the changes in fair values.
Bank Owned life Insurance (“BOLI”) generated non-interest income of $1.6 million in 2008, $4.9 million in 2007 and $2.9 million in 2006. This income typically represents adjustments to the cash surrender value of BOLI policies; however in the third quarter of 2007, the Company recorded a non-taxable $1.4 million death benefit gain. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has purchased additional BOLI since then, including $8.9 million of BOLI that was owned by State Bank of the Lakes and $8.4 million owned by Hinsbrook Bank when Wintrust acquired these banks. BOLI totaled $86.5 million at December 31, 2008 and $84.7 million at December 31, 2007, and is included in other assets.
Miscellaneous other non-interest income includes loan servicing fees, service charges and miscellaneous other income. In 2008 the Company recognized $1.2 million of net losses on certain limited partnership interests. In 2007, the Company recognized a $2.6 million gain from the sale of property held by the Company, which was partially offset by $1.4 million of losses recognized certain limited partnership interests.
Non-interest Expense
Non-interest expense totaled $255.1 million in 2008, and increased $12.1 million, or 5%, compared to 2007. In 2007, non-interest expense totaled $242.9 million, and increased $14.1 million, or 6%, compared to 2006.
The following table presents non-interest expense by category for 2008, 2007 and 2006 (in thousands):

	Years ended December 31,			2008 compared to 2007		2007 compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change

Salaries and employee benefits	$145,087	141,816	137,008	$3,271	2%	$4,808	4%
Equipment	16,215	15,363	13,529	852	6	1,834	14
Occupancy, net	22,918	21,987	19,807	931	4	2,180	11
Data processing	11,573	10,420	8,493	1,153	11	1,927	23
Advertising and marketing	5,351	5,318	5,074	33	1	244	5
Professional fees	8,824	7,090	6,172	1,734	24	918	15
Amortization of other intangible assets	3,129	3,861	3,938	(732)	(19)	(77)	(2)
Other:
Commissions - 3rd party brokers	3,769	3,854	3,842	(85)	(2)	12	—
Postage	4,120	3,841	3,940	279	7	(99)	(3)
Stationery and supplies	3,005	3,159	3,233	(154)	(5)	(74)	(2)
FDIC Insurance	5,600	3,713	911	1,887	51	2,802	NM
Miscellaneous	25,488	22,513	22,873	2,975	13	(360)	(2)

Total other	41,982	37,080	34,799	4,902	13	2,281	7

Total non-interest expense	$255,079	242,935	228,820	$12,144	5%	$14,115	6%

NM — Not Meaningful

2008 Annual Report	45

Salaries and employee benefits is the largest component of non-interest expense, accounting for 57% of the total in 2008, 58% of the total in 2007 and 60% in 2006. For the year ended December 31, 2008, salaries and employee benefits totaled $145.1 million and increased $3.3 million, or 2% compared to 2007. Increase in base compensation was the primary reason for the increase in 2008. For the year ended December 31, 2007, salaries and employee benefits totaled $141.8 million, and increased $4.8 million, or 4%, compared to 2006. Base pay components and the impact of the Hinsbrook and Broadway acquisitions contributed to the majority of the increase in 2007 compared to 2006.
Equipment expense, which includes furniture, equipment and computer software depreciation and repairs and maintenance costs, totaled $16.2 million in 2008, $15.4 million in 2007 and $13.5 million in 2006, reflecting increases of 6% in 2008 and 14% in 2007. These increases were caused by higher levels of expense related to the furniture, equipment and computer software required at new and expanded facilities and at existing facilities due to increased staffing.
Occupancy expense for the years 2008, 2007 and 2006 was $22.9 million, $22.0 million and $19.8 million, respectively, reflecting increases of 4% in 2008 and 11% in 2007. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. Increases in 2008 and 2007 reflect the increases in the number of facilities operated as well as market increases in operating costs of such facilities.
Data processing expenses totaled $11.6 million in 2008, $10.4 million in 2007 and $8.5 million in 2006, representing increases of 11% in 2008 and 23% in 2007. The increases are primarily due to the additional costs of new branch facilities at existing banks and the overall growth of loan and deposit accounts.
Advertising and marketing expenses totaled $5.4 million for 2008, $5.3 million for 2007 and $5.1 million for 2006. Marketing costs are necessary to promote the Company’s commercial banking capabilities, the Company’s MaxSafe® suite of products, to announce new branch openings as well as the expansion of the wealth management business, to continue to promote community-based products at the more established locations and to attract loans and deposits at the newly chartered banks. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize targeted marketing programs in the more mature market areas.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. These fees totaled $8.8 million in 2008, $7.1 million in 2007 and $6.2 million in 2006. The increase for 2008 is primarily related to increased legal costs related to non-performing loans. The increase for 2007 is attributable to the general growth in the Company’s total assets, the expansion of the banking franchise and the acquisition of Hinsbrook Bank.
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
FDIC insurance totaled $5.6 million in 2008, $3.7 million in 2007 and $0.9 million in 2006. The significant increases in 2008 and 2007 are a result of a higher rate structure imposed on all financial institutions beginning in 2007.
Miscellaneous non-interest expense includes ATM expenses, other real estate owned expenses (“OREO”), correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions. These expenses represent a large collection of controllable daily operating expenses. This category increased $3.0 million, or 13%, in 2008 and decreased $360,000, or 2%, in 2007. The increase in 2008 compared to 2007 is primarily due to an $829,000 increase in OREO expenses and a $1.7 million increase in net loan expenses due to the adoption of SFAS 159 on January 1, 2008 for Mortgages Held for Sale originated by the Company’s mortgage subsidiary. Origination costs are no longer deferred on mortgage loans originated for sale at this subsidiary with the impact being higher current operating expenses (as reflected in the miscellaneous expense component) offset by higher levels of gains recognized on the sale of the loans to the end investors (due to the lower cost basis of the loan).
Income Taxes
The Company recorded income tax expense of $10.2 million in 2008, $28.2 million in 2007 and $37.7 million in 2006. The effective tax rates were 33.1%, 33.6% and 36.2% in 2008, 2007 and 2006, respectively. Please refer to Note 17 to the Consolidated Financial Statements for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

46	Wintrust Financial Corporation

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
The banking segment’s net interest income for the year ended December 31, 2008 totaled $237.4 million as compared to $259.0 million for the same period in 2007, a decrease of $21.6 million, or 8%. The decrease in 2008 compared to 2007 is directly attributable to two factors: first, interest rate compression as certain variable rate retail deposit rates were unable to decline at the same magnitude as variable rate earning assets and second, the negative impact of an increased balance of nonaccrual loans. The increase in net interest income for 2007 when compared to the total of $235.2 million in 2006 was $23.8 million, or 10%. The increase in 2007 compared to 2006 was primarily a result of an increase in net interest margin which was attributable to a higher loan-to-deposit ratio and the shift in deposits away from higher cost retail certificates of deposit in 2007. Total loans increased 7% in 2008, and 8% in 2007. Provision for credit losses increased to $56.6 million in 2008 compared to $14.3 million in 2007 and $6.3 million in 2006. This increase reflects the current net charge-offs and credit quality levels. The banking segment’s non-interest income totaled $70.1 million in 2008, an increase of $33.8 million, or 93%, when compared to the 2007 total of $36.3 million. The increase in non-interest income for 2008 is primarily attributable to higher levels of fees from covered call options and higher mortgage banking revenues. In 2007, non-interest income for the banking segment decreased $4.3 million, or 11% when compared to the 2006 total of $40.6 million. The decrease in 2007 compared to 2006 is primarily a result of lower mortgage banking revenues which were impacted by mortgage banking valuation and recourse obligation adjustments totaling $6.0 million. The banking segment’s net income for the year ended December 31, 2008 totaled $38.0 million, a decrease of $24.3 million, or 39%, as compared to the 2007 total of $62.3 million. Net income for the year ended December 31, 2007 increased $1.2 million, or 2%, as compared to the 2006 total of $61.1 million.
The premium finance segment’s net interest income totaled $70.9 million for the year ended December 31, 2008 and increased $10.4 million, or 17%, over the $60.5 million in 2007. In November 2007, the Company completed the acquisition of Broadway Premium Funding Corporation which is now included in the premium finance segment results since the date of acquisition. FIFC began selling loans to an unrelated third party in 1999. Sales of these receivables are dependent upon market conditions impacting both sales of these loans and the opportunity for securitizing these loans as well as liquidity and capital management considerations. Wintrust did not sell any premium finance receivables to unrelated third party financial institutions in the third and fourth quarters of 2006 or the first three quarters of 2007. Wintrust sold approximately $217.8 million of premium finance receivables in 2008 to unrelated third parties. The premium finance segment’s non-interest income totaled $2.5 million, $2.0 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Non-interest income for this segment reflects the gains from the sale of premium finance receivables to unrelated third parties, as more fully discussed in the Consolidated Results of Operations section. Net after-tax profit of the premium finance segment totaled $34.2 million, $29.8 million and $19.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. New receivable originations totaled $3.2 billion in 2008, $3.1 billion in 2007 and $3.0 billion in 2006. The increases in new volumes each year is indicative of this segment’s ability to increase market penetration in existing markets and establish a presence in new markets.
The Tricom segment data reflects the business associated with short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services that Tricom provides to its clients in the temporary staffing industry. The segment’s net interest income was $3.4 million in 2008 and $3.9 million in both 2007 and 2006. Non-interest income for 2008 was $2.9 million, a decrease of $1.1 million or 27%, from the $4.0 million reported in 2007. Non-interest income for 2007 decreased $592,000, or 13% from the $4.6 million reported in 2006. The segment’s net income was $706,000 in 2008, $1.4 million in 2007 and $1.8 million 2006. Revenue trends at Tricom reflect the general staffing trends of the economy and the entrance of new competitors in most market places served by Tricom.
The wealth management segment reported net interest income of $18.6 million for 2008 compared to $12.9 million for 2007 and $6.3 million for 2006. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks. The allocated net interest income included in this segment’s profitability was $17.7 million ($10.9 million after

2008 Annual Report	47

tax) in 2008, $11.7 million ($7.2 million after tax) in 2007 and $5.2 million ($3.2 million after tax) in 2006. During the third quarter of 2006, the Company changed the measurement methodology for the net interest income component of the wealth management segment. In conjunction with the change in the executive management team for this segment in the third quarter of 2006, the contribution attributable to the wealth management deposits was redefined to measure the full net interest income contribution. In previous periods, the contribution from these deposits was limited to the value as an alternative source of funding for each bank. As such, the contribution in previous periods did not capture the total net interest income contribution of this funding source. Current executive management of this segment uses this measured contribution to determine overall profitability. Wealth management customer account balances on deposit at the Banks averaged $624.4 million, $538.7 million and $465.4 million in 2008, 2007 and 2006, respectively. This segment recorded non-interest income of $36.3 million for 2008 as compared to $39.3 million for 2007 and $38.0 million for 2006. In 2006, this segment’s non-interest income included a $2.4 million gain on the sale of the Wayne Hummer Growth Fund. Distribution of wealth management services through each Bank continues to be a focus of the Company as the number of brokers in its Banks continues to increase. Wealth management revenue growth generated in the banking locations is significantly outpacing the growth derived from the traditional Wayne Hummer Investment downtown Chicago sources. Wintrust is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream and continues to focus on reducing the fixed cost structure of this segment to a variable cost structure. This segment reported net income of $10.4 million for 2008 compared to $7.7 million for 2007 and $3.3 million for 2006.
ANALYSIS OF FINANCIAL CONDITION
The Company’s total assets were $10.7 billion at December 31, 2008, an increase of $1.3 billion, or 14%, over the $9.4 billion at December 31, 2007. Total assets decreased $203.0 million, or 2%, in 2007 when compared to the $9.6 billion at December 31, 2006. In 2008, loans increased $819.5 million and available-for-sale securities, trade date securities receivable and other liquidity management assets increased $432.9 million. In 2007, available-for-sale securities decreased $535.9 million, while loans increased $305.1 million.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Loans:
Commercial and commercial real estate	$4,580,524	52%	$4,182,205	49%	$3,647,982	45%
Home equity	772,361	9	652,034	8	641,494	8
Residential real estate (1)	335,714	4	335,894	4	365,159	5
Premium finance receivables	1,178,421	13	1,264,941	15	989,689	12
Indirect consumer loans	215,453	2	248,203	3	229,757	3
Tricom finance receivables	22,416	—	33,552	—	41,703	1
Consumer and other loans	140,720	2	108,051	1	97,560	1

Total loans, net of unearned income (2)	7,245,609	82	6,824,880	80	6,013,344	75
Liquidity management assets (3)	1,532,282	18	1,674,719	20	2,054,798	25
Other earning assets (4)	23,052	—	24,721	—	29,675	—
Total average earning assets	$8,800,943	100%	$8,524,320	100%	$8,097,817	100%

Total average assets	$9,753,220		$9,442,277		$8,925,557

Total average earning assets to total average assets		90%		90%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes non-accrual loans

(3)	Includes available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements

(4)	Includes brokerage customer receivables and trading account securities

48	Wintrust Financial Corporation

Average earning assets increased $276.6 million, or 3%, in 2008 and $426.5 million, or 5%, in 2007. The ratio of average earning assets as a percent of total average assets in 2008 and 2007 was 90% and 91% in 2006.
Loans. Average total loans, net of unearned income, increased $420.7 million, or 6%, in 2008 and $811.5 million, or 14%, in 2007. Average commercial and commercial real estate loans, the largest loan category, totaled $4.6 billion in 2008, and increased $398.3 million, or 10%, over the average balance in 2007. The average balance in 2007 increased $534.2 million, or 15%, over the average balance in 2006. This category comprised 63% of the average loan portfolio in 2008 and 61% in 2007. The growth realized in this category in 2008 is attributable to increased business development efforts. Loan growth in 2007 is a result of acquisitions, business development efforts and to a lesser extent the reclassification of $78.6 million of loans in the fourth quarter of 2006 from the residential real estate category to commercial and commercial real estate.
In order to minimize the time lag typically experienced by de novo banks in redeploying deposits into higher yielding earning assets, the Company has developed lending programs focused on specialized earning asset niches that generally have large volumes of homogeneous assets that can be acquired for the Banks’ portfolios and possibly sold in the secondary market to generate fee income. These specialty niches also diversify the Banks’ loan portfolios and add higher yielding earning assets that help to improve the net interest margin. However, these loans may involve greater credit risk than generally associated with loan portfolios of more traditional community banks due to marketability of the collateral, or because of the indirect relationship the Company has with the underlying borrowers. Specialty loan programs include premium finance, Tricom finance receivables, mortgage broker warehouse lending through Hinsdale Bank, the Community Advantage program at Barrington Bank, which provides lending, deposit and cash management services to condominium, homeowner and community associations, the small aircraft lending program at Crystal Lake Bank and franchise lending at Lake Forest Bank. Other than the premium finance receivables and Tricom finance receivables, all of the loans generated by these specialty loan programs are included in commercial and commercial real estate loans in the preceding table. Management continues to evaluate other specialized types of earning assets to assist with the deployment of deposit funds and to diversify the earning asset portfolio.
Home equity loans averaged $772.4 million in 2008, and increased $120.3 million, or 19%, when compared to the average balance in 2007. Home equity loans averaged $652.0 million in 2007, and increased $10.5 million, or 2%, when compared to the average balance in 2006. Unused commitments on home equity lines of credit totaled $897.9 million at December 31, 2008 and $878.1 million at December 31, 2007. The increase in average home equity loans in 2008 is primarily a result of new loan orig- inations. As a result of deteriorating economic conditions and declining real estate values in 2008, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards to grow outstanding loan balances.
Residential real estate loans averaged $335.7 million in 2008, essentially unchanged from the average balance of $335.9 million in 2007. In 2007, residential real estate loans decreased $29.3 million, or 8%, from the average balance in 2006. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The remaining loans in this category are maintained within the Banks’ loan portfolios and represent mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans. The lower average residential real estate loans in 2007 resulted from the Company’s reclassification of $78.6 million of loans in the fourth quarter of 2006 to the commercial and commercial real estate loan category.
Average premium finance receivables totaled $1.2 billion in 2008, and accounted for 16% of the Company’s average total loans. In 2008, average premium finance receivables decreased $86.5 million, or 7%, from the average balance of $1.3 billion in 2007. In 2007, average premium finance receivables increased $275.3 million, or 28%, compared to 2006. The decrease in the average balance of premium finance receivables in 2008 compared to 2007 is a result of higher sales of premium finance receivables to unrelated third parties in 2008 compared to 2007. The Company did not sell any premium finance receivables to unrelated third parties from the third quarter of 2006 to the third quarter of 2007. In 2008, the Company sold approximately $217.8 million of premium finance receivables to unrelated third parties. The increase in the average balance of premium finance receivables in 2007 compared to 2006 was a result of not selling premium finance receivables beginning in the third quarter of 2006 through the third quarter of 2007 and to a lesser extent from loans acquired through the Broadway acquisition in the fourth quarter of 2007. The majority of the receivables originated by FIFC are sold to the Banks and retained in their loan portfolios. Having a program in place to sell premium finance receivables to third parties allows the Company to execute its strategy to be asset- driven while providing the benefits of additional sources of liquidity and revenue. The level of premium finance receivables sold to unrelated third parties depends in large part on the capacity of the Banks to retain such loans in their portfolio and therefore, it is possible that sales of these receivables may occur in the future. See Consolidated Results of Operations for further information on these loan sales. Total premium finance loan originations were $3.2 billion, $3.1 billion and $3.0 billion in 2008, 2007 and 2006, respectively.

2008 Annual Report	49

Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans are financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company had established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company ceased the origination of indirect automobile loans at Hinsdale Bank. This niche business served the Company well over the past twelve years in helping de novo banks quickly and profitably, grow into their physical structures. Competitive pricing pressures significantly reduced the long-term potential profitably of this niche business. Given the current economic environment, the retirement of the founder of this niche business and the Company’s belief that interest rates may rise over the longer-term, exiting the origination of this business was deemed to be in the best interest of the Company. The Company will continue to service its existing portfolio during the duration of the credits. At December 31, 2008, the average maturity of indirect automobile loans is estimated to be approximately 39 months. During 2008, 2007 and 2006 average indirect consumer loans totaled $215.5 million, $248.2 million and $229.8 million, respectively.
Tricom finance receivables represent high-yielding short-term accounts receivable financing to Tricom’s clients in the temporary staffing industry located throughout the United States. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments due to the borrowers from their customers who are located throughout the United States. The Company mitigates this risk by employing lockboxes and other cash management techniques to protect their interests. Typically, Tricom also provides value-added out-sourced administrative services to many of these clients, such as data processing of payrolls, billing and cash management services, which generate additional fee income. Average Tricom finance receivables were $22.4 million in 2008, $33.6 million in 2007 and $41.7 million in 2006. Lower activity from existing clients and slower growth in new customer relationships due to sluggish economic conditions have led to the decrease in Tricom finance receivables in the last two years.
Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding services and loan demand. Average liquidity management assets accounted for 17% of total average earning assets in 2008, 20% in 2007 and 25% in 2006. Average liquidity management assets decreased $142.4 million in 2008 compared to 2007, and decreased $380.1 million in 2007 compared to 2006. The decrease in average liquidity management assets in 2008 compared to 2007 is the result of the maturity of various available-for-sale securities that were reinvested by funding loans. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The decrease in average liquidity management assets in 2007 compared to 2006 was the result of the maturity of various available-for-sale securities, primarily in the first half of 2007. As a result of the interest rate environment in 2007, loan growth and the Company’s balance sheet strategy, not all maturities were replaced with new purchases.
Other earning assets. Average other earning assets include trading account securities and brokerage customer receivables at WHI. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the outsourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI, under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

50	Wintrust Financial Corporation

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
Deposits. Total deposits at December 31, 2008, were $8.4 billion, increasing $905 million, or 12%, compared to the $7.5 billion at December 31, 2007. Average deposit balances in 2008 were $7.7 billion, reflecting an increase of $111 million, or 1.5%, compared to the average balances in 2007. During 2007, average deposits increased $257 million, or 4%, compared to the prior year.
The increase in year end deposits in 2008 over 2007 reflects the Company’s initiatives in 2008 to reduce the level of higher rate certificates of deposit as well as the advertising of its MaxSafe® deposit account which provides customers with 15 times the FDIC insurance of a single bank. Beginning in 2007, the Company’s retail deposit pricing strategies focused on shifting the mix of deposits away from certificates of deposit into lower rate and more variable rate NOW and money market accounts.
The following table presents the composition of average deposits by product category for each of the last three years (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Non-interest bearing deposits	$672,924	9%	$647,715	9%	$623,542	9%
NOW accounts	1,011,402	13	938,960	12	774,481	10
Wealth management deposits	622,842	8	547,408	7	464,438	6
Money market accounts	904,245	12	696,760	9	639,590	9
Savings accounts	319,128	4	302,339	4	307,142	4
Time certificates of deposit	4,156,600	54	4,442,469	59	4,509,488	62

Total deposits	$7,687,141	100%	$7,575,651	100%	$7,318,681	100%

Wealth management deposits are funds from the brokerage customers of WHI, the trust and asset management customers of WHTC and brokerage customers from an unaffiliated company which have been placed into deposit accounts of the Banks (“Wealth management deposits” in table above). Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the Banks as well as other investments suitable for banks.

2008 Annual Report	51

The following table presents average deposit balances for each Bank and the relative percentage of total consolidated average deposits held by each Bank during each of the past three years (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Lake Forest Bank	$1,046,069	14%	$1,060,954	14%	$1,048,493	14%
Hinsdale Bank (1)	949,658	12	1,037,514	14	888,430	12
North Shore Bank	768,081	10	781,699	10	819,010	11
Libertyville Bank	781,708	10	798,522	11	741,231	10
Barrington Bank	694,471	9	700,728	9	707,620	10
Crystal Lake Bank	469,022	6	470,586	6	457,486	6
Northbrook Bank	570,401	7	613,943	8	632,337	9
Advantage Bank	286,722	4	241,117	3	219,689	3
Village Bank	463,433	6	491,307	6	504,021	7
Beverly Bank	169,732	2	141,186	2	138,800	2
Wheaton Bank (1)	268,174	4	244,158	3	157,440	2
Town Bank	483,331	6	399,857	6	358,295	5
State Bank of The Lakes	467,857	6	428,653	6	418,805	6
Old Plank Trail Bank(2)	166,675	2	108,887	1	44,569	1
St. Charles Bank(1)	101,807	2	56,540	1	182,455	2

Total deposits	$7,687,141	100%	$7,575,651	100%	$7,318,681	100%

Percentage increase from prior year		5%		4%		19%

(1)	For 2006, represents effect on consolidated average deposits from effective acquisition date of May 31, 2006 for Hinsbrook Bank. Branches (and related deposits) from Hinsbrook Bank were sold to Hinsdale Bank and Wheaton Bank in the fourth quarter of 2006. Hinsbrook’s Geneva branch was renamed St. Charles Bank.

(2)	For 2006, represents effect on consolidated average deposits from effective organization date of March 23, 2006 for Old Plank Trail Bank. At December 31, 2006, Old Plank Trail Bank had total deposits of $92.0 million.
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
The composition of average other funding sources in 2008, 2007 and 2006 is presented in the following table (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Notes payable	$50,799	4%	$51,979	5%	$6,913	1%
Federal Home Loan Bank advances	435,761	38	400,552	38	364,149	45
Subordinated notes	74,589	7	75,000	7	66,742	8
Short-term borrowings	334,714	29	264,743	25	140,968	17
Junior subordinated debentures	249,575	22	249,739	25	237,249	29
Other	1,863	—	1,818	—	1,883	—

Total other funding sources	$1,147,301	100%	$1,043,831	100%	$817,904	100%

52	Wintrust Financial Corporation

Notes payable balances represent the balances on a credit agreement with an unaffiliated bank. This credit facility is available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2008 and 2007, the Company had $1.0 million and $60.7 million, respectively, of notes payable outstanding. At December 31, 2008, the Company was in violation of one debt covenant, however it has applied for a waiver of compliance on that debt convenant. The Company does not expect this violation to have a material impact on its liquidity. See Note 11 to the Consolidated Financial Statements for further discussion of the terms of this credit facility.
FHLB advances provide the Banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the Banks totaled $436.0 million at December 31, 2008, and $415.2 million at December 31, 2007. See Note 12 to the Consolidated Financial Statements for further discussion of the terms of these advances.
The Company borrowed $75.0 million under three separate $25 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years with final maturity dates in 2012, 2013 and 2015. These notes qualify as Tier II regulatory capital. Subordinated notes totaled $70.0 million and $75.0 million at December 31, 2008 and 2007, respectively. See Note 13 to the Consolidated Financial Statements for further discussion of the terms of the notes.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $334.9 million and $252.6 million at December 31, 2008 and 2007, respectively. Securities sold under repurchase agreements primarily represent sweep accounts for certain customers in connection with master repurchase agreements at the Banks. This funding category fluctuates based on customer preferences and daily liquidity needs of the Banks, their customers and the Banks’ operating subsidiaries. See Note 14 to the Consolidated Financial Statements for further discussion of these borrowings.
The Company has $249.5 million of junior subordinated debentures outstanding as of December 31, 2008. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. On September 1, 2006, the Company issued $51.5 million of 6.84% fixed rate junior subordinated debentures in connection with a private placement of the related Trust Preferred Securities and on September 5, 2006, the Company used the proceeds from this issuance to redeem at par $32.0 million of 9.0% fixed rate junior subordinated debentures originally issued in 1998. See Note 15 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
Shareholders’ Equity. Total shareholders’ equity was $1.1 billion at December 31, 2008, reflecting an increase of $328.0 million from the December 31, 2007 total of $739.6. In 2007, shareholders’ equity decreased $33.7 million when compared to the December 31, 2006 balance. The increase from December 31, 2007, was the result of the retention of approximately $9.9 million of earnings (net income of $20.5 million less preferred stock dividends of $2.1 million and common stock dividends of $8.5 million), a $299.4 million increase from the issuance of preferred stock, net of issuance costs, a $5.2 million increase from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $9.9 million credited to surplus for stock-based compensation costs, a $3.4 million increase in net unrealized gains from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, partially offset by a $688,000 cumulative effect adjustment to retained earnings from the adoption of a new accounting standard.
The $33.7 million decrease in shareholders’ equity in 2007 was primarily due to the retention of $47.8 million of earnings ($55.7 million of net income less dividends of $7.8 million), $10.8 million due to stock-based compensation costs, $8.9 million from the issuance of shares (including related tax benefits) pursuant to various stock-based compensation plans and $4.1 million from other comprehensive income, net of tax. These were offset by a $105.9 million purchase of 2,506,717 shares of treasury stock, at an average price of $42.23 per share.

2008 Annual Report	53

CREDIT RISK AND ASSET QUALITY
Allowance for Credit Losses
The following table summarizes the activity in the allowance for credit losses during the last five years (dollars in thousands):

	2008	2007	2006	2005	2004

Allowance for loan losses at beginning of year	$50,389	46,055	40,283	34,227	25,541
Provision for credit losses	57,441	14,879	7,057	6,676	6,298
Allowance acquired in business combinations	—	362	3,852	4,792	5,110
Reclassification from/(to) allowance for lending-related commitments	(1,093)	(36)	92	(491)	—

Charge-offs:
Commercial and commercial real estate loans	30,469	8,958	4,534	3,252	2,356
Home equity loans	284	289	97	88	—
Residential real estate loans	1,631	147	81	198	—
Consumer and other loans	474	593	371	363	204
Premium finance receivables	4,073	2,425	2,760	2,067	1,852
Indirect consumer loans	1,322	873	584	555	425
Tricom finance receivables	144	252	50	—	33

Total charge-offs	38,397	13,537	8,477	6,523	4,870

Recoveries:
Commercial and commercial real estate loans	496	1,732	2,299	527	1,148
Home equity loans	1	61	31	—	6
Residential real estate loans	—	6	2	—	—
Consumer and other loans	95	178	148	243	104
Premium finance receivables	662	514	567	677	738
Indirect consumer loans	173	172	191	155	152
Tricom finance receivables	—	3	10	—	—

Total recoveries	1,427	2,666	3,248	1,602	2,148

Net charge-offs	(36,970)	(10,871)	(5,229)	(4,921)	(2,722)

Allowance for loan losses at end of year	$69,767	50,389	46,055	40,283	34,227

Allowance for lending-related commitments at end of year	1,586	493	457	491	—

Allowance for credit losses at end of year	$71,353	50,882	46,512	40,774	34,227

Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.65%	0.17%	0.06%	0.09%	0.06%
Home equity loans	0.04	0.04	0.01	0.01	(0.00)
Residential real estate loans	0.49	0.04	0.02	0.05	—
Consumer and other loans	0.27	0.38	0.23	0.12	0.13
Premium finance receivables	0.29	0.15	0.22	0.16	0.14
Indirect consumer loans	0.53	0.28	0.17	0.20	0.15
Tricom finance receivables	0.64	0.74	0.10	—	0.12

Total loans, net of unearned income	0.51%	0.16%	0.09%	0.10%	0.07%

Net charge-offs as a percentage of the provision for credit losses	68.36%	73.07%	74.10%	73.71%	43.22%

Year-end total loans	$7,621,069	6,801,602	6,496,480	5,213,871	4,348,346
Allowance for loan losses as a percentage of loans at end of year	0.92%	0.74%	0.71%	0.77%	0.79%
Allowance for credit losses as a percentage of loans at end of year	0.94%	0.75%	0.72%	0.78%	0.79%

54	Wintrust Financial Corporation

Risk Elements in the Loan Portfolio
The following table sets forth the allocation of the allowance for loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

	2008		2007		2006		2005		2004
		% of Loan		% of Loan		% of Loan		% of Loan		% of Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allowance for loan losses allocation:
Commercial and commercial real estate	$56,985	63%	$38,995	65%	$32,943	63%	$28,288	61%	$20,016	57%
Home equity	3,067	12	2,057	10	1,985	10	1,835	12	1,404	13
Residential real estate	1,698	3	1,290	3	1,381	3	1,372	5	993	5
Consumer and other	1,641	2	1,442	2	1,757	1	1,516	1	1,585	2
Premium finance receivables	4,666	18	3,672	16	4,838	18	4,586	16	7,708	18
Indirect consumer loans	1,690	2	2,900	4	3,019	4	2,538	4	2,149	4
Tricom finance receivables	20	—	33	—	132	1	148	1	372	1

Total allowance for loan losses	$69,767	100%	$50,389	100%	$46,055	100%	$40,283	100%	$34,227	100%

Allowance category as a percent of total allowance:
Commercial and commercial real estate	82%		77%		72%		70%		58%
Home equity	5		4		4		5		4
Residential real estate	2		3		3		4		3
Consumer and other	2		3		4		4		5
Premium finance receivables	7		7		10		11		23
Indirect consumer loans	2		6		7		6		6
Tricom finance receivables	—		—		—		—		1

Total allowance for loan losses	100%		100%		100%		100%		100%

Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$1,586		$493		$457		$491		$—

Total allowance for credit losses	$71,353		$50,882		$46,512		$40,774		$34,227

Management has determined that the allowance for loan losses and the allowance for losses on lending-related commitments were adequate at December 31, 2008. The Company’s loan rating process is an integral component of the methodology utilized in determining the adequacy of the allowance for loan losses. The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing the Problem Loan Report as a means of reporting non-performing and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due Loans and Non-performing Assets,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be included on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of December 31, 2008 and December 31, 2007, was approximately $246.6 million and $142.1 million, respectively. The increase in 2008 is primarily a result of Problem Loan Report credits in the commercial and commercial real estate category. These loans are performing and, accordingly, do not cause management to have serious doubts as to the abiltity of such borrowers to comply with the present loan repayment terms.

2008 Annual Report	55

In the second quarter of 2008, the Company refined its methodology for determining certain elements of the allowance for loan losses. These refinements resulted in an allocation of the allowance to loan portfolio groups based on loan collateral and credit risk rating and did not have a material impact on the allowance as compared to the previous methodology. Previously, this element of the allowance was not segmented at the loan collateral and credit risk rating level. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan identification system (“Problem Loan Report”) loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off, and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The Company reviews non-accrual loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on loan collateral and assigned credit risk rating reserve percentages. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
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
An analysis of commercial and commercial real estate loans actual loss experience is conducted to assess reserves established for credits with similar risk characteristics. The Company separately measures the fair value of impaired commercial and commercial real estate loans using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Commercial and commercial real estate loans continue to represent a larger percentage of the Company’s total loans outstanding. The credit risk of commercial and commercial real estate loans is largely influenced by the impact on borrowers of general economic conditions, which can be challenging and uncertain. The home equity, residential real estate, consumer and other loan allocations are based on analysis of historical delinquency and charge-off statistics and trends and the current economic environment. Allocations for niche loans such as premium finance receivables, indirect consumer and Tricom finance receivables are also based on an analysis of historical delinquency and charge-off statistics and trends and the current economic environment.
The allowance for loan losses as of December 31, 2008, increased $19.4 million to $69.8 million from December 31, 2007. The allowance for loan losses as a percentage of total loans at December 31, 2008 and 2007 was 0.92% and 0.74%, respectively. As a percent of average total loans, total net charge-offs for 2008 and 2007 were 0.51% and 0.16%, respectively. While management believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio, there can be no assurances that future losses will not exceed the amounts provided for, thereby affecting future earnings. In 2008, the Company reclassified $1.1 million from its allowance for loan losses to its allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit. In 2007, the Company reclassified $36,000 from its allowance for loan losses to its allowance for lending-related commitments. In 2006, the Company reclassified $92,000 from the allowance for lending related commitments to its allowance for loan losses. The allowance for credit losses is comprised of the allowance for loan losses and the allowance for lending-related commitments. In future periods, the provision for credit losses may contain both a component related to funded loans (provision for loan losses) and a component related to lending-related commitments (provision for unfunded loan commitments and letters of credit).
Commercial and commercial real estate loans represent the largest loan category in the Company’s loan portfolio, accounting for 63% of total loans at December 31, 2008. Net charge-offs in this category totaled $30.0 million, or 0.65% of average loans in this category in 2008, and $7.2 million, or 0.17% of average loans in this category in 2007.

56	Wintrust Financial Corporation

Premium finance receivable loans represent the second largest loan category in the Company’s portfolio, accounting for 18% of total loans at December 31, 2008. Net charge-offs totaled $3.4 million in 2008 as compared to $1.9 million in 2007. Net charge-offs were 0.29% of average premium finance receivables in 2008 versus 0.15% in 2007. As noted in the next section of this report, non-performing premium finance receivables as a percent of total premium finance receivables were 1.54% at December 31, 2008 and 1.80% at December 31, 2007.
Past Due Loans and Non-performing Assets
The following table classifies the Company’s non-performing assets as of December 31 for each of last five years. The information in the table should be read in conjunction with the detailed discussion following the table (dollars in thousands):

	2008	2007	2006	2005	2004

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity(1)	$617	51	308	159	—
Commercial, consumer and other	14,750	14,742	8,454	1,898	715
Premium finance receivables	9,339	8,703	4,306	5,211	3,869
Indirect consumer loans	679	517	297	228	280
Tricom finance receivables	—	—	—	—	—

Total loans past due greater than 90 days and still accruing	25,385	24,013	13,365	7,496	4,864

Non-accrual loans:
Residential real estate and home equity(1)	6,528	3,215	1,738	457	2,660
Commercial, consumer and other	91,814	33,267	12,959	11,712	3,550
Premium finance receivables	11,454	10,725	8,112	6,189	7,396
Indirect consumer loans	913	560	376	335	118
Tricom finance receivables	—	74	324	—	—

Total non-accrual	110,709	47,841	23,509	18,693	13,724

Total non-performing loans:
Residential real estate and home equity(1)	7,145	3,266	2,046	616	2,660
Commercial, consumer and other	106,564	48,009	21,413	13,610	4,265
Premium finance receivables	20,793	19,428	12,418	11,400	11,265
Indirect consumer loans	1,592	1,077	673	563	398
Tricom finance receivables	—	74	324	—	—

Total non-performing loans	136,094	71,854	36,874	26,189	18,588

Total non-performing loans by category as a percent of its own respective category’s year end balance:
Residential real estate and home equity(1)	0.62%	0.36%	0.23%	0.07%	0.32%
Commercial, consumer and other	2.17	1.06	0.51	0.42	0.17
Premium finance receivables	1.54	1.80	1.07	1.40	1.46
Indirect consumer loans	0.90	0.45	0.27	0.28	0.23
Tricom finance receivables	—	0.27	0.74	—	—

Total non-performing loans	1.79%	1.06%	0.57%	0.50%	0.43%

Allowance for loan losses as a percentage of non-performing loans	51.26%	70.13%	124.90%	153.82%	184.13%

(1)	Residential real estate and home equity loans that are non-accrual and past due greater than 90 days and still accruing do not include non-performing mortgage loans held-for-sale. These loans totaled $0 and $2.0 million as of December 31, 2008 and 2007, respectively. Mortgage loans held-for-sale are carried at either fair value or at the lower of cost or market applied on an aggregate basis by loan type. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue.

2008 Annual Report	57

Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $7.1 million as of December 31, 2008. The balance increased $3.9 million from December 31, 2007. The December 31, 2008 non-performing balance is comprised of $5.7 million of residential real estate (18 individual credits) and $1.4 million of home equity loans (12 individual credits). On average, this is approximately two nonperforming residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $106.6 million as of December 31, 2008 compared to $48.0 million as of December 31, 2007. Management is pursuing the resolution of all credits in this category. However, given the current state of the residential real estate development market, resolution of certain credits could span a lengthy period of time until market conditions stabilize. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Premium Finance Receivables
The table below presents the level of non-performing premium finance receivables as of December 31, 2008 and 2007, and the amount of net charge-offs for the years then ended (dollars in thousands):

	2008	2007

Non-performing premium finance receivables	$20,793	$19,428
- as a percent of premium finance receivables outstanding	1.54%	1.80%

Net charge-offs of premium finance receivables	$3,411	$1,911
- annualized as a percent of average premium finance receivables	0.29%	0.15%

As noted below, fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. Although non-performing balances and net charge-offs in this category have increased over the past 12 months, the Company’s underwriting standards, regardless of the condition of the economy, have remained consistent. Management anticipates that net charge-offs and non-performing asset levels in the near term will continue to be at levels that are within acceptable operating ranges for this category of loans. Management is comfortable with administering the collections at this level of non-performing premium finance receivables.
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $1.6 million at December 31, 2008, compared to $1.1 million at December 31, 2007. The ratio of these non-performing loans to total indirect consumer loans was 0.90% at December 31, 2008 compared to 0.45% at December 31, 2007. As noted in the Allowance for Credit Losses table, net charge-offs as a percent of total indirect consumer loans were 0.53% for the year ended December 31, 2008 compared to 0.28% in the same period in 2007. The level of non-performing and net charge-offs of indirect consumer loans continue to be below standard industry ratios for this type of lending.
At the beginning of the third quarter the Company ceased the origination of indirect automobile loans. This niche business served the Company well over the past 12 years in helping den-ovo banks quickly, and profitably, grow into their physical structures. Competitive pricing pressures have significantly reduced the long-term potential profitably of this niche business. Given the current economic environment and the retirement of the founder of this niche business, exiting the origination of this business was deemed to be in the best interest of the Company. The Company will continue to service its existing portfolio during the duration of the credits.

58	Wintrust Financial Corporation

Non-performing Loans
The $113.7 million of non-performing loans classified as residential real estate and home equity, commercial, consumer, and other consumer consists of $52.7 million of residential real estate construction and land development related loans, $26.6 million of commercial real estate construction and land development related loans, $16.8 million of residential real estate and home equity related loans, $11.9 million of commercial real estate related loans, $5.5 million of commercial related loans and $223,000 of consumer related loans. Thirteen of these relationships exceed $2.5 million in outstanding balances, approximating $82.5 million in total outstanding balances.
Potential Problem Loans
Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of “Past Due Loans and Non-performing Assets.” Accordingly, at the periods presented in this report, the Company has no potential problem loans as defined by SEC regulations.
Loan Concentrations
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2008, except for loans included in the premium finance operating segment, which are diversified throughout the United States.
Other Real Estate Owned
The table below presents a summary of other real estate owned as of December 31, 2008 and shows the changes in the balance from December 31, 2007 for each property type:

				Residential
	Residential			Real Estate			Commercial			Total
	Real Estate			Development			Real Estate			Balance
(Dollars in Thousands)	Amount	#	R	Amount	#	R	Amount	#	R	Amount	#	R

Balance at December 31, 2007	$874	5	5	$2,654	2	2	$330	1	1	$3,858	8	8
Transfers at Fair Value	8,275	16	16	22,550	46	14	3,953	7	4	34,778	69	34
Fair Value adjustments	(403)	—	—	(255)	—	—	—	—	—	(658)	—	—
Resolved	(1,839)	(9)	(9)	(3,237)	(2)	(2)	(330)	(1)	(1)	(5,406)	(12)	(12)

Balance at December 31, 2008	$6,907	12	12	$21,712	46	14	$3,953	7	4	$32,572	65	3

# — Number of properties
R — Number of relationships

2008 Annual Report	59

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
The following table summarizes the capital guidelines for bank holding companies, as well as the Company’s capital ratios as of December 31, 2008, 2007 and 2006:

			Wintrust’s	Wintrust’s	Wintrust’s
		Well	Ratios at	Ratios at	Ratios at
	Minimum	Capitalized	Year-end	Year-end	Year-end
	Ratios	Ratios	2008	2007	2006

Tier 1 Leverage Ratio	4.0%	5.0%	8.6%	7.7%	8.2%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	9.5%	8.7%	9.8%
Total Capital to Risk-Weighted Assets	8.0%	10.0%	13.1%	10.2%	11.3%
Total average equity to total average assets	N/A	N/A	8.0%	7.7%	7.9%

As reflected in the table, each of the Company’s capital ratios at December 31, 2008, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 19 of the Consolidated Financial Statements for further information on the capital positions of the Banks.
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with an unaffiliated bank and proceeds from the issuances of subordinated debt, junior subordinated debentures and additional equity. Refer to Notes 11, 13, 15 and 23 of the Consolidated Financial Statements for further information on the Company’s notes payable, subordinated note, junior sub- ordinated debentures and shareholders’ equity, respectively. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
Pursuant to the Treasury’s CPP, on December 19, 2008, the Company issued to the Treasury, in exchange for aggregate consideration of $250 million, (i) 250,000 shares of the Company’s fixed rate cumulative perpetual preferred Stock, Series B, liquidation preference $1,000 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase 1,643,295 shares of Win-trust common stock at a per share exercise price of $22.82 and with a term of 10 years. The senior preferred stock will pay a cumulative dividend at a coupon rate of 5% for the first five years and 9% thereafter. This investment can, with the approval of the Federal Reserve, be redeemed in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends.
For as long as any shares of Series B Preferred Stock are outstanding, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock or other securities, including trust preferred securities, will be subject to restrictions. The Treasury’s consent is required for any increase in common dividends per share from the amount of the Company’s semiannual cash dividend of $0.18 per share, until the third anniversary of the purchase agreement with the Treasury unless prior to such third anniversary the Series B Preferred Stock is redeemed in whole or the Treasury has transferred all of the Series B Preferred Stock to third parties.
In August 2008, the Company issued for $50 million, 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) in a private transaction. If declared, dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 38.8804 shares of common stock per share of Series A Preferred Stock subject to adjustment for certain dilutive transactions. On and after August 26, 2010, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances.
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

60	Wintrust Financial Corporation

At January 1, 2009, subject to minimum capital requirements at the Banks, approximately $37.1 million was available as dividends from the Banks without prior regulatory approval. However, since the Banks are required to maintain their capital at the well-capitalized level (due to the Company being approved as a financial holding company), funds otherwise available as dividends from the Banks are limited to the amount that would not reduce any of the Banks’ capital ratios below the well-capitalized level. At January 1, 2009, approximately $5.9 million was available as dividends from the Banks without compromising the Banks’ well-capitalized positions. During 2008, 2007 and 2006 the subsidiaries paid dividends to Wintrust totaling $73.2 million, $105.9 million and $183.6 million, respectively.
The Company declared its first semi-annual cash dividend on its common stock in 2000 and increased the dividend each year up to and through 2008. However, as discussed above, for as long as any shares of Series B Preferred Stock are outstanding, the Company is restricted as to the amount of common dividends which can be paid.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s outstanding common stock over 18 months. The Company repurchased a total of approximately 1.8 million shares at an average price of $45.74 per share under the July 2006 share repurchase plan. In April 2007, the Company’s Board of Directors terminated the prior plan and authorized the repurchase of up to an additional 1.0 million shares of the Company’s outstanding common stock over 12 months. The Company began to repurchase shares under the new plan in July 2007 and repurchased all 1.0 million shares at an average price of $37.57 per share during the third and fourth quarters of 2007. On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the following 12 months. No shares were repurchased under the January 2008 share repurchase plan and the Company’s Board of Directors retracted the authority to use this repurchase program in December of 2008. Pursuant to the terms of the Series B Preferred Stock issued to the Treasury, the Company may not make any repurchases until the third anniversary of the purchase agreement with the Treasury unless prior to such third anniversary the Series B Preferred Stock is redeemed in whole or the Treasury has transferred all of the Series B Preferred stock to third parties.
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
Core deposits are the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC. Core deposits are generally defined in the industry as total deposits less time deposits with balances greater than $100,000. On October 3, 2008, President Bush signed into law the EESA which also temporarily increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This basic deposit insurance limit is scheduled to return to $100,000 after December 31, 2009. In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Using the Company’s decentralized corporate structure to its advantage, the Company created its MaxSafe® deposit accounts, which provide customers with expanded FDIC insurance coverage by spreading a customer’s deposit across its fifteen bank charters. This product differentiates the Company’s Banks from many of its competitors that have consolidated their bank charters into branches. Approximately 54% and 55% of the Company’s total assets were funded by core deposits at the end of 2008 and 2007, respectively. The remaining assets were funded by other funding sources such as time deposits with balances in excess of $100,000, borrowed funds and equity capital. Due to the affluent nature of many of the communities that the Company serves, management believes that many of its time deposits with balances in excess of $100,000 are also a stable source of funds.
Liquid assets refer to money market assets such as Federal funds sold and interest bearing deposits with banks, as well as available- for-sale debt securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. At December 31, 2008, net liquid assets totaled approximately $400.2 million, compared to approximately $191.4 million at December 31, 2007. This increase is due to the receipt of $250.0 million of proceeds from the issuance of Series B Preferred Stock.
The Banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2008 and 2007, the Banks had approximately $1.1 billion and $780.8 million, respectively, of securities collateralizing such public deposits and other short-term borrowings. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.
Other than as discussed in this section, the Company is not aware of any known trends, commitments, events, regulatory recommendations or uncertainties that would have any adverse effect on the Company’s capital resources, operations or liquidity.

2008 Annual Report	61

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
Contractual Obligations. The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements:

		Payments Due In
	Note	One Year	1 - 3	3 - 5	Over
	Reference	or Less	Years	Years	5 Years	Total
		(in thousands)
Deposits (1)	10	$7,214,596	1,033,932	128,065	157	8,376,750
Notes payable	11	—	—	—	1,000	1,000
FHLB advances (1) (2)	12	5,000	122,500	153,500	155,000	436,000
Subordinated notes	13	10,000	25,000	25,000	10,000	70,000
Other borrowings	14	167,737	1,838	167,189	—	336,764
Junior subordinated debentures (1)	15	—	—	—	249,493	249,493
Operating leases	16	3,904	7,588	5,031	15,820	32,343
Purchase obligations (3)		17,769	21,103	964	173	40,009

Total		$7,419,006	1,211,961	479,749	431,643	9,542,359

(1)	Excludes basis adjustment for purchase accounting valuations.

(2)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(3)	Purchase obligations presented above primarily relate to certain contractual obligations for services related to the construction of facilities, data processing and the out-sourcing of certain operational activities.
The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2008 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2008. Further information on these commitments is included in Note 20 of the Consolidated Financial Statements.

	One Year	1 - 3	3 - 5	Over
	or Less	Years	Years	5 Years	Total
	(in thousands)
Commitment type:
Commercial, commercial real estate and construction	$1,300,391	330,042	114,963	26,813	1,772,209
Residential real estate	176,115	—	—	—	176,115
Revolving home equity lines of credit	897,866	—	—	—	897,866
Letters of credit	116,674	61,944	13,921	1,085	193,624
Commitments to sell mortgage loans	237,319	—	—	—	237,319

Contingent Liabilities. In connection with the sale of premium finance receivables, the Company continues to service the receivables and maintains a recourse obligation to the purchasers should the underlying borrowers default on their obligations. The estimated recourse obligation is taken into account in recording the sale, effectively reducing the gain recognized. As of December 31, 2008, outstanding premium finance receivables sold to and serviced for third parties for which the Company has a recourse obligation were $37.5 million and the estimated recourse obligation was $82,000 and included in other liabilities on the balance sheet. In accordance with the terms of the underlying sales agreement, recourse is limited to 2% of the average principal balance outstanding. Please refer to the Consolidated Results of Operations section of this report for further discussion of these loan sales.

62	Wintrust Financial Corporation

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At December 31, 2008 the liability for estimated losses on repurchase and indemnification was $734,000 and was included in other liabilities on the balance sheet.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
Interest rate risk arises when the maturity or repricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result of interest rate fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the net interest margin.
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
The Company’s exposure to interest rate risk is reviewed on a regular basis by management and the Risk Management Committees of the boards of directors of each of the Banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income.
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelvemonth time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 2008 and December 31, 2007, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
December 31, 2008	2.0%	(0.3)%	(4.2)%	(6.7)%
December 31, 2007	6.1%	3.1%	(2.9)%	(6.3)%

2008 Annual Report	63

1

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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 21 of the Financial Statements presented under Item 1 of this report for further information on the Company’s derivative financial instruments.
During 2008, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2008.

64	Wintrust Financial Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors and Shareholders of Wintrust Financial Corporation
We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Win-trust Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois
February 27, 2009

2008 Annual Report	65

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2008	2007

Assets
Cash and due from banks	$219,794	170,190
Federal funds sold and securities purchased under resale agreements	226,110	90,964
Interest bearing deposits with banks	123,009	10,410
Available-for-sale securities, at fair value	784,673	1,303,837
Trading account securities	4,399	1,571
Brokerage customer receivables	17,901	24,206
Mortgage loans held-for-sale, at fair value	51,029	—
Mortgage loans held-for-sale, at lower of cost or market	10,087	109,552
Loans, net of unearned income	7,621,069	6,801,602
Less: Allowance for loan losses	69,767	50,389

Net loans	7,551,302	6,751,213

Premises and equipment, net	349,875	339,297
Accrued interest receivable and other assets	240,664	189,462
Trade date securities receivable	788,565	84,216
Goodwill	276,310	276,204
Other intangible assets	14,608	17,737

Total assets	$10,658,326	9,368,859

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$757,844	664,264
Interest bearing	7,618,906	6,807,177

Total deposits	8,376,750	7,471,441

Notes payable	1,000	60,700
Federal Home Loan Bank advances	435,981	415,183
Other borrowings	336,764	254,434
Subordinated notes	70,000	75,000
Junior subordinated debentures	249,515	249,662
Accrued interest payable and other liabilities	121,744	102,884

Total liabilities	9,591,754	8,629,304

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized, 300,000 and no shares issued and outstanding at December 31, 2008 and 2007, respectively	281,873	—
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 26,610,714 and 26,281,296 shares issued at December 31, 2008 and 2007, respectively	26,611	26,281
Surplus	571,887	539,586
Treasury stock, at cost, 2,854,040 and 2,850,806 shares at December 31, 2008 and 2007, respectively	(122,290)	(122,196)
Retained earnings	318,793	309,556
Accumulated other comprehensive loss	(10,302)	(13,672)

Total shareholders’ equity	1,066,572	739,555

Total liabilities and shareholders’ equity	$10,658,326	9,368,859

See accompanying Notes to Consolidated Financial Statements

66	Wintrust Financial Corporation

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Interest income
Interest and fees on loans	$443,849	525,610	456,384
Interest bearing deposits with banks	340	841	651
Federal funds sold and securities purchased under resale agreements	1,333	3,774	5,393
Securities	68,101	79,402	93,398
Trading account securities	102	55	51
Brokerage customer receivables	998	1,875	2,068

Total interest income	514,723	611,557	557,945

Interest expense
Interest on deposits	219,437	294,914	265,729
Interest on Federal Home Loan Bank advances	18,266	17,558	14,675
Interest on notes payable and other borrowings	10,718	13,794	5,638
Interest on subordinated notes	3,486	5,181	4,695
Interest on junior subordinated debentures	18,249	18,560	18,322

Total interest expense	270,156	350,007	309,059

Net interest income	244,567	261,550	248,886
Provision for credit losses	57,441	14,879	7,057

Net interest income after provision for credit losses	187,126	246,671	241,829

Non-interest income
Wealth management	29,385	31,341	31,720
Mortgage banking	21,258	14,888	22,341
Service charges on deposit accounts	10,296	8,386	7,146
Gain on sales of premium finance receivables	2,524	2,040	2,883
Administrative services	2,941	4,006	4,598
Fees from covered call options	29,024	2,628	3,157
(Losses) gains on available-for-sale securities, net	(4,171)	2,997	17
Other	7,337	13,802	19,370

Total non-interest income	98,594	80,088	91,232

Non-interest expense
Salaries and employee benefits	145,087	141,816	137,008
Equipment	16,215	15,363	13,529
Occupancy, net	22,918	21,987	19,807
Data processing	11,573	10,420	8,493
Advertising and marketing	5,351	5,318	5,074
Professional fees	8,824	7,090	6,172
Amortization of other intangible assets	3,129	3,861	3,938
Other	41,982	37,080	34,799

Total non-interest expense	255,079	242,935	228,820

Income before income taxes	30,641	83,824	104,241
Income tax expense	10,153	28,171	37,748

Net income	$20,488	55,653	66,493

Dividends on preferred shares	2,076	—	—

Net income applicable to common shares	$18,412	55,653	66,493

Net income per common share — Basic	$0.78	2.31	2.66

Net income per common share — Diluted	$0.76	2.24	2.56

Cash dividends declared per common share	$0.36	0.32	0.28

Weighted average common shares outstanding	23,624	24,107	25,011

Dilutive potential common shares	507	781	916

Average common shares and dilutive common shares	24,131	24,888	25,927

See accompanying Notes to Consolidated Financial Statements

2008 Annual Report	67

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
						other	Total
	Preferred	Common		Treasury	Retained	comprehensive	shareholders’
	stock	stock	Surplus	stock	earnings	income (loss)	equity

Balance at December 31, 2005	$—	23,941	421,170	—	201,133	(18,333)	627,911
Comprehensive income:
Net income	—	—	—	—	66,493	—	66,493
Other comprehensive loss, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	2,051	2,051
Unrealized losses on derivative instruments	—	—	—	—	—	(1,479)	(1,479)
Comprehensive Income							67,065
Cash dividends declared on common stock	—	—	—	—	(6,961)	—	(6,961)
Common stock repurchases	—	—	—	(16,343)	—	—	(16,343)
Cumulative effect of change in accounting for mortgage servicing rights	—	—	—	—	1,069	—	1,069
Stock-based compensation	—	—	17,282	—	—	—	17,282
Common stock issued for:
New issuance, net of costs	—	200	11,384	—	—	—	11,584
Business combinations	—	1,123	55,965	—	—	—	57,088
Exercise of stock options and warrants	—	415	11,730	—	—	—	12,145
Restricted stock awards	—	73	(135)	—	—	—	(62)
Employee stock purchase plan	—	37	1,949	—	—	—	1,986
Director compensation plan	—	13	569	—	—	—	582

Balance at December 31, 2006	$—	25,802	519,914	(16,343)	261,734	(17,761)	773,346
Comprehensive income:
Net income	—	—	—	—	55,653	—	55,653
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	8,185	8,185
Unrealized losses on derivative instruments	—	—	—	—	—	(4,096)	(4,096)
Comprehensive Income							59,742
Cash dividends declared on common stock	—	—	—	—	(7,831)	—	(7,831)
Common stock repurchases	—	—	—	(105,853)	—	—	(105,853)
Stock-based compensation	—	—	10,846	—	—	—	10,846
Common stock issued for:
Exercise of stock options and warrants	—	312	6,930	—	—	—	7,242
Restricted stock awards	—	112	(472)	—	—	—	(360)
Employee stock purchase plan	—	39	1,652	—	—	—	1,691
Director compensation plan	—	16	716	—	—	—	732

Balance at December 31, 2007	$—	26,281	539,586	(122,196)	309,556	(13,672)	739,555
Comprehensive income:
Net income	—	—	—	—	20,488	—	20,488
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	10,429	10,429
Unrealized losses on derivative instruments	—	—	—	—	—	(7,059)	(7,059)
Comprehensive Income							23,858
Cash dividends declared on common stock	—	—	—	—	(8,487)	—	(8,487)
Dividends on preferred stock	115	—	—	—	(2,076)	—	(1,961)
Common stock repurchases	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	9,936	—	—	—	9,936
Cumulative effect of change in accounting for split-dollar life insurance	—	—	—	—	(688)	—	(688)
Issuance of preferred stock, net of issuance costs	281,758	—	17,500	—	—	—	299,258
Common stock issued for:
Exercise of stock options and warrants	—	142	3,136	—	—	—	3,278
Restricted stock awards	—	112	(835)	—	—	—	(723)
Employee stock purchase plan	—	46	1,434	—	—	—	1,480
Director compensation plan	—	30	1,130	—	—	—	1,160

Balance at December 31, 2008	$281,873	26,611	571,887	(122,290)	318,793	(10,302)	1,066,572

See accompanying Notes to Consolidated Financial Statements.

68	Wintrust Financial Corporation

6

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Operating Activities:
Net income	$20,488	55,653	66,493
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	57,441	14,879	7,057
Depreciation and amortization	20,566	20,010	17,622
Deferred income tax benefit	(11,790)	(4,837)	(1,207)
Stock-based compensation	9,936	10,845	12,159
Tax benefit from stock-based compensation arrangements	355	2,024	5,281
Excess tax benefits from stock-based compensation arrangements	(693)	(2,623)	(4,565)
Net amortization (accretion) of premium on securities	(2,453)	618	(1,136)
Fair market value change of interest rate swaps	—	—	(1,809)
Mortgage servicing rights fair value change and amortization, net	2,365	1,030	905
Originations and purchases of mortgage loans held-for-sale	(1,553,929)	(1,949,742)	(1,971,894)
Proceeds from sales of mortgage loans held-for-sale	1,615,773	1,997,445	1,922,284
Bank owned life insurance, net of claims	(1,622)	(3,521)	(2,948)
Gain on sales of premium finance receivables	(2,524)	(2,040)	(2,883)
(Increase) decrease in trading securities, net	(2,828)	753	(714)
Net decrease (increase) in brokerage customer receivables	6,305	(166)	3,860
Gain on mortgage loans sold	(13,408)	(12,341)	(12,736)
Loss (gain) on available-for-sale securities, net	4,171	(2,997)	(17)
Loss (gain) on sales of premises and equipment, net	91	(2,529)	(14)
Increase in accrued interest receivable and other assets, net	(1,275)	(1,589)	(7,867)
Increase (decrease) in accrued interest payable and other liabilities, net	4,322	(5,496)	13,521

Net Cash Provided by Operating Activities	151,291	115,376	41,392

Investing Activities:
Proceeds from maturities of available-for-sale securities	882,765	801,547	857,199
Proceeds from sales of available-for-sale securities	808,558	252,706	372,613
Purchases of available-for-sale securities	(1,851,545)	(586,817)	(1,069,596)
Proceeds from sales of premium finance receivables	217,834	229,994	302,882
Net cash paid for acquisitions	—	(11,594)	(51,070)
Net decrease (increase) in interest bearing deposits with banks	(112,599)	8,849	(6,819)
Net increase in loans	(1,121,116)	(487,676)	(1,211,300)
Redemptions of Bank Owned Life Insurance	—	1,306	—
Purchases of premises and equipment, net	(28,632)	(42,829)	(64,824)

Net Cash (Used for) Provided by Investing Activities	(1,204,735)	165,486	(870,915)

Financing Activities:
Increase (decrease) in deposit accounts	905,256	(397,938)	717,044
Increase in other borrowings, net	82,330	39,801	63,476
(Decrease) increase in notes payable, net	(59,700)	47,950	11,750
Increase (decrease) in Federal Home Loan Bank advances, net	20,802	89,698	(36,080)
Net proceeds from issuance of preferred stock	299,258	—	-
Repayment of subordinated note	(5,000)	—	(8,000)
Net proceeds from issuance of junior subordinated debentures	—	—	50,000
Redemption of junior subordinated debentures, net	—	—	(31,050)
Proceeds from issuance of subordinated note	—	—	25,000
Excess tax benefits from stock-based compensation arrangements	693	2,623	4,565
Issuance of common stock, net of issuance costs	—	—	11,584
Issuance of common stock resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,680	6,550	8,465
Treasury stock purchases	(94)	(105,853)	(16,343)
Dividends paid	(9,031)	(7,831)	(6,961)

Net Cash Provided by (Used for) Financing Activities	1,238,194	(325,000)	793,450

Net Increase (Decrease) in Cash and Cash Equivalents	184,750	(44,138)	(36,073)

Cash and Cash Equivalents at Beginning of Year	261,154	305,292	341,365

Cash and Cash Equivalents at End of Year	$445,904	261,154	305,292

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$274,701	351,795	304,088
Income taxes, net	20,843	30,992	33,281
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	—	59,683	483,723
Value ascribed to goodwill and other intangible assets	—	7,221	79,832
Fair value of liabilities assumed	—	53,095	448,409
Non-cash activities
Common stock issued for acquisitions	—	—	57,088
Transfer to other real estate owned from loans	34,778	5,427	2,439

See accompanying Notes to Consolidated Financial Statements.

2008 Annual Report	69

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
The Company provides, on a national basis, loans to businesses to finance insurance premiums on their commercial insurance policies (“premium finance receivables”) through First Insurance Funding Corporation (“FIFC”). In 2007, FIFC began financing life insurance policy premiums for high net-worth individuals. These loans are originated through independent insurance agents with assistance from financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans can be secured with a letter of credit or certificate of deposit. FIFC is a wholly-owned subsidiary of Lake Forest Bank. FIFC was originally a subsidiary of Crabtree Capital Corporation (“Crabtree”), however, in 2008 Crabtree was merged into FIFC.
In November 2007, the Company acquired Broadway Premium Funding Corporation (“Broadway”). Broadway also provides loans to businesses to finance insurance premiums, mainly through insurance agents and brokers in the northeastern por- tion of the United States and California. On October 1, 2008, Broadway merged with its parent, FIFC, but continues to utilize the Broadway brand in serving its segment of the marketplace.
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
The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI has office locations staffed by one or more registered financial advisors in a majority of the Company’s Banks. WHI also provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. WHI is a wholly-owned subsidiary of North Shore Bank. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHI and WHAMC were acquired in 2002, and in February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC. WHTC, WHI and WHAMC are referred to collectively as the “Wayne Hummer Companies.”
In May 2004, the Company acquired Wintrust Mortgage Corporation (“WMC”) (formerly known as WestAmerica Mortgage Company) and its affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WMC engages primarily in the origination and purchase of residential mortgages for sale into the secondary market. WMC maintains principal origination offices in seven states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WMC is a wholly-owned subsidiary of Barrington Bank. Guardian provided document preparation and other loan closing services to WMC and a network of mortgage brokers. Guardian was merged into Bar-rington Bank in November 2008.
Wintrust Information Technology Services Company (“WITS”) provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.

70	Wintrust Financial Corporation

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
Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted-average number of common shares outstanding is increased by the assumed conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options and the issuance of restricted shares using the treasury stock method. The adjustments to the weighted-average common shares outstanding are only made when such adjustments will dilute earnings per common share.
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
Securities
The Company classifies securities upon purchase in one of three categories: trading, held-to-maturity, or available-for-sale. Trading securities are bought principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities in which the Company has the ability and positive intent to hold until maturity. All other securities are classified as available-for-sale as they may be sold prior to maturity.
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
Investments in Federal Home Loan Bank and Federal Reserve Bank stock are restricted as to redemption and are carried at cost.
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

2008 Annual Report	71

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
Statement of Financial Accouting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) provides entities with an option to report selected financial assets and liabilities at fair value and was effective January 1, 2008. The Company elected to measure at fair value new mortgage loans originated by WMC on or after January 1, 2008. The fair value of the loans is determined by reference to investor price sheets for loan products with similar characteristics. Changes in fair value are recognized in mortgage banking revenue.
Mortgage loans held-for-sale not originated by WMC on or after January 1, 2008 are carried at the lower of cost or market applied on an aggregate basis by loan type. Fair value is based on either quoted prices for the same or similar loans or values obtained from third parties. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue. Loans that are transferred between mortgage loans held-for-sale and the loan portfolio are recorded at the lower of cost or market at the date of transfer.
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
In the second quarter of 2008, the Company refined its methodology for determining certain elements of the allowance for loan losses. These refinements resulted in an allocation of the allowance to loan portfolio groups based on loan collateral and credit risk rating. Previously, this element of the allowance was not segmented at the loan collateral and credit risk rating level. The Company maintains its allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan identification system (“Problem Loan Report”) loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off, and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. The Company reviews non-performing loans on a case-by-case basis to allocate a specific dollar amount of reserves, whereas all other loans are reserved for based on loan collateral and assigned credit risk rating reserve percentages. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.

72	Wintrust Financial Corporation

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
In estimating expected losses, the Company evaluates loans for impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due pursuant to the contractual terms of the loan. Impaired loans are generally considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral less costs to sell. If the estimated fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for loan losses.
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
Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) are recorded in the Statement of Condition at fair value in accordance with SFAS 156, “Accounting for the Servicing of Financial Assets — An Amendment of FASB Statement No. 140”. The Company originates mortgage loans for sale to the secondary market, the majority of which are sold without retaining servicing rights. There are certain loans, however, that are originated and sold to governmental agencies, with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the consolidated statements of condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non-interest income in the consolidated statements of income. For purposes of measuring fair value, a third party valuation is obtained. This valuation stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.
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

2008 Annual Report	73

Other Real Estate Owned
Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest income or expense, as appropriate. At December 31, 2008 and 2007, other real estate owned totaled $32.6 million and $3.9 million, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant. Intangible assets which have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding ten years.
Bank-Owned Life Insurance
The Company owns bank-owned life insurance (“BOLI”) on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2008 and 2007, BOLI totaled $86.5 million and $84.7 million, respectively.
Additionally, in accordance with Emerging Issues Task Force (“EITF”) consesus on EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), the Company recognizes a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF 06-4 on January 1, 2008 and established an initial liability for postretirement split-dollar insurance benefits by recognizing a cumulative-effect adjustment to retained earnings of $688,000.
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
Fair value hedges are accounted for by recording the changes in the fair value of the derivative instrument and the changes in the fair value related to the risk being hedged of the hedged asset or liability on the statement of condition with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a free-standing asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.
Cash flow hedges are accounted for by recording the changes in the fair value of the derivative instrument on the statement of condition as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of deferred taxes. Amounts are reclassified from accumulated other comprehensive income to interest expense in the period or periods the hedged forecasted transaction affects earnings.

74	Wintrust Financial Corporation

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
Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios. These option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2008 or 2007.
Junior Subordinated Debentures Offering Costs
In connection with the Company’s currently outstanding junior subordinated debentures, approximately $726,000 of offering costs were incurred, including underwriting fees, legal and professional fees, and other costs. These costs are included in other assets and are being amortized as an adjustment to interest expense using a method that approximates the effective interest method. As of December 31, 2008 and 2007, the unamortized balance of these costs was approximately $311,000 and $384,000, respectively. See Note 15 for further information about the junior subordinated debentures.
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
Stock-Based Compensation Plans
On January 1, 2006, the Company adopted provisions of SFAS 123(R), “Share-Based Payment”, using the modified prospective transition method. Under this transition method, compensation costs is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after that date and based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” for all share-based payments granted prior to, but not yet vested as of December 31, 2005.

2008 Annual Report	75

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
SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized compensation expense for stock options and restricted share awards is reduced for estimated forfeitures prior to vesting. Forfeitures rates are estimated for each type of award based on historical forfeiture experience. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.
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
Sales of Premium Finance Receivables
Sales of premium finance receivables to unrelated third parties are recognized in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The Company recognizes as a gain or loss the difference between the proceeds received and the allocated cost basis of the loans. The allocated cost basis of the loans is determined by allocating the Company’s initial investment in the loan between the loan and the Company’s retained interests, based on their relative fair values. The retained interests include assets for the servicing rights and interest only strip and a liability for the Company’s guarantee obligation pursuant to the terms of the sale agreement. The servicing assets and interest only strips are included in other assets and the liability for the guarantee obligation is included in other liabilities. If actual cash flows are less than estimated, the servicing assets and interest only strips would be impaired and charged to earnings. Loans sold in these transactions have terms of less than twelve months, resulting in minimal prepayment risk. The Company typically makes a clean-up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables.
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
Accounting for Split-Dollar Life Insurance Arrangements
In September 2006, the FASB ratified the EITF consensus on EITF 06-4. EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, the provisions of EITF 06-4 do not apply to a split-dollar insurance arrange-

76	Wintrust Financial Corporation

ment that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-4 on January 1, 2008 and established a liability for postretirement split-dollar insurance benefits by recognizing a cumulative-effect adjustment to retained earnings of $688,000.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and was effective January 1, 2008. The adoption of SFAS 157 did not materially impact the consolidated financial statements. See Note 22 – Fair Value of Financial Instruments, for a further discussion of this FASB Statement and the related required disclosures.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and was effective January 1, 2008. The Company elected to measure at fair value new mortgage loans originated by WMC on or after Jan-uary 1, 2008. Since SFAS 159 was elected for loans originated on or after January 1, 2008, there was no effect to the Company’s financial statements at the date of adoption. The fair value of the loans is determined by reference to investor price sheets for loan products with similar characteristics. Before electing this new statement, WMC accounted for loans held-for-sale at the lower of cost or market (commonly referred to as LOCOM). See Note 22 – Fair Value of Financial Instruments, for a more detailed discussion of fair value measurements.
Accounting for Written Loan Commitments at Fair Value Through Earnings
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 states that the expected cash flows related to servicing the loan should be included in the measurement of all written loan commitments that are accounted for at fair value. Prior to SAB 109, this component of value was not incorporated into the fair value of the loan commitment. SAB 109 was effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact to the Company’s financial statements.
Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in a transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. SFAS 141R will eliminate separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors will be incorporated directly into the fair value of the loans recorded at the acquisition date. SFAS 141R is effective for business combinations occurring after December 15, 2008. Early adoption is prohibited.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, “Noncon-trolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). Effective for fiscal years and interim periods beginning after November 15, 2008, SFAS 161 amends and expands the disclosure requirements of SFAS 133 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related items affect an entity’s financial position, financial performance and cash flows. SFAS 161 only relates to disclosures and therefore will not have an impact on the Company’s financial condition or results of operations.
Qualifying Special Purpose Entities
In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). First, the FASB will now include former QSPEs in the scope of FIN 46R. In addition, the FASB supports

2008 Annual Report	77

amending FIN 46R to change the method of analyzing which party to a variable interest entity (“VIE”) should consolidate the VIE to a primarily qualitative determination of power combined with benefits and losses instead of today’s risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. The FASB also clarified that upon initial consolidation of a variable interest entity all assets and liabilities would be measured at fair value, with any difference being recorded as a cumulative-effect adjustment to retained earnings. In July 2008, the FASB decided that these changes, if finalized, would be effective no earlier than for financial statements issued for fiscal years beginning after November 15, 2009. The FASB also decided that many of the disclosures contemplated for the proposed amendments to SFAS 140 and FIN 46R will be included in a separate FASB Staff Position, which has yet to be issued. The Company does not expect these proposed changes to have a material impact on the Company’s financial statements.
Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP, and refers to these sources as the GAAP hierarchy. The new standard is effective 60 days following the SEC’s approval of amendments to existing auditing standards by the Public Company Accounting Oversight Board. The Company currently prepares consolidated financial statements in conformity with the GAAP hierarchy as presented in the new standard, and does not expect its adoption to have a material impact on the Company’s financial statements.
(3) Available-for-Sale Securities
A summary of the available-for-sale securities portfolio presenting carrying amounts and gross unrealized gains and losses as of December 31, 2008 and 2007 is as follows (in thousands):

	December 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value	cost	gains	losses	value

U.S. Treasury	$—	—	—	—	33,161	73	(125)	33,109
U.S. Government agencies	297,191	1,539	(1)	298,729	321,548	783	(288)	322,043
Municipal	59,471	563	(739)	59,295	49,376	246	(495)	49,127
Corporate notes and other debt	36,157	223	(8,339)	28,041	45,920	12	(3,130)	42,802
Mortgage-backed	272,492	12,859	(44)	285,307	699,166	282	(10,602)	688,846
Federal Reserve/FHLB stock and other equity securities	115,414	—	(2,113)	113,301	167,591	319	—	167,910

Total available-for-sale securities	$780,725	15,184	(11,236)	784,673	1,316,762	1,715	(14,640)	1,303,837

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U.S. Treasury	$—	—	—	—	—	—
U.S. Government agencies	1,567	(1)	—	—	1,567	(1)
Municipal	13,535	(456)	3,924	(283)	17,459	(739)
Corporate notes and other debt	11,684	(1,962)	18,841	(6,377)	30,525	(8,339)
Mortgage-backed	1,324	(43)	60	(1)	1,384	(44)
Federal Reserve/FHLB stock and other equity securities	8,269	(2,113)	—	—	8,269	(2,113)

Total	$36,379	(4,575)	22,825	(6,661)	59,204	(11,236)

78	Wintrust Financial Corporation

Available-for-sale securities are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, the-Company considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. The Company also assesses the nature of the unrealized losses taking into consideration market factors, such as the widening of general credit spreads, the industry in which the issuer operates and market supply and demand, as well as the creditworthiness of the issuer. As a result of other-than-temporary impairment reviews during 2008, the Company recognized $8.2 million of non-cash other-than-temporary impairment losses on certain corporate notes and other debt securities. The Company concluded that none of the other unrealized losses on the available-for-sale securities portfolio represents an other-than-temporary impairment as of December 31, 2008. The Company has the intent and ability to hold these investments until such time as the values recover or until maturity.
The amortized cost and fair value of securities as of December 31, 2008 and 2007, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties (in thousands):

	December 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$174,302	176,861	184,645	184,739
Due in one to five years	72,694	68,331	48,381	47,392
Due in five to ten years	122,236	120,184	92,708	90,998
Due after ten years	23,587	20,689	124,271	123,952
Mortgage-backed	272,492	285,307	699,166	688,846
Federal Reserve/FHLB Stock and other equity	115,414	113,301	167,591	167,910

Total available-for-sale securities	$780,725	784,673	1,316,762	1,303,837

In 2008, 2007 and 2006, the Company had gross realized gains on sales of available-for-sale securities of $4.2 million, $3.6 million and $510,000, respectively. During 2008, 2007 and 2006, gross realized losses on sales of available-for-sale securities totaled $150,000, $1,207 and $493,000, respectively. Proceeds from sales of available-for-sale securities during 2008, 2007 and 2006, were $809 million, $253 million and $373 million, respectively. At December 31, 2008 and 2007, securities having a carrying value of $1.1 billion and $780.8 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances and securities sold under repurchase agreements. At December 31, 2008, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

2008 Annual Report	79

(4) Loans
A summary of the loan portfolio at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Commercial and commercial real estate	$4,778,664	4,408,661
Home equity	896,438	678,298
Residential real estate	262,908	226,686
Premium finance receivables	1,346,586	1,078,185
Indirect consumer loans	175,955	241,393
Tricom finance receivables	17,320	27,719
Consumer and other loans	143,198	140,660

Total loans	$7,621,069	6,801,602

At December 31, 2008 and 2007, premium finance receivables were recorded net of unearned income of $27.1 million and $23.3 million, respectively. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $9.4 million at December 31, 2008 and $6.6 million at December 31, 2007.
Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $1.6 billion and $663.9 million, at December 31, 2008 and 2007, respectively, were pledged as collateral to secure the availability of borrowings from certain Federal agency banks. At December 31, 2008, approximately $880.3 million of these pledged loans are included in a blanket pledge of qualifying loans to the Federal Home Loan Bank (“FHLB”). The remaining $722.8 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2008 and 2007, the Banks borrowed $436.0 million and $415.2 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 12 for a summary of these borrowings.
The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the Banks serve. The premium finance receivables and Tricom finance receivables portfolios are made to customers on a national basis and the majority of the indirect consumer loans were generated through a network of local automobile dealers. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.
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

(5)	Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
A summary of the activity in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Allowance at beginning of year	$50,389	46,055	40,283
Provision for credit losses	57,441	14,879	7,057
Allowance acquired in business combinations	—	362	3,852
Reclassification (to)/from allowance for losses on lending-related commitments	(1,093)	(36)	92
Charge-offs	(38,397)	(13,537)	(8,477)
Recoveries	1,427	2,666	3,248

Allowance at end of year	$69,767	50,389	46,055

The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit. The balance of the allowance for lending-related commitments was $1.6 million and $493,000 at December 31, 2008 and 2007, respectively.
A summary of non-accrual and impaired loans and their impact on interest income as well as loans past due greater than 90 days and still accruing interest are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Total non-accrual loans (as of year-end)	$110,709	47,841	23,509
Reduction of interest income from non-accrual loans	4,367	1,790	1,126
Average balance of impaired loans	78,377	15,359	10,230
Interest income recognized on impaired loans	176	361	140
Loans past due greater than 90 days and still accruing	25,385	24,013	13,365

Management evaluates the value of the impaired loans primarily by using the fair value of the collateral. A summary of impaired loan information at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Impaired loans	$113,709	28,759
Impaired loans that had allocated specific allowance for loan losses	73,849	22,515
Allocated allowance for loan losses	16,639	2,308

80	Wintrust Financial Corporation

(6) Mortgage Servicing Rights
Effective January 1, 2006, the Company adopted the provisions of SFAS 156 and elected the fair value measurement method for mortgage servicing rights (“MSRs”). Upon adoption, the carrying value of the MSRs was increased to fair value by recognizing a cumulative effect adjustment of $1.7 million pre-tax, or $1.1 million after tax. Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Balance at beginning of year	$4,730	5,031	3,630
Cumulative effect of change in accounting	—	—	1,727
Additions from loans sold with servicing retained	1,624	729	579
Changes in fair value due to:
Payoffs and paydowns	(1,121)	(773)	(802)
Changes in valuation inputs or assumptions	(1,243)	(257)	(103)

Fair value at end of year	$3,990	4,730	5,031

Unpaid principal balance of mortgage loans serviced for others	$527,450	487,660	494,695

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
Fair values are determined by using a discounted cash flow model that incorporates the objective characteristics of the portfolio as well as subjective valuation parameters that purchasers of servicing would apply to such portfolios sold into the secondary market. The subjective factors include loan prepayment speeds, interest rates, servicing costs and other economic factors.
(7) Business Combinations
The Company completed one business combination in 2007, the acquisition of 100% of the ownership interests of Broadway. The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the effective date of acquisition were not included in the accompanying consolidated financial statements. Goodwill and other purchase accounting adjustments were recorded upon the completion of the acquisition, which did not have a material impact on the consolidated financial statements.
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
(8) Goodwill and Other Intangible Assets
A summary of goodwill by business segment is as follows (in thousands):

	Jan 1,	Goodwill	Impairment	Dec 31,
	2008	Acquired	Losses	2008

Banking	$245,696	190	—	245,886
Premium Finance	7,221	(82)	—	7,137
Tricom	8,958	—	—	8,958
Wealth management	14,329	—	—	14,329

Total	$276,204	106	—	276,310

Approximately $24.9 million of the December 31, 2008 book balance of goodwill is deductible for tax purposes.
The increase in the Banking segment’s goodwill relates to additional contingent consideration earned by former owners of Guardian as a result of attaining certain performance measures. Wintrust could pay additional consideration pursuant to the WMC and Guardian transaction through June 2009. Any payments would be reflected in the Banking segment’s goodwill.

2008 Annual Report	81

The decrease in goodwill in the Premium finance segment in 2008 relates to adjustments of prior estimates of fair values associated with the November 2007 acquisition of Broadway.
A summary of finite-lived intangible assets as of December 31, 2008 and 2007 and the expected amortization as of December 31, 2008 is follows (in thousands):

	December 31,
	2008	2007

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252
Accumulated amortization	(3,079)	(2,800)

Net carrying amount	173	452

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918
Accumulated amortization	(13,483)	(10,633)

Net carrying amount	14,435	17,285

Total intangible assets, net	$14,608	17,737

Estimated amortization

2009	$2,717
2010	2,381
2011	2,253
2012	2,251
2013	2,235

The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002, are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions in the last five years are being amortized over ten-year periods on an accelerated basis. Total amortization expense associated with finite-lived intangibles in 2008, 2007 and 2006 was $3.1 million, $3.9 million and $3.9 million, respectively.
(9) Premises and Equipment, Net
A summary of premises and equipment at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Land	$81,775	77,868
Buildings and leasehold improvements	272,308	253,000
Furniture, equipment and computer software	88,134	82,705
Construction in progress	5,326	8,003

	447,543	421,576

Less: Accumulated depreciation and amortization	97,668	82,279

Total premises and equipment, net	$349,875	339,297

Depreciation and amortization expense related to premises and equipment, totaled $17.9 million in 2008, $17.1 million in 2007 and $13.5 million in 2006.
(10) Deposits
The following is a summary of deposits at December 31, 2008 and 2007 (in thousands):

	2008	2007

Non-interest bearing accounts	$757,844	664,264
NOW accounts	1,040,105	1,014,780
Wealth Management deposits	716,178	599,426
Money market accounts	1,124,068	701,972
Savings accounts	337,808	297,586
Time certificates of deposit	4,400,747	4,193,413

Total deposits	$8,376,750	7,471,441

The scheduled maturities of time certificates of deposit at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Due within one year	$3,238,593	3,464,962
Due in one to two years	804,081	386,937
Due in two to three years	229,851	132,794
Due in three to four years	81,595	141,148
Due in four to five years	46,470	67,276
Due after five years	157	296

Total time certificates of deposit	$4,400,747	4,193,413

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31 (in thousands):

	2008	2007

Maturing within 3 months	$595,889	708,559
After 3 but within 6 months	517,972	493,223
After 6 but within 12 months	796,237	645,061
After 12 months	731,307	482,818

Total	$2,641,405	2,329,661

(11) Notes Payable
The notes payable balance was $1.0 million and $60.7 million at December 31, 2008 and 2007, respectively. These balances represent the outstanding balances on a $101.0 million loan agreement (“Agreement”) with an unaffiliated bank. The Agreement consists of a $100.0 million revolving note, which was renewed in the third quarter of 2008 with a maturity date of August 31, 2009, and a $1.0 million note that matures on June 1, 2015. At December 31, 2008, there was no balance outstanding on the $100.0 million revolving note. Effective September 1, 2008, interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 200 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. Prior to the renewal of the $100.0 million revolving note, interest was calculated, at the Company’s option,

82	Wintrust Financial Corporation

at a floating rate equal to either: (1) LIBOR plus 115 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. At December 31, 2008 and 2007, the interest rates were 4.20% and 6.27%, respectively.
The Agreement is secured by the stock of some of the Banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2008, the Company was in violation of one debt covenant, however it has applied for a waiver of compliance on the debt covenant. The Agreement may be utilized, as needed, to provide capital to fund continued growth at the Company’s Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
(12) Federal Home Loan Bank Advances
A summary of the outstanding FHLB advances at December 31, 2008 and 2007, is as follows (in thousands):

	2008	2007

Variable-rate advance due January 2008	$—	3,698
5.37% advance due February 2008	—	2,502
3.32% advance due March 2008	—	2,501
4.36% advance due March 2008	—	2,000
2.72% advance due May 2008	—	1,996
4.78% advance due October 2008	—	3,000
4.40% advance due July 2009	2,009	2,026
4.85% advance due November 2009	3,000	3,000
4.58% advance due March 2010	5,010	5,018
4.61% advance due March 2010	2,500	2,500
4.50% advance due September 2010	4,962	4,942
4.88% advance due November 2010	3,000	3,000
2.51% advance due February 2011	50,000	—
3.37% advance due April 2011	2,000	—
4.60% advance due July 2011	30,000	30,000
3.30% advance due November 2011	25,000	25,000
4.61% advance due January 2012	53,000	53,000
4.68% advance due January 2012	16,000	16,000
3.74% advance due April 2012	1,000	—
4.44% advance due April 2012	5,000	5,000
4.78% advance due June 2012	25,000	25,000
3.99% advance due September 2012	5,000	5,000
2.96% advance due January 2013	5,000	—
3.92% advance due April 2013	1,500	—
3.34% advance due June 2013	42,000	—
3.78% advance due February 2015	—	25,000
4.12% advance due February 2015	25,000	25,000
3.70% advance due June 2015	—	40,000
4.55% advance due February 2016	45,000	45,000
4.83% advance due May 2016	50,000	50,000
3.47% advance due November 2017	10,000	10,000
4.18% advance due February 2022	25,000	25,000

Federal Home Loan Bank advances	$435,981	415,183

Approximately $356.0 million of the FHLB Advances outstanding at December 31, 2008, have varying call dates ranging from January 2009 to February 2011. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At December 31, 2008, the weighted average contractual interest rate on FHLB advances was 4.09%, which is also the same as the weighted average effective interest rate, which reflects amortization of fair value adjustments associated with FHLB advances acquired through acquisitions.
FHLB advances are collateralized by qualifying residential real estate and home equity loans and certain securities. The Banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $189.0 million at December 31, 2008.
(13) Subordinated Notes
A summary of the subordinated notes at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Subordinated note, due October 29, 2012	$20,000	25,000
Subordinated note, due May 1, 2013	25,000	25,000
Subordinated note, due May 29, 2015	25,000	25,000

Total subordinated notes	$70,000	75,000

Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note. The first $5.0 million payment was made in the fourth quarter of 2008. The interest rate on each subordinated note is calculated at a rate equal to LIBOR plus 130 basis points. At December 31, 2008 and 2007, the weighted average contractual interest rate on the subordinated notes was 3.94% and 6.38%, respectively. In connection with the issuances of subordinated notes, the Company incurred costs totaling $1.0 million. These costs are included in other assets and are being amortized to interest expense using a method that approximates the effective interest method. At December 31, 2008 and 2007, the unamortized balance of these costs were $253,000 and $380,000, respectively. The subordinated notes qualify as Tier II capital under the regulatory capital requirements.

2008 Annual Report	83

(14) Other Borrowings
The following is a summary of other borrowings at December 31, 2008 and 2007 (in thousands):

	2008	2007

Federal funds purchased	$—	4,223
Securities sold under repurchase agreements	334,925	248,334
Other	1,839	1,877

Total other borrowings	$336,764	254,434

Securities sold under repurchase agreements represent $147.7 million and $165.5 million of customer sweep accounts in connection with master repurchase agreements at the Banks at December 31, 2008 and 2007, respectively, as well as $187.2 million and $82.8 million of short-term borrowings from banks and brokers at December 31, 2008 and 2007, respectively. Securities pledged for these borrowings are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other includes a 6.17% fixed-rate mortgage (which matures May 1, 2010) related to the Company’s Northfield banking office.
(15) Junior Subordinated Debentures
As of December 31, 2008 the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Win-trust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bank-shares, Ltd. and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuances of the Trust Preferred Securities and the Common Securities solely in Junior Subordinated Debentures (“Debentures”) issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
The Trusts are reported in the Company’s financial statements as unconsolidated subsidiaries; the Debentures are reflected as “Junior subordinated debentures” and the Common Securities are included in Available-for-sale Securities.
A summary of the Company’s junior subordinated debentures, which represents the par value of the obligations and basis adjustments for the unamortized fair value adjustments recognized at the acquisition dates for the Northview, Town and First Northwest obligations, at December 31, 2008 and 2007, is as follows (in thousands):

	2008	2007

Variable rate (LIBOR + 3.25%)
Debentures owed to
Wintrust Capital Trust III,
due April 7, 2033	$25,774	25,774

Variable rate (LIBOR + 2.80%)
Debentures owed to
Wintrust Statutory Trust IV,
due December 8, 2033	20,619	20,619

Variable rate (LIBOR + 2.60%)
Debentures owed to
Wintrust Statutory Trust V,
due May 11, 2034	41,238	41,238

Variable rate (LIBOR + 1.95%)
Debentures owed to
Wintrust Capital Trust VII,
due March 15, 2035	51,550	51,550

Variable rate (LIBOR + 1.45%)
Debentures owed to
Wintrust Capital Trust VIII
due September 30, 2035	41,238	41,238

Fixed rate (6.84%)
Debentures owed to
Wintrust Capital Trust IX,
due September 15, 2036	51,547	51,547

Variable rate (LIBOR + 3.00%)
Debentures owed to
Northview Capital Trust I,
due November 8, 2033	6,186	6,228

Variable rate (LIBOR + 3.00%)
Debentures owed to
Town Bankshares Capital Trust I,
due November 8, 2033	6,186	6,239

Variable rate (LIBOR + 3.00%)
Debentures owed to
First Northwest Capital Trust I,
due May 31, 2034	5,177	5,229

Total junior subordinated debentures	$249,515	249,662

The interest rates associated with the variable rate Debentures are based on the three-month LIBOR rate and were 8.07%, 4.26%, 4.06%, 3.95%, 2.91%, 6.19%, 6.19% and 3.15%, for Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust

84	Wintrust Financial Corporation

VIII, Northview Capital Trust I, Town Bankshares Capital Trust I and First Northwest Capital Trust I, respectively, at December 31, 2008. The interest rate on the Debentures of Wintrust Capital Trust IX, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. The interest rate on the Debentures of Northview Capital Trust I was fixed at 6.35% until February 8, 2008. At December 31, 2008, the weighted average contractual interest rate on the Debentures was 4.94%. The Company entered into $175 million of interest rate swaps, which are designated in hedge relationships, to hedge the variable cash flows of certain Debentures. On a hedge-adjusted basis, the weighted average interest rate on the Debentures was 7.25% at December 31, 2008. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the Debentures held by the Trusts. Interest expense on the Debentures is deductible for income tax purposes.
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

The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. On February 28, 2005, the Federal Reserve issued a final rule that retains Tier I capital treatment for these instruments but with stricter limits. Under the rule, which is effective March 31, 2009, the aggregate amount of junior subordinated debentures and certain other capital elements is limited to 25% of Tier I capital elements (including junior subordinated debentures), net of goodwill less any associated deferred tax liability. The amount of junior subordinated debentures and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Applying the final rule at December 31, 2008, the Company would still be considered well-capitalized under regulatory capital guidelines.
(16) Minimum Lease Commitments
The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases was $4.6 million in 2008, $5.9 million in 2007 and $5.8 million in 2006. The Company also leases certain owned premises and receives rental income from such agreements. Gross rental income related to the Company’s buildings totaled $2.2 million, $1.9 million and $1.6 million, in 2008, 2007 and 2006, respectively. Future minimum gross rental payments for office space and future minimum gross rental income as of December 31, 2008 for all noncancelable leases are as follows (in thousands):

	Future	Future
	minimum	minimum
	gross	gross
	rental	rental
	payments	income

2009	$3,904	1,640
2010	4,052	1,644
2011	3,536	991
2012	2,761	689
2013	2,270	460
2014 and thereafter	15,820	528
Total minimum future amounts	$32,343	5,952

2008 Annual Report	85

(17) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current income taxes:
Federal	$18,342	28,982	34,667
State	3,601	4,026	4,288

Total current income taxes	21,943	33,008	38,955

Deferred income taxes:
Federal	(10,144)	(3,974)	(1,213)
State	(1,646)	(863)	6

Total deferred income taxes	(11,790)	(4,837)	(1,207)

Total income tax expense	$10,153	28,171	37,748

Included in total income tax expense is income tax (benefit) expense applicable to net (losses) gains on available-for-sale securities of ($1.6 million) in 2008, $1.1 million in 2007 and $6,000 in 2006.
The exercise of certain stock options and the vesting and issuance of restricted shares produced tax benefits of $355,000 in 2008, $2.0 million in 2007 and $5.3 million in 2006 which were recorded directly to shareholders’ equity.
A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Income tax expense based upon the Federal statutory rate on income before income taxes	$10,724	29,338	36,484
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(928)	(885)	(777)
State taxes, net of federal tax benefit	1,271	2,056	2,791
Income earned on bank owned life insurance	(494)	(1,659)	(968)
Tax credits	(627)	(358)	—
Other, net	207	(321)	218

Income tax expense	$10,153	28,171	37,748

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Deferred tax assets:
Allowance for credit losses	$27,317	19,291
Net unrealized losses on securities (SFAS 115)	—	4,978
Net unrealized losses on derivatives (SFAS 133)	7,982	3,492
Federal net operating loss carryforward	155	717
Deferred compensation	5,115	4,776
Stock-based compensation	8,685	7,019
Impairment charges	2,691	—
Nonaccrued interest	1,561	532
Other	910	1,995

Total gross deferred tax assets	54,417	42,800

Deferred tax liabilities:
Premises and equipment	12,960	11,655
Goodwill and intangible assets	10,178	10,740
Deferred loan fees and costs	3,561	2,688
FHLB stock dividends	2,810	2,810
Capitalized servicing rights	1,612	2,550
Net unrealized gains on securities (SFAS 115)	1,534	—
Deferred gain on termination of derivatives	897	1,638
Other	694	173

Total gross deferred tax liabilities	34,246	32,254

Net deferred tax assets	$20,171	10,546

At December 31, 2008, Wintrust had Federal net operating loss carryforwards of $442,000 which are available to offset future taxable income. These net operating losses expire in 2010 and are subject to certain statutory limitations.
Management believes that it is more likely than not that the recorded deferred tax assets will be fully realized and therefore no valuation allowance is necessary. The conclusion that it is more likely than not that the deferred tax assets will be realized is based on the Company’s historical earnings trend, its current level of earnings and prospects for continued growth and profitability.
The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 requires companies to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability is referred to as an Unrecognized Tax Benefit as it reflects the fact that the Company has not recog-

86	Wintrust Financial Corporation

nized the benefit associated with the tax position. The Company had no unrecognized tax benefits at December 31, 2007, and it did not have increases or decreases in unrecognized tax benefits during 2008 and does not have any tax positions for which unrecognized tax benefits must be recorded at December 31, 2008. In addition, for the year ended December 31, 2008, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If the Company were to record interest and penalties associated with uncertain tax positions or as a result of an audit by a tax jurisdiction, the interest and penalties would be included in income tax expense. The Company does not believe it is reasonably possible that unrecognized tax benefits will significantly change in the next 12 months.
Tax years that remain open and subject to audit by major tax jurisdictions include the Company’s 2005 — 2008 Federal income tax returns and its 2005 — 2008 Illinois income tax returns.
(18) Employee Benefit and Stock Plans
Stock Incentive Plan
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan provides for the issuance of up to 500,000 shares of common stock. All grants made in 2007 and 2008 were made pursuant to the 2007 Plan and as of December 31, 2008, 140,044 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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
Stock-based compensation expense recognized in the Consolidated Statements of Income was $9.9 million, $10.8 million and $12.2 million and the related tax benefits were $3.8 million, $4.1 million and $4.6 million in 2008, 2007 and 2006, respectively. Stock-based compensation expense is recognized ratably over the vesting period in accordance with SFAS 123R. Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. As a result, recognized compensation expense for stock options and restricted share awards was reduced for estimated forfeitures prior to vesting. Forfeiture rates are estimated for each type of award based on historical forfeiture experience.
Compensation cost is measured as the fair value of an award on the date of grant. The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. These assumptions are consistent with the provisions of SFAS 123R. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ending December 31, 2008, 2007 and 2006:

	2008	2007	2006

Expected dividend yield	1.2%	0.9%	0.5%
Expected volatility	33.0%	26.3%	24.7%
Risk-free rate	3.3%	4.2%	4.6%
Expected option life (in years)	6.7	6.8	7.9

2008 Annual Report	87

A summary of the Plans’ stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value(2)
Stock Options	Shares	Strike Prices	Term(1)	($000)

Outstanding at January 1, 2006	3,019,482	$29.63
Conversion of options of acquired companies	2,046	24.42
Granted	221,600	51.03
Exercised	(400,874)	15.73
Forfeited or canceled	(56,190)	44.71

Outstanding at December 31, 2006	2,786,064	$33.02	5.8	$47,228

Exercisable at December 31, 2006	1,774,699	$24.71	4.6	$43,029

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	126,000	37.32
Exercised	(298,579)	14.85
Forfeited or canceled	(108,304)	47.89

Outstanding at December 31, 2007	2,505,181	$34.76	5.2	$17,558

Exercisable at December 31, 2007	1,822,830	$29.42	4.5	$17,534

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	62,450	31.15
Exercised	(141,146)	15.54
Forfeited or canceled	(38,311)	46.16

Outstanding at December 31, 2008	2,388,174	$35.61	4.4	$3,890

Exercisable at December 31, 2008	1,921,823	$32.90	4.0	$3,890

Vested or expected to vest at December 31, 2008	2,365,789	$35.50	4.4	$3,890

(1)	Represents the weighted average contractual remaining life in years.

(2)	Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price at year end and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the year. Options with exercise prices above the year end stock price are excluded from the calculation of intrinsic value. This amount will change based on the fair market value of the Company’s stock.
The weighted average per share grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $10.83, $12.83 and $19.41, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $2.3 million, $7.3 million and $14.4 million, respectively.
Cash received from option exercises under the Plans for the years ended December 31, 2008, 2007 and 2006 was $2.2 million, $4.4 million and $6.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.3 million, $2.4 million and $5.4 million for 2008, 2007 and 2006, respectively.
A summary of the Plans’ restricted share award activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Grant-Date	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	308,627	$48.16	335,904	$51.78	206,157	$53.55
Granted	71,843	28.76	99,663	39.51	207,343	50.63
Vested (shares issued)	(111,859)	45.67	(112,880)	51.35	(73,694)	53.48
Forfeited	(5,614)	40.88	(14,060)	47.51	(3,902)	51.87

Outstanding at end of year	262,997	$44.09	308,627	$48.16	335,904	$51.78

88	Wintrust Financial Corporation

The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date.
The actual tax benefit realized upon the vesting of restricted shares is based on the fair value of the shares on the vesting date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares in 2008, 2007 and 2006 was $723,000, $359,000 and $62,000, respectively, less than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.
As of December 31, 2008, there was $11.1 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plan. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $9.9 million, $11.5 million and $9.5 million, respectively.
Other Employee Benefits
Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $2.9 million in 2008, $2.8 million in 2007, and $2.5 million in 2006.
The Wintrust Financial Corporation Employee Stock Purchase Plan (“SPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The SPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. The Company has reserved 375,000 shares of its authorized common stock for the SPP. All shares offered under the SPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the SPP, the purchase price of the shares of common stock may not be lower than the lesser of 85% of the fair market value per share of the common stock on the first day of the offering period or 85% of the fair market value per share of the common stock on the last date for the offering period. The Company’s Board of Directors authorized a purchase price calculation at 90% of fair market value for each of the offering periods. During 2008, 2007 and 2006, a total of 45,971 shares, 38,717 shares and 36,737 shares, respectively, were issued to participant accounts and approximately $141,000, $170,000 and $284,000, respectively, was recognized as compensation expense. The current offering period concludes on March 31, 2009. The Company plans to continue to periodically offer common stock through this SPP subsequent to March 31, 2009. At December 31, 2008, 81,680 shares were available for future grants under the SPP.
The Company does not currently offer other postretirement benefits such as health care or other pension plans.
The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. The Company has reserved 425,000 shares of its authorized common stock for the DDFS Plan. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2008, 2007 and 2006, a total of 29,513 shares, 15,843 shares and 12,916 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2008, the Company has an obligation to issue 164,820 shares of common stock to directors that elected to defer the receipt of stock and has 180,451 shares available for future grants under the DDFS Plan.

2008 Annual Report	89

(19) Regulatory Matters
Banking laws place restrictions upon the amount of dividends which can be paid to Wintrust by the Banks. Based on these laws, the Banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2008, 2007 and 2006, cash dividends totaling $73.2 million, $105.9 million and $183.6 million, respectively, were paid to Wintrust by the Banks. As of January 1, 2009, the Banks had approximately $37.1 million available to be paid as dividends to Wintrust without prior regulatory approval; however, only $5.9 million was available as dividends from the Banks without reducing their capital below the well-capitalized level.
The Banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2008 and 2007, reserve balances of approximately $21.4 million and $22.3 million, respectively, were required to be maintained at the Federal Reserve Bank.
The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary -actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 leverage capital (as defined) to average quarterly assets (as defined).
The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum Tier 1 leverage ratio (Tier 1 Capital to total assets) of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other banking holding companies, the minimum Tier 1 leverage ratio is 4.0%. In addition the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2008 and 2007:

	2008	2007

Total Capital to Risk Weighted Assets	13.1%	10.2%
Tier 1 Capital to Risk Weighted Assets	9.5	8.7
Tier 1 Leverage Ratio	8.6	7.7

In 2002, Wintrust became designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. As a financial holding company, Wintrust’s Banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2008, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the Banks to be “well capitalized” by regulatory definition are 10.0%, 6.0%, and 5.0% for Total Capital to Risk-Weighted Assets, Tier 1 Capital to Risk-Weighted Assets and Tier 1 Leverage Ratio, respectively.

90	Wintrust Financial Corporation

The Banks’ actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following table (dollars in thousands):

	December 31, 2008				December 31, 2007
			To Be Well				To Be Well
			Capitalized by				Capitalized by
	Actual		Regulatory Definition		Actual		Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$148,206	10.1	$146,526	10.0%	$139,274	10.3%	$135,922	10.0%
Hinsdale Bank	119,527	10.5	113,449	10.0	119,436	10.7	111,440	10.0
North Shore Bank	85,204	10.6	80,319	10.0	82,878	11.0	75,059	10.0
Libertyville Bank	86,545	10.2	84,770	10.0	89,840	10.6	84,813	10.0
Barrington Bank	79,997	10.7	75,004	10.0	77,828	10.9	71,232	10.0
Crystal Lake Bank	54,531	10.4	52,499	10.0	49,745	10.7	46,396	10.0
Northbrook Bank	64,187	10.6	60,597	10.0	59,639	11.0	54,396	10.0
Advantage Bank	34,124	10.6	32,162	10.0	25,073	10.0	24,967	10.0
Village Bank	50,740	10.3	49,041	10.0	46,461	10.7	43,380	10.0
Beverly Bank	19,402	10.2	19,064	10.0	15,521	11.8	13,205	10.0
Town Bank	54,480	10.3	52,641	10.0	49,688	10.2	48,720	10.0
Wheaton Bank	31,959	10.6	30,049	10.0	26,243	11.1	23,721	10.0
State Bank of The Lakes	52,512	10.9	48,239	10.0	48,028	11.0	43,774	10.0
Old Plank Trail Bank	22,232	10.9	20,363	10.0	18,730	11.1	16,917	10.0
St. Charles Bank	15,477	10.0	15,457	10.0	11,656	11.8	9,866	10.0

Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$134,441	9.2%	$87,915	6.0%	$131,061	9.6%	$81,553	6.0%
Hinsdale Bank	104,576	9.2	68,069	6.0	111,298	10.0	66,864	6.0
North Shore Bank	72,585	9.0	48,191	6.0	78,321	10.4	45,035	6.0
Libertyville Bank	80,395	9.5	50,862	6.0	83,890	9.9	50,888	6.0
Barrington Bank	68,757	9.2	45,002	6.0	73,786	10.4	42,739	6.0
Crystal Lake Bank	50,113	9.5	31,499	6.0	47,032	10.1	27,837	6.0
Northbrook Bank	56,640	9.3	36,358	6.0	56,278	10.3	32,638	6.0
Advantage Bank	28,790	9.0	19,297	6.0	23,783	9.5	14,980	6.0
Village Bank	45,054	9.2	29,424	6.0	43,896	10.1	26,028	6.0
Beverly Bank	14,656	7.7	11,439	6.0	14,629	11.1	7,923	6.0
Town Bank	49,904	9.5	31,585	6.0	46,707	9.6	29,232	6.0
Wheaton Bank	24,313	8.1	18,030	6.0	24,674	10.4	14,233	6.0
State Bank of The Lakes	49,860	10.3	28,943	6.0	45,425	10.4	26,265	6.0
Old Plank Trail Bank	19,192	9.4	12,218	6.0	17,804	10.5	10,150	6.0
St. Charles Bank	10,758	7.0	9,274	6.0	10,574	10.7	5,920	6.0

Tier 1 Leverage Ratio:
Lake Forest Bank	$134,441	8.3%	$80,852	5.0%	$131,061	8.3%	$78,488	5.0%
Hinsdale Bank	104,576	8.8	59,568	5.0	111,298	9.2	60,357	5.0
North Shore Bank	72,585	7.4	48,843	5.0	78,321	8.4	46,843	5.0
Libertyville Bank	80,395	8.2	49,211	5.0	83,890	8.5	49,219	5.0
Barrington Bank	68,757	8.6	40,144	5.0	73,786	9.3	39,672	5.0
Crystal Lake Bank	50,113	8.4	29,654	5.0	47,032	8.4	27,934	5.0
Northbrook Bank	56,640	8.2	34,450	5.0	56,278	8.5	33,218	5.0
Advantage Bank	28,790	7.7	18,741	5.0	23,783	7.6	15,649	5.0
Village Bank	45,054	7.9	28,618	5.0	43,896	8.0	27,338	5.0
Beverly Bank	14,656	6.8	10,718	5.0	14,629	8.7	8,406	5.0
Town Bank	49,904	8.6	29,110	5.0	46,707	8.9	26,180	5.0
Wheaton Bank	24,313	6.9	17,633	5.0	24,674	8.3	14,932	5.0
State Bank of The Lakes	49,860	8.6	29,090	5.0	45,425	8.5	26,698	5.0
Old Plank Trail Bank	19,192	9.1	10,506	5.0	17,804	10.6	8,372	5.0
St. Charles Bank	10,758	7.1	7,629	5.0	10,574	10.6	4,991	5.0

2008 Annual Report	91

Wintrust’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2008, these subsidiaries met their minimum net worth capital requirements.
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
These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $1.8 billion and $1.9 billion as of December 31, 2008 and 2007, respectively, and unused home equity lines totaled $897.9 million and $878.1 million, respectively. Standby and commercial letters of credit totaled $193.6 million at December 31, 2008 and $187.1 million at December 31, 2007.
In addition, at December 31, 2008 and 2007, the Company had approximately $176.1 million and $113.6 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments under the guidelines of SFAS 133. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments under SFAS 133 and had contractual amounts of approximately $237.3 million at December 31, 2008 and $218.9 million at December 31, 2007. See Note 21 for further discussion on derivative instruments.
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
The Company sold approximately $1.6 billion of mortgage loans in 2008 and $2.0 billion in 2007. During 2008 and 2007, the Company provided approximately $590,000 and $4.9 million, respectively, for estimated losses related to recourse obligations on residential mortgage loans sold to investors. These estimated losses primarily related to mortgages obtained through wholesale channels which experienced early payment defaults. Repurchase or indemnification requests for early payment defaults are typically received within 90-120 days subsequent to sale. The Company substantially modified its product offerings in the second quarter of 2007 in an effort to reduce the risk associated with these contingencies. Losses charged against the liability for estimated losses were $1.7 million and $3.3 million for 2008 and 2007, respectively. The liability for estimated losses on repurchase and indemnification was $734,000 and $1.9 million at December 31, 2008 and 2007, respectively, and was included in other liabilities on the balance sheet.
In connection with the sale of premium finance receivables, the Company continues to service the receivables and maintains a recourse obligation to the purchasers should the underlying borrowers default on their obligations. The estimated recourse obligation is taken into account in recording the sale, effectively reducing the gain recognized. The Company did not sell any premium finance receivables to unrelated third parties from the third quarter of 2006 to the third quarter of 2007. As a result, all outstanding premium finance receivables sold before 2007 and serviced for others were paid-off by the second quarter of 2007.
Sales resumed in the fourth quarter of 2007 and continued until the third quarter of 2008. Due to the Company’s liquidity position and market conditions in the fourth quarter of 2008, sales were once again suspended. As of December 31, 2008 and 2007, outstanding premium finance receivables sold to and serviced for third parties for which the Company has a recourse obligation were $37.5 million and $219.9 million, respectively. Losses charged against the recourse obligation were $280,000, $129,000 and $191,000 for 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the recorded recourse obligation related to these loans was $82,000 and $179,000, respec-

92	Wintrust Financial Corporation

tively. In accordance with the terms of the underlying sales agreement, recourse is limited to 2% of the average principal balance outstanding.
The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. At December, 31, 2008, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $18 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.
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
Management’s objective in using derivative financial instruments is to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The Company typically uses interest rate swaps with indices that relate to the pricing of specific assets or liabilities and covered call options that relate to specific investment securities as derivative instruments in its hedging strategies. In addition, interest rate lock commitments provided to customers for the origination of mortgage loans that will be sold into the secondary market as well as forward agreements the Company enters into to sell such loans to protect itself against adverse changes in interest rates are deemed to be derivative instruments.
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

2008 Annual Report	93

Interest Rate Swaps
The table below summarizes the Company’s interest rate swaps at December 31, 2008 and 2007 that were entered into to hedge certain interest-bearing liabilities (in thousands):

	December 31, 2008
Maturity Date	Notional	Fair Value	Receive	Pay	Type of Hedging
	Amount	Gain (Loss)	Rate	Rate	Relationship

Pay fixed, receive variable:
September 2011	$20,000	(1,902)	1.46%	5.25%	Cash Flow
September 2011	40,000	(3,789)	1.46%	5.25%	Cash Flow
October 2011	25,000	(1,104)	4.75%	3.39%	Cash Flow
September 2013	50,000	(6,916)	2.00%	5.30%	Cash Flow
September 2013	40,000	(5,603)	1.46%	5.30%	Cash Flow

Total	$175,000	(19,314)

	December 31, 2007
Pay fixed, receive variable:
September 2011	$20,000	(922)	4.83%	5.25%	Cash Flow
September 2011	40,000	(1,847)	4.83%	5.25%	Cash Flow
October 2011	25,000	(1,165)	5.24%	5.26%	Cash Flow
September 2013	50,000	(2,852)	4.99%	5.30%	Cash Flow
September 2013	40,000	(2,281)	4.83%	5.30%	Cash Flow

Total	$175,000	(9,067)

The interest rate swaps outstanding at December 31, 2008 and 2007, as reflected in the above table, were designated as cash flow hedges pursuant to SFAS 133. The unrealized losses of $19.3 million and $9.1 million at December 31, 2008 and 2007, respectively, are included in other liabilities. These hedges were considered highly effective during 2008 and 2007 and none of the change in fair value of these derivatives was attributed to hedge ineffectiveness. The changes in fair value, net of tax, are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income.
In September 2008, the Company terminated an interest rate swap designated in a cash flow hedge with a notional amount of $25.0 million, maturing in October 2011, in accordance with the default provisions in the swap agreement. At the same time, the Company entered into another interest rate swap with another counterparty to effectively replace the terminated swap. The unrealized loss at the date of termination on the terminated swap is being amortized out of other comprehensive income to interest expense over the remaining term of the terminated swap. At December 31, 2008, other accumulated other comprehensive income included $760,000 of unrealized loss, net of tax, related to the terminated swap.
During 2009, the Company estimates that $7.0 million of unrealized losses will be reclassified from accumulated other comprehensive income to interest expense.
The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with a third party. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases, the derivatives have mirror-image terms, which results in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image or there are differences in counterparty credit risk, changes in fair value will not completely offset, resulting in some earnings impact each period. At December 31, 2008, the aggregate notional value of interest rate swaps with various commercial borrowers totaled $101.1 million and the aggregate notional value of mirror-image interest rate swaps with third parties also totaled $101.1 million. These interest rate swaps mature between August 2010 and May 2016. These swaps were reported on the Company’s balance sheet at December 31, 2008, by a derivative asset of $9.1 million and a derivative liability of $9.3 million. At December 31, 2007, the aggregate notional value of interest rate swaps with various commercial borrowers totaled $32.6 million and the aggregate notional value of the mirror-image swaps totaled $32.6 million. At December 31, 2007, these swaps reported on the Company’s balance sheet by a derivative asset of $1.7 million and a derivative liability of $1.6 million. These interest rate swaps are not reflected in the above table.

94	Wintrust Financial Corporation

Mortgage Banking Derivatives
Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships pursuant to SFAS 133. At December 31, 2008, the Company had a notional amount of approximately $176.1 million of interest rate lock commitments and $237.3 million of forward commitments for the future delivery of residential mortgage loans. At December 31, 2008, the fair value of these mortgage banking derivatives was reflected by a derivative asset of $457,000 and a derivative liability of $577,000. At December 31, 2007, the Company had a notional amount of approximately $113.6 million of interest rate lock commitments and $218.9 million of forward commitments for the future delivery of residential mortgage loans. At December 31, 2007, the fair value of these mortgage banking derivatives was reflected by a derivative asset of $528,000 and a derivative liability of $543,000. Fair values were estimated based on changes in mortgage rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133 and, accordingly, changes in the fair value of these contracts are recognized as non-interest income. There were no covered call options outstanding as of December 31, 2008 or 2007.
The Company has also used interest rate caps to hedge cash flow variability of certain deposit products. However, no interest rate cap contracts were entered into in 2008 or 2007, and the Company had no interest rate cap contracts outstanding at December 31, 2008 or December 31, 2007.
(22) Fair Value of Financial Instruments
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
Available-for-sale and Trading account securities. Fair values for available-for-sale and trading account securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers.
Mortgage loans held-for-sale. Mortgage loans originated by WMC on or after January 1, 2008 are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

2008 Annual Report	95

Derivative instruments. The Company’s derivative instruments include interest rate swaps, commitments to fund mortgages for sale into the secondary market (interest rate locks) and forward commitments to end investors for the sale of mortgage loans. Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives is based on changes in mortgage rates from the date of the commitments.
Nonqualified deferred compensation assets. The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds.
Retained interests from the sale of premium finance receivables. The fair value of retained interests, which include servicing rights and interest only strips, from the sale of premium finance receivables are based on certain observable inputs such as interest rates and credits spreads, as well as unobservable inputs such as prepayments, late payments and estimated net charge-offs.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities(1)	$706,288	$—	$665,296	$40,992
Trading account securities	4,399	297	1,027	3,075
Mortgage loans held-for-sale	51,029	—	51,029	—
Mortgage servicing rights	3,990	—	—	3,990
Nonqualified deferred compensation assets	2,279	—	2,279	—
Derivative assets	9,572	—	9,572	—
Retained interests from the sale of premium finance receivables	1,229	—	—	1,229

Total	$778,786	$297	$729,203	$49,286

Derivative liabilities	$29,185	$—	$29,185	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of December 31, 2008 for mortgage loans held-for-sale measured at fair value under SFAS 159 was $49.9 million while the aggregate fair value of mortgage loans held-for-sale was $51.0 million as shown in the above table. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2008.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2008 are summarized as follows:

	Available-	Trading	Mortgage
	for-sale	account	servicing	Retained
(Dollars in thousands)	securities	securities	rights	interests

Balance at December 31, 2007	$95,514	$—	$4,730	$4,480
Total net gains ncluded in:
Net income (loss)(1)	—	—	(740)	5,728
Other comprehensive income	—	—	—	—
Purchases, issuances and settlements, net	220,192	3,075	—	(8,979)
Net transfers into/(out) of Level 3	(274,714)	—	—	—

Balance at December 31, 2008	$40,992	$3,075	$3,990	$1,229

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income while gains for retained interests are recorded as a component of gain on sales of premium finance receivables in non-interest income.

96	Wintrust Financial Corporation

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2008.

					Year Ended
					December 31, 2008
	December 31, 2008				Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Losses Recognized

Impaired loans	$113,709	$—	$—	$113,709	$15,882

Impaired loans. A loan is considered to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. As stated in SFAS 157, impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate collateral-dependant impaired loans.
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 were as follows:

	At December 31, 2008		At December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets:
Cash and cash equivalents	$445,904	445,904	261,154	261,154
Interest bearing deposits with banks	123,009	123,009	10,410	10,410
Available-for-sale securities	784,673	784,673	1,303,837	1,303,837
Trading account securities	4,399	4,399	1,571	1,571
Brokerage customer receivables	17,901	17,901	24,206	24,206
Mortgage loans held-for-sale, at fair value	51,029	51,029	—	—
Mortgage loans held-for-sale, at lower of cost or market	10,087	10,207	109,552	110,774
Loans, net of unearned income	7,621,069	7,988,028	6,801,602	7,040,983
Accrued interest receivable and other	122,235	122,235	120,629	120,629

Total financial assets	$9,180,306	9,547,385	8,632,961	8,873,564

Financial Liabilities:
Non-maturity deposits	$3,976,003	3,976,003	3,278,028	3,278,028
Deposits with stated maturities	4,400,747	4,432,388	4,193,413	4,209,146
Notes payable	1,000	1,000	60,700	60,700
Federal Home Loan Bank advances	435,981	484,528	415,183	428,779
Subordinated notes	70,000	70,000	75,000	75,000
Other borrowings	336,764	336,764	254,434	254,434
Junior subordinated debentures	249,515	205,252	249,662	261,811
Accrued interest payable	18,533	18,533	21,245	21,245

Total financial liabilities	$9,488,543	9,524,468	8,547,665	8,589,143

Derivative assets	9,572	9,572	2,183	2,183
Derivative liabilities	29,185	29,185	11,256	11,256

2008 Annual Report	97

The following methods and assumptions were used by the Company in estimating fair values of financial instruments that are not disclosed under SFAS 157.
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
Mortgage loans held-for-sale, at lower of cost or market. Fair value is based on either quoted prices for the same or similar loans or values obtained from third parties.
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
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows.
(23) Shareholders’ Equity
A summary of the Company’s common and preferred stock at December 31, 2008 and 2007 is as follows:

	2008	2007

Common Stock:
Shares authorized	60,000,000	60,000,000
Shares issued	26,610,714	26,281,296
Shares outstanding	23,756,674	23,430,490
Cash dividend per share	$0.36	$0.32

Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	300,000	—
Shares outstanding	300,000	—

The Company reserves shares of its authorized common stock specifically for its Stock Incentive Plan, its Employee Stock Purchase Plan and its Directors Deferred Fee and Stock Plan. The reserved shares and these plans are detailed in Note 18 –Employee Benefit and Stock Plans.
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, in exchange for aggregate consideration of $250 million, (i) 250,000 shares of the Company’s fixed rate cumulative perpetual preferred Stock, Series B, liquidation preference $1,000 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. The Series B Preferred Stock will pay a cumulative dividend at a coupon rate of 5% for the first five years and 9% thereafter. This investment can, with the approval of the Federal Reserve, be redeemed in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years at par value plus accrued and unpaid dividends.

98	Wintrust Financial Corporation

For as long as any shares of Series B Preferred Stock are outstanding, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock or other securities, including trust preferred securities, will be subject to restrictions. The U.S. Treasury’s consent is required for any increase in common dividends per share from the amount of the Company’s semiannual cash dividend of $0.18 per share, until the third anniversary of the purchase agreement with the U.S. Treasury unless prior to such third anniversary the Series B Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series B Preferred Stock to third parties.
In August 2008, the Company issued for $50 million, 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) in a private transaction. If declared, dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 38.8804 shares of common stock per share of Series A Preferred Stock. On and after August 26, 2010, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances.
In July 2006, the Company’s Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s outstanding common stock over 18 months. The Company repurchased a total of approximately 1.8 million shares at an average price of $45.74 per share under the July 2006 share repurchase plan. In April 2007, the Company’s Board of Directors terminated the prior plan and authorized the repurchase of up to an additional 1.0 million shares of the Company’s outstanding common stock over 12 months. The Company began to repurchase shares under the new plan in July 2007 and repurchased all 1.0 million shares at an average price of $37.57 per share during the third and fourth quarters of 2007. On January 24, 2008, the Company’s Board of Directors authorized the repurchase of up to an additional 1.0 million shares of its outstanding common stock over the following 12 months. No shares were repurchased under the January 2008 share repurchase plan and the Company’s Board of Directors retracted the authority to use this repurchase program in December of 2008.
At the January 2009 Board of Directors meeting, a semi-annual cash dividend of $0.18 per share ($0.36 on an annualized basis) was declared. It was paid on February 26, 2009 to shareholders of record as of February 12, 2009.
The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Unrealized net gains on available-for-sale securities	$12,703	16,552	3,222
Related tax expense	(4,838)	(6,512)	(1,160)

Net after tax unrealized gains on available-for-sale securities	7,865	10,040	2,062

Less: reclassification adjustment for net (losses) gains realized in net income during the year	(4,171)	2,997	17
Related tax benefit (expense)	1,607	(1,142)	(6)

Net after tax reclassification adjustment	(2,564)	1,855	11

Unrealized net gains on available-for-sale securities, net of reclassification adjustment	10,429	8,185	2,051

Net unrealized losses on derivatives used as cash flow hedges	(10,713)	(6,677)	(2,390)
Related tax benefit	3,654	2,581	911

Net unrealized losses on derivatives used as cash flow hedges	(7,059)	(4,096)	(1,479)

Total other comprehensive income	$3,370	4,089	572

A roll-forward of the change in accumulated other comprehensive loss for the years ending December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Accumulated other comprehensive loss at beginning of year	$(13,672)	(17,761)	(18,333)
Other comprehensive income	3,370	4,089	572

Accumulated other comprehensive loss at end of year	$(10,302)	(13,672)	(17,761)

Accumulated other comprehensive loss at December 31, 2008, 2007 and 2006 is comprised of the following components (in thousands):

	2008	2007	2006

Accumulated unrealized gains (losses) on securities available-for-sale	$2,331	(8,097)	(16,282)
Accumulated unrealized losses on derivatives used as cash flow hedges	(12,633)	(5,575)	(1,479)

Total accumulated other comprehensive loss at end of year	$(10,302)	(13,672)	(17,761)

2008 Annual Report	99

(24) Segment Information
The Company’s operations consist of four primary segments: banking, premium finance, Tricom and wealth management. Through its fifteen bank subsidiaries located in Chicago, suburban Chicago and southern Wisconsin communities, the Company provides traditional community banking products and services to individuals and businesses such as accepting deposits, advancing loans, administering ATMs, maintaining safe deposit boxes, and providing other related services. The premium finance operations consist primarily of financing the payment of commercial insurance premiums, on a national basis, through FIFC as well as the financing of life insurance policy premium for high net-worth individuals. Significant portions of the loans originated by FIFC are sold to the Banks and are retained in each of their loan portfolios. The Tricom segment encompasses the operations of the Company’s non-bank subsidiary that provides short-term accounts receivable financing and value-added out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients throughout the United States. The wealth management segment includes WHTC, WHAMC and WHI. WHTC offers trust and investment management services to existing customers of the Banks and targets affluent individuals and small to mid-size businesses whose needs command personalized attention by experienced trust and investment management professionals. WHI, a broker/dealer, provides a full-range of investment products and services tailored to meet the specific needs of individual and institutional investors, primarily in the Midwest. WHI also provides a full range of investment services to clients through a network of community-based financial institutions primarily in Illinois. WHAMC is a registered investment advisor and the investment advisory affiliate of WHI.
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

100	Wintrust Financial Corporation

The following is a summary of certain operating information for reportable segments (in thousands):

					Parent &
		Premium		Wealth	Intersegment
	Banking	Finance	Tricom	Management	Eliminations	Consolidated

2008
Net interest income (expense)	$237,404	70,858	3,406	18,643	(85,744)	244,567
Provision for credit losses	56,609	3,404	120	—	(2,692)	57,441
Noninterest income	70,097	2,524	2,941	36,333	(13,301)	98,594
Noninterest expense	192,762	13,324	5,044	37,528	6,421	255,079
Income tax expense (benefit)	20,136	22,482	477	7,065	(40,007)	10,153

Net income (loss)	$37,994	34,172	706	10,383	(62,767)	20,488

Total assets at end of year	$10,445,348	1,398,000	28,959	55,585	(1,269,566)	10,658,326

2007
Net interest income (expense)	$259,049	60,504	3,891	12,931	(74,825)	261,550
Provision for credit losses	14,326	1,917	120	—	(1,484)	14,879
Noninterest income	36,315	2,040	4,006	39,257	(1,530)	80,088
Noninterest expense	186,762	11,231	5,498	39,836	(392)	242,935
Income tax expense (benefit)	31,945	19,619	900	4,628	(28,921)	28,171

Net income (loss)	$62,331	29,777	1,379	7,724	(45,558)	55,653

Total assets at end of year	$9,334,725	1,123,177	41,551	63,479	(1,194,073)	9,368,859

2006
Net interest income (expense)	$235,166	42,376	3,914	6,347	(38,917)	248,886
Provision for credit losses	6,342	2,196	120	—	(1,601)	7,057
Noninterest income	40,625	2,883	4,598	38,021	5,105	91,232
Noninterest expense	175,088	10,593	5,370	39,177	(1,408)	228,820
Income tax expense (benefit)	33,274	12,882	1,207	1,933	(11,548)	37,748

Net income (loss)	$61,087	19,588	1,815	3,258	(19,255)	66,493

Total assets at end of year	$9,447,666	1,222,197	57,570	58,378	(1,213,959)	9,571,852

The premium finance segment information shown in the above tables was derived from internal profitability reports, which assumes that all loans originated and sold to the banking segment are retained within the segment that originated the loans. All related loan interest income, allocations for interest expense, provisions for credit losses and allocations for other expenses are included in the premium finance segment. The banking segment information also includes all amounts related to these loans, as these loans are retained within the Banks’ loan portfolios. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Accordingly, the intersegment eliminations include adjustments necessary for each category to agree with the related consolidated financial statements.
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

2008 Annual Report	101

(25) Condensed Parent Company Financial Statements
Condensed parent company only financial statements of Wintrust follow:
Balance Sheets
(in thousands):

	December 31,
	2008	2007

Assets
Cash	$189,677	735
Available-for-sale securities, at fair value	25,346	47,093
Investment in and receivables from subsidiaries	1,154,092	1,096,644
Goodwill	8,347	8,347
Other assets	43,230	23,650

Total assets	$1,420,692	1,176,469

Liabilities and Shareholders’ Equity
Other liabilities	$31,766	19,437
Notes payable	1,000	60,700
Subordinated notes	70,000	75,000
Other borrowings	1,839	32,115
Junior subordinated debentures	249,515	249,662
Shareholders’ equity	1,066,572	739,555

Total liabilities and shareholders’ equity	$1,420,692	1,176,469

Statements of Income
(in thousands):

	Years Ended December 31,
	2008	2007	2006

Income
Dividends and interest from subsidiaries	$73,416	106,094	76,947
Trading revenue	—	—	8,738
(Losses) gains on available-for-sale securities, net	(6,262)	2,508	121
Other income	917	4,456	1,976

Total income	68,071	113,058	87,782

Expenses
Interest expense	24,349	28,548	23,609
Salaries and employee benefits	6,678	6,307	7,071
Other expenses	7,705	6,555	5,445

Total expenses	38,732	41,410	36,125

Income before income taxes and equity in undistributed net income (loss) of subsidiaries	29,339	71,648	51,657
Income tax benefit	17,104	13,172	9,270

Income before equity in undistributed net (loss) income of subsidiaries	46,443	84,820	60,927
Equity in undistributed net (loss) income of subsidiaries	(25,955)	(29,167)	5,566

Net income	$20,488	55,653	66,493

102	Wintrust Financial Corporation

Statements of Cash Flows
(in thousands):

	Years Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$20,488	55,653	66,493
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss (gain) on available-for-sale securities, net	6,262	(2,508)	(121)
Gain on sale of land	—	(2,610)	—
Depreciation and amortization	418	101	288
Stock-based compensation expense	3,577	3,253	4,117
Deferred income tax (benefit) expense	(3,588)	(2,007)	2,386
Tax benefit from stock-based compensation arrangements	355	2,024	5,281
Fair market value change of interest rate swaps	—	—	(1,809)
Excess tax benefits from stock-based compensation arrangements	(693)	(1,036)	(4,565)
Increase in other assets	(6,413)	(5,610)	(18,986)
(Decrease) increase in other liabilities	(4,044)	6,626	8,363
Equity in undistributed net loss (income) of subsidiaries	25,955	29,167	(5,566)

Net cash provided by operating activities	42,317	83,053	55,881

Investing activities:
Capital contributions to subsidiaries	(54,750)	(39,156)	(89,300)
Cash paid for business combinations, net	—	—	(56,821)
Other investing activity, net	1,807	28,516	(49,233)

Net cash used for investing activities	(52,943)	(10,640)	(195,354)

Financing activities:
(Decrease) increase in notes payable and other borrowings, net	(89,938)	33,772	56,165
Proceeds from issuance of subordinated note	—	—	25,000
Repayment of subordinated note	(5,000)	—	(8,000)
Net proceeds from issuance of preferred stock	299,258	—	—
Net proceeds from issuance of junior subordinated debentures	—	—	50,000
Redemption of junior subordinated debentures, net	—	—	(31,050)
Issuance of common stock, net of issuance costs	—	—	11,584
Issuance of common stock resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,680	6,550	8,465
Excess tax benefits from stock-based compensation arrangements	693	1,036	4,565
Dividends paid	(9,031)	(7,831)	(6,961)
Treasury stock purchases	(94)	(105,853)	(16,343)

Net cash provided by (used for) financing activities	199,568	(72,326)	93,425

Net increase (decrease) in cash	188,942	87	(46,048)
Cash at beginning of year	735	648	46,696

Cash at end of year	$189,677	735	648

2008 Annual Report	103

(26) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for 2008, 2007 and 2006 (in thousands, except per share data):

			2008	2007	2006

Net income			$20,488	55,653	66,493
Dividends on preferred shares			2,076	—	—

Net income applicable to common shares	(A	)	$18,412	55,653	66,493

Average common shares outstanding	(B	)	23,624	24,107	25,011
Effect of dilutive potential common shares			507	781	916

Weighted average common shares and effect of dilutive potential common shares	(C	)	24,131	24,888	25,927

Net income per common share — Basic	(A/B	)	$0.78	2.31	2.66
Net income per common share — Diluted	(A/C	)	$0.76	2.24	2.56

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock and shares to be issued under the SPP and the DDFS Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would increase the income per share, net income applicable to common shares is adjusted by the associated preferred dividends.
(27) Quarterly Financial Summary (Unaudited)
The following is a summary of quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	2008 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$136,176	126,160	126,569	125,818	152,307	152,888	154,645	151,717
Interest expense	74,434	66,760	65,889	63,073	87,637	87,633	88,458	86,279

Net interest income	61,742	59,400	60,680	62,745	64,670	65,255	66,187	65,438
Provision for credit losses	8,555	10,301	24,129	14,456	1,807	2,490	4,365	6,217

Net interest income after provision for credit losses	53,187	49,099	36,551	48,289	62,863	62,765	61,822	59,221
Non-interest income, excluding net securities (losses) gains	25,889	33,148	20,995	22,733	19,686	20,658	11,613	25,134
Net securities (losses) gains	(1,333)	(140)	920	(3,618)	47	192	(76)	2,834
Non-interest expense	62,833	64,585	62,984	64,677	59,744	60,138	59,487	63,566

Income (loss) before income taxes	14,910	17,522	(4,518)	2,727	22,852	23,477	13,872	23,623
Income tax expense (benefit)	5,205	6,246	(2,070)	772	8,171	8,067	3,953	7,980

Net income (loss)	$9,705	11,276	(2,448)	1,955	14,681	15,410	9,919	15,643

Dividends on preferred shares	—	—	544	1,532	—	—	—	—

Net income (loss) applicable to common shares	$9,705	11,276	(2,992)	423	14,681	15,410	9,919	15,643

Net income (loss) per common share:
Basic	$0.41	0.48	(0.13)	0.02	0.59	0.64	0.42	0.67
Diluted	$0.40	0.47	(0.13)	0.02	0.57	0.62	0.40	0.65
Cash dividends declared per common share	$0.18	—	0.18	—	0.16	—	0.16	—

104	Wintrust Financial Corporation

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control –Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer

Lake Forest, Illinois
February 27, 2009

2008 Annual Report	105

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Wintrust Financial Corporation
We have audited Wintrust Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wintrust Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Wintrust Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Wintrust Financial Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Wintrust Financial Corporation and our report dated February 27, 2009 expressed an unqualified opinion thereon.
Chicago, Illinois
February 27, 2009

106	Wintrust Financial Corporation

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 28, 2009 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the Nas-daq National Market. The code applies to all of the Company’s directors, officers and employees and is included as Exhibit 14.1 and posted on the Company’s website (www.wintrust.com). The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.
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

2008 Annual Report	107

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.
The following table summarizes information as of December 31, 2008, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
			Number of securities
			remaining available
	Number of		for future issuance
	securities to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
• WTFC 1997 Stock Incentive Plan, as amended	2,242,289	$33.72	—
• WTFC 2007 Stock Incentive Plan	296,015	$22.21	140,044
• WTFC Employee Stock Purchase Plan	—	—	81,680
• WTFC Directors Deferred Fee and Stock Plan	—	—	345,271

	2,538,304	$32.37	566,995

Equity compensation plans not approved by security holders(1)
• N/A	—	—	—

Total	2,538,304	$32.37	566,995

(1)	Excludes 112,867 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc., Village Bancorp, Inc., Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc. and Hinsbrook Bancshares, Inc. The weighted average exercise price of those options is $25.36. No additional awards will be made under these plans.

108	Wintrust Financial Corporation

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

2008 Annual Report	109

Exhibits
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Report.
1.,2.	Financial Statements and Schedules

The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•	Consolidated Statements of Condition as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3.	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated Certificate of Designations of Wintrust Financial Corporation filed on December 18, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

3.4	Certificate of Designations of Wintrust Financial Corporation filed on December 18, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

3.5	Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.2	Warrant to purchase 1,643,295 shares of Wintrust Financial Corporation common stock issued to the U.S. Department of Treasury on December 19, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

110	Wintrust Financial Corporation

10.4	Credit Agreement, dated as of November 1, 2005, among Wintrust Financial Corporation, the various financial institutions party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 15, 2005).

10.5	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.6	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.7	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ending June 30, 2003).

10.8	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.9	$25.0 million Subordinated Note between Win-trust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.10	Amended and Restated $1.0 million Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated as of May 29, 2005, executed August 26, 2005 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.11	Amended and Restated Pledge and Security Agreement dated as of May 29, 2005, executed August 26, 2005, between Wintrust Financial Corporation and LaSalle Bank, National Association (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.12	Amended and Restated Collateral Safekeeping Agreement dated as of May 29, 2005, executed August 26, 2005, among Wintrust Financial Corporation, LaSalle Bank, National Association and Standard Federal Bank, N.A. (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ending September 30, 2005).

10.13	Amended and Restated Confirmation, dated as of December 14, 2005, between Wintrust Financial Corporation and RBC Capital Markets Corporation as agent for Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2005).

10.14	Indenture dated as of September 1, 2006, between Wintrust Financial Corporation and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.15	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among Wintrust Financial Corporation, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.16	Guarantee Agreement, dated as of September 1, 2006, between Wintrust Financial Corporation, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.17	Fourth Amendment dated March 9, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association in its individual capacity (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2007).

2008 Annual Report	111

10.18	Form of Wintrust Financial Corporation Warrant Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant’s Form S 4 Registration Statement (No. 333-4645), filed with the Securities and Exchange Commission on July 22, 1996).*

10.19	Amended and Restated Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.20	Amended and Restated Employment Agreement entered into between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.21	Amended and Restated Employment Agreement entered into between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.22	Amended and Restated Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange commission on December 24, 2008).*

10.23	Amended and Restated Employment Agreement entered into between the Company and John S. Fleshood, dated December 19, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.24	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.25	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2000).*

10.26	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of Form S-8 filed July 1, 2004.).*

10.27	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of Form S-8 filed July 1, 2004.).*

10.28	Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2007).*

10.29	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.30	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.31	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ending December 31, 2006).*

10.32	Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K for the year ending December 31, 2006).*

10.33	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.34	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.35	Wintrust Financial Corporation Cash Incentive and Retention Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2008).*

112	Wintrust Financial Corporation

10.36	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.37	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.38	Sixth Amendment dated as of June 24, 2008, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association, in its individual capacity (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.39	Form of Senior Executive Officer Capital Purchase Program Waiver, executed by each of Messrs. David A. Dykstra, John S. Fleshood, Richard B. Murphy, David L. Stoehr and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.40	Form of Senior Executive Officer Capital Purchase Program Letter Agreement, executed by each of Messrs. David A. Dykstra, John S. Fleshood, Richard B. Murphy, David L. Stoehr, and Edward J. Wehmer with Wintrust Financial Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.41	Investment Agreement dated as of August 26, 2008 between Wintrust Financial Corporation and CIVC-WTFC LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

10.42	Seventh Amendment dated as of August 31, 2008 to Credit Agreement dated as of November 1, 2005, between Wintrust Financial Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

10.43	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated December 19, 2008, between Win-trust Financial Corporation and the United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the related warrant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

13.1	2008 Annual Report to Shareholders

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the year ending December 31, 2005)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment dated as of June 1, 2006, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation, the various financial institutions party thereto and LaSalle Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company’s Form 10-K for the year ending December 31, 2006).

99.2	Second Amendment dated as of August 1, 2006, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association, in its individual capacity (incorporated by reference to Exhibit 99.2 of the Company’s Form 10-K for the year ending December 31, 2006).

2008 Annual Report	113

99.3	Third Amendment dated as of January 1, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association, in its individual capacity (incorporated by reference to Exhibit 99.3 of the Company’s Form 10-K for the year ending December 31, 2006).

99.4	Fifth Amendment dated June 1, 2007, to Credit Agreement dated as of November 1, 2005, among Wintrust Financial Corporation and LaSalle Bank National Association in its individual capacity (incorporated by reference to Exhibit 99.1 of the Company’s Form 10-Q for the quarter ended June 30, 2007).

114	Wintrust Financial Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Edward J. Wehmer	/s/ EDWARD J. WEHMER President and Chief Executive Officer	March 2, 2009

David L. Stoehr	/s/ DAVID L. STOEHR Executive Vice President and	March 2, 2009
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Peter D. Crist	/s/ PETER D. CRIST Chairman of the Board of Directors	March 2, 2009

Edward J. Wehmer	/s/ EDWARD J. WEHMER President and CEO and Director	March 2, 2009

Allan E. Bulley, Jr.	/s/ ALLAN E. BULLEY, JR. Director	March 2, 2009

Bruce K. Crowther	/s/ BRUCE K. CROWTHER Director	March 2, 2009

Joseph F. Damico	/s/ JOSEPH F. DAMICO Director	March 2, 2009

Bert A. Getz, Jr.	/s/ BERT A. GETZ, JR. Director	March 2, 2009

H. Patrick Hackett, Jr.	/s/ H. PATRICK HACKETT, JR. Director	March 2, 2009

Scott K. Heitmann	/s/ SCOTT K. HEITMANN Director	March 2, 2009

Charles H. James III	/s/ CHARLES H. JAMES III Director	March 2, 2009

Albin F. Moschner	/s/ ALBIN F. MOSCHNER Director	March 2, 2009

Thomas J. Neis	/s/ THOMAS J. NEIS Director	March 2, 2009

Hollis W. Rademacher	/s/ HOLLIS W. RADEMACHER Director	March 2, 2009

Ingrid S. Stafford	/s/ INGRID S. STAFFORD Director	March 2, 2009

2008 Annual Report	115