Form 10-Q
period 2009-03-31
WINTRUST FINANCIAL CORP
filed 2009-05-11
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock — no par value, 23,973,495 shares, as of May 7, 2009

Page
PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements.	1-23

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24-51

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	52-53

ITEM 4. Controls and Procedures.	54

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings.	NA

ITEM 1A. Risk Factors.	55

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	55

ITEM 3. Defaults Upon Senior Securities.	NA

ITEM 4. Submission of Matters to a Vote of Security Holders.	NA

ITEM 5. Other Information.	NA

ITEM 6. Exhibits.	55

Signatures.	56
EX-10.1:
EX-31.1:
EX-31.2:
EX-32.1:

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Assets
Cash and due from banks	$122,207	$219,794	$160,890
Federal funds sold and securities purchased under resale agreements	98,454	226,110	280,408
Interest bearing deposits with banks	266,512	123,009	11,280
Available-for-sale securities, at fair value	1,413,576	784,673	1,110,854
Trading account securities	13,815	4,399	1,185
Brokerage customer receivables	15,850	17,901	22,786
Mortgage loans held-for-sale, at fair value	207,107	51,029	86,634
Mortgage loans held-for-sale, at lower of cost or market	11,600	10,087	15,690
Loans, net of unearned income	7,841,447	7,621,069	6,874,916
Less: Allowance for loan losses	74,248	69,767	53,758

Net loans	7,767,199	7,551,302	6,821,158
Premises and equipment, net	349,245	349,875	344,863
Accrued interest receivable and other assets	263,145	240,664	188,607
Trade date securities receivable	—	788,565	395,041
Goodwill	276,310	276,310	276,121
Other intangible assets	13,921	14,608	16,949

Total assets	$10,818,941	$10,658,326	$9,732,466

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$745,194	$757,844	$670,433
Interest bearing	7,880,783	7,618,906	6,813,149

Total deposits	8,625,977	8,376,750	7,483,582

Notes payable	1,000	1,000	70,300
Federal Home Loan Bank advances	435,981	435,981	434,482
Other borrowings	250,488	336,764	293,091
Subordinated notes	70,000	70,000	75,000
Junior subordinated debentures	249,502	249,515	249,621
Trade date securities payable	7,170	—	236,217
Accrued interest payable and other liabilities	115,596	121,744	136,880

Total liabilities	9,755,714	9,591,754	8,979,173

Shareholders’ equity:
Preferred stock	282,662	281,873	—
Common stock	26,766	26,611	26,416
Surplus	575,166	571,887	544,594
Treasury stock	(122,302)	(122,290)	(122,252)
Retained earnings	315,855	318,793	314,038
Accumulated other comprehensive loss	(14,920)	(10,302)	(9,503)

Total shareholders’ equity	1,063,227	1,066,572	753,293

Total liabilities and shareholders’ equity	$10,818,941	$10,658,326	$9,732,466

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008

Interest income
Interest and fees on loans	$106,887	$118,953
Interest bearing deposits with banks	660	120
Federal funds sold and securities purchased under resale agreements	61	634
Securities	14,327	16,081
Trading account securities	24	31
Brokerage customer receivables	120	357

Total interest income	122,079	136,176

Interest expense
Interest on deposits	45,953	61,430
Interest on Federal Home Loan Bank advances	4,453	4,556
Interest on notes payable and other borrowings	1,870	2,770
Interest on subordinated notes	580	1,087
Interest on junior subordinated debentures	4,441	4,591

Total interest expense	57,297	74,434

Net interest income	64,782	61,742
Provision for credit losses	14,473	8,555

Net interest income after provision for credit losses	50,309	53,187

Non-interest income
Wealth management	5,926	7,865
Mortgage banking	16,232	6,096
Service charges on deposit accounts	2,970	2,373
Gain on sales of premium finance receivables	322	1,141
Losses on available-for-sale securities, net	(2,038)	(1,333)
Other	13,015	8,430

Total non-interest income	36,427	24,572

Non-interest expense
Salaries and employee benefits	44,820	36,672
Equipment	3,938	3,926
Occupancy, net	6,190	5,867
Data processing	3,136	2,798
Advertising and marketing	1,095	999
Professional fees	2,883	2,068
Amortization of other intangible assets	687	788
Other	14,213	9,731

Total non-interest expense	76,962	62,849

Income before taxes	9,774	14,910
Income tax expense	3,416	5,205

Net income	6,358	9,705

Dividends on preferred shares	5,000	—

Net income applicable to common shares	$1,358	$9,705

Net income per common share — Basic	$0.06	$0.41

Net income per common share — Diluted	$0.06	$0.40

Cash dividends declared per common share	$0.18	$0.18

Weighted average common shares outstanding	23,855	23,518
Dilutive potential common shares	221	582

Average common shares and dilutive common shares	24,076	24,100

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other
						Compre-	Total
	Preferred	Common		Treasury	Retained	hensive	Shareholders’
(In thousands)	Stock	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	$—	$26,281	$539,586	$(122,196)	$309,556	$(13,672)	$739,555

Comprehensive income:
Net income	—	—	—	—	9,705	—	9,705
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	8,091	8,091
Unrealized losses on derivative Instruments	—	—	—	—	—	(3,922)	(3,922)

Comprehensive income						—	13,874

Cash dividends declared on common stock	—	—	—	—	(4,231)	—	(4,231)
Common stock repurchases	—	—	—	(56)	—	—	(56)
Stock-based compensation	—	—	2,498	—	—	—	2,498
Cumulative effect of change in accounting for split-dollar life insurance		—	—	—	—	(992)	(992)
Common stock issued for:							—
Exercise of stock options and warrants	—	62	1,703	—	—	—	1,765
Restricted stock awards	—	44	(324)	—	—	—	(280)
Director compensation plan		29	1,131	—	—	—	1,160

Balance at March 31, 2008	$—	$26,416	$544,594	$(122,252)	$314,038	$(9,503)	$753,293

Balance at December 31, 2008	$281,873	$26,611	$571,887	$(122,290)	$318,793	$(10,302)	$1,066,572
Comprehensive income:
Net income	—	—	—	—	6,358	—	6,358
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(5,694)	(5,694)
Unrealized gains on derivative instruments	—	—	—	—	—	1,076	1,076

Comprehensive income							1,740

Cash dividends declared on common stock	—	—	—	—	(4,296)	—	(4,296)
Dividends on preferred stock	789	—	—	—	(5,000)	—	(4,211)
Common stock repurchases	—	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,772	—	—	—	1,772
Common stock issued for:
Exercise of stock options and warrants	—	46	575	—	—	—	621
Restricted stock awards	—	60	(705)	—	—	—	(645)
Director compensation plan	—	49	1,637	—	—	—	1,686

Balance at March 31, 2009	$282,662	$26,766	$575,166	$(122,302)	$315,855	$(14,920)	$1,063,227

	Three Months Ended March 31,
	2009	2008
Other Comprehensive Income:
Unrealized (losses) gains on available-for-sale securities arising during the period, net	$(11,314)	$11,434
Unrealized gains (losses) on derivative instruments arising during the period, net	1,707	(6,380)
Less: Reclassification adjustment for losses included in net income, net	(2,038)	(1,333)
Less: Income tax (benefit) expense	(2,951)	2,218

Other Comprehensive (loss) income	$(4,618)	$4,169

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Operating Activities:
Net income	$6,358	$9,705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,473	8,555
Depreciation and amortization	5,109	5,018
Stock-based compensation expense	1,772	2,498
Tax (expense) benefit from stock-based compensation arrangements	(576)	555
Excess tax benefits from stock-based compensation arrangements	(68)	(394)
Net (accretion) amortization of premium on securities	(158)	(286)
Mortgage servicing rights fair value change and amortization, net	1,659	829
Originations and purchases of mortgage loans held-for-sale	(1,245,129)	(462,860)
Proceeds from sales of mortgage loans held-for-sale	1,099,747	473,723
Bank owned life insurance income, net of claims	(286)	(613)
Gain on sales of premium finance receivables	(322)	(1,141)
(Increase) decrease in trading securities, net	(9,416)	386
Net decrease in brokerage customer receivables	2,051	1,420
Gain on mortgage loans sold	(12,209)	(3,635)
Losses on available-for-sale securities, net	2,038	1,333
Loss on sales of premises and equipment, net	11	—
(Increase) decrease in accrued interest receivable and other assets, net	490	(2,865)
(Decrease) increase in accrued interest payable and other liabilities, net	(2,004)	15,846

Net Cash (Used for) Provided by Operating Activities	(136,460)	48,074

Investing Activities:
Proceeds from maturities of available-for-sale securities	665,932	364,956
Proceeds from sales of available-for-sale securities	992,398	187,292
Purchases of available-for-sale securities	(1,504,650)	(400,110)
Proceeds from sales of premium finance receivables	—	114,805
Net increase in interest-bearing deposits with banks	(143,503)	(870)
Net increase in loans	(251,507)	(200,808)
Purchases of premises and equipment, net	(3,766)	(9,896)

Net Cash (Used for) Provided by Investing Activities	(245,096)	55,369

Financing Activities:
Increase in deposit accounts	249,221	12,106
(Decrease) increase in other borrowings, net	(86,276)	38,657
Increase in notes payable, net	—	9,600
Increase in Federal Home Loan Bank advances, net	—	19,301
Issuance of preferred stock, net of issuance costs	—	—
Excess tax benefits from stock—based compensation arrangements	68	394
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	553	930
Common stock repurchases	(12)	(56)
Dividends paid	(7,241)	(4,231)

Net Cash Provided by Financing Activities	156,313	76,701

Net (Decrease) Increase in Cash and Cash Equivalents	(225,243)	180,144
Cash and Cash Equivalents at Beginning of Period	445,904	261,154

Cash and Cash Equivalents at End of Period	$220,661	$441,298

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
In May 2004, the Company acquired Wintrust Mortgage Corporation (“WMC”) (formerly known as WestAmerica Mortgage Company) and its affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WMC engages primarily in the origination and purchase of residential mortgages for sale into the secondary market. WMC maintains principal origination offices in ten states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WMC is a wholly-owned subsidiary of Barrington Bank. Guardian provided document preparation and other loan closing services to WMC and a network of mortgage brokers. Guardian was merged into Barrington Bank in November 2008. In December 2008, WMC acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”).
Wintrust Information Technology Services Company (“WITS”) provides information technology support, item capture, imaging and statement preparation services to the Wintrust subsidiaries and is a wholly-owned subsidiary of Wintrust.
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2008. Operating results reported for the three-month period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) of the Company’s 2008 Form 10-K.
(2) Recent Accounting Developments
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends and clarifies SFAS No. 141(R), “Business Combinations” (SFAS 141R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141R-1 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company did not early adopt this FSP. The adoption will expand the Company’s disclosures regarding the use of fair value in interim periods. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company did not early adopt this FSP. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company did not early adopt this FSP. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). Effective for fiscal years and interim periods beginning after November 15, 2008, SFAS 161 amends and expands the disclosure requirements of Statement No. 133 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and how derivative instruments and related items affect an entity’s financial position, financial performance and cash flows. SFAS 161 only relates to disclosures and did not have an impact on the Company’s financial condition or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in a transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. SFAS 141R eliminates separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors will be incorporated directly into the fair value of the loans recorded at the acquisition date. SFAS 141R is effective for business combinations occurring after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s financial statements.

(3) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.
(4) Available-for-sale Securities
The following table is a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2009		December 31, 2008		March 31, 2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury	$122,160	$120,287	$—	$—	$—	$—
U.S. Government agencies	605,911	604,336	297,191	298,729	195,457	196,094
Municipal	66,223	67,093	59,471	59,295	58,458	58,753
Corporate notes and other debt	82,301	72,145	36,157	28,041	43,997	40,339
Mortgage-backed	426,646	437,261	272,492	285,307	698,594	701,482
Federal Reserve/FHLB stock and other equity securities	115,663	112,454	115,414	113,301	114,507	114,186

Total available-for-sale securities	$1,418,904	$1,413,576	$780,725	$784,673	$1,111,013	$1,110,854

The fair value of available-for-sale securities includes investments totaling approximately $18.3 million with unrealized losses of $5.4 million, which have been in an unrealized loss position for greater than 12 months. Available-for-sale securities are reviewed for possible OTTI on a quarterly basis. During this review, the Company considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. The Company also assesses the nature of the unrealized losses taking into consideration market factors, such as the widening of general credit spreads, the industry in which the issuer operates and market supply and demand, as well as the creditworthiness of the issuer. As a result of OTTI reviews during the three months ended March 31, 2009 and 2008, the Company recognized $2.1 million and $1.9 million, respectively, of OTTI losses on certain corporate notes and other debt securities. The Company concluded that none of the other unrealized losses on the available-for-sale securities portfolio represents an OTTI as of March 31, 2009 and 2008. The Company has the intent and ability to hold these investments until such time as the values recover or until maturity.

(5) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Balance:
Commercial and commercial real estate	$4,933,355	$4,778,664	$4,534,383
Home equity	920,412	896,438	695,446
Residential real estate	280,808	262,908	233,556
Premium finance receivables	1,418,156	1,346,586	1,017,011
Indirect consumer loans	154,257	175,955	230,771
Other loans	134,459	160,518	163,749

Total loans, net of unearned income	$7,841,447	$7,621,069	$6,874,916

Mix:
Commercial and commercial real estate	63%	63%	66%
Home equity	12	12	10
Residential real estate	4	3	3
Premium finance receivables	18	18	15
Indirect consumer loans	2	2	4
Other loans	1	2	2

Total loans, net of unearned income	100%	100%	100%

Indirect consumer loans include auto, boat, snowmobile and other indirect consumer loans. Premium finance receivables are recorded net of unearned income. The unearned income portions of premium finance receivables were $28.8 million at March 31, 2009, $27.1 million at December 31, 2008 and $21.8 million at March 31, 2008. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $9.6 million at March 31, 2009, $9.4 million at December 31, 2008 and $7.4 million at March 31, 2008.
(6) Deposits
The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Balance:
Non-interest bearing deposits	$745,194	$757,844	$670,433
NOW accounts	1,064,663	1,040,105	1,013,603
Wealth management deposits	833,291	716,178	647,798
Money market accounts	1,313,157	1,124,068	797,215
Savings accounts	406,376	337,808	325,096
Time certificates of deposit	4,263,296	4,400,747	4,029,437

Total deposits	$8,625,977	$8,376,750	$7,483,582

Mix:
Non-interest bearing deposits	9%	9%	9%
NOW accounts	12	12	13
Wealth management deposits	10	9	9
Money market accounts	15	13	11
Savings accounts	5	4	4
Time certificates of deposit	49	53	54

Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of Wayne Hummer Trust Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the Banks.

(7) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
     The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Notes payable	$1,000	$1,000	$70,300
Federal Home Loan Bank advances	435,981	435,981	434,482

Other borrowings:
Federal funds purchased	—	—	639
Securities sold under repurchase agreements	248,660	334,925	290,585
Other	1,828	1,839	1,867

Total other borrowings	250,488	336,764	293,091

Subordinated notes	70,000	70,000	75,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$757,469	$843,745	$872,873

The $1.0 million balance at March 31, 2009 represents the outstanding balance on a $101.0 million loan agreement (“Agreement”) with an unaffiliated bank. The Agreement consists of a $100.0 million revolving note, with a maturity date of August 31, 2009, and a $1.0 million note that matures on June 1, 2015. At March 31, 2009, there was no outstanding balance on the $100.0 million revolving note. Interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 200 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The Agreement is secured by the stock of some of the Banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. On May 11, 2009 the Company and lender entered into an amendment to the Agreement which waived the prior violation of a debt covenant and amended the covenant to require that the Company have a return on assets in excess of zero percent based on quarterly regulatory filings through June 30, 2009 and in excess of 0.35 percent thereafter. The Agreement may be utilized, as needed, to provide capital to fund continued growth at the Company’s Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At March 31, 2009, securities sold under repurchase agreements represent $64.9 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $183.8 million of short-term borrowings from brokers.
The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of March 31, 2009 were $20.0 million, $25.0 million and $25.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to LIBOR plus 130 basis points.

(8) Junior Subordinated Debentures
As of March 31, 2009, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2009. The junior subordinated debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

	Trust	Junior		Contractual			Earliest
	Preferred	Subordinated	Rate	Interest Rate	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	at 3/31/09	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	4.34%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	4.02%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	3.82%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	3.27%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	2.67%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,186	L+3.00	4.17%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,186	L+3.00	4.17%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,164	L+3.00	4.22%	05/2004	05/2034	05/2009

Total		$249,502		4.24%

The junior subordinated debentures totaled $249.5 million at March 31, 2009 and December 31, 2008 and $249.6 million at March 31, 2008.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At March 31, 2009, the weighted average contractual interest rate on the junior subordinated debentures was 4.24%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on March 31, 2009, was 7.16%. Distributions on all issues are payable on a quarterly basis.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the junior subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part prior to maturity at any time after the earliest redemption dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve approval, if then required under applicable guidelines or regulations.
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

(9) Segment Information
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The parent and inter-segment eliminations reflect parent company information and inter-segment eliminations. In the first quarter of 2009, the Company combined the premium finance and Tricom segments into the specialty finance segment. Prior period information has been restated to reflect this change.
The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.) The following table presents a summary of certain operating information for each reportable segment for the three months ended for the period shown:

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2009	2008	Contribution	Contribution
Net interest income:
Banking	$61,809	$60,684	$1,125	2%
Specialty finance	19,015	17,543	1,472	8
Wealth management	6,492	4,806	1,686	35
Parent and inter-segment eliminations	(22,534)	(21,291)	(1,243)	6

Total net interest income	$64,782	$61,742	$3,040	5%

Non-interest income:
Banking	$23,476	$17,280	$6,196	36%
Specialty finance	804	1,855	(1,051)	(57)
Wealth management	8,004	9,685	(1,681)	(17)
Parent and inter-segment eliminations	4,143	(4,248)	8,391	(197)

Total non-interest income	$36,427	$24,572	$11,855	48%

Segment profit (loss):
Banking	$5,840	$14,557	$(8,717)	(60)%
Specialty finance	8,205	8,532	(327)	(4)
Wealth management	3,148	2,769	379	14
Parent and inter-segment eliminations	(10,835)	(16,153)	(5,318)	(33)

Total segment profit (loss)	$6,358	$9,705	$(3,347)	(34)%

Segment assets:
Banking	$10,703,998	$9,563,882	$1,140,116	12%
Specialty finance	1,493,495	1,097,674	395,821	36
Wealth management	52,867	61,293	8,426	(14)
Parent and inter-segment eliminations	(1,431,419)	(990,383)	(441,036)	45

Total segment assets	$10,818,941	$9,732,466	$1,086,475	11%

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
Interest Rate Swaps — Designated as Cash Flow Hedges
The tables below identify the Company’s interest rate swaps at March 31, 2009 and December 31, 2008, which were entered into to hedge certain LIBOR-based junior subordinated debentures and designated as cash flow hedges pursuant to SFAS 133 (dollars in thousands):

March 31, 2009
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(1,758)	1.22%	5.25%	Cash Flow
September 2011	40,000	(3,489)	1.22%	5.25%	Cash Flow
October 2011	25,000	(1,083)	1.09%	3.39%	Cash Flow
September 2013	50,000	(6,286)	1.32%	5.30%	Cash Flow
September 2013	40,000	(5,058)	1.22%	5.30%	Cash Flow

Total	$175,000	$(17,674)

1

December 31, 2008
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(1,902)	1.46%	5.25%	Cash Flow
September 2011	40,000	(3,789)	1.46%	5.25%	Cash Flow
October 2011	25,000	(1,104)	4.75%	3.39%	Cash Flow
September 2013	50,000	(6,916)	2.00%	5.30%	Cash Flow
September 2013	40,000	(5,603)	1.46%	5.30%	Cash Flow

Total	$175,000	$(19,314)

The fair values, or unrealized losses, of $17.7 million at March 31, 2009 and $19.3 million at December 31, 2008 are included in other liabilities. The Company estimates that $6.9 million of the unrealized loss at March 31, 2009, will be reclassified to interest expense over the next 12 months. The Company uses the hypothetical derivative method to assess and measure effectiveness. These hedges were considered highly effective during the quarter ended March 31, 2009, and none of the change in fair value of these derivatives was attributed to hedge ineffectiveness. The changes in fair value, net of tax, are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. Net cash flows from these interest rate swaps are included in interest expense on junior subordinated debentures.
In September 2008, the Company terminated an interest rate swap with a notional amount of $25.0 million (maturing in October 2011) that was designated in a cash flow hedge and entered into a new interest rate swap with another counterparty to effectively replace the terminated swap. The interest rate swap was terminated by the Company in accordance with the default provisions in the swap agreement. The unrealized loss on the interest rate swap at the date of termination is being amortized out of other comprehensive income to interest expense over the remaining term of the terminated swap. At March 31, 2009, other comprehensive income included $691,000 of unrealized loss, net of tax, related to the terminated swap. During the first quarter of 2009, $112,000 was reclassified from accumulated other comprehensive income to interest expense, and at March 31, 2009, accumulated other comprehensive income included $1.1 million of unrealized loss ($691,000 net of tax) related to the terminated swap.
A rollfoward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Unrealized gain (loss) at beginning of period	$(20,547)	$(9,067)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	$1,603	$262
Amount of gain (loss) recognized in other comprehensive income	$148	$(6,642)
Unrealized gain (loss) at end of period	$(18,796)	$(15,447)

Interest Rate Swaps — Not Designated as Hedging Instruments Under SFAS 133
The Company’s banking subsidiaries offer certain derivative products directly to qualified commercial borrowers. These transactions allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. The Company economically hedges customer derivative transactions by entering into offsetting derivatives executed with third parties upon the origination of a derivative contract with a customer. Derivative transactions executed as part of this program are not designated in SFAS 133 hedge relationships and are, therefore, marked-to-market through earnings each period. In most cases the derivatives have mirror-image terms, which result in the positions’ changes in fair value offsetting completely through earnings each period. However, to the extent that the derivatives are not a mirror-image, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these interest rate swaps are included in other non-interest income. The following table summarizes these interest rate swaps as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008
	Notional	Fair Value	Notional	Fair Value Gain
	Amount	Gain (Loss)	Amount	(Loss)

Interest rate swaps on variable rate loans
• with commercial borrowers	$123,851	$(9,752)	$101,136	$(9,295)
• mirror-image interest rate swaps with third party financial institutions	$123,851	$9,959	$101,136	$9,115

At March 31, 2009, other assets included $10.0 of derivative assets and other liabilities included $9.8 million of derivative liabilities related to these swap transactions. At December 31, 2008, other assets included $9.1 million of derivative assets and other liabilities included $9.3 million of derivative liabilities related to these interest rate swap transactions. At March 31, 2009, these interest rate swaps had maturity dates ranging from August 2010 to March 2019.

2

Mortgage Banking Derivatives
The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. These derivatives include commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The following table summarizes these mortgage banking derivatives as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
	Amount	Gains	Losses	Amount	Gains	Losses

Interest rate lock commitments	$600,280	$1,328	$(318)	$176,115	$55	$(387)
Forward commitments to sell mortgage loans	$814,408	$379	$(2,219)	$237,320	$402	$(190)

Totals		$1,707	$(2,537)		$457	$(577)

At March 31, 2009, other assets included $1.7 million of mortgage banking derivatives and other liabilities included $2.5 million of mortgage banking derivatives. At December 31, 2008, other assets included $457,000 of mortgage banking derivatives and other liabilities included $577,000 of mortgage banking derivatives. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Amounts included in the consolidated statement of income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended
	Location in
	income statement	March 31, 2009	March 31, 2008

Derivatives not designated in hedge relationships:
• Interest rate swaps	Other income	$724	$5
• Mortgage banking derivatives	Mortgage banking	$(708)	$27

Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. The Company recognized premium income from these call option transactions of $2.0 million and $6.8 in the first quarters of 2009 and 2008, respectively. There were no covered call options outstanding as of March 31, 2009, December 31, 2008 or March 31, 2008.

3

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
Mortgage loans held-for-sale — Mortgage loans originated by WMC on or after January 1, 2008 are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights — Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time.
Derivative instruments — The Company’s derivative instruments include interest rate swaps, commitments to fund mortgages for sale into the secondary market (interest rate locks) and forward commitments to end investors for the sale of mortgage loans. Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives is based on changes in mortgage rates from the date of the commitments.
Nonqualified deferred compensation assets — The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds.
Retained interests from the sale of premium finance receivables — The fair value of retained interests, which include servicing rights and interest only strips, from the sale of premium finance receivables are based on certain observable inputs such as interest rates and credits spreads, as well as unobservable inputs such as prepayments, late payments and estimated net charge-offs.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities (1)	$1,334,487	$—	$1,111,561	$222,926
Trading account securities	13,815	204	1,393	12,218
Mortgage loans held-for-sale	207,107	—	207,107	—
Mortgage servicing rights	4,163	—	—	4,163
Nonqualified deferred compensation assets	2,131	—	2,131	—
Derivative assets	11,666	—	11,666	—
Retained interests from the sale of premium finance receivables	301	—	—	301

Total	$1,573,670	$204	$1,333,858	$239,608

Derivative liabilities	$29,963	$—	$29,963	$—

	March 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities (1)	$1,033,031	$—	$837,682	$195,349
Trading account securities	1,185	116	1,044	25
Mortgage loans held-for-sale	86,634	—	86,634	—
Mortgage servicing rights	4,371	—	—	4,371
Nonqualified deferred compensation assets	2,895	—	2,895	—
Derivative assets	3,602	—	3,602	—
Retained interests from the sale of premium finance receivables	5,703	—	—	5,703

Total	$1,137,421	$116	$931,857	$205,448

Derivative liabilities	$19,072	$—	$19,072	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of March 31, 2009 and 2008 for mortgage loans held-for-sale measured at fair value under SFAS 159 was $202.1 million and $85.3 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $207.1 million and $86.6 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2009 and 2008.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2009 and 2008 are summarized as follows:

	Available-	Trading	Mortgage
	for-sale	Account	servicing	Retained
(Dollars in thousands)	securities	Securities	rights	Interests
Balance at January 1, 2009	$40,992	$3,075	$3,990	$1,229
Total net gains (losses) included in:
Net income (1)	—	8,675	173	—
Other comprehensive income	(1,313)	—	—	—
Purchases, issuances and settlements, net	183,515	468	—	(928)
Net transfers into/(out) of Level 3	(268)	—	—	—

Balance at March 31, 2009	$222,926	$12,218	$4,163	$301

Balance at January 1, 2008	$95,514	$—	$4,730	$4,480
Total net gains included in:
Net income (1)	—	—	(359)	2,955
Other comprehensive income	—	—	—	—
Purchases, issuances and settlements, net	103,407	25	—	(1,732)
Net transfers into/(out) of Level 3	(3,572)	—	—	—

Balance at March 31, 2008	$195,349	$25	$4,371	$5,703

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income, changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income while gains for retained interests are recorded as a component of gain on sales of premium finance receivables in non-interest income.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2009.

					Three Months
					Ended
	March 31, 2009				March 31, 2009
					Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Losses Recognized
Impaired loans	$151,290	$—	$—	$151,290	$4,066
Other real estate owned	41,517	—	$—	$41,517	$128

Total	$192,807	$—	$—	$192,807	$4,194

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
Other real estate owned - Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.
(12) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	December,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2008	Acquired	Losses	2009
Banking	$245,886	$—	$—	$245,886
Premium finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$276,310	$—	$—	$276,310

No adjustments were made to goodwill in the first three months of 2009. However, pursuant to the WMC transaction, Wintrust could still pay additional contingent consideration to former owners of Guardian as a result of attaining certain performance measures through June 2009. Additionally, pursuant to the PMP transaction, Wintrust could pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any payments would be reflected in the Banking segment’s goodwill.
A summary of finite-lived intangible assets as of March 31, 2009, December 31, 2008 and March 31, 2008 and the expected amortization as of March 31, 2009 is as follows (in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(3,127)	(3,079)	(2,873)

Net carrying amount	125	173	379

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918	27,918
Accumulated amortization	(14,122)	(13,483)	(11,348)

Net carrying amount	13,796	14,435	16,570

Total other intangible assets, net	$13,921	14,608	16,949

Estimated amortization

Actual in 3 months ended March 31, 2009	$687
Estimated remaining in 2009	2,030
Estimated — 2010	2,381
Estimated — 2011	2,253
Estimated — 2012	2,251
Estimated — 2013	2,235
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions since 2003 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $687,000 and $788,000 for the three months ended March 31, 2009 and 2008, respectively.

(13) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan provides for the issuance of up to 500,000 shares of common stock. All grants made in 2007 and 2008 were made pursuant to the 2007 Plan. As of March 31, 2009, 133,031 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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
Compensation cost charged to income for stock options was $891,000 in the first quarter of 2009 and $1.1 million in the first quarter of 2008. Compensation cost charged to income for restricted shares was $882,000 in the first quarter of 2009 and $1.4 million in the first quarter of 2008.
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
Stock-based compensation cost is measured as the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date. The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected term of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following assumptions were used to determine the fair value of options granted in the three months ending March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Expected dividend yield	2.6%	1.1%
Expected volatility	41.5%	32.3%
Risk-free rate	2.0%	3.3%
Expected option life (in years)	6.0	6.7

A summary of stock option activity under the Plans for the three months ended March 31, 2009 and March 31, 2008 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value(2)
Stock Options	Shares	Strike Price	Term(1)	($000)

Outstanding at January 1, 2009	2,388,174	$35.61
Granted	14,000	13.77
Exercised	(46,591)	11.89
Forfeited or canceled	(2,747)	12.90

Outstanding at March 31, 2009	2,352,836	$35.97	4.3	$299

Exercisable at March 31, 2009	1,942,205	$34.03	3.9	$299

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	53,450	31.81
Exercised	(61,908)	15.02
Forfeited or canceled	(8,820)	49.95

Outstanding at March 31, 2008	2,487,903	$35.13	5.1	$18,707

Exercisable at March 31, 2008	1,816,032	$30.61	4.5	$18,415

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2009 and 2008 was $4.44 and $10.95, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008, was $176,000 and $1.1 million, respectively.
A summary of restricted share award activity under the Plans for the three months ended March 31, 2009 and March 31, 2008, is presented below:

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	262,997	$44.09	308,627	$48.16
Granted	—	—	36,054	31.07
Vested (shares issued)	(59,635)	41.39	(43,628)	48.94
Forfeited	(298)	37.15	(2,474)	34.85

Outstanding at March 31	203,064	$45.00	298,579	$46.07

As of March 31, 2009, there was $9.4 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(14) Shareholders’ Equity and Earnings Per Share
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, in exchange for aggregate consideration of $250 million, (i) 250,000 shares of the Company’s fixed rate cumulative perpetual preferred Stock, Series B, liquidation preference $1,000 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. The Series B Preferred Stock will pay a cumulative dividend at a coupon rate of 5% for the first five years and 9% thereafter. This investment can, with the approval of the Federal Reserve, be redeemed.
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
In August 2008, the Company issued for $50 million, 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) in a private transaction. If declared, dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. On and after August 26, 2010, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances.
The following table shows the computation of basic and diluted EPS for the periods indicated:

			For the Three Months
			Ended March 31,
(In thousands, except per share data)			2009	2008
Net income			$6,358	$9,705
Dividends on preferred shares			5,000	—

Net income applicable to common shares	(A	)	1,358	9,705

Average common shares outstanding	(B	)	23,855	23,518
Effect of dilutive potential common shares			221	582

Weighted average common shares and effect of dilutive potential common shares	(C	)	24,076	24,100

Net income per common share:
Basic	(A/B	)	$0.06	$0.41

Diluted	(A/C	)	$0.06	$0.40

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of March 31, 2009, compared with December 31, 2008, and March 31, 2008, and the results of operations for the three month periods ended March 31, 2009 and 2008 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of March 31, 2009, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 79 locations. The Company developed its banking franchise through the de novo organization of nine banks (55 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 24 locations. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From the Company’s experience, it generally takes over 13 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
The following table presents the Banks in chronological order based on the date in which they joined Wintrust. Each of the Banks has established additional full-service banking facilities subsequent to their initial openings.

	De novo/ Acquired	Date
Lake Forest Bank	De novo	December, 1991
Hinsdale Bank	De novo	October, 1993
North Shore Bank	De novo	September, 1994
Libertyville Bank	De novo	October, 1995
Barrington Bank	De novo	December, 1996
Crystal Lake Bank	De novo	December, 1997
Northbrook Bank	De novo	November, 2000
Advantage Bank (organized 2001)	Acquired	October, 2003
Village Bank (organized 1995)	Acquired	December, 2003
Beverly Bank	De novo	April, 2004
Wheaton Bank (formerly Northview Bank; organized 1993)	Acquired	September, 2004
Town Bank (organized 1998)	Acquired	October, 2004
State Bank of The Lakes (organized 1894)	Acquired	January, 2005
First Northwest Bank (organized 1995; merged into Village Bank in May 2005)	Acquired	March, 2005
Old Plank Trail Bank	De novo	March, 2006
St. Charles Bank (formerly Hinsbrook Bank; organized 1987)	Acquired	May, 2006

Following is a summary of the activity related to the expansion of the Company’s banking franchise since March 31, 2008:
2008 Banking Expansion Activity
•	New branch locations:
➢ Vernon Hills, Illinois — a branch of Libertyville Bank
Management’s ongoing focus is to balance further asset growth with earnings growth by seeking to more fully leverage the existing capacity within each of the operating subsidiaries. One aspect of this strategy is to continue to pursue specialized earning asset niches in order to maintain the mix of earning assets in higher-yielding loans as well as diversify the loan portfolio. Another aspect of this strategy is a continued focus on less aggressive deposit pricing at the Banks with significant market share and more established customer bases.
Niche Lending
The Company conducts its niche lending through indirect non-bank subsidiaries and divisions of its Banks.
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating approximately $889 million in loan (premium finance receivables) during the first quarter of 2009. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. However, excess FIFC originations over the capacity to retain such loans within the Banks’ loan portfolios may be sold to unrelated third parties with servicing retained.
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
Additionally, in 2007, FIFC began to make loans to irrevocable life insurance trusts to purchase life insurance policies for high net-worth individuals. The loans are originated through independent insurance agents with assistance from financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans can be secured with a letter of credit or certificate of deposit.
Tricom Inc. (“Tricom”), operating since 1989, specializes in providing high-yielding, short-term accounts receivable financing and value-added, out-sourced administrative services, such as data processing of payrolls, billing and cash management services, to clients in the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. These receivables may involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. The principal sources of repayments on the receivables are payments to borrowers from their customers who are located throughout the United States. Tricom mitigates this risk by employing lockboxes and other cash management techniques to protect its interests. Tricom’s revenue principally consists of interest income from financing activities and fee-based revenues from administrative services.

Wintrust Mortgage Corporation (“WMC”) (formerly WestAmerica Mortgage Company) engages in the origination and purchase of residential mortgages for sale into the secondary market. WMC sells its loans with servicing released and does not currently engage in servicing loans for others. WMC maintains principal origination offices in ten states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WMC provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WMC and each Bank to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. In December 2008, Wintrust Mortgage Corporation acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”).
In addition to the earning asset niches provided by the Company’s non-bank subsidiaries, several earning asset niches operate within the Banks. Hinsdale Bank operates a mortgage warehouse lending program that provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, Crystal Lake Bank has a specialty in small aircraft lending, Lake Forest Bank has a franchise lending program and Barrington Bank has the Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations. The Company continues to pursue the development or acquisition of other specialty lending businesses that generate assets suitable for bank investment and/or secondary market sales.
In the third quarter of 2008, the Company ceased the origination of indirect automobile loans. This niche business served the Company well over the past twelve years in helping de novo banks quickly, and profitably, grow into their physical structures. Competitive pricing pressures have significantly reduced the long-term potential profitably of this niche business. Given the current economic environment and the retirement of the founder of this niche business, exiting the origination of this business was deemed to be in the best interest of the Company. The Company will continue service its existing portfolio for the duration of the life of the existing credits.
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
Wayne Hummer Asset Management Company (“WHAMC”), a registered investment advisor, is the investment advisory affiliate of WHI. WHAMC provides money management, financial planning and investment advisory services to individuals and institutional, municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide-range of pension and profit sharing plans. In the second quarter of 2009, WHAMC purchased certain assets and assumed certain liabilities of Advanced Investment Partners, LLC (“AIP”). AIP is an investment management firm specializing in the active management of domestic equity investment strategies.
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

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
WHTC	$1,328,785	$1,168,321	$968,330
WHAMC (1)	332,715	399,799	446,142
WHAMC’s proprietary mutual funds	8,372	7,311	13,115
WHI — brokerage assets in custody	3,700,000	4,000,000	5,200,000

(1)	Excludes the proprietary mutual funds managed by WHAMC
The decrease in assets under administration and/or management in the first quarter of 2009 was primarily due to lower market valuations.
Treasury Capital Purchase Program
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Under the EESA, the U.S. Department of the Treasury (the “Treasury”) has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the Treasury announced its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), under which it is purchasing senior preferred stock and warrants in eligible institutions to increase the flow of credit to businesses and consumers and to support the economy.
On December 19, 2008, the Company entered into an agreement with the Treasury to participate in the CPP, pursuant to which the Company issued and sold preferred stock and a warrant to Treasury, in exchange for aggregate consideration of $250 million. Treasury is permitted to amend the agreement unilaterally in order to comply with any changes in applicable federal statutes.
The preferred stock qualifies as Tier 1 capital and pays a cumulative dividend rate of five percent per annum for the first five years and a rate of nine percent per annum after year five. The preferred stock is non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock. The preferred stock is redeemable after three years with the approval of the appropriate federal banking agency. Prior to the end of three years, the preferred stock may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock resulting in proceeds of not less than 25 percent of the issue price of the preferred stock. The Treasury may transfer the preferred stock to a third party at any time. Participation in the CPP restricts the Company’s ability to increase dividends on its common stock or to repurchase its common stock until three years have elapsed, unless (i) all of the preferred stock issued to the Treasury is redeemed, (ii) all of the preferred stock issued to the Treasury has been transferred to third parties, or (iii) the Company receives the consent of the Treasury. In conjunction with the purchase of preferred stock, the Treasury received warrants to purchase 1,643,295 shares of the Company’s common stock for an aggregate market price of $37,500,000. The warrant is immediately exercisable and has a ten year term.
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

Congress has held hearings on implementation of TARP. On January 21, 2009, the U.S. House of Representatives approved legislation amending the TARP provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, and authorization for Treasury to have an observer at board meetings of recipient institutions, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the Treasury. In addition, Congress may adopt other legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the current economic situation. Such provisions could restrict or require changes to lending or governance practices or increase governmental oversight of businesses. For additional discussion on this topic see “Item 1. Business—Supervision and Regulation”, beginning on page seven of the Company’s 2008 Form 10-K and “Item 1A. Risk Factors—Recent legislative and regulatory initiatives to address difficult market and economic conditions may not restore liquidity and stability to the United States financial system” beginning on page 21 of the Company’s 2008 Form 10-K.
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
Pursuant to the American Recovery and Reinvestment Act of 2009, or the ARRA, financial institutions that receive assistance under TARP may, subject to consultation with the appropriate Federal banking agency, repay such assistance without regard to the waiting period and source requirements described above. The ARRA further provides that in the event a recipient repays such assistance, the Secretary of the Treasury will liquidate the warrants associated with such assistance at the current market price. The shares of preferred stock and the warrant sold by Wintrust to the initial selling security holder are subject to these provisions of the ARRA.
The Secretary of the Treasury has not yet published any detailed guidance on the repayment process. Wintrust will evaluate its options as additional guidance becomes available.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2009, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	March 31, 2009	March 31, 2008	Change
Net income	$6,358	$9,705		(34)%
Net income per common share — Diluted	0.06	0.40		(85)

Net revenue (1)	101,209	86,314		17
Net interest income	64,782	61,742		5

Net interest margin (2)	2.71%	2.98%	(27)	bp
Net overhead ratio (3)	1.53	1.64		(11)
Efficiency ratio (2) (4)	74.10	71.12		298
Return on average assets	0.24	0.42		(18)
Return on average common equity	0.71	5.25		(454)

At end of period
Total assets	$10,818,941	$9,732,466		11%
Total loans, net of unearned income	7,841,447	6,874,916		14
Total deposits	8,625,977	7,483,582		15
Junior subordinated debentures	249,502	249,621		—
Total shareholders’ equity	1,063,227	753,293		41
Book value per common share	32.64	31.97		2
Market price per common share	12.30	34.95		(65)
Allowance for credit losses to total loans (5)	0.97%	0.79%	18	bp
Non-performing loans to total loans	2.24	1.33		91

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.
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

Supplemental Financial Measures/Ratios
The accounting and reporting polices of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components) and the efficiency ratio. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
(A) Interest income (GAAP)	$122,079	$136,176
Taxable-equivalent adjustment:
— Loans	158	200
— Liquidity management assets	451	511
— Other earning assets	11	13

Interest income — FTE	$122,699	$136,900
(B) Interest expense (GAAP)	57,297	74,434

Net interest income — FTE	$65,402	$62,466

(C) Net interest income (GAAP) (A minus B)	$64,782	$61,742
(D) Net interest margin (GAAP)	2.68%	2.95%
Net interest margin — FTE	2.71%	2.98%
(E) Efficiency ratio (GAAP)	74.54%	71.71%
Efficiency ratio — FTE	74.10%	71.12%

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 36 of the Company’s 2008 Form 10-K.
Net Income
Net income for the quarter ended March 31, 2009 totaled $6.4 million, a decrease of $3.3 million, or 34%, compared to the $9.7 million recorded in the first quarter of 2008. As compared to the $2.0 million recorded in the fourth quarter of 2008, net income increased $4.4 million, or 225%. On a per share basis, net income for the first quarter of 2009 totaled $0.06 per diluted common share, a decrease of $0.34 per share, or 85%, as compared to the 2008 first quarter total of $0.40 per diluted common share. Contributing to the 85% decrease in earnings per diluted common share in the first quarter of 2009 compared to the first quarter of 2008 were $5.0 million of preferred share dividends which reduced net income available to common shareholders. Compared to the fourth quarter of 2008, net income per diluted share in the first quarter of 2009 increased by $0.04, or 200%.
Significant items affecting the first quarter of 2009 results include higher mortgage banking revenues and the increase in market value of collateralized mortgage obligations in the Company’s trading portfolio, offset by a higher provision for credit losses, higher levels of mortgage banking commissions and preferred share dividends paid, and lower levels of option income. The return on average equity for the first quarter of 2009 was 0.70%, compared to 5.25% for the prior year first quarter and 0.22% for the fourth quarter of 2008.

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
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2009 as compared to the first quarter of 2008 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$1,839,161	$15,499	3.42%	$1,391,400	$17,346	5.01%
Other earning assets (2) (3) (7)	22,128	155	2.85	26,403	401	6.10
Loans, net of unearned income (2) (4) (7)	7,924,849	107,045	5.48	7,012,642	119,153	6.83

Total earning assets (7)	$9,786,138	$122,699	5.08%	$8,430,445	$136,900	6.53%

Allowance for loan losses	(72,044)			(51,364)
Cash and due from banks	107,550			124,745
Other assets	903,322			869,713
Total assets	$10,724,966			$9,373,539

Interest-bearing deposits	$7,747,879	$45,953	2.41%	$6,747,980	$61,430	3.66%
Federal Home Loan Bank advances	435,982	4,453	4.14	426,911	4,556	4.29
Notes payable and other borrowings	301,894	1,870	2.51	332,019	2,770	3.36
Subordinated notes	70,000	580	3.31	75,000	1,087	5.73
Junior subordinated debentures	249,506	4,441	7.12	249,635	4,591	7.28

Total interest-bearing liabilities	$8,805,261	$57,297	2.64%	$7,831,545	$74,434	3.82%

Non-interest bearing deposits	733,911			642,917
Other liabilities	124,140			155,080
Equity	1,061,654			743,997
Total liabilities and shareholders’ equity	$10,724,966			$9,373,539

Interest rate spread (5) (7)			2.44%			2.71%
Net free funds/contribution (6)	$980,877		0.27	$598,900		0.27

Net interest income/Net interest margin (7)		$65,402	2.71%		$62,466	2.98%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2009 and 2008 were $620,000 and $724,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Quarter Ended March 31, 2009 compared to the Quarter Ended March 31, 2008
Tax-equivalent net interest income for the quarter ended March 31, 2009 totaled $65.4 million, an increase of $2.9 million, or 5%, as compared to the $62.5 million recorded in the same quarter of 2008. For the first quarter of 2009, the net interest margin was 2.71%, down 27 basis points when compared to the net interest margin of 2.98% in the same quarter of 2008.
The yield on total earning assets was 5.08% for the first quarter of 2009 and 6.53% in the first quarter of 2008. The first quarter 2009 yield on loans was 5.48%, a 135 basis point decrease when compared to the prior year first quarter yield of 6.83%. The yield on liquidity management assets in the first quarter of 2009 was 3.42% compared to 5.01% in the first quarter of 2008.
The rate paid on interest-bearing liabilities was 2.64% in the first quarter of 2009 and 3.82% in the first quarter of 2008. The interest-bearing deposit rate in the first quarter of 2009 declined 125 basis points to 2.41% from a rate of 3.66% in the same quarter in 2008.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.32% in the first quarter of 2009 compared to 4.79% in the first quarter of 2008. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage its interest rate risk position and for general corporate purposes.
The higher level of interest income in the first quarter of 2009 compared to the first quarter of 2008 was offset by continued margin compression. The Company has made progress in shifting its mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits. Interest rate compression on large portions of NOW, savings and money market accounts as the Federal Reserve quickly lowered rates prevented these deposits from repricing at the same magnitude as variable rate earning assets. Management believes opportunities for increasing spreads in the commercial and commercial real estate portfolio should help mitigate the effects of interest rate spread compression on variable rate retail deposits and the unprecedented competitive retail deposit pricing given the current economic conditions that have hindered net interest margin expansion. The average loan-to-average deposit ratio decreased to 93% in the first quarter of 2009 from 95% in the first quarter of 2008. This has been due to the Company’s ability to raise deposits at a faster rate than loans through competitive products, including its MaxSafe® deposit accounts, which provide customers with expanded FDIC insurance coverage by spreading a customer’s deposit across its fifteen bank charters. This product differentiates the Company’s Banks from many of its competitors that have consolidated their bank charters into one charter with multiple branches.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2009 as compared to the fourth quarter of 2008 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			December 31, 2008
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$1,839,161	$15,499	3.42%	$1,607,707	$18,455	4.57%
Other earning assets (2) (3) (7)	22,128	155	2.85	21,630	214	3.94
Loans, net of unearned income (2) (4) (7)	7,924,849	107,045	5.48	7,455,418	107,744	5.75

Total earning assets (7)	$9,786,138	$122,699	5.08%	$9,084,755	$126,413	5.54%

Allowance for loan losses	(72,044)			(67,342)
Cash and due from banks	107,550			127,700
Other assets	903,322			915,093
Total assets	$10,724,966			$10,060,206

Interest-bearing deposits	$7,747,879	$45,953	2.41%	$7,271,505	$50,740	2.78%
Federal Home Loan Bank advances	435,982	4,453	4.14	439,432	4,570	4.14
Notes payable and other borrowings	301,894	1,870	2.51	379,914	2,387	2.50
Subordinated notes	70,000	580	3.31	73,364	770	4.11
Junior subordinated debentures	249,506	4,441	7.12	249,520	4,606	7.22

Total interest-bearing liabilities	$8,805,261	$57,297	2.64%	$8,413,735	$63,073	2.98%

Non-interest bearing deposits	733,911			705,616
Other liabilities	124,140			93,873
Equity	1,061,654			846,982
Total liabilities and shareholders’ equity	$10,724,966			$10,060,206

Interest rate spread (5) (7)			2.44%			2.56%
Net free funds/contribution (6)	$980,877		0.27	$671,020		0.22

Net interest income/Net interest margin (7)		$65,402	2.71%		$63,340	2.78%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2009 was $620,000 and for the three months ended December 31, 2008 was $594,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.
Quarter Ended March 31, 2009 compared to the Quarter Ended December 31, 2008
Tax-equivalent net interest income for the quarter ended March 31, 2009 totaled $65.4 million, an increase of $2.1 million, or 3%, as compared to the $63.3 million recorded in the fourth quarter of 2008. For the first quarter of 2009, the net interest margin was 2.71%, down seven basis points when compared to the fourth quarter of 2008.
The yield on total earning assets for the first quarter of 2009 was 5.08% as compared to the 5.54% in the fourth quarter of 2008. The first quarter of 2009 yield on loans was 5.48%, a 27 basis point decrease when compared to the fourth quarter 2008 yield of 5.75%. The yield on liquidity management assets in the first quarter of 2009 was 3.42% compared to 4.57% in the fourth quarter of 2008.
The rate paid on interest-bearing liabilities decreased to 2.64% in the first quarter of 2009 as compared to 2.98% in the fourth quarter of 2008. The cost of interest-bearing deposits decreased in the first quarter of 2009 to 2.41% compared to 2.78% in the fourth quarter of 2008.

The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, increased to 4.32% in the first quarter of 2009 compared to 4.26% in the fourth quarter of 2008. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage interest rate risk position and for general corporate purposes.
The higher level of net interest income recorded in the first quarter of 2009 compared to the fourth quarter of 2008 was attributable to increasing credit spreads on new loan volumes and the ability to raise interest-bearing deposits at more reasonable rates and strong earning asset growth. Average earning asset growth of $701.4 million in the first quarter of 2009 compared to the fourth quarter of 2008 was comprised of $469.4 million of loan growth and $231.5 million of liquid management asset growth. This growth was primarily funded by a $476.4 million increase in the average balances of interest-bearing liabilities and an increase in the average balance of net free funds of $309.9 million. Management believes opportunities during 2009 for continuing to increase credit spreads in the loan portfolio and favorable repricing of maturing retail certificates of deposit should help offset the effects of any additional interest rate spread compression on variable rate retail deposits and the unprecedented competitive retail deposit pricing given the current economic conditions that have hindered net interest margin expansion.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended March 31, 2009 and March 31, 2008, the three-month periods ended March 31, 2009 and December 31, 2008. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period.

	First quarter	First quarter
	of 2009	of 2009
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2008	of 2008
Tax-equivalent net interest income for comparative period	$62,466	$63,340
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	11,016	6,758
Change due to interest rate fluctuations (rate)	(7,386)	(3,288)
Change due to number of days in each period	(694)	(1,408)

Tax-equivalent net interest income for the period ended March 31, 2009	$65,402	$65,402

Non-interest Income
For the first quarter of 2009, non-interest income totaled $36.4 million and increased $11.9 million, or 48%, compared to the first quarter of 2008. The increase for the quarter was primarily attributable to higher mortgage banking revenue and trading income. Offsetting increases in these categories were lower levels of fees from covered call options, lower wealth management revenue, lower gains on sales of premium finance receivables and higher OTTI charges.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Brokerage	$3,819	$5,038	$(1,219)	(24)
Trust and asset management	2,107	2,827	(720)	(25)

Total wealth management	5,926	7,865	(1,939)	(25)

Mortgage banking	16,232	6,096	10,136	166
Service charges on deposit accounts	2,970	2,373	597	25
Gain on sales of premium finance receivables	322	1,141	(819)	(72)
Losses on available-for-sale securities, net	(2,038)	(1,333)	(705)	53
Other:
Fees from covered call options	1,998	6,780	(4,782)	(71)
Bank Owned Life Insurance	286	613	(327)	(53)
Trading income	8,744	33	8,711	NM
Administrative services	482	713	(231)	(32)
Miscellaneous	1,505	291	1,214	NM

Total other	13,015	8,430	4,585	54

Total non-interest income	$36,427	$24,572	$11,855	48

N/M = Not Meaningful
Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WHAMC. Wealth management totaled $5.9 million in the first quarter of 2009 and decreased $1.9 million, or 25%, compared to the same period in 2008. Decreased asset valuations due to the equity market declines over the past 12 months have hindered the revenue growth from trust and asset management activities. Continued uncertainties surrounding the equity markets overall have slowed the growth of the brokerage component of wealth management revenue.

Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended March 31, 2009, this revenue source totaled $16.2 million, an increase of $10.1 million when compared to the first quarter of 2008. The increase was primarily attributable to $12.5 million from gains recognized on loans sold to the secondary market offset by $2.4 million from changes in the fair market value of mortgage servicing rights, valuation fluctuations of mortgage banking derivatives, fair value accounting for certain residential mortgage loans held for sale and increased recourse obligation reserves for loans previously sold. Future growth of mortgage banking is impacted by the interest rate environment and current residential housing conditions and will continue to be dependent upon both. Mortgages originated and sold totaled over $1.2 billion in the first quarter of 2009 compared to $263 million in the fourth quarter of 2008 and $427 million in the first quarter of 2008. The positive impact of the PMP transaction, completed at the end of 2008, contributed to mortgage banking in the first quarter of 2009.
Service charges on deposit accounts totaled $3.0 million for the first quarter of 2009, an increase of $597,000, or 25%, when compared to the same quarter of 2008. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to unrelated third parties. Wintrust did not sell any premium finance receivables in the first quarter of 2009 but recognized $322,000 of gains in the first quarter of 2009 on clean-up calls of previous sales. Wintrust sold $114.8 million of premium finance receivables in the first quarter of 2008, recognizing $1.1 million of net gains. Sales of these receivables in future quarters are dependent upon an improvement in the market conditions impacting both sales of these loans and the opportunity for securitizing these loans as well as liquidity and capital management considerations.
On May 1, 2009, the Board of Governors of the Federal Reserve System announced that beginning in late June, securities backed by insurance premium finance loans used to finance property and casualty insurance will be eligible collateral under the U.S. Treasury’s Term Asset-Backed Securities Loan Facility (“TALF”). The Company is currently evaluating the TALF program as it relates to the possibility of utilizing a portion of its premium finance production as security for loans under this program.
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
At March 31, 2009 and 2008, premium finance receivables sold and serviced for others for which the Company retained a recourse obligation related to credit losses totaled $9.2 million and $247.7 million, respectively. The recourse obligation is estimated in computing the net gain on the sale of the premium finance receivables. At March 31, 2009 and 2008, the recourse obligation carried in other liabilities was approximately $47,000 and $263,000, respectively. Credit losses incurred on loans sold are applied against the recourse obligation liability that is established at the date of sale. Credit losses, net of recoveries, in the first three months of 2009 and 2008 for premium finance receivables sold and serviced for others, totaled $34,000 and $5,400, respectively. At March 31, 2009, non-performing loans related to this sold portfolio were approximately $1.3 million of the sold loans. Ultimate losses on premium finance receivables are substantially less than the non-performing loans for the reasons noted in the “Non-performing Premium Finance Receivables” portion of the “Asset Quality” section of this report.
The Company recognized $2.0 million of net losses on available-for-sale securities in the first quarter of 2009 compared to net losses of $1.3 million in the prior year quarter. For the quarters ended March 31, 2009 and 2008, the Company recognized $2.1 million and $1.9 million, respectively, of OTTI charges on certain corporate debt investment securities. See Note 4 of the Financial Statements presented under Item 1 of this report for details of OTTI charges.
Other non-interest income totaled $13.0 million for the first quarter of 2009, an increase of $4.6 million, or 54%, when compared to the same quarter of 2008. Trading income increased $8.7 million, with the largest component being an $8.1 million increase in market value of collateralized mortgage obligations. The Company purchased these securities at a significant discount during the first quarter of 2009. These securities then increased in value due to market spreads tightening during the quarter and the increased speeds of mortgage prepayments due to favorable mortgage rate environment and resultant refinancing activity taking place in the market. Miscellaneous income benefited comparatively in the current quarter as the first quarter of 2008 included a $0.9 million OTTI charge on certain investment partnerships. Offsetting these increases was a $4.8 million decrease in fees from certain covered call option transactions. During the first quarter of 2009, call option contracts were written against $110 million of underlying securities compared to $853 million in the first quarter of 2008. The same security may be included in this total more than once to the extent that multiple option contracts were written against it if the initial option contracts were not exercised. The Company writes call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. These call option transactions are designed to increase the total return associated with the investment securities portfolio and do not qualify as hedges pursuant to SFAS 133. There were no outstanding call options at March 31, 2009, December 31, 2008 or March 31, 2008. Management has been able to effectively use the proceeds from selling covered call options to offset net interest margin compression and administers such sales in a coordinated process with the Company’s overall asset/liability management. In the first quarter of 2009, higher than acceptable security pricing limited revenue from the Company’s covered call strategy.
Non-interest Expense
Non-interest expense for the first quarter of 2009 totaled $77.0 million and increased approximately $14.1 million, or 22%, from the first quarter of 2008.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,	March 31,	$	%
(Dollars in thousands)	2009	2008	Change	Change
Salaries and employee benefits	$44,820	$36,672	$8,148	22
Equipment	3,938	3,926	12	—
Occupancy, net	6,190	5,867	323	6
Data processing	3,136	2,798	338	12
Advertising and marketing	1,095	999	96	10
Professional fees	2,883	2,068	815	39
Amortization of other intangible assets	687	788	(101)	(13)
Other:
Commissions — 3rd party brokers	704	985	(281)	(29)
Postage	1,180	986	194	20
Stationery and supplies	768	742	26	4
FDIC insurance	3,013	1,286	1,727	134
OREO expenses, net	2,356	58	2,298	NM
Miscellaneous	6,192	5,674	518	9

Total other	14,213	9,731	4,482	46

Total non-interest expense	$76,962	$62,849	$14,113	22

NM — Not Meaningful
Salaries and employee benefits comprised 58% of total non-interest expense in the first quarters of 2009 and 2008. Salaries and employee benefits expense increased $8.1 million, or 22%, in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of higher commission and incentive compensation expenses related to mortgage banking activities and the incremental costs of the PMP staff. The large increase in salaries and employee benefits is attributable to an increase in variable pay (commissions) of $4.7 million primarily as a result of the higher mortgage loan origination volumes, $2.0 million of increased base salary and employee benefits as a result of the PMP acquisition and $1.4 million from seasonal base pay and employee benefits increases.
The combined equipment and occupancy expense for the first quarter of 2009 was $10.1 million, an increase of $335,000, or 3%, compared to the same period of 2008.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the first quarter of 2009 were $2.9 million, an increase of $815,000, or 39%, compared to the same period of 2008. This increase is primarily a result of increased legal costs related to non-performing loans.

FDIC insurance totaled $3.0 million in the first quarter of 2009, an increase of $1.7 million, or 134%, compared to $1.3 million in the first quarter of 2008. The FDIC increased deposit insurance rates at the beginning of 2009 in response to current economic conditions.
Other real estate owned (“OREO”) expenses in the first quarter of 2009 increased $2.3 million compared to the same period in the prior year primarily due losses on sales of OREO properties in the current quarter.
Miscellaneous expense includes expenses such as ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance and dues and subscriptions. Miscellaneous expenses in the first quarter of 2009 increased $518,000, or 9%, compared to the same period in the prior year primarily due to a $252,000 increase in net lending origination costs.
Income Taxes
The Company recorded income tax expense of $3.4 million in the first quarter of 2009 and $5.2 million in the first quarter of 2008. The effective tax rate was 34.9% in both of these quarterly periods.
Operating Segment Results
As described in Note 9 to the Consolidated Financial Statements, the Company’s operations consist of three primary segments: banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its banking segment. The net interest income of the banking segment includes interest income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.)
The banking segment’s net interest income for the quarter ended March 31, 2009 totaled $61.8 million as compared to $60.7 million for the same period in 2008, an increase of $1.1 million, or 2%. This increase primarily attributed to increasing credit spreads on new loan volumes and the ability to raise interest-bearing deposits at more reasonable rates and strong earning asset growth. The banking segment’s non-interest income totaled $23.5 million in the first quarter of 2009, an increase of $6.2 million, or 36%, when compared to the first quarter of 2008 total of $17.3 million. This increase was primarily a result of higher mortgage banking revenue in the first quarter of 2009 as compared to the same period in the prior year. The banking segment’s net income for the quarter ended March 31, 2009 totaled $5.8 million, a decrease of $8.7 million, or 60%, as compared to the first quarter of 2008 total of $14.5 million. This decrease was primarily the result of a higher provision for credit losses in the first quarter of 2009 as compared to the same period in the prior year.
Net interest income for the specialty finance segment totaled $19.0 million for the quarter ended March 31, 2009, compared to $17.5 million for the same period in 2008, an increase of $1.5 million or 8%. The specialty finance segment’s non-interest income totaled $804,000 for the quarter ended March 31, 2009, compared to $1.9 million for the same period in 2008, a decrease of $1.1 million or 57%. The decrease relates primarily to lower gains on the sale of premium finance receivables to unrelated third parties. There were no sales of premium finance receivables in the first quarter of 2009. Net after-tax profit of the specialty finance segment totaled $8.2 million and $8.5 million for the quarters ended March 31, 2009 and 2008, respectively.

The wealth management segment reported net interest income of $6.5 million for the first quarter of 2009 compared to $4.8 million in the same quarter of 2008. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $6.3 million ($3.9 million after tax) in the first quarter of 2009 compared to $4.5 million ($2.8 million after tax) in the first quarter of 2008. The increase in net interest income was primarily a result of the growth in average wealth management deposits. This segment recorded non-interest income of $8.0 million for the first quarter of 2009 compared to $9.7 million for the first quarter of 2008. Decreased asset valuations due to the equity market declines over the past 12 months have hindered the revenue growth from trust and asset management activities. Continued uncertainties surrounding the equity markets overall have slowed the growth of the brokerage component of wealth management revenue. The wealth management segment’s net income totaled $3.1 million for the first quarter of 2009 compared to net income of $2.8 million for the first quarter of 2008.

FINANCIAL CONDITION
Total assets were $10.8 billion at March 31, 2009, representing an increase of $1.1 billion, or 11% when compared to the $9.7 billion at March 30, 2008 and $160.6 million, or 6% on an annualized basis, when compared to December 31, 2008. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $9.6 billion at March 31, 2009, $9.5 billion at December 31, 2008 and $8.6 billion at March 31, 2008. See Notes 4-8 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans (4):
Commercial and commercial real estate	$4,826,474	49%	$4,688,857	52%	$4,469,377	53%
Home equity	909,948	9	869,581	10	686,681	8
Residential real estate (1)	451,127	5	315,168	3	329,220	4
Premium finance receivables	1,410,727	14	1,229,447	13	1,127,110	13
Indirect consumer loans	165,143	2	187,478	2	237,519	3
Other loans	161,430	2	164,887	2	162,735	2

Total loans, net of unearned income(4)	$7,924,849	81%	$7,455,418	82%	$7,012,642	83%
Liquidity management assets (2)	1,839,161	19	1,607,707	18	1,391,400	17
Other earning assets (3)	22,128	—	21,630	—	26,403	—

Total average earning assets	$9,786,138	100%	$9,084,755	100%	$8,430,445	100%

Total average assets	$10,724,966		$10,060,206		$9,373,539

Total average earning assets to total average assets		91%		90%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans include non-accrual loans.
Total average earning assets for the first quarter of 2009 increased $1.4 billion, or 16%, to $9.8 billion, compared to the first quarter of 2008, and increased $701.4 million, or 31% on an annualized basis, compared to the fourth quarter of 2008. The ratio of total average earning assets as a percent of total average assets at March 31, 2009 was 91%, up slightly from 90% in the prior quarter and the first quarter of 2008.
Total average loans during the first quarter of 2009 increased $912.2 million, or 13%, over the previous year first quarter. Average residential real estate loans increased 37%, home equity loans increased 33%, premium finance receivables increased 25% and commercial and commercial real estate loans increased 8% in the first quarter of 2009 compared to the average balances in the first quarter of 2008. The increase in average residential real estate loans is a result of higher originations, primarily loan refinancing, by WMC. As a result of deteriorating economic conditions and declining real estate values, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards to grow outstanding loan balances. The increase in the average balance of premium finance receivables is a result of the Company not selling premium finance receivables to an unrelated third party in the first quarter of 2009. The Company sold $114.8 million of premium finance receivables to an unrelated third party in the first quarter of 2008. Currently, the receivables originated by FIFC are sold to the Banks and retained in their portfolios. The level of premium finance receivables sold to unrelated third parties depends in large part on the capacity of the Banks to retain such loans in their portfolio and therefore, it is possible that sales of these receivables may occur in the future. The growth of loans from the fourth quarter of 2008 to the current quarter of 2009 is the result of the Company’s continued business development efforts on its core loan portfolio. In the first quarter of

2009, more than $2.7 billion of credit was extended to new and existing borrowers subsequent to the U.S. Treasury Department’s capital investment as part of the Capital Purchase Program.
As discussed in the “Overview and Strategy” section of this report, in the third quarter of 2008, the Company ceased the origination of indirect automobile loans. Therefore, the balance of indirect consumer loans will continue to decrease in future periods.
Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
Other earning assets in the table include brokerage customer receivables and trading account securities at WHI. Trading securities are also held at the Wintrust corporate level. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.
Deposits
Total deposits at March 31, 2009, were $8.6 billion and increased $1.1 billion, or 15%, compared to total deposits at March 31, 2008. See Note 6 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$733,911	9%	$705,616	9%	$642,917	9%
NOW accounts	1,061,271	12	994,082	12	977,905	13
Wealth management deposits	787,913	9	626,057	8	642,126	9
Money market accounts	1,243,468	15	1,070,117	13	753,399	10
Savings accounts	367,734	4	317,360	4	307,091	4
Time certificates of deposit	4,287,493	51	4,263,889	54	4,067,459	55

Total average deposits	$8,481,790	100%	$7,977,121	100%	$7,390,897	100%

Wealth management deposits are funds from the brokerage customers of WHI, the trust and asset management customers of WHTC and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the Banks (“Wealth management deposits” in the table above). Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the Banks as well as other investments suitable for banks.
Total average deposits for the first quarter of 2009 were $8.5 billion, an increase of $1.1 billion, or 15%, from the first quarter of 2008. This increase was a result of marketing efforts at the Banks to support loan growth. Total time certificates of deposit represented 51% of total average deposits in the first quarter of 2009 and 55% in the first quarter of 2008.

Other Funding Sources
Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities and the retention of earnings, the Company uses several other sources to fund its asset base. These sources include short-term borrowings, notes payable, Federal Home Loan Bank advances, subordinated debt and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.1 billion in the first quarter of 2009 and 2008.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Notes payable	$1,000	$35,010	$63,155
Federal Home Loan Bank advances	435,982	439,432	426,911

Other borrowings:
Federal funds purchased	4,039	47,153	7,994
Securities sold under repurchase agreements and other	296,855	297,751	260,870

Total other borrowings	300,894	344,904	268,864

Subordinated notes	70,000	73,364	75,000
Junior subordinated debentures	249,506	249,520	249,635

Total other funding sources	$1,057,382	$1,142,230	$1,083,565

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
The Company borrowed funds under three separate subordinated note agreements. The balances of the notes as of March 31, 2009 were $20.0 million, $25.0 million and $25.0 million with maturity dates in 2012, 2013 and 2015, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years. These notes qualify as Tier II regulatory capital.
Junior subordinated debentures were issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier I regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2009 as compared to December 31, 2008.

Shareholders’ Equity
Total shareholders’ equity was $1.1 billion at March 31, 2009, reflecting an increase of $309.9 million since March 31, 2008 and a decrease of $3.3 million since the end of 2008. The decrease from December 31, 2008, was the result of $4.6 million in higher net unrealized losses from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, net income of $6.4 million less $5.0 million of preferred stock dividends offset by $789,000 of amortization of the preferred stock, and common stock dividends of $4.3 million, partially offset by $1.8 million credited to surplus for stock-based compensation costs and a $1.7 million increase in equity from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31,	December 31,	March 31,
	2009	2008	2008
Leverage ratio	8.0%	8.6%	7.9%
Tier 1 capital to risk-weighted assets	9.1	9.5	8.9
Total capital to risk-weighted assets	12.6	13.1	10.4
Total average equity-to-total average assets *	9.9	8.4	7.9

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with an unaffiliated bank and proceeds from the issuances of subordinated debt, junior subordinated debentures and additional equity. Refer to Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for further information on these various funding sources. The issuances of subordinated debt, junior subordinated debentures, preferred stock and additional common stock are the primary forms of regulatory capital that are considered as the Company evaluates increasing its capital position. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
See Note 14 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of preferred stock in 2008 through a private transaction and also under the U.S. Department of the Treasury’s Capital Purchase Program.
In January 2009, Wintrust declared semi-annual cash dividends of $0.18 per common share. It was paid on February 26, 2009 to shareholders of record as of February 12, 2009. In January and July 2008, Wintrust declared semi-annual cash dividends of $0.18 per common share.

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2009	2008
Allowance for loan losses at beginning of period	$69,767	$50,389

Provision for credit losses	14,473	8,555

Charge-offs:
Commercial and commercial real estate loans	7,890	3,957
Home equity loans	511	—
Residential real estate loans	152	219
Premium finance receivables	1,351	883
Indirect consumer loans	361	258
Consumer and other loans	121	94

Total charge-offs	10,386	5,411

Recoveries:
Commercial and commercial real estate loans	208	40
Home equity loans	1	—
Residential real estate loans	—	—
Premium finance receivables	141	128
Indirect consumer loans	29	45
Consumer and other loans	15	12

Total recoveries	394	225

Net charge-offs	(9,992)	(5,186)

Allowance for loan losses at period-end	$74,248	$53,758

Allowance for lending-related commitments at period-end	$1,586	$493

Allowance for credit losses at period-end	$75,834	$54,251

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.65%	0.35%
Home equity loans	0.23	—
Residential real estate loans	0.14	0.27
Premium finance receivables	0.35	0.27
Indirect consumer loans	0.81	0.36
Consumer and other loans	0.27	0.16

Total loans, net of unearned income	0.51%	0.30%

Net charge-offs as a percentage of the provision for credit losses	69.04%	60.62%

Loans at period-end	7,841,447	6,874,916

Allowance for loan losses as a percentage of loans at period-end	0.95%	0.78%

Allowance for credit losses as a percentage of loans at period-end	0.97%	0.79%

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
The provision for credit losses totaled $14.5 million for the first quarter of 2009, $14.5 million in the fourth quarter of 2008 and $8.6 million for the first quarter of 2008. For the quarter ended March 31, 2009, net charge-offs totaled $10.0 million compared to $9.9 million in the fourth quarter of 2008 and $5.2 million recorded in the first quarter of 2008. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.51% in the first quarter of 2009, 0.53% in the fourth quarter of 2008, and 0.30% in the first quarter of 2008. Higher provision and net charge-offs for the first quarter of 2009, compared to the same period in the prior year, primarily resulted from real estate valuations on residential and commercial real estate construction and land development related loans which have become distressed due to lack of sales activity and other factors.
Management believes the allowance for loan losses is adequate to provide for inherent losses in the portfolio. There can be no assurances however, that future losses will not exceed the amounts provided for, thereby affecting future results of operations. The amount of future additions to the allowance for loan losses will be dependent upon management’s assessment of the adequacy of the allowance based on its evaluation of economic conditions, changes in real estate values, interest rates, the regulatory environment, the level of past-due and non-performing loans, and other factors. The increase from the end of the prior quarter reflects the continued economic weaknesses in the Company’s markets and is the result of an individual review of a significant number of individual credits as well as the overall risk factors impacting certain types of credits, specifically credits with residential development collateral valuation exposure.

Past Due and Non-performing Loans
The following table sets forth Wintrust’s non-performing loans at the dates indicated. The information in the table should be read in conjunction with the detailed discussion following the table.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity (1)	$726	$617	$387
Commercial, consumer and other	4,958	14,750	8,557
Premium finance receivables	9,722	9,339	8,133
Indirect consumer loans	1,076	679	635

Total past due greater than 90 days and still accruing	16,482	25,385	17,712

Non-accrual loans:
Residential real estate and home equity (1)	9,209	6,528	3,655
Commercial, consumer and other	136,397	91,814	51,233
Premium finance receivables	12,694	11,454	13,542
Indirect consumer loans	1,084	913	399

Total non-accrual	159,384	110,709	68,829

Total non-performing loans:
Residential real estate and home equity (1)	9,935	7,145	4,042
Commercial, consumer and other	141,355	106,564	59,790
Premium finance receivables	22,416	20,793	21,675
Indirect consumer loans	2,160	1,592	1,034

Total non-performing loans	$175,866	$136,094	$86,541

Total non-performing loans by category as a percent of its own respective category’s period end balance:
Residential real estate and home equity (1)	0.83%	0.62%	0.44%
Commercial, consumer and other	2.79	2.16	1.27
Premium finance receivables	1.58	1.54	2.13
Indirect consumer loans	1.40	0.90	0.45

Total non-performing loans	2.24%	1.79%	1.26%

Allowance for loan losses as a percentage of non-performing loans	42.22%	51.26%	62.12%

(1)	Residential real estate and home equity loans that are non-accrual and past due greater than 90 days and still accruing do not include non-performing mortgage loans held-for-sale. These balances totaled $0 as of March 31, 2009 and December 31, 2008, respectively, and $2.1 million as of March 31, 2008. Mortgage loans held-for sale are carried at either fair value or at the lower of cost or market applied on an aggregate basis by loan type. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $9.9 million as of March 31, 2009. The balance increased $5.9 million from March 31, 2008 and increased $2.8 million from December 31, 2008. The March 31, 2009 non-performing balance is comprised of $4.9 million of residential real estate (20 individual credits) and $5.0 million of home equity loans (23 individual credits). On average, this is approximately three non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $141.4 million as of March 31, 2009 compared to $106.6 million as of December 31, 2008 and $59.7 million as of March 31, 2008.
Management is pursuing the resolution of all credits in this category. However, given the current state of the residential real estate market, resolution of certain credits could span a lengthy period of time until market conditions stabilize. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Loan Composition
The $151.3 million of non-performing loans as of March 31, 2009 classified as residential real estate and home equity, commercial, consumer, and other consumer consists of $52.3 million of residential real estate construction and land development related loans, $51.5 million of commercial real estate construction and land development related loans, $23.9 million of residential real estate and home equity related loans, $15.1 million of commercial real estate related loans, $6.5 million of commercial related loans and $2.0 million of consumer related loans. Sixteen of these relationships exceed $2.5 million in outstanding balances, approximating $93.8 million in total outstanding balances. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Non-performing premium finance receivables	$22,416	$20,793	$21,675
- as a percent of premium finance receivables outstanding	1.58%	1.54%	2.13%

Net charge-offs of premium finance receivables	$1,210	$1,131	$755
- annualized as a percent of average premium finance receivables	0.35%	0.37%	0.27%

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

Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $2.2 million at March 31, 2009, compared to $1.6 million at December 31, 2008 and $1.0 million at March 31, 2008. The ratio of these non-performing loans to total indirect consumer loans was 1.40% at March 31, 2009 compared to 0.90% at December 31, 2008 and 0.45% at March 31, 2008. As noted in the Allowance for Credit Losses table, net charge-offs as a percent of total indirect consumer loans were 0.81% for the quarter ended March 31, 2009 compared to 0.36% in the same period in 2008.
At the beginning of the third quarter of 2008, the Company ceased the origination of indirect automobile loans. This niche business served the Company well over the past 12 years in helping de-novo banks quickly, and profitably, grow into their physical structures. Competitive pricing pressures significantly reduced the long-term potential profitably of this niche business. Given the current economic environment and the retirement of the founder of this niche business, exiting the origination of this business was deemed to be in the best interest of the Company. The Company will continue to service its existing portfolio during the duration of the credits.
Other Real Estate Owned
The table below presents a summary of other real estate owned as of March 31, 2009 and shows the changes in the balance from December 31, 2008 for each property type:

				Residential
	Residential			Real Estate			Commercial
	Real Estate			Development			Real Estate			Total
(Dollars in thousands)	Amount	#	R	Amount	#	R	Amount	#	R	Amount	#	R
Balance at December 31, 2008	$6,907	12	12	$21,712	46	14	$3,953	7	4	$32,572	65	30
Transfers at fair value	2,800	1	1	17,583	8	4	1,137	1	1	21,520	10	6
Fair value adjustments	(19)	—	—	207	—	—	(276)	—	—	(88)	—	—
Resolved	(1,407)	(6)	(6)	(11,080)	(9)	(5)	—	—	—	(12,487)	(15)	(11)

Balance at March 31, 2009	$8,281	7	7	$28,422	45	13	$4,814	8	5	$41,517	60	25

Balance at March 31, 2008										$4,873

#	= number of individual properties

R	= number of relationships
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing the Problem Loan Report as a means of reporting non-performing loans and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due and Non-performing Loans,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of March 31, 2009, December 31, 2008, and March 31, 2008 totaled $296.7 million, $246.6 million and $157.6 million, respectively. The increase from March 31, 2008 and December 31, 2008 to March 31, 2009 is primarily a result of Problem Loan Report credits in the commercial and commercial real estate category. These loans are currently performing.

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
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” Forward-looking statements and information are not historical facts, are premised on many factors, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed in Item 1A on page 20 of the Company’s 2008 Form 10-K. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	Competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services).

•	Changes in the interest rate environment, which may influence, among other things, the growth of loans and deposits, the quality of the Company’s loan portfolio, the pricing of loans and deposits and net interest income.

•	The extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses.

•	Distressed global credit and capital markets.

•	The ability of the Company to obtain liquidity and income from the sale of premium finance receivables in the future and the unique collection and delinquency risks associated with such loans.

•	Legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies.

•	Failure to identify and complete acquisitions in the future or unexpected difficulties or unanticipated developments related to the integration of acquired entities with the Company.
•	Significant litigation involving the Company.

•	Changes in general economic conditions in the markets in which the Company operates.

•	The ability of the Company to receive dividends from its subsidiaries.

•	Unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings. De novo banks typically require over 13 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.

•	The loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank.

•	The ability of the Company to attract and retain senior management experienced in the banking and financial services industries.

•	The risk that the terms of the U.S. Treasury Department’s Capital Purchase Program could change.

•	The effect of continued margin pressure on the Company’s financial results.

•	Additional deterioration in asset quality.

•	Additional charges related to asset impairments.

•	The other risk factors set forth in the Company’s filings with the Securities and Exchange Commission.
Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by or on behalf of Wintrust. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this Form 10-Q. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 2009, December 31, 2008 and March 31, 2008, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
March 31, 2009	1.6%	0.4%	(0.1)%	(2.4)%
December 31, 2008	2.0%	(0.3)%	(4.2)%	(6.7)%
March 31, 2008	5.2%	2.5%	(2.6)%	(6.5)%

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
During the first three months of 2009, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2009.

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

PART II — Other Information
Item 1A: Risk factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2008.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2009. There is currently no authorization to repurchase shares of outstanding common stock.
The Purchase Agreement pursuant to which the Series B Preferred Stock was issued provides that no share repurchases may be made until the earlier of (a) the third anniversary of the date of issuance of the Series B Preferred Stock and (b) the date on which the Series B Preferred Stock has been redeemed in whole or the US Treasury has transferred all of the Series B Preferred Stock to third parties. The Series B Preferred Stock was issued on December 19, 2008.
Item 6: Exhibits.
(a) Exhibits
10.1	Eighth Amendment dated as of May 11, 2009 to Credit Agreement dated as of November 1, 2005, between Wintrust Financial Corporation and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: May 11, 2009	/s/ DAVID L. STOEHR David L. Stoehr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)