Form 10-Q
period 2009-06-30
WINTRUST FINANCIAL CORP
filed 2009-08-10
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Common Stock — no par value, 24,062,007 shares, as of August 7, 2009

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Assets
Cash and due from banks	$122,382	$219,794	$166,857
Federal funds sold and securities purchased under resale agreements	41,450	226,110	73,311
Interest bearing deposits with banks	655,759	123,009	6,438
Available-for-sale securities, at fair value	1,267,410	784,673	1,590,648
Trading account securities	22,973	4,399	1,877
Brokerage customer receivables	17,701	17,901	19,661
Loans held-for-sale, at fair value	291,275	51,029	114,739
Loans held-for-sale, at lower of cost or market	529,825	10,087	3,640
Loans, net of unearned income	7,595,476	7,621,069	7,153,603
Less: Allowance for loan losses	85,113	69,767	57,633

Net loans	7,510,363	7,551,302	7,095,970
Premises and equipment, net	350,447	349,875	348,881
Accrued interest receivable and other assets	260,182	240,664	208,574
Trade date securities receivable	—	788,565	—
Goodwill	276,525	276,310	276,311
Other intangible assets	13,244	14,608	16,170

Total assets	$11,359,536	$10,658,326	$9,923,077

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$793,173	$757,844	$688,512
Interest bearing	8,398,159	7,618,906	7,072,855

Total deposits	9,191,332	8,376,750	7,761,367

Notes payable	1,000	1,000	41,975
Federal Home Loan Bank advances	435,980	435,981	438,983
Other borrowings	244,286	336,764	383,009
Subordinated notes	65,000	70,000	75,000
Junior subordinated debentures	249,493	249,515	249,579
Trade date securities payable	—	—	97,898
Accrued interest payable and other liabilities	107,369	121,744	126,241

Total liabilities	10,294,460	9,591,754	9,174,052

Shareholders’ equity:
Preferred stock	283,518	281,873	—
Common stock	26,835	26,611	26,478
Surplus	577,473	571,887	547,792
Treasury stock	(122,302)	(122,290)	(122,258)
Retained earnings	317,713	318,793	325,314
Accumulated other comprehensive loss	(18,161)	(10,302)	(28,301)

Total shareholders’ equity	1,065,076	1,066,572	749,025

Total liabilities and shareholders’ equity	$11,359,536	$10,658,326	$9,923,077

See accompanying notes to unaudited consolidated financial statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Interest income
Interest and fees on loans	$110,302	$108,803	$217,189	$227,756
Interest bearing deposits with banks	767	68	1,427	188
Federal funds sold and securities purchased under resale agreements	66	472	127	1,106
Securities	15,819	16,553	30,146	32,634
Trading account securities	55	15	79	46
Brokerage customer receivables	120	249	240	606

Total interest income	127,129	126,160	249,208	262,336

Interest expense
Interest on deposits	43,502	53,862	89,455	115,292
Interest on Federal Home Loan Bank advances	4,503	4,557	8,956	9,113
Interest on notes payable and other borrowings	1,752	2,900	3,622	5,670
Interest on subordinated notes	428	843	1,008	1,930
Interest on junior subordinated debentures	4,447	4,598	8,888	9,189

Total interest expense	54,632	66,760	111,929	141,194

Net interest income	72,497	59,400	137,279	121,142
Provision for credit losses	23,663	10,301	38,136	18,856

Net interest income after provision for credit losses	48,834	49,099	99,143	102,286

Non-interest income
Wealth management	6,883	7,771	12,809	15,636
Mortgage banking	22,596	7,536	38,828	13,632
Service charges on deposit accounts	3,183	2,565	6,153	4,938
Gain on sales of premium finance receivables	196	566	518	1,707
Gains (losses) on available-for-sale securities, net	1,540	(140)	(498)	(1,473)
Other	11,054	15,306	24,069	23,736

Total non-interest income	45,452	33,604	81,879	58,176

Non-interest expense
Salaries and employee benefits	46,015	36,976	90,835	73,648
Equipment	4,015	4,048	7,953	7,974
Occupancy, net	5,608	5,438	11,798	11,305
Data processing	3,216	2,918	6,352	5,716
Advertising and marketing	1,420	1,368	2,515	2,367
Professional fees	2,871	2,227	5,754	4,295
Amortization of other intangible assets	676	779	1,363	1,567
Other	20,424	11,427	34,637	21,158

Total non-interest expense	84,245	65,181	161,207	128,030

Income before taxes	10,041	17,522	19,815	32,432
Income tax expense	3,492	6,246	6,908	11,451

Net income	6,549	11,276	12,907	20,981
Preferred stock dividends and discount accretion	5,000	—	10,000	—

Net income applicable to common shares	$1,549	$11,276	$2,907	$20,981

Net income per common share — Basic	$0.06	$0.48	$0.12	$0.89

Net income per common share — Diluted	$0.06	$0.47	$0.12	$0.87

Cash dividends declared per common share	$—	$—	$0.18	$0.18

Weighted average common shares outstanding	23,964	23,608	23,910	23,563
Dilutive potential common shares	300	531	269	555

Average common shares and dilutive common shares	24,264	24,139	24,179	24,118

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other	Total
	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders’
(In thousands)	Stock	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	$—	$26,281	$539,586	$(122,196)	$309,556	$(13,672)	$739,555

Comprehensive income:
Net income	—	—	—	—	20,981	—	20,981
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(15,188)	(15,188)
Unrealized gains on derivative Instruments	—	—	—	—	—	559	559

Comprehensive income					—		6,352

Cash dividends declared on common stock	—	—	—	—	(4,231)	—	(4,231)
Common stock repurchases	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	4,942	—	—	—	4,942
Cumulative effect of change in accounting for split-dollar life insurance	—	—	—	—	(992)		(992)
Common stock issued for:	—
Exercise of stock options and warrants	—	73	1,871	—	—	—	1,944
Restricted stock awards	—	71	(532)	—	—	—	(461)
Employee stock purchase plan	—	23	795	—	—	—	818
Director compensation plan		30	1,130	—	—	—	1,160

Balance at June 30, 2008	$—	$26,478	$547,792	$(122,258)	$325,314	$(28,301)	$749,025

Balance at December 31, 2008	$281,873	$26,611	$571,887	$(122,290)	$318,793	$(10,302)	$1,066,572

Comprehensive income:
Net income	—	—	—	—	12,907	—	12,907
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(10,666)	(10,666)
Unrealized gains on derivative instruments	—	—	—	—	—	2,807	2,807

Comprehensive income							5,048

Cash dividends declared on common stock	—	—	—	—	(4,296)	—	(4,296)
Dividends on preferred stock	—	—	—	—	(8,355)	—	(8,355)
Accretion on preferred stock	1,645	—	—	—	(1,645)	—	—
Common stock repurchases	—	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	3,431	—	—	—	3,431
Cumulative effect of change in accounting for other-than-temporary impairment	—	—	—	—	309	—	309
Common stock issued for:
Exercise of stock options and warrants	—	52	612	—	—	—	664
Restricted stock awards	—	66	(764)	—	—	—	(698)
Employee stock purchase plan	—	56	635	—	—	—	691
Director compensation plan	—	50	1,672	—	—	—	1,722

Balance at June 30, 2009	$283,518	$26,835	$577,473	$(122,302)	$317,713	$(18,161)	$1,065,076

	Six Months Ended June 30,
	2009	2008

Other Comprehensive Income:
Unrealized losses on available-for-sale securities arising during the period, net	$(17,861)	$(26,451)
Unrealized gains on derivative instruments arising during the period, net	4,567	909
Less: Reclassification adjustment for losses included in net income, net	(498)	(1,473)
Less: Income tax benefit	(4,937)	(9,440)

Other Comprehensive (loss) income	$(7,859)	$(14,629)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2009	2008

Operating Activities:
Net income	$12,907	$20,981
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	38,136	18,856
Depreciation and amortization	10,125	10,138
Stock-based compensation expense	3,431	4,942
Tax (expense) benefit from stock-based compensation arrangements	(650)	395
Excess tax benefits from stock-based compensation arrangements	(84)	(464)
Net amortization (accretion) of premium on securities	4	(859)
Mortgage servicing rights fair value change and amortization, net	1,218	668
Originations and purchases of loans held-for-sale	(2,753,665)	(946,621)
Originations of premium finance receivables held-for-sale	(520,000)	—
Proceeds from sales of mortgage loans held-for-sale	2,542,202	945,415
Bank owned life insurance income, net of claims	(851)	(1,464)
Gain on sales of premium finance receivables	(518)	(1,707)
Increase in trading securities, net	(18,574)	(306)
Net decrease in brokerage customer receivables	200	4,545
Gain on mortgage loans sold	(28,521)	(7,621)
Losses on available-for-sale securities, net	498	1,473
Loss on sales of premises and equipment, net	27	79
Decrease (increase) in accrued interest receivable and other assets, net	6,372	(687)
(Decrease) increase in accrued interest payable and other liabilities, net	(7,597)	24,085

Net Cash (Used for) Provided by Operating Activities	(715,340)	71,848

Investing Activities:
Proceeds from maturities of available-for-sale securities	975,126	587,493
Proceeds from sales of available-for-sale securities	1,071,192	609,498
Purchases of available-for-sale securities	(1,760,047)	(1,319,858)
Proceeds from sales of premium finance receivables	—	184,255
Net (increase) decrease in interest-bearing deposits with banks	(532,750)	3,972
Net increase in loans	(18,092)	(561,137)
Purchases of premises and equipment, net	(9,272)	(18,657)

Net Cash Used for Investing Activities	(273,843)	(514,434)

Financing Activities:
Increase in deposit accounts	814,576	289,873
(Decrease) increase in other borrowings, net	(92,478)	128,575
Decrease in notes payable, net	—	(18,725)
Increase in Federal Home Loan Bank advances, net	—	23,801
Repayment of subordinated note	(5,000)	—
Excess tax benefits from stock—based compensation arrangements	84	464
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	1,307	1,905
Common stock repurchases	(12)	(62)
Dividends paid	(11,366)	(4,231)

Net Cash Provided by Financing Activities	707,111	421,600

Net Decrease in Cash and Cash Equivalents	(282,072)	(20,986)
Cash and Cash Equivalents at Beginning of Period	445,904	261,154

Cash and Cash Equivalents at End of Period	$163,832	$240,168

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
The Company provides, on a national basis, loans to businesses to finance insurance premiums on their commercial insurance policies (“premium finance receivables”) through First Insurance Funding Corporation (“FIFC”). FIFC is a wholly-owned subsidiary of Lake Forest Bank. In November 2007, the Company acquired Broadway Premium Funding Corporation (“Broadway”). Broadway also provides loans to businesses to finance liability, property and casualty and other commercial insurance premiums, mainly through insurance agents and brokers in the northeastern portion of the United States and California. On October 1, 2008, Broadway merged with its parent, FIFC, but continues to utilize the Broadway brand in serving its segment of the marketplace.
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
The Company provides a full range of wealth management services through its trust, asset management and broker-dealer subsidiaries. Trust and investment services are provided at the Banks through the Company’s wholly-owned subsidiary, Wayne Hummer Trust Company, N.A. (“WHTC”), a de novo company started in 1998. Wayne Hummer Investments, LLC (“WHI”) is a broker-dealer providing a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI has office locations staffed by one or more registered financial advisors in a majority of the Company’s Banks. WHI also provides a full range of investment services to individuals through a network of relationships with community-based financial institutions primarily in Illinois. WHI is a wholly-owned subsidiary of North Shore Bank. Wayne Hummer Asset Management Company (“WHAMC”) provides money management services and advisory services to individuals, institutions and municipal and tax-exempt organizations, in addition to portfolio management and financial supervision for a wide range of pension and profit-sharing plans. WHI and WHAMC were acquired in 2002, and in February 2003, the Company acquired Lake Forest Capital Management (“LFCM”), a registered investment advisor, which was merged into WHAMC. In April 2009, WHAMC purchased certain assets and assumed certain liabilities of Advanced Investment Partners, LLC (“AIP”). AIP is an investment management firm specializing in the active management of domestic equity investment strategies. WHTC, WHI and WHAMC are referred to collectively as the “Wayne Hummer Companies.”
In May 2004, the Company acquired Wintrust Mortgage Corporation (“WMC”) (formerly known as WestAmerica Mortgage Company) and its affiliate, Guardian Real Estate Services, Inc. (“Guardian”). WMC engages primarily in the origination and purchase of residential mortgages for sale into the secondary market. WMC maintains principal origination offices in eight states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WMC is a wholly-owned subsidiary of Barrington Bank. Guardian provided document preparation and other loan closing services to WMC and a network of mortgage brokers. Guardian was merged into Barrington Bank in November 2008. In December 2008, WMC acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”).
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
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. In preparing these financial statements, management has evaluated events and transactions for potential recognition and or disclosure through August 10, 2009, the date the financial statements were issued. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) of the Company’s 2008 Form 10-K.
(2) Recent Accounting Developments
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces the Generally Accepted Accounting Principles (“GAAP”) hierarchy with two levels of GAAP: authoritative and nonauthoritative. On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities Exchange Commission. All other non-grandfathered accounting literature became nonauthoritative. The Company does not expect the adoption of SFAS 168 to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of a variable interest entity must be disregarded in applying the provisions of Interpretation 46(R). This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect these proposed changes to have a material impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends SFAS 140 by removing the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This Statement is effective for all interim and annual periods beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance for the recognition and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles. This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. This Statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FASB Staff Position No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends and clarifies SFAS No. 141(R), “Business Combinations” (SFAS 141R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141R-1 did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company adopted this FSP in the second quarter of 2009. The adoption expanded the Company’s disclosures regarding the use of fair value in interim periods. See Note 4 — Available-for-sale Securities, for the required disclosures in accordance with this FSP.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company adopted this FSP in the second quarter of 2009. See Note 4 — Available-for-sale Securities, for a further discussion on the adoption of this FSP.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP FAS 157-4 in the second quarter of 2009 did not have a material impact on the Company’s financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). Effective for fiscal years and interim periods beginning after November 15, 2008, SFAS 161 amends and expands the disclosure requirements of Statement No. 133 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and how derivative instruments and related items affect an entity’s financial position, financial performance and cash flows. SFAS 161 only relates to disclosures and did not have an impact on the Company’s financial condition or results of operations. See Note 10 — Derivative Financial Instruments, for the required disclosures in accordance with SFAS 161.
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

(4) Available-for-sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Treasury	$121,880	$—	$(10,952)	$110,928
U.S. Government agencies	517,710	862	(3,340)	515,232
Municipal	58,539	1,061	(737)	58,863
Corporate notes and other debt	67,384	2,045	(7,157)	62,272
Mortgage-backed	399,547	10,488	(3,705)	406,330
Federal Reserve/FHLB stock and other equity securities	115,764	—	(1,979)	113,785

Total available-for-sale securities	$1,280,824	$14,456	$(27,870)	$1,267,410

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	297,191	1,539	(1)	298,729
Municipal	59,471	563	(739)	59,295
Corporate notes and other debt	36,157	223	(8,339)	28,041
Mortgage-backed	272,492	12,859	(44)	285,307
Federal Reserve/FHLB stock and other equity securities	115,414	—	(2,113)	113,301

Total available-for-sale securities	$780,725	$15,184	$(11,236)	$784,673

The Company conducts a regular assessment of its investment securities to determine whether securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows, market conditions and the Company’s ability to hold the securities through the anticipated recovery period.
During the first quarter of 2009, the Company recorded $2.1 million of other than temporary impairment on certain corporate debt securities. Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, which provides guidance for the measurement and recognition of other than temporary impairment for debt securities. If an entity does not intend to sell, and it is more likely than not that the entity will not be required to sell a debt security before recovery of its cost basis, impairment should be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. The amount of impairment related to credit loss is recognized in earnings and the impairment related to other factors is recognized in other comprehensive income (loss). To determine the amount related to credit loss, the Company applied a method similar to that described by SFAS 114, “Accounting by Creditors for Impairment of a Loan” using a single best estimate of expected cash flows. The Company’s adoption of FSP 115-2 and FAS 124-2 resulted in the recognition of a cumulative-effect adjustment to retained earnings with a corresponding charge to accumulated other comprehensive income of $309,000. No impairment charges were recognized in the second quarter of 2009.

The following tables present the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$110,928	(10,952)	—	—	110,928	(10,952)
U.S. Government agencies	205,384	(3,340)	—	—	205,384	(3,340)
Municipal	15,787	(546)	1,777	(191)	17,564	(737)
Corporate notes and other debt	11,242	(2,489)	19,945	(4,668)	31,187	(7,157)
Mortgage-backed	128,839	(3,704)	174	(1)	129,013	(3,705)
Federal Reserve/FHLB stock and other equity securities	584	(1)	4,326	(1,978)	4,910	(1,979)

Total	$472,764	(21,032)	26,222	(6,838)	498,986	(27,870)

The Company does not consider these unrealized losses to be other-than-temporary at June 30, 2009. The unrealized losses within each category have occurred as a result of changes in interest rates and market spreads subsequent to purchase. A substantial portion of the securities that have unrealized losses are either U.S. Treasury securities or corporate debt obligations. The corporate debt obligations include four trust-preferred securities with unrealized losses totaling $4.3 million. These four securities represent financial issuers with high investment grade credit ratings. Most of these obligations were purchased in 1999, have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities.
In prior periods the Company recognized other than temporary impairment charges on corporate debt securities in the Company’s high-yield portfolio as well as other corporate debt (non-financial issuers). Changes in the amount of credit losses recognized in net income on these corporate debt securities are summarized as follows:

Three Months Ended
(Dollars in thousands)	June 30, 2009
Balance at beginning of period	$(6,181)
Credit losses not previously recognized	—
Reductions for securities sold during the period	1,986

Balance at end of period	$(4,195)

The amortized cost and fair value of securities as of June 30, 2009, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2009
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$100,723	101,037
Due in one to five years	264,235	265,087
Due in five to ten years	260,256	248,695
Due after ten years	140,299	132,476
Mortgage-backed	399,547	406,330
Federal Reserve/FHLB Stock and other equity	115,764	113,785

Total available-for-sale securities	$1,280,824	1,267,410

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2009	June 30, 2009
Realized gains	$1,703	$1,816
Realized losses	(163)	(178)

Net realized gains (losses)	$1,540	$(1,638)

(5) Loans
The following table is a summary of the loan portfolio as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008

Balance:
Commercial and commercial real estate	$5,083,917	$4,778,664	$4,610,550
Home equity	912,399	896,438	770,748
Residential real estate	279,345	262,908	243,400
Premium finance receivables (1)	1,070,514	1,346,586	1,145,986
Indirect consumer loans	133,808	175,955	221,511
Other loans	115,493	160,518	161,408

Total loans, net of unearned income	$7,595,476	$7,621,069	$7,153,603

Mix:
Commercial and commercial real estate	67%	63%	65%
Home equity	12	12	11
Residential real estate	3	3	3
Premium finance receivables (1)	14	18	16
Indirect consumer loans	2	2	3
Other loans	2	2	2

Total loans, net of unearned income	100%	100%	100%

(1)	Excludes $520 million of premium finance receivables reclassified to held-for-sale in the second quarter of 2009.
Premium finance receivables are recorded net of unearned income. The unearned income portions of premium finance receivables were $30.7 million at June 30, 2009, $27.1 million at December 31, 2008 and $22.9 million at June 30, 2008. Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $10.5 million at June 30, 2009, $9.4 million at December 31, 2008 and $8.7 million at June 30, 2008.

(6) Deposits
The following table is a summary of deposits as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008

Balance:
Non-interest bearing deposits	$793,173	$757,844	$688,512
NOW accounts	1,072,255	1,040,105	1,064,792
Wealth management deposits	919,968	716,178	599,451
Money market accounts	1,379,164	1,124,068	900,482
Savings accounts	461,377	337,808	326,869
Time certificates of deposit	4,565,395	4,400,747	4,181,261

Total deposits	$9,191,332	$8,376,750	$7,761,367

Mix:
Non-interest bearing deposits	9%	9%	9%
NOW accounts	11	12	14
Wealth management deposits	10	9	8
Money market accounts	15	13	12
Savings accounts	5	4	4
Time certificates of deposit	50	53	53

Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of Wayne Hummer Trust Company and brokerage customers from unaffiliated companies.
(7) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008

Notes payable	$1,000	$1,000	$41,975
Federal Home Loan Bank advances	435,980	435,981	438,983

Other borrowings:
Securities sold under repurchase agreements	242,478	334,925	381,151
Other	1,808	1,839	1,858

Total other borrowings	244,286	336,764	383,009

Subordinated notes	65,000	70,000	75,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$746,266	$843,745	$938,967

The $1.0 million balance at June 30, 2009 represents the outstanding balance on a $101.0 million loan agreement (“Agreement”) with an unaffiliated bank. The Agreement consists of a $100.0 million revolving note, with a maturity date of August 31, 2009, and a $1.0 million note that matures on June 1, 2015. At June 30, 2009, there was no outstanding balance on the $100.0 million revolving note. Interest is calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 200 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The Agreement is secured by the stock of some of the Banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. In May 2009 the Company and lender entered into an amendment to the Agreement which waived the prior violation of a debt covenant and amended the covenant to require that the Company have a return on assets in excess of zero percent based on quarterly regulatory filings through June 30, 2009 and in excess of 0.35 percent thereafter. The Agreement may be utilized, as needed, to provide capital to fund continued growth at the Company’s Banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of fixed rate obligations of the Banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At June 30, 2009, securities sold under repurchase agreements represent $62.2 million of customer balances in sweep accounts in connection with master repurchase agreements at the Banks and $180.3 million of short-term borrowings from brokers.
The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of June 30, 2009 were $20.0 million, $20.0 million and $25.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to LIBOR plus 130 basis points.
(8) Junior Subordinated Debentures
As of June 30, 2009, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2009. The junior subordinated debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

		Junior					Earliest
	Trust Preferred	Subordinated	Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	6/30/09	Date	Date	Date

Wintrust Capital Trust III	$25,000	$25,774	L+3.25	4.38%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	3.40%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	3.20%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	2.58%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	2.05%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,186	L+3.00	4.03%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,186	L+3.00	4.03%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,155	L+3.00	3.60%	05/2004	05/2034	05/2009

Total		$249,493		3.82%

The junior subordinated debentures totaled $249.5 million at June 30, 2009 and December 31, 2008 and $249.6 million at June 30, 2008.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At June 30, 2009, the weighted average contractual interest rate on the junior subordinated debentures was 3.82%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on June 30, 2009, was 7.14%. Distributions on all issues are payable on a quarterly basis.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions.

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
The net interest income and segment profit of the banking segment includes income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “Wealth management deposits” discussion in Deposits section of this report for more information on these deposits.) The following tables present a summary of certain operating information for each reportable segment for the three and six months ended for the periods shown:

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2009	2008	Contribution	Contribution
Net interest income:
Banking	$69,606	$57,964	$11,642	20%
Specialty finance	19,204	17,136	2,068	12
Wealth management	7,010	4,484	2,526	56
Parent and inter-segment eliminations	(23,323)	(20,184)	(3,139)	16

Total net interest income	$72,497	$59,400	$13,097	22%

Non-interest income:
Banking	$28,207	$24,449	$3,758	15%
Specialty finance	650	1,321	(671)	(51)
Wealth management	9,553	10,077	(524)	(5)
Parent and inter-segment eliminations	7,042	(2,243)	9,285	NM

Total non-interest income	$45,452	$33,604	$11,848	35%

Segment profit (loss):
Banking	$4,667	$14,948	$(10,281)	(69)%
Specialty finance	8,080	8,089	(9)	—
Wealth management	3,702	2,876	826	29
Parent and inter-segment eliminations	(9,900)	(14,637)	4,737	(32)

Total segment profit	$6,549	$11,276	$(4,727)	(42)%

Segment assets:
Banking	$11,214,377	$9,791,254	$1,423,123	15%
Specialty finance	1,146,971	1,239,496	(92,525)	(8)
Wealth management	58,068	57,881	187	—
Parent and inter-segment eliminations	(1,059,880)	(1,165,554)	105,674	(9)

Total segment assets	$11,359,536	$9,923,077	$1,436,459	14%

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2009	2008	Contribution	Contribution
Net interest income:
Banking	$131,415	$118,648	$12,767	11%
Specialty finance	38,219	34,679	3,540	10
Wealth management	13,502	9,290	4,212	45
Parent and inter-segment eliminations	(45,857)	(41,475)	(4,382)	11

Total net interest income	$137,279	$121,142	$16,137	13%

Non-interest income:
Banking	$51,683	$41,729	$9,954	24%
Specialty finance	1,454	3,176	(1,722)	(54)
Wealth management	17,557	19,762	(2,205)	(11)
Parent and inter-segment eliminations	11,185	(6,491)	17,676	NM

Total non-interest income	$81,879	$58,176	$23,703	41%

Segment profit (loss):
Banking	$10,507	$29,505	$(18,998)	64%
Specialty finance	16,285	16,621	(336)	(2)
Wealth management	6,850	5,645	1,205	21
Parent and inter-segment eliminations	(20,735)	(30,790)	10,055	(33)

Total segment profit	$12,907	$20,981	$(8,074)	(38)%

NM = Not Meaningful
(10) Derivative Financial Instruments
Management uses derivative financial instruments to manage its exposure to interest rate risk. The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps to manage the interest rate risk of certain variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans available-for-sale; and (4) covered call options related to specific investment securities to enhance the overall yield on such securities. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate their respective risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers.
In accordance with SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to SFAS 133 are reported in non-interest income. Interest rate derivative contracts are valued by a third party and are periodically validated by comparison with valuations provided by the respective counterparties. Fair values of mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the loan commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	Derivative Assets			Derivative Liabilities
	Balance	Fair Value		Balance	Fair Value
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008
Derivatives designated as hedging instruments under SFAS 133:

Interest rate swaps designated as Cash Flow Hedges	Other assets	—	—	Other liabilities	$14,972	$19,314

Derivatives not designated as hedging instruments under SFAS 133:

Interest rate derivatives	Other assets	$7,234	$9,115	Other liabilities	$7,167	$9,294
Interest rate lock commitments	Other assets	$764	$56	Other liabilities	$177	$386
Forward commitments to sell mortgage loans	Other assets	$2,281	$401	Other liabilities	$801	$191

Total derivatives not designated as hedging instruments under SFAS 133		$10,279	$9,572		$8,145	$9,871

Total derivatives		$10,279	$9,572		$23,117	$29,185

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2009, the Company had five interest rate swaps with an aggregate notional amount of $175.0 million that were designated as cash flow hedges of interest rate risk.

The table below provides details on each of these five interest rate swaps as of June 30, 2009 (dollars in thousands):

June 30, 2009
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(1,576)	0.60%	5.25%	Cash Flow
September 2011	40,000	(3,140)	0.60%	5.25%	Cash Flow
October 2011	25,000	(940)	1.13%	3.39%	Cash Flow
September 2013	50,000	(5,168)	0.63%	5.30%	Cash Flow
September 2013	40,000	(4,148)	0.60%	5.30%	Cash Flow

Total	$175,000	$(14,972)
During 2009, these interest rate swaps were used to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three and six months ended June 30, 2009 or June 30, 2008. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Unrealized gain (loss) at beginning of period	$(18,796)	$(15,447)	$(20,549)	$(9,067)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	1,800	1,113	3,402	1,375
Amount of gain (loss) recognized in other comprehensive income	1,014	6,176	1,165	(466)

Unrealized gain (loss) at end of period	$(15,982)	$(8,158)	$(15,982)	$(8,158)
In September 2008, the Company terminated an interest rate swap with a notional amount of $25.0 million (maturing in October 2011) that was designated in a cash flow hedge and entered into a new interest rate swap with another counterparty to effectively replace the terminated swap. The interest rate swap was terminated by the Company in accordance with the default provisions in the swap agreement. The unrealized loss on the interest rate swap at the date of termination is being amortized out of other comprehensive income to interest expense over the remaining term of the terminated swap. At June 30, 2009, accumulated other comprehensive income (loss) includes $1.0 million of unrealized loss ($622,000 net of tax) related to this terminated interest rate swap.
As of June 30, 2009, the Company estimates that during the next twelve months, $7.3 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.

Non-Designated Hedges
The Company does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image, and because of differences in counterparty credit risk changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2009, the Company had 76 derivative transactions (38 with customers and 38 with third parties) with an aggregate notional amount of $291 million ($286 million of interest rate swaps and $5.0 million of interest rate options) related to this program. These interest rate derivatives had maturity dates ranging from August 2010 to March 2019.
Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated in SFAS 133 hedge relationships. At June 30, 2009 the Company had interest rate lock commitments with an aggregate notional amount of $285 million and forward commitments to sell mortgage loans with an aggregate notional amount of $583 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to SFAS 133, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2009, December 31, 2008 or June 30, 2008.
Amounts included in the consolidated statement of income related to derivative instruments not designated in hedge relationships were as follows (dollars in thousands):

		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest rate swaps and floors	Other income	$(140)	$64	$247	$20
Mortgage banking derivatives	Mortgage banking revenue	2,897	451	2,187	478
Covered call options	Other income	—	12,083	1,998	18,863

Credit Risk
Derivative instruments have inherent risks, primarily market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the risk that the counterparty will fail to perform according to the terms of the agreement. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and the market value of the derivative instrument which is determined based on the interaction of the notional amount of the contract with the underlying, and not the notional principal amounts used to express the volume of the transactions. Market and credit risks are managed and monitored as part of the Company’s overall Asset/Liability management process, except that the credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s standard loan underwriting process since these derivatives are secured through collateral provided by the loan agreements. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. When deemed necessary, appropriate types and amounts of collateral are obtained to minimize credit exposure.
The Company has agreements with certain of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of June 30, 2009, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $22.6 million. As of June 30, 2009 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $7.4 million of cash and $7.3 million of securities. If the Company had breached any of these provisions at June 30, 2009 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
The Company is also exposed to the credit risk of its commercial borrowers who are counterparties to interest rate derivatives with the Banks. This counterparty risk related to the commercial borrowers is managed and monitored through the Banks’ standard underwriting process applicable to loans since these derivatives are secured through collateral provided by the loan agreement. The counterparty risk associated with the mirror-image swaps executed with third parties is monitored and managed in connection with the Company’s overall asset liability management process.

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
Available-for-sale and trading account securities — Fair values for available-for-sale and trading account securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers.
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
Nonqualified deferred compensation assets — The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.
Retained interests from the sale of premium finance receivables — The fair value of retained interests, which include servicing rights and interest only strips, from the sale of premium finance receivables are based on certain observable inputs such as interest rates and credits spreads, as well as unobservable inputs such as prepayments, late payments and estimated net charge-offs.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities
U.S. Treasury	$110,928	$—	$110,928	$—
U.S. Government agencies	515,232	—	515,232	—
Municipal	58,863	—	50,508	8,355
Corporate notes and other debt	62,272	—	57,894	4,378
Mortgage-backed	406,330	—	238,954	167,376
Equity securities (1)	34,633	—	8,952	25,681
Trading account securities	22,973	200	1,351	21,422
Mortgage loans held-for-sale	291,275	—	291,275	—
Mortgage servicing rights	6,278	—	—	6,278
Nonqualified deferred compensation assets	2,461	—	2,461	—
Derivative assets	10,279	—	10,279	—
Retained interests from the sale of premium finance receivables	—	—	—	—

Total	$1,521,524	$200	$1,287,834	$233,490

Derivative liabilities	$23,117	$—	$23,117	$—

	June 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities (1)	$1,512,537	$—	$1,363,349	$149,188
Trading account securities	1,877	80	1,797	—
Mortgage loans held-for-sale	114,739	—	114,739	—
Mortgage servicing rights	4,896	—	—	4,896
Nonqualified deferred compensation assets	3,216	—	3,216	—
Derivative assets	2,437	—	2,437	—
Retained interests from the sale of premium finance receivables	5,264	—	—	5,264

Total	$1,644,966	$80	$1,485,538	$159,348

Derivative liabilities	$10,103	$—	$10,103	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of June 30, 2009 and 2008 for mortgage loans held-for-sale measured at fair value under SFAS 159 was $283.5 million and $112.6 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $291.3 million and $114.7 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2009 and 2008.

The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during the three months and six months ended June 30, 2009 are summarized as follows:

			Corporate
	U.S. Govt.		notes and	Mortgage	Equity
(Dollars in thousands)	agencies	Municipal	other debt	-backed	securities
Balance at March 31, 2009	$109	$17,096	$4,374	$175,475	$25,872
Total net gains (losses) included in:
Net income (1)	—	—	4	—	—
Other comprehensive income	—	—	—	(134)	—
Purchases, issuances and settlements, net	—	(6,592)	—	(7,965)	—
Net transfers into/(out) of Level 3	(109)	(2,149)	—	—	(191)

Balance at June 30, 2009	$—	$8,355	$4,378	$167,376	$25,681

Balance at January 1, 2009	$110	$9,373	$1,395	$4,010	$26,104
Total net gains included in:
Net income (1)	—	—	4	—	—
Other comprehensive income	(1)	—	—	(1,447)	—
Purchases, issuances and settlements, net	—	1,131	2,979	164,813	35
Net transfers into/(out) of Level 3	(109)	(2,149)	—	—	(458)

Balance at June 30, 2009	$—	$8,355	$4,378	$167,376	$25,681

(1)	Income for Corporate notes and other debt is recognized as a component of interest income on securities.
The changes in Level 3 for assets and liabilities not including in the preceding table measured at fair value on a recurring basis during the three months and six months ended June 30, 2009 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	Interests
Balance at March 31, 2009	$12,218	$4,163	$301
Total net gains (losses) included in:
Net income (1)	8,204	2,115	—
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	1,000	—	(301)
Net transfers into/(out) of Level 3	—	—	—

Balance at June 30, 2009	$21,422	$6,278	$—

Balance at January 1, 2009	$3,075	$3,990	$1,229
Total net gains included in:
Net income (1)	16,301	2,288	—
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	2,046	—	(1,229)
Net transfers into/(out) of Level 3	—	—	—

Balance at June 30, 2009	$21,422	$6,278	$—

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income, changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income while gains for retained interests are recorded as a component of gain on sales of premium finance receivables in non-interest income.

The changes in Level 3 for assets and liabilities measured at fair value on a recurring basis during the three months and six months ended June 30, 2008 are summarized as follows:

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
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2009.

					Three Months	Six Months
					Ended	Ended
					June 30, 2009	June 30, 2009
	June 30, 2009				Fair Value	Fair Value
					Losses	Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized	Recognized

Impaired loans	$206,192	$—	$—	$206,192	$5,785	$9,851
Other real estate owned	41,438	—	—	41,438	224	352

Total	$247,630	$—	$—	$247,630	$6,009	$10,203

Impaired loans — A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. As stated in SFAS 157, impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate collateral-dependant impaired loans.

Other real estate owned — Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.
In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), as amended by FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” on a quarterly basis the Company is now required to report the fair value of all financial instruments on the consolidated statement of condition, including those financial instruments carried at cost. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the financial statements and notes included in this quarterly report. The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and and December 31, 2008 were as follows:

	At June 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$163,832	163,832	445,904	445,904
Interest bearing deposits with banks	655,759	655,759	123,009	123,009
Available-for-sale securities	1,267,410	1,267,410	784,673	784,673
Trading account securities	22,973	22,973	4,399	4,399
Brokerage customer receivables	17,701	17,701	17,901	17,901
Mortgage loans held-for-sale, at fair value	291,275	291,275	51,029	51,029
Loans held-for-sale, at lower of cost or market	529,825	529,912	10,087	10,207
Loans, net of unearned income	7,595,476	7,745,854	7,621,069	7,988,028
Mortgage servicing rights	6,278	6,278	3,990	3,990
Nonqualified deferred compensation assets	2,461	2,461	2,279	2,279
Retained interests from the sale of premium finance receivables	—	—	1,229	1,229
Derivative assets	10,279	10,279	9,572	9,572
Accrued interest receivable and other	118,659	118,659	114,737	114,737

Total financial assets	$10,681,928	10,832,393	9,189,878	9,556,957

Financial Liabilities:
Non-maturity deposits	$4,625,937	4,625,937	3,976,003	3,976,003
Deposits with stated maturities	4,565,395	4,610,496	4,400,747	4,432,388
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	435,980	451,392	435,981	484,528
Subordinated notes	65,000	65,000	70,000	70,000
Other borrowings	244,286	244,286	336,764	336,764
Junior subordinated debentures	249,493	278,440	249,515	205,252
Derivative liabilities	23,117	23,117	29,185	29,185
Accrued interest payable	18,602	18,602	18,533	18,533

Total financial liabilities	$10,228,810	10,318,270	9,517,728	9,553,653

The following methods and assumptions were used by the Company in estimating fair values of financial instruments that were not previously disclosed.
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
Loans held-for-sale, at lower of cost or market. Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics.
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
Deposit liabilities. The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand as of period-end (i.e. the carrying value). The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently in effect for deposits of similar remaining maturities.
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
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows.

(12) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	June 30,
(Dollars in thousands)	2009	Acquired	Losses	2009
Banking	$245,886	$215	$—	$246,101
Premium finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$276,310	$215	$—	$276,525

The increase in the Banking segment’s goodwill in the first six months of 2009 relates to additional contingent consideration paid to the former owners of WestAmerica and Guardian as a result of attaining certain performance measures. This was the final payment of contingent consideration due as a result of the Company’s 2004 acquisition of WestAmerica and Guardian.
Pursuant to the acquisition of PMP in December 2008, Wintrust could pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any contingent payments made pursuant to this transaction would be reflected as increases in the Banking segment’s goodwill.
A summary of finite-lived intangible assets as of June 30, 2009, December 31, 2008 and June 30, 2008 and the expected amortization as of June 30, 2009 is as follows (in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252	3,252
Accumulated amortization	(3,165)	(3,079)	(2,942)

Net carrying amount	87	173	310

Banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918	27,918
Accumulated amortization	(14,761)	(13,483)	(12,058)

Net carrying amount	13,157	14,435	15,860

Total other intangible assets, net	$13,244	14,608	16,170

Estimated amortization

Actual in 6 months ended June 30, 2009	$1,363
Estimated remaining in 2009	1,354
Estimated — 2010	2,381
Estimated — 2011	2,253
Estimated — 2012	2,251
Estimated — 2013	2,235
The customer list intangibles recognized in connection with the acquisitions of LFCM in 2003 and WHAMC in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions between 2003 and 2006 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $1.4 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively.

(13) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock, and in May 2009 the Company’s shareholders approved an additional 325,000 shares of common stock that may be offered under the 2007 Plan. All grants made in 2007, 2008 and 2009 were made pursuant to the 2007 Plan. As of June 30, 2009, 431,318 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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
Compensation cost charged to income for stock options was $862,000 and $1.3 million in the second quarters of 2009 and 2008, respectively, and $1.8 million and $2.4 million for the year-to-date periods of 2009 and 2008, respectively. Compensation cost charged to income for restricted shares was $797,000 in the second quarter of 2009 and $1.2 million in the second quarter of 2008, and $1.7 million and $2.5 million for the year-to-date periods of 2009 and 2008, respectively.
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
Stock-based compensation cost is measured as the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected term of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following table presents the weighted average assumptions used to determine the fair value of options granted in the six months ending June 30, 2009 and 2008:

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Expected dividend yield	2.2%	1.1%
Expected volatility	44.6%	32.4%
Risk-free rate	2.2%	3.3%
Expected option life (in years)	6.0	6.7

A summary of stock option activity under the Plans for the six months ended June 30, 2009 and June 30, 2008 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value(2)
Stock Options	Shares	Strike Price	Term(1)	($000)

Outstanding at January 1, 2009	2,388,174	$35.61
Granted	31,500	16.97
Exercised	(52,090)	11.83
Forfeited or canceled	(46,989)	29.68

Outstanding at June 30, 2009	2,320,595	$36.01	4.1	$1,408

Exercisable at June 30, 2009	1,920,664	$34.39	3.8	$1,376

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	57,450	31.83
Exercised	(73,408)	14.81
Forfeited or canceled	(16,100)	47.29

Outstanding at June 30, 2008	2,473,123	$35.19	4.9	$7,062

Exercisable at June 30, 2008	1,835,402	$30.97	4.3	$7,062

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the six months ended June 30, 2009 and 2008 was $6.28 and $10.98, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, was $218,000 and $1.4 million, respectively.
A summary of restricted share award activity under the Plans for the six months ended June 30, 2009 and June 30, 2008, is presented below:

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	262,997	$44.09	308,627	$48.16
Granted	10,000	20.22	50,120	30.58
Vested (shares issued)	(65,944)	41.26	(70,357)	49.94
Forfeited	(1,085)	28.63	(3,955)	38.58

Outstanding at June 30	205,968	$44.02	284,435	$44.66

As of June 30, 2009, there was $8.0 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
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
The following table shows the computation of basic and diluted EPS for the periods indicated:

			For the Three Months		For the Six Months
			Ended June 30,		Ended June 30,
(In thousands, except per share data)			2009	2008	2009	2008
Net income			$6,549	$11,276	$12,907	$20,981
Preferred stock dividends and discount accretion			5,000	—	10,000	—

Net income applicable to common shares	(A	)	1,549	11,276	2,907	20,981

Average common shares outstanding	(B	)	23,964	23,608	23,910	23,563
Effect of dilutive potential common shares			300	531	269	555

Weighted average common shares and effect of dilutive potential common shares	(C	)	24,264	24,139	24,179	24,118

Net income per common share:
Basic	(A/B	)	$0.06	$0.48	$0.12	$0.89

Diluted	(A/C	)	$0.06	$0.47	$0.12	$0.87

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

(15) Subsequent Events
On July 28, 2009, FIFC entered into an Asset Purchase Agreement with American International Group, Inc. (“AIG”), pursuant to which FIFC purchased a portfolio of domestic life insurance premium finance loans with an aggregate unpaid principal balance of approximately $941.3 million (the “Loan Portfolio”) and certain related assets from A.I. Credit Corp. and A.I. Credit Consumer Discount Company, each an indirect wholly-owned subsidiary of AIG (collectively, “A.I. Credit”), for an aggregate purchase price of $679.5 million, subject to post-closing adjustments. The purchase price is subject to a customary post-closing adjustment based on the value of the Loan Portfolio as of the closing date. FIFC can purchase up to an aggregate of $84.4 million of additional life insurance premium finance assets for up to $61.2 million in the future subject to satisfying certain conditions.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2009, compared with December 31, 2008, and June 30, 2008, and the results of operations for the six month periods ended June 30, 2009 and 2008 should be read in conjunction with the Company’s unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Overview and Strategy
Wintrust is a financial holding company providing traditional community banking services as well as a full array of wealth management services to customers in the Chicago metropolitan area and southern Wisconsin. Additionally, the Company operates other financing businesses on a national basis through several non-bank subsidiaries.
Community Banking
As of June 30, 2009, the Company’s community banking franchise consisted of 15 community banks (the “Banks”) with 79 locations. The Company developed its banking franchise through the de novo organization of nine banks (55 locations) and the purchase of seven banks, one of which was merged into another of our banks, with 24 locations. Wintrust’s first bank was organized in December 1991, as a highly personal service-oriented community bank. Each of the banks organized or acquired since then share that same commitment to community banking. The historical financial performance of the Company has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. The Company’s financial performance generally reflects the improved profitability of its banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From the Company’s experience, it generally takes over 13 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
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
There has been no expansion activity of the Company’s banking franchise since June 30, 2008.

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
First Insurance Funding Corporation (“FIFC”) is the Company’s most significant specialized earning asset niche, originating approximately $1.1 billion in loan (premium finance receivables) during the second quarter of 2009. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the Banks in order to more fully utilize their lending capacity as these loans generally provide the Banks with higher yields than alternative investments. However, excess FIFC originations over the capacity to retain such loans within the Banks’ loan portfolios may be sold to unrelated third parties with servicing retained.
On November 1, 2007, FIFC acquired Broadway Premium Funding Corporation (“Broadway”). Broadway is a commercial finance company that specializes in financing insurance premiums for corporate entities. Its products are marketed through insurance agents and brokers to their small to mid-size corporate clients primarily in the northeastern United States and California. On October 1, 2008, Broadway merged with its parent, FIFC, but continues to utilize the Broadway brand in serving its segment of the marketplace.
In 2007, FIFC began financing life insurance policy premiums for high net-worth individuals. These loans are originated through independent insurance agents with assistance from financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans can be secured with a letter of credit or certificate of deposit.
On July 28, 2009, FIFC entered into an Asset Purchase Agreement with American International Group, Inc. (“AIG”), pursuant to which FIFC purchased a portfolio of domestic life insurance premium finance loans with an aggregate unpaid principal balance of approximately $941.3 million (the “Loan Portfolio”) and certain related assets from A.I. Credit Corp. and A.I. Credit Consumer Discount Company, each an indirect wholly-owned subsidiary of AIG (collectively, “A.I. Credit”), for an aggregate purchase price of $679.5 million, subject to post-closing adjustments. The purchase price is subject to a customary post-closing adjustment based on the value of the Loan Portfolio as of the closing date. FIFC can purchase up to an aggregate of $84.4 million of additional life insurance premium finance assets for up to $61.2 million in the future subject to satisfying certain conditions.
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

Wintrust Mortgage Corporation (“WMC”) (formerly WestAmerica Mortgage Company) engages in the origination and purchase of residential mortgages for sale into the secondary market. WMC sells its loans with servicing released and does not currently engage in servicing loans for others. WMC maintains principal origination offices in eight states, including Illinois, and originates loans in other states through wholesale and correspondent offices. WMC provides the Banks with the ability to use an enhanced loan origination and documentation system which allows WMC and each Bank to better utilize existing operational capacity and expand the mortgage products offered to the Banks’ customers. In December 2008, Wintrust Mortgage Corporation acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”).
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
In the third quarter of 2008, the Company ceased the origination of indirect automobile loans. This niche business served the Company well over the past twelve years in helping de novo banks to grow quickly and profitably into their physical structures. Competitive pricing pressures have significantly reduced the long-term potential profitably of this niche business. Given the current economic environment and the retirement of the founder of this niche business, exiting the origination of this business was deemed to be in the best interest of the Company. The Company will continue to service its existing portfolio for the duration of the life of the existing credits.
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

The following table presents a summary of the approximate amount of assets under administration and/or management in the Company’s wealth management operating subsidiaries as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008
WHTC	$1,591,639	$1,168,321	$989,028
WHAMC (1)	995,061	399,799	430,864
WHAMC’s proprietary mutual funds	16,120	7,311	10,927
WHI — brokerage assets in custody	4,200,000	4,000,000	5,100,000

(1)	Excludes proprietary mutual funds managed by WHAMC
The increase in assets under administration and/or management by WHTC and WHI in the second quarter of 2009 was primarily due to higher market valuations.
The AIP transaction during the second quarter of 2009 was the main contributing factor in the growth of assets under administration and/or management by WHAMC, excluding its proprietary mutual funds. Other assets under administration and/or management by WHAMC, including its proprietary mutual funds, increased mainly as a result of higher market valuations.
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
On December 19, 2008, the Company entered into an agreement with the Treasury to participate in the CPP, pursuant to which the Company issued and sold preferred stock and a warrant to Treasury, in exchange for aggregate consideration of $250 million. The Treasury is permitted to amend the agreement unilaterally in order to comply with any changes in applicable federal statutes.
The preferred stock qualifies as Tier 1 capital and pays a cumulative dividend rate of 5% per annum for the first five years and a rate of 9% per annum beginning on February 15, 2014. The preferred stock is non-voting, other than class voting rights on certain matters that could amend the rights of or adversely affect the stock.
While EESA imposed some limitations and conditions on the Company’s ability to redeem the preferred stock, those limitations and conditions were eliminated with the enactment of the ARRA. Now the Company is permitted, subject to consultation with the appropriate Federal banking agency, to repay the preferred stock at any time. If the Company repurchases the preferred stock, we may also repurchase the warrant at fair market value. In the event the Company does not repurchase the warrant, the Secretary of the Treasury is required to liquidate the warrant.
The Treasury may transfer the preferred stock to a third party at any time. Participation in the CPP restricts the Company’s ability to increase dividends on its common stock or to repurchase its common stock until three years have elapsed, unless (i) all of the preferred stock issued to the Treasury is redeemed, (ii) all of the preferred stock issued to the Treasury has been transferred to third parties, or (iii) the Company receives the consent of the Treasury. In conjunction with the purchase of preferred stock, the Treasury received a warrant to purchase 1,643,295 shares of the Company’s common stock for an aggregate market price of $37,500,000. The warrant is immediately exercisable and has a ten year term.

In conjunction with the Company’s participation in the CPP, the Company was required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards initially applied to the chief executive officer, chief financial officer, plus the three most highly compensated executive officers. However, such restrictions now apply to the next 20 most highly compensated employees in addition to our senior executive officers. In addition, the Company is required to not deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.
Participation in the CPP subjects the Company to increased oversight by the Treasury, banking regulators and Congress. Under the terms of the CPP, the Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect corporate books and records through Wintrust’s federal banking regulator. In addition, the Treasury has the right to appoint two directors to the Wintrust board if the Company misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.
On June 10, 2009, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under the ARRA, which amended the requirements of the EESA, as described in our quarterly report for the quarter ended March 31, 2009. The rules apply to us as a recipient of funds under the CPP as of the date of publication in the Federal Register on June 15, 2009, but are subject to comment until August 14, 2009. The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.
Recent Legislative and Regulatory Developments
On June 17, 2009, the Administration released a broad and complex plan for financial regulatory reform that would restructure the current regulatory system, significantly increasing supervision and regulation of financial firms, services and markets. The plan would create a new Financial Services Oversight Council, chaired by the U.S. Treasury and including the heads of the principal federal financial regulators as members, to identify systemic risks and improve interagency cooperation. The plan would strengthen capital and other prudential standards for all banks and bank holding companies and require all financial holding companies to be “well-capitalized” and “well-managed” on a consolidated basis. The plan also proposes the establishment of a new independent agency, the Consumer Financial Protection Agency (“CFPA”), which would regulate consumer financial services and products, such as credit, savings and payment products. The CFPA would have sole rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over all institutions subject to its regulations. The CFPA’s rules would serve as a floor allowing states to adopt and enforce stricter laws for institutions of all types, regardless of charter, and to enforce these laws, as well as regulations of the CFPA. The plan would also strengthen the supervision and regulation of securitization markets. It would require loan originators to retain a portion of the credit risk of securitized exposures and increase reporting by asset-backed securities issuers. Although the Administration’s goal is to have the proposed plan legislated before the end of the year, implementation could take longer based on the complexity and controversial nature of the proposals. Modifications to the proposals are likely, and the final legislation may differ significantly from the plan.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2009, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2009	June 30, 2008	Change
Net income	$6,549	$11,276		(42)%
Net income per common share — Diluted	0.06	0.47		(87)
Net revenue (1)	117,949	93,004		27
Net interest income	72,497	59,400		22
Net interest margin (2)	2.91%	2.77%	14	bp
Net overhead ratio (3)	1.41	1.31		10
Efficiency ratio (2) (4)	72.02	69.54		248
Return on average assets	0.24	0.47		(23)
Return on average common equity	0.79	5.97		(518)

	Six Months	Six Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
	June 30, 2009	June 30, 2008	Change
Net income	$12,907	$20,981		(38)%
Net income per common share — Diluted	0.12	0.87		(86)
Net revenue (1)	219,158	179,318		22
Net interest income	137,279	121,142		13
Net interest margin (2)	2.81%	2.88%	(7	)bp
Net overhead ratio (3)	1.47	1.47		—
Efficiency ratio (2) (4)	73.00	70.30		270
Return on average assets	0.24	0.44		(20)
Return on average common equity	0.75	5.61		(486)
At end of period
Total assets	$11,359,536	$9,923,077		14%
Total loans, net of unearned income	7,595,476	7,153,603		6
Total loans, including loans held-for-sale	8,416,576	7,271,982		16
Total deposits	9,191,332	7,761,367		18
Junior subordinated debentures	249,493	249,579		—
Total shareholders’ equity	1,065,076	749,025		42
Book value per common share	32.59	31.70		3
Market price per common share	16.08	23.85		(33)
Allowance for credit losses to total loans (5)	1.14%	0.81%	33	bp
Non-performing loans to total loans	3.14	1.21		193

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

(A) Interest income (GAAP)	$127,129	$126,160	$249,208	$262,336
Taxable-equivalent adjustment:
— Loans	110	158	267	357
— Liquidity management assets	450	428	902	939
— Other earning assets	10	6	21	19

Interest income — FTE	$127,699	$126,752	$250,398	$263,651
(B) Interest expense (GAAP)	54,632	66,760	111,929	141,194

Net interest income — FTE	$73,067	$59,992	$138,469	$122,457

(C) Net interest income (GAAP) (A minus B)	$72,497	$59,400	$137,279	$121,142

(D) Net interest margin (GAAP)	2.88%	2.74%	2.79%	2.84%
Net interest margin — FTE	2.91%	2.77%	2.81%	2.88%
(E) Efficiency ratio (GAAP)	72.37%	69.98%	73.39%	70.82%
Efficiency ratio — FTE	72.02%	69.54%	73.00%	70.30%

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
Net Income
Net income for the quarter ended June 30, 2009 totaled $6.5 million, a decrease of $4.7 million, or 42%, compared to the second quarter of 2008, and a decrease of approximately $190,000, or 3%, compared to the first quarter of 2009. On a per share basis, net income for the second quarter of 2009 totaled $0.06 per diluted common share, a decrease of $0.41 per share, or 87%, as compared to the 2008 second quarter total of $0.47 per diluted common share. Contributing to the 87% decrease in earnings per diluted common share in the second quarter of 2009 compared to the second quarter of 2008 were preferred share dividends of $10.0 million, including discount accretion, which reduced net income available to common shareholders. Compared to the first quarter of 2009, net income per diluted share in the second quarter of 2009 remained unchanged at $0.06.
Significant items affecting the second quarter of 2009 results as compared to the same period in the prior year include higher mortgage banking revenues and the increase in market value of collateralized mortgage obligations in the Company’s trading portfolio, offset by a higher provision for credit losses, higher levels of mortgage banking commissions and preferred share dividends paid, lower levels of option income and a special assessment of FDIC deposit insurance. The return on average equity for the second quarter of 2009 was 0.79%, compared to 5.97% for the prior year second quarter and 0.71% for the first quarter of 2009.
Net income for the first six months of 2009 totaled $12.9 million, a decrease of $8.1 million, or 38%, compared to $21.0 million for the same period in 2008. On a per share basis, net income per diluted common share was $0.12 for the first six months of 2009, a decrease of $0.75 per share, or 86%, compared to $0.87 for the first six months of 2008. Return on average equity for the first six months of 2009 was 0.75% versus 5.61% for the same period of 2008.

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
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the second quarter of 2009 as compared to the second quarter of 2008 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$1,851,179	$17,102	3.71%	$1,543,795	$17,521	4.56%
Other earning assets (2) (3) (7)	22,694	185	3.27	22,519	270	4.83
Loans, net of unearned income (2) (4) (7)	8,212,572	110,412	5.39	7,158,317	108,961	6.12

Total earning assets (7)	$10,086,445	$127,699	5.08%	$8,724,631	$126,752	5.84%

Allowance for loan losses	(72,990)			(53,798)
Cash and due from banks	118,402			125,806
Other assets	905,611			885,815

Total assets	$11,037,468			$9,682,454

Interest-bearing deposits	$8,097,096	$43,502	2.15%	$6,906,437	$53,862	3.14%
Federal Home Loan Bank advances	435,983	4,503	4.14	437,642	4,557	4.19
Notes payable and other borrowings	249,123	1,752	2.82	439,130	2,900	2.66
Subordinated notes	66,648	428	2.54	75,000	843	4.45
Junior subordinated debentures	249,494	4,447	7.05	249,594	4,598	7.29

Total interest-bearing liabilities	$9,098,344	$54,632	2.41%	$8,107,803	$66,760	3.31%

Non-interest bearing deposits	754,479			663,526
Other liabilities	117,250			150,872
Equity	1,067,395			760,253

Total liabilities and shareholders’ equity	$11,037,468			$9,682,454

Interest rate spread (5) (7)			2.67%			2.53%
Net free funds/contribution (6)	$988,101		0.24	$616,828		0.24

Net interest income/Net interest margin (7)		$73,067	2.91%		$59,992	2.77%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2009 and 2008 were $570,000 and $592,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Quarter Ended June 30, 2009 compared to the Quarter Ended June 30, 2008
Tax-equivalent net interest income for the quarter ended June 30, 2009 totaled $73.1 million, an increase of $13.1 million, or 22%, as compared to the $60.0 million recorded in the same quarter of 2008. For the second quarter of 2009, the net interest margin was 2.91%, up 14 basis points when compared to the net interest margin of 2.77% in the same quarter of 2008.
The yield on total earning assets was 5.08% for the second quarter of 2009 and 5.84% in the second quarter of 2008. The second quarter 2009 yield on loans was 5.39%, a 73 basis point decrease when compared to the prior year second quarter yield of 6.12%. The yield on liquidity management assets in the second quarter of 2009 was 3.71% compared to 4.56% in the second quarter of 2008.
The rate paid on interest-bearing liabilities was 2.41% in the second quarter of 2009 and 3.31% in the second quarter of 2008. The interest-bearing deposit rate in the second quarter of 2009 declined 99 basis points to 2.15% from a rate of 3.14% in the same quarter in 2008.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.43% in the second quarter of 2009 compared to 4.29% in the second quarter of 2008. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage its interest rate risk position and for general corporate purposes.
The higher level of interest income in the second quarter of 2009 compared to the second quarter of 2008 was attributable to increasing credit spreads on new loan volumes, the ability to raise interest-bearing deposits at more reasonable rates and strong earning asset growth. The Company has made significant progress in shifting its mix of retail deposits away from certificates of deposit into lower cost, more variable rate NOW, savings, money market and wealth management deposits. Additionally, the Company has been able to successfully raise deposits to fund loan growth through competitive products, including its MaxSafe® deposit accounts, which provide customers with expanded FDIC insurance coverage by spreading a customer’s deposit across its fifteen bank charters. This product differentiates the Company’s Banks from many of its competitors that have consolidated their bank charters into one charter with multiple branches.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the second quarter of 2009 as compared to the first quarter of 2009 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2009			March 31, 2009
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$1,851,179	$17,102	3.71%	$1,839,161	$15,499	3.42%
Other earning assets (2) (3) (7)	22,694	185	3.27	22,128	155	2.85
Loans, net of unearned income (2) (4) (7)	8,212,572	110,412	5.39	7,924,849	107,045	5.48

Total earning assets (7)	$10,086,445	$127,699	5.08%	$9,786,138	$122,699	5.08%

Allowance for loan losses	(72,990)			(72,044)
Cash and due from banks	118,402			107,550
Other assets	905,611			903,322

Total assets	$11,037,468			$10,724,966

Interest-bearing deposits	$8,097,096	$43,502	2.15%	$7,747,879	$45,953	2.41%
Federal Home Loan Bank advances	435,983	4,503	4.14	435,982	4,453	4.14
Notes payable and other borrowings	249,123	1,752	2.82	301,894	1,870	2.51
Subordinated notes	66,648	428	2.54	70,000	580	3.31
Junior subordinated debentures	249,494	4,447	7.05	249,506	4,441	7.12

Total interest-bearing liabilities	$9,098,344	$54,632	2.41%	$8,805,261	$57,297	2.64%

Non-interest bearing deposits	754,479			733,911
Other liabilities	117,250			124,140
Equity	1,067,395			1,061,654

Total liabilities and shareholders’ equity	$11,037,468			$10,724,966

Interest rate spread (5) (7)			2.67%			2.44%
Net free funds/contribution (6)	$988,101		0.24	$980,877		0.27

Net interest income/Net interest margin (7)		$73,067	2.91%		$65,402	2.71%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2009 was $570,000 and for the three months ended March 31, 2009 was $620,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Quarter Ended June 30, 2009 compared to the Quarter Ended March 31, 2009
Tax-equivalent net interest income for the quarter ended June 30, 2009 totaled $73.1 million, an increase of $7.7 million, or 12%, as compared to the $65.4 million recorded in the first quarter of 2009. For the second quarter of 2009, the net interest margin was 2.91%, up 20 basis points when compared to the 2.71% recorded in the first quarter of 2009.
The yield on total earning assets for the second quarter of 2009 was 5.08% unchanged as compared to the first quarter of 2009. The second quarter of 2009 yield on loans was 5.39%, a 9 basis point decrease when compared to the first quarter 2009 yield of 5.48%. The liquidity management assets yield in the second quarter of 2009 was 3.71% compared to 3.42% in the first quarter of 2009.
The rate paid on interest-bearing liabilities decreased to 2.41% in the second quarter of 2009 as compared to 2.64% in the first quarter of 2009. The cost of interest-bearing deposits decreased in the second quarter of 2009 to 2.15% compared to 2.41% in the first quarter of 2009.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, increased to 4.43% in the second quarter of 2009 compared to 4.32% in the first quarter of 2009. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage interest rate risk position and for general corporate purposes.
The higher level of net interest income recorded in the second quarter of 2009 compared to the first quarter of 2009 was attributable to increasing credit spreads on new loan volumes and the ability to raise interest-bearing deposits at more reasonable rates and strong earning asset growth. Average earning asset growth of $300 million in the second quarter of 2009 compared to the first quarter of 2009 was comprised of $288 million of loan growth and $12 million of liquid management asset growth. The $300 million of earning asset growth was primarily funded by a $293 million increase in the average balances of interest-bearing liabilities.
In the second quarter of 2009, the yield on loans decreased nine basis points and the rate on interest-bearing deposits decreased 26 basis points compared to the first quarter of 2009. The bulk of the decrease in yield on loans is attributable to premium finance receivables. Overall rates offered on this product were lower in the second quarter of 2009 than they were in the 2008. The majority of the impact of the most recent lowering of interest rates by the Federal Reserve, totaling 175 basis points in the fourth quarter of 2008, should now be fully incorporated in this portfolio. Management believes opportunities during the remainder of 2009 for increasing credit spreads in commercial loan portfolio and re-pricing of maturities of retail certificates of deposits should contribute to continued net interest margin expansion.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first six months of 2009 as compared to the first six months of 2008:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$1,845,283	$32,602	3.56%	$1,467,768	$34,867	4.78%
Other earning assets (2) (3) (7)	22,412	340	3.06	24,461	671	5.51
Loans, net of unearned income (2) (4) (7)	8,065,058	217,456	5.44	7,084,189	228,113	6.48

Total earning assets (7)	$9,932,753	$250,398	5.08%	$8,576,418	$263,651	6.18%

Allowance for loan losses	(72,537)			(52,605)
Cash and due from banks	117,615			125,274
Other assets	903,694			877,745

Total assets	$10,881,525			$9,526,832

Interest-bearing deposits	$7,921,810	$89,455	2.28%	$6,827,209	$115,292	3.40%
Federal Home Loan Bank advances	435,983	8,956	4.14	432,276	9,113	4.24
Notes payable and other borrowings	276,893	3,622	2.64	385,319	5,670	2.96
Subordinated notes	68,315	1,008	2.93	75,000	1,930	5.09
Junior subordinated debentures	249,500	8,888	7.09	249,615	9,189	7.28

Total interest-bearing liabilities	$8,952,501	$111,929	2.52%	$7,969,419	$141,194	3.56%

Non-interest bearing deposits	744,251			653,232
Other liabilities	120,185			152,077
Equity	1,064,588			752,104

Total liabilities and shareholders’ equity	$10,881,525			$9,526,832

Interest rate spread (5) (7)			2.56%			2.62%
Net free funds/contribution (6)	$980,252		0.25	$606,999		0.26

Net interest income/Net interest margin (7)		$138,469	2.81%		$122,457	2.88%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2009 and 2008 were $1.2 million and $1.3 million, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008
Tax-equivalent net interest income for the six months ended June 30, 2009 totaled $138.5 million, an increase of $16.0 million, or 13%, as compared to the $122.5 million recorded in the first half of 2008. For the first half of 2009, the net interest margin was 2.81%, down 7 basis points when compared to 2.88% in the first half of 2008.
The yield on total earning assets for the first half of 2009 was 5.08% as compared to the 6.18% in the first six months of 2008. The first six months of 2009 yield on loans was 5.44%, a 104 basis point decrease when compared to the first six months of 2008 yield of 6.48%. The yield on liquidity management assets in the first half of 2009 was 3.56% compared to 4.78% in the first half of 2008.
The rate paid on interest-bearing liabilities decreased to 2.52% in the first half of 2009 as compared to 3.56% in the first half of 2008. The cost of interest-bearing deposits decreased in the first six months of 2009 to 2.28% compared to 3.40% in the first six months of 2008.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.37% in the first six months of 2009 compared to 4.53% in the first half of 2008. The Company utilizes certain borrowing sources to fund the additional capital requirements of the Banks, manage capital, manage interest rate risk position and for general corporate purposes.
The higher level of net interest income recorded in the first half of 2009 compared to the first half of 2008 was attributable to increasing credit spreads on new loan volumes and the ability to raise interest-bearing deposits at more reasonable rates and strong earning asset growth. Average earning asset growth of $1.4 billion in the first half of 2009 compared to the first half of 2008 was comprised of $980.9 million of loan growth and $377.5 million of liquid management asset growth. This growth was primarily funded by a $983.1 million increase in the average balances of interest-bearing liabilities and an increase in the average balance of net free funds of $373.3 million. Management believes opportunities during 2009 for continuing to increase credit spreads in the loan portfolio and favorable repricing of maturing retail certificates of deposit should help offset the effects of any additional interest rate spread compression on variable rate retail deposits and the unprecedented competitive retail deposit pricing given the current economic conditions that have hindered net interest margin expansion.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended June 30, 2009 and March 31, 2009, the six-month periods ended June 30, 2009 and June 30, 2008 and the three-month periods ended June 30, 2009 and June 30, 2008. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter	First Six Months	Second Quarter
	of 2009	of 2009	of 2009
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2009	of 2008	of 2008
Tax-equivalent net interest income for comparative period	$65,402	$122,457	$59,992
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	2,598	23,097	12,145
Change due to interest rate fluctuations (rate)	4,348	(6,409)	930
Change due to number of days in each period	719	(676)	—

Tax-equivalent net interest income for the period ended June 30, 2009	$73,067	$138,469	$73,067

Non-interest Income
For the second quarter of 2009, non-interest income totaled $45.5 million, an increase of $11.8 million, or 35%, compared to the second quarter of 2008. The increase was primarily attributable to an increase in mortgage banking revenue and trading income offset by lower levels of fees from covered call options. For the first six months of 2009, non-interest income totaled $81.9 million, an increase of $23.7 million, or 41%, compared to the first six months of 2008. This increase was primarily attributable to increases in mortgage banking revenue and trading income offset by lower levels of fees from covered call options.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Brokerage	$4,280	$4,948	(668)	(14)
Trust and asset management	2,603	2,823	(220)	(8)

Total wealth management	6,883	7,771	(888)	(11)

Mortgage banking	22,596	7,536	15,060	200
Service charges on deposit accounts	3,183	2,565	618	24
Gain on sales of premium finance receivables	196	566	(370)	(65)
Gains (losses) on available-for-sale securities, net	1,540	(140)	1,680	NM
Other:
Fees from covered call options	—	12,083	(12,083)	(100)
Bank Owned Life Insurance	565	851	(286)	(34)
Trading income	8,274	76	8,198	NM
Administrative services	454	755	(301)	(40)
Miscellaneous	1,761	1,541	220	14

Total other	11,054	15,306	(4,252)	(28)

Total non-interest income	$45,452	$33,604	11,848	35

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Brokerage	$8,099	$9,986	(1,887)	(19)
Trust and asset management	4,710	5,650	(940)	(17)

Total wealth management	12,809	15,636	(2,827)	(18)

Mortgage banking	38,828	13,632	25,196	185
Service charges on deposit accounts	6,153	4,938	1,215	25
Gain on sales of premium finance receivables	518	1,707	(1,189)	(70)
Losses on available-for-sale securities, net	(498)	(1,473)	975	66
Other:
Fees from covered call options	1,998	18,863	(16,865)	(89)
Bank Owned Life Insurance	851	1,464	(613)	(42)
Trading income	17,018	109	16,909	NM
Administrative services	937	1,469	(532)	(36)
Miscellaneous	3,265	1,831	1,434	78

Total other	24,069	23,736	333	1

Total non-interest income	$81,879	$58,176	23,703	41

NM = Not Meaningful

Wealth management is comprised of the trust and asset management revenue of WHTC and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WHAMC. Wealth management totaled $6.9 million in the second quarter of 2009, a decrease of $888,000, or 11%, from $7.8 million in the second quarter of 2008. Decreased asset valuations due to the equity market declines over the past 12 months have hindered the revenue growth from trust and asset management activities. Continued uncertainties surrounding the equity markets overall have slowed the growth of the brokerage component of wealth management revenue. With equity markets improving in the second quarter of 2009, coupled with the AIP transaction during the current quarter, wealth management increased $957,000, or 65% on an annualized basis, over the first quarter of 2009. On a year-to-date basis, wealth management totaled $12.8 million, down $2.8 million, or 18% when compared to the same period in 2008.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended June 30, 2009, this revenue source totaled $22.6 million, an increase of $15.1 million when compared to the second quarter of 2008. The increase was primarily attributable to $14.4 million from gains recognized on loans sold to the secondary market and $683,000 from changes in the fair market value of mortgage servicing rights, valuation fluctuations of mortgage banking derivatives, fair value accounting for certain residential mortgage loans held for sale and increased recourse obligation for loans previously sold. Future growth of mortgage banking is impacted by the interest rate environment and current residential housing conditions and will continue to be dependent upon both. Mortgage loans originated and sold totaled over $1.5 billion in the second quarter of 2009 compared to $1.2 billion in the first quarter of 2009 and $484 million in the second quarter of 2008. The positive impact of the PMP transaction, completed at the end of 2008, contributed to mortgage banking revenue growth in both quarters of 2009. On a year-to-date basis, mortgage banking revenue totaled $38.8 million, increasing $25.2 million when compared to the same period in 2008. The year-to-date increase was primarily attributable to $24.3 million from gains recognized on loans sold to the secondary market.
Service charges on deposit accounts totaled $3.2 million for the second quarter of 2009, an increase of $618,000, or 24%, when compared to the same quarter of 2008. On a year-to-date basis, service charges on deposit accounts totaled $6.2 million, an increase of $1.2 million, or 25%, when compared to the same period of 2008. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivables results from the Company’s sales of premium finance receivables to unrelated third parties. Wintrust did not sell any premium finance receivables in the second quarter of 2009 but recognized $196,000 of gains in the second quarter of 2009 on clean-up calls of previous sales. Wintrust sold $69.5 million of premium finance receivables in the second quarter of 2008, recognizing $566,000 of net gains. Sales of these receivables in future quarters are dependent upon market conditions impacting sales of these loans as well as liquidity and capital management considerations. Subject to market and other conditions, the Company intends to pursue a sale of approximately $700 million of premium finance receivables.
The Company recognized $1.5 million of net gains on available-for-sale securities in the second quarter of 2009 compared to net losses of $140,000 in the prior year quarter. For the six months ended June 30, 2009 and 2008, the Company recognized net losses on available-for-sale securities of $498,000 and $1.5 million, respectively. Net gains (losses) on available-for-sale securities include other-than-temporary (“OTTI”) charges recognized in income. In the first quarter of 2009, the Company recognized $2.1 million of OTTI charges on certain corporate debt investment securities. There were no OTTI charges recognized in the second quarter of 2009. For the quarter and six months ended June 30, 2008, the Company recognized $212,000 and $2.1 million, respectively, of OTTI charges on certain corporate debt investment securities. See Note 4 of the Financial Statements presented under Item 1 of this report for details of OTTI charges and the adoption of a new accounting standard related the presentation and disclosure of OTTI charges.

Other non-interest income for the second quarter of 2009 totaled $11.1 million, a decrease of $4.2 million, or 28%, compared to $15.3 million in the second quarter of 2008. Trading income increased $8.2 million in the current quarter as the Company recognized $8.3 million in trading income resulting primarily from the increase in market value of certain collateralized mortgage obligations. The Company purchased these securities at a significant discount during the first quarter of 2009. These securities have increased in value since their purchase due to market spreads tightening, increased mortgage prepayments due to favorable mortgage rate environment and the resultant refinancing activity taking place in the market and lower than projected default rates. More than offsetting the increase in trading income were fees from certain covered call option transactions decreasing by $12.1 million, as no income was recorded from this activity in the second quarter of 2009. Historically, compression in the net interest margin was effectively offset, as has consistently been the case, by the Company’s covered call strategy. Management has been able to effectively use the proceeds from selling covered call options to offset net interest margin compression and administers such sales in a coordinated process with the Company’s overall asset/liability management. The covered call option contracts are written against certain U.S. Treasury and agency securities held in the Company’s portfolio for liquidity and other purposes. In the second quarter of 2009, as the Company’s net interest margin expanded management chose to not engage in covered call option activity due to lower than acceptable security yields which resulted in the elimination of revenue from the Company’s covered call strategy. On a year-to-date basis, other non-interest income totaled $24.1 million, an increase of $333,000, or 1%, when compared to the same period of 2008. Trading income increased $16.9 million in the first six months of 2009 when compared to the same period in 2008 primarily from the increase in market value of certain collateralized mortgage obligations discussed above. Offsetting this increase were lower fees from certain covered call option transactions of $16.9 million in the first six months of 2009 when compared to the same period in 2008 as a result of lower than acceptable security yields in 2009.

Non-interest Expense
Non-interest expense for the second quarter of 2009 totaled $84.2 million and increased approximately $19.0 million, or 29%, from the second quarter 2008 total of $65.2 million. On a year-to-date basis, non-interest expense for 2009 totaled $161.2 million and increased $33.2 million, or 26%, over the same period in 2008.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Salaries and employee benefits	$46,015	$36,976	9,039	24
Equipment	4,015	4,048	(33)	(1)
Occupancy, net	5,608	5,438	170	3
Data processing	3,216	2,918	298	10
Advertising and marketing	1,420	1,368	52	4
Professional fees	2,871	2,227	644	29
Amortization of other intangible assets	676	779	(103)	(13)
Other:
Commissions — 3rd party brokers	791	997	(206)	(21)
Postage	1,146	1,055	91	9
Stationery and supplies	793	756	37	5
FDIC insurance	9,121	1,289	7,832	NM
OREO expenses, net	1,072	837	235	28
Miscellaneous	7,501	6,493	1,008	16

Total other	20,424	11,427	8,997	79

Total non-interest expense	$84,245	$65,181	19,064	29

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Salaries and employee benefits	$90,835	$73,648	17,187	23
Equipment	7,953	7,974	(21)	—
Occupancy, net	11,798	11,305	493	4
Data processing	6,352	5,716	636	11
Advertising and marketing	2,515	2,367	148	6
Professional fees	5,754	4,295	1,459	34
Amortization of other intangible assets	1,363	1,567	(204)	(13)
Other:
Commissions — 3rd party brokers	1,495	1,982	(487)	(25)
Postage	2,327	2,041	286	14
Stationery and supplies	1,561	1,498	63	4
FDIC Insurance	12,134	2,575	9,559	NM
OREO expenses, net	3,428	452	2,976	NM
Miscellaneous	13,692	12,610	1,082	9

Total other	34,637	21,158	13,479	64

Total non-interest expense	$161,207	$128,030	33,177	26

NM = Not Meaningful

Salaries and employee benefits comprised 55% of total non-interest expense in the second quarter of 2009 and 57% in the second quarter of 2008. Salaries and employee benefits expense increased $9.0 million, or 24%, in the second quarter of 2009 compared to the second quarter of 2008 primarily as a result of higher commission and incentive compensation expenses related to mortgage banking activities and the incremental costs of the PMP staff. The large increase in salaries and employee benefits is primarily attributable to an increase in variable pay (commissions) of $6.3 million as a result of the higher mortgage loan origination volumes. On a year-to-date basis, salaries and employee benefits increased $17.2 million, or 23% compared to the same period in 2008. Of this increase, $11.0 million was attributable to an increase in variable pay (commissions) as a result of the higher mortgage loan origination volumes.
The combined equipment and occupancy expense for the second quarter of 2009 was $9.6 million, an increase of $137,000, or 1%, compared to the same period of 2008. On a year-to-date basis, the combined equipment and occupancy expense was $19.8 million in 2009, an increase of $472,000, or 2%, compared to the same period of 2008.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the second quarter of 2009 were $2.9 million, an increase of $644,000, or 29%, compared to the same period in 2008. On a year-to-date basis, professional fees were $5.8 million, an increase of $1.5 million, or 34%, compared to the same period in 2008. These increases are primarily a result of increased legal costs related to non-performing assets.
FDIC insurance totaled $9.1 million in the second quarter of 2009, an increase of $7.8 million compared to $1.3 million in the second quarter of 2008. On a year-to-date basis, FDIC insurance totaled $12.1 million in 2009, an increase of $9.5 million compared to $2.6 million in 2008. The increase in FDIC insurance rates at the beginning of 2009, the industry-wide special assessment on financial institutions in the second quarter of 2009 and growth in the assessable deposit base contributed to the significant increases in FDIC insurance costs for the second quarter of 2009 and the first six months of 2009.
Other real estate owned (“OREO”) expenses in the current quarter and in the year-to-period ended June 30, 2009 increased $235,000 and $3.0 million, respectively, compared to the same periods in the prior year. These increases are primarily due higher OREO operating expenses and losses on sales of OREO properties in 2009.
Miscellaneous expense includes expenses such as ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions and lending origination costs that are not deferred. Miscellaneous expenses in the second quarter of 2009 increased $1.0 million, or 16%, compared to the same period in the prior year. On year-to-date basis, miscellaneous expenses increased $1.1 million, or 9%, compared to the same period in the prior year.
Income Taxes
The Company recorded income tax expense of $3.5 million for the three months ended June 30, 2009 compared to $6.2 million for the same period of 2008. The effective tax rate was 34.8% and 35.6% in the second quarter of 2009 and 2008, respectively. For the six months ended June 30, income tax expense totaled $6.9 million for 2009 and $11.5 million for 2008. The effective tax rate was 34.9% for the six months ended June 30, 2009 and 35.3% for the first six months of 2008.

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
The banking segment’s net interest income for the quarter ended June 30, 2009 totaled $69.6 million as compared to $58.0 million for the same period in 2008, an increase of $11.6 million, or 20%. On a year-to-date basis, net interest income totaled $131.4 million for the first six months of 2009, an increase of $12.8 million, or 11%, as compared to the $118.6 million recorded last year. These increases were primarily attributable to increasing credit spreads on new loan volumes and the ability to raise interest-bearing deposits at more reasonable rates and strong earning asset growth. The banking segment’s non-interest income totaled $28.2 million in the second quarter of 2009, an increase of $3.8 million, or 15%, when compared to the second quarter of 2008 total of $24.4 million. Non-interest income increased 24% to $51.7 million in the first six months of 2009 compared to the second quarter of 2008. These increases were primarily attributable to an increase in mortgage banking revenue offset by lower levels of fees from covered call options. The banking segment’s net income for the quarter ended June 30, 2009 totaled $4.7 million, a decrease of $10.3 million, or 69%, as compared to the second quarter of 2008 total of $14.9 million. After-tax profit for the six months ended June 30, 2009, totaled $10.5 million, a decrease of $19.0 million, or 64%, as compared to the prior year total of $29.5 million. These decreases were primarily the result of a higher provision for credit losses in the second quarter and first six months of 2009 as compared to the same periods in the prior year.
Net interest income for the specialty finance segment totaled $19.2 million for the quarter ended June 30, 2009, compared to $17.1 million for the same period in 2008, an increase of $2.1 million or 12%. On a year-to-date basis, net interest income totaled $38.2 million for the first six months of 2009, an increase of $3.5 million, or 10%, as compared to the $34.7 million recorded last year. These increases are a result of higher average balances of premium finance receivables in 2009 as the Company has not sold premium finance receivables to unrelated third parties since the second quarter of 2008. The specialty finance segment’s non-interest income totaled $650,000 for the quarter ended June 30, 2009, compared to $1.3 million for the same period in 2008, a decrease of $671,000 or 51%. Non-interest income decreased $1.7 million to $1.5 million in the first six months of 2009 as compared to the same period in the prior year. The decreases relate primarily to lower gains on the sale of premium finance receivables to unrelated third parties since there have been no sales since the second quarter of 2008. Net after-tax profit of the specialty finance segment totaled $8.1 million for the quarters ended June 30, 2009 and 2008. The specialty finance segment’s after-tax profit for the six months ended June 30, 2009, totaled $16.3 million, a decrease of $336,000, or 2%, as compared to the prior year total of $16.6 million.
The wealth management segment reported net interest income of $7.0 million for the second quarter of 2009 compared to $4.5 million in the same quarter of 2008. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $6.9 million ($4.3 million after tax) in the second quarter of 2009 compared to $4.2 million ($2.6 million after tax) in the second quarter of 2008. The increase in net interest income was primarily a result of the growth in average wealth management deposits. This segment recorded non-interest income of $9.6 million for the second quarter of 2009 compared to $10.0 million for the second quarter of 2008. The wealth management segment’s net income totaled $3.7 million for the second quarter of 2009 compared to net income of $2.9 million for the second quarter of 2008. This increase is a result of the improvement of equity markets in the second quarter of 2009, coupled with the acquisition of AIP during the current quarter. On a year-to-date basis, net interest income totaled $13.5 million for the first six months of 2009, an increase of $4.2 million or 45%, as compared to the $9.3 million recorded last year. The allocated net interest income included in this segment’s profitability was $13.2 million ($8.2 million after tax) in the first six months of 2009 and $8.6 million ($5.3 million after tax) in the first six months of 2008. Non-interest income decreased $2.2 million to $17.5 million in the first six months of 2009 compared to the same period in the prior year. Decreased asset valuations due to the equity market declines over the past 12 months have hindered the revenue growth from trust and asset management activities. Continued uncertainties surrounding the equity markets overall have slowed the growth of the brokerage component of wealth management revenue. However, with equity markets improving in the second quarter of 2009, coupled with the AIP transaction during the current quarter, wealth management increased $957,000, or 65% on an annualized basis, over the first quarter of 2009. This segment’s after-tax net income for the six months ended June 30, 2009, totaled $6.9 million compared to the prior year gain of $5.6 million an increase of $1.2 million.
FINANCIAL CONDITION
Total assets were $11.4 billion at June 30, 2009, representing an increase of $1.4 billion, or 15% when compared to June 30, 2008 and $540.6 million, or 20% on an annualized basis, when compared to March 31, 2009. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $10.2 billion at June 30, 2009, $8.9 billion at June 30, 2008 and $9.6 billion at March 31, 2009. See Notes 4-8 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2009		March 31, 2009		June 30, 2008
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,987,587	49%	$4,826,474	49%	$4,549,505	52%
Home equity	919,667	9	909,948	9	732,218	8
Residential real estate (1)	493,546	5	451,127	5	357,480	4
Premium finance receivables (2)	1,521,373	15	1,410,727	14	1,131,107	13
Indirect consumer loans	143,516	1	165,143	2	224,538	3
Other loans	146,883	2	161,430	2	163,469	2

Total loans, net of unearned income	$8,212,572	81%	$7,924,849	81%	$7,158,317	82%
Liquidity management assets (3)	1,851,179	19	1,839,161	19	1,543,795	18
Other earning assets (4)	22,694	—	22,128	—	22,519	—

Total average earning assets	$10,086,445	100%	$9,786,138	100%	$8,724,631	100%

Total average assets	$11,037,468		$10,724,966		$9,682,454

Total average earning assets to total average assets		91%		91%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Premium finance receivables include loans held-for-sale

(3)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(4)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the second quarter of 2009 increased $1.4 billion, or 16%, to $10.1 billion, compared to the second quarter of 2008, and increased $300.3 million, or 12% on an annualized basis, compared to the first quarter of 2009. The ratio of total average earning assets as a percent of total average assets was 91% at June 30, 2009 and March 31, 2009, up slightly from 90% in the second quarter of 2008.

Total average loans during the second quarter of 2009 increased $1.1 billion, or 15%, over the previous year second quarter. In the first six months of 2009, more than $5.6 billion of credit was extended to new and existing borrowers subsequent to the U.S. Treasury Department’s capital investment in December 2008 as part of the Capital Purchase Program. Average residential real estate loans increased 38%, premium finance receivables increased 35%, home equity loans increased 26%, and commercial and commercial real estate loans increased 10% in the second quarter of 2009 compared to the average balances in the second quarter of 2008. The increase in average residential real estate loans is a result of higher originations by WMC. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards to grow outstanding loan balances.
The increase in the average balance of premium finance receivables is a result of the Company not selling premium finance receivables to an unrelated third party in the second quarter of 2009. The Company sold $69.5 million of premium finance receivables to an unrelated third party in the second quarter of 2008. Currently, the receivables originated by FIFC are sold to the Banks and retained in their portfolios. The level of premium finance receivables sold to unrelated third parties depends in large part on the capacity of the Banks to retain such loans in their portfolio and therefore, it is possible that sales of these receivables may occur in the future.
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
Other earning assets include brokerage customer receivables and trading account securities at WHI. Trading securities are also held at the Wintrust corporate level. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

	Average Balances for the
	Six Months Ended
	June 30, 2009		June 30, 2008
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,907,476	49%	$4,509,441	53%
Home equity	914,834	9	709,449	8
Residential real estate (1)	467,913	5	343,380	4
Premium finance receivables (2)	1,466,447	14	1,127,792	13
Indirect consumer loans	154,270	2	231,029	3
Other loans	154,118	2	163,098	2

Total loans, net of unearned income	8,065,058	81	7,084,189	83
Liquidity management assets (3)	1,845,283	19	1,467,768	17
Other earning assets (4)	22,412	—	24,461	—

Total average earning assets	$9,932,753	100%	$8,576,418	100%

Total average assets	$10,881,525		$9,526,832

Total average earning assets to total average assets		91%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Premium finance receivables include loans held-for-sale

(3)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(4)	Other earning assets include brokerage customer receivables and trading account securities.
Average earning assets for the six months ended June 30, 2009 increased $1.4 billion, or 16%, over the first six months of 2008. The ratio of total average earning assets as a percent of total average assets for the six months ended June 30, 2009 increased slightly to 91% from 90% in the prior year period. Total average loans increased by $980.9 million, or 14%, in the first six months of 2009 compared to the same period of 2008. The growth of loans in 2009 is the result of the Company’s continued business development efforts on its core loan portfolios, higher originations by WMC and no sales of premium finance receivables since the second quarter of 2008. Average liquidity management assets for the six months ended June 30, 2009 increased $377.5 million, or 26%, over the first six months of 2008. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding sources and loan demand.
Deposits
Total deposits at June 30, 2009, were $9.2 billion and increased $1.4 billion, or 18%, compared to total deposits at June 30, 2008. See Note 6 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2009		March 31, 2009		June 30, 2008
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$754,479	9%	$733,911	9%	$663,526	9%
NOW accounts	1,052,901	12	1,061,271	12	1,043,670	14
Wealth management deposits	930,855	10	787,913	9	623,805	8
Money market accounts	1,336,147	15	1,243,468	15	843,724	11
Savings accounts	433,859	5	367,734	4	326,630	4
Time certificates of deposit	4,343,334	49	4,287,493	51	4,068,608	54

Total average deposits	$8,851,575	100%	$8,481,790	100%	$7,569,963	100%

Total average deposits for the second quarter of 2009 were $8.9 billion, an increase of $1.3 billion, or 17%, from the second quarter of 2008. Each deposit category increased, but the largest increases, in terms of average balances and percentage increases, were in the money market accounts and Wealth management deposits. The average money market accounts increased $492.4 million, or 58%, from 2008. Approximately one-third of the increase was due to the introduction of the MaxSafe money market account product which provides the Banks’ customers with 15 times the FDIC insurance of a single bank.
Wealth management deposits are funds from the brokerage customers of WHI, the trust and asset management customers of WHTC and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the Banks (“Wealth management deposits” in the table above). Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the Banks as well as other investments suitable for banks. The Wealth management deposits increased $307.1 million, or 49%, in the second quarter of 2009 compared to the second quarter of 2008 primarily a result of the introduction of the Wholesale IBD money market product, which essentially spreads third party customer account balances across the Company’s 15 bank charters and provides them with 15 times the FDIC insurance of a single bank.
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
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.0 billion in the second quarter of 2009 compared to $1.2 billion in the second quarter of 2008.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2009	2009	2008
Notes payable	$1,000	$1,000	$63,468
Federal Home Loan Bank advances	435,983	435,982	437,642
Other borrowings:
Federal funds purchased	—	4,039	15,767
Securities sold under repurchase agreements and other	248,123	296,855	359,895

Total other borrowings	248,123	300,894	375,662

Subordinated notes	66,648	70,000	75,000
Junior subordinated debentures	249,494	249,506	249,594

Total other funding sources	$1,001,248	$1,057,382	$1,201,366

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
The Company borrowed funds under three separate subordinated note agreements. The balances of the notes as of June 30, 2009 were $20.0 million, $20.0 million and $25.0 million with maturity dates in 2012, 2013 and 2015, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years. These notes qualify as Tier II regulatory capital.
Junior subordinated debentures were issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 7 and 8 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2009 as compared to December 31, 2008.
Shareholders’ Equity
Total shareholders’ equity was $1.1 billion at June 30, 2009, reflecting an increase of $316.1 million since June 30, 2008 and a decrease of $1.5 million since the end of 2008. The decrease from December 31, 2008, was the result of $7.9 million in higher net unrealized losses from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, net income of $12.9 million less common stock dividends of $4.3 million and preferred stock dividends of $10.0 million offset by $1.6 million of accretion on the preferred stock, $3.4 million credited to surplus for stock-based compensation costs, a $2.4 million increase in equity from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, and a $309,000 credit to equity for the cumulative effect adjustment from the adoption of a new accounting standard.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2009	2009	2008
Leverage ratio	7.9%	8.0%	7.8%
Tier 1 capital to risk-weighted assets	8.9	9.1	8.7
Total capital to risk-weighted assets	12.4	12.6	10.2
Total average equity-to-total average assets *	9.7	9.9	7.9

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0

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
See Note 14 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of preferred stock in August 2008 through a private transaction and also in December 2008 under the U.S. Department of the Treasury’s Capital Purchase Program.
In January and July 2009, Wintrust declared semi-annual cash dividends of $0.18 and $0.09 per common share, respectively. The reduction of the semi-annual dividend in July 2009 is a result of lower earnings in recent periods. Accordingly, reducing the dividend results in the preservation of capital to support the Company’s growth. In January and July 2008, Wintrust declared semi-annual cash dividends of $0.18 per common share.

ASSET QUALITY
Allowance for Credit Losses
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Allowance for loan losses at beginning of period	$74,248	$53,758	$69,767	$50,389
Provision for credit losses	23,663	10,301	38,136	18,856

Charge-offs:
Commercial and commercial real estate loans	9,846	5,430	17,735	9,387
Home equity loans	795	25	1,306	25
Residential real estate loans	108	—	260	219
Premium finance receivables	1,792	913	3,144	1,796
Indirect consumer loans	473	271	834	529
Consumer and other loans	130	202	251	296

Total charge-offs	13,144	6,841	23,530	12,252

Recoveries:
Commercial and commercial real estate loans	107	29	315	69
Home equity loans	1	—	2	—
Residential real estate loans	—	—	—	—
Premium finance receivables	155	273	296	400
Indirect consumer loans	44	61	73	107
Consumer and other loans	39	52	54	64

Total recoveries	346	415	740	640

Net charge-offs	(12,798)	(6,426)	(22,790)	(11,612)

Allowance for loan losses at period end	$85,113	$57,633	$85,113	$57,633

Allowance for unfunded loan commitments at period end	$1,586	$493	$1,586	$493

Allowance for credit losses at period end	$86,699	$58,126	$86,699	$58,126

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	0.78%	0.48%	0.72%	0.42%
Home equity loans	0.35	0.01	0.29	0.01
Residential real estate loans	0.09	—	0.11	0.13
Premium finance receivables	0.43	0.23	0.39	0.25
Indirect consumer loans	1.20	0.38	0.99	0.37
Consumer and other loans	0.25	0.37	0.26	0.29

Total loans, net of unearned income	0.63%	0.36%	0.57%	0.33%

Net charge-offs as a percentage of the provision for loan losses	54.08%	62.38%	59.76%	61.58%

Loans at period-end			$7,595,476	$7,153,603
Allowance for loan losses as a percentage of loans at period-end			1.12%	0.81%
Allowance for credit losses as a percentage of loans at period-end			1.14%	0.81%

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
The provision for credit losses totaled $23.7 million for the second quarter of 2009, $14.5 million in the first quarter of 2009 and $10.3 million for the second quarter of 2008. For the quarter ended June 30, 2009, net charge-offs totaled $12.8 million compared to $10.0 million in the first quarter of 2009 and $6.4 million recorded in the second quarter of 2008. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.63% in the second quarter of 2009, 0.51% in the first quarter of 2009, and 0.36% in the second quarter of 2008. On a year-to-date basis, the provision for credit losses totaled $38.1 million for 2009 and $18.9 million for the same period in 2008. Net charge-offs totaled $22.8 million in 2009 compared to $11.6 million recorded in 2008. On a ratio basis, annualized net charge-offs as a percentage of average loans were 0.57% in 2009 and 0.33% in 2008.
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

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity (1)	$1,447	$726	$617	$200
Commercial, consumer and other	7,860	4,958	14,750	2,259
Premium finance receivables	14,301	9,722	9,339	5,180
Indirect consumer loans	695	1,076	679	471

Total past due greater than 90 days and still accruing	24,303	16,482	25,385	8,110

Non-accrual loans:
Residential real estate and home equity(1)	11,925	9,209	6,528	3,384
Commercial, consumer and other	184,960	136,397	91,814	61,918
Premium finance receivables	15,806	12,694	11,454	13,005
Indirect consumer loans	1,225	1,084	913	389

Total non-accrual	213,916	159,384	110,709	78,696

Total non-performing loans:
Residential real estate and home equity(1)	13,372	9,935	7,145	3,584
Commercial, consumer and other	192,820	141,355	106,564	64,177
Premium finance receivables	30,107	22,416	20,793	18,185
Indirect consumer loans	1,920	2,160	1,592	860

Total non-performing loans	$238,219	175,866	$136,094	$86,806

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Residential real estate and home equity (1)	1.12%	0.83%	0.62%	0.35%
Commercial, consumer and other	3.71	2.79	2.16	1.34
Premium finance receivables	2.81	1.58	1.54	1.59
Indirect consumer loans	1.44	1.40	0.90	0.39

Total non-performing loans	3.14%	2.24%	1.79%	1.21%

Allowance for loan losses as a percentage of non-performing loans	35.73%	42.22%	51.26%	66.39%

(1)	Residential real estate and home equity loans that are non-accrual and past due greater than 90 days and still accruing do not include non-performing mortgage loans held-for-sale. These balances totaled $0 as of June 30, 2009, March 31, 2009 and December 31, 2008 and $0.2 million as of June 30, 2008. Mortgage loans held-for sale are carried at either fair value or at the lower of cost or market applied on an aggregate basis by loan type. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $13.4 million as of June 30, 2009. The balance increased $9.8 million from June 30, 2008 and increased $3.5 million from March 31, 2009. The June 30, 2009 non-performing balance is comprised of $6.1 million of residential real estate (22 individual credits) and $7.3 million of home equity loans (30 individual credits). On average, this is approximately 3 non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial, Consumer and Other
The commercial, consumer and other non-performing loan category totaled $192.8 million as of June 30, 2009 compared to $141.4 million as of March 31, 2009 and $64.2 million as of June 30, 2008.

Management is pursuing the resolution of all credits in this category. However, given the current state of the residential real estate market, resolution of certain credits could span a lengthy period of time until market conditions stabilize. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Loan Composition
The $206.2 million of non-performing loans as of June 30, 2009 classified as residential real estate and home equity, commercial, consumer, and other consumer consists of $27.8 million of residential real estate construction and land development related loans, $95.2 million of commercial real estate construction and land development related loans, $33.4 million of residential real estate and home equity related loans, $31.1 million of commercial real estate related loans, $9.8 million of commercial related loans and $8.9 million of consumer related loans. 27 of these relationships exceed $2.5 million in outstanding balances, approximating $137.4 million in total outstanding balances. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Premium Finance Receivables
The following table presents the level of non-performing premium finance receivables as of the dates indicated, and the amount of net charge-offs for the quarterly periods then ended.

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2009	2009	2008	2008

Non-performing premium finance receivables	$30,107	$22,416	$20,793	$18,185
- as a percent of premium finance receivables outstanding	2.81%	1.58%	1.54%	1.59%

Net charge-offs of premium finance receivables	$1,637	$1,210	$1,131	$640
- annualized as a percent of average premium finance receivables	0.43%	0.35%	0.37%	0.23%
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
At the end of the second quarter, the Company reclassified $520 million of premium finance receivables to a held-for-sale classification. This reclassification is a result of complying with accounting requirements related to assets that are held with the intent to sell. The Company estimated that $520 million of premium finance receivables held at June 30, 2009 may be sold, subject to market and other conditions. Non-performing premium finance receivables as a percent of outstanding premium finance receivables, including the reclassified balances, was 1.89%, compared to the 2.81% shown above. None of the loans in the $520 million reclassified are in non-performing status.

Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $1.9 million at June 30, 2009, compared to $2.2 million at March 31, 2009 and $860,000 at June 30, 2008. The ratio of these non-performing loans to total indirect consumer loans was 1.44% at June 30, 2009 compared to 1.40% at March 31, 2009 and 0.39% at June 30, 2008. As noted in the Allowance for Credit Losses table, net charge-offs as a percent of total indirect consumer loans were 1.20% for the quarter ended June 30, 2009 compared to 0.38% in the same period in 2008. Given the 40% decline in outstanding balances in the indirect consumer loan portfolio since June 30, 2008, the 1.20% charge-off ratio represents only $429,000 of total net charge-offs in the second quarter of 2009.
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
Other Real Estate Owned
The table below presents a summary of other real estate owned as of June 30, 2009 and shows the changes in the balance from March 31, 2009 for each property type:

				Residential
	Residential			Real Estate			Commercial
	Real Estate			Development			Real Estate			Total
(Dollars in thousands)	Amount	#	R	Amount	#	R	Amount	#	R	Amount	#	R

Balance at March 31, 2009	$8,281	7	7	$28,422	45	13	$4,814	8	5	$41,517	60	25
Transfers at fair value	376	2	2	3,548	24	1	788	1	1	4,712	27	4
Fair value adjustments	—	—	—	28	—	—	—	—	—	28	—	—
Resolved	(784)	(3)	(3)	(3,090)	(18)	(3)	(945)	(1)	(1)	(4,819)	(22)	(7)

Balance at June 30, 2009	$7,873	6	6	$28,908	51	11	$4,657	8	5	$41,438	65	22

Balance at June 30, 2008										$9,233

$ — balance
# — number of properties
R — number of relationships
Credit Quality Review Procedures
The Company utilizes a loan rating system to assign risk to loans and utilizes that risk rating system to assist in developing the Problem Loan Report as a means of reporting non-performing loans and potential problem loans. At each scheduled meeting of the Boards of Directors of the Banks and the Wintrust Risk Management Committee, a Problem Loan Report is presented, showing loans that are non-performing and loans that may warrant additional monitoring. Accordingly, in addition to those loans disclosed under “Past Due and Non-performing Loans,” there are certain loans in the portfolio which management has identified, through its Problem Loan Report, which exhibit a higher than normal credit risk. These Problem Loan Report credits are reviewed individually by management. However, these loans are still performing and, accordingly, are not included in non-performing loans. Management’s philosophy is to be proactive and conservative in assigning risk ratings to loans and identifying loans to be on the Problem Loan Report. The principal amount of loans on the Company’s Problem Loan Report (exclusive of those loans reported as non-performing) as of June 30, 2009, December 31, 2008, and June 30, 2008 totaled $395.3 million, $246.6 million and $168.6 million, respectively. The increase from June 30, 2008 and December 31, 2008 to June 30, 2009 is primarily a result of Problem Loan Report credits in the commercial and commercial real estate category. These loans are currently performing.

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
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” Forward-looking statements and information are not historical facts, are premised on many factors, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed in Item 1A on page 20 of the Company’s 2008 Form 10-K. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s projected growth, anticipated improvements in earnings, earnings per share and other financial performance measures, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial results of condition from expected developments or events, the Company’s business and growth strategies, including anticipated internal growth, plans to form additional de novo banks and to open new branch offices, and to pursue additional potential development or acquisitions of banks, wealth management entities or specialty finance businesses. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	Competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services).

•	Changes in the interest rate environment, which may influence, among other things, the growth of loans and deposits, the quality of the Company’s loan portfolio, the pricing of loans and deposits and net interest income.

•	The extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses.

•	Distressed global credit and capital markets.

•	The ability of the Company to obtain liquidity and income from the sale of premium finance receivables in the future and the unique collection and delinquency risks associated with such loans.

•	Legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies.

•	Failure to identify and complete acquisitions in the future or unexpected difficulties or unanticipated developments related to the integration of acquired entities or assets into the Company.

•	Significant litigation involving the Company.

•	Changes in general economic conditions in the markets in which the Company operates.

•	The ability of the Company to receive dividends from its subsidiaries.

•	Unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings. De novo banks typically require over 13 months of operations before becoming profitable, due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets.

•	The loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank.

•	The ability of the Company to attract and retain senior management experienced in the banking and financial services industries.

•	The risk that the terms of the U.S. Treasury Department’s Capital Purchase Program could change.

•	The effect of continued margin pressure on the Company’s financial results.

•	Additional deterioration in asset quality.

•	Additional charges related to asset impairments.

•	The other risk factors set forth in the Company’s filings with the Securities and Exchange Commission.
Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by or on behalf of Wintrust. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this Form 10-Q. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission and in its press releases.

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 2009, December 31, 2008 and June 30, 2008, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
June 30, 2009	3.9%	1.9%	(1.1)%	(3.2)%
December 31, 2008	2.0%	(0.3)%	(4.2)%	(6.7)%
June 30, 2008	5.8%	2.9%	(2.7)%	(5.5)%
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
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2009.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2009. There is currently no authorization to repurchase shares of outstanding common stock.
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
Item 4: Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders was held on May 28, 2009.
(b)	At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
1.	To elect thirteen Directors to hold office until the 2010 Annual Meeting of Shareholders:

	Votes	Withheld
Director Nominees	For	Authority
Peter D. Crist	20,976,104	1,005,068
Bruce K. Crowther	20,762,783	1,218,389
Joseph F. Damico	19,714,791	2,266,381
Bert A. Getz, Jr.	20,608,908	1,372,264
H. Patrick Hackett, Jr.	21,167,844	813,328
Scott K. Heitmann	21,785,815	195,357
Charles H. James III	20,946,113	1,051,251
Albin F. Moschner	20,897,524	1,083,648
Thomas J. Neis	21,533,380	447,792
Christopher J. Perry	20,554,302	1,426,870
Hollis W. Rademacher	21,589,061	392,111
Ingrid S. Stafford	21,392,817	588,355
Edward J. Wehmer	21,368,076	613,097
2.	To consider a proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of shares that may be offered under the plan by 250,000:

Votes For	Votes Against	Abstentions	Broker Non-Votes

17,858,024	1,905,662	22,917	2,273,611
3.	To consider a proposal to amend the Company’s 2007 Stock Incentive Plan to (i) add an additional 325,000 shares of common stock to the number of shares that may be offered under the plan, (ii) modify the limitation on full value awards that may be offered under the plan, and (iii) require the Company to obtain shareholder approval prior to canceling any outstanding options or stock appreciation rights in exchange for cash, except in certain events:

Votes For	Votes Against	Abstentions	Broker Non-Votes

15,963,686	3,854,586	65,462	2,176,480

4.	To consider an advisory (non-binding) proposal approving the Company’s 2008 executive compensation as described in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders:

Votes For	Votes Against	Abstentions	Broker Non-Votes

18,579,124	3,096,166	307,426	77,498
5.	To ratify the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm for the year 2009:

Votes For	Votes Against	Abstentions	Broker Non-Votes

21,696,117	225,387	61,657	77,053
Item 5: Other Information
Effective August 7, 2009, the Company entered into individual indemnification agreements with each of its non-employee directors and certain of its executive officers (collectively, the “Indemnification Agreements”). The standard form of non-employee director indemnification agreement and officer indemnification agreement were each approved by the Company’s Board of Directors. The Indemnification Agreements implement with more specificity the indemnification provisions provided by the Company’s by-laws and provide, among other things, that to the fullest extent permitted by applicable law, the Company will indemnify such director or officer against any and all losses, expenses and liabilities arising out of such director’s or officer’s service as a director or officer of the Company, as the case may be. The Indemnification Agreements also contain detailed provisions concerning expense advancement and reimbursement. The Indemnification Agreements are in addition to any other rights each non-employee director or officer may be entitled to under the Company’s articles of incorporation, by-laws and applicable law. The foregoing summary of the Indemnification Agreements is qualified in its entirety by reference to the form of indemnity agreement for non-employee directors and officers, which have been attached to this Form 10-Q as Exhibits 10.2 and 10.3, respectively.

Item 6: Exhibits.
(a) Exhibits
10.1	Asset Purchase Agreement, dated as of July 28, 2009, between American International Group, Inc. and First Insurance Funding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2009).

10.2	Form of Director Indemnification Agreement.

10.3	Form of Officer Indemnification Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date: August 10, 2009	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)