Form 10-Q
period 2009-09-30
WINTRUST FINANCIAL CORP
filed 2009-11-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Common Stock — no par value, 24,163,068 shares, as of November 5, 2009

		Page
PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1-37

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-78

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	79-80

ITEM 4.	Controls and Procedures	81

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings	NA

ITEM 1A.	Risk Factors	82-89

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89

ITEM 3.	Defaults Upon Senior Securities	NA

ITEM 4.	Submission of Matters to a Vote of Security Holders	NA

ITEM 5.	Other Information	NA

ITEM 6.	Exhibits	89

	Signatures	90
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008

Assets
Cash and due from banks	$128,898	$219,794	$158,201
Federal funds sold and securities purchased under resale agreements	22,863	226,110	35,181
Interest bearing deposits with banks	1,168,362	123,009	4,686
Available-for-sale securities, at fair value	1,434,248	784,673	1,469,500
Trading account securities	29,204	4,399	2,243
Brokerage customer receivables	19,441	17,901	19,436
Loans held-for-sale, at fair value	187,505	51,029	63,570
Loans held-for-sale, at lower of cost or market	5,750	10,087	4,828
Loans, net of unearned income	8,275,257	7,621,069	7,322,545
Less: Allowance for loan losses	95,096	69,767	66,327

Net loans	8,180,161	7,551,302	7,256,218
Premises and equipment, net	352,890	349,875	349,388
Accrued interest receivable and other assets	315,806	240,664	209,970
Trade date securities receivable	—	788,565	—
Goodwill	276,525	276,310	276,310
Other intangible assets	14,368	14,608	15,389

Total assets	$12,136,021	$10,658,326	$9,864,920

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$841,668	$757,844	$717,587
Interest bearing	9,005,495	7,618,906	7,111,940

Total deposits	9,847,163	8,376,750	7,829,527
Notes payable	1,000	1,000	42,025
Federal Home Loan Bank advances	433,983	435,981	438,983
Other borrowings	252,071	336,764	296,391
Subordinated notes	65,000	70,000	75,000
Junior subordinated debentures	249,493	249,515	249,537
Trade date securities payable	—	—	2,000
Accrued interest payable and other liabilities	181,229	121,744	122,126

Total liabilities	11,029,939	9,591,754	9,055,589

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A — $1,000 liquidation value; 50,000 shares issued and outstanding at September 30, 2009, December 31, 2008 and September 30, 2008	49,379	49,379	49,379
Series B — $1,000 liquidation value; 250,000 shares issued and outstanding at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2008	234,682	232,494	—
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 26,965,411, 26,610,714 and 26,547,839 shares issued at September 30, 2009, December 31, 2008 and September 30, 2008, respectively	26,965	26,611	26,548
Surplus	580,988	571,887	551,453
Treasury stock, at cost, 2,862,343 at September 30, 2009 and 2,854,040 shares at December 31, 2008 and September 30, 2008	(122,437)	(122,290)	(122,290)
Retained earnings	342,873	318,793	318,066
Accumulated other comprehensive loss	(6,368)	(10,302)	(13,825)

Total shareholders’ equity	1,106,082	1,066,572	809,331

Total liabilities and shareholders’ equity	$12,136,021	$10,658,326	$9,864,920

See accompanying notes to unaudited consolidated financial statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Interest income
Interest and fees on loans	$126,448	$108,495	$343,637	$336,251
Interest bearing deposits with banks	778	27	2,205	215
Federal funds sold and securities purchased under resale agreements	106	197	233	1,303
Securities	14,106	17,599	44,252	50,233
Trading account securities	7	23	86	69
Brokerage customer receivables	132	228	372	834

Total interest income	141,577	126,569	390,785	388,905

Interest expense
Interest on deposits	42,806	53,405	132,261	168,697
Interest on Federal Home Loan Bank advances	4,536	4,583	13,492	13,696
Interest on notes payable and other borrowings	1,779	2,661	5,401	8,331
Interest on subordinated notes	333	786	1,341	2,716
Interest on junior subordinated debentures	4,460	4,454	13,348	13,643

Total interest expense	53,914	65,889	165,843	207,083

Net interest income	87,663	60,680	224,942	181,822
Provision for credit losses	91,193	24,129	129,329	42,985

Net interest income after provision for credit losses	(3,530)	36,551	95,613	138,837

Non-interest income
Wealth management	7,501	7,044	20,310	22,680
Mortgage banking	13,204	4,488	52,032	18,120
Service charges on deposit accounts	3,447	2,674	9,600	7,612
Gain on sales of premium finance receivables	3,629	456	4,147	2,163
(Losses) gains on available-for-sale securities, net	(412)	920	(910)	(553)
Gain on bargain purchase	113,062	—	113,062	—
Other	10,249	6,548	34,318	30,283

Total non-interest income	150,680	22,130	232,559	80,305

Non-interest expense
Salaries and employee benefits	48,088	35,823	138,923	109,471
Equipment	4,069	4,050	12,022	12,025
Occupancy, net	5,884	5,666	17,682	16,971
Data processing	3,226	2,850	9,578	8,566
Advertising and marketing	1,488	1,343	4,003	3,709
Professional fees	4,089	2,195	9,843	6,490
Amortization of other intangible assets	677	781	2,040	2,348
Other	25,042	10,491	59,679	31,648

Total non-interest expense	92,563	63,199	253,770	191,228

Income (loss) before taxes	54,587	(4,518)	74,402	27,914
Income tax expense (benefit)	22,592	(2,070)	29,500	9,381

Net income (loss)	31,995	(2,448)	44,902	18,533
Preferred stock dividends and discount accretion	4,668	544	14,668	544

Net income (loss) applicable to common shares	$27,327	$(2,992)	$30,234	$17,989

Net income (loss) per common share — Basic	$1.14	$(0.13)	$1.26	$0.76

Net income (loss) per common share — Diluted	$1.07	$(0.13)	$1.25	$0.75

Cash dividends declared per common share	$0.09	$0.18	$0.27	$0.36

Weighted average common shares outstanding	24,052	23,644	23,958	23,590
Dilutive potential common shares	2,493	—	323	525

Average common shares and dilutive common shares	26,545	23,644	24,281	24,115

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						Other	Total
	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders’
(In thousands)	Stock	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	$—	$26,281	$539,586	$(122,196)	$309,556	$(13,672)	$739,555
Comprehensive income:
Net income	—	—	—	—	18,533	—	18,533
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(212)	(212)
Unrealized gains on derivative Instruments	—	—	—	—	—	59	59

Comprehensive income							18,380

Cash dividends declared on common stock	—	—	—	—	(8,487)	—	(8,487)
Dividends on preferred stock	—	—	—	—	(544)	—	(544)
Common stock repurchases	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	7,612	—	—	—	7,612
Cumulative effect of change in accounting for split-dollar life insurance	—	—	—	—	(992)	—	(992)
Issuance of preferred stock, net of issuance costs	49,379	—	—	—	—	—	49,379
Common stock issued for:
Exercise of stock options and warrants	—	130	2,959	—	—	—	3,089
Restricted stock awards	—	84	(629)	—	—	—	(545)
Employee stock purchase plan	—	23	795	—	—	—	818
Director compensation plan	—	30	1,130	—	—	—	1,160

Balance at September 30, 2008	$49,379	$26,548	$551,453	$(122,290)	$318,066	$(13,825)	$809,331

Balance at December 31, 2008	$281,873	$26,611	$571,887	$(122,290)	$318,793	$(10,302)	$1,066,572

Comprehensive income:
Net income	—	—	—	—	44,902	—	44,902
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	2,154	2,154
Unrealized gains on derivative instruments	—	—	—	—	—	2,089	2,089

Comprehensive income							49,145

Cash dividends declared on common stock	—	—	—	—	(6,463)	—	(6,463)
Dividends on preferred stock	—	—	—	—	(12,480)	—	(12,480)
Accretion on preferred stock	2,188	—	—	—	(2,188)	—	—
Common stock repurchases	—	—	—	(147)	—	—	(147)
Stock-based compensation	—	—	5,132	—	—	—	5,132
Cumulative effect of change in accounting for other-than-temporary impairment	—	—	—	—	309	(309)	—
Common stock issued for:
Exercise of stock options and warrants	—	175	2,482	—	—	—	2,657
Restricted stock awards	—	73	(820)	—	—	—	(747)
Employee stock purchase plan	—	56	635	—	—	—	691
Director compensation plan	—	50	1,672	—	—	—	1,722

Balance at September 30, 2009	$284,061	$26,965	$580,988	$(122,437)	$342,873	$(6,368)	$1,106,082

	Nine Months Ended September 30,
	2009	2008

Other Comprehensive Income:
Unrealized gains (losses) on available-for-sale securities arising during the period, net	$2,435	$(1,246)
Unrealized gains on derivative instruments arising during the period, net	3,399	615
Less: Reclassification adjustment for losses included in net income, net	(910)	(553)
Less: Income tax expense (benefit)	2,501	(75)

Other Comprehensive income (loss)	$4,243	$(153)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2009	2008

Operating Activities:
Net income	$44,902	$18,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	129,329	42,985
Depreciation and amortization	15,246	15,350
Stock-based compensation expense	5,132	7,612
Tax (expense) benefit from stock-based compensation arrangements	(140)	558
Excess tax benefits from stock-based compensation arrangements	(724)	(684)
Net amortization (accretion) of premium on securities	129	(1,164)
Mortgage servicing rights fair value change and amortization, net	2,057	1,053
Originations and purchases of loans held-for-sale	(3,713,883)	(1,290,805)
Originations of premium finance receivables held-for-sale	(790,044)	—
Proceeds from sales and securitizations of premium finance receivables held-for-sale	106,282	—
Proceeds from sales of mortgage loans held-for-sale	3,620,400	1,342,456
Bank owned life insurance income, net of claims	(1,403)	(1,941)
Gain on sales of premium finance receivables	(4,147)	(2,163)
Increase in trading securities, net	(24,805)	(672)
Net (increase) decrease in brokerage customer receivables	(1,540)	4,770
Gain on mortgage loans sold	(38,656)	(10,497)
Losses on available-for-sale securities, net	910	553
Loss on sales of premises and equipment, net	366	84
Bargain purchase gain	(113,062)	—
(Increase) decrease in accrued interest receivable and other assets, net	(34,073)	(8,241)
Increase (decrease) in accrued interest payable and other liabilities, net	25,599	18,963

Net Cash (Used for) Provided by Operating Activities	(772,125)	136,750

Investing Activities:
Proceeds from maturities of available-for-sale securities	1,146,564	687,323
Proceeds from sales of available-for-sale securities	1,145,137	744,488
Purchases of available-for-sale securities	(2,153,313)	(1,503,619)
Proceeds from sales and securitizations of premium finance receivables	600,000	217,834
Net cash paid for acquisition	(685,456)	—
Net (increase) decrease in interest-bearing deposits with banks	(1,045,353)	5,724
Net decrease (increase) in loans	122,433	(781,956)
Purchases of premises and equipment, net	(16,404)	(23,719)

Net Cash Used for Investing Activities	(886,392)	(653,925)

Financing Activities:
Increase in deposit accounts	1,470,407	358,033
(Decrease) increase in other borrowings, net	(84,693)	41,957
Decrease in notes payable, net	—	(18,675)
(Decrease) increase in Federal Home Loan Bank advances, net	(2,000)	23,802
Repayment of subordinated note	(5,000)	—
Issuance of preferred stock, net of issuance costs	—	49,379
Excess tax benefits from stock—based compensation arrangements	724	684
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	2,741	2,804
Common stock repurchases	(147)	(94)
Dividends paid	(17,658)	(8,487)

Net Cash Provided by Financing Activities	1,364,374	449,403

Net Decrease in Cash and Cash Equivalents	(294,143)	(67,772)
Cash and Cash Equivalents at Beginning of Period	445,904	261,154

Cash and Cash Equivalents at End of Period	$151,761	$193,382

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
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. In preparing these financial statements, management has evaluated events and transactions for potential recognition and or disclosure through November 9, 2009, the date the financial statements were issued. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) of the Company’s 2008 Form 10-K.
(2) Recent Accounting Developments
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“The Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s financial statements.
Accounting for Transfers of Financial Assets and Variable Interest Entities
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) which have not yet been adopted into Codification. The amendments will become effective for the Company on January 1, 2010. SFAS 166 amends SFAS 140 by removing the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. As described more fully in Note 8 — Loan Securitization, the Company has transferred certain loans to a qualifying special purpose entity (“QSPE”) which is not currently subject to consolidation.
SFAS 167 amends FIN 46(R) “Consolidation of Variable Interest Entities” (“FIN 46R”) by significantly changing the criteria by which an enterprise determines whether it must consolidate a variable interest entity (“VIE”). A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. FIN 46R currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. SFAS 167 amends FIN 46R to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. SFAS 167 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved.
The adoption of the amendments on January 1, 2010 will result in the consolidation of a QSPE that is not currently recorded on the Company’s Consolidated Statement of Condition. The consolidation will result in an increase in net assets, primarily loans and other borrowings, of approximately $600 million. The consolidation will also result in an increase in the provision for credit losses and will require a reversal of a portion of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See Note 8 — Loan Securitization, for additional information regarding the QSPE.
Subsequent Events
In May 2009, the FASB issued new guidance for the recognition and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles. The new guidance, which is now part of Accounting Standards Codification (“ASC”) 855, “Subsequent Events”, requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. This new guidance is effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively. The adoption of this new guidance did not have a material impact on the Company’s financial statements. See Note 18 — Subsequent Events, for disclosures relating to subsequent events.
Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The Company adopted the new guidance in the second quarter of 2009. See Note 5 — Available-for-sale Securities, for the required disclosures in accordance with this guidance.
Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than temporary impairments. The new guidance, which is now part of ASC 320 “Investments — Debt and Equity Securities” (“ASC 320”), amends the other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This new guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. The new guidance requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in other comprehensive income. The new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company adopted the new guidance in the second quarter of 2009. See Note 5 - Available-for-sale Securities, for a further discussion on the adoption of the new guidance.

Additional Fair Value Measurement Guidance
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance in the second quarter of 2009 did not have a material effect on the Company’s financial statements.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, “Derivatives and Hedging Activities”, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of the new guidance were effective for financial statements issued for fiscal years beginning after November 15, 2008. See Note 14 — Derivative Financial Instruments, for the required disclosures in accordance with this new guidance.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now part of ASC 810, “Consolidation”, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for fiscal years beginning after December 15, 2008. The adoption of the new guidance did not have a material impact on the Company’s financial statements.
Business Combinations
In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. The revised guidance, which is now part of ASC 805, “Business Combinations”, revises the definition of a business and amends and clarifies prior guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The revised guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of the revised guidance did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combinations” (ASC 805), requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in a transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. The application of ASC 805 eliminates separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors will be incorporated directly into the fair value of the loans recorded at the acquisition date. The application of ASC 805 is effective for business combinations occurring after December 15, 2008. The Company applied ASC 805 to its July 28, 2009 acquisition of a majority of the U.S. life insurance premium finance assets of A.I. Credit Corp. and A.I. Credit Consumer Discount Company, subsidiaries of American International Group, Inc. See Note 3 — Business Combinations, for more information on ASC 805.

(3) Business Combinations
On July 28, 2009 First Insurance Funding Corporation (“FIFC”), a wholly-owned subsidiary of the Company, purchased the majority of the U.S. life insurance premium finance assets of A.I. Credit Corp. and A.I. Credit Consumer Discount Company (“the sellers”), subsidiaries of American International Group, Inc. After giving effect to post-closing adjustments, an aggregate unpaid principal loan balance of $949.3 million was purchased for $685.3 million in cash. At closing, a portion of the portfolio, with an aggregate unpaid principal loan balance of $321.1 million, and a corresponding portion of the purchase price of $232.8 million were placed in escrow, pending the receipt of required third party consents. To the extent any of the required consents are not obtained prior to October 28, 2010, the corresponding portion of the portfolio will be reassumed by the applicable seller, and the corresponding portion of the purchase price will be returned to FIFC. Also, as a part of the purchase, an aggregate of $84.4 million of additional life insurance premium finance assets were available for future purchase by FIFC subject to the satisfaction of certain conditions. The majority of these conditions were satisfied in the fourth quarter of 2009, see Note 18 — Subsequent Events, for more details.
The purchase was accounted for under the acquisition method of accounting in accordance with ASC 805. Accordingly, the impact related to this transaction is included in the Company’s financial statements only since the effective date of acquisition. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Under ASC 805 a gain is recorded equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed and consideration paid. As such, the Company recognized a $113.1 million bargain purchase gain in the third quarter of 2009 relating to all of the loans it acquired which have all contingencies removed as of September 30, 2009. This gain is shown as a component of non-interest income on the Company’s Consolidated Statement of Income.
The difference between the fair value of the loans acquired and the outstanding principal balance of these loans represents a discount of $113.3 million and is comprised of two components, an accretable component totaling $74.8 million and a non-accretable component totaling $38.5 million. The accretable component will be recognized into interest income using the effective yield method over its estimated remaining life. The non-accretable portion will be evaluated each quarter and if the loans’ credit related conditions improve, a relative portion will be transferred to the accretable component and accreted over future periods. In the event of a prepayment, accretion of both the accretable and non-accretable component will be accelerated into the quarter in which a specific loan prepays in whole. Currently, the Company has not established an allowance for loan losses relating to the portfolio purchased in this transaction. If credit related conditions deteriorate, an allowance related to these loans will be established as part of the provision for loan losses.
The following table summarizes the net fair value of assets acquired and the resulting bargain purchase gain at the date of acquisition:

(Dollars in thousands)
Assets:
Loans	$835,952
Customer list intangible	1,800
Other assets	150

Total assets	837,902

Cash paid	685,456

Total bargain purchase gain	$152,446

Bargain purchase gain recorded in third quarter 2009	113,062
Bargain purchase gain deferred pending third party consents	$39,384

(4) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.
(5) Available-for-sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury	$121,597	$—	$(8,701)	$112,896
U.S. Government agencies	655,161	1,403	(1,540)	655,024
Municipal	64,790	2,400	(290)	66,900
Corporate notes and other:
Financial issuers (1)	42,948	1,170	(3,173)	40,945
Retained subordinated securities	47,647	357	—	48,004
Other	11,205	622	(270)	11,557
Mortgage-backed: (2)
Agency	214,683	11,277	(8)	225,952
Non-agency CMOs	106,285	5,053	(705)	110,633
Non-agency CMOs — Alt A	54,840	900	(1,655)	54,085
Federal Reserve and FHLB stock	71,889	—	—	71,889
Other equity securities	36,415	90	(142)	36,363

Total available-for-sale securities	$1,427,460	$23,272	$(16,484)	$1,434,248

(1)	To the extent investments in trust-preferred securities are included, they are direct issues and do not include pooled trust-preferred securities.

(2)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	297,191	1,539	(1)	298,729
Municipal	59,471	563	(739)	59,295
Corporate notes and other debt	36,157	223	(8,339)	28,041
Mortgage-backed	272,492	12,859	(44)	285,307
Federal Reserve/FHLB stock and other equity securities	115,414	—	(2,113)	113,301

Total available-for-sale securities	$780,725	$15,184	$(11,236)	$784,673

recognition of other than temporary impairment for debt securities resulted in the recognition of a cumulative-effect adjustment to retained earnings with a corresponding charge to accumulated other comprehensive income of $309,000. No impairment charges were recorded in the second quarter of 2009. In the third quarter of 2009, the Company recognized a $472,000 impairment charge on a corporate note of a financial issuer.
The following tables present the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$112,896	(8,701)	—	—	112,896	(8,701)
U.S. Government agencies	132,423	(1,540)	—	—	132,423	(1,540)
Municipal	13,992	(196)	2,105	(94)	16,097	(290)
Corporate notes and other:
Financial issuers	11,096	(698)	3,462	(2,475)	14,558	(3,173)
Retained subordinated securities	—	—	—	—	—	—
Other	—	—	7,477	(270)	7,477	(270)
Mortgage-backed:
Agency	390	(8)	—	—	390	(8)
Non-agency CMOs	37,641	(699)	157	(6)	37,798	(705)
Non-agency CMOs — Alt A	34,107	(1,655)	—	—	34,107	(1,655)
Federal Reserve and FHLB stock	—	—	—	—	—	—
Other equity securities	—	—	2,230	(142)	2,230	(142)

Total	$342,545	(13,497)	15,431	(2,987)	357,976	(16,484)

The Company does not consider these unrealized losses to be other-than-temporary at September 30, 2009. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates and market spreads subsequent to purchase. A substantial portion of the securities that have unrealized losses are either U.S. Treasury securities or corporate notes of financial issuers. The corporate notes of financial issuers with continuous losses existing for greater than 12 months represent three trust-preferred securities with unrealized losses totaling $2.5 million. These three securities represent financial issuers with high investment grade credit ratings. Most of these obligations were purchased in 1999, have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.
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
During the first quarter of 2009, the Company recorded $2.1 million of other than temporary impairment on certain corporate debt securities. Effective April 1, 2009, the Company adopted new guidance for the measurement and recognition of other than temporary impairment for debt securities, which is now part of ASC 320. If an entity does not intend to sell, and it is more likely than not that the entity will not be required to sell a debt security before recovery of its cost basis, impairment should be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. The amount of impairment related to credit loss is recognized in earnings and the impairment related to other factors is recognized in other comprehensive income (loss). To determine the amount related to credit loss, the Company applied a method similar to that described by ASC 310, “Receivables”, using a single best estimate of expected cash flows. The Company’s adoption of new guidance for the measurement and
Changes in the amount of credit losses recognized in net income on these corporate debt securities are summarized as follows:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2009

Balance at March 31, 2009	$(4,195)	$(6,181)
Credit losses not previously recognized	(472)	(472)
Reductions for securities sold during the period	3,043	5,029

Balance at end of period	$(1,624)	$(1,624)

The amortized cost and fair value of securities as of September 30, 2009, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalty:

	September 30, 2009
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$102,362	102,801
Due in one to five years	325,697	336,407
Due in five to ten years	371,902	354,812
Due after ten years	143,387	141,306
Mortgage-backed	375,808	390,670
Federal Reserve and FHLB stock	71,889	71,889
Other equity securities	36,415	36,363

Total available-for-sale securities	$1,427,460	1,434,248

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale investment securities:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2009	2009
Realized gains	$1,601	$3,417
Realized losses	(1,541)	(1,719)

Net realized gains (losses)	$60	$(1,698)

(6) Loans
The following table shows the Company’s loan portfolio by category as of September 30, 2009, as of December 31, 2008 and September 30, 2008:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008
Balance:
Commercial and commercial real estate	$5,035,859	$4,778,664	$4,673,682
Home equity	928,548	896,438	837,127
Residential real estate	281,151	262,908	247,203
Premium finance receivables — commercial	752,032	1,243,858	1,164,256
Premium finance receivables — life insurance	1,045,653	102,728	41,120
Indirect consumer loans	115,528	175,955	199,845
Other loans	116,486	160,518	159,312

Total loans, net of unearned income	$8,275,257	$7,621,069	$7,322,545

Mix:
Commercial and commercial real estate	61%	63%	64%
Home equity	11	12	11
Residential real estate	4	3	4
Premium finance receivables — commercial	9	16	16
Premium finance receivables — life insurance	13	2	1
Indirect consumer loans	1	2	3
Other loans	1	2	1

Total loans, net of unearned income	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $30.1 million at September 30, 2009, $27.1 million at December 31, 2008 and $23.4 million at September 30, 2008. Life insurance premium finance receivables are also recorded net of credit discounts attributable to the life insurance premium finance loan acquisition in the third quarter of 2009. The accretable component of the credit discount was $67.4 million and the non-accretable component of the credit discount was $36.2 million at September 30, 2009. The accretable component will be recognized into interest income using the effective yield method over its estimated remaining life. The non-accretable portion will be evaluated each quarter and if the loans’ credit related conditions improve, a relative portion will be transferred to the accretable component and accreted over future periods. In the event of a prepayment, accretion of both the accretable and non-accretable component will be accelerated into the quarter in which a specific loan prepays in whole.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $10.4 million at September 30, 2009, $9.4 million at December 31, 2008 and $9.3 million at September 30, 2008.
Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios:
Commercial and Commercial Real Estate Loans
As of September 30, 2009

				> 90 Days	Allowance
		% of		Past Due	For Loan
		Total	Non-	and Still	Losses
(Dollars in thousands)	Balance	Loans	accrual	Accruing	Allocation
Commercial:
Commercial and Industrial	$1,345,111	16.3%	$16,689	$605	$21,799
Franchise	107,447	1.3	—	—	1,619
Mortgage warehouse lines of credit	73,816	0.9	—	—	985
Community Advantage — homeowner associations	60,146	0.7	—	—	145
Aircraft	41,606	0.5	—	153	164
Other	15,595	0.2	2,346	—	424

Total Commercial	$1,643,721	19.9%	$19,035	$758	$25,136

Commercial Real Estate:
Land and development	$1,041,641	12.6%	$103,573	$10,090	$22,102
Office	544,772	6.6	10,029	—	7,079
Industrial	466,725	5.6	8,476	355	7,012
Retail	570,589	6.9	10,698	12,161	7,846
Mixed use and other	768,411	9.3	14,915	13	10,686

Total Commercial Real Estate Loans	$3,392,138	41.0%	$147,691	$22,619	$54,725

Total Commercial and Commercial Real Estate	$5,035,859	60.9%	$166,726	$23,377	$79,861

Commercial Real Estate—collateral location by state:
Illinois	$2,729,454	80.5%
Wisconsin	375,911	11.1

Total primary markets	$3,105,365	91.6%

Indiana	48,300	1.4
Florida	43,164	1.3
Arizona	42,226	1.2
Other (no individual state greater than 0.6%)	153,083	4.5

Total	$3,392,138	100.0%

Our commercial real estate loan portfolio predominantly relates to owner-occupied real estate, and our loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago, Illinois metropolitan area and southeastern Wisconsin, 91.6% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in the third quarter of 2009, and we expect this trend to continue. These conditions have negatively affected our commercial real estate loan portfolio, and as of September 30, 2009, our allowance for loan losses related to this portfolio is $54.7 million.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, allowance for loan losses in our commercial loan portfolio is $25.1 million as of September 30, 2009.
Our allowance for loan losses for commercial and commercial real estate loans in the aggregate has increased to $79.9 million as of September 30, 2009 from $57.0 million as of December 31, 2008 and $54.4 million as of September 30, 2008.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. End lender re-payments are sent directly to the Company upon end-lenders’ acceptance of final loan documentation. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days.
Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business has expanded during 2009 due to the high demand for mortgage re-financings given the historically low interest rate environment and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of this business has caused our mortgage warehouse lines to increase to $73.8 million as of September 30, 2009 from $55.3 million as of December 31, 2008 and $44.4 million as of September 30, 2008. Additionally, our allowance for loan losses with respect to these loans is $985,000 as of September 30, 2009. Since the inception of this business, the Company has not suffered any related loan losses on these loans.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$85,113	$57,633	$69,767	$50,389
Provision for credit losses	91,193	24,129	129,329	42,985
Reclassification (to)/from allowance for losses on lending-related commitments	(1,543)	—	(1,543)	—
Charge-offs	(80,072)	(15,816)	(103,602)	(28,067)
Recoveries	405	381	1,145	1,020

Allowance for loan losses at period end	$95,096	$66,327	$95,096	$66,327

Allowance for losses on lending-related commitments at period end	$3,129	$493	$3,129	$493

Allowance for credit losses at period end	$98,225	$66,820	$98,225	$66,820

A summary of non-accrual, impaired loans and loans past due greater than 90 days and still accruing interest are as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Non-performing loans:
Loans past due greater than 90 days and still accruing interest	$36,937	$25,385
Non-accrual loans	194,722	110,709

Total non-performing loans	$231,659	$136,094

Impaired loans (included in Non-performing loans):
Impaired loans with an allowance for loan loss required (1)	$96,514	$73,849
Impaired loans with no allowance for loan loss required	51,494	39,860

Total impaired loans	$148,008	$113,709

Allowance for loan losses related to impaired loans	$16,485	$16,639

Restructured loans	$—	$—

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.
The average recorded investment in impaired loans was $125.8 million and $41.9 million for the nine months ended September 30, 2009 and 2008, respectively.

(8) Loan Securitization
Servicing Portfolio
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables - commercial were transferred, subject to credit recourse, to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The Company’s primary continuing involvement includes servicing the loans, retaining an undivided interest (the “seller’s interest”) in the loans, and holding certain retained interests (e.g., subordinated securities, overcollateralization of loans, cash reserve accounts, a servicing asset, and an interest-only strip). Provided that certain coverage test criteria are met, principal collections will be used to subsequently transfer additional loans to the QSPE during the stated revolving period. Additionally, upon the occurrence of certain events established in the representations and warranties, FIFC may be required to repurchase ineligible loans that were transferred to the QSPE. The maximum amount of risk related to these repurchase provisions and non performance by the underlying borrowers is approximately equal to the carrying value of the Company’s retained interests. As of September 30, 2009, no loans have been repurchased.
Instruments issued by the QSPE included $600 million Class A notes that bear an annual interest rate of LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). The Notes are rated Aaa by Moody’s and AAA by Standard & Poor’s. Class B and Class C notes (“Subordinated securities”), which are recorded in the form of zero coupon bonds, were also issued and were retained by the Company. These notes are rated A and BBB respectively by Standard and Poor’s.
The seller’s interest maintained by the Company is equal to the balance of all loans transferred to the QSPE plus the associated accrued interest receivable less the investors’ portion of those assets (securitized loans). Seller’s interest is carried at historical cost and reported as loans, net of unearned income on the Company’s Consolidated Statement of Condition.
The following table illustrates the activity in the QSPE for the quarter ended September 30, 2009:

(Dollars in thousands)	2009
FIFC Premium Funding, LLC loan assets, June 30	$—
Impact of issuance	695,103
Collections reinvested	106,282
Account activity, net	(140,129)

FIFC Premium Funding, LLC loan assets, September 30	$661,256

The following table details the securitized loans and seller’s interest components of the FIFC Premium Funding, LLC loan assets in the preceding table:

(Dollars in thousands)	2009
Securitized loans, June 30	$—
Impact of issuances, external	600,000
Impact of issuances, retained	83,762
Collections reinvested	106,282
Account activity, net	(137,855)

Securitized loans, September 30	$652,189

Seller’s interest, June 30	$—
Impact of issuance	11,341
Account activity, net	(2,274)

Seller’s interest, September 30	$9,067

Securitization Income
At the time of a loan securitization, the Company records a gain/(loss) on sale, which is calculated as the difference between the proceeds from the sale and the book basis of the loans sold. The book basis is determined by allocating the carrying amount of the sold loans between the loans sold and the interests retained based on their relative fair values. Such fair values are based on market prices at the date of transfer for the sold loans and on the estimated present value of future cash flows for retained interests. Gains on sale from securitizations are reported in gain on sales of premium finance receivables in the Company’s Consolidated Statements of Income and were $3.4 million in the third quarter of 2009. The income component resulting from the release of credit reserves upon classification as held-for-sale is reported as a reduction of provision for credit losses.

Also reported in gain on sales of premium finance receivables are changes in the fair value of the interest-only strip. This amount is the excess cash flow from interest collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. Changes in the fair value of the interest-only strip of $173,000 were reported in gain on sale of premium finance receivables in the third quarter of 2009.
The Company has retained servicing responsibilities for the transferred loans and earns a related fee. Servicing fee income was $712,000 for the quarter ended September 30, 2009 and is reported in other non-interest income in the Consolidated Statements of Income.
Retained Interests
The Company retained subordinated interests in the securitized loans. These interests include the Subordinated securities, overcollateralization of loans, cash reserves, a servicing asset, and an interest-only strip. The following table presents the Company’s retained interests at September 30, 2009:

(Dollars in thousands)	2009
Subordinated securities (a)	$48,004
Residual interests held (b)	42,622
Servicing asset (b)	1,336

Total retained interests	$91,962

(a)	The subordinated securities are accounted for at fair value and are reported as available-for-sale securities on the Company’s Consolidated Statement of Condition with unrealized gains recorded in accumulated other comprehensive income. See Note 15 for further discussion on fair value.

(b)	The residual interests and servicing asset are accounted for at fair value and reported in other assets on the Company’s Consolidated Statement of Condition. Retained interests held includes overcollateralization of loans, cash reserve deposits, and an interest-only strip. See Note 15 for further discussion on fair value.
Key economic assumptions used in the measuring of fair value and the sensitivity of the current fair value to immediate adverse changes in those assumptions at September 30, 2009, for the Company’s servicing asset and other interests held related to securitized loans are presented in the following table:

	Subordinated	Residual		Servicing
(Dollars in thousands)	Securities	Interests		Asset
Fair Value of interest held	$48,004	$42,622		$1,336

Expected weighted-average life (in months)	6.5	6.5		6.5
Decrease in fair value from:
1 month reduction	$239	$(1,206)		$(204)
2 month reduction	$479	$(2,420)		$(403)

Discount rate assumptions	5.97%	8.75	%(a)	8.50%
Decrease in fair value from:
100 basis point increase	$(257)	$(200)		$(3)
200 basis point increase	$(513)	$(399)		$(6)

Credit loss assumption		0.40%		0.40%
Decrease in fair value from:
10% higher loss		$(154)		$—
20% higher loss		$(310)		$—

(a)	Excludes the discount rate on cash reserve deposits deemed to be immaterial.
The sensitivities in the table above are hypothetical and caution should be exercised when relying on this data. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The following table summarizes the changes in the fair value of the Company’s servicing asset for the quarter ended September 30, 2009:

(Dollars in thousands)	2009
Balance at June 30	$—
Fair value determined upon transfer of loans	1,795
Changes in fair value due to changes in inputs and assumptions	(470	) (a)
Other changes	11	(b)

Balance at September 30	$1,336

(a)	The Company measures servicing assets at fair value at each reporting date and reports changes in other non-interest income

(b)	Represents accretable yield reported in other non-interest income.
The key economic assumptions used in measuring the fair value of the servicing asset include the prepayment speed and weighted-average life, the discount rate, and default rate. The primary risk of material changes in the value of the servicing asset resides in the potential volatility in the economic assumptions used, particularly the prepayment speed and weighted-average life.
Other Disclosures
The table below summarizes cash flows received from the QSPE for the quarter ended September 30, 2009:

(Dollars in thousands)	2009
Proceeds from new securitizations during the period	$600,000
Proceeds from collections reinvested in revolving securitizations	106,282
Servicing and other fees received	—
Excess spread received	—
The following table presents quantitative information about the premium finance receivables - commercial at September 30, 2009:

		Amount of
	Total	Loans 30 days or	Net Credit
	Amount of	More Past Due	Write-offs during
(Dollars in thousands)	Loans	or on Nonaccrual	the Quarter
Premium finance receivables — commercial	$1,404,221	$48,177	$2,317
Less: Premium finance receivables — commercial securitized	652,189	6,096	—

Premium finance receivables — commercial on-balance sheet	$752,032	$42,081	$2,317

(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	September 30,
(Dollars in thousands)	2009	Acquired	Losses	2009
Community banking	$245,886	$215	$—	$246,101
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$276,310	$215	$—	$276,525

The increase in the Community banking segment’s goodwill in the first nine months of 2009 relates to additional contingent consideration paid to the former owners of Wintrust Mortgage Corporation (formerly known as WestAmerica Mortgage Company) and its affiliate, Guardian Real Estate Services, Inc., as a result of attaining certain performance measures. This was the final payment of contingent consideration due as a result of the Company’s 2004 acquisition of these companies.
Pursuant to the acquisition of PMP in December 2008, Wintrust could pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any contingent payments made pursuant to this transaction would be reflected as increases in the Community banking segment’s goodwill.

A summary of finite-lived intangible assets as of September 30, 2009, December 31, 2008 and September 30, 2008 and the expected amortization as of September 30, 2009 is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008
Customer list intangibles:
Gross carrying amount	$5,052	3,252	3,252
Accumulated amortization	(3,202)	(3,079)	(3,011)

Net carrying amount	1,850	173	241

Core deposit intangibles:
Core deposit intangibles
Gross carrying amount	27,918	27,918	27,918
Accumulated amortization	(15,400)	(13,483)	(12,770)

Net carrying amount	12,518	14,435	15,148

Total other intangible assets, net	$14,368	14,608	15,389

Estimated amortization
Actual in 9 months ended September 30, 2009	$2,040
Estimated remaining in 2009	712
Estimated — 2010	2,466
Estimated — 2011	2,339
Estimated — 2012	2,336
Estimated — 2013	2,320
On July 28, 2009, the Company recorded $1.8 million in unamortized finite-lived intangible assets, classified on the Consolidated Statement of Condition as other intangible assets. These other intangible assets relate to the value of the customer lists in the acquisition of the life insurance premium finance portfolio and certain other assets related to the business and the assumption of certain related liabilities. The customer list intangible assets are amortized on an accelerated basis over an approximate six-year average life.
The $3.3 million of wealth management customer list intangibles recognized in connection with the acquisitions of Lake Forest Capital Management in 2003 and Wayne Hummer Asset Management Company in 2002 are being amortized over seven-year periods on an accelerated basis. The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions between 2003 and 2006 are being amortized over ten-year periods on an accelerated basis. Amortization expense associated with finite-lived intangibles totaled approximately $2.0 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively.

(10) Deposits
The following table is a summary of deposits as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008
Balance:
Non-interest bearing deposits	$841,668	$757,844	$717,587
NOW accounts	1,245,689	1,040,105	1,012,393
Wealth management deposits	935,740	716,178	583,715
Money market accounts	1,468,228	1,124,068	997,638
Savings accounts	513,239	337,808	317,108
Time certificates of deposit	4,842,599	4,400,747	4,201,086

Total deposits	$9,847,163	$8,376,750	$7,829,527

Mix:
Non-interest bearing deposits	9%	9%	9%
NOW accounts	13	12	13
Wealth management deposits	9	9	7
Money market accounts	15	13	13
Savings accounts	5	4	4
Time certificates of deposit	49	53	54

Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of Wayne Hummer Trust Company and brokerage customers from unaffiliated companies.
(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008
Notes payable	$1,000	$1,000	$42,025
Federal Home Loan Bank advances	433,983	435,981	438,983

Other borrowings:
Federal funds purchased	—	—	34,000
Securities sold under repurchase agreements	250,263	334,925	260,542
Other	1,808	1,839	1,849

Total other borrowings	252,071	336,764	296,391

Subordinated notes	65,000	70,000	75,000

Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$752,054	$843,745	$852,399

As of September 30, 2009, the Company had a $1.0 million outstanding balance under a $26.0 million loan agreement (“Agreement”) with an unaffiliated bank. The Agreement consisted of a $25.0 million revolving note, maturing on October 30, 2009, and a $1.0 million note that maturing on June 1, 2015. At September 30, 2009, there was no outstanding balance on the $25.0 million revolving note. Effective August 31, 2009, interest under the Agreement was calculated at a floating rate equal to the greater of: (1) 450 basis points or (2) at the Company’s option, either (a) LIBOR plus 350 basis points or (b) the prime rate plus 50 basis points. Prime rate means the highest of (a) the unaffiliated bank’s prime rate, (b) the federal funds rate plus 50 basis points and (c) the LIBOR rate that would be applicable for an interest period of one month plus 1.0%. Commencing August 2009, a commitment fee was payable quarterly under the Agreement of 0.50% of the actual daily amount by which the lenders’ commitment under the $25.0 million revolving note exceeded the amount outstanding under such facility. The Agreement was secured by the stock of some of the banks and contained several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. The Agreement was available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
As more fully described in Note 18 — Subsequent Events, on October 30, 2009, the Company entered into an Amended and Restated Credit Agreement, which altered the terms of the Agreement, and which provides for a $1.0 million term loan and a $25 million revolving credit facility, which mature on October 29, 2010 and June 1, 2015, respectively.
Prior to September 1, 2009, the Company had a $101.0 million loan agreement with an unaffiliated bank which consisted of a $100.0 million revolving note, with a maturity date of August 31, 2009, and a $1.0 million note maturing on June 1, 2015. Interest was calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 200 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points. The Company had no outstanding balance under the revolving note during the nine months ended September 30, 2009.
Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At September 30, 2009, securities sold under repurchase agreements represent $73.4 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $176.9 million of short-term borrowings from brokers.
The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of September 30, 2009 were $20.0 million, $20.0 million and $25.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to LIBOR plus 130 basis points.
(12) Junior Subordinated Debentures
As of September 30, 2009, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2009. The junior subordinated debentures represent the par value of the obligations owed to the Trusts and basis adjustments for unamortized fair value adjustments recognized at the respective acquisition dates for the Northview, Town and First Northwest obligations.

		Junior					Earliest
	Trust Preferred	Subordinated	Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	9/30/09	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	3.76%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	3.08%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	2.88%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	2.25%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	1.73%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,186	L+3.00	3.48%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,186	L+3.00	3.48%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,155	L+3.00	3.28%	05/2004	05/2034	05/2009

Total		$249,493		3.52%

The junior subordinated debentures totaled $249.5 million at September 30, 2009, December 31, 2008 and September 30, 2008.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At September 30, 2009, the weighted average contractual interest rate on the junior subordinated debentures was 3.52%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on September 30, 2009, was 7.11%. Distributions on all issues are payable on a quarterly basis.
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

(13) Segment Information
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Inter-segment revenue and transfers are generally accounted for at current market prices. The parent and inter-segment eliminations reflect parent company information and inter-segment eliminations. Net revenue is a summation of net interest income and non-interest income. In the first quarter of 2009, the Company combined the premium finance and Tricom segments into the specialty finance segment. Prior period information has been restated to reflect this change.
The net interest income, net revenue and segment profit of the community banking segment includes income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the community banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. See Note 3 — Business Combinations, for more information on the life insurance premium finance loan acquisition in the third quarter of 2009. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 10 — Deposits, for more information on these deposits. The following tables present a summary of certain operating information for each reportable segment for the three and nine months ended for the periods shown:

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2009	2008	Contribution	Contribution
Net interest income:
Community banking	$84,462	$59,001	$25,461	43%
Specialty finance	33,731	17,019	16,712	98
Wealth management	7,769	4,481	3,288	73
Parent and inter-segment eliminations	(38,299)	(19,821)	(18,478)	93

Total net interest income	$87,663	$60,680	$26,983	44%

Non-interest income:
Community banking	$18,931	$14,325	$4,606	32%
Specialty finance	114,292	1,258	113,034	N/M
Wealth management	10,418	8,781	1,637	19
Parent and inter-segment eliminations	7,039	(2,449)	9,488	N/M

Total non-interest income	$150,680	$21,915	$128,765	N/M %

Net Revenue (loss):
Community banking	$103,393	$73,326	$30,067	41%
Specialty finance	148,023	18,277	129,746	N/M
Wealth management	18,187	13,262	4,925	37
Parent and inter-segment eliminations	(31,260)	(22,270)	(8,990)	40

Total net revenue	$238,343	$82,595	$155,748	189%

Segment profit (loss):
Community banking	$(35,372)	$1,364	$(36,736)	N/M %
Specialty finance	120,428	7,881	112,547	N/M
Wealth management	4,357	2,408	1,949	81
Parent and inter-segment eliminations	(57,418)	(14,101)	(43,317)	N/M

Total segment profit (loss)	$31,995	$(2,448)	$34,443	N/M %

Segment assets:
Community banking	$11,871,595	$9,782,483	$2,089,112	21%
Specialty finance	2,069,415	1,321,968	747,447	57
Wealth management	60,990	56,614	4,376	8
Parent and inter-segment eliminations	(1,865,979)	(1,296,145)	(569,834)	44

Total segment assets	$12,136,021	$9,864,920	$2,271,101	23%

	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2009	2008	Contribution	Contribution
Net interest income:
Community banking	$215,877	$177,649	$38,228	22%
Specialty finance	71,950	51,698	20,252	39
Wealth management	21,271	13,771	7,500	54
Parent and inter-segment eliminations	(84,156)	(61,296)	(22,860)	37

Total net interest income	$224,942	$181,822	$43,120	24%

Non-interest income:
Community banking	$70,614	$55,442	$15,172	27%
Specialty finance	115,746	4,434	111,312	N/M
Wealth management	27,975	28,543	(568)	(2)
Parent and inter-segment eliminations	18,224	(8,940)	27,164	N/M

Total non-interest income	$232,559	$79,479	$153,080	193%

Net Revenue (loss):
Community banking	$286,491	$233,091	$53,400	23%
Specialty finance	187,696	56,132	131,564	N/M
Wealth management	49,246	42,314	6,932	16
Parent and inter-segment eliminations	(65,932)	(70,236)	4,304	6

Total net revenue	$457,501	$261,301	$196,200	75%

Segment profit (loss):
Community banking	$(24,865)	$30,869	$(55,734)	(181)%
Specialty finance	136,713	24,502	112,211	N/M
Wealth management	11,207	8,053	3,154	39
Parent and inter-segment eliminations	(78,153)	(44,891)	(33,262)	74

Total segment profit	$44,902	$18,533	$26,369	142%

N/M =	Not Meaningful
(14) Derivative Financial Instruments
Management uses derivative financial instruments to manage the Company’s exposure to interest rate risk. The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps to manage the interest rate risk of certain variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans available-for-sale; and (4) covered call options related to specific investment securities to enhance the overall yield on such securities. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate their respective risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers.
As required by ASC 815, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges pursuant to ASC 815 are reported in non-interest income. Interest rate derivative contracts are valued by a third party and are periodically validated by comparison with valuations provided by the respective counterparties. Fair values of mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the loan commitment.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value

	Balance	September	December	Balance	September	December
	Sheet	30,	31,	Sheet	30,	31,
	Location	2009	2008	Location	2009	2008
Derivatives designated as hedging instruments under ASC 815:

Interest rate swaps designated as Cash Flow Hedges	Other assets	—	—	Other liabilities	$16,252	$19,314

Derivatives not designated as hedging instruments underASC 815:

Interest rate derivatives	Other assets	$8,914	$9,115	Other liabilities	$9,262	$9,294
Interest rate lock commitments	Other assets	$2,473	$56	Other liabilities	$29	$386
Forward commitments to sell mortgage loans	Other assets	$42	$401	Other liabilities	$4,255	$191

Total derivatives not designated as hedging instruments under ASC 815		$11,429	$9,572		$13,546	$9,871

Total derivatives		$11,429	$9,572		$29,798	$29,185

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2009, the Company had five interest rate swaps with an aggregate notional amount of $175.0 million that were designated as cash flow hedges of interest rate risk.

The table below provides details on each of these five interest rate swaps as of September 30, 2009 (dollars in thousands):

September 30, 2009
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(1,588)	0.28%	5.25%	Cash Flow
September 2011	40,000	(3,173)	0.28%	5.25%	Cash Flow
October 2011	25,000	(1,063)	0.51%	3.39%	Cash Flow
September 2013	50,000	(5,785)	0.30%	5.30%	Cash Flow
September 2013	40,000	(4,643)	0.28%	5.30%	Cash Flow

Total	$175,000	$(16,252)

During 2009, these interest rate swaps were used to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three and nine months ended September 30, 2009 or September 30, 2008. The Company uses the hypothetical derivative method to assess and measure effectiveness.
In September 2008, the Company terminated an interest rate swap with a notional amount of $25.0 million (maturing in October 2011) that was designated in a cash flow hedge and entered into a new interest rate swap with another counterparty to effectively replace the terminated swap. The interest rate swap was terminated by the Company in accordance with the default provisions in the swap agreement. The unrealized loss on the interest rate swap at the date of termination is being amortized out of other comprehensive income to interest expense over the remaining term of the terminated swap. At September 30, 2009, accumulated other comprehensive income (loss) includes $898,000 of unrealized loss ($552,000 net of tax) related to this terminated interest rate swap.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2009	30, 2008	30, 2009	30, 2008

Unrealized gain (loss) at beginning of period	$(15,982)	$(8,158)	$(20,549)	$(9,067)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	2,090	1,007	5,492	2,383
Amount of gain (loss) recognized in other comprehensive income	(3,258)	(1,820)	(2,093)	(2,287)

Unrealized gain (loss) at end of period	$(17,150)	$(8,971)	$(17,150)	$(8,971)

As of September 30, 2009, the Company estimates that during the next twelve months, $8.3 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
Non-Designated Hedges
The Company does not use derivatives for speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2009, the Company had 90 derivative transactions (45 with customers and 45 with third parties) with an aggregate notional amount of approximately $372.8 million ($367.8 million of interest rate swaps and $5.0 million of interest rate options) related to this program. These interest rate derivatives had maturity dates ranging from August 2010 to March 2019.
Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2009 the Company had interest rate lock commitments with an aggregate notional amount of $381.6 million and forward commitments to sell mortgage loans with an aggregate notional amount of $569.1 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2009, December 31, 2008 or September 30, 2008.
Amounts included in the consolidated statement of income related to derivative instruments not designated in hedge relationships were as follows (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September	September	September	September
Derivative	Location in income statement	30, 2009	30, 2008	30, 2009	30, 2008
Interest rate swaps and floors	Other income	$(415)	$96	$(169)	$117
Mortgage banking derivatives	Mortgage banking revenue	(3,836)	(352)	(1,649)	126
Covered call options	Other income	—	2,723	1,998	21,586
Credit Risk
Derivative instruments have inherent risks, primarily market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the risk that the counterparty will fail to perform according to the terms of the agreement. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and the market value of the derivative instrument and not the notional principal amounts used to express the volume of the transactions. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process, except that the credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s standard loan underwriting process since these derivatives are secured through collateral provided by the loan agreements. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. When deemed necessary, appropriate types and amounts of collateral are obtained to minimize credit exposure.
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well / adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2009, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $26.4 million. As of September 30, 2009 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $6.7 million of cash and $6.8 million of securities. If the Company had breached any of these provisions at September 30, 2009 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
(15) Fair Values of Assets and Liabilities
Effective January 1, 2008, upon adoption of SFAS No. 157, “Fair Value Measurement”, which is now part of ASC 820, the Company began to group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:
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
Mortgage loans held-for-sale — Mortgage loans originated by Wintrust Mortgage Company on or after January 1, 2008 are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
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
Retained interests from the sale or securitization of premium finance receivables — The fair value of retained interests, which include overcollateralization of loans, cash reserves, servicing rights and interest only strips, from the sale or securitization of premium finance receivables are based on certain observable inputs such as interest rates and credits spreads, as well as unobservable inputs such as prepayments, late payments and estimated net charge-offs.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	September 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$112,896	$—	$112,896	$—
U.S. Government agencies	655,024	—	655,024	—
Municipal	66,900	—	49,257	17,643
Corporate notes and other	100,506	—	48,120	52,386
Mortgage-backed	390,670	—	226,931	163,739
Equity securities (1)	28,870	—	3,181	25,689
Trading account securities	29,204	208	1,432	27,564
Mortgage loans held-for-sale	187,505	—	187,505	—
Mortgage servicing rights	6,030	—	—	6,030
Nonqualified deferred compensation assets	2,660	—	2,660	—
Derivative assets	11,429	—	11,429	—
Retained interests from the sale/securitization of premium finance receivables	43,958	—	—	43,958

Total	$1,635,652	$208	$1,298,435	$337,009

Derivative liabilities	$29,799	$—	$29,798	$—

	September 30, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities (1)	$1,391,526	$—	$1,342,814	$48,712
Trading account securities	2,243	92	1,976	175
Mortgage loans held-for-sale	63,570	—	63,570	—
Mortgage servicing rights	4,854	—	—	4,854
Nonqualified deferred compensation assets	2,996	—	2,996	—
Derivative assets	2,532	—	2,532	—
Retained interests from the sale of premium finance receivables	2,987	—	—	2,987

Total	$1,470,708	$92	$1,413,888	$56,728

Derivative liabilities	$9,919	$—	$9,919	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.

The aggregate remaining contractual principal balance outstanding as of September 30, 2009 and 2008 for mortgage loans held-for-sale measured at fair value under ASC 825 was $182.0 million and $61.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $187.5 million and $63.6 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2009 and 2008.
The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during the three months and nine months ended September 30, 2009 are summarized as follows:

			Corporate
	U.S. Govt.		notes and	Mortgage-	Equity
(Dollars in thousands)	agencies	Municipal	other debt	backed	securities
Balance at June 30, 2009	$—	$8,355	$4,378	$167,376	$25,681
Total net gains (losses) included in:
Net income (1)	—	(112)	4	—	—
Other comprehensive income	—	—	—	5,045	—
Purchases, issuances and settlements, net	—	9,400	48,004	(8,682)	8
Net transfers into/(out) of Level 3	—	—	—	—	—

Balance at September 30, 2009	$—	$17,643	$52,386	$163,739	$25,689

Balance at January 1, 2009	$110	$9,373	$1,395	$4,010	$26,104
Total net gains included in:
Net income (1)	—	(112)	8	—	—
Other comprehensive income	(1)	—	—	3,598	—
Purchases, issuances and settlements, net	—	10,531	50,983	156,131	43
Net transfers into/(out) of Level 3	(109)	(2,149)	—	—	(458)

Balance at September 30, 2009	$—	$17,643	$52,386	$163,739	$25,689

(1)	Income for Municipal and Corporate notes and other is recognized as a component of interest income on securities.
The changes in Level 3 for assets and liabilities not including in the preceding table measured at fair value on a recurring basis during the three months and nine months ended September 30, 2009 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	Interests
Balance at June 30, 2009	$21,422	$6,278	$—
Total net gains (losses) included in:
Net income (1)	5,992	(248)	59
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	150	—	43,899
Net transfers into/(out) of Level 3	—	—	—

Balance at September 30, 2009	$27,564	$6,030	$43,958

Balance at January 1, 2009	$3,075	$3,990	$1,229
Total net gains included in:
Net income (1)	22,293	2,040	59
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	2,196	—	42,670
Net transfers into/(out) of Level 3	—	—	—

Balance at September 30, 2009	$27,564	$6,030	$43,958

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income. Income for retained interests is recorded as a component of gain on sales of premium finance receivables or miscellaneous income in non-interest income.

The changes in Level 3 for assets and liabilities measured at fair value on a recurring basis during the three months and nine months ended September 30, 2008 are summarized as follows:

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
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2009.

					Three Months	Nine Months
					Ended	Ended
					September 30,	September 30,
					2009	2009
					Fair Value	Fair Value
	September 30, 2009				Losses	Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized	Recognized
Impaired loans	$148,008	$—	$—	$148,008	$67,971	$77,982
Other real estate owned	40,639	—	—	40,639	7,527	7,879

Total	$188,647	$—	$—	$188,647	$75,498	$85,861

Impaired loans — A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. As stated in ASC 820 , impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate collateral-dependant impaired loans.

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
In accordance with ASC 825, on a quarterly basis the Company is now required to report the fair value of all financial instruments on the consolidated statement of condition, including those financial instruments carried at cost. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments are made solely to comply with the requirements of ASC 825 and should be read in conjunction with the financial statements and notes included in this quarterly report. The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	At September 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value

Financial Assets:
Cash and cash equivalents	$151,761	151,761	445,904	445,904
Interest bearing deposits with banks	1,168,362	1,168,362	123,009	123,009
Available-for-sale securities	1,434,248	1,434,248	784,673	784,673
Trading account securities	29,204	29,204	4,399	4,399
Brokerage customer receivables	19,441	19,441	17,901	17,901
Mortgage loans held-for-sale, at fair value	187,505	187,505	51,029	51,029
Loans held-for-sale, at lower of cost or market	5,750	5,808	10,087	10,207
Loans, net of unearned income	8,275,257	8,503,841	7,621,069	7,988,028
Mortgage servicing rights	6,030	6,030	3,990	3,990
Nonqualified deferred compensation assets	2,660	2,660	2,279	2,279
Retained interests from the sale/securitization of premium finance receivables	43,958	43,958	1,229	1,229
Derivative assets	11,429	11,429	9,572	9,572
Accrued interest receivable and other	134,807	134,807	114,737	114,737

Total financial assets	$11,470,412	11,699,054	9,189,878	9,556,957

Financial Liabilities:
Non-maturity deposits	$5,004,564	5,004,564	3,976,003	3,976,003
Deposits with stated maturities	4,842,599	4,897,407	4,400,747	4,432,388
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	433,983	450,038	435,981	484,528
Subordinated notes	65,000	65,000	70,000	70,000
Other borrowings	252,071	252,071	336,764	336,764
Junior subordinated debentures	249,493	248,448	249,515	205,252
Derivative liabilities	29,798	29,798	29,185	29,185
Accrued interest payable	20,246	20,246	18,533	18,533

Total financial liabilities	$10,898,754	10,968,572	9,517,728	9,553,653

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
Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real estate, etc. Each category is further segmented by interest rate type (fixed and variable) and term. For variable-rate loans that reprice frequently, estimated fair values are based on carrying values. The fair value of residential loans is based on secondary market sources for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for other fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the allowance for loan losses, which is believed to represent the current fair value of probable incurred losses for purposes of the fair value calculation.
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

(16) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock, and in May 2009 the Company’s shareholders approved an additional 325,000 shares of common stock that may be offered under the 2007 Plan. All grants made in 2007, 2008 and 2009 were made pursuant to the 2007 Plan. As of September 30, 2009, 409,470 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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
Compensation cost charged to income for stock options was $830,000 and $1.2 million in the third quarters of 2009 and 2008, respectively, and $2.6 million and $3.6 million for the year-to-date periods of 2009 and 2008, respectively. Compensation cost charged to income for restricted shares was $872,000 in the third quarter of 2009 and $1.5 million in the third quarter of 2008, and $2.6 million and $4.0 million for the year-to-date periods of 2009 and 2008, respectively.
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
Stock-based compensation cost is measured as the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected term of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine months ending September 30, 2009 and 2008:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Expected dividend yield	2.0%	1.1%
Expected volatility	45.7%	32.4%
Risk-free rate	2.4%	3.3%
Expected option life (in years)	5.9	6.7

A summary of stock option activity under the Plans for the nine months ended September 30, 2009 and September 30, 2008 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2009	2,388,174	$35.61
Granted	43,500	17.85
Exercised	(174,863)	11.72
Forfeited or canceled	(72,879)	34.72

Outstanding at September 30, 2009	2,183,932	37.20	4.1	$7,491

Exercisable at September 30, 2009	1,833,581	36.44	3.8	$7,029

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	57,450	31.83
Exercised	(129,435)	15.34
Forfeited or canceled	(27,595)	48.68

Outstanding at September 30, 2008	2,405,601	35.57	4.7	$11,493

Exercisable at September 30, 2008	1,832,550	32.08	4.2	$11,493

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2009 and 2008 was $6.92 and $10.98, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, was $1.9 million and $2.2 million, respectively.
A summary of restricted share award activity under the Plans for the nine months ended September 30, 2009 and September 30, 2008, is presented below:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	262,997	$44.09	308,627	$48.16
Granted	18,550	20.01	60,556	29.78
Vested (shares issued)	(73,798)	40.64	(83,761)	49.18
Forfeited	(1,625)	30.56	(4,984)	40.25

Outstanding at September 30	206,124	43.37	280,438	44.04

In the third quarter of 2009, the Company began paying a portion of the base pay of certain executives in the Company’s stock. Shares issued under this arrangement are granted under the Plan. As of September 30, 2009, 1,588 shares were granted under this arrangement at an average stock price of $27.55 per share. The number of shares granted as of each payroll date is based on the average of the high and low price of Wintrust’s common stock on such date.
As of September 30, 2009, there was $6.4 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises, vesting of restricted shares and issuance of base pay salary shares.

(17) Shareholders’ Equity and Earnings Per Share
Series A Preferred Stock
In August 2008, the Company issued and sold 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) for $50 million in a private transaction. If declared, dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. On and after August 26, 2010, the Series A Preferred Stock will be subject to mandatory conversion into common stock in connection with a fundamental transaction, or on and after August 26, 2013 if the closing price of the Company’s common stock exceeds a certain amount.
Series B Preferred Stock
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, in exchange for aggregate consideration of $250 million, (i) 250,000 shares of the Company’s fixed rate cumulative perpetual preferred Stock, Series B, liquidation preference $1,000 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. The Series B Preferred Stock will pay a cumulative dividend at a coupon rate of 5% for the first five years and 9% thereafter. The Series B Preferred Stock can, with the approval of the Federal Reserve, be redeemed.
The relative fair values of the preferred stock and the warrant issued to the U.S. Treasury in conjunction with the Company’s participation in the Capital Purchase Program were determined through an analysis, as of the valuation date of December 19, 2008, of the fair value of the warrants and the fair value of the preferred stock, and an allocation of the relative fair value of each to the $250 million of total proceeds.
The fair value of the warrant was determined using a binomial lattice valuation model. The assumptions used in arriving at the fair value of the warrant using that valuation method, derived as of the valuation date, were as follows:

Company stock price as of the valuation date	$20.06
Contractual strike price of warrant	$22.82
Expected term based on contractual term	10 years
Expected volatility based on 10-year historical volatility of the Company’s stock	37%
Expected annual dividend yield	1%
Risk-free rate based on 10-year U.S. Treasury strip rate	2.72%
Using that model, each of the 1,643,295 shares underlying the warrant was valued at $8.33 and, correspondingly, the aggregate fair value of the warrant was $13.7 million.
The fair value of the preferred stock was determined using a discounted cash flow model which discounted the contractual principal balance of $250 million and the contractual dividend payment of 5% for the first five years at a 13% discount rate. The discount rate was derived from the average and median yields on existing fixed rate preferred stock issuances of eleven different commercial banks in the central United States, which average and median results approximated 13% on the date of valuation. Using this methodology, the fair value of the preferred stock was estimated to be $181.8 million.
In relative terms, a summary of the above valuation is as follows:

		Relative
	Amount	Fair Value
Fair value of preferred stock	$181.8 million	93.0%
Fair value of warrants	$ 13.7 million	7.0%

Total fair value	$195.5 million	100.0%

Applying the relative value percentages of 93% for the preferred stock and 7% for the warrants to the total proceeds of $250 million, the resulting valuation of the preferred stock and warrants is as follows:

Proceeds allocated to Preferred Stock ($250 million multiplied by 93%)	$232.5 million
Proceeds allocated to Warrants ($250 million multiplied by 7%)	$17.5 million
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
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months		For the Nine Months
			Ended September 30,		Ended September 30,
(In thousands, except per share data)			2009	2008	2009	2008
Net income (loss)			$31,995	$(2,448)	$44,902	$18,533
Less: Preferred stock dividends and discount accretion			4,668	544	14,668	544

Net income applicable to common shares — Basic	(A	)	27,327	(2,992)	30,234	17,989
Add: Dividends on convertible preferred stock			1,000	—	—	—

Net income applicable to common shares — Diluted	(B	)	28,327	(2,992)	30,234	17,989

Average common shares outstanding	(C	)	24,052	23,644	23,958	23,590
Effect of dilutive potential common shares			2,493	—	323	525

Weighted average common shares and effect of dilutive potential common shares	(D	)	26,545	23,644	24,281	24,115

Net income per common share:
Basic	(A/C	)	$1.14	$(0.13)	$1.26	$0.76

Diluted	(B/D	)	$1.07	$(0.13)	$1.25	$0.75

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants (including the warrants issued to the U.S. Treasury), the Company’s convertible preferred stock and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is adjusted by the associated preferred dividends.

(18) Subsequent Events
As discussed in Note 3 — Business Combinations, on July 28, 2009, FIFC purchased of a majority of the U.S. life insurance premium finance assets of A.I. Credit Corp. and A.I. Credit Consumer Discount Company, subsidiaries of American International Group, Inc. At that time, an aggregate of $84.4 million of additional life insurance premium finance assets were available for future purchase by FIFC subject to satisfying certain conditions. On October 2, 2009, the conditions were satisfied in relation to the majority of the additional life insurance premium finance assets which were available for purchase and FIFC purchased $83.4 million of the $84.4 million of life insurance premium finance assets available for an aggregate purchase price of $60.5 million. The Company anticipates recording an additional $14.5 million bargain purchase gain relating to this additional purchase, all of which will be immediately recognizable in the fourth quarter. The difference between the fair value of these loans acquired on October 2, 2009 and the outstanding principal balance of theses loans represents a discount of $8.4 million and is comprised of two components, an accretable component totaling $5.7 million and a non-accretable component totaling $2.7 million. The impact related to this transaction will be included in Wintrust’s consolidated financial results only since the effective date of acquisition.
On October 30, 2009, the Company established a $25 million revolving credit facility and a $1 million term facility, the terms of which are set forth in an Amended and Restated Credit Agreement dated as of October 30, 2009 (the “Credit Agreement”) among Wintrust, the lenders named therein, and an unaffiliated bank as administrative agent. The Credit Agreement replaces Wintrust’s prior credit agreement with an unaffiliated bank. All borrowings under the revolving credit facility must be repaid by October 29, 2010. All borrowings under the term facility must be repaid by June 1, 2015. As of the date hereof, Wintrust has no outstanding balance under the revolving credit facility and has $1 million outstanding under the term facility. Borrowings under the Credit Agreement are available for general corporate purposes and are secured by pledges of and first priority perfected security interests in the Company’s equity interest in certain of its bank subsidiaries.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2009, compared with December 31, 2008 and September 30, 2008, and the results of operations for the nine month periods ended September 30, 2009 and 2008, should be read in conjunction with the our unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Introduction
Wintrust is a financial holding company that provides traditional community banking services, primarily in the Chicago metropolitan area and southeastern Wisconsin, and operates other financing businesses on a national basis through several non-bank subsidiaries. Additionally, Wintrust offers a full array of wealth management services primarily to customers in the Chicago metropolitan area and southeastern Wisconsin.
Overview
Community Banking
As of September 30, 2009, our community banking franchise consisted of 15 community banks (the “banks”) with 78 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.
Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of establishing de novo banks.
Net interest income and margin. The primary source of the our revenue is net interest income. Net interest income is the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on liabilities to fund those assets, including deposits and other borrowings. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.
Funding mix and related costs. Our most significant source of funding is core deposits, which are comprised of non-interest-bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is our principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Our profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in place recently and particularly since the fourth quarter of 2008.
Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. Given the current economic conditions, these costs have been trending higher in recent quarters.

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market. This revenue is significantly impacted by the level of interest rates associated with home mortgages. Recently, such interest rates have been historically low and customer refinancings have been high, resulting in increased fee revenue. Additionally, in December 2008, we acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”) for an initial cash purchase price of $1.4 million, plus potential contingent consideration of up to $1.5 million per year in each of the following three years dependent upon reaching certain earnings thresholds. As a result of the acquisition, we significantly increased the capacity of our mortgage-origination operations, primarily in the Chicago metropolitan market. The PMP transaction also changed the mix of our mortgage origination business in the Chicago market, resulting in a relatively greater portion of that business being retail, rather than wholesale, oriented. The primary risk of the PMP acquisition transaction relates to the integration of a significant number of locations and staff members into our existing mortgage operation during a period of increased mortgage refinancing activity. Costs in the mortgage business are variable as they primarily relate to commissions paid to originators.
Establishment of de novo operations. Our historical financial performance has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. Our financial performance generally reflects the improved profitability of our banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From our experience, it generally takes over 13 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
In determining the timing of the formation of de novo banks, the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. We began to slow the rate of growth of new locations in 2007 due to tightening net interest margins on new business which, in the opinion of management, did not provide enough net interest spread to be able to garner a sufficient return on our invested capital. Since the second quarter of 2008, we have not established a new banking location either through a de novo opening or through an acquisition, due to the financial system crisis and recessionary economy and our decision to utilize our capital to support our existing franchise rather than deploy our capital for expansion through new locations which tend to operate at a loss in the early months of operation. Thus, while expansion activity during the past three years has been at a level below earlier periods in our history, we expect to resume de novo bank openings, formation of additional branches and acquisitions of additional banks when favorable market conditions return.
In addition to the factors considered above, before we engage in expansion through de novo branches or banks we must first make a determination that the expansion fulfills our objective of enhancing shareholder value through potential future earnings growth and enhancement of the overall franchise value of the Company. Generally, we believe that, in normal market conditions, expansion through de novo growth is a better long-term investment than acquiring banks because the cost to bring a de novo location to profitability is generally substantially less than the premium paid for the acquisition of a healthy bank. Each opportunity to expand is unique from a cost and benefit perspective. Factors including the valuation of our stock, other economic market conditions, the size and scope of the particular expansion opportunity and competitive landscape all influence the decision to expand via de novo growth or through acquisition.
Specialty Finance
Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses. We conduct our specialty finance businesses through indirect non-bank subsidiaries. Our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”) engages in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance.

Financing of Commercial Insurance Premiums
FIFC originated approximately $900 million in commercial insurance premium finance receivables during the third quarter of 2009. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management has established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC.
The primary driver of profitability related to the financing of commercial insurance premiums is the net interest spread that FIFC can produce between the yields on the loans generated and the cost of funds allocated to the business unit. The commercial insurance premium finance business is a competitive industry and yields on loans are influenced by the market rates offered by our competitors. We fund these loans either through the securitization facility described above or through our deposits, the cost of which is influenced by competitors in the retail banking markets in the Chicago and Milwaukee metropolitan areas.
Financing of Life Insurance Premiums
In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. In July 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans from certain affiliates of American International Group for an aggregate purchase price of $685.3 million. At closing, a portion of the portfolio, with an aggregate unpaid principal balance of approximately $321.1 million, and a corresponding portion of the purchase price of approximately $232.8 million were placed in escrow, pending the receipt of required third party consents.
As with the commercial premium finance business, the primary driver of profitability related to the financing of life insurance premiums is the net interest spread that FIFC can produce between the yields on the loans generated and the cost of funds allocated to the business unit.
Profitability of financing both commercial and life insurance premiums is also meaningfully impacted by leveraging information technology systems, maintaining operational efficiency and increasing average loan size, each of which allows us to expand our loan volume without significant capital investment.
Wealth Management
We currently offer a full range of wealth management services through three separate subsidiaries, including trust and investment services, asset management and securities brokerage services, marketed primarily under the Wayne Hummer name.

The primary influences on the profitability of the wealth management business can be associated with the level of commission received related to the trading performed by the brokerage customers for their accounts; and the amount of assets under management for which asset management and trust units receive a management fee for advisory, administrative and custodial services. As such, revenues are influenced by a rise or fall in the debt and equity markets and the resultant increase or decrease in the value of our client accounts on which are fees are based. The commissions received by the brokerage unit are not as directly influenced by the directionality of the debt and equity markets but rather the desire of our customers to engage in trading based on their particular situations and outlooks of the market or particular stocks and bonds. Profitability in the brokerage business is impacted by commissions which fluctuate over time.
Federal Government, Federal Reserve and FDIC Programs
Since October of 2008, the federal government, the Federal Reserve Bank of New York (the “New York Fed”) and the Federal Deposit Insurance Corporation (the “FDIC”) have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system. We participate in three of these programs: the Capital Purchase Program, administered by the U.S. Department of the Treasury (“Treasury”), the Term Asset-Backed Securities Loan Facility (“TALF”), created by the New York Fed, and the Temporary Liquidity Guarantee Program (“TLGP”), created by the FDIC.
Participation in Capital Purchase Program. In October 2008, the Treasury announced that it intended to use a portion of the initial funds allocated to it pursuant to the Troubled Asset Relief Program (“TARP”), created by the Emergency Economic Stabilization Act of 2008, to invest directly in financial institutions through the newly-created Capital Purchase Program (“CPP”). At that time, U.S. Treasury Secretary Henry Paulson stated that the program was “designed to attract broad participation by healthy institutions” which “have plenty of capital to get through this period, but are not positioned to lend as widely as is necessary to support our economy.”
Our management believed at the time of the CPP investment, as it does now, that Treasury’s CPP investment was not necessary for the Company’s short or long-term health. However, the CPP investment presented an opportunity for us. By providing us with a significant source of relatively inexpensive capital, the Treasury’s CPP investment allows us to accelerate our growth cycle and expand lending.
Consequently, we applied for CPP funds and our application was accepted by Treasury. As a result, on December 19, 2008, we entered into an agreement with the U.S. Department of the Treasury to participate in Treasury’s CPP, pursuant to which we issued and sold preferred stock and a warrant to Treasury in exchange for aggregate consideration of $250 million (the “CPP investment”). As a result of the CPP investment, our total risk-based capital ratio as of December 31, 2008 increased from 10.3% to 13.1%. To be considered “well capitalized,” we must maintain a total risk-based capital ratio in excess of 10%.
The terms of our agreement with Treasury impose significant restrictions upon us, including increased scrutiny by Treasury, banking regulators and Congress, additional corporate governance requirements, restrictions upon our ability to repurchase stock and pay dividends and, as a result of increasingly stringent regulations issued by Treasury following the closing of the CPP investment, significant restrictions upon executive compensation. Pursuant to the terms of the agreement between Treasury and us, Treasury is permitted to amend the agreement unilaterally in order to comply with any changes in applicable federal statutes.
The CPP investment provided the Company with additional capital resources which in turn permitted the expansion of the flow of credit to U.S. consumers and businesses beyond what we would have done without the CPP funding. The capital itself is not loaned to our borrowers but represents additional shareholders’ equity that has been leveraged by the Company to permit it to provide new loans to qualified borrowers and raise deposits to fund the additional lending without incurring excessive risk.

Due to the combination of our prior decisions in appropriately managing our risks, the capital support provided from the August 2008 private issuance of $50 million of convertible preferred stock and the additional capital support from the CPP, we have been able to take advantage of opportunities when they have arisen and our banks continue to be active lenders within their communities. Without the additional funds from the CPP, our prudent management philosophy and strict underwriting standards likely would have required us to continue to restrain lending due to the need to preserve capital during these uncertain economic conditions. While many other banks saw 2009 as a year of retraction or stagnation as it relates to lending activities, the capital from the CPP positioned Wintrust to make 2009 a year in which we expanded our lending. Specifically, since the receipt of the CPP funds, we have funded in excess of $7.8 billion of loans, including funding of new loans, advances on prior commitments and renewals of maturing loans, consisting of over 146,000 individual credits. These loans are to a wide variety of businesses and we consider such loans to be essential to assisting growth in the economy. On a net basis, the CPP capital helped enable us to increase our total loans from $7.6 billion as of December 31, 2008 to $8.3 billion as of September 30, 2009 and to increase deposits to fund those loans from $8.4 billion as of December 31, 2008 to $9.8 billion as of September 30, 2009.
In connection with our participation in the CPP, we have committed to expand the flow of credit to U.S. consumers and businesses on competitive terms, and to work to modify the terms of residential mortgages as appropriate. The following tables set forth quarterly information regarding our efforts to comply with these commitments since we received the CPP investment on December 19, 2008:

	Quarter ended
	September 30,	Quarter ended	Quarter ended
(Dollars in thousands)	2009	June 30, 2009	March 31, 2009
Consumer Loans
Number of new and renewed loans originated	1,940	1,676	2,649
Aggregate amount of loans originated	$61,806	$92,833	$54,002
Commercial and Commercial Real Estate Loans
Number of new and renewed loans originated	830	945	1,896
Aggregate amount of loans originated	$305,865	$414,179	$551,500
Residential Real Estate Loans
Number of new and renewed loans originated	4,655	6,735	5,230
Aggregate amount of loans originated	$984,985	$1,552,442	$1,284,465
Commercial premium Finance Loans
Number of new and renewed loans originated	40,995	40,663	38,173
Aggregate amount of loans originated	$910,923	$930,921	$892,127
To date, Wintrust generally has not modified the terms of residential mortgages.
We have no present plans to repay the CPP investment, but believe that we have the ability to conduct an equity offering that would allow us to make such repayment. Accordingly, we intend to remain focused on investing the proceeds of the CPP investment, and will only seek to repay such investment when we believe doing so is in the best interests of our shareholders.
For additional information on the terms of the preferred stock and the warrant, see Note 17 of the Financial Statements presented under Item 1 of this report.
TALF-Eligible Issuance. In September 2009, our indirect subsidiary, FIFC Premium Funding I, LLC, sold $600 million in aggregate principal amount of its Series 2009-A Premium Finance Asset Backed Notes, Class A (the “Notes”), which were issued in a securitization transaction sponsored by FIFC. FIFC Premium Funding I, LLC’s obligations under the Notes are secured by revolving loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies.

At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in non-TALF-eligible transactions. As a result, if TALF is not renewed or is allowed to expire, it is possible that funding our growth will be more costly if we pursue similar transactions in the future. However, as is true in the case of the CPP investment, management views the TALF-eligible securitization as a funding mechanism offering us the ability to accelerate our growth plan, rather than one essential to the maintenance of our “well capitalized” status.
TLGP Guarantee. In November 2008, the FDIC adopted a final rule establishing the TLGP. The TLGP provided two limited guarantee programs: One, the Debt Guarantee Program, that guaranteed newly-issued senior unsecured debt, and another, the Transaction Account Guarantee program (“TAG”) that guaranteed certain non-interest-bearing transaction accounts at insured depository institutions. All insured depository institutions that offer non-interest-bearing transaction accounts had the option to participate in either program. We did not participate in the Debt Guarantee Program.
In December 2008, each of our subsidiary banks elected to participate in the TAG, which provides unlimited FDIC insurance coverage for the entire account balance in exchange for an additional insurance premium to be paid by the depository institution for accounts with balances in excess of the current FDIC insurance limit of $250,000. This additional insurance coverage would continue through December 31, 2009. In October 2009, the FDIC notified depository institutions that it was extending the TAG program for an additional six months until June 30, 2010 at the option of participating banks. Our subsidiary banks have determined that it is in their best interest to continue participation in the TAG program and have opted to participate for the additional six-month period.
Business Outlook
Recent Performance
We recorded net income of $32.0 million, or $1.07 per diluted share, for the quarter ended September 30, 2009, compared to $6.5 million of net income, or $0.06 per diluted common share, recorded in the second quarter of 2009. Compared to the third quarter of 2008, earnings per diluted common share increased $1.20 per share, on a $34.4 million increase in net income. Earnings per diluted common share in the third quarter of 2009 compared to the third quarter of 2008 were reduced by preferred stock dividends including discount accretion, related to our issuances of preferred stock in the second half of 2008, reducing net income available to common shareholders by $4.1 million, or $0.15 per diluted common share.
Management believes it made good progress on many strategic initiatives during a very active quarter. The acquisition of the life insurance premium finance portfolio was accounted for as a business combination and resulted in a bargain purchase gain of which $113.1 million was recognized in the third quarter of 2009. Management anticipates the Company will recognize additional bargain purchase gains on this portfolio in subsequent quarters to the extent that third party consents are obtained with respect to certain loans in the portfolio. The securitization of a portion of our commercial premium finance loan portfolio enhanced our regulatory capital position, balance sheet liquidity and earnings.
Our net interest margin for the quarter increased to 3.25% from 2.91% in the second quarter and 2.74% in the third quarter of 2008 reflecting positive results from both deposit and asset re-pricing and solid balance sheet growth at reasonable and commensurate pricing levels. Fee and other income remained relatively strong while expenses, other than credit related expenses, were in line with expectations.

In regard to credit quality trends, we recorded a provision for credit losses of approximately $91 million to accommodate net charge-offs of approximately $80 million during the quarter. In addition to these charge-offs, we also recorded approximately $10 million of expense related to write downs of other real estate owned (“OREO”). Approximately $29 million of the quarter’s charge-offs relate to loans where specific reserves had previously been established. Approximately $12 million of the charge-offs related to either dispositions or new problem assets. The remaining $39 million related to continued downward revaluation of collateral values primarily related to real estate development. This revaluation, along with the $10 million OREO charge, can be attributed to our commitment to liquidate problem assets in a very aggressive manner and, more importantly, to very recent changes in overall market conditions. As an increasing amount of troubled assets are being liquidated in the market as a whole, the appraised values are dropping accordingly, reflecting the adverse impact of the additional supply. These reduced valuations are further supported by liquidation bids which we have received on our portfolio of non-performing assets.
Our allowance for loan losses increased to $95.1 million or 1.15% of total loans. Adding our reserve for lending-related commitments and credit discount on purchased assets brings total credit reserves and discounts to $134.4 million or 1.62% of total loans. Management believes the allowance for loan losses is adequate given existing knowledge of our loan portfolio. However, if the valuation of real estate declines further, we may need to provide for additional potential losses in future quarters.
Total non-performing assets decreased $7.4 million from the prior quarter end. Quarter-end non-performing loans include approximately $17 million of administrative past due loans that were subsequently cleared in October 2009. Management plans to continue its aggressive disposition of problem assets in the fourth quarter.
We continue to focus on increasing core earnings and clearing the balance sheet of problem assets. Core earning opportunities remain in the areas of deposit re-pricing, core franchise growth and liquidity redeployment. At quarter end, we had in excess of $1 billion in liquid assets and were operating at an 84% loan to deposit ratio—just below the low end of our desired 85% to 90% range.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2009, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	September 30, 2009	September 30, 2008	Change
Net income	$31,995	$(2,448)	1,407%
Net income per common share – Diluted	1.07	(0.13)	923

Net revenue (1)	238,343	82,810	188
Net interest income	87,663	60,680	44

Net interest margin (2)	3.25%	2.74%	51	bp
Net overhead ratio (3)	(1.95)	1.65	(360)
Efficiency ratio (2) (4)	38.69	76.64	(3,795)
Return on average assets	1.08	(0.10)	118
Return on average common equity	13.79	(1.59)	1,538

	Nine Months	Nine Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
	September 30, 2009	September 30, 2008	Change
Net income	$44,902	$18,533	142%
Net income per common share – Diluted	1.25	0.75	67

Net revenue (1)	457,501	262,127	75
Net interest income	224,942	181,822	24

Net interest margin (2)	2.98%	2.83%	15	bp
Net overhead ratio (3)	0.25	1.54	(129)
Efficiency ratio (2) (4)	55.15	72.28	(1,713)
Return on average assets	0.54	0.26	28
Return on average common equity	5.16	3.20	196

At end of period
Total assets	$12,136,021	$9,864,920	23%
Total loans, net of unearned income	8,275,257	7,322,545	13
Total loans, including loans held-for-sale	8,468,512	7,390,943	2
Total deposits	9,847,163	7,829,527	26
Junior subordinated debentures	249,493	249,537	—
Total shareholders’ equity	1,106,082	809,331	37

Book value per common share	34.10	32.07	6
Market price per common share	27.96	29.35	(5)

Allowance for credit losses to total loans (5)	1.19%	0.91%	28	bp
Total credit reserves to total loans (6)	1.62%	0.91%	71
Non-performing loans to total loans	2.80	1.54	126

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	The sum of allowance for credit losses and credit discounts on purchased loans divided by total loans outstanding plus the credit discounts on purchased loans.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

(A) Interest income (GAAP)	$141,577	$126,569	$390,785	$388,905
Taxable-equivalent adjustment:
– Loans	93	142	360	499
– Liquidity management assets	413	423	1,314	1,362
– Other earning assets	9	12	30	31

Interest income – FTE	$142,092	$127,146	$392,489	$390,797
(B) Interest expense (GAAP)	53,914	65,889	165,843	207,083

Net interest income – FTE	$88,178	$61,257	$226,646	$183,714

(C) Net interest income (GAAP) (A minus B)	$87,663	$60,680	$224,942	$181,822

(D) Net interest margin (GAAP)	3.23%	2.71%	2.95%	2.80%
Net interest margin – FTE	3.25%	2.74%	2.98%	2.83%
(E) Efficiency ratio (GAAP)	38.77%	77.18%	55.36%	72.80%
Efficiency ratio – FTE	38.69%	76.64%	55.15%	72.28%

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
Net Income
Net income for the quarter ended September 30, 2009 totaled $32.0 million, an increase of $34.4 million compared to the third quarter of 2008, and an increase of approximately $25.4 compared to the second quarter of 2009. On a per share basis, net income for the third quarter of 2009 totaled $1.07 per diluted common share, an increase of $1.20 per share as compared to the 2008 third quarter net loss of $0.13 per diluted common share. Compared to the second quarter of 2009, net income per diluted share in the third quarter of 2009 increased by $1.01.
The most significant factors affecting net income for the third quarter of 2009 as compared to the same period in the prior year include a gain on bargain purchase as a result of the acquisition of the A.I. Credit life insurance premium finance portfolio and an increase in the provision for credit losses. Other items affecting the third quarter of 2009 results as compared to the same period in the prior year include increased net interest income, higher mortgage banking revenues, the increase in market value of collateralized mortgage obligations held in the Company’s trading portfolio and the gain on the sale of premium finance receivables, partially offset by an increase in other real estate expenses, higher levels of mortgage banking commissions and lower levels of option income. A higher level of preferred share dividends also contributed to lower diluted earnings per share. The return on average equity for the third quarter of 2009 was 13.79%, compared to (1.59)% for the prior year third quarter and 0.79% for the second quarter of 2009.
Net income for the first nine months of 2009 totaled $44.9 million, an increase of $26.4 million, or 142%, compared to $18.5 million for the same period in 2008. On a per share basis, net income per diluted common share was $1.25 for the first nine months of 2009, an increase of $0.50 per share, or 67%, compared to $0.75 for the first nine months of 2008. Return on average equity for the first nine months of 2009 was 5.16% versus 3.20% for the same period of 2008.

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
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the third quarter of 2009 as compared to the third quarter of 2008 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,078,330	$15,403	2.94%	$1,544,465	$18,247	4.70%
Other earning assets (2) (3) (7)	24,874	148	2.36	21,687	262	4.81
Loans, net of unearned income (2) (4) (7)	8,665,281	126,541	5.79	7,343,845	108,637	5.89

Total earning assets (7)	$10,768,485	$142,092	5.24%	$8,909,997	$127,146	5.68%

Allowance for loan losses	(85,300)			(57,751)
Cash and due from banks	109,645			133,527
Other assets	1,004,690			895,781

Total assets	$11,797,520			$9,881,554

Interest-bearing deposits	$8,799,578	$42,806	1.93%	$7,127,065	$53,405	2.98%
Federal Home Loan Bank advances	434,134	4,536	4.14	438,983	4,583	4.15
Notes payable and other borrowings	245,352	1,779	2.88	398,911	2,661	2.65
Subordinated notes	65,000	333	2.01	75,000	786	4.10
Junior subordinated debentures	249,493	4,460	6.99	249,552	4,454	6.98

Total interest-bearing liabilities	$9,793,557	$53,914	2.18%	$8,289,511	$65,889	3.16%

Non-interest bearing deposits	775,202			678,651
Other liabilities	158,666			147,500
Equity	1,070,095			765,892

Total liabilities and shareholders’ equity	$11,797,520			$9,881,554

Interest rate spread (5) (7)			3.06%			2.52%
Net free funds/contribution (6)	$974,928		0.19	$620,486		0.22

Net interest income/Net interest margin (7)		$88,178	3.25%		$61,257	2.74%
					-

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2009 and 2008 were $515,000 and $576,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Quarter Ended September 30, 2009 compared to the Quarter Ended September 30, 2008
Tax-equivalent net interest income for the quarter ended September 30, 2009 totaled $88.2 million, an increase of $26.9 million, or 44%, as compared to the $61.3 million recorded in the same quarter of 2008. For the third quarter of 2009, the net interest margin was 3.25%, up 51 basis points when compared to the net interest margin of 2.74% in the same quarter of 2008.
The yield on total earning assets was 5.24% for the third quarter of 2009 and 5.68% in the third quarter of 2008. The third quarter 2009 yield on loans was 5.79%, a 10 basis point decrease when compared to the prior year third quarter yield of 5.89%. The yield on liquidity management assets in the third quarter of 2009 was 2.94% compared to 4.70% in the third quarter of 2008.
The rate paid on interest-bearing liabilities was 2.18% in the third quarter of 2009 and 3.16% in the third quarter of 2008. The interest-bearing deposit rate in the third quarter of 2009 declined 105 basis points to 1.93% from a rate of 2.98% in the same quarter in 2008.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, increased to 4.41% in the third quarter of 2009 compared to 4.24% in the third quarter of 2008. The Company utilizes certain borrowing sources to fund the additional capital requirements of the banks, manage capital, manage its interest rate risk position and for general corporate purposes.
The higher level of net interest income recorded in the third quarter of 2009 compared to the third quarter of 2008 was attributable to the impact of the life insurance premium finance loan purchase and the ability to raise and retain interest-bearing deposits at lower rates. Average earning asset growth of $1.9 billion in the third quarter of 2009 compared to the third quarter of 2008 was comprised of $1.3 billion of loan growth and $533.9 million of liquid management asset growth. The $1.9 billion of earning asset growth was primarily funded by a $1.5 billion increase in the average balances of interest-bearing liabilities.
In the third quarter of 2009, the yield on loans decreased 10 basis points and the rate on interest-bearing deposits decreased 105 basis points compared to the third quarter of 2008. The bulk of the small decrease in yield on loans is attributable to the low interest rate environment, partially offset by higher yields from the purchase of the life insurance premium finance receivables. Management believes opportunities remain for the increasing credit spreads in commercial and commercial real estate loan portfolios and for lower rates from the re-pricing of maturing retail certificates of deposits, both of which should contribute to continued net interest margin expansion.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the third quarter of 2009 as compared to the second quarter of 2009 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2009			June 30, 2009
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,078,330	$15,403	2.94%	$1,851,179	$17,102	3.71%
Other earning assets (2) (3) (7)	24,874	148	2.36	22,694	185	3.27
Loans, net of unearned income (2) (4) (7)	8,665,281	126,541	5.79	8,212,572	110,412	5.39

Total earning assets (7)	$10,768,485	$142,092	5.24%	$10,086,445	$127,699	5.08%

Allowance for loan losses	(85,300)			(72,990)
Cash and due from banks	109,645			118,402
Other assets	1,004,690			905,611

Total assets	$11,797,520			$11,037,468

Interest-bearing deposits	$8,799,578	$42,806	1.93%	$8,097,096	$43,502	2.15%
Federal Home Loan Bank advances	434,134	4,536	4.14	435,983	4,503	4.14
Notes payable and other borrowings	245,352	1,779	2.88	249,123	1,752	2.82
Subordinated notes	65,000	333	2.01	66,648	428	2.54
Junior subordinated debentures	249,493	4,460	6.99	249,494	4,447	7.05

Total interest-bearing liabilities	$9,793,557	$53,914	2.18%	$9,098,344	$54,632	2.41%

Non-interest bearing deposits	775,202			754,479
Other liabilities	158,666			117,250
Equity	1,070,095			1,067,395

Total liabilities and shareholders’ equity	$11,797,520			$11,037,468

Interest rate spread (5) (7)			3.06%			2.67%
Net free funds/contribution (6)	$974,928		0.19	$988,101		0.24

Net interest income/Net interest margin (7)		$88,178	3.25%		$73,067	2.91%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2009 was $515,000 and for the three months ended June 30, 2009 was $570,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Quarter Ended September 30, 2009 compared to the Quarter Ended June 30, 2009
Tax-equivalent net interest income for the quarter ended September 30, 2009 totaled $88.2 million, an increase of $15.1 million, or 21%, as compared to the $73.1 million recorded in the second quarter of 2009. For the third quarter of 2009, the net interest margin was 3.25%, up 34 basis points when compared to the 2.91% recorded in the second quarter of 2009.
The yield on total earning assets for the third quarter of 2009 was 5.24% and 5.08% in the second quarter of 2009. The third quarter of 2009 yield on loans was 5.79%, a 40 basis point increase when compared to the second quarter 2009 yield of 5.39%. The liquidity management assets yield in the third quarter of 2009 was 2.94% compared to 3.71% in the second quarter of 2009.
The rate paid on interest-bearing liabilities decreased to 2.18% in the third quarter of 2009 as compared to 2.41% in the second quarter of 2009. The cost of interest-bearing deposits decreased in the third quarter of 2009 to 1.93% compared to 2.15% in the second quarter of 2009.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.41% in the third quarter of 2009 compared to 4.43% in the second quarter of 2009. The Company utilizes certain borrowing sources to fund the additional capital requirements of the banks, manage capital, manage interest rate risk position and for general corporate purposes.
The higher level of net interest income recorded in the third quarter of 2009 compared to the second quarter of 2009 was attributable to the impact of the life insurance premium finance loan purchase and the ability to raise and retain interest-bearing deposits at lower rates. Average earning asset growth of $682.0 million in the third quarter of 2009 compared to the second quarter of 2009 was comprised of $452.7 million of loan growth and $227.2 million of liquid management asset growth. The $682.0 million of earning asset growth was funded by a $695.2 million increase in the average balances of interest-bearing liabilities.
In the third quarter of 2009, the yield on loans increased 40 basis points and the rate on interest-bearing deposits decreased 22 basis points compared to the second quarter of 2009. The bulk of the increase in yield on loans is attributable to the purchase of the life insurance premium finance receivables. Management believes opportunities remain for the increasing credit spreads in commercial and commercial real estate loan portfolios and for lower rates from the re-pricing of maturing retail certificates of deposits, both of which should contribute to continued net interest margin expansion.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first nine months of 2009 as compared to the first nine months of 2008:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$1,923,869	$48,004	3.34%	$1,493,511	$53,114	4.75%
Other earning assets (2) (3) (7)	23,242	488	2.81	23,530	933	5.30
Loans, net of unearned income (2) (4) (7)	8,244,336	343,997	5.58	7,171,467	336,750	6.27

Total earning assets (7)	$10,191,447	$392,489	5.15%	$8,688,508	$390,797	6.01%

Allowance for loan losses	(76,886)			(54,352)
Cash and due from banks	103,164			128,045
Other assets	936,468			883,859

Total assets	$11,154,193			$9,646,060

Interest-bearing deposits	$8,217,631	$132,261	2.15%	$6,927,829	$168,697	3.25%
Federal Home Loan Bank advances	435,359	13,492	4.14	434,528	13,696	4.21
Notes payable and other borrowings	266,264	5,401	2.71	389,882	8,331	2.85
Subordinated notes	67,198	1,341	2.63	75,000	2,716	4.76
Junior subordinated debentures	249,498	13,348	7.05	249,594	13,643	7.18

Total interest-bearing liabilities	$9,235,950	$165,843	2.40%	$8,076,833	$207,083	3.42%

Non-interest bearing deposits	754,666			661,787
Other liabilities	97,130			150,639
Equity	1,066,447			756,801

Total liabilities and shareholders’ equity	$11,154,193			$9,646,060

Interest rate spread (5) (7)			2.75%			2.59%
Net free funds/contribution (6)	$955,497		0.23	$611,675		0.24

Net interest income/Net interest margin (7)		$226,646	2.98%		$183,714	2.83%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2009 and 2008 were $1.7 million and $1.9 million, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008
Tax-equivalent net interest income for the nine months ended September 30, 2009 totaled $226.6 million, an increase of $42.9 million, or 23%, as compared to the $183.7 million recorded in the first nine months of 2008. For the first nine months of 2009, the net interest margin was 2.98%, up 15 basis points when compared to 2.83% in the first nine months of 2008.
The yield on total earning assets for the first nine months of 2009 was 5.15% as compared to the 6.01% in the first nine months of 2008. The first nine months of 2009 yield on loans was 5.58%, a 69 basis point decrease when compared to the first nine months of 2008 yield of 6.27%. The yield on liquidity management assets in the first nine months of 2009 was 3.34% compared to 4.75% in the first nine months of 2008.
The rate paid on interest-bearing liabilities decreased to 2.40% in the first nine months of 2009 as compared to 3.42% in the first nine months of 2008. The cost of interest-bearing deposits decreased in the first nine months of 2009 to 2.15% compared to 3.25% in the first nine months of 2008.
The rate paid on wholesale funding, consisting of Federal Home Loan Bank of Chicago advances, notes payable, subordinated notes, other borrowings and junior subordinated debentures, decreased to 4.38% in the first nine months of 2009 compared to 4.43% in the first nine months of 2008. The Company utilizes certain borrowing sources to fund the additional capital requirements of the banks, manage capital, manage interest rate risk position and for general corporate purposes.
The higher level of net interest income recorded in the first nine months of 2009 compared to the first nine months of 2008 was primarily attributable to a $36.4 million decrease in interest expense on interest-bearing deposits as the Company was able to raise and retain interest-bearing deposits at lower rates. Average earning asset growth of $1.5 billion in the first nine months of 2009 compared to the same period of 2008 was comprised of $1.1 billion of loan growth and $430.4 million of liquid management asset growth. This growth was primarily funded by a $1.2 billion increase in the average balances of interest-bearing liabilities and an increase in the average balance of net free funds of $343.8 million. Management believes opportunities remain for increasing credit spreads in commercial and commercial real estate loan portfolios and for lower rates from the re-pricing of maturing retail certificates of deposits, both of which should contribute to continued net interest margin expansion.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended September 30, 2009 and June 30, 2009, the nine-month periods ended September 30, 2009 and September 30, 2008 and the three-month periods ended September 30, 2009 and September 30, 2008. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter	First Nine Months	Third Quarter
	of 2009	of 2009	of 2009
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2009	of 2008	of 2008
Tax-equivalent net interest income for comparative period	$73,067	$183,714	$61,257
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,849	37,065	16,013
Change due to interest rate fluctuations (rate)	9,468	6,541	10,908
Change due to number of days in each period	794	(674)	—

Tax-equivalent net interest income for the period ended September 30, 2009	$88,178	$226,646	$88,178

Non-interest Income
For the third quarter of 2009, non-interest income totaled $150.7 million, an increase of $128.6 million compared to the third quarter of 2008. The increase was primarily attributable to the bargain purchase gain recognized on the life insurance premium finance loan acquisition, the securitization transaction sponsored by FIFC, an increase in mortgage banking revenue and trading income offset by lower levels of fees from covered call options. For the first nine months of 2009, non-interest income totaled $232.6 million, an increase of $152.3 million compared to the first nine months of 2008.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Brokerage	$4,593	$4,354	239	5
Trust and asset management	2,908	2,690	218	8

Total wealth management	7,501	7,044	457	6

Mortgage banking	13,204	4,488	8,716	194
Service charges on deposit accounts	3,447	2,674	773	29
Gain on sales of premium finance receivables	3,629	456	3,173	NM
(Losses) gains on available-for-sale securities, net	(412)	920	(1,332)	(145)
Gain on bargain purchase	113,062	—	113,062	NM
Other:
Fees from covered call options	—	2,723	(2,723)	(100)
Bank Owned Life Insurance	552	478	74	15
Trading income	6,236	286	5,950	NM
Administrative services	527	803	(276)	(34)
Miscellaneous	2,934	2,258	676	30

Total other	10,249	6,548	3,701	57

Total non-interest income	$150,680	$22,130	128,550	NM

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Brokerage	$12,693	$14,339	(1,646)	(11)
Trust and asset management	7,617	8,341	(724)	(9)

Total wealth management	20,310	22,680	(2,370)	(10)

Mortgage banking	52,032	18,120	33,912	187
Service charges on deposit accounts	9,600	7,612	1,988	26
Gain on sales of premium finance receivables	4,147	2,163	1,984	92
Losses on available-for-sale securities, net	(910)	(553)	(357)	65
Gain on bargain purchase	113,062	—	113,062	NM
Other:
Fees from covered call options	1,998	21,586	(19,588)	(91)
Bank Owned Life Insurance	1,403	1,941	(538)	(28)
Trading income	23,254	396	22,858	NM
Administrative services	1,463	2,271	(808)	(36)
Miscellaneous	6,200	4,089	2,111	52

Total other	34,318	30,283	4,035	13

Total non-interest income	$232,559	$80,305	152,254	189

NM = Not Meaningful

Wealth management is comprised of the trust and asset management revenue of Wayne Hummer Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at Wayne Hummer Investments and Wayne Hummer Asset Management Company. Wealth management totaled $7.5 million in the third quarter of 2009 and $7.0 million in the third quarter of 2008. Increased asset valuations due to the recent equity market improvements have helped revenue growth from trust and asset management activities. With equity markets improving in the third quarter of 2009, wealth management revenue increased $618,000, or 36% on an annualized basis, over the second quarter of 2009. On a year-to-date basis, wealth management revenue totaled $20.3 million, down $2.4 million, or 10% when compared to the same period in 2008.
Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended September 30, 2009, this revenue source totaled $13.2 million, an increase of $8.7 million when compared to the third quarter of 2008. The increase was primarily attributable to $9.3 million from gains recognized on loans sold to the secondary market offset by $601,000 from changes in the fair market value of mortgage servicing rights, valuation fluctuations of mortgage banking derivatives, fair value accounting for certain residential mortgage loans held for sale and increased recourse obligation reserves for loans previously sold. Future growth of mortgage banking is impacted by the interest rate environment and current residential housing conditions and will continue to be dependent upon both. Mortgages originated and sold totaled over $960 million in the third quarter of 2009 compared to $1.5 billion in the second quarter of 2009 and $344 million in the third quarter of 2008. The positive impact of the PMP transaction, completed at the end of 2008, contributed to mortgage banking revenue growth in all quarters of 2009. On a year-to-date basis, mortgage banking revenue totaled $52.0 million, increasing $33.9 million when compared to the same period in 2008. Mortgages originated and sold totaled over $3.7 billion in the first nine months of 2009 compared to over $1.3 billion in the first nine months of 2008.
Service charges on deposit accounts totaled $3.4 million for the third quarter of 2009, an increase of $773,000, or 29%, when compared to the same quarter of 2008. On a year-to-date basis, service charges on deposit accounts totaled $9.6 million, an increase of $2.0 million, or 26%, when compared to the same period of 2008. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items and has increased in 2009 as a result of the growth of the Company’s deposit base. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Wintrust recognized $3.6 million of gains on the sale and securitization of premium finance receivables in the third quarter of 2009. See the “Overview – Specialty Finance” section of this report and Note 8 of the Financial Statements presented under Item 1 of this report for details on the securitization of premium finance receivables. FIFC sold $33.6 million of premium finance receivables in the third quarter of 2008, recognizing $456,000 of net gains. As a result of paydowns of loans in the revolving securitization facility, the Company anticipates transferring over $300 million of property and casualty premium finance receivables to the securitization facility during the fourth quarter of 2009 and additional gains related thereto may be recognized.
The Company recognized $412,000 of net losses on available-for-sale securities in the third quarter of 2009 compared to net gains of $920,000 in the prior year quarter. For the nine months ended September 30, 2009 and 2008, the Company recognized net losses on available-for-sale securities of $910,000 and $553,000, respectively. Net gains (losses) on available-for-sale securities include other-than-temporary (“OTTI”) charges recognized in income. In the third quarter of 2009, the Company recognized $472,000 of OTTI charges on a corporate note of a financial issuer. For the nine months ended September 30, 2009, the Company recognized $2.6 million of OTTI charges. For the quarter and nine months ended September 30, 2008, the Company recognized $2.1 and $4.2 million, respectively, of OTTI charges on certain corporate debt investment securities. See Note 5 of the Financial Statements presented under Item 1 of this report for details of OTTI charges and the adoption of a new accounting standard related the presentation and disclosure of OTTI charges.

The bargain purchase gain resulted from the acquisition of the life insurance premium finance receivable portfolio. See the “Overview – Specialty Finance” section of this report and Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of the transaction. The following table summarizes the components of this transaction:
Purchased Loan Portfolio
Summary of Acquisition

						Credit
						discounts -
	Gross	Net		Bargain		non-
	loan	purchase	Total	purchase	Accretable	accretable
(Dollars in thousands)	balance	price	discounts	gain (1)	discounts	discounts
Loans purchased on July 28, 2009	$949,322	$685,306	$(264,016)	$(150,646)	$(74,837)	$(38,533)
- Initial bargain purchase gain				99,949	—	—
- Accretion (effective yield method)				—	3,530	—
- Impact of accounts clearing escrow (2)				11,313	—	—
- Impact of accounts prepaid				—	3,925	2,338
- Non-accretable transfer to accretable				—	—	—
Remaining balances at September 30, 2009(3)				$(39,384)	$(67,382)	$(36,195)

Loans purchased on October 2, 2009 (4)	$83,393	$60,460	$(22,933)	$(14,461)	$(5,742)	$(2,730)

(1)	An additional $1.8 million of gain was recognized in conjunction with the establishment of a customer list intangible asset. .

(2)	Third party consents were received and funds were released from escrow.

(3)	The remaining unrecognized bargain purchase gain is recognizable subject to the receipt of required third party consents. .

(4)	None of the purchase price proceeds from the October 2, 2009 purchase are held in escrow. The bargain purchase gain is fully recognizable in the fourth quarter of 2009.
Other non-interest income for the third quarter of 2009 totaled $10.2 million, an increase of $3.7 million, compared to $6.5 million in the third quarter of 2008. Trading income increased $6.0 million as the Company recognized $6.2 million in trading income resulting primarily from the increase in fair value of certain collateralized mortgage obligations. The Company purchased these securities at a significant discount to par value during the first quarter of 2009. These securities have increased in value since their purchase due to market spreads tightening, increased mortgage prepayments due to favorable mortgage rate environment and the resultant refinancing activity taking place in the market, and lower than projected default rates. Partially offsetting the increase in trading income were fees from certain covered call option transactions decreasing by $2.7 million, as no income was recorded from this activity in the third quarter of 2009. Historically, compression in the net interest margin was effectively offset, as has consistently been the case, by the Company’s covered call strategy. In the third quarter of 2009, as the Company’s net interest margin expanded, management chose to not engage in covered call option activity due to lower than acceptable security yields which resulted in the elimination of revenue from the Company’s covered call strategy. On a year-to-date basis, other non-interest income totaled $34.3 million, an increase of $4.0 million, or 13%, when compared to the same period of 2008. Trading income increased $22.9 million in the first nine months of 2009 when compared to the same period in 2008 primarily from the increase in market value of certain collateralized mortgage obligations discussed above. Offsetting this increase were lower fees from certain covered call option transactions of $19.6 million in the first nine months of 2009 when compared to the same period in 2008 as a result of lower than acceptable security yields in 2009.

Non-interest Expense
Non-interest expense for the third quarter of 2009 totaled $92.6 million and increased approximately $29.4 million, or 46%, from the third quarter 2008 total of $63.2 million. On a year-to-date basis, non-interest expense for 2009 totaled $253.8 million and increased $62.5 million, or 33% over the same period in 2008.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	September 30,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Salaries and employee benefits	$48,088	$35,823	12,265	34
Equipment	4,069	4,050	19	1
Occupancy, net	5,884	5,666	218	4
Data processing	3,226	2,850	376	13
Advertising and marketing	1,488	1,343	145	11
Professional fees	4,089	2,195	1,894	86
Amortization of other intangible assets	677	781	(104)	(13)
Other:
Commissions – 3rd party brokers	843	985	(142)	(14)
Postage	1,139	1,067	72	7
Stationery and supplies	769	750	19	3
FDIC insurance	4,334	1,344	2,990	NM
OREO expenses, net	10,243	487	9,756	NM
Miscellaneous	7,714	5,858	1,856	32

Total other	25,042	10,491	14,551	139

Total non-interest expense	$92,563	$63,199	29,364	46

	Nine Months Ended
	September 30,		$	%
(Dollars in thousands)	2009	2008	Change	Change
Salaries and employee benefits	$138,923	$109,471	29,452	27
Equipment	12,022	12,025	(3)	—
Occupancy, net	17,682	16,971	711	4
Data processing	9,578	8,566	1,012	12
Advertising and marketing	4,003	3,709	294	8
Professional fees	9,843	6,490	3,353	52
Amortization of other intangible assets	2,040	2,348	(308)	(13)
Other:
Commissions – 3rd party brokers	2,338	2,967	(629)	(21)
Postage	3,466	3,108	358	12
Stationery and supplies	2,330	2,247	83	4
FDIC Insurance	16,468	3,919	12,549	NM
OREO expenses, net	13,671	1,382	12,289	NM
Miscellaneous	21,406	18,025	3,381	19

Total other	59,679	31,648	28,031	89

Total non-interest expense	$253,770	$191,228	62,542	33

NM = Not Meaningful
Salaries and employee benefits comprised 52% of total non-interest expense in the third quarter of 2009 and 57% in the third quarter of 2008. Salaries and employee benefits expense increased $12.3 million, or 34%, in the third quarter of 2009 compared to the third quarter of 2008 primarily as a result of higher commission and incentive compensation expenses related to mortgage banking activities and the incremental costs of the PMP staff. The higher commission and incentive compensation expense is primarily attributable to an increase in variable pay (commissions) of $4.7 million as a result of the higher mortgage loan origination volumes. On a year-to-date basis, salaries and employee benefits increased $29.5 million, or 27%, compared to the same period in 2008. Of this increase, $15.6 million was attributable to an increase in variable pay (commissions) as a result of the higher mortgage loan origination volumes, $11.6 million primarily related to acquisitions and the remainder being generally related to increases in base salaries.
The combined equipment and occupancy expense for the third quarter of 2009 was $10.0 million, an increase of $237,000, or 2%, compared to the same period of 2008. On a year-to-date basis, the combined equipment and occupancy expense was $29.7 million in 2009, an increase of $708,000, or 2%, compared to the same period of 2008.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the third quarter of 2009 were $4.1 million, an increase of $1.9 million, or 86%, compared to the same period in 2008. On a year-to-date basis, professional fees were $9.8 million, an increase of $3.4 million, or 52%, compared to the same period in 2008. These increases are primarily a result of increased legal costs related to non-performing assets and acquisition related activities.
FDIC insurance totaled $4.3 million in the third quarter of 2009, an increase of $3.0 million compared to $1.3 million in the third quarter of 2008. On a year-to-date basis, FDIC insurance totaled $16.5 million in 2009, an increase of $12.5 million compared to $3.9 million in 2008. The increase in FDIC insurance rates at the beginning of 2009 and growth in the assessable deposit base contributed to the significant increases in FDIC insurance costs for the third quarter of 2009 while the first nine months of 2009 were also negatively impacted by the industry-wide special assessment on financial institutions in the second quarter of 2009
OREO expenses include all costs related with obtaining, maintaining and selling of other real estate owned properties. This expense totaled $10.2 million in the third quarter of 2009, an increase of $9.8 million compared to $487,000 in the third quarter of 2008. On a year-to-date basis, OREO expenses totaled $13.7 million in 2009, an increase of $12.3 million compared to $1.4 million in 2008. These increases are primarily due to the higher number of OREO properties and losses on sales of OREO properties in 2009.
Miscellaneous expense includes expenses such as ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions and lending origination costs that are not deferred. Miscellaneous expenses in the third quarter of 2009 increased $1.9 million, or 32%, compared to the same period in the prior year. On year-to-date basis, miscellaneous expenses increased $3.4 million, or 19%, compared to the same period in the prior year. The quarter and year-to-date increases are attributable to the general growth in the Company’s business.
Income Taxes
The Company recorded income tax expense of $22.6 million for the three months ended September 30, 2009, compared to a tax benefit of $2.1 million for same period of 2008. For the nine months ended September 30, income tax expense totaled $29.5 million for 2009 and $9.4 million for 2008. The effective tax rate was 39.6% and 33.6% for the first nine months of 2009 and 2008, respectively. The higher effective tax rate in the 2009 year-to-date period is primarily a result of a higher level of pretax net income in the period relative to tax-advantaged income than in the 2008 year-to-date period.
Operating Segment Results
As described in Note 13 to the Consolidated Financial Statements, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. The net interest income of the community banking segment includes interest income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the community banking segment were retained within that segment’s operations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “wealth management deposits” discussion in Deposits section of this report for more information on these deposits.)

The community banking segment’s net interest income for the quarter ended September 30, 2009 totaled $84.5 million as compared to $59.0 million for the same period in 2008, an increase of $25.5 million, or 43%. On a year-to-date basis, net interest income totaled $215.9 million for the first nine months of 2009, an increase of $38.3 million, or 22%, as compared to the $177.6 million recorded last year. These increases were primarily attributable to the acquisition of the life insurance premium finance portfolio and lower costs of interest-bearing deposits. The community banking segment’s non-interest income totaled $18.9 million in the third quarter of 2009, an increase of $4.6 million, or 32%, when compared to the third quarter of 2008 total of $14.3 million. Non-interest income increased 27% to $70.6 million in the first nine months of 2009 compared to the third quarter of 2008. These increases were primarily attributable to an increase in mortgage banking revenue offset by lower levels of fees from covered call options. The community banking segment’s net loss for the quarter ended September 30, 2009 totaled $35.4 million, a decrease of $36.7 million, as compared to the third quarter of 2008 net income of $1.4 million. The net loss for the nine months ended September 30, 2009, totaled $24.9 million, a decrease of $55.8 million, or 181%, as compared to the prior year total net income of $30.9 million. The decrease is primarily due to recording an additional provision for loan losses to accommodate for the additional net charge-offs during the quarter and the expense related to write downs of other real estate owned.
Net interest income for the specialty finance segment totaled $33.7 million for the quarter ended September 30, 2009, compared to $17.1 million for the same period in 2008, an increase of $16.7 million or 98%. On a year-to-date basis, net interest income totaled $71.9 million for the first nine months of 2009, an increase of $20.2 million, or 39%, as compared to the $51.7 million recorded last year. These increases are attributable to the impact of the life insurance premium finance loan purchase and the ability to raise and retain interest-bearing deposits at lower rates. The specialty finance segment’s non-interest income totaled $114.3 million for the quarter ended September 30, 2009, compared to $1.3 million for the same period in 2008, an increase of $113.0 million. Non-interest income increased $111.3 million to $115.8 million in the first nine months of 2009 as compared to the same period in the prior year. The increase in non-interest income in 2009 is a result of the bargain purchase gain from the acquisition of the life insurance premium finance receivable portfolio. See the “Overview – Specialty Finance” section of this report and Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of the bargain purchase. Net after-tax profit of the specialty finance segment totaled $120.4 million and $7.9 million for the quarters ended September 30, 2009 and 2008 respectively. The specialty finance segment’s after-tax profit for the nine months ended September 30, 2009, totaled $136.7 million, a increase of $112.2 million, or 458%, as compared to the prior year total of $24.5 million.
The wealth management segment reported net interest income of $7.8 million for the third quarter of 2009 compared to $4.5 million in the same quarter of 2008. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $7.6 million ($4.7 million after tax) in the third quarter of 2009 compared to $4.2 million ($2.6 million after tax) in the third quarter of 2008. The increase is mainly due to the recent equity market improvements that have helped revenue growth from trust and asset management activities. This segment recorded non-interest income of $10.4 million for the third quarter of 2009 compared to $8.8 million for the third quarter of 2008. The wealth management segment’s net income totaled $4.4 million for the third quarter of 2009 compared to net income of $2.4 million for the third quarter of 2008. This increase is a result of the improvement of equity markets in the third quarter of 2009, coupled with the purchase of certain assets and liabilities of Advanced Investment Partners, LLC during the second quarter of 2009. On a year-to-date basis, net interest income totaled $21.3 million for the first nine months of 2009, an increase of $7.5 million or 54%, as compared to the $13.8 million recorded last year. The allocated net interest income included in this segment’s profitability was $20.9 million ($12.8 million after tax) in the first nine months of 2009 and $13.0 million ($8.0 million after tax) in the first nine months of 2008. Non-interest income decreased $568,000 to $27.9 million in the first nine months of 2009 compared to the same period in the prior year. This segment’s after-tax net income for the nine months ended September 30, 2009 totaled $11.2 million compared to the prior year $8.1 million, an increase of $3.1 million.

FINANCIAL CONDITION
Total assets were $12.1 billion at September 30, 2009, representing an increase of $2.3 billion, or 23%, when compared to September 30, 2008 and $776.5 million, or 27% on an annualized basis, when compared to June 30, 2009. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $10.6 billion at September 30, 2009, $8.9 billion at September 30, 2008 and $10.2 billion at June 30, 2009. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2009		June 30, 2009		September 30, 2008
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$5,070,811	47%	$4,987,587	49%	$4,612,881	52%
Home equity	918,576	9	919,667	9	799,595	9
Residential real estate (1)	499,708	5	493,546	5	341,106	4
Premium finance receivables (2)	1,938,645	18	1,521,373	15	1,216,153	14
Indirect consumer loans	124,552	1	143,516	1	212,614	2
Other loans	112,989	1	146,883	2	161,496	2

Total loans, net of unearned income (3)	$8,665,281	81%	$8,212,572	81%	$7,343,845	83%
Liquidity management assets (4)	2,078,330	19	1,851,179	19	1,544,465	17
Other earning assets (5)	24,874	—	22,694	—	21,687	—

Total average earning assets	$10,768,485	100%	$10,086,445	100%	$8,909,997	100%

Total average assets	$11,797,520		$11,037,468		$9,881,554

Total average earning assets to total average assets		91%		91%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Premium finance receivables include loans held-for-sale

(3)	Total loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(4)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(5)	Other earning assets include brokerage customer receivables and trading account securities.
Total average earning assets for the third quarter of 2009 increased $1.9 billion, or 21%, to $10.8 billion, compared to the third quarter of 2008, and increased $695.3 million, or 27% on an annualized basis, compared to the second quarter of 2009. The ratio of total average earning assets as a percent of total average assets was 91% at September 30, 2009 and June 30, 2009, up slightly from 90% in the third quarter of 2008.
Total average loans during the third quarter of 2009 increased $1.3 billion, or 18%, over the previous year third quarter. Average premium finance receivables increased 59%, residential real estate loans increased 47%, home equity loans increased 15%, and commercial and commercial real estate loans increased 10% in the third quarter of 2009 compared to the average balances in the third quarter of 2008. The increase in average residential real estate loans is a result of higher mortgage loan originations. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards to grow outstanding loan balances.
The increase in the average balance of premium finance receivables is a result of FIFC’s purchase of a portfolio of domestic life insurance premium finance loans in July 2009. After giving effect to post-closing adjustments, an aggregate unpaid principal loan balance of $949.3 million was purchased for $685.3 million in cash.

Additionally, the majority of premium finance receivables, commercial and life insurance, are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations of commercial premium finance receivables that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such commercial premium finance receivables in a securitization transaction sponsored by FIFC. The Company sold $69.5 million of commercial premium finance receivables to an unrelated third party in the second quarter of 2008.
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

	Average Balances for the
	Nine Months Ended
	September 30, 2009		September 30, 2008
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$4,962,504	49%	$4,544,182	52%
Home equity	916,095	9	739,717	9
Residential real estate (1)	490,263	5	342,615	4
Premium finance receivables (2)	1,590,961	16	1,157,557	13
Indirect consumer loans	144,255	1	224,846	3
Other loans	140,258	1	162,550	2

Total loans, net of unearned income (3)	8,244,336	81	7,171,467	83
Liquidity management assets (4)	1,923,869	19	1,493,511	17
Other earning assets (5)	23,242	—	23,530	—

Total average earning assets	$10,191,447	100%	$8,688,508	100%

Total average assets	$11,154,193		$9,646,060

Total average earning assets to total average assets		91%		90%

(1)	Residential real estate loans include mortgage loans held-for-sale.

(2)	Premium finance receivables include loans held-for-sale.

(3)	Total loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(4)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(5)	Other earning assets include brokerage customer receivables and trading account securities.

Average earning assets for the nine months ended September 30, 2009 increased $1.5 billion, or 17%, over the first nine months of 2008. The ratio of total average earning assets as a percent of total average assets for the nine months ended September 30, 2009 increased slightly to 91% from 90% in the prior year period. Total average loans increased by $1.1 billion, or 15%, in the first nine months of 2009 compared to the same period of 2008. The growth of loans in 2009 is the result of the Company’s continued business development efforts on its core loan portfolios, higher mortgage originations and the purchase of a portfolio of domestic life insurance premium finance loans in July 2009. Average liquidity management assets for the nine months ended September 30, 2009 increased $430.4 million, or 29%, over the first nine months of 2008. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding sources and loan demand.
Deposits
Total deposits at September 30, 2009, were $9.8 billion and increased $2.0 billion, or 26%, compared to total deposits at September 30, 2008. See Note 10 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
Deposit Maturity Analysis
As of September 30, 2009

						Weighted-
	Non-					Average
	Interest	Savings				Rate of
	Bearing	And		Time		Maturing Time
(Dollars in	And	Money	Wealth	Certificates	Total	Certificates
thousands)	NOW (1)	Market (1)	Mgt (1) (2)	of Deposit	Deposits	of Deposit
1 – 3 months	$2,087,357	$1,981,467	$615,898	$1,392,088	$6,076,810	2.38%
4 – 6 months	—	—	121,294	851,034	972,328	2.46
7 – 9 months	—	—	—	720,427	720,427	2.61
10 – 12 months	—	—	—	605,530	605,530	2.39
13 – 18 months	—	—	198,548	668,256	866,804	2.67
19 – 24 months	—	—	—	284,965	284,965	3.54
24+ months	—	—	—	320,299	320,299	3.57

Total	$2,087,357	$1,981,467	$935,740	$4,842,599	$9,847,163	2.62%

(1)	Balances of non-contractual maturity deposits are shown as maturing in the earliest time frame. These deposits do not have contractual maturities and re-price in varying degrees to changes in overall interest rates.

(2)	Wealth management deposit balances from unaffiliated companies are shown maturing in the period in which the current contractual obligation to hold these funds matures.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2009		June 30, 2009		September 30, 2008
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$775,202	8%	$754,479	9%	$678,651	9%
NOW accounts	1,120,567	12	1,052,901	12	1,029,800	13
Wealth management deposits	935,968	10	930,855	10	599,945	8
Money market accounts	1,422,085	15	1,336,147	15	947,033	12
Savings accounts	487,437	5	433,859	5	325,383	4
Time certificates of deposit	4,833,522	50	4,343,334	49	4,224,904	54

Total average deposits	$9,574,781	100%	$8,851,575	100%	$7,805,716	100%

Total average deposits for the third quarter of 2009 were $9.6 billion, an increase of $1.8 billion, or 23%, from the third quarter of 2008. Each deposit category increased, but the largest increases, in terms of average balances and percentage increases, were in the money market accounts and wealth management deposits. The average money market accounts increased $475.0 million, or 50%, from 2008. The increase was due to the continued success of the MaxSafe money market account product which essentially spreads the banks’ customer account balances across the Company’s 15 bank charters and provides them with 15 times the FDIC insurance of a single bank.

Wealth management deposits are funds from the brokerage customers of Wayne Hummer Investments , the trust and asset management customers of Wayne Hummer Trust Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks (“wealth management deposits” in the table above). Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the banks as well as other investments suitable for banks. The average balance of the wealth management deposits increased $336.0 million, or 56%, in the third quarter of 2009 compared to the third quarter of 2008 primarily a result of the introduction of the Wholesale wealth management money market product, which essentially spreads third party customer account balances across the Company’s 15 bank charters and provides them with 15 times the FDIC insurance of a single bank.
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
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.0 billion in the third quarter of 2009 compared to $1.2 billion in the third quarter of 2008.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2009	2009	2008
Notes payable	$1,000	$1,000	$41,835
Federal Home Loan Bank advances	434,134	435,983	438,983

Other borrowings:
Federal funds purchased	—	—	7,853
Securities sold under repurchase agreements and other	244,351	248,123	349,223

Total other borrowings	244,351	248,123	357,076

Subordinated notes	65,000	66,648	75,000
Junior subordinated debentures	249,493	249,494	249,552

Total other funding sources	$993,978	$1,001,248	$1,162,446

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

The Company borrowed funds under three separate subordinated note agreements. The balances of the notes as of September 30, 2009 were $20.0 million, $20.0 million and $25.0 million with maturity dates in 2012, 2013 and 2015, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years. These notes qualify as Tier II regulatory capital.
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
See Notes 11, 12 and 18 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2009 as compared to December 31, 2008.
Shareholders’ Equity
Total shareholders’ equity was $1.1 billion at September 30, 2009, reflecting an increase of $296.5 million since September 30, 2008 and $39.5 million since the end of 2008. The increase from December 31, 2008, was the result of net income of $44.9 million less common stock dividends of $6.5 million and preferred stock dividends of $14.7 million offset by $2.2 million of accretion on the preferred stock, $5.1 million credited to surplus for stock-based compensation costs, a $4.3 million increase in equity from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, and $4.2 million in higher net unrealized gains from available-for-sale securities and the fair value adjustment on cash flow hedges, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	June 30,	September 30,
	2009	2009	2008
Leverage ratio	7.7%	7.9%	8.1%
Tier 1 capital to risk-weighted assets	9.0	8.9	9.2
Total capital to risk-weighted assets	12.3	12.4	10.7
Total average equity-to-total average assets *	9.1	9.7	7.8

* based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with an unaffiliated bank and proceeds from the issuances of subordinated debt, junior subordinated debentures and additional equity. Refer to Notes 11, 12 and 17 of the Financial Statements presented under Item 1 of this report for further information on these various funding sources. The issuances of subordinated debt, junior subordinated debentures, preferred stock and additional common stock are the primary forms of regulatory capital that are considered as the Company evaluates increasing its capital position. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of our fixed rate cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”) and by the terms of our credit agreement. In January and July 2009, Wintrust declared semi-annual cash dividends of $0.18 and $0.09 per common share, respectively. In January and July 2008, Wintrust declared semi-annual cash dividends of $0.18 per common share.
See Note 17 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of preferred stock in August 2008 through a private transaction and also in December 2008 under the CPP.
Participation in the CPP creates restrictions upon the Company’s ability to increase dividends on its common stock or to repurchase its common stock until three years have elapsed, unless (i) all of the preferred stock issued to the Treasury are redeemed, (ii) all of the preferred stock issued to the Treasury have been transferred to third parties, or (iii) the Company receives the consent of the Treasury. In addition, the Treasury has the right to appoint two additional directors to the Wintrust board if the Company misses dividend payments for six dividend periods, whether or not consecutive, on the Series B Preferred Stock. Pursuant to the terms of the certificate of designations creating the CPP preferred stock, the Company’s board will be automatically expanded to include such directors, upon the occurrence of the foregoing conditions.
Taking into account the limitation on the payment of dividends in connection with the Series B Preferred Stock, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors. Additionally, the payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving line of credit. Under the terms of the Company’s revolving credit facility entered into on October 30, 2009, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility.

ASSET QUALITY
Past Due Loans and Non-Performing Assets
Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we operate a credit risk rating system under which our credit management personnel assign a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 9 with higher scores indicating higher risk. The credit risk rating structure used is shown below:

1 Rating —	Minimal Risk (Loss Potential – none or extremely low) (Superior asset quality, excellent liquidity, minimal leverage)

2 Rating —	Modest Risk (Loss Potential demonstrably low) (Very good asset quality and liquidity, strong leverage capacity)

3 Rating —	Average Risk (Loss Potential low but no longer refutable) (Mostly satisfactory asset quality and liquidity, good leverage capacity)

4 Rating —	Above Average Risk (Loss Potential variable, but some potential for deterioration) (Acceptable asset quality, little excess liquidity, modest leverage capacity)

5 Rating —	Management Attention Risk (Loss Potential moderate if corrective action not taken) (Generally acceptable asset quality, somewhat strained liquidity, minimal leverage capacity)

6 Rating —	Special Mention (Loss Potential moderate if corrective action not taken) (Assets in this category are currently protected, potentially weak, but not to the point of substandard classification)

7 Rating —	Substandard (Loss Potential distinct possibility that the bank may sustain some loss) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

8 Rating —	Doubtful (Loss Potential extremely high) (These assets have all the weaknesses in those classified “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly improbable)

9 Rating —	Loss (fully charged-off) (Loans in this category are considered full uncollectible.)
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer or the directors’ loan committee. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio at each of the Company’s subsidiary banks to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the Office of the Comptroller of the Currency, the State of Illinois and the State of Wisconsin and our internal audit staff.
The Company’s Problem Loan Reporting system automatically includes all loans with credit risk ratings of 6, 7 or 8. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified, the valuation methodology analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and often by independent third party valuation experts and may be adjusted depending upon market conditions. An appraisal is ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared by the Managed Asset Division. A summary of this analysis is provided to the directors’ loan committee of the bank which originated the credit for approval of a charge-off, if necessary.
Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If we determine that a loan amount or portion thereof, is uncollectible the loan’s credit risk rating is immediately downgraded to an 8 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 for the duration of time that a balance remains outstanding. The Managed Asset Division undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.
If, based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a specific impairment reserve is established. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral. As a result of the loan-by-loan nature of the Company’s review process, no significant time lapses have occurred during the review process.

The following table sets forth Wintrust’s non-performing assets at the dates indicated:
Non-performing Loans

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2009	2009	2008	2008
Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$1,272	$1,447	$617	$1,084
Commercial, consumer and other	23,402	7,860	14,750	6,100
Premium finance receivables – commercial	11,714	14,301	9,339	5,903
Premium finance receivables – life insurance	—	—	—	—
Indirect consumer loans	549	695	679	877

Total past due greater than 90 days and still accruing	36,937	24,303	25,385	13,964

Non-accrual loans:
Residential real estate and home equity	10,885	11,925	6,528	6,214
Commercial, consumer and other	167,008	184,960	91,814	81,997
Premium finance receivables – commercial	16,093	15,806	11,454	10,239
Premium finance receivables – life insurance	—	—	—	—
Indirect consumer loans	736	1,225	913	627

Total non-accrual	194,722	213,916	110,709	99,077

Total non-performing loans:
Residential real estate and home equity	12,157	13,372	7,145	7,298
Commercial, consumer and other	190,410	192,820	106,564	88,097
Premium finance receivables – commercial	27,807	30,107	20,793	16,142
Premium finance receivables – life insurance	—	—	—	—
Indirect consumer loans	1,285	1,920	1,592	1,504

Total non-performing loans	$231,659	238,219	$136,094	$113,041

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Residential real estate and home equity	1.00%	1.12%	0.62%	0.67%
Commercial, consumer and other	3.70	3.71	2.16	1.82
Premium finance receivables – commercial	3.70	3.39	1.67	1.39
Premium finance receivables – life insurance	—	—	—	—
Indirect consumer loans	1.11	1.44	0.90	0.75

Total non-performing loans	2.80%	3.14%	1.79%	1.54%

Allowance for loan losses as a percentage of non-performing loans	41.05%	35.73%	51.26%	58.67%

As the above table reflects, the Company’s allowance for loan losses (which are discussed below under “Allowance for Loan Losses”) as a percentage of non-performing loans has generally declined in recent years. For example, at September 30, 2008, the allowance for loan losses as a percentage of non-performing loans was 59%, which declined to 41% at September 30, 2009. Recent increases in the clarity and stability of collateral valuations have increased our ability to immediately recognize a charge-off rather than establishing specific impairment reserves. The stability of collateral valuations has lead to lower specific impairment reserves and increased charge-offs relative to the overall levels of non-performing loans. As non-performing loan balances have increased over the past five quarters, more of the nonperforming loans in current quarters have had a partial charge-off and have smaller amounts, if any, of specific reserves allocated. This effect has caused the total non-performing loans balance to increase at rate faster than the total allowance for loan losses.

The table below shows the relationship between total non-performing loans (“NPLs”), the specific allowance for loan losses reserved on impaired loans (“Specific reserves”) and the allowance for credit losses (“ACL”):

		Residential	Premium	Premium
	Commercial,	real estate	finance	finance
	consumer	and home	receivable-	receivable-	Indirect
(Dollars in thousands)	and other	equity	commercial	life	consumer	Total
NPLs at December 31, 2008	$106,564	$7,145	$20,793	$—	$1,592	$136,094
Specific reserves at December 31, 2008	$16,374	$265	$—	$—	$—	$16,639

ACL — September 30, 2008 Balance	$55,945	$4,899	$4,121	$123	$1,732	$66,820
Net charge-offs 4Q 2008	(7,472)	(857)	(1,131)	—	(463)	$(9,923)
Provision for credit losses 4Q 2008	11,759	723	1,368	185	421	$14,456

ACL — December 31, 2008 Balance	$60,232	$4,765	$4,358	$308	$1,690	$71,353

NPLs at March 31, 2009	$141,355	9,935	22,416	—	2,160	$175,866
Specific reserves at March 31, 2009	$22,573	903	—	—	—	$23,476

Net charge-offs 1Q 2009	$(7,788)	(662)	(1,210)	—	(332)	$(9,992)
Provision for credit losses 1Q 2009	7,067	5,341	1,442	85	538	$14,473

ACL — March 31, 2009 Balance	$59,511	$9,444	$4,590	$393	$1,896	$75,834

NPLs at June 30, 2009	$192,820	13,372	30,107	—	1,920	$238,219
Specific reserves at June 30, 2009	$30,678	3,063	—	—	—	$33,741

Net charge-offs 2Q 2009	$(9,830)	(902)	(1,637)	—	(429)	$(12,798)
Provision for credit losses 2Q 2009	21,056	1,667	623	154	163	$23,663

ACL — June 30, 2009 Balance	$70,737	$10,209	$3,576	$547	$1,630	$86,699

NPLs at September 30, 2009	$190,410	12,157	27,807	—	1,285	$231,659
Specific reserves at September 30, 2009	$15,876	609	—	—	—	$16,485

Net charge-offs 3Q 2009	$(74,676)	(2,148)	(2,317)	—	(526)	$(79,667)
Provision for credit losses 3Q 2009	87,171	2,213	1,862	(291)	238	$91,193

ACL — September 30, 2009 Balance	$83,232	$10,274	$3,121	$256	$1,342	$98,225

Premium finance receivables — purchased life loans credit discounts	—	—	—	36,195	—	36,195

Total Credit Reserves	$83,232	$10,274	$3,121	$36,451	$1,342	$134,420

Total Allowance for Credit Losses as a percentage of loans outstanding	1.62%	0.85%	0.42%	—	1.16%	1.19%

Total Credit Reserves as a percentage of loans (net of discounts) outstanding	1.62%	0.85%	0.42%	3.37%	1.16%	1.62%

In certain periods, the change in the total allowance for credit losses balance may not have moved proportionately with the change in the balance of total non-performing loans. Factors causing this, and as reflected in the table above, are:
•	Recent increases in the clarity and stability of collateral valuations have increased the Company’s ability to immediately recognize a charge-off rather than establishing specific impairment reserves. The stability of collateral valuations has lead to lower specific impairment reserves and increased charge-offs relative to the overall levels of non-performing loans. This impact is reflected in the third quarter of 2009 results.

•	Relevant factors that contribute to the determination of adequate general allowance for loan losses reserves are reviewed and updated. These updates could increase/decrease the required reserves depending upon the nature of each change. (Increases to factors impacting the general reserves are reflected in the third and first quarter of 2009 results; historical loss factors for residential land and development loans were increased in the third quarter of 2009 and general risk factors for residential real estate and home equity loans were increased in the first quarter of 2009; and decreases to factors impacting the general reserves are reflected in the third quarter of 2009 for life insurance premium finance receivables and in the second quarter of 2009 for commercial premium finance receivables.)
The following table shows the current aging status of the Company’s entire loan portfolio. Only 2.8% of the entire portfolio is in a non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.7% either one or two payments past due. In total, 95.5% of the Company’s total loan portfolio is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at September 30, 2009 and June 30, 2009:
As of September 30, 2009

	Non-	90+ days and	60-89 days	30-59 days
(Dollars in thousands)	Accrual	still accruing	past due	past due	Current	Total Loans
Loan Balances:

Commercial and commercial real estate loans	$166,726	$23,377	$31,957	$80,069	$4,733,730	$5,035,859
Home equity loans	6,808	100	716	5,375	915,549	928,548
Residential real estate loans	4,077	1,172	476	1,595	273,831	281,151
Premium finance receivables — commercial	16,093	11,714	6,394	7,880	709,951	752,032
Premium finance receivables — life insurance	—	—	—	—	1,045,653	1,045,653
Indirect consumer loans	736	549	862	2,398	110,983	115,528
Consumer and other loans	282	25	556	304	115,319	116,486

Total loans, net of unearned income	$194,722	$36,937	$40,961	$97,621	$7,905,016	$8,275,257

Aging as a % of Loan Balance:

Commercial and commercial real estate loans	3.3%	0.5%	0.6%	1.6%	94.0%	100.0%
Home equity loans	0.7	—	0.1	0.6	98.6	100.0
Residential real estate loans	1.5	0.4	0.2	0.6	97.4	100.0
Premium finance receivables — commercial	2.1	1.6	0.9	1.0	94.4	100.0
Premium finance receivables — life insurance	—	—	—	—	100.0	100.0
Indirect consumer loans	0.6	0.5	0.7	2.1	96.1	100.0
Consumer and other loans	0.2	—	0.5	0.3	99.0	100.0

Total loans, net of unearned income	2.4%	0.4%	0.5%	1.2%	95.5%	100.0%

As of June 30, 2009

	Non-	90+ days and	60-89 days	30-59 days
(Dollars in thousands)	Accrual	still accruing	past due	past due	Current	Total Loans
Loan Balances:

Commercial and commercial real estate loans	$184,722	$7,519	$59,673	$34,870	$4,797,133	$5,083,917
Home equity loans	7,133	—	414	1,934	902,918	912,399
Residential real estate loans	4,792	1,447	161	429	272,516	279,345
Premium finance receivables — commercial	15,806	14,301	6,637	13,855	837,516	888,115
Premium finance receivables — life insurance	—	—	—	—	182,399	182,399
Indirect consumer loans	1,225	695	721	2,607	128,560	133,808
Consumer and other loans	238	341	213	821	113,880	115,493

Total loans, net of unearned income	$213,916	$24,303	$67,819	$54,516	$7,234,922	$7,595,476

Aging as a % of Loan Balance:

Commercial and commercial real estate loans	3.6%	0.1%	1.2%	0.7%	94.4%	100.0%
Home equity loans	0.8	—	—	0.2	99.0	100.0
Residential real estate loans	1.7	0.5	0.1	0.2	97.6	100.0
Premium finance receivables — commercial	1.8	1.6	0.7	1.6	94.3	100.0
Premium finance receivables — life insurance	—	—	—	—	100.0	100.0
Indirect consumer loans	0.9	0.5	0.5	1.9	96.1	100.0
Consumer and other loans	0.2	0.3	0.2	0.7	98.6	100.0

Total loans, net of unearned income	2.8%	0.3%	0.9%	0.7%	95.3%	100.0%

The following table shows the value of non-performing loans, impaired loans, the specific impairment reserves and the total allowance for credit losses at the end of each of the five previous fiscal quarters:

				Specific
				Impairment
		Impaired		Reserves on
	Non-	Loans	Allowance for	Impaired
	Performing	(included in	Credit Losses	Loans (incl.
(Dollars in thousands)	Loans (NPLs)	NPLs)	(“ACL”)	in ACL)
As of September 30, 2009	$231,659	$148,008	$98,225	$16,485
As of June 30, 2009	$238,219	$206,192	$86,699	$33,741
As of March 31, 2009	$175,866	$151,290	$75,834	$23,476
As of December 31, 2008	$136,094	$113,709	$71,353	$16,639
As of September 30, 2008	$113,041	$60,098	$66,820	$16,144
Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of the probable and reasonably estimable loan losses that our loan portfolio is expected to incur. The allowance for loan losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses.” This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the Office of the Comptroller of the Currency, the State of Illinois and the State of Wisconsin.
Management has determined that the allowance for loan losses was adequate at September 30, 2009, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

The following table summarizes the activity in our allowance for credit losses during the periods indicated.
Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$85,113	$57,633	$69,767	$50,389
Provision for credit losses	91,193	24,129	129,329	42,985
Reclassification to allowance for lending-related commitments	(1,543)	—	(1,543)	—

Charge-offs:
Commercial and commercial real estate loans	74,613	13,543	92,348	22,930
Home equity loans	1,727	28	3,034	53
Residential real estate loans	422	786	682	1,004
Premium finance receivables — commercial	2,478	1,002	5,622	2,798
Premium finance receivables — life insurance	—	—	—	—
Indirect consumer loans	588	292	1,421	821
Consumer and other loans	244	165	495	461

Total charge-offs	80,072	15,816	103,602	28,067

Recoveries:
Commercial and commercial real estate loans	139	216	454	285
Home equity loans	1	—	3	—
Residential real estate loans	—	—	—	—
Premium finance receivables — commercial	161	118	457	518
Premium finance receivables — life insurance	—	—	—	—
Indirect consumer loans	62	29	135	135
Consumer and other loans	42	18	96	82

Total recoveries	405	381	1,145	1,020

Net charge-offs	(79,667)	(15,435)	(102,457)	(27,047)

Allowance for loan losses at period end	$95,096	$66,327	$95,096	$66,327

Allowance for unfunded loan commitments at period end	$3,129	$493	$3,129	$493

Allowance for credit losses at period end	$98,225	$66,820	$98,225	$66,820

Credit discounts on purchased loans	36,195	—	36,195	—

Total credit reserves	$134,420	$66,820	$134,420	$66,820

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	5.83%	1.15%	2.48%	0.67%
Home equity loans	0.75	0.01	0.44	0.01
Residential real estate loans	0.33	0.92	0.19	0.39
Premium finance receivables — commercial	0.74	0.29	0.54	0.26
Premium finance receivables — life insurance	—	—	—	—
Indirect consumer loans	1.67	0.49	1.19	0.41
Consumer and other loans	0.71	0.36	0.38	0.31

Total loans, net of unearned income	3.65%	0.84%	1.66%	0.50%

Net charge-offs as a percentage of the provision for loan losses	87.36%	63.97%	79.22%	62.92%

Loans at period-end			$8,275,257	$7,322,545
Allowance for loan losses as a percentage of loans at period-end			1.15%	0.91%
Allowance for credit losses as a percentage of loans at period-end			1.19%	0.91%
Total credit reserves as a percentage of loans at period-end			1.62%	0.91%

The allowance for credit losses is comprised of an allowance for loan losses, which is determined with respect to loans that we have issued, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Additions to the allowance for loan losses each quarter are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses.
How We Determine the Allowance for Credit Losses
The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. As part of the Problem Loan Reporting system review, the Company analyzes the loan for purposes of calculating our specific impairment reserves and a general reserve.
     Specific Impairment Reserves:
Loans with a credit risk rating of a 6, 7 or 8 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) there is an amount with respect to which it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (a specific impairment reserve). Loans which are not assigned a specific reserve are included in the determination of the general reserve.
     General Reserves:
For loans with a credit risk rating of 5 or better and loans with a risk rating of 6, 7 or 8 with no specific reserve, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.
We determine this component of the allowance for loan losses by classifying each loan into (i) one of 87 categories based on the type of collateral that secures the loan (if any), and (ii) one of nine categories based on the credit risk rating of the loan, as described above under “Past Due Loans and Non-Performing Assets.” Each combination of collateral and credit risk rating is then assigned a specific loss factor that incorporates the following factors:
•	historical underwriting loss factor;

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	changes in national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio;

•	changes in the nature and volume of the portfolio and in the terms of the loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of the bank’s loan review system;

•	changes in the underlying collateral for collateral dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the bank’s existing portfolio.

     Recent Refinements to the Methodology:
The Company’s methodology for determining the allowance for loan losses was refined in the second quarter of 2008, in order to:
•	expand and standardize the classification of collateral at each of the Company’s 15 subsidiary banks;

•	comply with emerging regulatory guidance to modify our credit risk rating processes; and

•	facilitate the development of a model for determining the allowance for loan losses on a loan-by-loan basis.
The refined methodology was developed in consultation with the examination teams of the Federal Reserve Bank of Chicago, the Office of the Comptroller of the Currency, the State of Illinois and the State of Wisconsin, and we believe it provides a greater level of detail to management within the existing process. The refined methodology did not result in a materially different determination of the allowance for loan losses, but has given our management a greater level of detail by providing the appropriate allowance for loan losses on a loan-by-loan basis.
     Home Equity and Residential Real Estate Loans:
The determination of the appropriate allowance for loan losses for residential real estate and home equity loans differs slightly from the process used for commercial and commercial real estate loans. The same credit risk rating system, Problem Loan Reporting system, collateral coding methodology and loss factor assignment are used. The only significant difference is in how the credit risk ratings are assigned to these loans.
The home equity loan portfolio is reviewed on a loan by loan basis by analyzing current FICO scores of the borrowers, line availability, recent line usage and the aging status of the loan. Certain of these factors, or combination of these factors, may cause a portion of the credit risk ratings of home equity loans across all banks to be downgraded. Similar to commercial and commercial real estate loans, once a home equity loan’s credit risk rating is downgraded to a 6 or worse, the Company’s Managed Asset Division reviews and advises the subsidiary banks as to collateral valuations and as to the ultimate resolution of the credits that deteriorate to a non-accrual status to minimize losses.
Residential real estate loans that are downgraded to a credit risk rating of 6 or worse also enter the Problem Loan Reporting system and have the underlying collateral evaluated by the Managed Assets Division.
     Premium Finance Receivables and Indirect Consumer Loans:
The determination of the appropriate allowance for loan losses for premium finance receivables and indirect consumer loans is based solely on the aging (collection status) of the portfolios. Due to the large number of generally smaller sized and homogenous credits in these portfolios, these loans are not individually assigned a credit risk rating. Loss factors are assigned to each delinquency category in order to calculate an allowance for credit losses. The allowance for loan losses for these categories is entirely a general reserve.
     Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of September 30, 2009, home equity loans and residential mortgages comprised 11% and 4%, respectively, of the Company’s total loan portfolio. At present, approximately only 3% of all of the Company’s residential mortgage loans and approximately only 1% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

Other Real Estate Owned
The table below presents a summary of other real estate owned as of September 30, 2009 and shows the changes in the balance from June 30, 2009 for each property type:

				Residential
	Residential			Real Estate			Commercial
	Real Estate			Development			Real Estate			Total
(Dollars in thousands)	Amount	#	R	Amount	#	R	Amount	#	R	Amount	#	R
Balance at June 30, 2009	$7,873	6	6	$28,908	51	11	$4,657	8	5	$41,438	65	22
Transfers at fair value	3,533	10	7	7,649	32	7	5,954	6	6	17,136	48	20
Fair value adjustments	(121)	—	—	(7,197)	—	—	(209)	—	—	(7,527)	—	—
Resolved	(3,272)	(5)	(4)	(5,526)	(6)	(6)	(1,610)	(2)	(2)	(10,408)	(13)	(12)

Balance at September 30, 2009	$8,013	11	9	$23,834	77	12	$8,792	12	9	$40,639	100	30

Balance at September 30, 2008										$12,523

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
While the Company obtains a portion of its total deposits through brokered certificates of deposit (“brokered CDs”), the Company does so primarily as an asset-liability management tool to assist in the management of interest rate risk, and the Company does not consider brokered CDs to be a vital component of its current liquidity resources. For example, as of September 30, 2009, Wintrust had over $1.3 billion of cash, overnight funds and interest-bearing deposits with other banks (primarily the Federal Reserve) on its books, but only maintained $588.8 million of brokered CDs. Historically, brokered CDs have represented a small component of the Company’s total deposits outstanding, as set forth in the table below:

(Dollars in thousands)	September 30,		December 31,
	2009	2008	2008	2007	2006
Total Deposits	$9,847,163	$7,829,527	$8,376,750	$7,471,441	$7,869,240
Brokered CDs	$588,802	$468,491	$657,335	$481,293	$567,053
Brokered CDs as a percentage of Total Deposits	6.0%	6.0%	7.8%	6.4%	7.2%
In December, 2008 the Company sold the Series B preferred stock and warrant to the federal government in connection with the Company’s participation in Treasury’s Capital Purchase Program. As of December 31, 2008, these were the only funds received by the Company from the federal government. Without the CPP funds, however, Wintrust would have been “well capitalized” as of December 31, 2008.
Recent Liquidity Actions
As discussed in Note 8 of the Financial Statements presented under Item 1 of this report, in September 2009, the Company’s indirect subsidiary, FIFC Premium Funding I, LLC, sold $600 million in aggregate principal amount of its Notes, which were issued in a securitization transaction sponsored by FIFC. FIFC Premium Funding I, LLC’s obligations under the Notes are secured by revolving loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies.
At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in a non-TALF-eligible transaction.
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

FORWARD-LOOKING STATEMENTS
This document contains, and the documents into which it may be incorporated by reference may contain, forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2008 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•	effects resulting from the Company’s participation in the Capital Purchase Program, including restrictions on dividends and executive compensation practices, as well as any future restrictions that may become applicable to the Company;

•	legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	the Company’s ability to comply with covenants under its securitization facility and credit facility;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	any negative perception of the Company’s reputation or financial strength;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	failure to identify and complete favorable acquisitions in the future, or unexpected difficulties or developments related to the integration of recent acquisitions, including with respect any FDIC-assisted acquisitions;

•	unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings, which typically require over 13 months of operations before becoming profitable due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets;

•	changes in accounting standards, rules and interpretations (including SFAS 166 and 167) and the impact on the Corporation’s financial statements;

•	significant litigation involving the Company; and

•	the ability of the Company to receive dividends from its subsidiaries.
Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 2009, December 31, 2008 and September 30, 2008, is as follows:

	+ 200	+ 100	– 100	– 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
September 30, 2009	1.2%	0.4%	(1.4)%	(4.1	) %
December 31, 2008	2.0%	(0.3)%	(4.2)%	(6.7)%
September 30, 2008	6.5%	3.2%	(3.5)%	(7.0)%
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
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2009.

ITEM 4
CONTROLS AND PROCEDURES
In the third quarter of 2009 FIFC completed the purchase of a majority of the U.S. life insurance premium finance assets of certain affiliates of American International Group. As a result, the Company has expanded its internal controls over financial reporting to include these operations. Integration of these operations, along with the related internal controls is expected to continue in the fourth quarter of 2009.
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
Other than the changes above, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information
Item 1A: Risk Factors
An investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that management believes affect Wintrust are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair Wintrust’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.
Difficult economic conditions have adversely affected our company and the financial services industry in general and further deterioration may adversely affect our financial condition and results of operations.
The U.S. economy has been in recession since the third quarter of 2008, and the housing and real estate markets have been experiencing extraordinary slowdowns since 2007. Additionally, unemployment rates have continued to rise during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil has led to an increase in delinquencies and has negatively impacted consumer confidence and the level of business activity. Non-performing loans increased to $231.7 million as of September 30, 2009 from $136.1 million as of December 31, 2008 and $113.0 million as of September 30, 2008. Continued weakness or further deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations.
Since our business is concentrated in the greater Chicago and southeast Wisconsin metropolitan areas, further declines in the economy of this region could adversely affect our business.
Except for our premium finance business and certain other niche businesses, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the greater Chicago and southeast Wisconsin metropolitan areas. The local economic conditions in these areas significantly impact the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Specifically, most of the loans in our portfolio are secured by real estate located in the Chicago metropolitan area. Our local market area has experienced recent negative changes in overall market conditions relating to real estate valuation. As troubled assets are liquidated into the market, the additional supply is driving appraised valuations of real estate much lower. Further declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors with impact on these local markets could, in turn, have a material adverse effect on our financial condition and results of operations. Continued deterioration in the real estate markets where collateral for mortgage loans is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan, and in turn the value of our assets.
If our allowance for loan losses is not sufficient to absorb losses that may occur in our loan portfolio, our financial condition and liquidity could suffer.
We maintain an allowance for loan losses that is intended to absorb credit losses that we expect to incur in our loan portfolio. At each balance sheet date, our management determines the amount of the allowance for loan losses based on our estimate of probable and reasonably estimable losses in our loan portfolio, taking into account probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified.

Because our allowance for loan losses represents an estimate of probable losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly in the case of continued adverse changes in the economy, market conditions, or events that adversely affect specific customers. For example, since December 31, 2008, we have had to increase our allowance for loan losses from $69.8 million to $95.1 million as a result of the economic recession and financial crisis. This represents 1.15% of the total value of our loans outstanding as of September 30, 2009. This increase is primarily the result of deterioration in our commercial and commercial real estate loan portfolios, which comprised 61% of our total loan portfolio as of September 30, 2009. Estimating loan loss allowances for our newer banks is more difficult because rapidly growing and de novo bank loan portfolios are, by their nature, unseasoned. Therefore, our newer bank subsidiaries may be more susceptible to changes in estimates, and to losses exceeding estimates, than banks with more seasoned loan portfolios.
Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, our financial condition and liquidity could be materially adversely affected.
For more information regarding our allowance for loan losses, see “Asset Quality” under Management’s Discussion and Analysis of Results of Operations and Financial Condition and Results of Operations.
Unanticipated changes in prevailing interest rates could adversely affect our net interest income, which is our largest source of income.
Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Net interest income represents our largest source of net income, and was $244.6 million for the year ended December 31, 2008 and $224.9 million and $181.8 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. In particular, our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change.
Each of our businesses may be affected differently by a given change in interest rates. For example, we expect the results of our mortgage banking business in selling loans into the secondary market would be negatively impacted during periods of rising interest rates, whereas falling interest rates could have a negative impact on the net interest spread earned as we would be unable to lower the rates on many interest bearing deposit accounts of our customers to the same extent as many of our higher yielding asset classes.
Additionally, changes in interest rates may adversely influence the growth rate of loans and deposits, the quality of our loan portfolio, loan and deposit pricing, the volume of loan originations in our mortgage banking business and the value that we can recognize on the sale of mortgage loans in the secondary market.
We seek to mitigate our interest rate risk through several strategies, which may not be successful. For example, with the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. During 2008, 2007 and 2006, we recorded fee income of approximately $29.0 million for the year ended December 31, 2008, and $2.0 million and $21.6 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. During 2009, we have had fewer opportunities to use this mitigation methodology due to lower than acceptable security yields and related option pricing. We also mitigate our interest rate risk by entering into interest rate swap and other interest rate derivative contracts from time to time to mitigate our interest rate risk. These derivative contracts are entered into with counterparties. To the extent that the market value of any derivative contracts moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.

Our liquidity position may be negatively impacted if economic conditions continue to suffer.
Liquidity is a measure of whether our cash flows and liquid assets are sufficient to satisfy current and future financial obligations, such as demand for loans, deposit withdrawals and operating costs. Our liquidity position is affected by a number of factors, including the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments that we have issued, capital we inject into our bank subsidiaries, proceeds we raise through the issuance of securities, our ability to draw upon our revolving credit facility and dividends received from our banking subsidiaries. Our future liquidity position may be adversely affected by multiple factors, including:
•	if our banking subsidiaries report net losses or their earnings are weak relative to our cash flow needs;

•	if we deem it advisable or are required by the Board of Governors of the Federal Reserve System to make capital injections to our banking subsidiaries;

•	if we are unable to access our revolving credit facility due to a failure to satisfy financial and other covenants; or

•	if we are unable to raise additional capital on terms that are satisfactory to us.
Continued weakness or worsening of the economy, real estate markets or unemployment levels may increase the likelihood that one or more of these events occurs. If our liquidity becomes limited, it may have a material adverse effect on our results of operations and financial condition.
If we fail to meet our regulatory capital ratios, we may be forced to raise capital or sell assets.
As a banking institution, we are subject to regulations that require us to maintain certain capital ratios, such as the ratio of our Tier 1 capital to our risk-based assets. If our regulatory capital ratios decline, as a result of decreases in the value of our loan portfolio or otherwise, we will be required to improve such ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentage of holders of our common stock and cause the market price of our common stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.
Our agreements with the Treasury restrict our ability to pay dividends and repurchase common or preferred stock, place limitations on our executive compensation practices, and may result in dilution to our common stockholders.
On December 19, 2008, we issued and sold preferred stock and a warrant to the United States Department of the Treasury (“Treasury”) as part of the Capital Purchase Program. The preferred stock has an annual dividend payment of 5.0%, which increases to 9.0% per year if we do not redeem the preferred stock at or prior to February 15, 2014. This higher dividend rate may be financially unattractive to us compared to the cost of capital under market conditions at that time. The warrant issued to Treasury entitles the holder to purchase 1,643,295 shares of our common stock at an exercise price of $22.82 per share, and may be exercised, in whole or in part, over a ten-year period. If the warrant is exercised, the percentage ownership of holders of our common stock would be diluted.
Furthermore, we are subject to certain restrictions as a result of our participation in the Capital Purchase Program. In particular, prior to December 19, 2011, unless we have redeemed all of the preferred stock or the Treasury has transferred all of the preferred stock to a third party, the consent of the Treasury will be required for us to, among other things, increase our common stock dividend or repurchase our common stock or other preferred stock (with certain exceptions, including the repurchase of common stock to offset share dilution from equity-based employee compensation awards). The terms of the Capital Purchase Program also place limitations on our executive compensation practices, which may have a negative impact on our ability to retain or attract well qualified and experienced senior officers. The inability to retain or attract well qualified senior officer could materially and adversely affect business, results of operations, financial condition, access to funding and, in turn, the trading price of our common stock. We may also become subject to additional restrictions in the future, as the Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law.
Legislative and regulatory actions taken now or in the future regarding the financial services industry may significantly increase our costs or limit our ability to conduct our business in a profitable manner.
As a result of the ongoing financial crisis and challenging market conditions, we expect to face increased regulation and regulatory and political scrutiny of the financial services industry, including as a result of our participation in the Capital Purchase Program. While we are unable to predict the scope or impact of any potential legislation or regulatory action, it is possible that such regulations could significantly increase our regulatory compliance costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, interfere with our executive compensation plans, or limit our ability to pursue business opportunities in an efficient manner.
Our FDIC insurance premiums may increase, which could negatively impact our results of operations.
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline of its deposit insurance fund to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the Emergency Economic Stabilization Act of 2008, as amended, increased the limit on FDIC coverage to $250,000 through December 31, 2013.
These developments have caused our FDIC insurance premiums to increase, and may cause additional increases. On September 30, 2009, the FDIC collected a special assessment from each insured institution, and additional assessments are possible. The FDIC has also proposed that insured institutions be required to prepay three years of insurance premiums in 2009. Any such premiums would be paid in cash, and while they would be recorded as a prepaid expense, our regulatory capital ratios and liquidity would be reduced, and our lending capacity would be diminished, which could negatively affect our future results of operations.
The financial services industry is very competitive, and if we are not able to compete effectively, we may lose market share and our business could suffer.
We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Many of these competitors have substantially greater resources and market presence than Wintrust and, as a result of their size, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, and has made it possible for banks that do not have a physical presence in our markets to compete for deposits. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced. This could adversely affect our profitability and have a material adverse effect on our financial condition and results of operations.

Our ability to compete successfully depends on a number of factors, including, among other things:
•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service and high ethical standards;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our premium finance business may involve a higher risk of delinquency or collection than our other lending operations, and could expose us to losses.
We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”). Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of September 30, 2009, we had $752.0 million of commercial insurance premium finance loans, which represented 9% of our total loan portfolio as of such date.
FIFC may also be more susceptible to third party fraud with respect to commercial insurance premium finance loans because these loans are originated and many times funded through relationships with unaffiliated insurance agents and brokers. Acts of fraud are difficult to detect and deter, and we cannot assure investors that FIFC’s risk management procedures and controls will prevent losses from fraudulent activity. We may be exposed to the risk of loss in its premium finance business because of fraud, the possibility of insolvency of insurance carriers that are in possession of unearned insurance premiums that represent our collateral or that our collateral value is not ultimately enough to cover our outstanding balance in the event that a borrower defaults, which could result in a material adverse effect on our financial condition and results of operations. Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, our competitive position and results of operations could be adversely affected. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.
If we fail to comply with certain of our covenants under our securitization facility, the holders of the related notes could declare a rapid amortization event, which could require us to repay any outstanding amounts immediately, which would significantly impair our financial condition and liquidity.
In September 2009, our indirect subsidiary, FIFC Premium Funding I, LLC, sold $600 million in aggregate principal amount of its Series 2009-A Premium Finance Asset Backed Notes, Class A (the “Notes”), which were issued in a securitization transaction sponsored by FIFC. The related indenture contains certain financial and other covenants that must be met in order to continue to sell notes into the facility. In addition, if any of these covenants are breached, the holders of the Notes may, under certain circumstances, declare a rapid amortization event, which would require us to repay the any outstanding notes immediately. Such an event would significantly impair our financial condition and liquidity.

Widespread financial difficulties or credit downgrades among commercial and life insurance providers could lessen the value of the collateral securing our premium finance loans and impair the financial condition and liquidity of FIFC.
FIFC’s premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. To the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.
An actual or perceived reduction in our financial strength may cause others to reduce or cease doing business with us, which could result in a decrease in our net interest income.
Our customers rely upon our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, announced or rumored business developments or results of operations, or a decline in stock price, customers may withdraw their deposits or otherwise seek services from other banking institutions and prospective customers may select other service providers. The risk that we may be perceived as less creditworthy relative to other market participants is increased in the current market environment, where the consolidation of financial institutions, including major global financial institutions, is resulting in a smaller number of much larger counterparties and competitors. If customers reduce their deposits with us or select other service providers for all or a portion of the services that we provide them, net interest income and fee revenues will decrease accordingly, and could have a material adverse effect on our results of operations.
Consumers may decide not to use banks to complete their financial transactions, which could adversely affect our business and results of operations.
Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
If we are unable to attract and retain experienced and qualified personnel, our ability to provide high quality service will be diminished and our results of operations may suffer.
We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. Our business model is dependent upon our ability to provide high quality, personal service at our community banks. In addition, as a holding company that conducts its operations through our subsidiaries, we are focused on providing entrepreneurial-based compensation to the chief executives of each our business units. As a Company with start-up and growth oriented operations, we are cognizant that to attract and retain the managerial talent necessary to operate and grow our businesses we often have to compensate our executives with a view to the business we expect them to manage, rather than the size of the business they currently manage. Accordingly, the restrictions placed on executive compensation through our participation in the Capital Purchase Program, as well any future restrictions, may negatively impact our ability to retain and attract senior management. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

If we are unable to continue to identify favorable acquisitions or successfully integrate our acquisitions, our growth may be limited and our results of operations could suffer.
In the past several years, we have completed numerous acquisitions of banks, other financial service related companies and financial service related assets and may continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions likely will result in Wintrust achieving slower growth. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•	potential exposure to unknown or contingent liabilities or asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business, including diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Wintrust’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
We may participate in FDIC-assisted acquisitions, which could present additional risks to our financial condition.
We may make opportunistic whole or partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC. In addition to the risks frequently associated with acquisitions, an acquisition of a troubled financial institution may involve a greater risk that the acquired assets underperform compared to our expectations. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that such an arrangement will be agreed to, or that it will be sufficient to protect us.
De novo operations and branch openings often involve significant expenses and delayed returns and may negatively impact Wintrust’s profitability.
Our financial results have been and will continue to be impacted by our strategy of de novo bank formations and branch openings. While the recent financial crisis and interest rate environment has caused us to open fewer de novo banks, we expect to undertake additional de novo bank formations or branch openings when market conditions improve. Based on our experience, we believe that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these new banks or branches will ever be profitable. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by start-up costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our financial condition and results of operations.

Changes in accounting standards could materially adversely affect how we report our financial results and condition.
From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2009. There is currently no authorization to repurchase shares of outstanding common stock.
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
Item 6: Exhibits.
(a) Exhibits
10.1	Amended and Restated Credit Agreement, dated as of October 30, 2009 among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on November 5, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2009	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)