Form 10-K
period 2009-12-31
WINTRUST FINANCIAL CORP
filed 2010-03-01
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from     to
Commission File Number 0-21923
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
727 North Bank Lane
Lake Forest, Illinois 60045
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 615-4096
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $16.08, as reported by the NASDAQ Global Select Market, was $375,793,668.
As of February 25, 2010, the registrant had 24,342,040 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 27, 2010 are incorporated by reference into Part III.

PART I
ITEM I. BUSINESS
Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $12.2 billion as of December 31, 2009. We conduct our businesses through three segments: community banking, specialty finance and wealth management.
We provide community-oriented, personal and commercial banking services to customers located in the greater Chicago, Illinois metropolitan area and in southeastern Wisconsin through our fifteen wholly owned banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through our wholly-owned subsidiary, Wintrust Mortgage Corporation. For the years ended December 31, 2009, 2008 and 2007, the community banking segment had net revenues of $393 million, $309 million and $295 million, respectively, and net income (loss) of $(26 million), $38 million and $62 million, respectively. The community banking segment had total assets of $12.0 billion, $10.4 billion and $9.3 billion as of December 31, 2009, 2008 and 2007, respectively. The community banking segment accounted for 62% of our net revenues for the year ended December 31, 2009. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.
We provide financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”), and short-term accounts receivable financing (“Tricom finance receivables”) and out-sourced administrative services through our wholly owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2009, 2008 and 2007, the specialty finance segment had net revenues of $249 million, $80 million and $70 million, respectively, and net income of $121 million, $35 million and $31 million, respectively. The specialty finance segment had total assets of $2.2 billion, $1.4 billion and $1.2 billion as of December 31, 2009, 2008 and 2007, respectively. It accounted for 40% of our net revenues for the year ended December 31, 2009. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.
We provide a full range of wealth management services primarily to customers in the Chicago, Illinois metropolitan area and in southeastern Wisconsin through three separate subsidiaries, including Wayne Hummer Trust Company, N.A. (“WHTC”), Wayne Hummer Investments, LLC (“WHI”) and Wayne Hummer Asset Management Company (“WHAMC”). WHTC, WHI and WHAMC are referred to collectively as “the Wayne Hummer Companies.” For the years ended December 31, 2009, 2008 and 2007, the wealth management segment had net revenues of $50.6 million, $46.7 million and $44.8 million, respectively, and net income of $6 million, $5 million and $3 million, respectively. The wealth management segment had total assets of $62 million, $56 million and $63 million as of December 31, 2009, 2008 and 2007, respectively. It accounted for 8% of our net revenues for the year ended December 31, 2009. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.
Our Business
Community Banking
Through our banks, we provide community-oriented, personal and commercial banking services to customers located in the greater Chicago, Illinois metropolitan area and in southeastern Wisconsin. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. The banks have a community banking and marketing strategy. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, in 2008, we announced the creation of our MaxSafe® deposit accounts, which provide customers with expanded FDIC insurance coverage by spreading a customer’s deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.
We developed our banking franchise through the de novo organization of nine banks and the purchase of seven banks, one of which was merged into an existing Wintrust bank. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities. Following the same business plan, we have formed several additional banks in the Chicago metropolitan market, and completed several acquisitions. As of December 31, 2009, we had 78 banking locations.
We now own fifteen banks, including nine Illinois-chartered banks, Lake Forest Bank and Trust Company (“Lake Forest Bank”), Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of The Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks, Barrington Bank and Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Advantage National Bank (“Advantage Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”).
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
We also engage in the origination and purchase of residential mortgages for sale into the secondary market through our wholly-owned subsidiary, Wintrust Mortgage Corporation, and provide the document preparation and other loan closing services to a network of mortgage brokers. Wintrust Mortgage Corporation sells its loans with servicing released and does not currently engage in mortgage loan servicing. Mortgage banking operations are also performed within each of the banks. The banks engage in loan servicing, as a portion of the loans sold by the banks into the secondary market are sold to the Federal National Mortgage Association (“FNMA”) with the servicing of those loans retained. Wintrust Mortgage Corporation maintains principal origination offices in eleven states, including Illinois, and originates loans in other states through wholesale and correspondent channels. Wintrust Mortgage Corporation also established offices at several of the banks and provides the banks with the ability to use an enhanced loan origination and documentation system. This allows Wintrust Mortgage Corporation and the banks to better utilize existing operational capacity and improve the product offering for the banks’ customers.
In December 2008, Wintrust Mortgage Corporation acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”) for an initial cash purchase price of $1.4 million, plus potential contingent consideration of up to $1.5 million per year in each of the following three years dependent upon reaching certain earnings thresholds.
We also offer several niche lending products through the banks. These include Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending and Lake Forest Bank’s franchise lending program which provides lending primarily to restaurant franchisees. Hinsdale Bank operated an indirect auto lending program which originated new and used automobile loans that were purchased by the banks. In the third quarter of 2008, we exited this business due to competitive pricing pressures, the current economic environment and the retirement of the founder of this niche business. Hinsdale Bank will continue to service its existing portfolio generated by this business for the duration of the credits. The loans were generated through a network of automobile dealers located in the Chicago area, secured by new and used vehicles and diversified among many individual borrowers. At December 31, 2009, indirect auto loans totaled $90.9 million and comprised approximately 1% of our loan portfolio. These other specialty loans (including the indirect auto loans) generated through divisions of the banks comprised approximately 5.6% of our loan and lease portfolio at December 31, 2009.
Specialty Finance
We conduct our specialty finance businesses through indirect non-bank subsidiaries. Our wholly owned subsidiary, FIFC engages in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance.
FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. Approved medium and large insurance agents and brokers located throughout the United States assist FIFC in arranging each commercial premium finance loan between the borrower and FIFC. FIFC evaluates each loan request according to its underwriting criteria including the down payment amount, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower’s previous payment history, if any, and other factors deemed necessary. Upon approval of the loan by FIFC, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIFC may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIFC’s behalf. In some cases, the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIFC in the event of a default by the borrower. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIFC may be more susceptible to third party (i.e., agent or broker) fraud. While FIFC has not experienced any material fraud in recent years, it performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud.
In 2007, FIFC expanded and began financing life insurance policy premiums for high net-worth individuals. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. In 2009, FIFC significantly expanded its life insurance premium finance business by purchasing a portfolio of domestic life insurance premium finance loans with an aggregate unpaid principal balance of approximately $1.0 billion and certain related assets from two affiliates of American International Group, Inc. (“AIG”), for an aggregate purchase price of $745.9 million.
Through our wholly-owned subsidiary, Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2009, Tricom processed payrolls with associated client billings of approximately $200 million and contributed approximately $4.5 million to our revenue, net of interest expense.
Wealth Management Activities
We currently offer a full range of wealth management services through three separate subsidiaries, including trust and investment services, asset management and securities brokerage services, marketed primarily under the Wayne Hummer name. We acquired WHI and WHAMC, which are headquartered in Chicago, in February 2002. To further expand our wealth management business, in February 2003, we acquired Lake Forest Capital Management Company, a registered investment adviser with approximately $300 million of assets under management at the time of acquisition. Lake Forest Capital Management Company was merged into WHAMC. In April 2009, WHAMC purchased certain assets and assumed certain liabilities of Advanced Investment Partners, LLC (“AIP”). AIP specializes in the active management of domestic equity investment strategies and expands WHAMC’s institutional investment business. At December 31, 2009, the Company’s wealth management subsidiaries had approximately $9.1 billion of assets under management, which includes $1.2 billion of assets owned by the Company and its subsidiary banks.
WHTC, our trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of our fifteen banks. WHTC is subject to regulation, supervision and regular examination by the OCC.
WHI, our registered broker/dealer subsidiary, has been in operations since 1931. Through WHI, we provide a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2009, established branch locations in offices at a majority of our banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.
WHAMC, a registered investment adviser, provides money management services and advisory services to individuals, mutual funds and institutional municipal and tax-exempt organizations. WHAMC also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans as well as money management and advisory services to WHTC.
Strategy and Competition
Historically, we have executed a growth strategy through branch openings and de novo bank formations, expansion of our wealth management and premium finance business, development of specialized earning asset niches and acquisitions of other community-oriented banks or specialty finance companies. However, beginning in 2006, we made a decision to slow our growth due to unfavorable credit spreads, loosened underwriting standards by many of our competitors, and intense price competition. In August 2008, we raised $50 million of private equity. This investment was followed shortly by an investment by the U.S. Treasury of $250 million through the Capital Purchase Program (“CPP”). The CPP investment was not necessary for our short- or long-term health. However, the CPP investment presented an opportunity for the Company. By providing us with a significant source of relatively inexpensive capital, the Treasury’s CPP investment allowed us to accelerate our growth cycle, expand lending and meet former Treasury Secretary Paulson’s stated purpose for the program, which was “designed to attract broad participation by healthy institutions” that “have plenty of capital to get through this period, but are not positioned to lend as widely as is necessary to support our economy.”
With this additional $300 million of additional capital, we began to increase our lending and deposits in late 2008 and into 2009. This additional capital allowed us to be in a position to take advantage of opportunities in a disrupted marketplace during 2009 by increasing our lending as other financial institutions pulled back and to hire quality lenders and other staff away from larger and smaller institutions that may have substantially deviated from a customer-focused approach or who may have substantially limited the ability of their staff to provide credit or other services to their customers.
Our strategy and competitive position for each of our business segments is summarized in further detail, below.
Community Banking
We compete in the commercial banking industry through our banks in the communities they serve. The commercial banking industry is highly competitive and the banks face strong direct competition for deposits, loans, and other financial-related services. The banks compete with other commercial banks, thrifts, credit unions and stockbrokers. Some of these competitors are local, while others are statewide or nationwide.
As a mid-size financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital raising capabilities.
We also believe we are positioned to compete more effectively with other larger and more diversified banks, bank holding companies and other financial services companies due to the multi-chartered approach that pushes accountability for building a franchise and a high level of customer service down to each of our banking franchises. Additionally, we believe that we provide a relatively complete portfolio of products that is responsive to the majority of our customers’ needs through the retail and commercial operations supplied by our banks, and through our mortgage and wealth management operations.
The breadth of our product mix allows us to compete effectively with our larger competitors while our multi-chartered approach with local and accountable management provides for what we believe is superior customer service relative to our larger and more centralized competitors.
However, some of the financial institutions and financial services organizations with which the banks compete are not subject to the same degree of regulation as imposed on financial holding companies, Illinois or Wisconsin state banks and national banking associations. In addition, the larger banking organizations have significantly greater resources than those available to the banks. As a result, such competitors have advantages over the banks in providing certain non-deposit services. Management views technology as a great equalizer to offset some of the inherent advantages of its significantly larger competitors.
Wintrust Mortgage Corporation, as well as the mortgage banking functions within the banks, competes with large mortgage brokers as well as other banking organizations. The mortgage banking business is very competitive and significantly impacted by changes in mortgage interest rates. We believe that mortgage banking revenue will be a continuous source of revenue, but the level of revenue will be impacted by changes in and the general level of mortgage interest rates.
Specialty Finance
FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, and other lending institutions. Some of its competitors are larger and have greater financial and other resources. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. Additionally, we believe that FIFC’s acquisition of a large life insurance premium finance portfolio and related assets in 2009 will enhance our ability to market and sell life insurance premium finance products.
Tricom competes with numerous other firms, including a small number of similar niche finance companies and payroll processing firms, as well as various finance companies, banks and other lending institutions. Tricom’s management believes that its commitment to service distinguishes it from competitors. To the extent that other finance companies, financial institutions and payroll processing firms add greater programs and services to their existing businesses, Tricom’s operations could be negatively affected.

Wealth Management Activities
Our wealth management companies (WHTC, WHI and WHAMC) compete with larger wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. We believe we can successfully compete for trust, asset management and brokerage business by offering personalized attention and customer service to small to midsize businesses and affluent individuals. We continue to recruit and hire experienced professionals from the larger Chicago area wealth management companies, which is expected to help in attracting new customer relationships.
Employees
At December 31, 2009, the Company and its subsidiaries employed a total of 2,381 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
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
Supervision and Regulation
Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations and regulatory interpretations thereof. Any change in applicable laws or regulations may have a material effect on the business of commercial banks and bank holding companies, including the Company, the Banks, FIFC, WHTC, WHI, WHAMC, Tricom and Wintrust Mortgage Corporation. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies. This section discusses recent regulatory developments impacting the Company and its subsidiaries, including the Emergency Economic Stabilization Act and the Temporary Liquidity Guarantee Program. Following that presentation, the discussion turns to the regulation and supervision of the Company and its subsidiaries under various federal and state rules and regulations applicable to bank holding companies, broker-dealer and investment advisors.
Extraordinary Government Programs
Since October of 2008, the federal government, the Federal Reserve Bank of New York (the “New York Fed”) and the Federal Deposit Insurance Corporation (the “FDIC”) have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system. The Company participates in three of such programs: the Capital Purchase Program, administered by the U.S. Department of the Treasury (“Treasury”), the Term Asset-Backed Securities Loan Facility (“TALF”), created by the New York Fed, and the Temporary Liquidity Guarantee Program (“TLGP”), created by the FDIC.
Participation in Capital Purchase Program. In October 2008, the Treasury announced that it intended to use a portion of the initial funds allocated to it pursuant to the Troubled Asset Relief Program (“TARP”), created by the Emergency Economic Stabilization Act of 2008 (“EESA”), to invest directly in financial institutions through the newly-created Capital Purchase Program. At that time, U.S. Treasury Secretary Henry Paulson stated that the program was “designed to attract broad participation by healthy institutions” which “have plenty of capital to get through this period, but are not positioned to lend as widely as is necessary to support our economy.”
The Company’s management believed at the time of the CPP investment, as it does now, that Treasury’s CPP investment was not necessary for the Company’s short or long-term health. However, the CPP investment presented an opportunity for the Company. By providing the Company with a significant source of relatively inexpensive capital, the Treasury’s CPP investment allows the Company to accelerate its growth cycle and expand lending.
Consequently, the Company applied for CPP funds and its application was accepted by Treasury. The amount of the CPP investment represented substantially all of the funds for which we were eligible under Treasury’s CPP application procedures. As a result, on December 19, 2008, the Company entered into an agreement with the U.S. Department of the Treasury to participate in Treasury’s CPP, pursuant to which the Company issued and sold 250,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and a warrant (the “warrant”) to purchase 1,643,295 shares of its common stock to Treasury in exchange for aggregate consideration of $250 million (the “CPP investment”).

The preferred stock qualifies as Tier 1 capital and pays a cumulative dividend rate of 5%, or $12.5 million, per annum for the first five years and a rate of 9%, or $22.5 million, per annum beginning on February 15, 2014. The preferred stock is non-voting, other than class voting rights on certain matters that could amend the rights of, or adversely affect, the stock, or as otherwise required by law. The preferred stock has a liquidation preference of $1,000 per share and ranks pari passu with the Company’s 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A with respect to dividends, distributions, liquidation, dissolution and winding-up. While the preferred stock is outstanding, the Company is prohibited from issuing securities senior to the preferred stock without approval of holders of 66 2/3% of the shares of preferred stock. The Company presently does not have any securities which rank senior to its preferred stock.
Pursuant to the terms of the warrant, the holder of the warrant is entitled to purchase 1,643,295 shares of the Company’s common stock for $22.82 per share, or an aggregate exercise price of $37.5 million. The warrant is immediately exercisable and has a ten year term.
The warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets by the Company to holders of its common stock, and upon certain issuances of common stock at or below a specified price relative to the initial exercise price. Pursuant to the purchase agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.
While EESA imposed some limitations and conditions on the Company’s ability to redeem the preferred stock, those limitations and conditions were eliminated with the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”). Now the Company is permitted, subject to consultation with the appropriate Federal banking agency, to repay the preferred stock at any time. If the Company repurchases the preferred stock, it may also repurchase the warrant at fair market value. In the event the Company does not repurchase the warrant, the Secretary of the Treasury is required to liquidate the warrant.
The Treasury may transfer the preferred stock to a third party at any time. The Company has filed, and has agreed to maintain the effectiveness of, a registration statement covering the preferred stock, the warrant, and the shares of common stock underlying the warrant. Neither the preferred stock nor the warrant is subject to any contractual restrictions on transfer.
Participation in the CPP impacts the rights of the Company’s existing common shareholders in a number of ways. These include limitations on the Company’s ability to pay dividends, the potential election of new directors by holders of the preferred stock and limitations upon the Company’s ability to attract and retain senior executives caused by restrictions upon such executives’ compensation. In addition, participation in the CPP creates restrictions upon the Company’s ability to increase dividends on its common stock or to repurchase its common stock until three years have elapsed, unless (i) all of the preferred stock issued to the Treasury is redeemed, (ii) all of the preferred stock issued to the Treasury has been transferred to third parties, or (iii) the Company receives the consent of the Treasury. In addition, the Treasury has the right to appoint two additional directors to the Wintrust board if the Company misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock. Pursuant to the terms of the certificate of designations creating the CPP preferred stock, the Company’s board will be automatically expanded to include such directors, upon the occurrence of the foregoing conditions.
In conjunction with the Company’s participation in the CPP, the Company was required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards initially applied to the chief executive officer, chief financial officer, plus the three most highly compensated executive officers. However, many such restrictions now apply to the next 20 most highly compensated employees in addition to our senior executive officers. In addition, the Company is required to not deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.
Participation in the CPP subjects the Company to increased oversight by the Treasury, banking regulators and Congress. Under the terms of the CPP, the Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law and to inspect corporate books and records through Wintrust’s federal banking regulator.
On June 10, 2009, the U.S. Treasury issued interim final rules implementing the compensation and corporate governance requirements under the ARRA, which amended the requirements of the EESA, as described in our quarterly report for the quarter ended March 31, 2009. The rules apply to us as a recipient of funds under the CPP as of the date of publication in the Federal Register on June 15, 2009. The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

TALF-Eligible Issuance. In September 2009, the Company’s indirect subsidiary, FIFC Premium Funding I, LLC, sold $600 million in aggregate principal amount of its Series 2009-A Premium Finance Asset Backed Notes, Class A (the “Notes”), which were issued in a securitization transaction sponsored by FIFC. FIFC Premium Funding I, LLC’s obligations under the Notes are secured by premium finance receivables made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies.
At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in non-TALF-eligible transactions. However, as is true in the case of the CPP investment, the Company’s management views the TALF-eligible securitization as a funding mechanism offering the Company the ability to accelerate its growth plan, rather than one essential to the maintenance of the Company’s “well capitalized” status.
TLGP Guarantee. In November 2008, the FDIC adopted a final rule establishing the TLGP. The TLGP provided two limited guarantee programs: One, the Debt Guarantee Program, guaranteed newly-issued senior unsecured debt, and another, the Transaction Account Guarantee program (“TAG”) guaranteed certain non-interest-bearing transaction accounts at insured depository institutions. All insured depository institutions that offer non-interest-bearing transaction accounts had the option to participate in either program. The Company did not participate in the Debt Guarantee Program.
In December 2008, each of the Company’s subsidiary banks elected to participate in the TAG, which provides unlimited FDIC insurance coverage for the entire account balance in exchange for an additional insurance premium to be paid by the depository institution for accounts with balances in excess of the current FDIC insurance limit of $250,000. This additional insurance coverage would continue through December 31, 2009. In October 2009, the FDIC notified depository institutions that it was extending the TAG program for an additional six months until June 30, 2010 at the option of participating banks. The Company’s subsidiary banks have determined that it is in their best interest to continue participation in the TAG program and have opted to participate for the additional six-month period. The Company’s subsidiary banks will pay an annualized premium for that additional deposit insurance protection of between 15 and 25 basis points on the aggregate amount of their non-interest bearing transaction accounts.
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
In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing growth, whether internally or through acquisition, are expected to maintain strong capital positions substantially above the minimum levels. In light of the recent financial turmoil, it is generally expected that capital requirements will be revisited on a national and international basis.

As of December 31, 2009, the Company’s total capital to risk-weighted assets ratio was 12.4%, its Tier 1 Capital to risk-weighted asset ratio was 11.0% and its leverage ratio was 9.3%. Capital requirements for the Banks generally parallel the capital requirements previously noted for bank holding companies. Each of the Banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2009, each of the Company’s Banks was categorized as “well capitalized.” In order to maintain the Company’s designation as a financial holding company, each of the Banks is required to maintain capital ratios at or above the “well capitalized” levels.
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
Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by bank holding companies.
Bank Regulation; Federal Deposit Insurance Act
General. The deposits of the Banks are insured by the Deposit Insurance Fund under the provisions of the Federal Deposit Insurance Act, as amended (the “FDIA”), and the Banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes, Town Bank and St. Charles Bank and the OCC in the case of Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank, Old Plank Trail Bank, and WHTC) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office and any change-in-control of an insured bank that is not subject to review by the Federal Reserve as a holding company regulator. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The appropriate federal regulatory authority with respect to each bank also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks to their directors, executive officers and principal shareholders.
Prompt Corrective Action. The FDIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investments activities, capital distributions and management fees and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, the FDIA provides for enhanced supervisory authority, including authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of the FDIA and their implementing regulations generally apply to all FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of the FDIA.
Standards for Safety and Soundness. The FDIA requires the federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIA. The guidelines establish general standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. Additional restrictions on compensation apply to the Company as a result of its participation in the CPP. See “—Extraordinary Government Programs — Participation in Capital Purchase Program.” In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an under-capitalized association is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.
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
Insurance of Deposit Accounts. Under the FDIA, as an FDIC-insured institution, each of the Banks is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (“DIF”). Each institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light the significant increase in depository institution failures in 2008 and 2009 and the temporary increase of general deposit insurance limits to $250,000 per depositor under EESA (scheduled to expire on December 31, 2013), the DIF incurred substantial losses in 2008 and 2009. Accordingly, the FDIC took action during 2009 to revise its risk-based assessment system, to collect certain special assessments, and to accelerate the payment of assessments. Under the new risk-based assessment system, adjusted deposit insurance assessments can range from a low of 7 basis points to a high of 77.5 basis points. The premiums will further increase uniformly by 3 basis points in 2011. In addition, on September 30, 2009, the FDIC collected a special assessment from each insured institution, and on November 12, 2009, the FDIC approved a final rule requiring that insured institutions prepay 13 quarters of deposit insurance premiums. The Banks made their prepayments of $59.8 million on December 30, 2009. These prepaid premiums are recorded as a prepaid expense on our financial statements. As a result of all these actions, the Banks paid a total of $77.8 million in deposit insurance premiums in 2009. Notwithstanding these actions, there is a risk that the Bank’s deposit insurance premiums will continue to increase if failures of insured depository institutions continue to deplete the DIF.
In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annualized assessment rate is 1.06 cents per $100 of deposits for the first quarter of 2010.

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
Bank Regulation; Additional Regulation of Dividends
As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank, each may not pay dividends in an amount greater than its current net profits after deducting losses bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. As a Wisconsin state-chartered bank, Town Bank may declare dividends out of its undivided profits, after provision for payment of all expenses, losses, required reserves, taxes, and interest. In addition, if Town Bank’s dividends declared and paid in either of the prior two years exceeded net income for such year, then the bank may not declare a dividend that exceeds year-to-date net income except with written consent of the Wisconsin Division of Financial Institutions. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Company’s Illinois-chartered banks and Town Bank, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account unless there is approval by the Federal Reserve. Similarly, as national associations supervised by the OCC, Barrington Bank, Crystal Lake Bank, Beverly Bank, Advantage Bank, Old Plank Trail Bank and WHTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, nor may any of them declare a dividend in excess of undivided profits. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice or if it determines that the institution is undercapitalized.
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
Protection of Client Information. Many aspects of the Company’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the GLB Act as well as the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”). Provisions of the GLB Act require a financial institution to disclose its privacy policy to customers and consumers, and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with certain nonaffiliated third persons. The Company and each of the Banks have a written privacy notice that is delivered to each of their customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. In accordance with that privacy notice, the Company and each Bank protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others. The Company and each Bank require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLB Act. The Company and each Bank have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. The federal banking regulators have interpreted the requirements of the GLB Act to require banks to take, and the Company and the Banks are subject to state law requirements that require them to take, certain actions in the event that certain information about customers is compromised. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Company and/or each Bank may need to amend their privacy policies and adapt their internal procedures. The Company and the Banks may also be subject to additional requirements under state laws.
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
Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank and savings association acquisitions. An unsatisfactory record of performance may be the basis for denying or conditioning approval of an application by a financial institution or its holding company. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the Banks received a “satisfactory” rating from the Federal Reserve, the OCC or the FDIC on their most recent CRA performance evaluations except for one Bank that received a “needs improvement” rating. Because one of the Banks received a “needs improvement” rating on its most recent CRA performance evaluation, and given the Company’s financial holding company status, the Company is now subject to restrictions on further expansion of the Company’s or the Banks’ activities.
Federal Reserve System. The Banks are subject to Federal Reserve regulations requiring depository institutions to maintain interest-bearing reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2010, the first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve for each Bank) are exempt from the reserve requirements. A 3% reserve ratio applied to balances over $10.7 million up to and including $43.9 million and a 10% reserve ratio applied to balances in excess of $55.2 million.
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
Compliance with Consumer Protection Laws. The Banks are also subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Fund Transfer Act, the Federal Trade Commission Act and analogous state statutes, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Soldiers’ and Sailors’ Civil Relief Act and the Home Mortgage Disclosure Act. Wintrust Mortgage Corporation must also comply with many of these consumer protection statutes and regulations. Violation of these statutes can lead to significant potential liability, in litigation by consumers as well as enforcement actions by regulators. Among other things, these acts:
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
In 2008 and 2009, federal regulators finalized a number of significant amendments to the regulations implementing these statutes. Among other things, the Federal Reserve has adopted new rules applicable to the Banks (and in some cases, Wintrust Mortgage Corporation) that govern various aspects of consumer credit and rules that govern practices and disclosures with respect to overdraft programs. These rules may affect the profitability of our consumer banking activities.
There are currently pending proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2010 or beyond. In addition, federal and state regulators have issued, and may in the future issue, guidance on these requirements, or other aspects of the Company’s business. The developments may impose additional burdens on the Company and its subsidiaries.
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
Limitations on Ownership. Under the Illinois Banking Act, any person who acquires 25% or more of the Company’s stock may be required to obtain the prior approval of the Illinois Secretary. Similarly, under the Federal Change in Bank Control Act, a person must give 60 days written notice to the Federal Reserve and may be required to obtain the prior regulatory consent of the Federal Reserve before acquiring control of 10% or more of any class of the Company’s outstanding stock. Generally, an acquisition of more than 10% of the Company’s stock by a corporate entity, including a corporation, partnership or trust, and more than 5% of the Company’s stock by a bank holding company, would require prior Federal Reserve approval under the BHC Act.
Enhanced Supervisory Procedures for De Novo Banks. In August 2009, the FDIC adopted enhanced supervisory procedures for de novo banks, which extended the special supervisory period for such banks from three to seven years. Throughout the de novo period, newly chartered banks will be subject to higher capital requirements, more frequent examinations and other requirements.
Broker-Dealer and Investment Adviser Regulation
WHI and WHAMC are subject to extensive regulation under federal and state securities laws. WHI is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and in all 50 states, the District of Columbia and the U.S. Virgin Islands. Both WHI and WHAMC are registered as investment advisers with the SEC. In addition, WHI is a member of several self-regulatory organizations (“SRO”), including the Financial Industry Regulatory Authority (“FINRA”), the Chicago Stock Exchange and the NASDAQ Global Select Market. Although WHI is required to be registered with the SEC, much of its regulation has been delegated to SROs that the SEC oversees, including FINRA and the national securities exchanges. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. WHI is also subject to regulation by state securities commissions in states in which it conducts business. WHI and WHAMC are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities regulatory agencies.
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
As a registered broker-dealer, WHI is subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges. Net capital rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. Rules of FINRA and other SROs also impose limitations and requirements on the transfer of member organizations’ assets. Compliance with net capital requirements may limit the Company’s operations requiring the intensive use of capital. These requirements restrict the Company’s ability to withdraw capital from WHI, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. WHI is a member of the Securities Investor Protection Corporation (“SIPC”), which subject to certain limitations, serves to oversee the liquidation of a member brokerage firm, and to return missing cash, stock and other securities owed to the firm’s brokerage customers, in the event a member broker-dealer fails. The general SIPC protection for customers’ securities accounts held by a member broker-dealer is up to $500,000 for each eligible customer, including a maximum of $100,000 for cash claims. SIPC does not protect brokerage customers against investment losses.
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
In 2008 and 2009, there was significant disruption of credit markets on a national and global scale. Liquidity in credit markets was severely depressed. Major financial institutions sought bankruptcy protection, and a number of banks have failed and been placed into receivership or acquired. Other major financial institutions — including Fannie Mae, Freddie Mac, and AIG — have been entirely or partially nationalized by the federal government. The economic conditions in 2008 and 2009 have also affected consumers and businesses, including their ability to repay loans. This has been particularly true in the mortgage area. Real estate values have decreased in many areas of the country. There has been a large increase in mortgage defaults and foreclosure filings on a nationwide basis.

In response to these events, there have also been an unprecedented number of governmental initiatives designed to respond to the stresses experienced in financial markets in 2008 and 2009. Treasury, the Federal Reserve, the FDIC and other agencies have taken a number of steps to enhance the liquidity support available to financial institutions. The Company and the Banks have participated in some of these programs, such as the CPP under the TARP. There have been other initiatives that have had an effect on credit markets generally, even though the Company has not participated. These programs and additional programs may or may not continue in 2010. Federal and state regulators have also issued guidance encouraging banks and other mortgage lenders to make accommodations and re-work mortgage loans in order to avoid foreclosure. Additional programs to mitigate foreclosure have been proposed in Congress and by federal regulators, and may affect the Company in 2010.
Supplemental Statistical Data
The following statistical information is provided in accordance with the requirements of The Securities Act Industry Guide 3, Statistical Disclosure by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in this Form 10-K.
Investment Securities Portfolio
The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

U.S. Treasury	$110,816	—	33,109
U.S. Government agencies	576,176	298,729	322,043
Municipal	65,336	59,295	49,127
Corporate notes and other debt
Financial issuers	41,746	9,052	10,538
Retained subordinated securities	47,702	—	—
Other	—	23,434	36,869
Mortgage-backed
Agency	216,544	281,094	679,180
Non-agency CMOs	107,984	4,213	9,666
Non-agency CMOs — Alt A	50,778	—	—
Federal Reserve/FHLB stock	73,749	71,069	70,065
Other equity securities	37,984	37,787	93,240

Total available-for-sale securities	$1,328,815	784,673	1,303,837

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2009 and 2008 are included by reference to Note 3 to the Consolidated Financial Statements included in the 2009 Annual Report to Shareholders, which is incorporated herein by reference. The fair value of available-for-sale securities as of December 31, 2009, by maturity distribution, are as follows (in thousands):

						Federal
						Reserve /
			From 5			FHLB stock
	Within	From 1	to 10	After	Mortgage-	and other
	1 year	to 5 years	years	10 years	backed	equities	Total

U.S. Treasury	$—	—	110,816	—	—	—	110,816
U.S. Government agencies	35,070	202,618	186,574	151,914	—	—	576,176
Municipal	15,087	16,943	17,111	16,195	—	—	65,336
Corporate notes and other debt
Financial issuers	14,001	2,591	4,295	20,859	—	—	41,746
Retained subordinated securities	47,702	—	—	—	—	—	47,702
Mortgage-backed (1)
Agency	—	—	—	—	216,544	—	216,544
Non-agency CMOs	—	—	—	—	107,984	—	107,984
Non-agency CMOs — Alt A	—	—	—	—	50,778	—	50,778
Federal Reserve/FHLB stock	—	—	—	—	—	73,749	73,749
Other equity securities	—	—	—	—	—	37,984	37,984

Total available-for-sale securities	$111,860	222,152	318,796	188,968	375,306	111,733	1,328,815

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.
The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2009:

						Federal
						Reserve /
			From 5			FHLB stock
	Within	From 1	to 10	After	Mortgage-	and other
	1 year	to 5 years	years	10 years	backed	equities	Total

U.S. Treasury	—	—	2.45%	—	—	—	2.45%
U.S. Government agencies	0.17%	0.76%	1.62%	4.03%	—	—	1.87%
Municipal	2.28%	5.61%	4.24%	7.46%	—	—	4.94%
Corporate notes and other debt
Financial issuers	5.76%	8.19%	5.45%	6.68%	—	—	6.34%
Retained subordinated securities	5.97%	—	—	—	—	—	5.97%
Mortgage-backed (1)
Agency	—	—	—	—	5.52%	—	5.52%
Non-agency CMOs	—	—	—	—	7.73%	—	7.73%
Non-agency CMOs — Alt A	—	—	—	—	7.83%	—	7.83%
Federal Reserve/FHLB stock	—	—	—	—	—	2.47%	2.47%
Other equity securities	—	—	—	—	—	4.28%	4.28%

Total available-for-sale securities	3.63%	1.22%	2.10%	4.62%	6.47%	3.09%	3.76%

(1)	The maturities of mortgage-backed securities may differ from contractual maturities since the underlying mortgages may be called or prepaid without penalties. Therefore, these securities are not included within the maturity categories above.

ITEM 1A. RISK FACTORS
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
The U.S. economy has been in recession since the third quarter of 2008, and the housing and real estate markets have been experiencing extraordinary slowdowns since 2007. Additionally, unemployment rates have continued to rise during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil has led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity. Net charge-offs were $137.4 million in 2009 and $37.0 million in 2008. Although non-performing loans decreased to $131.8 million as of December 31, 2009 from $231.7 million at September 30, 2009 and $136.1 million as of December 31, 2008, other real estate owned (“OREO”) increased to $80.2 million at December 31, 2009 from $40.6 million at September 30, 2009 and $32.6 million at December 31, 2008. Continued weakness or further deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Because our allowance for loan losses represents an estimate of probable losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly in the case of continued adverse changes in the economy, market conditions, or events that adversely affect specific customers. For example, in 2009, we charged off $137.4 million in loans (net of recoveries) and increased our allowance for loan losses from $69.8 million at December 31, 2008 to $98.3 million at

December 31, 2009 as a result of the economic recession and financial crisis. Our allowance for loan losses represents 1.17% of total loans outstanding at December 31, 2009, compared to 0.92% at December 31, 2008. This increase is primarily the result of deterioration in our commercial and commercial real estate loan portfolios, which comprised 60% of our total loan portfolio as of December 31, 2009. Estimating loan loss allowances for our newer banks is more difficult because rapidly growing and de novo bank loan portfolios are, by their nature, unseasoned. Therefore, our newer bank subsidiaries may be more susceptible to changes in estimates, and to losses exceeding estimates, than banks with more seasoned loan portfolios.
Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, our financial condition and liquidity could be materially adversely affected.
For more information regarding our allowance for loan losses, see “Allowance for Loan Losses” under Management’s Discussion and Analysis of Results of Operations and Financial Condition and Results of Operations.
Unanticipated changes in prevailing interest rates could adversely affect our net interest income, which is our largest source of income.
Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Net interest income represents our largest source of net income, and was $311.9 million and $244.6 million for the years ended December 31, 2009 and 2008, respectively. In particular, our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change.
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
We seek to mitigate our interest rate risk through several strategies, which may not be successful. For example, with the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $2.0 million, $29.0 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009 and 2007, we had fewer opportunities to use this mitigation methodology due to lower than acceptable security yields and related option pricing. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.
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
Furthermore, we are subject to certain restrictions as a result of our participation in the Capital Purchase Program. In particular, prior to December 19, 2011, unless we have redeemed all of the preferred stock or the Treasury has transferred all of the preferred stock to a third party, the consent of the Treasury will be required for us to, among other things, increase our common stock dividend or repurchase our common stock or other preferred stock (with certain exceptions, including the repurchase of common stock to offset share dilution from equity-based employee compensation awards). The terms of the Capital Purchase Program also place limitations on our executive compensation practices, which may have a negative impact on our ability to retain or attract well qualified and experienced senior officers. The inability to retain or attract well qualified senior officers could materially and adversely affect business, results of operations, financial condition, access to funding and, in turn, the trading price of our common stock. We may also become subject to additional restrictions in the future, as the Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable federal law.
Legislative and regulatory actions taken now or in the future regarding the financial services industry may significantly increase our costs or limit our ability to conduct our business in a profitable manner.
As a result of the ongoing financial crisis and challenging market conditions and concerns regarding the consumer lending practices of certain institutions, we expect to face increased regulation and regulatory and political scrutiny of the financial services industry, including as a result of our participation in the Capital Purchase Program. We are already subject to extensive federal and state regulation and supervision. The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably. While we are unable to predict the scope or impact of any potential legislation or regulatory action, bills that would result in significant changes to financial institutions have been introduced in Congress and it is possible that such legislation or implementing regulations could significantly increase our regulatory compliance costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, interfere with our executive compensation plans, or limit our ability to pursue business opportunities in an efficient manner including our plan for de novo growth and growth through acquisitions.
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
These developments have caused our FDIC insurance premiums to increase, and may cause additional increases. On September 30, 2009, the FDIC collected a special assessment from each insured institution, and additional assessments are possible. In addition, on November 12, 2009, the FDIC approved a final rule requiring that insured institutions prepay

13 quarters estimated deposit insurance premiums. The banks made their prepayments on December 30, 2009. These prepaid premiums are recorded as a prepaid expense on our financial statements.
The financial services industry is very competitive, and if we are not able to compete effectively, we may lose market share and our business could suffer.
We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Many of these competitors have substantially greater resources and market presence than Wintrust and, as a result of their size, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced. This could adversely affect our profitability and have a material adverse effect on our financial condition and results of operations.
Our ability to compete successfully depends on a number of factors, including, among other things:
•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service and high ethical standards;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the ability to expand our market position;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
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
We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”). Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2009, we had $730.1 million of commercial insurance premium finance loans outstanding, which represented 9% of our total loan portfolio as of such date.
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
In September 2009, our indirect subsidiary, FIFC Premium Funding I, LLC, sold $600 million in aggregate principal amount of its Series 2009-A Premium Finance Asset Backed Notes, Class A (the “Notes”), which were issued in a securitization transaction sponsored by FIFC. The related indenture contains certain financial and other covenants that must be met in order to continue to sell notes into the facility. In addition, if any of these covenants are breached, the holders of the Notes may, under certain circumstances, declare a rapid amortization event, which would require us to repay any outstanding notes immediately. Such an event would significantly impair our financial condition and liquidity.
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
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Wintrust’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. Furthermore, we may face competition from other financial institutions with respect to proposed FDIC-assisted transactions.
We may participate in FDIC-assisted acquisitions, which could present additional risks to our financial condition.
We may make opportunistic whole or partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC. In addition to the risks frequently associated with acquisitions, an acquisition of a troubled financial institution may involve a greater risk that the acquired assets underperform compared to our expectations. Because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks including, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share and share ownership.
De novo operations and branch openings often involve significant expenses and delayed returns and may negatively impact Wintrust’s profitability.
Our financial results have been and will continue to be impacted by our strategy of de novo bank formations and branch openings. While the recent financial crisis and interest rate environment has caused us to open fewer de novo banks, we expect to undertake additional de novo bank formations or branch openings when market conditions improve. Based on our experience, we believe that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these new banks or branches will ever be profitable. Moreover, the FDIC’s recent issuance extending the enhanced supervisory period for de novo banks from three to seven years, including higher capital requirements during this period, could also delay a new bank’s ability to contribute to the Company’s earnings and impact the Company’s willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by start-up costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our financial condition and results of operations.

Changes in accounting policies or accounting standards could materially adversely affect how we report our financial results and condition.
Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses. From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
Anti-takeover provisions could negatively impact our stockholders.
Certain provisions of our articles of incorporation, by-laws and Illinois law may have the effect of impeding the acquisition of control of Wintrust by means of a tender offer, a proxy fight, open-market purchases or otherwise in a transaction not approved by our board of directors. For example, our board of directors may issue additional authorized shares of our capital stock to deter future attempts to gain control of Wintrust, including the authority to determine the terms of any one or more series of preferred stock, such as voting rights, conversion rates and liquidation preferences. As a result of the ability to fix voting rights for a series of preferred stock, the board has the power, to the extent consistent with its fiduciary duty, to issue a series of preferred stock to persons friendly to management in order to attempt to block a merger or other transaction by which a third party seeks control, and thereby assist the incumbent board of directors and management to retain their respective positions. In addition, our articles of incorporation expressly elect to be governed by the provisions of Section 7.85 of the Illinois Business Corporation Act, which would make it more difficult for another party to acquire us without the approval of our board of directors. The ability of a third party to acquire us is also limited under applicable banking regulations. The Bank Holding Company Act of 1956 requires any “bank holding company” (as defined in that Act) to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the Bank Holding Company Act.
These provisions may have the effect of discouraging a future takeover attempt that is not approved by our board of directors but which our individual shareholders may deem to be in their best interests or in which our shareholders may receive a substantial premium for their shares over then-current market prices. As a result, shareholders who might desire to participate in such a transaction may not have an opportunity to do so. Such provisions will also render the removal of our current board of directors or management more difficult.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s executive offices are located in the banking facilities of Lake Forest Bank. Certain corporate functions are also located at the various Bank subsidiaries.
The Company’s Banks operate through 78 banking facilities, the majority of which are owned. The Company owns 123 Automatic Teller Machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. Excess space in certain properties is leased to third parties.
The Wayne Hummer Companies have one location in downtown Chicago, one in Appleton, Wisconsin, and two locations in Florida, all of which are leased, as well as office locations at various Banks. Wintrust Mortgage Corporation has 31 locations in eleven states, all of which are leased, as well as office locations at various Banks. FIFC has one location which is owned and three which are leased. Tricom has one location which is owned. WITS has one location which is owned as well as an office location at one of the Banks. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
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
ITEM 4. [RESERVED]
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2009 and 2008.

	2009		2008
	High	Low	High	Low

Fourth Quarter	$33.87	$25.00	$32.00	$15.37
Third Quarter	29.73	14.66	44.90	17.04
Second Quarter	22.75	11.80	37.08	22.88
First Quarter	20.90	9.70	38.99	28.87

Performance Graph
The following performance graph compares the five-year percentage change in the Company’s cumulative shareholder return on common stock compared with the cumulative total return on composites of (1) all NASDAQ Global Select Market stocks for United States companies (broad market index) and (2) all NASDAQ Global Select Market bank stocks (peer group index). Cumulative total return is computed by dividing the sum of the cumulative amount of dividends for the measurement period and the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The NASDAQ Global Select Market for United States companies’ index comprises all domestic common shares traded on the NASDAQ Global Select Market and the NASDAQ Small-Cap Market. The NASDAQ Global Select Market bank stocks index comprises all banks traded on the NASDAQ Global Select Market and the NASDAQ Small-Cap Market.

This graph and other information furnished in the section titled “Performance Graph” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” materials or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

	2004	2005	2006	2007	2008	2009

Wintrust Financial Corporation	100.00	96.81	85.22	59.64	38.22	56.64
NASDAQ — Total US	100.00	102.13	112.19	121.68	58.64	84.28
NASDAQ — Bank Index	100.00	97.69	109.64	86.90	63.36	53.09

Approximate Number of Equity Security Holders
As of February 25, 2010 there were approximately 1,588 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve a semi-annual dividend since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (the “Series A Preferred Stock”), the terms of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and by the terms of our credit facility.

Following is a summary of the cash dividends paid in 2008 and 2009:

		Dividend
Record Date	Payable Date	per Share

February 7, 2008	February 21, 2008	$0.18
August 7, 2008	August 21, 2008	$0.18
February 12, 2009	February 26, 2009	$0.18
August 13, 2009	August 27, 2009	$0.09
In January 2010, the Company’s Board of Directors approved a semi-annual dividend of $0.09 per share. The dividend was paid on February 25, 2010 to shareholders of record as of February 11, 2010.
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
Taking into account the limitation on the payment of dividends in connection with the Series B Preferred Stock, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition, capital requirements and other relevant factors. Additionally, the payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility entered into on October 30, 2009, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility.
Because the Company’s consolidated net income consists largely of net income of the Banks, Wintrust Mortgage Corporation, FIFC, Tricom and the Wayne Hummer Companies, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. The Banks’ ability to pay dividends is regulated by banking statutes. See “Bank Regulation; Additional Regulation of Dividends” on page 13 of this Form 10-K. During 2009, 2008 and 2007, the Banks paid $100.0 million, $73.2 million and $105.9 million, respectively, in dividends to the Company. De novo banks are prohibited from paying dividends during their first three years of operations.
Reference is made to Note 20 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in this Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2009. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(dollars in thousands, except per share data)
Selected Financial Condition Data (at end of year):
Total assets	$12,215,620	$10,658,326	$9,368,859	$9,571,852	$8,177,042
Total loans	8,411,771	7,621,069	6,801,602	6,496,480	5,213,871
Total deposits	9,917,074	8,376,750	7,471,441	7,869,240	6,729,434
Junior subordinated debentures	249,493	249,515	249,662	249,828	230,458
Total shareholders’ equity	1,138,639	1,066,572	739,555	773,346	627,911

Selected Statements of Operations Data:
Net interest income	$311,876	$244,567	$261,550	$248,886	$216,759
Net revenue (1)	629,523	344,245	341,493	339,926	310,318
Net income	73,069	20,488	55,653	66,493	67,016
Net income per common share — Basic	2.23	0.78	2.31	2.66	2.89
Net income per common share — Diluted	2.18	0.76	2.24	2.56	2.75

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (2)	3.01%	2.81%	3.11%	3.10%	3.16%
Non-interest income to average assets	2.78	1.02	0.85	1.02	1.23
Non-interest expense to average assets	3.01	2.63	2.57	2.56	2.62
Net overhead ratio (3)	0.23	1.60	1.72	1.54	1.39
Efficiency ratio (2)(4)	54.44	73.00	71.05	66.94	63.97
Return on average assets	0.64	0.21	0.59	0.74	0.88
Return on average common equity	6.70	2.44	7.64	9.47	11.00

Average total assets	$11,415,322	$9,753,220	$9,442,277	$8,925,557	$7,587,602
Average total shareholders’ equity	1,081,792	779,437	727,972	701,794	609,167
Average loans to average deposits ratio	90.5%	94.3%	90.1%	82.2%	83.4%

Common Share Data (at end of year):
Market price per common share	$30.79	$20.57	$33.13	$48.02	$54.90
Book value per common share	$35.27	$33.03	$31.56	$30.38	$26.23
Common shares outstanding	24,206,819	23,756,674	23,430,490	25,457,935	23,940,744

Other Data (at end of year):
Leverage ratio	9.3%	10.6%	7.7%	8.2%	8.3%
Tier 1 capital to risk-weighted assets	11.0	11.6	8.7	9.8	10.3
Total capital to risk-weighted assets	12.4	13.1	10.2	11.3	11.9
Allowance for credit losses (5)	$101,831	$71,353	$50,882	$46,512	$40,774
Credit discounts on purchased loans (6)	37,323	—	—	—	—
Total credit-related reserves	139,154	71,353	50,882	46,512	40,774
Non-performing loans	131,804	136,094	71,854	36,874	26,189
Allowance for credit losses to total loans (5)	1.21%	0.94%	0.75%	0.72%	0.78%
Total credit-related reserves to total loans (7)	1.65	0.94	0.75	0.72	0.78
Non-performing loans to total loans	1.57	1.79	1.06	0.57	0.50

Number of:
Bank subsidiaries	15	15	15	15	13
Non-bank subsidiaries	8	7	8	8	10
Banking offices	78	79	77	73	62

(1)	Net revenue is net interest income plus non-interest income.

(2)	See Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures/Ratios,” of the Company’s 2009 Form 10-K for a reconciliation of this performance measure/ratio to GAAP.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s average total assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	Represents the credit discounts on purchased life insurance premium finance loans.

(7)	The sum of allowance for credit losses and credit discounts on purchased life insurance premium finance loans divided by total loans outstanding plus the credit discounts on purchased life insurance premium finance loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed in Item 1A on page 19 of this Form 10-K. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•	effects resulting from the Company’s participation in the Capital Purchase Program, including restrictions on dividends and executive compensation practices, as well as any future restrictions that may become applicable to the Company;

•	legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	the Company’s ability to comply with covenants under its securitization facility and credit facility;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	any negative perception of the Company’s reputation or financial strength;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	failure to identify and complete favorable acquisitions in the future, or unexpected difficulties or developments related to the integration of recent acquisitions, including with respect to any FDIC-assisted acquisitions;

•	unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings, which typically require over 13 months of operations before becoming profitable due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	significant litigation involving the Company; and

•	the ability of the Company to receive dividends from its subsidiaries.

Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by or on behalf of Wintrust. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this Form 10-K. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2009. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Form 10-K.
OPERATING SUMMARY
Wintrust’s key measures of profitability and balance sheet changes are shown in the following table (dollars in thousands, except per share data):

				% or	% or
	Years Ended			basis point	basis point
	December 31,			(bp)change	(bp)change
	2009	2008	2007	2008 to 2009	2007 to 2008

Net income	$73,069	$20,488	$55,653	257%	(63)%
Net income per common share — Diluted	$2.18	$0.76	$2.24	187%	(66)%
Net revenue (1)	$629,523	$344,245	$341,493	83%	(1)%
Net interest income	$311,876	$244,567	$261,550	28%	(6)%
Net interest margin (2)	3.01%	2.81%	3.11%	20 bp	(30)bp
Net overhead ratio (3)	0.23%	1.60%	1.72%	(137)bp	(12)bp
Efficiency ratio (2)(4)	54.44%	73.00%	71.05%	(1,856)bp	195 bp
Return on average assets	0.64%	0.21%	0.59%	43 bp	(38)bp
Return on average common equity	6.70%	2.44%	7.64%	426 bp	(520)bp

At end of period:
Total assets	$12,215,620	$10,658,326	$9,368,859	15%	14%
Total loans, net of unearned income	$8,411,771	$7,621,069	$6,801,602	10%	12%
Total loans, including loans held-for sale	$8,687,486	$7,682,185	$6,911,154	13%	11%
Total deposits	$9,917,074	$8,376,750	$7,471,441	18%	12%
Total shareholders’ equity	$1,138,639	$1,066,572	$739,555	7%	44%
Book value per common share	$35.27	$33.03	$31.56	7%	5%
Market price per common share	$30.79	$20.57	$33.13	50%	(38)%

(1)	Net revenue is net interest income plus non-interest income.

(2)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (excluding securities gains or losses). A lower ratio indicates more efficient revenue generation.
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
The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Years Ended
	December 31,
	2009	2008	2007

(A) Interest income (GAAP)	$527,614	$514,723	$611,557
Taxable-equivalent adjustment
- Loans	462	645	826
- Liquidity management assets	1,720	1,795	2,388
- Other earning assets	38	47	13

Interest income - FTE	$529,834	$517,210	$614,784
(B) Interest expense (GAAP)	215,738	270,156	350,007

Net interest income - FTE	$314,096	$247,054	$264,777

(C) Net interest income (GAAP) (A minus B)	$311,876	$244,567	$261,550

(D) Net interest margin (GAAP)	2.99%	2.78%	3.07%
Net interest margin - FTE	3.01%	2.81%	3.11%

(E) Efficiency ratio (GAAP)	54.64%	73.52%	71.73%
Efficiency ratio - FTE	54.44%	73.00%	71.05%
OVERVIEW AND STRATEGY
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
Overview
The Current Economic Environment
Both the U.S. economy and the Company’s local markets continued to face numerous challenging conditions in 2009. The credit crisis that began in 2008 continued into 2009 resulting in rising unemployment and declining home values throughout the Chicago metropolitan area and southeastern Wisconsin. In addition, the low liquidity in the debt markets and high volatility in the equity markets impacted the entire financial system, including the financial markets upon which the Company depends. As a result of these conditions, consumer confidence and spending decreased substantially and real estate asset values declined in the Company’s markets. The stress of the existing economic environment and the depressed real estate valuations in the Company’s markets had an adverse impact on our business in 2009. Defaults by borrowers increased in 2009 and the decline in fair value of collateral resulted in the Company recording higher provisions for credit losses, higher net charge-offs, an increase in the Company’s allowance for loan losses and the restructuring of certain borrower loan agreements. In response to these conditions, during 2009, Management monitored carefully the impact on the Company of illiquidity in the financial markets, the declining values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment. In particular:
•	Wintrust experienced an increase in defaults and foreclosures in 2009 throughout its banking footprint in the metropolitan areas of Chicago and Milwaukee. In response to these events, in 2008, the Company created a dedicated division, the Managed Assets Division, to focus on resolving problem asset situations. Comprised of experienced lenders, the Managed Assets Division takes control of managing the Company’s more significant problem assets and also conducts ongoing reviews and evaluations of all significant problem assets, including the formulation of action plans and updates on recent developments.

•	The Company’s 2009 provision for credit losses totaled $167.9 million, an increase of $110.5 million when compared to 2008, while net charge-offs increased to $137.4 million during 2009 (of which $122.9 million related to commercial and commercial real estate loans), compared to only $37.0 million for 2008 (of which $30.0 million related to commercial and commercial real estate loans).

•	The Company increased its allowance for loan losses to $98.3 million at December 31, 2009, reflecting an increase of $28.5 million, or 40.9%, when compared to December 31, 2008. At December 31, 2009, approximately $51.0 million, or 52%, of the allowance for loan losses was associated with commercial real estate loans and another $28.0 million, or 28%, was associated with commercial loans.

•	Wintrust has significant exposure to commercial real estate. At year end 2009, our $3.3 billion, or $39.2%, of our loan portfolio was commercial real estate, with more than 90% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. The commercial real estate loan portfolio was comprised of $1.0 billion related to land and development loans, $555 million related to retail loans, $530 million related to office buildings loans, $464 million related to industrial use loans and $745 million related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of December 31, 2009, the Company had approximately $80.6 million of non-performing commercial real estate loans representing approximately 2.4% of the total commercial real estate loan portfolio. $65.8 million or 2.0% of the total commercial real estate loan portfolio related to the land and development sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•	Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $131.8 million (of which $80.6 million, or 61%, was related to commercial real estate) at December 31, 2009, a decrease of $4.3 million compared to December 31, 2008. The slight decline in nonperforming loans was a result of Management’s assessment that addressing the resolution of non-performing assets was a key goal for 2009. To that end, non-performing loans declined as a result of actions that included selling such loans to third parties, charging loans off or down to fair value, collections, and transfers to other real estate owned. This aggressive stance combined with the significant declines in real estate valuations during 2009 increased net charge-offs and increased the aggregate other real estate owned balance but also resulted in the decline in level of non-performing loans.

•	As discussed above, the Company’s other real estate owned increased by $47.6 million, to $80.2 million during 2009, from $32.6 million at December 31, 2008. These changes were largely caused by the increase in properties acquired in foreclosure or received through a deed in lieu of foreclosure related to residential real estate development and commercial real estate loans. Specifically, the $80.2 million of other real estate owned as of December 31, 2009 was comprised of $42.0 million of residential real estate development property, $32.3 million of commercial real estate property and $5.9 million of residential real estate property.
During 2009, Management implemented a strategic effort to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Management believed that the distressed macro-economic conditions would continue to exist in 2009 and 2010 and that the banking industry’s increase in non-performing loans would eventually lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, the Company attempted to liquidate as many non-performing loans and assets as possible during 2009. The impact of those decisions and actions included a slight decline in nonperforming loans from the prior year-end, a significant increase in the provision for credit losses and net charge-offs in 2009 compared to 2008, an increase in the overall level of the allowance for loan losses and an increase in other real estate owned as the Company acquired properties for ultimate sale through foreclosure or deeds in lieu of foreclosure. Management believes these actions will serve the Company well in the future as they protect the Company from further valuation deterioration and permit Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment. The Company’s goal in 2009 was to finish the year in a position to take advantage of the opportunities that many times result from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market.
Further, the level of loans past due 30 days or more and still accruing interest totaled $108.6 million as of December 31 2009, declining $57.3 million compared to the balance of $165.9 million as of December 31, 2008. Although the balance of loans past due greater than 30 days and still accruing interest is an indicator that future potential non-performing loans and chargeoffs may be less in 2010 than 2009, Management is very cognizant of the volatility in and the fragile nature of the national and local economic conditions and that some borrowers can experience severe difficulties and default suddenly even if they have never previously been delinquent in loan payments. Accordingly, Management believes that the current economic conditions will continue to apply stress to the quality of our loan portfolio and significant attention will continue to be directed toward the prompt identification, management and resolution of problem loans.

In addition, in 2009, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2009, approximately $32 million in loans had terms modified. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company had no such restructured loan situations prior to 2009. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship.
An acceleration or significantly extended continuation in real estate valuation and macroeconomic deterioration could result in higher default levels, a significant increase in foreclosure activity, a material decline in the value of the Company’s assets, or any combination of more than one of these trends could have a material adverse effect on the Company’s financial condition or results of operations.
A positive result of the economic environment was that our mortgage banking operation benefited from the low interest rate environment during 2009. Beginning in late 2008 and continuing throughout 2009, demand for mortgage loans increased due to the fall in interest rates. The interest rate environment coupled with the acquisition of additional staff and infrastructure resulted in the Company originating $4.7 billion and selling $4.5 billion of residential mortgage loans in 2009, as compared to originating $1.6 billion and selling $1.6 billion in 2008. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk and consequently sells most of such mortgages into the secondary market.
Prior to its participation in the U.S. Treasury’s Capital Purchase Program, the Company was well-capitalized and throughout 2009, the Company’s capital ratios exceeded the minimum levels required for it to be considered well-capitalized. The Company’s participation in the CPP provided the Company with additional capital to expand its franchise through growth in loans and deposits.
In total, the Company increased its loan portfolio from $7.6 billion at December 31, 2008 to $8.4 billion at December 31, 2009. This net $800 million increase was primarily as a result of an increase of $261.2 million in our commercial and commercial real estate portfolio as well as the purchase of the life insurance premium finance portfolio which contributed to a $1.1 billion increase in that loan portfolio and to a lesser extent was due to a slight increase of $43.4 million in the residential real estate portfolios and $34.0 million in our home equity portfolios. These increases were partially offset by the securitization and sale of a portion of our commercial premium finance portfolio which declined in total by $513.7 million and a $77.8 million decline in our indirect consumer loan portfolio as we exited the indirect auto line of business. This net growth in the loan portfolio occurred without the Company making significant changes in its loan underwriting standards. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “—Analysis of Financial Condition — Interest Earning Assets and Note 4 (“Loans”) to the Company’s consolidated financial statements.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2009, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including exceptional sources provided or facilitated by the federal government for the benefit of U.S. financial institutions. Among such sources is the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (the “TALF”). In September 2009 the Company securitized a portion of its property and casualty premium finance loan portfolio the of $600 million, which was facilitated by the premium finance loans being eligible collateral under the TALF.
The Company also benefited from its maintenance of fifteen separate banking charters, which allow the Company to offer its MaxSafe® product. Through the MaxSafe® product, the Company offers its customers the ability to maintain a depository account at each of the Company’s banking charters and thus receive fifteen times the ordinary FDIC limit, with the Company attending to much of the administrative difficulties this would ordinarily require. While the FDIC insurance limit, formerly $100,000 per depositor at each banking charter, has been raised by the FDIC to $250,000 per depositor at each banking charter through calendar year 2013, the MaxSafe® product has allowed the Company to attract large amounts of high quality deposits as financial distress has affected a number of banking institutions. At year-end 2009, the Company had approximately $1 billion in overnight liquid funds and short-term interest-bearing deposits with banks and was operating at slightly less than an 85% loan-to-deposit ratio – just below the low end of the Company’s desired range of 85% to 90%. Redeploying a portion of those liquid assets into higher yielding assets while continuing to maintain adequate liquidity is a priority for 2010.

Community Banking
As of December 31, 2009, our community banking franchise consisted of 15 community banks (the “banks”) with 78 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of establishing de novo banks.
Net interest income and margin. The primary source of the our-revenue is net interest income. Net interest income is the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on liabilities to fund those assets, including deposits and other borrowings. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.
Funding mix and related costs. Our most significant source of funding is core deposits, which are comprised of non-interest bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is our principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Our profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in place recently and particularly since the fourth quarter of 2008.
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
Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market. This revenue is significantly impacted by the level of interest rates associated with home mortgages. Recently, such interest rates have been historically low and customer refinancing have been high, resulting in increased fee revenue. Additionally, in December 2008, we acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”) for an initial cash purchase price of $1.4 million, plus potential contingent consideration of up to $1.5 million per year in each of the following three years dependent upon reaching certain earnings thresholds. As a result of the acquisition, we significantly increased the capacity of our mortgage-origination operations, primarily in the Chicago metropolitan market. The PMP transaction also changed the mix of our mortgage origination business in the Chicago market, resulting in a relatively greater portion of that business being retail, rather than wholesale, oriented. The primary risk of the PMP acquisition transaction relates to the integration of a significant number of locations and staff members into our existing mortgage operation during a period of increased mortgage refinancing activity. Costs in the mortgage business are variable as they primarily relate to commissions paid to originators.
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
Financing of Commercial Insurance Premiums
FIFC originated approximately $3.3 billion in commercial insurance premium finance receivables during 2009. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management has established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC.
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
Financing of Life Insurance Premiums
In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. FIFC originated approximately $382.0 million in life insurance premium finance receivables in 2009, excluding receivables purchased during the year. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. In July 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for an aggregate purchase price of $685.3 million. At closing, a portion of the portfolio, with an aggregate unpaid principal balance of approximately $321.1 million, and a corresponding portion of the purchase price of approximately $232.8 million were placed in escrow, pending the receipt of required third party consents. To the extent any of the required consents are not obtained prior to October 28, 2010, the corresponding portion of the portfolio will be reassumed by the applicable seller, and the corresponding portion of the purchase price will be returned to FIFC. Also, as part of the purchase, an aggregate of $84.4 million of additional life insurance premium finance assets were available for future purchase by FIFC subject to the satisfaction of certain conditions. On October 2, 2009, the conditions were satisfied in relation to the majority of the additional life insurance premium finance assets and FIFC purchased $83.4 million of the $84.4 million of life insurance premium finance assets available for an aggregate purchase price of $60.5 million in cash.
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
The primary influences on the profitability of the wealth management business can be associated with the level of commission received related to the trading performed by the brokerage customers for their accounts; and the amount of assets under management for which asset management and trust units receive a management fee for advisory, administrative and custodial services. As such, revenues are influenced by a rise or fall in the debt and equity markets and the resultant increase or decrease in the value of our client accounts on which our fees are based. The commissions received by the brokerage unit are not as directly influenced by the directionality of the debt and equity markets but rather the desire of our customers to engage in trading based on their particular situations and outlooks of the market or particular stocks and bonds. Profitability in the brokerage business is impacted by commissions which fluctuate over time.
Federal Government, Federal Reserve and FDIC Programs
Since October of 2008, the federal government, the Federal Reserve Bank of New York (the “New York Fed”) and the FDIC have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system. We participate in three of these programs: the CPP, administered by the Treasury, TALF, created by the New York Fed, and the Temporary Liquidity Guarantee Program (“TLGP”), created by the FDIC.
Participation in Capital Purchase Program. In October 2008, the Treasury announced that it intended to use a portion of the initial funds allocated to it pursuant to the Troubled Asset Relief Program (“TARP”), created by the Emergency Economic Stabilization Act of 2008, to invest directly in financial institutions through the newly-created CPP. At that time, U.S. Treasury Secretary Henry Paulson stated that the program was “designed to attract broad participation by healthy institutions” which “have plenty of capital to get through this period, but are not positioned to lend as widely as is necessary to support our economy.”Our management believed at the time of the CPP investment, as it does now, that Treasury’s CPP investment was not necessary for the Company’s short or long-term health. However, the CPP investment presented an opportunity for us. By providing us with a significant source of relatively inexpensive capital, the Treasury’s CPP investment allows us to accelerate our growth cycle and expand lending.
Consequently, we applied for CPP funds and our application was accepted by Treasury. As a result, on December 19, 2008, we entered into an agreement with the U.S. Department of the Treasury to participate in Treasury’s CPP, pursuant to which we issued and sold preferred stock and a warrant to Treasury in exchange for aggregate consideration of $250 million (the “CPP investment”). As a result of the CPP investment, our total risk based capital ratio as of December 31, 2008 increased from 10.3% to 13.1%. To be considered “well capitalized,” we must maintain a total risk-based capital ratio in excess of 10%. The terms of our agreement with Treasury impose significant restrictions upon us, including increased scrutiny by Treasury, banking regulators and Congress, additional corporate governance requirements, restrictions upon our ability to repurchase stock and pay dividends and, as a result of increasingly stringent regulations issued by Treasury following the closing of the CPP investment, significant restrictions upon executive compensation. Pursuant to the terms of the agreement between Treasury and us, Treasury is permitted to amend the agreement unilaterally in order to comply with any changes in applicable federal statutes.
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
Due to the combination of our prior decisions in appropriately managing our risks, the capital support provided from the August 2008 private issuance of $50 million of convertible preferred stock and the additional capital support from the CPP, we have been able to take advantage of opportunities when they have arisen and our banks continue to be active lenders within their communities. Without the additional funds from the CPP, our prudent management philosophy and strict underwriting standards likely would have required us to continue to restrain lending due to the need to preserve capital during these uncertain economic conditions. While many other banks saw 2009 as a year of retraction or stagnation as it relates to lending activities, the capital from the CPP positioned Wintrust to make 2009 a year in which we expanded our lending. Specifically, since the receipt of the CPP funds, we have funded in excess of $10 billion of loans, including funding of new loans, advances on prior commitments and renewals of maturing loans, consisting of over 193,000 individual credits. These loans are to a wide variety of businesses and we consider such loans to be essential to assisting growth in the economy.

In connection with our participation in the CPP, we have committed to expand the flow of credit to U.S. consumers and businesses on competitive terms, and to work to modify the terms of residential mortgages as appropriate. The following tables set forth information regarding our efforts to comply with these commitments since we received the CPP investment on December 19, 2008:

Twelve Months
Ended
December 31,
(Dollars in thousands)	2009

Consumer Loans
Number of new and renewed loans originated	8,119
Aggregate amount of loans originated	$245,271
Commercial and Commercial Real Estate Loans
Number of new and renewed loans originated	4,543
Aggregate amount of loans originated	$1,617,729
Residential Real Estate Loans
Number of new and renewed loans originated	21,307
Aggregate amount of loans originated	$4,852,576
Premium Finance Loans
Number of new and renewed loans originated	159,304
Aggregate amount of loans originated	$3,681,216

To date, Wintrust generally has not modified the terms of residential mortgages.
For additional information on the terms of the preferred stock and the warrant, see Note 24 of the Consolidated Financial Statements.
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
Business Outlook
Recent Performance
Net income for the year ended December 31, 2009 totaled $73.1 million, or $2.18 per diluted common share, compared to $20.5 million, or $0.76 per diluted common share, in 2008 and $55.7 million, or $2.24 per diluted common share, in 2007. During 2009, net income increased by 257% while earnings per diluted common share increased by 187%, and during 2008, net income declined by 63% while earnings per diluted common share declined 66%.
Our net income in 2009 benefited from a one time non-cash bargain purchase gain of $156.0 million which was based on our evaluation that the fair value of the loans we acquired was $156.0 million more than the amount we paid for them. Without this bargain purchase gain, we would have incurred a loss of approximately $22.8 million. For more information regarding the bargain purchase gain, see Note 8 (“Business Combinations”) to the Company's financial statements.
Our losses primarily related to commercial real estate loans, including a significant portion related to residential real estate construction and development loans, as a result of a significant oversupply of new homes in our Chicago and southeast Wisconsin market areas, and to a lesser extent related to business loans to commercial and industrial companies. Specifically, the Company recorded a provision for credit losses of $167.9 million in 2009 compared to $57.4 million in 2008, an increase of $110.5 million. Further, the Company recorded Other Real Estate Owned expenses of $19.0 million in 2009, a $16.9 million increase over the prior year. Also, as a result of the credit crisis, an increase in the number of failed banks throughout the country and a industry-wide special FDIC assessment, the Company recorded $21.2 million of FDIC insurance expense in 2009, which represented a $15.6 million increase from 2008. The Company continues to aggressively manage its impaired loan portfolio and other real estate owned which it acquired through foreclosure or deed in lieu of foreclosure. As a result of challenges including rising unemployment, oversupply of new homes in certain portions of our market area, and declining real estate values, at December 31, 2009 our allowance for credit losses increased to 1.21% of total loans, compared with 0.94% of total loans at December 31, 2008.
Acquisition of the Life Insurance Premium Finance Business
Overview
As previously described, on July 28, 2009 our subsidiary FIFC purchased the majority of the U.S. life insurance premium finance assets of subsidiaries of American International Group, Inc. Life insurance premium finance loans are generally used for estate planning purposes of high net worth borrowers, and, as described below, are collateralized by life insurance policies and their related cash surrender value and are often additionally secured by letters of credit, annuities, cash and marketable securities. Based upon an analysis of the payment patterns of the acquired life insurance premium finance loans over a seven year period, the Company believes that the average expected life of such loans is 5 to 7 years.
Credit Risk
The Company believes that its life insurance premium finance loans tend to have a lower level of risk and delinquency than the Company’s commercial and residential real estate loans because of the nature of the collateral. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. All of the Company’s life insurance premium finance loans are collateralized through an assignment to the Company of the life insurance or annuity policy. If cash surrender value is not sufficient, then letters of credit, marketable securities or certificates of deposit are used to provide additional security. Since the collateral is highly liquid and generally has a value in excess of the loan amount, any defaults or delinquencies are generally cured relatively quickly by the borrower or the collateral is generally liquidated in an expeditious manner to satisfy the loan obligation. Greater than 95% of loans are fully secured. However, less than 5% of the loans are partially unsecured and in those cases, a greater risk exists for default. No loans are originated on a fully unsecured basis.
Fair Market Valuation at Date of Purchase and Allowance for Loan Losses
AASC 805 requires acquired loans to be recorded at fair market value. The application of ASC 805 requires incorporation of credit related factors directly into the fair value of the loans recorded at the acquisition date, thereby eliminating separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet. Accordingly, the Company established a credit discount for each loan as part of the determination of the fair market value of such loan in accordance with those accounting principles at the date of acquisition. See Note 4 of the Consolidated Financial Statements for a detailed roll-forward of the aggregate credit discounts established and any activity associated with balances since the dates of acquisition. Any adverse changes in the deemed collectible nature of a loan would subsequently be provided through a charge to the income statement through a provision for credit losses and a corresponding establishment of an allowance for loan losses. The Company recorded $615,000 of provision for credit losses during 2009 due to changes in the credit environment related to certain loans.
Contingencies and Required Consents
At closing, a portion of the portfolio with an aggregate purchase price of approximately $232.8 million was placed in escrow, pending the receipt of required third party consents. These consents were required to effect the transfer of certain collateral which is currently held for the benefit of the sellers to be held for the benefit of FIFC. The parties agreed that to the extent any of the required consents were not obtained prior to October 28, 2010, the corresponding portion of the portfolio would be reassumed by the applicable seller, and the corresponding portion of the purchase price would be returned to FIFC. As of December 31, 2009, required consents were received related to approximately $182.5 million of the escrowed purchase price with approximately $50.3 million of escrowed purchase price related to required consents remaining to be received. The amount remaining in escrow at December 31, 2009 related to accounts for which the Company awaited brokerage firms that hold accounts of borrowers to assign brokerage accounts to the Company’s control and to accounts for which the Company awaited commercial banks issuing letters of credit to provide that the Company, rather than the sellers, be the beneficiary of a letter of credit.
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
Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 23 to the Consolidated Financial Statements later in this report for a further discussion of fair value measurements.

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
The goodwill impairment analysis requires management to make subjective judgments in determining if an indicator of impairment has occurred. Events and factors that may significantly affect the analysis include: a significant decline in the Company’s expected future cash flows, a substantial increase in the discount factor, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate. Other factors might include changing competitive forces, customer behaviors and attrition, revenue trends, cost structures, along with specific industry and market conditions. Adverse change in these factors could have a significant impact on the recoverability of intangible assets and could have a material impact on the Company’s consolidated financial statements.
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
CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as new banks since December 1991. Wintrust is still a relatively young company that has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 78 offices at the end of 2009. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $3.7 billion in premium finance receivables in 2009. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the Banks. These expansion activities have understandably suppressed faster, opportunistic earnings. However, as the Company matures and its existing Banks become more profitable, the start-up costs associated with bank and branch openings and other new financial services ventures will not have as significant an impact on earnings.

Earnings Summary
Net income for the year ended December 31, 2009, totaled $73.1 million, or $2.18 per diluted common share, compared to $20.5 million, or $0.76 per diluted common share, in 2008, and $55.7 million, or $2.24 per diluted common share, in 2007. During 2009, net income increased by $52.6 million while earnings per diluted common share increased by $1.42. During 2008, net income declined by $35.2 million while earnings per diluted common share declined by $1.48. Financial results in 2009 were driven by growth in earning assets, gains on bargain purchases of acquired life insurance premium finance loans, record mortgage banking revenues, partially offset by higher provision for credit losses, FDIC insurance premiums, and OREO expenses. Financial results in 2008 were negatively impacted by increases in provision for credit losses, interest rate spread compression, and higher other-than-temporary impairment losses on available-for-sale securities.
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
Tax-equivalent net interest income in 2009 totaled $314.1 million, up from $247.1 million in 2008 and $264.8 million in 2007, representing an increase of $67.0 million, or 27% in 2009 and a decrease of $17.7 million, or 7% in 2008. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2009 and 2008. Average earning assets increased $1.6 billion, or 19%, in 2009 and $276.6 million, or 3%, in 2008. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans increased $1.1 billion, or 15%, in 2009 and $420.7 million, or 6%, in 2008. Total average loans as a percentage of total average earning assets were 80%, 82% and 80% in 2009, 2008, and 2007, respectively. The average yield on loans was 5.59% in 2009, 6.13% in 2008 and 7.71% in 2007, reflecting a decrease of 54 basis points in 2009 and 158 basis points in 2008. The lower loan yield in 2009 compared to 2008 was a result of the lower interest rate environment. The lower loan yield in 2008 compared to 2007 is a result of the aggressive interest rate decreases effected by the Federal Reserve Bank. Similarly, the average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 2.03% in 2009, 3.13% in 2008 and 4.26% in 2007, representing a decrease of 110 basis points in 2009 and 113 basis points in 2008. The lower level of interest bearing deposits rate in 2009 was due to a record low interest rate environment throughout the year compared to 2008. In 2008, the Company also expanded its MaxSafe® suite of products (primarily certificates of deposit and money market accounts) which, due to the Company’s fifteen individual bank charters, offer a customer higher FDIC insurance than a customer can achieve at a single charter bank. These MaxSafe® products can typically be priced at lower rates than other certificates of deposit or money market accounts due to the convenience of obtaining the higher FDIC insurance coverage by visiting only one location.
Net interest margin, which reflects net interest income as a percent of average earning assets, increased to 3.01% in 2009 compared to 2.81% in 2008. During 2009, the total increase in net interest margin was primarily due the acquisition of the life insurance premium finance loan portfolio, which slowed the decline in loan yield. During 2009, deposit yields decreased as a result of a record low interest rate environment and a corresponding benefit from re-pricing of maturing retail certificates of deposit throughout the year. During 2008, interest rate compression on large portions of NOW, savings and money market accounts occurred as the Federal Reserve quickly lowered rates preventing these deposits from repricing at the same speed and magnitude as variable rate earning assets. Net interest margin in 2007 was 3.11%
Net interest income and net interest margin were also affected by amortization of valuation adjustments to earning assets and interest-bearing liabilities of acquired businesses. Under the purchase method of accounting, assets and liabilities of acquired businesses are required to be recognized at their estimated fair value at the date of acquisition. These valuation adjustments represent the difference between the estimated fair value and the carrying value of assets and liabilities acquired. These adjustments are amortized into interest income and interest expense based upon the estimated remaining lives of the assets and liabilities acquired. See Note 8 of the Consolidated Financial Statements for further discussion of the Company’s business combinations.

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs
The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2009, 2008 and 2007. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations (dollars in thousands):

	Years Ended December 31,
	2009			2008			2007
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$605,644	3,574	0.59%	$28,677	$341	1.19%	$14,036	$841	5.99%
Securities	1,392,346	59,091	4.24	1,439,642	69,895	4.86	1,588,542	81,790	5.15
Federal funds sold and securities purchased under resale agreements	88,663	271	0.31	63,963	1,333	2.08	72,141	3,774	5.23

Total liquidity management assets (1) (2) (7)	2,086,653	62,936	3.02	1,532,282	71,569	4.67	1,674,719	86,405	5.16

Other earning assets (2) (3) (7)	23,979	659	2.75	23,052	1,147	4.98	24,721	1,943	7.86
Loans, net of unearned income (2) (4) (7)	8,335,421	466,239	5.59	7,245,609	444,494	6.13	6,824,880	526,436	7.71

Total earning assets (7)	10,446,053	529,834	5.07	8,800,943	517,210	5.88	8,524,320	614,784	7.21

Allowance for loan losses	(82,029)			(57,656)			(48,605)
Cash and due from banks	108,471			117,923			131,271
Other assets	942,827			892,010			835,291

Total assets	$11,415,322			$9,753,220			$9,442,277

Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW accounts	$1,136,008	8,168	0.72%	$1,011,402	$13,101	1.30%	$938,960	$25,033	2.67%
Wealth management deposits	907,013	6,301	0.69	622,842	14,583	2.34	547,408	24,871	4.54
Money market accounts	1,375,767	17,779	1.29	904,245	20,357	2.25	696,760	22,427	3.22
Savings accounts	457,139	4,385	0.96	319,128	3,164	0.99	302,339	4,504	1.49
Time deposits	4,543,154	134,626	2.96	4,156,600	168,232	4.05	4,442,469	218,079	4.91

Total interest bearing deposits	8,419,081	171,259	2.03	7,014,217	219,437	3.13	6,927,936	294,914	4.26

Federal Home Loan Bank advances	434,520	18,002	4.14	435,761	18,266	4.19	400,552	17,558	4.38
Notes payable and other borrowings	258,322	7,064	2.73	387,377	10,718	2.77	318,540	13,794	4.33
Subordinated notes	66,205	1,627	2.42	74,589	3,486	4.60	75,000	5,181	6.81
Junior subordinated debentures	249,497	17,786	7.03	249,575	18,249	7.19	249,739	18,560	7.33

Total interest bearing liabilities	9,427,625	215,738	2.29	8,161,519	270,156	3.31	7,971,767	350,007	4.39

Non-interest bearing deposits	788,034			672,924			647,715
Other liabilities	117,871			139,340			94,823
Equity	1,081,792			779,437			727,972

Total liabilities and shareholders’ equity	$11,415,322			$9,753,220			$9,442,277

Interest rate spread (5) (7)			2.78%			2.57%			2.82%
Net free funds/contribution (6)	$1,018,428		0.23%	$639,424		0.24%	$552,553		0.29%
Net interest income/Net interest margin (7)		$314,096	3.01%		$247,054	2.81%		$264,777	3.11%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the twelve months ended December 31, 2009 and 2008 were $2.2 million and $2.5 million, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Changes In Interest Income and Expense
The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated (in thousands):

	Years Ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
Interest bearing deposits with banks	$(256)	3,490	3,234	$(981)	481	(500)
Securities	(8,441)	(2,363)	(10,804)	(4,550)	(7,345)	(11,895)
Federal funds sold and securities purchased under resale agreement	(1,434)	371	(1,063)	(2,063)	(378)	(2,441)

Total liquidity management assets	(10,131)	1,498	(8,633)	(7,594)	(7,242)	(14,836)

Other earning assets	(530)	42	(488)	(676)	(120)	(796)
Loans	(40,751)	62,496	21,745	(114,120)	32,178	(81,942)

Total interest income	(51,412)	64,036	12,624	(122,390)	24,816	(97,574)

Interest expense:
Deposits — interest bearing:
NOW accounts	(6,366)	1,432	(4,934)	(13,802)	1,870	(11,932)
Wealth management deposits	(13,058)	4,776	(8,282)	(13,412)	3,124	(10,288)
Money market accounts	(10,659)	8,082	(2,577)	(7,809)	5,739	(2,070)
Savings accounts	(99)	1,320	1,221	(1,595)	255	(1,340)
Time deposits	(47,950)	14,344	(33,606)	(36,892)	(12,955)	(49,847)

Total interest expense — deposits	(78,132)	29,954	(48,178)	(73,510)	(1,967)	(75,477)

Federal Home Loan Bank advances	(173)	(91)	(264)	(804)	1,512	708
Notes payable and other borrowings	1,963	(5,617)	(3,654)	(5,683)	2,607	(3,076)
Subordinated notes	(1,496)	(364)	(1,860)	(1,681)	(14)	(1,695)
Junior subordinated debentures	(407)	(56)	(463)	(350)	39	(311)

Total interest expense	(78,245)	23,826	(54,419)	(82,028)	2,177	(79,851)

Net interest income	$26,833	40,210	67,043	$(40,362)	22,639	(17,723)

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
Provision for Credit Losses
The provision for credit losses totaled $167.9 million in 2009, $57.4 million in 2008, and $14.9 million in 2007. Net charge-offs totaled $137.4 million in 2009, $37.0 million in 2008 and $10.9 million in 2007. The provision for credit losses contains both a component related to funded loans (provision for loan losses) and a component related to lending-related commitments (provision for unfunded loan commitments and letters of credit). The allowance for loan losses as a percentage of loans at December 31, 2009, 2008 and 2007 was 1.17%, 0.92% and 0.74%, respectively. Non-performing loans were $131.8 million, $136.1 million and $71.9 million at December 31, 2009, 2008 and 2007, respectively. The increase in the provision for credit losses and net charge-offs in 2009 as compared to 2008 was primarily the result of an increase in defaults by borrowers and the decline in fair value of collateral in the Company’s markets. The slight decline in non-performing loans in 2009 as compared to 2008 resulted from Management implementing a strategic effort to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. The Company attempted to liquidate as many non-performing loans as possible during 2009.

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
Non-Interest Income
Non-interest income totaled $317.6 million in 2009, $99.7 million in 2008 and $79.9 million in 2007, reflecting an increase of 219% in 2009 compared to 2008 and an increase of 25% in 2008 compared to 2007.
The following table presents non-interest income by category for 2009, 2008 and 2007 (in thousands):

	Years ended December 31,			2009 compared to 2008		2008 compared to 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change

Brokerage	$17,726	18,649	20,346	$(923)	(5)%	$(1,697)	(8)%
Trust and asset management	10,631	10,736	10,995	(105)	(1)	(259)	(2)

Total wealth management	28,357	29,385	31,341	(1,028)	(3)	(1,956)	(6)
Mortgage banking	68,527	21,258	14,888	47,269	222	6,370	43
Service charges on deposit accounts	13,037	10,296	8,386	2,741	27	1,910	23
Gain on sales of premium finance receivables	8,576	2,524	2,040	6,052	240	484	24
Fees from covered call options	1,998	29,024	2,628	(27,026)	(93)	26,396	NM
(Losses) gains on available-for-sale securities, net	(268)	(4,171)	2,997	3,903	(94)	(7,168)	(239)
Gains on bargain purchase	156,013	—	—	156,013	NM	—	NM
Trading income — change in fair market value	27,692	291	265	27,401	NM	26	10
Other:
Bank Owned Life Insurance	2,044	1,622	4,909	422	26	(3,287)	(67)
Administrative services	1,975	2,941	4,006	(966)	(33)	(1,065)	(27)
Miscellaneous	9,696	6,508	8,483	3,188	49	(1,975)	(23)

Total other	13,715	11,071	17,398	2,644	24	(6,327)	(36)

Total non-interest income	$317,647	99,678	79,943	$217,969	219%	$19,735	25%

NM — Not Meaningful
Wealth management is comprised of the trust and asset management revenue of Wayne Hummer Trust Company, the asset management fees, brokerage commissions, trading commissions and insurance product commissions at Wayne Hummer Investments and Wayne Hummer Asset Management Company.
Brokerage revenue is directly impacted by trading volumes. In 2009, brokerage revenue totaled $17.7 million, reflecting a decrease of $932,000, or 5%, compared to 2008. Overall uncertainties surrounding the equity markets in 2009 slowed the growth of the brokerage component of wealth management revenue. In 2008, brokerage revenue totaled $18.6 million reflecting a decrease of $1.7 million, or 8%, compared to 2007.
Trust and asset management revenue totaled $10.6 million in 2009, a decrease of $105,000, or 1%, compared to 2008. In 2008, trust and asset management fees totaled $10.7 million and decreased $259,000, or 2%, compared to 2007. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Decreased asset valuations due to equity market declines in 2008, which continued into early 2009, hindered the revenue growth from trust and asset management activities.

Mortgage banking includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage banking revenue totaled $68.5 million in 2009, $21.3 million in 2008, and $14.9 million in 2007, reflecting an increase of $47.3 million, or 222%, in 2009, and an increase of $6.4 million, or 43%, in 2008. The increase in 2009 was primarily attributable to gains recognized on loans sold to the secondary market. Mortgages sold totaled $4.5 billion in 2009 compared to $1.6 billion in 2008. The positive impact of the PMP transaction, completed at the end of 2008, contributed to the mortgage banking revenue growth in 2009. Future growth of mortgage banking is impacted by the interest rate environment and residential housing conditions and will continue to be dependent on both.
Service charges on deposit accounts totaled $13.0 million in 2009, $10.3 million in 2008 and $8.4 million in 2007, reflecting an increase of 27% in 2009 and 23% in 2008. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
Gain on sales of premium finance receivables of $8.6 million in 2009 is mainly attributable to the transfer of $1.2 billion of premium finance receivables – commercial to a revolving securitization during the year. See Note 6 – Loan Securitization, for details on the off-balance sheet securitization of premium finance receivables — commercial. Further transfers of loans into securitization will not result in the recognition of gain on sales as the adoption of new accounting standards require that the securitization be consolidated in the Company’s Consolidated Statement of Condition as of January 1, 2010. The gain on sales of premium finance receivables of $2.5 million in 2008 and $2.0 million in 2007 relate to the sale of premium finance receivables to unrelated third parties. Premium finance receivables sold to unrelated third parties totaled $217.8 million in 2008 and $230.0 million in 2007. Prior to the Company entering into a securitization transaction in 2009, the majority of premium finance receivables – commercial were purchased by the banks in order to more fully utilize their lending capacity as these loans generally provided the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained.
Fees from covered call option transactions totaled $2.0 million in 2009, $29.0 million in 2008 and $2.6 million in 2007. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Historically, Management has effectively entered into these transactions with the goal of enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. In 2009, Management chose to engage in minimal covered call option activity due to lower than acceptable security yields. In 2008, the interest rate environment was conducive to entering into a significantly higher level of covered call option transactions. There were no outstanding call option contracts at December 31, 2009 or December 31, 2008.
The Company recognized $268,000 of net losses on available-for-sale securities in 2009 compared to a net loss of $4.2 million in 2008 and a $3.0 million net gain in 2007. Included in net gains (losses) on available-for-sale securities are non-cash other-than-temporary (“OTTI”) charges recognized in income. OTTI charges on certain corporate debt investment securities was $2.6 million in 2009 and $8.2 million in 2008. In 2007, the Company recognized a $2.5 million gain on its investment in an unaffiliated bank holding company that was acquired by another bank holding company.
The gain on bargain purchase of $156.0 million recognized in 2009 resulted from the acquisition of the life insurance premium finance receivable portfolio. See Note 8 – Business Combinations for a discussion of the transaction and gain calculation.
The Company recognized $27.7 million of trading income in 2009, $291,000 in 2008 and $265,000 in 2007. The increase in trading income in 2009 resulted primarily from the increase in market value of certain collateralized mortgage obligations. The Company purchased these securities at a significant discount in the first quarter of 2009. These securities have increased in value since their purchase due to market spreads tightening, increased mortgage prepayments due to the favorable mortgage rate environment and lower than projected default rates.
Bank Owned life Insurance (“BOLI”) generated non-interest income of $2.0 million in 2009, $1.6 million in 2008 and $4.9 million in 2007. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also purchased additional BOLI since then as the result of the acquisition of certain banks. BOLI totaled $89.0 million at December 31, 2009 and $86.5 million at December 31, 2008, and is included in other assets. In 2007, the Company recorded a non-taxable $1.4 million death benefit gain.

Administrative services revenue generated by Tricom was $2.0 million in 2009, $2.9 million in 2008 and $4.0 million in 2007. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The decrease in revenue in 2009 and 2008 reflects the general staffing trends in the economy and the entrance of new competitors in most markets served by Tricom.
Miscellaneous other non-interest income totaled $9.7 million in 2009, $6.5 million in 2008 and $8.5 million in 2007. Miscellaneous income includes loan servicing fees, service charges and miscellaneous other income. In 2009, the Company realized an increase of $2.6 million of servicing fees and miscellaneous income compared to 2008 primarily from loans transferred to the revolving securitization. In 2008 the Company recognized $1.2 million of net losses on certain limited partnership interests. In 2007, the Company recognized a $2.6 million gain from the sale of property held by the Company, which was partially offset by $1.4 million of losses recognized on certain limited partnership interests.
Non-Interest Expense
Non-interest expense totaled $344.1 million in 2009, and increased $87.9 million, or 34%, compared to 2008. In 2008, non-interest expense totaled $256.2 million, and increased $13.4 million, or 6%, compared to 2007.
The following table presents non-interest expense by category for 2009, 2008 and 2007 (in thousands):

	Years ended December 31,			2009 compared to 2008		2008 compared to 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change

Salaries and employee benefits	$186,878	145,087	141,816	$41,791	29%	$3,271	2%
Equipment	16,119	16,215	15,363	(96)	(1)	852	6
Occupancy, net	23,806	22,918	21,987	888	4	931	4
Data processing	12,982	11,573	10,420	1,409	12	1,153	11
Advertising and marketing	5,369	5,351	5,318	18	—	33	1
Professional fees	13,399	8,824	7,090	4,575	52	1,734	24
Amortization of other intangible assets	2,784	3,129	3,861	(345)	(11)	(732)	(19)
FDIC Insurance	21,199	5,600	3,713	15,599	279	1,887	51
OREO expense, net	18,963	2,023	(34)	16,940	NM	2,057	NM
Other:
Commissions - 3rd party brokers	3,095	3,769	3,854	(674)	(18)	(85)	(2)
Postage	4,833	4,120	3,841	713	17	279	7
Stationery and supplies	3,189	3,005	3,159	184	6	(154)	(5)
Miscellaneous	31,471	24,549	22,402	6,922	28	2,147	10

Total other	42,588	35,443	33,256	7,145	20	2,187	7

Total non-interest expense	$344,087	256,163	242,790	$87,924	34%	$13,373	6%

NM — Not Meaningful
Salaries and employee benefits is the largest component of non-interest expense, accounting for 54% of the total in 2009, 57% of the total in 2008 and 58% in 2007. For the year ended December 31, 2009, salaries and employee benefits totaled $186.9 million and increased $41.8 million, or 29%, compared to 2008. An increase in variable pay commissions resulting from higher loan origination volumes and incremental base pay salaries resulting from the PMP transaction added $22.0 million and $10.0 million, respectively, to 2009. For the year ended December 31, 2008, salaries and employee benefits totaled $145.1 million, and increased $3.3 million, or 2%, compared to 2007.
Equipment expense, which includes furniture, equipment and computer software depreciation and repairs and maintenance costs, totaled $16.1 million in 2009, $16.2 million in 2008 and $15.4 million in 2007, reflecting a decrease of 1% in 2009 and an increase of 6% in 2008. Increases in 2008 were caused by higher levels of expense related to the furniture, equipment and computer software required at new and expanded facilities and at existing facilities due to increased staffing.

Occupancy expense for the years 2009, 2008 and 2007 was $23.8 million, $22.9 million and $22.0 million, respectively, reflecting increases of 4% in 2009 and 4% in 2008. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises
Data processing expenses totaled $13.0 million in 2009, $11.6 million in 2008 and $10.4 million in 2007, representing increases of 12% in 2009 and 11% in 2008. The increases are primarily due to the overall growth of loan and deposit accounts.
Advertising and marketing expenses totaled $5.4 million for 2009, $5.4 million for 2008 and $5.3 million for 2007. Marketing costs are necessary to promote the Company’s commercial banking capabilities, the Company’s MaxSafe® suite of products, to announce new branch openings as well as the expansion of the wealth management business, to continue to promote community-based products at the more established locations and to attract loans and deposits at the newly chartered banks. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize targeted marketing programs in the more mature market areas.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. These fees totaled $13.4 million in 2009, $8.8 million in 2008 and $7.1 million in 2007. The increases for 2009 and 2008 are primarily related to increased legal costs related to non-performing assets and acquisition related activities.
Amortization of other intangibles assets relates to the amortization of core deposit premiums and customer list intangibles established in connection with certain business combinations. See Note 9 of the Consolidated Financial Statements for further information on these intangible assets.
FDIC insurance totaled $21.2 million in 2009, $5.6 million in 2008 and $3.7 million in 2007. The significant increase in 2009 is the result of an increase in FDIC insurance rates at the beginning of the year and growth in the assessable deposit base as well as the industry wide special assessment on financial institutions in the second quarter of 2009. On December 30, 2009, FDIC insured institutions were required to prepay 13 quarters of estimated deposit insurance premiums. Therefore, the Company prepaid approximately $59.8 million of estimated deposit insurance premiums and recorded this amount as an asset on its Consolidated Statement of Financial Condition. No expense for this prepayment occurred in 2009 as it will be expensed over the three year assessment period.
OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties. This expense was $19.0 million in 2009 and $2.0 million in 2008, while 2007 provided income of $34,000. The increase in 2009 is primarily due to the higher number of OREO properties and losses on sales of such properties as real estate values continued to decline in 2009.
Commissions paid to 3rd party brokers primarily represent the commissions paid on revenue generated by WHI through its network of unaffiliated banks.
Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions and lending origination costs that are not deferred. This category increased $6.9 million, or 28%, in 2009 and increased $2.1 million, or 10%, in 2008. The increase in 2009 compared to 2008 is primarily attributable to increased loan expenses related to mortgage banking activities, a higher level of problem loan expenses and the general growth in the Company’s business. The increase in 2008 compared to 2007 is mainly attributable to the general growth in the Company’s business.
Income Taxes
The Company recorded income tax expense of $44.4 million in 2009, $10.2 million in 2008 and $28.2 million in 2007. The effective tax rates were 37.8%, 33.1% and 33.6% in 2009, 2008 and 2007, respectively. The increase in the effective tax rate in 2009 compared to 2008 is primarily a result of a higher level of pre-tax net income in 2009 compared to 2008. The effective tax rate in 2007 reflects benefits from higher levels of tax-advantaged income compared to 2008. Please refer to Note 18 to the Consolidated Financial Statements for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.
Operating Segment Results
As described in Note 25 to the Consolidated Financial Statements, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. The net interest income of the community banking segment includes interest income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the community banking segment were retained within that segment’s operations.

Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “wealth management deposits” discussion in the Deposits and Other Funding Sources section of this report for more information on these deposits.)
The community banking segment’s net interest income for the year ended December 31, 2009 totaled $300.6 million as compared to $237.4 million for the same period in 2008, an increase of $63.2 million, or 27%. The increase in 2009 compared to 2008 was primarily attributable to the acquisition of the life insurance premium finance portfolio and lower costs of interest-bearing deposits. The decrease in net interest income in 2008 when compared to the total of $259.0 million in 2007 was $21.6 million, or 8%. The decrease in 2008 compared to 2007 is directly attributable to two factors: first, interest rate compression as certain variable rate retail deposit rates were unable to decline at the same magnitude as variable rate earning assets and second, the negative impact of an increased balance of nonaccrual loans. Total loans increased 18% in 2009, and 7% in 2008. Provision for credit losses increased to $165.3 million in 2009 compared to $56.6 million in 2008 and $14.3 million in 2007. This increase reflects the current credit quality levels and additional provision for loan losses to accommodate for the additional net charge-offs and the expense related to write downs of other real estate owned. The community banking segment’s non-interest income totaled $92.6 million in 2009, an increase of $21.4 million, or 30%, when compared to the 2008 total of $71.2 million. These increases were primarily attributable to an increase in mortgage banking revenue offset by lower levels of fees from covered call options. In 2008, non-interest income for the community banking segment increased $35.0 million, or 97% when compared to the 2007 total of $36.2 million. The increase in 2008 compared to 2007 is primarily a result of lower mortgage banking revenues which were impacted by mortgage banking valuation and recourse obligation adjustments totaling $6.0 million. The community banking segment’s net loss for the year ended December 31, 2009 totaled $25.9 million, a decrease of $63.9 million, or 168%, as compared to 2008 net income of $38.0 million. Net income for the year ended December 31, 2008 decreased $24.3 million, or 39%, as compared to the 2007 total of $62.3 million.
The specialty finance segment’s net interest income totaled $84.2 million for the year ended December 31, 2009 and increased $9.9 million, or 13%, over the $74.3 million in 2008. The increase in net interest income in 2008 when compared to the total of $64.4 million in 2007 was $9.9 million, or 15%. The specialty finance segment’s non-interest income totaled $164.6 million for the year ended December 31, 2009 and increased $159.1 million over the $5.5 million in 2008. The increase in non-interest income in 2009 is primarily a result of the bargain purchase gain from the acquisition of the life insurance premium finance receivable portfolio and the gains recognized on the securitization of commercial premium finance receivables. See the “Overview and Strategy – Specialty Finance” section of this report and Note 8 of the Consolidated Financial Statements for a discussion of the bargain purchase.
In November 2007, the Company completed the acquisition of Broadway Premium Funding Corporation which is now included in the specialty finance segment results since the date of acquisition. FIFC began selling loans to an unrelated third party in 1999. Sales of these receivables were dependent upon market conditions impacting both sales of these loans and the opportunity for securitizing these loans as well as liquidity and capital management considerations. Wintrust did not sell any premium finance receivables to unrelated third party financial institutions in first three quarters of 2007. Wintrust sold approximately $217.8 million of premium finance receivables in 2008 to unrelated third parties. The premium finance segment’s non-interest income of $5.5 million and $6.0 million for the years ended December 31, 2008 and 2007, respectively, reflect the gains from the sale of premium finance receivables to unrelated third parties.
Net after-tax profit of the premium finance segment totaled $120.8 million, $34.9 million and $31.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. New receivable originations totaled $3.7 billion in 2009, $3.2 billion in 2008 and $3.1 billion in 2007. The increases in new volumes each year is indicative of this segment’s ability to increase market penetration in existing markets and establish a presence in new markets.
The wealth management segment reported net interest income of $12.3 million for 2009 compared to $10.4 million for 2008 and $5.5 million for 2007. Net interest income is comprised of the net interest earned on brokerage customer receivables at Wayne Hummer Investments and an allocation of a portion of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the Banks. The allocated net interest income included in this segment’s profitability was $11.8 million ($7.3 million after tax) in 2009, $9.4 million ($5.9 million after tax) in 2008 and $4.2 million ($2.6 million after tax) in 2007. The increase is mainly due to the recent equity market improvements that have helped revenue growth from trust and asset management activities. During the fourth quarter of 2009, the contribution attributable to the wealth management deposits was redefined to measure the value as an alternative source of funding for each bank. In previous periods, the contribution from these deposits was measured as the full net interest income contribution. The redefined measure better reflects the value of these deposits to the Company.

Wealth management customer account balances on deposit at the Banks averaged $634.4 million, $624.4 million and $538.7 million in 2009, 2008 and 2007, respectively. This segment recorded non-interest income of $38.3 million for 2009 as compared to $36.3 million for 2008 and $39.3 million for 2007. Distribution of wealth management services through each Bank continues to be a focus of the Company as the number of brokers in its Banks continues to increase. Wintrust is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream and continues to focus on reducing the fixed cost structure of this segment to a variable cost structure. This segment reported net income of $5.6 million for 2009 compared to $5.3 million for 2008 and $3.1 million for 2007.
ANALYSIS OF FINANCIAL CONDITION
Total assets were $12.2 billion at December 31, 2009, representing an increase of $1.6 billion, or 15%, when compared to December 31, 2008. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $10.9 billion at December 31, 2009 and $9.5 billion at December 31, 2008. See Notes 3, 4, and 11 through 15 of the Consolidated Financial Statements for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Loans:
Commercial and commercial real estate	$4,990,004	48%	$4,580,524	52%	$4,182,205	49%
Home equity	919,233	9	772,361	9	652,034	8
Residential real estate (1)	503,910	5	335,714	4	335,894	4
Premium finance receivables	1,653,786	16	1,178,421	13	1,264,941	15
Indirect consumer loans	134,757	1	215,453	2	248,203	3
Other loans	133,731	1	163,136	2	141,603	1

Total loans, net of unearned income (2)	8,335,421	80	7,245,609	82	6,824,880	80
Liquidity management assets (3)	2,086,653	20	1,532,282	18	1,674,719	20
Other earning assets (4)	23,979	—	23,052	—	24,721	—

Total average earning assets	$10,446,053	100%	$8,800,943	100%	$8,524,320	100%

Total average assets	$11,415,322		$9,753,220		$9,442,277

Total average earning assets to total average assets		92%		90%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes non-accrual loans

(3)	Includes available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements

(4)	Includes brokerage customer receivables and trading account securities
Average earning assets increased $1.6 billion, or 19%, in 2009 and $276.6 million, or 3%, in 2008.
Loans. Average total loans, net of unearned income, increased $1.1 billion, or 15%, in 2009 and $420.7 million, or 6%, in 2008. Average commercial and commercial real estate loans, the largest loan category, totaled $5.0 billion in 2009, and increased $409.5 million, or 9%, over the average balance in 2008. The average balance in 2008 increased $398.3 million, or 10%, over the average balance in 2007. This category comprised 60% of the average loan portfolio in 2009 and 63% in 2008. The growth realized in this category for 2009 and 2008 is attributable to increased business development efforts, the purchase of a portfolio of domestic life insurance premium finance loans in the third and fourth quarters of 2009, partially offset by the securitization transaction in September 2009. While many other banks saw 2009 as a year of retraction or stagnation as it relates to lending activities, the capital from the CPP positioned Wintrust to expand lending.

Home equity loans averaged $919.2 million in 2009, and increased $146.9 million, or 19%, when compared to the average balance in 2008. Home equity loans averaged $772.4 million in 2008, and increased $120.3 million, or 19%, when compared to the average balance in 2007. Unused commitments on home equity lines of credit totaled $854.2 million at December 31, 2009 and $897.9 million at December 31, 2008. The increase in average home equity loans in 2009 is primarily a result of new loan originations and borrowers exhibiting a greater propensity to borrow on their existing lines of credit. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards to grow outstanding loan balances.
Residential real estate loans averaged $503.9 million in 2009, and increased $168.2 million, or 50%, from the average balance of $335.7 million in 2008. In 2008, residential real estate loans were essentially unchanged from the average balance in 2007. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The majority of the increase in residential mortgage loans in 2009 as compared to 2008 is a result of higher mortgage loan originations.
The increase in originations resulted from the interest rate environment and the positive impact of the PMP transaction, completed at the end of 2008. The remaining loans in this category are maintained within the Banks’ loan portfolios and represent mostly adjustable rate mortgage loans and shorter-term fixed rate mortgage loans.
Average premium finance receivables totaled $1.7 billion in 2009, and accounted for 20% of the Company’s average total loans. In 2009, average premium finance receivables increased $475.4 million, or 40%, from the average balance of $1.2 billion in 2008. In 2008, average premium finance receivables decreased $86.5 million, or 7%, compared to 2007. The increase in the average balance of premium finance receivables in 2009 is a result of FIFC’s purchase of a portfolio of domestic life insurance premium finance loans in 2009 with a fair value of $910.9 million. Historically, the majority of premium finance receivables, commercial and life insurance, were purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. FIFC originations of commercial premium finance receivables that were not purchased by the banks were typically sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such commercial premium finance receivables in a securitization transaction sponsored by FIFC. Under the terms of the securitization, FIFC has the right, but not the obligation, to securitize additional receivables in the future and is responsible for the servicing, administration and collection of securitized receivables and related security in accordance with FIFC’s credit and collection policy. FIFC’s obligations under the securitization are subject to customary covenants, including the obligation to file and amend financing statements; the obligation to pay costs and expenses; the obligation to indemnify other parties for its breach or failure to perform; the obligation to defend the right, title and interest of the transferee of the conveyed receivables against third party claims; the obligation to repurchase the securitized receivables if certain representations fail to be true and correct and receivables are materially and adversely affected thereby; the obligation to maintain its corporate existence and licenses to operate; and the obligation to qualify the securitized notes under the securities laws. In the event of a default by FIFC under certain of these obligations, the ability to add loans to securitization facility could terminate.
The decrease in the average balance of premium finance receivables in 2008 compared to 2007 is a result of higher sales of premium finance receivables to unrelated third parties in 2008 compared to 2007. The Company suspended the sale of premium finance receivables to unrelated third parties from the third quarter of 2006 to the third quarter of 2007. Due to the Company’s average loan-to-average deposit ratio being consistently above the target range of 85% to 90%, the Company reinstated its program of selling premium finance receivables to unrelated third parties in the fourth quarter of 2007.
Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans are financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company had established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company ceased the origination of indirect automobile loans at Hinsdale Bank. This niche business served the Company well in helping de novo banks quickly and profitably, grow into their physical structures. Competitive pricing pressures significantly reduced the long term potential profitably of this niche business. Given the current economic environment, the retirement of the founder of this niche business and the Company’s belief that interest rates may rise over the longer-term, exiting the origination of this business was deemed to be in the best interest of the Company. The Company will continue to service its existing portfolio during the duration of the credits. At December 31, 2009, the average maturity of indirect automobile loans is estimated to be approximately 31 months. During 2009, 2008 and 2007 average indirect consumer loans totaled $134.8 million, $215.5 million and $248.2 million, respectively.
Other loans represent a wide variety of personal and consumer loans to individuals as well as high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral. Additionally, short-term accounts receivable financing may also involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral. Lower activity from existing clients and slower growth in new customer relationships due to sluggish economic conditions have led to a decrease in short-term accounts receivable financing in the last few years.
Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding services and loan demand. Average liquidity management assets accounted for 20% of total average earning assets in 2009, 17% in 2008 and 20% in 2007. Average liquidity management assets increased $554.4 million in 2009 compared to 2008, and decreased $142.4 million in 2008 compared to 2007. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
Other earning assets. Other earning assets include brokerage customer receivables and trading account securities at WHI. Trading securities are also held at the Wintrust corporate level. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

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
Deposits. Total deposits at December 31, 2009, were $9.9 billion, increasing $1.5 billion, or 18%, compared to the $8.4 billion at December 31, 2008. Average deposit balances in 2009 were $9.2 billion, reflecting an increase of $1.5 billion, or 20%, compared to the average balances in 2008. During 2008, average deposits increased $111 million, or 1.5%, compared to the prior year.
The increase in year end and average deposits in 2009 over 2008 reflects the Company’s efforts to increase its deposit base. During 2009, the Company aggressively advertised its MaxSafe ® deposit products which provided customers with 15 times the FDIC insurance of a single bank. During 2009, the average balance in money market accounts increased approximately $230 million and the average time certificates of deposit increased approximately $253 million as a result of the MaxSafe ® deposit products.
The following table presents the composition of average deposits by product category for each of the last three years (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Non-interest bearing deposits	$788,034	9%	$672,924	9%	$647,715	9%
NOW accounts	1,136,008	12	1,011,402	13	938,960	12
Wealth management deposits	907,013	10	622,842	8	547,408	7
Money market accounts	1,375,767	15	904,245	12	696,760	9
Savings accounts	457,139	5	319,128	4	302,339	4
Time certificates of deposit	4,543,154	49	4,156,600	54	4,442,469	59

Total deposits	$9,207,115	100%	$7,687,141	100%	$7,575,651	100%

Wealth management deposits are funds from the brokerage customers of WHI, the trust and asset management customers of WHTC and brokerage customers from unaffiliated companies which have been placed into deposit accounts (primarily money market accounts) of the Banks (“Wealth management deposits” in table above). Average Wealth management deposits increased $284 million in 2009, of which $274 million was attributable to brokerage customers from unaffiliated companies. Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the Banks as well as other investments suitable for banks.

The following table presents average deposit balances for each Bank and the relative percentage of total consolidated average deposits held by each Bank during each of the past three years (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Lake Forest Bank	$1,146,196	12%	$1,046,069	14%	$1,060,954	14%
Hinsdale Bank	1,086,748	12	949,658	12	1,037,514	14
North Shore Bank	980,079	11	768,081	10	781,699	10
Libertyville Bank	882,366	10	781,708	10	798,522	11
Barrington Bank	776,009	8	694,471	9	700,728	9
Northbrook Bank	692,329	8	570,401	7	613,943	8
Village Bank	592,043	6	463,433	6	491,307	6
Town Bank	571,568	6	483,331	6	399,857	6
State Bank of the Lakes	546,774	6	467,857	6	428,653	6
Crystal Lake Bank	536,091	6	469,022	6	470,586	6
Advantage Bank	353,938	4	286,722	4	241,117	3
Wheaton Bank	353,845	4	268,174	4	244,158	3
Old Plank Trail Bank	248,121	3	166,675	2	108,887	1
Beverly Bank	246,474	3	169,732	2	141,186	2
St. Charles Bank	194,534	1	101,807	2	56,540	1

Total deposits	$9,207,115	100%	$7,687,141	100%	$7,575,651	100%

Percentage increase from prior year		20%		5%		4%

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
The composition of average other funding sources in 2009, 2008 and 2007 is presented in the following table (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Notes payable	$1,000	—%	$50,799	4%	$51,979	5%
Federal Home Loan Bank advances	434,520	43	435,761	38	400,552	38
Subordinated notes	66,205	7	74,589	7	75,000	7
Short-term borrowings	255,504	25	334,714	29	264,743	25
Junior subordinated debentures	249,497	25	249,575	22	249,739	25
Other	1,818	—	1,863	—	1,818	—

Total other funding sources	$1,008,544	100%	$1,147,301	100%	$1,043,831	100%

Notes payable balances represent the balances on a credit agreement with an unaffiliated bank. This credit facility is available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2009 and 2008, the Company had $1.0 million of notes payable outstanding. See Note 12 to the Consolidated Financial Statements for further discussion of the terms of this credit facility.

FHLB advances provide the Banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the Banks totaled $431.0 million at December 31, 2009, and $436.0 million at December 31, 2008. See Note 13 to the Consolidated Financial Statements for further discussion of the terms of these advances.
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years with final maturity dates in 2012, 2013 and 2015. These notes qualify as Tier II regulatory capital. Subordinated notes totaled $60.0 million and $70.0 million at December 31, 2009 and 2008, respectively. See Note 14 to the Consolidated Financial Statements for further discussion of the terms of the notes.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $245.6 million and $334.9 million at December 31, 2009 and 2008, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the Banks’ operating subsidiaries. See Note 14 to the Consolidated Financial Statements for further discussion of these borrowings.
The Company has $249.5 million of junior subordinated debentures outstanding as of December 31, 2009 and 2008. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 16 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
Shareholders’ Equity. Total shareholders’ equity was $1.1 billion at December 31, 2009, relatively unchanged from the December 31, 2008 total of $1.1 billion.
Changes in shareholders’ equity from 2008 to 2009 included approximately $50.0 million of earnings (net income of $73.1 million less preferred stock dividends of $16.6 million and common stock dividends of $6.5 million), $11.7 million increase from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $6.9 million credited to surplus for stock-based compensation costs, and $4.0 million in net unrealized gains from available-for-sale securities and cash flow hedges, net of tax.
In 2008, shareholders’ equity increased $328.0 million when compared to the December 31, 2007 balance. The increase from December 31, 2007, was the result of the retention of approximately $9.9 million of earnings (net income of $20.5 million less preferred stock dividends of $2.1 million and common stock dividends of $8.5 million), a $299.4 million increase from the issuance of preferred stock, net of issuance costs, a $5.2 million increase from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $9.9 million credited to surplus for stock-based compensation costs, a $3.4 million increase in net unrealized gains from available-for-sale securities and the mark-to-market adjustment on cash flow hedges, net of tax, partially offset by a $688,000 cumulative effect adjustment to retained earnings from the adoption of a new accounting standard.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and commercial real estate	$5,039,906	60%	4,778,664	63	4,408,661	65	4,068,437	63	3,161,734	61
Home equity	930,482	11	896,438	12	678,298	10	666,471	10	624,337	12
Residential real estate	306,296	4	262,908	3	226,686	3	207,059	3	275,729	5
Premium finance receivables — commercial	730,144	9	1,243,858	16	1,069,781	16	1,165,846	18	814,681	16
Premium finance receivables — life insurance	1,197,893	14	102,728	2	8,404	—	—	—	—	—
Indirect consumer loans	98,134	1	175,955	2	241,393	4	249,534	4	203,002	4
Other loans	108,916	1	160,518	2	168,379	2	139,133	2	134,388	2

Total loans, net of unearned income	$8,411,771	100%	7,621,069	100	6,801,602	100	6,496,480	100	5,213,871	100

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The Company enhanced its loan classification system and began presenting data regarding commercial and commercial real estate on a disaggregated basis in the third quarter of 2009. Prior to that time, the Company did not gather information disaggregated by these loan category types. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2009:

				>90 Days	Allowance
		% of	Non-	Past Due and	for Loan Losses
(Dollars in thousands)	Balance	Total Loans	accrual	still accruing	Allocation

Commercial:
Commercial and industrial	$1,361,225	16.2%	$15,094	$561	$22,579
Franchise	133,953	1.6	—	—	2,118
Mortgage warehouse lines of credit	121,781	1.4	—	—	1,643
Community Advantage – homeowner associations	67,086	0.8	—	—	161
Aircraft	41,654	0.5	—	—	167
Other	17,510	0.2	1,415	—	1,344

Total Commercial	$1,743,209	20.7%	$16,509	$561	$28,012

Commercial Real Estate:
Land and development	$1,003,728	11.9%	$65,762	$—	$21,634
Office	529,856	6.3	3,222	—	6,273
Industrial	463,526	5.6	5,686	—	6,316
Retail	554,934	6.6	1,593	—	7,487
Mixed use and other	744,653	8.8	4,376	—	9,242

Total Commercial Real Estate Loans	$3,296,697	39.2%	$80,639	$—	$50,952

Total Commercial and Commercial Real Estate	$5,039,906	59.9%	$97,148	$561	$78,964

Commercial Real Estate–collateral location by state:
Illinois	$2,641,291	80.1%
Wisconsin	366,862	11.1

Total primary markets	$3,008,153	91.2%

Arizona	46,257	1.4
Indiana	46,099	1.4
Florida	45,655	1.4
Other (no individual state greater than 0.9%)	150,533	4.6

Total	$3,296,697	100.0%

Our commercial real estate loan portfolio predominantly relates to owner-occupied real estate, and our loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago, Illinois metropolitan area and southeastern Wisconsin, 91.2% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in 2009, and we expect this trend to continue. These conditions have negatively affected our commercial real estate loan portfolio, and as of December 31, 2009, our allowance for loan losses related to this portfolio is $51.0 million.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, allowance for loan losses in our commercial loan portfolio is $28.0 million as of December 31, 2009.
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
Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business has expanded during 2009 due to the high demand for mortgage re-financings given the historically low interest rate environment and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of this business has caused our mortgage warehouse lines to increase to $121.8 million as of December 31, 2009 from $55.3 million as of December 31, 2008. Additionally, our allowance for loan losses with respect to these loans is $1.6 million as of December 31, 2009. Since the inception of this business, the Company has not suffered any related loan losses on these loans.
Home equity loans. Our home equity loans and lines of credit are originated by each of our banks in their local markets where we have a strong understanding of the underlying real estate value. Our banks monitor and manage these loans, and we conduct an automated review of all home equity loans and lines of credit at least twice per year. This review collects current credit performance for each home equity borrower and identifies situations where the credit strength of the borrower is declining, or where there are events that may influence repayment, such as tax liens or judgments. Our banks use this information to manage loans that may be higher risk and to determine whether to obtain additional credit information or updated property valuations. As a result of this work in 2009 and general market conditions, we modified our home equity offerings and changed our policies regarding home equity renewals and requests for subordination. In a limited number of situations, the unused availability on home equity lines of credit was frozen.
The rates we offer on new home equity lending are based on several factors, including appraisals and valuation due diligence, in order to reflect inherent risk, and we place additional scrutiny on larger home equity requests. In a limited number of cases, we issue home equity credit together with first mortgage financing, and requests for such financing are evaluated on a combined basis. It is not our practice to advance more than 85% of the appraised value of the underlying asset, which ratio we refer to as the loan-to-value ratio, or LTV ratio, and a majority of the credit we previously extended, when issued, had an LTV ratio of less than 80%.
Our home equity loan portfolio has performed well in light of the deterioration in the overall residential real estate market. The number of new home equity line of credit commitments originated by us has decreased in 2009 due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow, and a decline in homeowners’ desire to use their remaining equity as collateral. However, our total outstanding home equity loan balances have increased as a result of new originations and borrowers exhibiting a greater propensity to borrow on their existing lines of credit.
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2009, our residential loan portfolio totaled $306.3 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of December 31, 2009, $3.8 million of our residential real estate mortgages, or 1% of our residential real estate loan portfolio, were classified as nonaccrual, $412,000 were more than 90 days past due and still accruing (less than 1%), $3.4 million were 30 to 89 days past due (1%) and $298.7 million were current (98%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold to FNMA with the servicing of those loans retained. The amount of loans serviced for FNMA as of December 31, 2009 and 2008 was $738 million and $528 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2009, approximately $48.2 million of our mortgages consist of interest-only loans. To date, we have not participated in any mortgage modification programs.
Premium finance receivables – commercial. FIFC originated approximately $3.3 billion in commercial insurance premium finance receivables during 2009. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management has established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. See Note 6 of the Consolidated Financial Statements for further discussion of this securitization transaction.
Premium finance receivables – life insurance. In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. FIFC originated approximately $382.0 million in life insurance premium finance receivables in 2009, excluding receivables purchased during the year. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million. See Note 8 of the Consolidated Financial Statements for further discussion of this business combination.

Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company established fixed-rate automobile loan financing at Hinsdale Bank funded indirectly through unaffiliated automobile dealers. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. This niche business served the Company well over the past twelve years in helping de novo banks quickly and profitably, grow into their physical structures. Competitive pricing pressures significantly reduced the long-term potential profitably of this niche business. Given the current economic environment, the retirement of the founder of this niche business and the Company’s belief that interest rates may rise over the longer-term, exiting the origination of this business was deemed to be in the best interest of the Company. The Company continues to service its existing portfolio during the duration of the credits. At December 31, 2009, the average actual maturity of indirect automobile loans is estimated to be approximately 31 months.
Other Loans. Included in the other loan category is a wide variety of personal and consumer loans to individuals as well as high yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. The Banks originate consumer loans in order to provide a wider range of financial services to their customers.
Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans due to the type and nature of the collateral. Additionally, short-term accounts receivable financing may also involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral.
Foreign. The Company had no loans to businesses or governments of foreign countries at any time during 2009.
Maturities and Sensitivities of Loans to Changes In Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2009 by date at which the loans reprice (in thousands):

	One year	From one	Over
	or less	to five years	five years	Total

Commercial	$1,413,459	269,268	60,482	1,743,209
Commercial real estate	2,445,764	815,560	35,373	3,296,697
Total premium finance receivables, net of unearned income	1,920,089	7,948	—	1,928,037

Of those loans repricing after one year, approximately $1.1 billion have fixed rates.

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

1 Rating	—	Minimal Risk (Loss Potential — none or extremely low) (Superior asset quality, excellent liquidity, minimal leverage)

2 Rating	—	Modest Risk (Loss Potential demonstrably low) (Very good asset quality and liquidity, strong leverage capacity)

3 Rating	—	Average Risk (Loss Potential low but no longer refutable) (Mostly satisfactory asset quality and liquidity, good leverage capacity)

4 Rating	—	Above Average Risk (Loss Potential variable, but some potential for deterioration) (Acceptable asset quality, little excess liquidity, modest leverage capacity)

5 Rating	—	Management Attention Risk (Loss Potential moderate if corrective action not taken) (Generally acceptable asset quality, somewhat strained liquidity, minimal leverage capacity)

6 Rating	—	Special Mention (Loss Potential moderate if corrective action not taken) (Assets in this category are currently protected, potentially weak, but not to the point of substandard classification)

7 Rating	—	Substandard (Loss Potential distinct possibility that the bank may sustain some loss) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

8 Rating	—	Doubtful (Loss Potential extremely high) (These assets have all the weaknesses in those classified “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly improbable)

9 Rating	—	Loss (fully charged-off) (Loans in this category are considered full uncollectible.)
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
If, based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a specific impairment reserve is established. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral. As a result of the loan-by-loan nature of the Company’s review process, no significant time lapses have occurred during the review process. The following table classifies the Company’s non-performing assets as of December 31 for each of the last five years.
Non-Performing Loans
(Dollars in thousands)

	2009	2008	2007	2006	2005

Loans past due greater than 90 days and still accruing:
Residential real estate and home equity	$412	617	51	308	159
Commercial, consumer and other	656	14,750	14,742	8,454	1,898
Premium finance receivables – commercial	6,271	9,339	8,703	4,306	5,211
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer loans	461	679	517	297	228

Total loans past due greater than 90 days and still accruing	7,800	25,385	24,013	13,365	7,496

Non-accrual loans:
Residential real estate and home equity	12,662	6,528	3,215	1,738	457
Commercial, consumer and other	97,765	91,814	33,341	13,283	11,712
Premium finance receivables – commercial	11,878	11,454	10,725	8,112	6,189
Premium finance receivables – life insurance	704	—	—	—	—
Indirect consumer loans	995	913	560	376	335

Total non-accrual	124,004	110,709	47,841	23,509	18,693

Total non-performing loans:
Residential real estate and home equity	13,074	7,145	3,266	2,046	616
Commercial, consumer and other	98,421	106,564	48,083	21,737	13,610
Premium finance receivables – commercial	18,149	20,793	19,428	12,418	11,400
Premium finance receivables – life insurance	704	—	—	—	—
Indirect consumer loans	1,456	1,592	1,077	673	563

Total non-performing loans	131,804	136,094	71,854	36,874	26,189

Total non-performing loans by category as a percent of its own respective category’s year end balance:
Residential real estate and home equity	1.06%	0.62	0.36%	0.23%	0.07%
Commercial, consumer and other	1.91	2.16	1.05	0.52	0.41
Premium finance receivables – commercial	2.49	1.67	1.82	1.07	1.40
Premium finance receivables – life insurance	0.06	—	—	—	—
Indirect consumer loans	1.48	0.90	0.45	0.27	0.28

Total non-performing loans	1.57%	1.79%	1.06%	0.57%	0.50%

Allowance for loan losses as a percentage of non-performing loans	74.56%	51.26%	70.13%	124.90%	153.82%

As the above table reflects, there was a slight decline in non-performing loans in 2009 as compared to 2008. During 2009, Management implemented a strategic effort to aggressively resolve problem loans through liquidation, rather than retention, of loans. Management believed that the distressed macro-economic conditions would continue to exist in 2009 and 2010 and that the banking industry’s increase in non-performing loans would eventually lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, the Company attempted to liquidate as many non-performing loans and assets as possible during 2009. The impact of those decisions and actions included a slight decline in non-performing loans from the prior year-end, a significant increase in the provision for credit losses and net charge-offs in 2009 compared to 2008, an increase in the overall level of the allowance for loan losses.
As of December 31, 2009, only 1.6% of the entire portfolio is in a non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.2% either one or two payments past due. In total, 97.2% of the Company’s total loan portfolio as of December 31, 2009 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at December 31, 2009:
As of December 31, 2009
(Dollars in thousands)

		90+ days
	Non-	and still	60-89 days	30-59 days
	Accrual	accruing	past due	past due	Current	Total Loans

Loan Balances:
Commercial and commercial real estate loans	$97,148	561	25,293	44,389	4,872,515	5,039,906
Home equity loans	8,883	—	894	2,107	918,598	930,482
Residential real estate loans	3,779	412	406	3,043	298,656	306,296
Premium finance receivables – commercial	11,878	6,271	3,975	9,639	698,381	730,144
Premium finance receivables – life insurance	704	—	5,385	1,854	1,189,950	1,197,893
Indirect consumer loans	995	461	614	2,143	93,921	98,134
Consumer and other loans	617	95	511	537	107,156	108,916

Total loans, net of unearned income	$124,004	7,800	37,078	63,712	8,179,177	8,411,771

Aging as a % of Loan Balance:
Commercial and commercial real estate loans	1.9%	—%	0.5%	0.9%	96.7%	100.0%
Home equity loans	1.0	—	0.1	0.2	98.7	100.0
Residential real estate loans	1.2	0.1	0.1	1.0	97.6	100.0
Premium finance receivables – commercial	1.6	0.9	0.5	1.3	95.7	100.0
Premium finance receivables – life insurance	0.1	—	0.4	0.2	99.3	100.0
Indirect consumer loans	1.0	0.5	0.6	2.2	95.7	100.0
Consumer and other loans	0.6	0.1	0.5	0.5	98.4	100.0

Total loans, net of unearned income	1.5%	0.1%	0.4%	0.8%	97.2	100.0%

The following table shows the value of non-performing loans, impaired loans, the specific impairment reserves and the total allowance for credit losses at December 31 for each of the last five years:
(Dollars in thousands)

				Specific Impairment
			Allowance for	Reserves on
	Non-Performing	Impaired Loans	Credit Losses	Impaired Loans
	Loans (NPLs)	(included in NPLs)	(“ACL”)	(incl. in ACL)

As of December 31, 2009	$131,804	73,176	139,154	17,567
As of December 31, 2008	136,094	113,709	71,353	16,639
As of December 31, 2007	71,854	28,759	50,882	2,308
As of December 31, 2006	36,874	11,191	46,512	1,400
As of December 31, 2005	26,189	11,530	40,774	1,319

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
The following table sets forth the allocation of the allowance for loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans (dollars in thousands):

	2009		2008		2007		2006		2005
		% of Loan		% of Loan		% of Loan		% of Loan		% of Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allowance for loan losses allocation:
Commercial and commercial real estate	$78,964	60%	$56,985	63%	$38,995	65%	$32,943	63%	$28,288	61%
Home equity	9,013	11	3,067	12	2,057	10	1,985	10	1,835	12
Residential real estate	3,139	4	1,698	3	1,290	3	1,381	3	1,372	5
Consumer and other	1,977	1	1,661	2	1,475	2	1,889	2	1,664	2
Premium finance receivables – commercial	2,836	9	4,358	16	3,643	16	4,838	18	4,586	16
Premium finance receivables – life insurance	980	14	308	2	29	—	—	—	—	—
Indirect consumer loans	1,368	1	1,690	2	2,900	4	3,019	4	2,538	4

Total allowance for loan losses	$98,277	100%	$69,767	100%	$50,389	100%	$46,055	100%	$40,283	100%

Allowance category as a percent of total allowance:
Commercial and commercial real estate	81%		82%		77%		72%		70%
Home equity	9		5		4		4		5
Residential real estate	3		2		3		3		4
Consumer and other	2		2		3		4		4
Premium finance receivables – commercial	3		6		7		10		11
Premium finance receivables – life insurance	1		1		—		—		—
Indirect consumer loans	1		2		6		7		6

Total allowance for loan losses	100%		100%		100%		100%		100%

Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$3,554		$1,586		$493		$457		$491

Total allowance for credit losses	$101,831		$71,353		$50,882		$46,512		$40,774
Credit-related discounts on purchased loans	$37,323		$—		$—		$—		$—

Total credit reserves	$139,154		$71,353		$50,882		$46,512		$40,774

Management has determined that the allowance for loan losses was adequate at December 31, 2009, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

The following table summarizes the activity in our allowance for credit losses during the last five years.
Allowance for Credit Losses
(Dollars in thousands)

	2009	2008	2007	2006	2005

Allowance for loan losses at beginning of year	$69,767	50,389	46,055	40,283	34,227
Provision for credit losses	167,932	57,441	14,879	7,057	6,676
Allowance acquired in business combinations	—	—	362	3,852	4,792
Reclassification from/(to) allowance for lending-related commitments	(2,037)	(1,093)	(36)	92	(491)

Charge-offs:
Commercial and commercial real estate loans	124,136	30,469	8,958	4,534	3,252
Home equity loans	4,605	284	289	97	88
Residential real estate loans	1,067	1,631	147	81	198
Premium finance receivables – commercial	8,153	4,073	2,425	2,760	2,067
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer loans	1,848	1,322	873	584	555
Consumer and other loans	644	618	845	421	363

Total charge-offs	140,453	38,397	13,537	8,477	6,523

Recoveries:
Commercial and commercial real estate loans	1,242	496	1,732	2,299	527
Home equity loans	815	1	61	31	—
Residential real estate loans	—	—	6	2	—
Premium finance receivables – commercial	651	662	514	567	677
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer loans	179	173	172	191	155
Consumer and other loans	181	95	181	158	243

Total recoveries	3,068	1,427	2,666	3,248	1,602

Net charge-offs	(137,385)	(36,970)	(10,871)	(5,229)	(4,921)

Allowance for loan losses at end of year	$98,277	69,767	50,389	46,055	40,283

Allowance for lending-related commitments at end of year	3,554	1,586	493	457	491

Allowance for credit losses at end of year	$101,831	71,353	50,882	46,512	40,774

Credit-related discounts on purchased loans	37,323	—	—	—	—

Total credit reserves	$139,154	71,353	50,882	46,512	40,774

Net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	2.46%	0.65%	0.17%	0.06%	0.09%
Home equity loans	0.41	0.04	0.04	0.01	0.01
Residential real estate loans	0.21	0.49	0.04	0.02	—
Premium finance receivables – commercial	0.67	0.29	0.15	0.22	0.16
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer loans	1.24	0.53	0.28	0.17	0.20
Consumer and other loans	0.35	0.32	0.47	0.19	0.09

Total loans, net of unearned income	1.65%	0.51%	0.16%	0.09%	0.10%

Net charge-offs as a percentage of the provision for credit losses	81.81%	68.36%	73.07%	74.10%	73.71%

Year-end total loans	$8,411,771	7,621,069	6,801,602	6,496,480	5,213,871
Allowance for loan losses as a percentage of loans at end of year	1.17%	0.92%	0.74%	0.71%	0.77%
Allowance for credit losses as a percentage of loans at end of year	1.21%	0.94%	0.75%	0.72%	0.78%
Total credit reserves as a percentage of loans at end of year	1.65%	0.94%	0.75%	0.72%	0.78%

The allowance for credit losses is comprised of an allowance for loan losses, which is determined with respect to loans that we have issued, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Additions to the allowance for loan losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses.
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
Premium Finance Receivables and Indirect Consumer Loans:
The determination of the appropriate allowance for loan losses for premium finance receivables and indirect consumer loans is based solely on the aging (collection status) of the portfolios. Due to the large number of generally smaller sized and homogenous credits in these portfolios, these loans are not individually assigned a credit risk rating. Loss factors are assigned to each delinquency category in order to calculate an allowance for loan losses. The allowance for loan losses for these categories is entirely a general reserve.
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of December 31, 2009, home equity loans and residential mortgages comprised 11% and 4%, respectively, of the Company’s total loan portfolio. At present, approximately only 2% of all of the Company’s residential mortgage loans and approximately only 1% of all of the Company’s home equity loans are more than one payment past due. Although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
Methodology in Assessing Impairment and Charge-off Amounts
In determining the amount of impairment or charge-offs associated with a loan, the Company values the loan generally by starting with a valuation obtained from an appraisal of the underlying collateral and then deducting estimated selling costs to arrive at a net appraised value. We obtain the appraisals of the underlying collateral from one of a pre-approved list of independent, third party appraisal firms.
In many cases, the Company simultaneously values the underlying collateral by marketing the property or related note to market participants interested in purchasing properties of the same type. If the Company receives offers or indications of interest, we will analyze the price and review market conditions to assess whether in light of such information the appraised value overstates the likely price and that a lower price would be a better assessment of the market value of the property and would enable us to liquidate the collateral. Additionally, the Company takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or reserve associated with any impaired loans. Accordingly, the Company may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable in the circumstance and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, the Company may carry a loan at a value that is in excess of the appraised value if the Company has a guarantee from a borrower that the Company believes has realizable value. In evaluating the strength of any guarantee, the Company evaluates the financial wherewithal of the guarantor, the guarantor’s reputation, and the guarantor’s willingness and desire to work with the Company. The Company then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.
In circumstances where the Company has received an appraisal but has no third party offers or indications of interest, the Company may enlist the input of realtors in the local market as to the highest valuation that the realtor believes would result in a liquidation of the property given a reasonable marketing period of approximately 90 days. To the extent that the realtors’ indication of market clearing price under such scenario is less than the net appraised valuation, the Company may take a charge-off on the loan to a valuation that is less than the net appraised valuation.
The Company may also charge-off a loan below the net appraised valuation if the Company holds a junior mortgage position in a piece of collateral whereby the risk to acquiring control of the property through the purchase of the senior mortgage position is deemed to potentially increase the risk of loss upon liquidation due to the amount of time to ultimately market the property and the volatile market conditions. In such cases, the Company may abandon its junior mortgage and charge-off the loan balance in full.

In other cases, the Company may allow the borrower to conduct a “short sale,” which is a sale where the Company allows the borrower to sell the property at a value less than the amount of the loan. Many times, it is possible for the current owner to receive a better price than if the property is marketed by a financial institution which the market place perceives to have a greater desire to liquidate the property at a lower price. To the extent that we allow a short sale at a price below the value indicated by an appraisal, we may take a charge-off beyond the value that an appraisal would have indicated.
Other market conditions may require a reserve to bring the carrying value of the loan below the net appraised valuation such as litigation surrounding the borrower and/or property securing our loan or other market conditions impacting the value of the collateral.
Having determined the net value based on the factors such as noted above and compared that value to the book value of the loan, the Company arrives at a charge-off amount or a specific reserve included in the allowance for loan losses. In summary, for collateral dependent loans, appraisals are used as the fair value starting point in the estimate of net value. Estimated costs to sell are deducted from the appraised value to arrive at the net appraised value. Although an external appraisal is the primary source of valuation utilized for charge-offs on collateral dependent loans, we may utilize values obtained through purchase and sale agreements, legitimate indications of interest, negotiated short sales, realtor price opinions, sale of the note or support from guarantors as the basis for charge-offs. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. In addition, if an appraisal is not deemed current, a discount to appraised value may be utilized. Any adjustments from appraised value to net value are detailed and justified in an impairment analysis, which is reviewed and approved by the Company’s Managed Assets Division.
Restructured Loans
During the fourth quarter of 2009, primarily in December, the Company restructured 30 credit relationships in which economic concessions were granted to financially distressed borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with financially distressed borrowers to find a concession that would assist them in retaining their businesses or their homes and keep these loans in an accruing status for the Company. In each case, the Company reduced the interest rates to a level below the available market rate for the borrower.
These 30 credits totaled $32.4 million, comprised of $10.9 million of commercial, $21.3 million of commercial real estate and $0.2 million of residential real estate. Only one credit, totaling $679,000 was in a nonaccrual status as of December 31, 2009 with the remaining $31.7 million in an accruing status. Any restructured loan with a below market rate concession that becomes nonaccrual subsequent to its restructuring will remain classified by he Company as a restructured loan for its duration.
Since all but one of the restructured loans was in an accruing status at all times prior to its restructuring and was in an accruing status as of December 31, 2009, the adequacy of the allowance for loan losses is maintained through the Company’s normal reserving methodology.
Each restructured loan was reviewed for collateral impairment at December 31, 2009 and no such collateral impairment was present. Additionally, none of these loans at December 31, 2009 had impairment based on the present value of expected cash flows, thus there was no impact on interest income.
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
Loan Concentrations
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2009, except for loans included in the specialty finance operating segment, which are diversified throughout the United States.

Other Real Estate Owned
The table below presents a summary of other real estate owned as of December 31, 2009 and shows the changes in the balance from December 31, 2008 for each property type:

			Residential
	Residential		Real Estate		Commercial		Total
	Real Estate		Development		Real Estate		Balance
(Dollars in Thousands)	Amount	R	Amount	R	Amount	R	Amount	R

Balance at December 31, 2008	$6,907	12	$21,712	14	$3,953	4	$32,572	30
Transfers in at Fair Value less estimated costs to sell	14,422	23	60,062	26	37,531	36	112,015	85
Fair Value adjustments	(72)	—	(7,894)	—	(458)	—	(8,424)	—
Resolved	(15,368)	(29)	(31,888)	(22)	(8,744)	(14)	(56,000)	(65)

Balance at December 31, 2009	$5,889	6	$41,992	18	$32,282	26	$80,163	50

R — Number of relationships
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
The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2009, 2008 and 2007:

			Wintrust’s	Wintrust’s	Wintrust’s
		Well	Ratios at	Ratios at	Ratios at
	Minimum	Capitalized	Year-end	Year-end	Year-end
	Ratios	Ratios	2009	2008	2007

Tier 1 Leverage Ratio	4.0%	5.0%	9.3%	10.6%	7.7%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	11.0%	11.6%	8.7%
Total Capital to Risk-Weighted Assets	8.0%	10.0%	12.4%	13.1%	10.2%
Total average equity to total average assets	N/A	N/A	9.5%	8.0%	7.7%
Dividend payout ratio	N/A	N/A	12.4%	47.4%	14.3%

As reflected in the table, each of the Company’s capital ratios at December 31, 2009, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 20 of the Consolidated Financial Statements for further information on the capital positions of the Banks. In December 2008, the Company sold fixed rate cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”) and warrant to the federal government in connection with the Company’s participation in Treasury’s Capital Purchase Program. As of December 31, 2009 and 2008, these were the only funds received by the Company from the federal government. Without the CPP funds, however, Wintrust would have been “well capitalized” as of December 31, 2008.
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt, junior subordinated debentures and additional equity. Refer to Notes 12, 14, 16 and 24 of the Consolidated Financial Statements for further information on the Company’s notes payable, subordinated notes, junior subordinated debentures and shareholders’ equity, respectively. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.

The Company’s Board of Directors approved the first semiannual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of our Series B Preferred Stock and by the terms of our credit agreement. In January and July 2009, Wintrust declared semi-annual cash dividends of $0.18 and $0.09 per common share, respectively. In January and July 2008, Wintrust declared semi-annual cash dividends of $0.18 per common share.
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
Taking into account the limitation on the payment of dividends in connection with the Series B Preferred Stock, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors. Additionally, the payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility entered into on October 30, 2009, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility.
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
At January 1, 2010, subject to minimum capital requirements at the Banks, approximately $18.5 million was available as dividends from the Banks without prior regulatory approval and without compromising the Banks’ well-capitalized positions. Since the Banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the Banks are limited to the amount that would not reduce any of the Banks’ capital ratios below the well-capitalized level. During 2009, 2008 and 2007 the subsidiaries paid dividends to Wintrust totaling $100.0 million, $73.2 million and $105.9 million, respectively.
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
Core deposits are the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC. Core deposits are generally defined in the industry as total deposits less time deposits with balances greater than $100,000. Due to the affluent nature of many of the communities that the Company serves, management believes that many of its time deposits with balances in excess of $100,000 are also a stable source of funds. The Emergency Economic Stabilization Act of 2008, as amended, temporarily increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This basic deposit insurance limit is scheduled to return to $100,000 after December 31, 2013. In addition, each of our subsidiary banks elected to participate in the TAG, which provides unlimited FDIC insurance coverage for the entire account balance in exchange for an additional insurance premium to be paid by the depository institution for accounts with balances in excess of the current FDIC insurance limit of $250,000. This additional insurance coverage continues through June 30, 2010.

While the Company obtains a portion of its total deposits through brokered deposits, the Company does so primarily as an asset-liability management tool to assist in the management of interest rate risk, and the Company does not consider brokered deposits to be a vital component of its current liquidity resources. For example, as of December 31, 2009, Wintrust had approximately $1.2 billion of cash, overnight funds and interest-bearing deposits with other banks (primarily the Federal Reserve) on its books, but only maintained $873.4 million of brokered deposits. Historically, brokered deposits have represented a small component of the Company’s total deposits outstanding, as set forth in the table below:
(Dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005

Total Deposits	$9,917,074	8,376,750	7,471,441	7,869,240	6,729,434
Brokered Deposits (1)	927,722	800,042	505,069	591,579	515,745
Brokered Deposits as a percentage of Total Deposits (1)	9.4%	9.6%	6.8%	7.5%	7.7%

(1)	Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.
The Banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2009 and 2008, the Banks had approximately $865.2 million and $1.1 billion, respectively, of securities collateralizing such public deposits and other short-term borrowings. These public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a more reliable, lower cost, short-term funding source than what is available through other wholesale alternatives.
As discussed in Note 6 of the Consolidated Financial Statements, in September 2009, the Company’s subsidiary, FIFC, sponsored a QSPE that issued $600 million in aggregate principal amount of its Notes. The QSPE’s obligations under the Notes are secured by loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies. At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in a non-TALF-eligible transaction.
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
Contractual Obligations. The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements:

		Payments Due In
	Note	One Year	1 - 3	3 - 5	Over
	Reference	or Less	Years	Years	5 Years	Total
		(in thousands)
Deposits (1)	11	$8,689,182	1,083,371	144,217	318	9,917,088
Notes payable	12	—	—	—	1,000	1,000
FHLB advances (1) (2)	13	15,500	212,000	48,500	155,000	431,000
Subordinated notes	14	10,000	30,000	15,000	5,000	60,000
Other borrowings	15	93,999	32,500	120,938	—	247,437
Junior subordinated debentures	16	—	—	—	249,493	249,493
Operating leases	17	4,420	8,255	5,908	14,591	33,174
Purchase obligations (3)		17,002	16,919	434	138	34,493

Total		$8,830,103	1,383,045	334,997	425,540	10,973,685

(1)	Excludes basis adjustment for purchase accounting valuations.

(2)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(3)	Purchase obligations presented above primarily relate to certain contractual obligations for services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2009 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2009. Further information on these commitments is included in Note 21 of the Consolidated Financial Statements.

	One Year	1-3	3 - 5	Over
	or Less	Years	Years	5 Years	Total
	(in thousands)
Commitment type:
Commercial, commercial real estate and construction	$1,259,257	329,419	50,571	33,964	1,673,211
Residential real estate	369,687	—	—	—	369,687
Revolving home equity lines of credit	854,244	—	—	—	854,244
Letters of credit	92,290	32,341	36,606	644	161,881
Commitments to sell mortgage loans	637,583	—	—	—	637,583

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At December 31, 2009 the liability for estimated losses on repurchase and indemnification was $3.4 million and was included in other liabilities on the balance sheet.
On July 28, 2009, FIFC purchased a portfolio of domestic life insurance premium finance receivables. At closing, a portion of the portfolio with an aggregate purchase price of approximately $232.8 million was placed in escrow, pending the receipt of required third party consents. These consents were required to effect the transfer of certain collateral (i.e., letters of credit, brokerage accounts, etc.) to be held for the benefit of FIFC. The parties agreed that to the extent any of the required consents were not obtained prior to October 28, 2010, the corresponding portion of the portfolio would be reassumed by the applicable seller, and the corresponding portion of the purchase price would be returned to FIFC. As of December 31, 2009, required consents were received related to approximately $182.5 million of the escrowed purchase price with approximately $50.3 million of escrowed purchase price related to required consents remaining to be received. See Note 8 of the Consolidated Financial Statements for a further discussion of this transaction.
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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 2009 and December 31, 2008, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
December 31, 2009	3.7%	1.5%	(2.4)%	(6.6)%
December 31, 2008	2.0%	(0.3)%	(4.2)%	(6.7)%

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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 22 of the Financial Statements presented under Item 8 of this report for further information on the Company’s derivative financial instruments.
During 2009 and 2008, the Company also entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2009 and 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors and Shareholders of Wintrust Financial Corporation
We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wintrust Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

Chicago, Illinois
March 1, 2010

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2009	2008

Assets
Cash and due from banks	$135,133	219,794
Federal funds sold and securities purchased under resale agreements	23,483	226,110
Interest bearing deposits with banks	1,025,663	123,009
Available-for-sale securities, at fair value	1,328,815	784,673
Trading account securities	33,774	4,399
Brokerage customer receivables	20,871	17,901
Mortgage loans held-for-sale, at fair value	265,786	51,029
Mortgage loans held-for-sale, at lower of cost or market	9,929	10,087
Loans, net of unearned income	8,411,771	7,621,069
Less: Allowance for loan losses	98,277	69,767

Net loans	8,313,494	7,551,302

Premises and equipment, net	350,345	349,875
Accrued interest receivable and other assets	416,678	240,664
Trade date securities receivable	—	788,565
Goodwill	278,025	276,310
Other intangible assets	13,624	14,608

Total assets	$12,215,620	10,658,326

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$864,306	757,844
Interest bearing	9,052,768	7,618,906

Total deposits	9,917,074	8,376,750

Notes payable	1,000	1,000
Federal Home Loan Bank advances	430,987	435,981
Other borrowings	247,437	336,764
Subordinated notes	60,000	70,000
Junior subordinated debentures	249,493	249,515
Accrued interest payable and other liabilities	170,990	121,744

Total liabilities	11,076,981	9,591,754

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A — $1,000 liquidation value; 50,000 shares issued and outstanding at December 31, 2009 and 2008	49,379	49,379
Series B — $1,000 liquidation value; 250,000 shares issued and outstanding at December 31, 2009 and 2008	235,445	232,494
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 27,079,308 and 26,610,714 shares issued at December 31, 2009 and 2008, respectively	27,079	26,611
Surplus	589,939	571,887
Treasury stock, at cost, 2,872,489 and 2,854,040 shares at December 31, 2009 and 2008, respectively	(122,733)	(122,290)
Retained earnings	366,152	318,793
Accumulated other comprehensive loss	(6,622)	(10,302)

Total shareholders’ equity	1,138,639	1,066,572

Total liabilities and shareholders’ equity	$12,215,620	10,658,326

See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Interest income
Interest and fees on loans	$465,777	443,849	525,610
Interest bearing deposits with banks	3,574	340	841
Federal funds sold and securities purchased under resale agreements	271	1,333	3,774
Securities	57,371	68,101	79,402
Trading account securities	106	102	55
Brokerage customer receivables	515	998	1,875

Total interest income	527,614	514,723	611,557

Interest expense
Interest on deposits	171,259	219,437	294,914
Interest on Federal Home Loan Bank advances	18,002	18,266	17,558
Interest on notes payable and other borrowings	7,064	10,718	13,794
Interest on subordinated notes	1,627	3,486	5,181
Interest on junior subordinated debentures	17,786	18,249	18,560

Total interest expense	215,738	270,156	350,007

Net interest income	311,876	244,567	261,550
Provision for credit losses	167,932	57,441	14,879

Net interest income after provision for credit losses	143,944	187,126	246,671

Non-interest income
Wealth management	28,357	29,385	31,341
Mortgage banking	68,527	21,258	14,888
Service charges on deposit accounts	13,037	10,296	8,386
Gain on sales of premium finance receivables	8,576	2,524	2,040
Fees from covered call options	1,998	29,024	2,628
(Losses) gains on available-for-sale securities, net	(268)	(4,171)	2,997
Gain on bargain purchase	156,013	—	—
Trading income	27,692	291	265
Other	13,715	11,071	17,398

Total non-interest income	317,647	99,678	79,943

Non-interest expense
Salaries and employee benefits	186,878	145,087	141,816
Equipment	16,119	16,215	15,363
Occupancy, net	23,806	22,918	21,987
Data processing	12,982	11,573	10,420
Advertising and marketing	5,369	5,351	5,318
Professional fees	13,399	8,824	7,090
Amortization of other intangible assets	2,784	3,129	3,861
FDIC Insurance	21,199	5,600	3,713
OREO expenses, net	18,963	2,023	(34)
Other	42,588	35,443	33,256

Total non-interest expense	344,087	256,163	242,790

Income before income taxes	117,504	30,641	83,824
Income tax expense	44,435	10,153	28,171

Net income	$73,069	20,488	55,653

Preferred stock dividends and discount accretion	19,556	2,076	—

Net income applicable to common shares	$53,513	18,412	55,653

Net income per common share — Basic	$2.23	0.78	2.31

Net income per common share — Diluted	$2.18	0.76	2.24

Cash dividends declared per common share	$0.27	0.36	0.32

Weighted average common shares outstanding	24,010	23,624	24,107
Dilutive potential common shares	2,335	507	781

Average common shares and dilutive common shares	26,345	24,131	24,888

See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
						other	Total
	Preferred	Common		Treasury	Retained	comprehensive	shareholders’
	stock	stock	Surplus	stock	earnings	income (loss)	equity

Balance at December 31, 2006	$—	25,802	519,914	(16,343)	261,734	(17,761)	773,346
Comprehensive income:
Net income	—	—	—	—	55,653	—	55,653
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	8,185	8,185
Unrealized losses on derivative instruments	—	—	—	—	—	(4,096)	(4,096)

Comprehensive Income							59,742
Cash dividends declared on common stock	—	—	—	—	(7,831)	—	(7,831)
Common stock repurchases	—	—	—	(105,853)	—	—	(105,853)
Stock-based compensation	—	—	10,846	—	—	—	10,846
Common stock issued for:
Exercise of stock options and warrants	—	312	6,930	—	—	—	7,242
Restricted stock awards	—	112	(472)	—	—	—	(360)
Employee stock purchase plan	—	39	1,652	—	—	—	1,691
Director compensation plan	—	16	716	—	—	—	732

Balance at December 31, 2007	$—	26,281	539,586	(122,196)	309,556	(13,672)	739,555
Comprehensive income:
Net income	—	—	—	—	20,488	—	20,488
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	10,429	10,429
Unrealized losses on derivative instruments	—	—	—	—	—	(7,059)	(7,059)

Comprehensive Income							23,858
Cash dividends declared on common stock	—	—	—	—	(8,487)	—	(8,487)
Dividends on preferred stock	115	—	—	—	(2,076)	—	(1,961)
Common stock repurchases	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	9,936	—	—	—	9,936
Cumulative effect of change in accounting for split-dollar life insurance	—	—	—	—	(688)	—	(688)
Issuance of preferred stock, net of issuance costs	281,758	—	17,500	—	—	—	299,258
Common stock issued for:
Exercise of stock options and warrants	—	142	3,136	—	—	—	3,278
Restricted stock awards	—	112	(835)	—	—	—	(723)
Employee stock purchase plan	—	46	1,434	—	—	—	1,480
Director compensation plan	—	30	1,130	—	—	—	1,160

Balance at December 31, 2008	$281,873	26,611	571,887	(122,290)	318,793	(10,302)	1,066,572
Comprehensive income:
Net income	—	—	—	—	73,069	—	73,069
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	877	877
Unrealized gains on derivative instruments	—	—	—	—	—	3,112	3,112

Comprehensive Income							77,058
Cash dividends declared on common stock	—	—	—	—	(6,463)	—	(6,463)
Dividends on preferred stock	—	—	—	—	(16,605)	—	(16,605)
Accretion on preferred stock	2,951	—	—	—	(2,951)	—	—
Common stock repurchases	—	—	—	(443)	—	—	(443)
Stock-based compensation	—	—	6,853	—	—	—	6,853
Cumulative effect of change in accounting for other-than-temporary impairment	—	—	—	—	309	(309)	—
Common stock issued for:
Exercise of stock options and warrants	—	213	3,144	—	—	—	3,357
Restricted stock awards	—	84	(835)	—	—	—	(751)
Employee stock purchase plan	—	119	2,376	—	—	—	2,495
Director compensation plan	—	52	6,514	—	—	—	6,566

Balance at December 31, 2009	$284,824	27,079	589,939	(122,733)	366,152	(6,622)	1,138,639

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Operating Activities:
Net income	$73,069	20,488	55,653
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	167,932	57,441	14,879
Depreciation and amortization	20,508	20,566	20,010
Deferred income tax expense (benefit)	51,279	(11,790)	(4,837)
Stock-based compensation	6,853	9,936	10,845
Tax benefit from stock-based compensation arrangements	81	355	2,024
Excess tax benefits from stock-based compensation arrangements	(981)	(693)	(2,623)
Net amortization (accretion) of premium on securities	1,729	(2,453)	618
Mortgage servicing rights fair value change and amortization, net	2,031	2,365	1,030
Originations and purchases of mortgage loans held-for-sale	(4,666,506)	(1,553,929)	(1,949,742)
Originations of premium finance receivables held-for-sale	(1,146,342)	—	—
Proceeds from sales and securitizations of premium finance receivables held-for-sale	462,580	—	—
Proceeds from sales of mortgage loans held-for-sale	4,503,982	1,615,773	1,997,445
Bank owned life insurance, net of claims	(2,044)	(1,622)	(3,521)
Gain on sales of premium finance receivables	(8,576)	(2,524)	(2,040)
(Increase) decrease in trading securities, net	(29,375)	(2,828)	753
Net (increase) decrease in brokerage customer receivables	(2,970)	6,305	(166)
Gain on mortgage loans sold	(52,075)	(13,408)	(12,341)
Loss (gain) on available-for-sale securities, net	268	4,171	(2,997)
Bargain purchase gain	(156,013)	—	—
Loss (gain) on sales of premises and equipment, net	362	91	(2,529)
Increase in accrued interest receivable and other assets, net	(64,393)	(1,275)	(1,589)
(Decrease) increase in accrued interest payable and other liabilities, net	(2,427)	4,322	(5,496)

Net Cash (Used for) Provided by Operating Activities	(841,028)	151,291	115,376

Investing Activities:
Proceeds from maturities of available-for-sale securities	1,423,164	882,765	801,547
Proceeds from sales of available-for-sale securities	1,273,634	808,558	252,706
Purchases of available-for-sale securities	(2,457,086)	(1,851,545)	(586,817)
Proceeds from sales and securitizations of premium finance receivables	600,000	217,834	229,994
Net cash paid for acquisitions	(745,916)	—	(11,594)
Net (increase) decrease in interest bearing deposits with banks	(902,654)	(112,599)	8,849
Net increase in loans	(38,775)	(1,121,116)	(487,676)
Redemptions of Bank Owned Life Insurance	—	—	1,306
Purchases of premises and equipment, net	(18,275)	(28,632)	(42,829)

Net Cash (Used for) Provided by Investing Activities	(865,908)	(1,204,735)	165,486

Financing Activities:
Increase (decrease) in deposit accounts	1,540,308	905,256	(397,938)
(Decrease) increase in other borrowings, net	(89,327)	82,330	39,801
(Decrease) increase in notes payable, net	—	(59,700)	47,950
(Decrease) increase in Federal Home Loan Bank advances, net	(5,000)	20,802	89,698
Net proceeds from issuance of preferred stock	—	299,258	—
Repayment of subordinated notes	(10,000)	(5,000)	—
Excess tax benefits from stock-based compensation arrangements	981	693	2,623
Issuance of common stock resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	4,912	3,680	6,550
Common stock repurchases	(443)	(94)	(105,853)
Dividends paid	(21,783)	(9,031)	(7,831)

Net Cash Provided by (Used for) Financing Activities	1,419,648	1,238,194	(325,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(287,288)	184,750	(44,138)
Cash and Cash Equivalents at Beginning of Year	445,904	261,154	305,292

Cash and Cash Equivalents at End of Year	$158,616	445,904	261,154

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$218,602	274,701	351,795
Income taxes, net	8,646	20,843	30,992
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	911,023	—	59,683
Value ascribed to goodwill and other intangible assets	1,800	—	7,221
Fair value of liabilities assumed	—	—	53,095
Non-cash activities
Transfer to other real estate owned from loans	112,015	34,778	5,427

See accompanying Notes to Consolidated Financial Statements.

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
The Company has evaluated subsequent events through March 1, 2010, the date the consolidated financial statements were issued.
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
Business Combinations
Subsequent to new accounting guidance effective for annual reporting periods beginning on or after December 15, 2008, business combinations are accounted for under the acquisition method of accounting. Under the revised guidance, which is now part of ASC 805, “Business Combinations” (“ASC 805”), the Company recognizes the full fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. The application of ASC 805 eliminates separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is to be recorded as goodwill. Alternatively, a gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
Prior to annual reporting periods beginning on or after December 15, 2008 business combinations were accounted for by the purchase method of accounting. Under the purchase method, the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.
Under both methods of accounting, results of operations of the acquired business are included in the income statement from the effective date of acquisition.
Cash Equivalents
For purposes of the consolidated statements of cash flows, Wintrust considers cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less, to be cash equivalents.
Securities
The Company classifies securities upon purchase in one of three categories: trading, held-to-maturity, or available-for-sale. Debt and equity securities held for resale are classified as trading securities. Debt securities for which the Company has the ability and positive intent to hold until maturity are classified as held-to-maturity. All other securities are classified as available-for-sale as they may be sold prior to maturity in response to changes in the Company’s interest rate risk profile, funding needs, demand for collateralized deposits by public entities or other reasons.
Held-to-maturity securities are stated at amortized cost, which represents actual cost adjusted for premium amortization and discount accretion using methods that approximate the effective interest method. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of related taxes, included in shareholders’ equity as a separate component of other comprehensive income.
Trading account securities are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments are included in other non-interest income. Trading income of $24.9 million in 2009 relates to trading securities still held at December 31, 2009.
Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in non-interest income.
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
Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (codified by Accounting Standards Codification (“ASC”) 825, Financial Instruments) provides entities with an option to report selected financial assets and liabilities at fair value and was effective January 1, 2008. The Company elected to measure at fair value new mortgage loans originated by WMC on or after January 1, 2008. The fair value of the loans is determined by reference to investor price sheets for loan products with similar characteristics. Changes in fair value are recognized in mortgage banking revenue.
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
Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Loans, which include premium finance receivables, Tricom finance receivables and lease financing, are generally reported at the principal amount outstanding, net of unearned income. Interest income is recognized when earned. Loan origination fees and certain direct origination costs are deferred and amortized over the expected life of the loan as an adjustment to the yield using methods that approximate the effective interest method. Finance charges on premium finance receivables are earned over the term of the loan based on actual funds outstanding, using a method which approximates the effective yield method.
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
Under accounting guidance applicable to loans acquired with evidence of credit quality deterioration since origination, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining estimated life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows, including the impact of prepayments, will result in reclassifications to/from nonaccretable differences.
In estimating expected losses, the Company evaluates loans for impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan” (codified in ASC 310, Receivables). A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due pursuant to the contractual terms of the loan. Impaired loans are generally considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral less costs to sell. If the estimated fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for loan losses.
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
Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) are recorded in the Statement of Condition at fair value in accordance with SFAS 156, “Accounting for the Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (codified by ASC 860, Transfers and Servicing). The Company originates mortgage loans for sale to the secondary market, the majority of which are sold without retaining servicing rights. There are certain loans, however, that are originated and sold to governmental agencies, with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the consolidated statements of condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non-interest income in the consolidated statements of income. For purposes of measuring fair value, a third party valuation is obtained. This valuation stratifies the servicing rights into pools based on homogenous characteristics, such as product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.
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
Other Real Estate Owned
Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest income or expense, as appropriate. At December 31, 2009 and 2008, other real estate owned totaled $80.2 million and $32.6 million, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. In accordance with accounting standards, goodwill is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant. Intangible assets which have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding ten years.
Bank-Owned Life Insurance
The Company owns bank-owned life insurance (“BOLI”) on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2009 and 2008, BOLI totaled $89.0 million and $86.5 million, respectively.
Additionally, in accordance with new accounting standards, the Company recognizes a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Upon adoption on January 1, 2008 the Company established an initial liability for postretirement split-dollar insurance benefits by recognizing a cumulative-effect adjustment to retained earnings of $688,000.
Derivative Instruments
The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the future cash flows or the value of certain assets and liabilities. The Company is also required to recognize certain contracts and commitments, including certain commitments to fund mortgage loans held-for-sale, as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. The Company accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (codified in ASC 815, Derivatives and Hedging), which requires that all derivative instruments be recorded in the statement of condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

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
Derivative instruments that are not designated as hedges according to accounting guidance are reported on the statement of condition at fair value and the changes in fair value are recognized in earnings as non-interest income during the period of the change.
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives and are not designated in hedging relationships. Fair values of these mortgage derivatives are estimated based on changes in mortgage rates from the date of the commitments. Changes in the fair values of these derivatives are included in mortgage banking revenue.
Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (“covered call options”). These option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions are not designated in hedging relationships pursuant accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2009 or 2008.
Junior Subordinated Debentures Offering Costs
In connection with the Company’s currently outstanding junior subordinated debentures, approximately $726,000 of offering costs were incurred, including underwriting fees, legal and professional fees, and other costs. These costs are included in other assets and are being amortized as an adjustment to interest expense using a method that approximates the effective interest method. As of December 31, 2009 and 2008, the unamortized balance of these costs was approximately $234,000 and $311,000, respectively. See Note 16 for further information about the junior subordinated debentures.
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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. In accordance with new accounting guidance adopted effective January 1, 2007, uncertain tax positions are initially recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.
Stock-Based Compensation Plans
In accordance with the provisions of SFAS 123(R), “Share-Based Payment” (codified in ASC 718, Compensation — Stock Compensation), compensation cost is measured as the fair value of the awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Accounting guidance requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized compensation expense for stock options and restricted share awards is reduced for estimated forfeitures prior to vesting. Forfeitures rates are estimated for each type of award based on historical forfeiture experience. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.
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
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets or the purchaser must be a qualifying special purpose entity (“QSPE”) and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
If the sale conditions are met, the assets are removed from the Company’s Consolidated Statement of Condition. If sales conditions are not met, the transfer is consider a secured borrowing, the assets remain on the Consolidated Statement of Condition, and the sale proceeds are recognized as the Company’s liability.
Sales of Premium Finance Receivables
Prior to 2009, the Company periodically sold premium finance receivables — commercial to unrelated third parties. As the conditions for sale were met, the Company recognizes as a gain or loss the difference between the proceeds received and the allocated cost basis of the loans. The allocated cost basis of the loans is determined by allocating the Company’s initial investment in the loan between the loan and the Company’s retained interests, based on their relative fair values. The retained interests include assets for the servicing rights and interest only strip and a liability for the Company’s guarantee obligation pursuant to the terms of the sale agreement. The servicing assets and interest only strips are included in other assets and the liability for the guarantee obligation is included in other liabilities. If actual cash flows are less than estimated, the servicing assets and interest only strips would be impaired and charged to earnings. Loans sold in these transactions have terms of less than twelve months, resulting in minimal prepayment risk. The Company typically makes a clean-up call by repurchasing the remaining loans in the pools sold after approximately 10 months from the sale date. Upon repurchase, the loans are recorded in the Company’s premium finance receivables — commercial portfolio and any remaining balance of the Company’s retained interest is recorded as an adjustment to the gain on sale of premium finance receivables.

2009 Annual Report	83

Securitizations
In 2009, the Company completed a securitization of premium finance receivables — commercial. The securitization was accomplished by transferring the premium finance receivables — commercial to a special purpose entity. Securities were then issued to third-party investors, with the securities collateralized by the transferred assets. The Company determined the conditions for sale accounting were met. In addition, the Company determined activities of the special purpose entity that acquired the assets were sufficiently restricted to meet accounting requirements to be a QSPE. As a result, the Company determined the securitization entity did not need to be consolidated, the premium finance receivables — commercial were removed from the Company’s Consolidated Statement of Condition and a gain on sale was recognized. See Note 6 for additional information on the Company’s securitization activities.
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
Accounting for Transfers of Financial Assets and Variable Interest Entities
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) which have not yet been adopted into Codification. The amendments will become effective for the Company on January 1, 2010. SFAS 166 amends SFAS 140 by removing the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. As described more fully in Note 6 — Loan Securitization, the Company has transferred certain loans to a qualifying special purpose entity (“QSPE”) which is not currently subject to consolidation.
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
The adoption of the amendments on January 1, 2010 will result in the consolidation of a QSPE that is not currently recorded on the Company’s Consolidated Statement of Condition. The consolidation will result in an increase in net assets, primarily loans and other borrowings, of approximately $600 million. The consolidation, which will be recorded as a cumulative effect adjustment to retained earnings, will not have a material impact on the Company’s financial statements. See Note 6 — Loan Securitization, for additional information regarding the QSPE.

Subsequent Events
In May 2009, the FASB issued new guidance for the recognition and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles. The new guidance, which is now part of Accounting Standards Codification (“ASC”) 855, “Subsequent Events”, requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. The Company was required to adopt ASC 855 as of June 30, 2009 and has made the required disclosure in Note 1 — Summary of Significant Accounting Policies.
Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The Company adopted the new guidance in the second quarter of 2009. See Note 23 — Fair Value of Financial Instruments, for the required disclosures in accordance with this guidance.
Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than temporary impairments. The new guidance, which is now part of ASC 320 “Investments — Debt and Equity Securities” (“ASC 320”), amends the other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This new guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. The new guidance requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in other comprehensive income. The new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company adopted the new guidance in the second quarter of 2009. See Note 3 - Available-for-sale Securities, for a further discussion on the adoption of the new guidance.
Additional Fair Value Measurement Guidance
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance in the second quarter of 2009 did not have a material effect on the Company’s financial statements. See Note 3 — Available-for-sale Securities, for the required disclosures in accordance with this guidance.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, “Derivatives and Hedging Activities” (“ASC 815”), requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of the new guidance were effective for financial statements issued for fiscal years beginning after November 15, 2008. See Note 22 — Derivative Financial Instruments, for the required disclosures in accordance with this new guidance.
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

Business Combinations
In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. The revised guidance, which is now part of ASC 805, “Business Combinations” (“ASC 805”), revises the definition of a business and amends and clarifies prior guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The revised guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of the revised guidance did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in a transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. The application of ASC 805 eliminates separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors will be incorporated directly into the fair value of the loans recorded at the acquisition date. The application of ASC 805 is effective for business combinations occurring after December 15, 2008. The Company applied ASC 805 to its July 28, 2009 acquisition of a portfolio of domestic life insurance premium finance receivables. See Note 8 — Business Combinations, for more information on ASC 805.
(3) Available-for-Sale Securities
A summary of the available-for-sale securities portfolio presenting carrying amounts and gross unrealized gains and losses as of December 31, 2009 and 2008 is as follows (in thousands):

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value	cost	gains	losses	value

U.S. Treasury	$121,310	—	(10,494)	110,816	—	—	—	—
U.S. Government agencies	579,249	550	(3,623)	576,176	297,191	1,539	(1)	298,729
Municipal	63,344	2,195	(203)	65,336	59,471	563	(739)	59,295
Corporate notes and other debt
Financial issuers (1)	42,241	1,518	(2,013)	41,746	11,269	2	(2,219)	9,052
Retained subordinated securities	47,448	254	—	47,702	—	—	—	—
Other	—	—	—	—	29,493	221	(6,280)	23,434
Mortgage-backed (2)
Agency	205,257	11,287	—	216,544	268,278	12,859	(43)	281,094
Non-agency CMOs	102,045	6,133	(194)	107,984	4,214	—	(1)	4,213
Non-agency CMOs — Alt A	51,306	1,025	(1,553)	50,778	—	—	—	—
Federal Reserve/FHLB stock	73,749	—	—	73,749	71,069	—	—	71,069
Other equity securities	37,969	15	—	37,984	39,740	—	(1,953)	37,787

Total available-for-sale securities	$1,323,918	22,977	(18,080)	1,328,815	780,725	15,184	(11,236)	784,673

(1)	To the extent investments in trust-preferred securities are included, they are direct issues and do not include pooled trust-preferred securities.

(2)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U.S. Treasury	$110,816	(10,494)	—	—	110,816	(10,494)
U.S. Government agencies	210,158	(3,623)	—	—	210,158	(3,623)
Municipal	6,136	(98)	2,094	(105)	8,230	(203)
Corporate notes and other debt
Financial issuers	—	—	8,530	(2,013)	8,530	(2,013)
Mortgage-backed
Non-agency CMOs	16,108	(189)	145	(5)	16,253	(194)
Non-agency CMOs — Alt A	32,675	(1,553)	—	—	32,675	(1,553)

Total	$375,893	(15,957)	10,769	(2,123)	386,662	(18,080)

The following table presents the portion of the Company’s available-for-sale securities portfolio which had gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses

U.S. Treasury	$—	—	—	—	—	—
U.S. Government agencies	1,567	(1)	—	—	1,567	(1)
Municipal	13,535	(456)	3,924	(283)	17,459	(739)
Corporate notes and other debt
Financial issuers	4,445	(160)	3,876	(2,059)	8,321	(2,219)
Other	7,089	(1,962)	14,369	(4,318)	21,458	(6,280)
Mortgage-backed
Agency	1,324	(43)	—	—	1,324	(43)
Non-agency CMOs	—	—	4,213	(1)	4,213	(1)
Other equity securities	3,824	(1,953)	—	—	3,824	(1,953)

Total available-for-sale securities	$31,784	(4,575)	26,382	(6,661)	58,166	(11,236)

The Company does not consider securities with unrealized losses at December 31, 2009 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. A substantial portion of the securities that have unrealized losses are either U.S. Treasury securities or U.S. Government agencies and neither of these categories had securities with unrealized losses existing for more than twelve months. Securities with continuous unrealized losses existing for more than 12 months were primarily debt securities from financial issuers. Four trust-preferred securities of financial issuers with an aggregate fair value of $8.5 million account for unrealized losses totaling $2.0 million at December 31, 2009. These securities, which were in an unrealized loss position for more than twelve months, represent financial issuers with high investment grade credit ratings. These obligations have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027 and 2031. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.
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
During the first quarter of 2009, the Company recorded $2.1 million of other than temporary impairment on certain corporate debt securities. Effective April 1, 2009, the Company adopted new guidance for the measurement and recognition of other than temporary impairment for debt securities, which is now part of ASC 320. The new guidance provides that if an entity does not intend to sell, and it is more likely than not that the entity will not be required to sell a debt security before recovery of its cost basis, impairment should be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. The amount of impairment related to credit loss is recognized in earnings and the impairment related to other factors is recognized in other comprehensive income (loss). To determine the amount related to credit loss, the Company applies a method similar to that described by ASC 310, using a single best estimate of expected cash flows. The Company’s adoption of this guidance for the measurement and changes in the amount of credit losses recognized in net income on these corporate debt securities are summarized as follows (in thousands):

Year Ended
December 31,
2009
Balance at March 31, 2009	$(6,181)
Credit losses recognized	(472)
Reductions for securities sold during the period	6,181

Balance at December 31, 2009	$(472)

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities (in thousands):

	Years Ended December 31,
	2009	2008	2007

Realized gains	$4,249	4,151	3,625
Realized losses	(1,910)	(150)	(628)

Net realized gains	$2,339	4,001	2,997

Other than temporary impairment charges	(2,607)	(8,172)	—

(Losses) gains on available- for-sale securities, net	$(268)	(4,171)	2,997

Proceeds from sales	$1,273,634	808,558	252,706

The amortized cost and fair value of securities as of December 31, 2009 and 2008, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties (in thousands):

	December 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$111,380	111,860	174,302	176,861
Due in one to five years	221,294	222,152	72,694	68,331
Due in five to ten years	328,914	318,796	122,236	120,184
Due after ten years	192,004	188,968	28,192	25,293
Mortgage-backed	358,608	375,306	272,492	285,307
Federal Reserve/FHLB Stock	73,749	73,749	71,069	71,069
Other equity	37,969	37,984	39,740	37,628

Total available-for-sale securities	$1,323,918	1,328,815	780,725	784,673

At December 31, 2009 and 2008, securities having a carrying value of $865 million and $1.1 billion, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2009, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans
A summary of the loan portfolio at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Commercial and commercial real estate	$5,039,906	4,778,664
Home equity	930,482	896,438
Residential real estate	306,296	262,908
Premium finance receivables - commercial	730,144	1,243,858
Premium finance receivables - life insurance	1,197,893	102,728
Indirect consumer loans	98,134	175,955
Other loans	108,916	160,518

Total loans	$8,411,771	7,621,069

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $31.8 million and $27.1 million at December 31, 2009 and 2008, respectively. Life insurance premium finance receivables are also recorded net of credit discounts attributable to the life insurance premium finance loan acquisition in the third and fourth quarters of 2009. See “Acquired Loan Information at Acquisition”, below.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $10.7 million and $9.4 million at December 31, 2009 and 2008, respectively.
Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $1.7 billion and $1.6 billion, at December 31, 2009 and 2008, respectively, were pledged as collateral to secure the availability of borrowings from certain Federal agency banks. At December 31, 2009, approximately $948.9 million of these pledged loans are included in a blanket pledge of qualifying loans to the Federal Home Loan Bank (“FHLB”). The remaining $722.9 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2009 and 2008, the Banks borrowed $431.0 million and $436.0 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 13 for a summary of these borrowings.
The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the Banks serve. The premium finance receivables portfolios are made to customers on a national basis and the majority of the indirect consumer loans were generated through a network of local automobile dealers. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.
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
Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination
As part of our acquisition of a portfolio of life insurance premium finance loans in 2009, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. These loans had an unpaid principal balance of $1.0 billion and a carrying value of $896.3 million at acquisition. At December 31, 2009, the unpaid principal balance and carrying value of these loans were $974.0 million and $860.8 million, respectively.
The following table provides details on these loans at acquisition (in thousands):

2009
Contractually required payments including interest	$1,032,714
Less: Nonaccretable difference	41,281

Cash flows expected to be collected (1)	991,433
Less: Accretable yield	80,560

Fair value of loans acquired with evidence of credit quality deterioration since origination	$910,873

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
During 2009, the Corporation recorded a $615,000 provision for credit losses establishing a corresponding allowance for loan losses at December 31, 2009. This provision for credit losses represents deterioration to the portfolio subsequent to acquisition.

Accretable Yield Activity
The following table provides activity for the accretable yield of these loans for the year ended December 31, 2009 (in thousands):

2009
Accretable yield, beginning balance (1)	$80,560
Accretable yield amortized to interest income	(19,484)
Reclassification from the non-accretable difference (2)	3,950

Accretable yield, end of period	$65,026

(1)	The beginning balance represents the accretable yield of loans with evidence of credit quality deterioration since origination.

(2)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.
(5) Allowance for Loan Losses and Allowance for Losses on Landing-Related Commitments
A summary of the activity in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Allowance at beginning of year	$69,767	50,389	46,055
Provision for credit losses	167,932	57,441	14,879
Allowance acquired in business combinations	—	—	362
Reclassification (to)/from allowance for losses on lending-related commitments	(2,037)	(1,093)	(36)
Charge-offs	(140,453)	(38,397)	(13,537)
Recoveries	3,068	1,427	2,666

Allowance for loan losses at end of year	$98,277	69,767	50,389
Allowance for losses on lending-related commitments at period end	3,554	1,586	493

Allowance for credit losses at end of year	$101,831	71,353	50,882

A summary of non-accrual and impaired loans and their impact on interest income as well as loans past due greater than 90 days and still accruing interest are as follows (in thousands):

	2009	2008

Non-performing loans:
Loans past due greater than 90 days and still accruing	$7,800	$25,385
Non-accrual loans	124,004	110,709

Total non-performing loans	$131,804	$136,094

Impaired loans (included in Non-performing loans):
Impaired loans with an allowance for loan loss required (1)	$58,222	$73,849
Impaired loans with no allowance for loan loss required	14,914	39,860

Total impaired loans (included in Non-performing loans)	$73,136	$113,709

Allowance for loan losses related to impaired loans	$17,567	$16,639

Restructured loans	$32,432	$—

Reduction of interest income from non-accrual loans	$4,831	$4,367

Interest income recognized on impaired loans	$1,195	$176

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.
The average recorded investment in impaired loans was $115.3 million and $78.4 million for the years ended December 31, 2009 and 2008 respectively.

(6) Loan Securitization
Servicing Portfolio
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables - commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The Company’s primary continuing involvement includes servicing the loans, retaining an undivided interest (the “seller’s interest”) in the loans, and holding certain retained interests (e.g., subordinated securities, overcollateralization of loans, cash reserve accounts, a servicing asset, and an interest-only strip). Provided that certain coverage test criteria are met, principal collections will be used to subsequently transfer additional loans to the QSPE during the stated revolving period. Additionally, upon the occurrence of certain events established in the representations and warranties, FIFC may be required to repurchase ineligible loans that were transferred to the QSPE. The maximum amount of risk related to these repurchase provisions and non-performance by the underlying borrowers is approximately equal to the carrying value of the Company’s retained interests. As of December 31, 2009, no loans have been repurchased.
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
The following table illustrates the activity in the QSPE for the year ended December 31, 2009:

(Dollars in thousands)	2009

FIFC Premium Funding, LLC loan assets, beginning of year	$—
Impact of issuance	695,103
Collections reinvested	462,580
Account activity, net	(559,780)

FIFC Premium Funding, LLC loan assets, end of year	$597,903

The following table details the securitized loans and seller’s interest components of the FIFC Premium Funding, LLC loan assets in the preceding table:

(Dollars in thousands)	2009

Securitized loans, beginning of year	$—
Impact of issuances, external	600,000
Impact of issuances, retained	83,762
Collections reinvested	462,580
Account activity, net	(552,471)

Securitized loans, end of year	$593,871

Seller’s interest, beginning of year	$—
Impact of issuance	11,341
Account activity, net	(7,309)

Seller’s interest, end of year	$4,032

Securitization Income
At the time of a loan securitization, the Company records a gain/(loss) on sale, which is calculated as the difference between the proceeds from the sale and the book basis of the loans sold. The book basis is determined by allocating the carrying amount of the sold loans between the loans sold and the interests retained based on their relative fair values. Such fair values are based on market prices at the date of transfer for the sold loans and on the estimated present value of future cash flows for retained interests. Gains on sale from securitizations are reported in gain on sales of premium finance receivables in the Company’s Consolidated Statements of Income and were $5.7 million in 2009. The income component resulting from the release of credit reserves upon classification as held-for-sale is reported as a reduction of provision for credit losses.

Also reported in gain on sales of premium finance receivables are changes in the fair value of the interest-only strip. This amount is the excess cash flow from interest collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. Changes in the fair value of the interest-only strip of $2.4 million were reported in gain on sale of premium finance receivables in 2009.
The Company has retained servicing responsibilities for the transferred loans and earns a related fee. Servicing fee income was $2.8 million for 2009 and is reported in other non-interest income in the Consolidated Statements of Income.
Retained Interests
The Company retained subordinated interests in the securitized loans. These interests include the subordinated securities, over-collateralization of loans, cash reserves, a servicing asset, and an interest-only strip. The following table presents the Company’s retained interests at December 31, 2009:

(Dollars in thousands)	2009

Subordinated securities (a)	$47,702
Residual interests held (b)	42,293
Servicing asset (b)	1,248

Total retained interests	$91,243

(a)	The subordinated securities are accounted for at fair value and are reported as available-for-sale securities on the Company’s Consolidated Statement of Condition with unrealized gains recorded in accumulated other comprehensive income. See Note 23 for further discussion on fair value.

(b)	The residual interests and servicing asset are accounted for at fair value and reported in other assets on the Company’s Consolidated Statement of Condition. Retained interests held includes overcollateralization of loans, cash reserve deposits, and an interest-only strip. See Note 23 for further discussion on fair value.
Key economic assumptions used in the measuring of fair value and the sensitivity of the current fair value to immediate adverse changes in those assumptions at December 31, 2009, for the Company’s servicing asset and other interests held related to securitized loans are presented in the following table:

	Subordinated	Residual		Servicing
(Dollars in thousands)	Securities	Interests		Asset

Fair Value of interest held	$47,702	$42,293		$1,248

Expected weighted-average life (in months)	3.4	3.4		3.4
Decrease in fair value from:
1 month reduction	$237	$(1,248)		$(181)
2 month reduction	$476	$(2,516)		$(363)

Discount rate assumptions	5.97%	8.75	%(a)	8.50%
Decrease in fair value from:
100 basis point increase	$(305)	$(222)		$(3)
200 basis point increase	$(608)	$(443)		$(6)

Credit loss assumptions		0.27%		0.27%
Decrease in fair value from:
10% higher loss		$(73)		$—
20% higher loss		$(153)		$—

(a)	Excludes the discount rate on cash reserve deposits deemed to be immaterial.
The sensitivities in the table above are hypothetical and caution should be exercised when relying on this data. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The following table summarizes the changes in the fair value of the Company’s servicing asset for the year ended December 31, 2009:

(Dollars in thousands)	2009

Beginning fair value	$—
Fair value determined upon transfer of loans	2,820
Changes in fair value due to changes in inputs and assumptions	(1,610	) (a)
Other changes	38	(b)

Ending fair value	$1,248

(a)	The Company measures servicing assets at fair value at each reporting date and reports changes in other non-interest income

(b)	Represents accretable yield reported in other non-interest income.
The key economic assumptions used in measuring the fair value of the servicing asset include the prepayment speed and weighted-average life, the discount rate, and default rate. The primary risk of material changes in the value of the servicing asset resides in the potential volatility in the economic assumptions used, particularly the prepayment speed and weighted-average life.
Other Disclosures
The table below summarizes cash flows received from the QSPE for the year ended December 31, 2009:

(Dollars in thousands)	2009

Proceeds from new securitizations during the period	$600,000
Proceeds from collections reinvested in revolving securitizations	462,580
Servicing and other fees received	2,150
Excess spread received	7,228

The following table presents quantitative information about the premium finance receivables — commercial at December 31, 2009:

		Amount
		of Loans	Net
		30 days or	Credit
	Total	More Past	Write-offs
	Amount	Due or on	during
(Dollars in thousands)	of Loans	Nonaccrual	the Year

Premium finance receivables — commercial	$1,324,015	$46,072	$7,537
Less: Premium finance receivables — commercial securitized	593,871	14,309	35

Premium finance receivables — commercial on-balance sheet	$730,144	$31,763	$7,502

(7) Mortgage Servicing Rights
Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Balance at beginning of year	$3,990	4,730	5,031
Additions from loans sold with servicing retained	4,785	1,624	729
Estimate of changes in fair value due to:
Payoffs and paydowns	(2,320)	(1,121)	(773)
Changes in valuation inputs or assumptions	290	(1,243)	(257)

Fair value at end of year	$6,745	3,990	4,730

Unpaid principal balance of mortgage loans serviced for others	$738,372	527,450	487,660

The Company recognizes MSR assets upon the sale of residential real estate loans when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The recognition of MSR assets and subsequent change in fair value are recognized in mortgage banking revenue. MSRs are subject to decline in value from actual and expected prepayment of the underlying loans. The Company does not specifically hedge the value of its MSRs.
The Company uses a third party to assist in the valuation of its MSRs. Fair values are determined by using a discounted cash flow model that incorporates the objective characteristics of the portfolio as well as subjective valuation parameters that purchasers of servicing would apply to such portfolios sold into the secondary market. The subjective factors include loan prepayment speeds, interest rates, servicing costs and other economic factors.
(8) Business Combinations
On July 28, 2009, FIFC, a wholly-owned subsidiary of the Company, purchased the majority of the U.S. life insurance premium finance assets of A.I. Credit Corp. and A.I. Credit Consumer Discount Company (“the sellers”), subsidiaries of American International Group, Inc. After giving effect to post-closing adjustments, an aggregate unpaid loan balance of $949.3 million was purchased for $685.3 million in cash. At closing, a portion of the portfolio, with an aggregate unpaid loan balance of $321.1 million, and a corresponding portion of the purchase price of $232.8 million were placed in escrow, pending the receipt of required third party consents To the extent any of the required consents are not obtained prior to October 28, 2010, the corresponding portion of the portfolio will be reassumed by the applicable seller, and the corresponding portion of the purchase price will be returned to FIFC. Also, as a part of the purchase, an aggregate of $84.4 million of additional life insurance premium finance assets were available for future purchase by FIFC subject to the satisfaction of certain conditions.
On October 2, 2009, the conditions were satisfied in relation to the majority of the additional life insurance premium finance assets and FIFC purchased $83.4 million of the $84.4 million of life insurance premium finance assets available for an aggregate purchase price of $60.5 million in cash.
The purchase was accounted for under the acquisition method of accounting. Accordingly, the impact related to this transaction is included in the Company’s financial statements only since the effective date of acquisition. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. A gain is recorded equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed and consideration paid. As such, the Company recognized a bargain purchase gain of $156.0 million in 2009 relating to all of the loans it acquired which had all contingencies removed as December 31, 2009. This gain is shown as a component of non-interest income on the Company’s Consolidated Statement of Income.
The difference between the fair value of the loans acquired and the outstanding principal balance of these loans represents a discount of $121.8 million and is comprised of two components, an accretable component totaling $80.5 million and a non-accretable component totaling $41.3 million. The accretable component will be recognized into interest income using the effective yield method over its estimated remaining life. The non-accretable portion will be evaluated each quarter and if the loans’ credit related conditions improve, a relative portion will be transferred to the accretable component and accreted over future periods. In the event of a prepayment, accretion of both the accretable and non-accretable component will be accelerated into the quarter in which a specific loan prepays in whole. If credit related conditions deteriorate, an allowance related to these loans will be established as part of the provision for credit losses. See Note 4 — Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.
The following table summarizes the net fair value of assets acquired and the resulting bargain purchase gain at the date of acquisition:

(Dollars in thousands)

Assets:
Loans	$910,873
Customer list intangible	1,800
Other assets	150

Total assets	912,823

Cash Paid	745,916

Total bargain purchase gain to be recognized	$166,907

Bargain purchase gain recognized in 2009	156,013

Bargain purchase gain deferred pending third party consents	$10,894

Calculation of the Fair Value of Loans Acquired
The Company determined the fair value of the loans acquired with the assistance of an independent third party valuation firm which utilized a discounted cash flow analysis to estimate the fair value of the loan portfolio. Primary factors impacting the estimated cash flows in the valuation model were certain income and expense items and changes in the estimated future balances of loans. The significant assumptions used in calculating the fair value of the loans acquired included estimating interest income, loan losses, servicing costs, costs of funding, and life of the loans.
Interest income on variable rate loans within the loan portfolio was determined based on the weighted average interest rate spread plus the contractual Libor rate. Interest income on fixed rate loans was based on the actual weighted average interest rate of the fixed rate loan portfolio.
Loan losses were estimated by first estimating the loan losses which would result from default by either the insurance carrier or the insured and, second, estimating the probability of default for both the insurance carrier and the insured.
Estimated losses upon default by the insurance carrier were estimated by assigning realization rates to each type of collateral underlying the loan portfolio. Realization rates on collateral after default by the insurance carrier were estimated for each type of collateral. Unsecured portions of the collateral were also assigned a loss rate.

Estimated losses upon default by the insured were similar to the estimated loss rates calculated upon default by the insurance carrier.
The probability of default of the insurance carrier was determined by assigning each insurance carrier holding collateral underlying the portfolio a default rate from a national rating agency and a study of historical cumulative default rates prepared by such agency.
The probability of default by individuals was estimated based upon consideration of the financial and demographic characteristics of the insured and the economic uncertainty present at the valuation date.
The estimated life of the loans was based on expected required fundings of life insurance premiums and the expected life of the insured based on the age of the insured and survival curves.
Other Acquisitions
In 2007, the Company completed one business combination through the acquisition of 100% of the ownership interests of Broadway Premium Funding Corporation (“Broadway”). The acquisition was accounted for under the purchase method of accounting; thus, the results of operations prior to the effective date of acquisition were not included in the accompanying consolidated financial statements. Goodwill and other purchase accounting adjustments were recorded upon the completion of the acquisition, which did not have a material impact on the consolidated financial statements.
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
(9) Goodwill and Other Intangible Assets
A summary of goodwill by business segment is as follows (in thousands):

	Jan 1,	Goodwill	Impairment	Dec 31,
	2009	Acquired	Losses	2009

Community banking	$245,886	1,715	—	247,601
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$276,310	1,715	—	278,025

Approximately $24.9 million of the December 31, 2009 book balance of goodwill is deductible for tax purposes.
The Community banking segment’s goodwill increased $215,000 in 2009 as a result of additional contingent consideration paid to former owners of Wintrust Mortgage Corporation (formerly known as WestAmerica Mortgage Company) and its affiliate, Guardian Real Estate Services, Inc., as a result of attaining certain performance measures. This was the final payment of contingent consideration due as a result of the Company’s 2004 acquisition of these companies.
The remaining $1.5 million increase in the Community banking segment’s goodwill in 2009 relates to additional contingent consideration paid to the former owner of PMP as a result of attaining certain performance measures during 2009. The Company could pay additional consideration pursuant to the PMP transaction through December 2011.

A summary of finite-lived intangible assets as of December 31, 2009 and 2008 and the expected amortization as of December 31, 2009 is as follows (in thousands):

	December 31,
	2009	2008

Wealth management segment:
Customer list intangibles
Gross carrying amount	$3,252	3,252
Accumulated amortization	(3,239)	(3,079)

Net carrying amount	13	173

Specialty finance segment:
Customer list intangibles
Gross carrying amount	1,800	—
Accumulated amortization	(68)	—

Net carrying amount	1,732	—

Community banking segment:
Core deposit intangibles
Gross carrying amount	27,918	27,918
Accumulated amortization	(16,039)	(13,483)

Net carrying amount	11,879	14,435

Total intangible assets, net	$13,624	14,608

Estimated amortization

2010	$2,565
2011	2,461
2012	2,436
2013	2,394
2014	2,074

The customer list intangibles recognized in connection with the acquisitions of Lake Forest Capital Management in 2003 and Wayne Hummer Asset Management Company in 2002, are being amortized over seven-year periods on an accelerated basis.
The customer list intangibles recognized in connection with the purchase of U.S. life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.
The core deposit intangibles recognized in connection with the Company’s seven bank acquisitions in the last six years are being amortized over ten-year periods on an accelerated basis.
Total amortization expense associated with finite-lived intangibles in 2009, 2008 and 2007 was $2.8 million, $3.1 million and $3.9 million, respectively.
(10) Premises and Equipment, Net
A summary of premises and equipment at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Land	$81,848	81,775
Buildings and leasehold improvements	284,134	272,308
Furniture, equipment and computer software	94,953	88,134
Construction in progress	3,396	5,326

	464,331	447,543

Less: Accumulated depreciation and amortization	113,986	97,668

Total premises and equipment, net	$350,345	349,875

Depreciation and amortization expense related to premises and equipment, totaled $17.4 million in 2009, $17.9 million in 2008 and $17.1 million in 2007.
(11) Deposits
The following is a summary of deposits at December 31, 2009 and 2008 (in thousands):

	2009	2008

Non-interest bearing accounts	$864,306	757,844
NOW accounts	1,415,856	1,040,105
Wealth Management deposits	971,113	716,178
Money market accounts	1,534,632	1,124,068
Savings accounts	561,916	337,808
Time certificates of deposit	4,569,251	4,400,747

Total deposits	$9,917,074	8,376,750

The scheduled maturities of time certificates of deposit at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Due within one year	$3,341,345	3,238,593
Due in one to two years	850,504	804,081
Due in two to three years	232,867	229,851
Due in three to four years	54,838	81,595
Due in four to five years	89,379	46,470
Due after five years	318	157

Total time certificates of deposit	$4,569,251	4,400,747

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31 (in thousands):

	2009	2008

Maturing within 3 months	$614,464	595,889
After 3 but within 6 months	531,447	517,972
After 6 but within 12 months	860,244	796,237
After 12 months	754,320	731,307

Total	$2,760,475	2,641,405

(12) Notes Payable
At December 31, 2009, the Company had a $1.0 million outstanding balance, with an interest rate of 4.50%, under a $51.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $50.0 million revolving note, maturing on October 30, 2009, and a $1.0 million note maturing on June 1, 2015. At December 31, 2009, there was no outstanding balance on the $50.0 million revolving note. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points.
Commencing August 2009, a commitment fee was payable quarterly under the Agreement of 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.
The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2009, the Company is in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
At December 31, 2008, the Company had a $1.0 million outstanding balance, with an interest rate of 4.20%, under a $101.0 million loan agreement with an unaffiliated bank which consisted of a $100.0 million revolving note, with a maturity date of August 31, 2009, and a $1.0 million note maturing on June 1, 2015. At December 31, 2008, there was no balance outstanding on the $100.0 revolving note. Interest was calculated, at the Company’s option, at a floating rate equal to either: (1) LIBOR plus 200 basis points or (2) the greater of the lender’s prime rate or the Federal Funds Rate plus 50 basis points.
(13) Federal Home Loan Bank Advances
A summary of the outstanding FHLB advances at December 31, 2009 and 2008, is as follows (in thousands):

	2009	2008

4.40% advance due July 2009	$—	2,009
4.85% advance due November 2009	—	3,000
4.58% advance due March 2010	5,002	5,010
4.61% advance due March 2010	2,500	2,500
4.50% advance due September 2010	4,985	4,962
4.88% advance due November 2010	3,000	3,000
2.51% advance due February 2011	50,000	50,000
3.37% advance due April 2011	2,000	2,000
4.60% advance due July 2011	30,000	30,000
3.30% advance due November 2011	25,000	25,000
4.61% advance due January 2012	53,000	53,000
4.68% advance due January 2012	16,000	16,000
3.74% advance due April 2012	1,000	1,000
4.44% advance due April 2012	5,000	5,000
4.78% advance due June 2012	25,000	25,000
3.99% advance due September 2012	5,000	5,000
2.96% advance due January 2013	5,000	5,000
3.92% advance due April 2013	1,500	1,500
3.34% advance due June 2013	42,000	42,000
4.12% advance due February 2015	25,000	25,000
4.55% advance due February 2016	45,000	45,000
4.83% advance due May 2016	50,000	50,000
3.47% advance due November 2017	10,000	10,000
4.18% advance due February 2022	25,000	25,000

Federal Home Loan Bank advances	$430,987	435,981

Approximately $203.0 million of the FHLB Advances outstanding at December 31, 2009, currently have varying call dates ranging from January 2010 to February 2011. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. At December 31, 2009, the weighted average contractual interest rate on FHLB advances was 4.08%.
FHLB advances are collateralized by qualifying residential real estate and home equity loans and certain securities. The Banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $115.2 million at December 31, 2009.

(14) Subordinated Notes
A summary of the subordinated notes at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Subordinated note, due October 29, 2012	$15,000	20,000
Subordinated note, due May 1, 2013	20,000	25,000
Subordinated note, due May 29, 2015	25,000	25,000

Total subordinated notes	$60,000	70,000

The original principal balance of each subordinated note was $25.0 million. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note. The first $5.0 million payment was made in the fourth quarter of 2008. The interest rate on each subordinated note is calculated at a rate equal to LIBOR plus 130 basis points. At December 31, 2009 and 2008, the weighted average contractual interest rate on the subordinated notes was 1.56% and 3.94%, respectively. In connection with the issuances of subordinated notes, the Company incurred costs totaling $1.0 million. These costs are included in other assets and are being amortized to interest expense using a method that approximates the effective interest method. At December 31, 2009 and 2008, the unamortized balances of these costs were $151,000 and $253,000, respectively. The subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.
(15) Other Borrowings
The following is a summary of other borrowings at December 31, 2009 and 2008 (in thousands):

	2009	2008

Securities sold under repurchase agreements	$245,640	334,925
Other	1,797	1,839

Total other borrowings	$247,437	336,764

Securities sold under repurchase agreements represent $92.2 million and $147.7 million of customer sweep accounts in connection with master repurchase agreements at the Banks at December 31, 2009 and 2008, respectively, as well as $153.4 million and $187.2 million of short-term borrowings from banks and brokers at December 31, 2009 and 2008, respectively. Securities pledged for these borrowings are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other includes a 6.17% fixed-rate mortgage (which matures May 1, 2010) related to the Company’s Northfield banking office.

(16) Junior Subordinated Debentures
As of December 31, 2009 the Company owned 100% of the Common Securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd. and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the issuances of the Trust Preferred Securities and the Common Securities solely in Junior Subordinated Debentures (“Debentures”) issued by the Company, with the same maturities and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trusts. In each Trust the Common Securities represent approximately 3% of the Debentures and the Trust Preferred Securities represent approximately 97% of the Debentures.
The Trusts qualify as variable interest entities for which the Company is not the primary beneficiary and therefore are ineligible for consolidation. Accordingly, the Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. In the Consolidated Statements of Condition, the Debentures are reported as junior subordinated debentures and the Common Securities are included in available-for-sale securities. The Debentures are stated net of any unamortized fair value adjustments recognized at the acquisition dates for the Northview, Town and First Northwest obligations.
The following table provides a summary of the Company’s Debentures.

		Trust	Junior Subordinated			Coupon			Earliest
	Common	Preferred	Debentures		Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Securities	2009	2008	Structure	12/31/09	Date	Date	Date

Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.53%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.05%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	2.85%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.20%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	41,238	L+1.45	1.70%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.28%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.28%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,177	L+3.00	3.25%	05/2004	05/2034	05/2009

Total			$249,493	$249,515

The interest rates associated with the variable rate Debentures are based on the three-month LIBOR rate. The interest rate on the Debentures of Wintrust Capital Trust IX, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At December 31, 2009, the weighted average contractual interest rate on the Debentures was 3.47%. The Company entered into $175 million of interest rate swaps, which are designated in cash flow hedge relationships, to hedge the variable cash flows of certain Debentures. On a hedge-adjusted basis, the weighted average interest rate on the Debentures was 6.99% at December 31, 2009. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the Debentures. Interest expense on the Debentures is deductible for income tax purposes.
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
The Debentures, net of the Common Securities and subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of Debentures and certain other capital elements in excess of those limitations could be included in Tier 2 capital, subject to restrictions. At December 31, 2009, all of the Debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

(17) Minimum Lease Commitments
The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases was $5.5 million in 2009, $4.6 million in 2008 and $5.9 million in 2007. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $2.2 million, $2.2 million and $1.9 million, in 2009, 2008 and 2007, respectively. The approximate minimum annual gross rental payments and gross rental income under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2009, are as follows (in thousands):

	Future	Future
	minimum	minimum
	gross	gross
	rental	rental
	payments	income

2010	$4,436	1,197
2011	4,408	1,011
2012	3,880	677
2013	3,134	358
2014	2,809	248
2015 and thereafter	14,627	463

Total minimum future amounts	$33,294	3,954

(18) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 is summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current income taxes:
Federal	$(7,361)	18,342	28,982
State	517	3,601	4,026

Total current income taxes	(6,844)	21,943	33,008

Deferred income taxes:
Federal	44,800	(10,144)	(3,974)
State	6,479	(1,646)	(863)

Total deferred income taxes	51,279	(11,790)	(4,837)

Total income tax expense	$44,435	10,153	28,171

Included in total income tax expense is income tax (benefit) expense applicable to net (losses) gains on available-for-sale securities of ($103,000) in 2009, ($1.6 million) in 2008 and $1.1 million in 2007.
Tax expense (benefits) of $145,000, ($355,000) and ($2.0 million) in 2009, 2008 and 2007, respectively, related to the exercise of certain stock options and vesting and issuance of shares pursuant to the Stock Incentive Plans and the issuance of shares pursuant to the Directors Deferred Fee and Stock Plan, were recorded directly to shareholders’ equity.
A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Income tax expense based upon the Federal statutory rate on income before income taxes	$41,126	10,724	29,338
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(988)	(928)	(885)
State taxes, net of federal tax benefit	4,547	1,271	2,056
Income earned on bank owned life insurance	(677)	(494)	(1,659)
Non-deductible compensation costs	1,136	92	—
Tax credits	(885)	(627)	(358)
Other, net	176	115	(321)

Income tax expense	$44,435	10,153	28,171

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Deferred tax assets:
Allowance for credit losses	$39,224	27,317
Net unrealized losses on derivatives included in other comprehensive income	5,984	7,982
Federal net operating loss carryforward	155	155
State net operating loss carryforwards	580	—
Deferred compensation	5,283	5,115
Stock-based compensation	8,875	8,685
Impairment charges	—	2,692
Nonaccrued interest	3,652	1,561
Other real estate owned	2,311	211
Other	2,099	699

Total gross deferred tax assets	68,163	54,417

Deferred tax liabilities:
Discount on purchased loans	49,916	—
Premises and equipment	16,395	12,960
Goodwill and intangible assets	10,442	10,178
Trading account securities	10,348	—
Deferred loan fees and costs	3,945	3,561
FHLB stock dividends	2,810	2,810
Capitalized servicing rights	2,598	1,612
Gain on sale of loans to securitization facility	1,224	—
Net unrealized gains on securities included in other comprehensive income	1,886	1,534
Deferred gain on termination of derivatives	378	897
Other	1,918	694

Total gross deferred tax liabilities	101,860	34,246

Net deferred tax assets (liabilities)	$(33,697)	20,171

At December 31, 2009, Wintrust had Federal net operating loss carryforwards of $442,000 which are available to offset future taxable income. These net operating losses expire in 2010 and are subject to certain statutory limitations. The Company also has various state tax loss carryforwards at December 31, 2009. The most significant state tax loss carryforward was $11.8 million in Illinois and this loss carryforward expires in 2021.
Management believes that it is more likely than not that the recorded deferred tax assets will be fully realized and therefore no valuation allowance is necessary. The conclusion that it is more likely than not that the deferred tax assets will be realized is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.
Since January 1, 2007, the Company has been required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability reflects the fact that the Company has not recognized the benefit associated with the tax position. The Company had no unrecognized tax benefits at December 31, 2008, and it did not have increases or decreases in unrecognized tax benefits during 2009 and does not have any tax positions for which unrecognized tax benefits must be recorded at December 31, 2009. In addition, for the year ended December 31, 2009, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If the Company were to record interest and penalties associated with uncertain tax positions or as a result of an audit by a tax jurisdiction, the interest and penalties would be included in income tax expense. The Company does not believe it is reasonably possible that unrecognized tax benefits will significantly change in the next 12 months.
Tax years that remain open and subject to audit by major tax jurisdictions include the Company’s 2006 — 2009 Federal and Illinois income tax returns.

(19) Employee Benefit and Stock Plans
Stock Incentive Plan
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock, and in May 2009 the Company’s shareholders approved an additional 325,000 shares of common stock that may be offered under the 2007 Plan. All grants made in 2007, 2008 and 2009 were made pursuant to the 2007 Plan, and as of December 31, 2009, 386,936 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
The Company typically awards stock-based compensation in the form of stock options and restricted share awards. In general, the Plans provide for the grant of options to purchase shares of Win-trust’s common stock at the fair market value of the stock on the date the options are granted. Options generally vest ratably over a five-year period and expire at such time as the Compensation Committee determines at the time of grant. The 2007 Plan provides for a maximum term of seven years from the date of grant for stock options while the 1997 Plan provided for a maximum term of ten years. Restricted Stock Unit Awards (“restricted shares”) entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted share awards generally vest over periods of one to five years from the date of grant. Holders of restricted share awards are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Stock-based compensation is measured as the fair value of an award on the date of grant and is recognized over the vesting period on a straight-line basis. The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ending December 31, 2009, 2008 and 2007:

	2009	2008	2007

Expected dividend yield	1.7%	1.2%	0.9%
Expected volatility	46.3%	33.00%	26.3%
Risk-free rate	2.5%	3.3%	4.2%
Expected option life (in years)	5.9	6.7	6.8

Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. As a result, recognized compensation expense for stock options and restricted share awards was reduced for estimated forfeitures prior to vesting. Forfeiture rates are estimated based on historical forfeiture experience. Stock-based compensation expense recognized in the Consolidated Statements of Income was $6.7 million, $9.9 million and $10.8 million and the related tax benefits were $2.6 million, $3.8 million and $4.1 million in 2009, 2008 and 2007, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value(2)
Stock Options	Shares	Strike Prices	Term(1)	($000)

Outstanding at January 1, 2007	2,786,064	$33.02
Granted	126,000	37.32
Exercised	(298,579)	14.85
Forfeited or canceled	(108,304)	47.89

Outstanding at December 31, 2007	2,505,181	$34.76	5.2	$17,558

Exercisable at December 31, 2007	1,822,830	$29.42	4.5	$17,534

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	62,450	31.15
Exercised	(141,146)	15.54
Forfeited or canceled	(38,311)	46.16

Outstanding at December 31, 2008	2,388,174	$35.61	4.4	$3,890

Exercisable at December 31, 2008	1,921,823	$32.90	4.0	$3,890

Outstanding at January 1, 2009	2,388,174	$35.61
Granted	54,500	20.72
Exercised	(213,012)	11.84
Forfeited or canceled	(73,453)	34.57

Outstanding at December 31, 2009	2,156,209	$37.61	3.9	$8,959

Exercisable at December 31, 2009	1,842,508	$37.15	3.7	$8,382

Vested or expected to vest at December 31, 2009	2,140,165	$37.59	3.9	$8,929

(1)	Represents the weighted average contractual remaining life in years.

(2)	Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price at year end and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the year. Options with exercise prices above the year end stock price are excluded from the calculation of intrinsic value. This amount will change based on the fair market value of the Company’s stock.
The weighted average per share grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $8.55, $10.83 and $12.83, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $2.6 million, $2.3 million and $7.3 million, respectively.
Cash received from option exercises under the Plans for the years ended December 31, 2009, 2008 and 2007 was $2.5 million, $2.2 million and $4.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.0 million, $1.3 million and $2.4 million for 2009, 2008 and 2007, respectively.
A summary of the Plans’ restricted share award activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Grant-Date	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	262,997	$44.09	308,627	$48.16	335,904	$51.78
Granted	28,550	24.22	71,843	28.76	99,663	39.51
Vested (shares issued)	(81,492)	39.84	(111,859)	45.67	(112,880)	51.35
Forfeited	(1,625)	30.56	(5,614)	40.88	(14,060)	47.51

Outstanding at end of year	208,430	$43.24	262,997	$44.09	308,627	$48.16

The actual tax benefit realized upon the vesting of restricted shares is based on the fair value of the shares on the vesting date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares in 2009, 2008 and 2007 was $754,000, $723,000 and $359,000, respectively, less than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.
In the third quarter of 2009, the Company began paying a portion of the base pay of certain executives in shares of the Company’s stock. The number of shares granted as of each payroll date is based on the compensation earned during the period and the average of the high and low price of the Company’s common stock on the last day of the payroll period. Shares are issued to the executives annually at the end of the year. As of December 31, 2009, 3,122 shares were granted and issued at an average price of $28.03. Shares granted under this arrangement are granted under the 2007 Plan.
As of December 31, 2009, there was $5.5 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $6.9 million, $9.9 million and $11.5 million, respectively.
The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.
Other Employee Benefits
Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $3.2 million in 2009, $2.9 million in 2008, and $2.8 million in 2007.
The Wintrust Financial Corporation Employee Stock Purchase Plan (“SPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The SPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. The Company has reserved 375,000 shares of its authorized common stock for the SPP. All shares offered under the SPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the SPP, the purchase price of the shares of common stock may not be lower than the lesser of 85% of the fair market value per share of the common stock on the first day of the offering period or 85% of the fair market value per share of the common stock on the last date for the offering period. The Company’s Board of Directors authorized a purchase price calculation at 90% of fair market value for each of the offering periods. During 2009, 2008 and 2007, a total of 119,341 shares, 45,971 shares and 38,717 shares, respectively, were issued to participant accounts and approximately $963,000, $141,000 and $170,000, respectively, was recognized as compensation expense. The current offering period concludes on March 31, 2010. The Company plans to continue to periodically offer common stock through this SPP subsequent to March 31, 2010. At December 31, 2009, 212,339 shares were available for future grants under the SPP.
The Company does not currently offer other postretirement benefits such as health care or other pension plans.
Directors Deferred Fee and Stock Plan
The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. The Company has reserved 425,000 shares of its authorized common stock for the DDFS Plan. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2009, 2008 and 2007, a total of 51,627 shares, 29,513 shares and 15,843 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2009, the Company has an obligation to issue 201,072 shares of common stock to directors and has 92,572 shares available for future grants under the DDFS Plan.

Cash Incentive and Retention Plan
In April 2008, the Company approved a Cash Incentive and Retention Plan (“CIRP”) which allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as may be designated by the Board of Directors from time to time. The CIRP generally provides for the grants of cash awards, as determined by the Compensation Committee, which may be earned pursuant to the achievement of performance criteria established by the Committee and/or continued employment. The performance criteria, if any, established by the Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company’s expense related to the CIRP was approximately $275,000 and $390,000 in 2009 and 2008, respectively.
(20) Regulatory Matters
Banking laws place restrictions upon the amount of dividends which can be paid to Wintrust by the Banks. Based on these laws, the Banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2009, 2008 and 2007, cash dividends totaling $100.0 million, $73.2 million and $105.9 million, respectively, were paid to Wintrust by the Banks. As of January 1, 2010, the Banks had approximately $18.5 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.
The Banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2009 and 2008, reserve balances of approximately $34.6 million and $21.4 million, respectively, were required to be maintained at the Federal Reserve Bank.
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
The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum Tier 1 leverage ratio (Tier 1 Capital to total assets) of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other banking holding companies, the minimum Tier 1 leverage ratio is 4.0%. In addition the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2009 and 2008:

	2009	2008

Total Capital to Risk Weighted Assets	12.4%	13.1%
Tier 1 Capital to Risk Weighted Assets	11.0	11.6
Tier 1 Leverage Ratio	9.3	10.6

In 2002, Wintrust became designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the Wayne Hummer Companies. As a financial holding company, Wintrust’s Banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2009, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the Banks to be “well capitalized” by regulatory definition are 10.0%, 6.0%, and 5.0% for Total Capital to Risk-Weighted Assets, Tier 1 Capital to Risk-Weighted Assets and Tier 1 Leverage Ratio, respectively.

The Banks’ actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following table (dollars in thousands):

	December 31, 2009				December 31, 2008
			To Be Well				To Be Well
			Capitalized by				Capitalized by
	Actual		Regulatory Definition		Actual		Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$194,579	10.6	$184,187	10.0%	$148,206	10.1	$146,526	10.0%
Hinsdale Bank	126,631	10.7	118,160	10.0	119,527	10.5	113,449	10.0
North Shore Bank	131,277	12.6	104,538	10.0	85,204	10.6	80,319	10.0
Libertyville Bank	91,748	10.5	87,674	10.0	86,545	10.2	84,770	10.0
Barrington Bank	110,464	13.1	84,544	10.0	79,997	10.7	75,004	10.0
Crystal Lake Bank	63,586	11.5	55,115	10.0	54,531	10.4	52,499	10.0
Northbrook Bank	64,416	10.6	60,611	10.0	64,187	10.6	60,597	10.0
Advantage Bank	38,566	11.2	34,519	10.0	34,124	10.6	32,162	10.0
Village Bank	72,391	13.2	54,992	10.0	50,740	10.3	49,041	10.0
Beverly Bank	28,175	13.5	20,814	10.0	19,402	10.2	19,064	10.0
Town Bank	61,016	10.4	58,515	10.0	54,480	10.3	52,641	10.0
Wheaton Bank	42,467	12.7	33,381	10.0	31,959	10.6	30,049	10.0
State Bank of The Lakes	53,954	10.6	50,892	10.0	52,512	10.9	48,239	10.0
Old Plank Trail Bank	26,990	10.7	25,133	10.0	22,232	10.9	20,363	10.0
St. Charles Bank	24,881	12.9	19,335	10.0	15,477	10.0	15,457	10.0

Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$147,866	8.0%	$110,512	6.0%	$134,441	9.2%	$87,915	6.0%
Hinsdale Bank	102,860	8.7	70,896	6.0	104,576	9.2	68,069	6.0
North Shore Bank	93,928	9.0	62,723	6.0	72,585	9.0	48,191	6.0
Libertyville Bank	73,234	8.4	52,604	6.0	80,395	9.5	50,862	6.0
Barrington Bank	78,670	9.3	50,727	6.0	68,757	9.2	45,002	6.0
Crystal Lake Bank	51,903	9.4	33,069	6.0	50,113	9.5	31,499	6.0
Northbrook Bank	59,166	9.8	36,366	6.0	56,640	9.3	36,358	6.0
Advantage Bank	26,006	7.5	20,711	6.0	28,790	9.0	19,297	6.0
Village Bank	54,511	9.9	32,995	6.0	45,054	9.2	29,424	6.0
Beverly Bank	21,350	10.3	12,489	6.0	14,656	7.7	11,439	6.0
Town Bank	54,193	9.3	35,109	6.0	49,904	9.5	31,585	6.0
Wheaton Bank	31,035	9.3	20,029	6.0	24,313	8.1	18,030	6.0
State Bank of The Lakes	50,336	9.9	30,535	6.0	49,860	10.3	28,943	6.0
Old Plank Trail Bank	19,088	7.6	15,080	6.0	19,192	9.4	12,218	6.0
St. Charles Bank	18,232	9.4	11,601	6.0	10,758	7.0	9,274	6.0

Tier 1 Leverage Ratio:
Lake Forest Bank	$147,866	7.6%	$96,816	5.0%	$134,441	8.3%	$80,852	5.0%
Hinsdale Bank	102,860	7.4	69,333	5.0	104,576	8.8	59,568	5.0
North Shore Bank	93,928	7.1	65,815	5.0	72,585	7.4	48,843	5.0
Libertyville Bank	73,234	7.0	52,393	5.0	80,395	8.2	49,211	5.0
Barrington Bank	78,670	7.9	49,500	5.0	68,757	8.6	40,144	5.0
Crystal Lake Bank	51,903	7.8	33,277	5.0	50,113	8.4	29,654	5.0
Northbrook Bank	59,166	7.0	42,240	5.0	56,640	8.2	34,450	5.0
Advantage Bank	26,006	5.6	23,109	5.0	28,790	7.7	18,741	5.0
Village Bank	54,511	7.1	38,362	5.0	45,054	7.9	28,618	5.0
Beverly Bank	21,350	7.2	14,826	5.0	14,656	6.8	10,718	5.0
Town Bank	54,193	8.6	31,360	5.0	49,904	8.6	29,110	5.0
Wheaton Bank	31,035	7.2	21,524	5.0	24,313	6.9	17,633	5.0
State Bank of The Lakes	50,336	7.7	32,552	5.0	49,860	8.6	29,090	5.0
Old Plank Trail Bank	19,088	6.4	14,954	5.0	19,192	9.1	10,506	5.0
St. Charles Bank	18,232	7.4	12,338	5.0	10,758	7.1	7,629	5.0

Wintrust’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2009, these subsidiaries met their minimum net worth capital requirements.

(21) Commitments and Contingencies
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
These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $1.7 billion and $1.8 billion as of December 31, 2009 and 2008, respectively, and unused home equity lines totaled $854.2 million and $897.9 million, respectively. Standby and commercial letters of credit totaled $161.9 million at December 31, 2009 and $193.6 million at December 31, 2008.
In addition, at December 31, 2009 and 2008, the Company had approximately $369.7 million and $176.1 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $637.6 million at December 31, 2009 and $237.3 million at December 31, 2008. See Note 22 for further discussion on derivative instruments.
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
The Company sold approximately $4.5 billion of mortgage loans in 2009 and $1.6 billion in 2008. During 2009 and 2008, the Company provided approximately $5.0 million and $590,000, respectively, for estimated losses related to recourse obligations on residential mortgage loans sold to investors. These estimated losses primarily related to mortgages obtained through wholesale and correspondent channels which experienced early payment and other defaults meeting certain representation and warranty recourse requirements. Losses charged against the liability for estimated losses were $2.3 million and $1.7 million for 2009 and 2008, respectively. The liability for estimated losses on repurchase and indemnification was $3.4 million and $734,000 at December 31, 2009 and 2008, respectively, and was included in other liabilities on the balance sheet.
The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. At December, 31, 2009, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $21 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.
On July 28, 2009, FIFC purchased a portfolio of domestic life insurance premium finance receivables. At closing, a portion of the portfolio with an aggregate purchase price of approximately $232.8 million was placed in escrow, pending the receipt of required third party consents. These consents were required to effect the transfer of certain collateral (i.e., letters of credit, brokerage accounts, etc.) to be held for the benefit of FIFC. The parties agreed that to the extent any of the required consents were not obtained prior to October 28, 2010, the corresponding portion of the portfolio would be reassumed by the applicable seller, and the corresponding portion of the purchase price would be returned to FIFC. As of December 31, 2009, required consents were received related to approximately $182.5 million of the escrowed purchase price with approximately $50.3 million of escrowed purchase price related to required consents remaining to be received. See Note 8 for a further discussion of this transaction.
In the ordinary course of business, there are legal proceedings pending against the Company and its subsidiaries. Management believes the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the financial position of the Company.

(22) Derivative Financial Instruments
The Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying (such as a rate, security price or price index) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.
The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps to manage the interest rate risk of certain variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans available-for-sale; and (4) covered call options related to specific investment securities to enhance the overall yield on such securities. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers.
As required by ASC 815, the Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815, including changes in fair value related to the ineffective portion of cash flow hedges, are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are periodically validated by comparison with valuations provided by the respective counterparties. Fair values of mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the loan commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	Balance			Balance
	Sheet	December 31,	December 31,	Sheet	December 31,	December 31,
	Location	2009	2008	Location	2009	2008

Derivatives designated as hedging instruments under ASC 815:

Interest rate swaps designated as Cash Flow Hedges	Other Assets	$—	$—	Other liabilities	$14,701	$19,314

Derivatives not designated as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	7,759	9,115	Other liabilities	8,076	9,294
Interest rate lock commitments	Other assets	32	56	Other liabilities	3,002	386
Forward commitments to sell mortgage loans	Other assets	4,860	401	Other liabilities	37	191

Total derivatives not designated as hedging instruments under ASC 815		$12,651	$9,572		$11,115	$9,871

Total derivatives		$12,651	$9,572		$25,816	$29,185

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2009, the Company had five interest rate swaps with an aggregate notional amount of $175.0 million that were designated as cash flow hedges of interest rate risk.
The table below provides details on each of these five interest rate swaps as of December 31, 2009 (dollars in thousands):

	December 31, 2009
Maturity Date	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
	Amount	Gain (Loss)	(LIBOR)	(LIBOR)	Relationship

Pay fixed, receive variable:
September 2011	$20,000	(1,419)	0.25%	5.25%	Cash Flow
September 2011	40,000	(2,836)	0.25%	5.25%	Cash Flow
October 2011	25,000	(967)	0.28%	3.39%	Cash Flow
September 2013	50,000	(5,261)	0.25%	5.30%	Cash Flow
September 2013	40,000	(4,218)	0.25%	5.30%	Cash Flow

Total	$175,000	(14,701)

During 2009, these interest rate swaps were used to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the years ended December 31, 2009 and 2008. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows (dollars in thousands):

	December 31,
	2009	2008

Unrealized loss at beginning of period	$(20,549)	$(9,067)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	7,712	3,231
Amount of loss recognized in other comprehensive income	(2,650)	(14,713)

Unrealized loss at end of period	$(15,487)	$(20,549)

In September 2008, the Company terminated an interest rate swap with a notional amount of $25.0 million (maturing in October 2011) that was designated in a cash flow hedge and entered into a new interest rate swap with another counterparty to effectively replace the terminated swap. The interest rate swap was terminated by the Company in accordance with the default provisions in the swap agreement. The unrealized loss on the interest rate swap at the date of termination is being amortized out of other comprehensive income to interest expense over the remaining term of the terminated swap. At December 31, 2009, accumulated other comprehensive income (loss) includes $786,000 of unrealized loss ($483,000 net of tax) related to this terminated interest rate swap.
As of December 31, 2009, the Company estimates that during the next twelve months, $7.3 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
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
Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate the borrowers’ risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image, and because of differences in counterparty credit risk, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2009, the Company had approximately 92 derivative transactions (46 with customers and 46 with third parties) with an aggregate notional amount of approximately $373.8 million ($368.9 million of interest rate swaps and $4.9 million of interest rate options) related to this program. These interest rate derivatives had maturity dates ranging from August 2010 to March 2019.

Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2009 the Company had interest rate lock commitments with an aggregate notional amount of $369.7 million and forward commitments to sell mortgage loans with an aggregate notional amount of $637.6 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives
Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options are not designated in a hedging relationship pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2009 or December 31, 2008.
Amounts included in the consolidated statement of income related to derivative instruments not designated in hedge relationships were as follows (dollars in thousands):

		Years Ended December 31,
Derivative	Location in income statement	2009	2008

Interest rate swaps and floors	Other income	$(137)	$(189)
Mortgage banking derivatives	Mortgage banking revenue	1,974	(104)
Covered call options	Other income	1,998	29,024

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
The Company has agreements with certain of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. As of December 31, 2009, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $23.6 million. As of December 31, 2009 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $8.8 million of cash and $7.0 million of securities. If the Company had breached any of these provisions at December 31, 2009 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

(23) Fair Value of Financial Instruments
Effective January 1, 2008, upon adoption of new accounting standards for fair value measurements, the Company began to group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities
U.S. Treasury	$110,816	$—	$110,816	$—
U.S. Government agencies	576,176	—	576,176	—
Municipal	65,336	—	48,184	17,152
Corporate notes and other	89,448	—	36,854	52,594
Mortgage-backed	375,306	—	216,857	158,449
Equity securities (1)	30,491	—	5,091	25,400
Trading account securities	33,774	186	1,664	31,924
Mortgage loans held-for-sale	265,786	—	265,786	—
Mortgage servicing rights	6,745	—	—	6,745
Nonqualified deferred compensation assets	2,827	—	2,827	—
Derivative assets	12,651	—	12,651	—
Retained interests from the sale/securitization of premium finance receivables	43,541	—	—	43,541

Total	$1,612,897	$186	$1,276,906	$335,805

Derivative liabilities	$25,816	$—	$25,816	$—

	December 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	298,729	—	298,619	110
Municipal	59,295	—	49,922	9,373
Corporate notes and other	32,486	—	31,091	1,395
Mortgage-backed	285,307	—	281,297	4,010
Equity securities (1)	30,294	—	4,190	26,104
Trading account securities	4,399	297	1,027	3,075
Mortgage loans held-for-sale	51,029	—	51,029	—
Mortgage servicing rights	3,990	—	—	3,990
Nonqualified deferred compensation assets	2,279	—	2,279	—
Derivative assets	9,572	—	9,572	—
Retained interests from the sale/securitization of premium finance receivables	1,229	—	—	1,229

Total	$778,609	$297	$729,026	$49,286

Derivative liabilities	$29,185	$—	$29,185	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of December 31, 2009 and 2008 for mortgage loans held-for-sale measured at fair value was $262.1 million and $49.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $265.8 million and $51.0 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2009 and 2008.

The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during year ended December 31, 2009 are summarized as follows:

			Corporate
	U.S. Govt.		notes and	Mortgage-	Equity
(Dollars in thousands)	agencies	Municipal	other debt	backed	securities

Balance at January 1, 2009	$110	$9,373	$1,395	$4,010	$26,104
Total net gains included in:
Net income (1)	—	(112)	(404)	—	—
Other comprehensive income	(1)	—	—	5,416	—
Purchases, issuances and settlements, net	—	10,040	51,603	149,023	43
Net transfers into/(out) of Level 3	(109)	(2,149)	—	—	(747)

Balance at December 31, 2009	$—	$17,152	$52,594	$158,449	$25,400

(1)	Income for Municipal and Corporate notes and other is recognized as a component of interest income on securities.
The changes in Level 3 for assets and liabilities not including in the preceding table measured at fair value on a recurring basis during the year ended December 31, 2009 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	interests

Balance at January 1, 2009	$3,075	$3,990	$1,229
Total net gains included in:
Net income (1)	26,653	2,755	(358)
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	2,196	—	42,670
Net transfers into/(out) of Level 3	—	—	—

Balance at December 31, 2009	$31,924	$6,745	$43,541

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income. Income for retained interests is recorded as a component of gain on sales of premium finance receivables or miscellaneous income in non-interest income.
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

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2009.

					Twelve months
					Ended
					December 31, 2009
	December 31, 2009				Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Losses Recognized

Impaired loans	$105,568	$—	$—	$105,568	$86,107
Other real estate owned	80,163	—	—	80,163	23,938

Total	$185,731	$—	$—	$185,731	$110,045

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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statement of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 were as follows:

	At December 31, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets:
Cash and cash equivalents	$158,616	158,616	445,904	445,904
Interest bearing deposits with banks	1,025,663	1,025,663	123,009	123,009
Available-for-sale securities	1,328,815	1,328,815	784,673	784,673
Trading account securities	33,774	33,774	4,399	4,399
Brokerage customer receivables	20,871	20,871	17,901	17,901
Mortgage loans held-for-sale, at fair value	265,786	265,786	51,029	51,029
Loans held-for-sale, at lower of cost or market	9,929	10,033	10,087	10,207
Loans, net of unearned income	8,411,771	8,403,305	7,621,069	7,988,028
Mortgage servicing rights	6,745	6,745	3,990	3,990
Nonqualified deferred compensation assets	2,827	2,827	2,279	2,279
Retained interests from the sale/securitization of premium finance	43,541	43,541	1,229	1,229
Derivative assets	12,651	12,651	9,572	9,572
Accrued interest receivable and other	129,774	129,774	114,737	114,737

Total financial assets	$11,450,763	11,442,401	9,189,878	9,556,957

Financial Liabilities:
Non-maturity deposits	$5,347,823	5,347,823	3,976,003	3,976,003
Deposits with stated maturities	4,569,251	4,616,658	4,400,747	4,432,388
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	430,987	446,663	435,981	484,528
Subordinated notes	60,000	60,000	70,000	70,000
Other borrowings	247,437	247,347	336,764	336,764
Junior subordinated debentures	249,493	245,990	249,515	205,252
Derivative Liabilities	25,816	25,816	29,185	29,185
Accrued interest payable	15,669	15,669	18,533	18,533

Total financial liabilities	$10,947,476	11,006,966	9,517,728	9,553,653

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
(24) Shareholders’ Equity
A summary of the Company’s common and preferred stock at
December 31, 2009 and 2008 is as follows:

	2009	2008

Common Stock:
Shares authorized	60,000,000	60,000,000
Shares issued	27,079,308	26,610,714
Shares outstanding	24,206,819	23,756,674
Cash dividend per share	$0.27	$0.36

Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	300,000	300,000
Shares outstanding	300,000	300,000

The Company reserves shares of its authorized common stock specifically for its Stock Incentive Plan, its Employee Stock Purchase Plan and its Directors Deferred Fee and Stock Plan. The reserved shares and these plans are detailed in Note 19 - Employee Benefit and Stock Plans.
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
The fair value of the warrant was determined as of the valuation date using a binomial lattice valuation model. The assumptions used in arriving at the fair value were as follows:

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
In relative terms, a summary of the above valuation is as follows:

		Relative
	Amount	Fair Value

Fair value of preferred stock	$181.8 million	93.0%
Fair value of warrants	13.7 million	7.0

Total fair value	$195.5 million	100.0%

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
In addition to the warrant issued to the U.S. Treasury, the Company has issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. 19,000 of these warrants were outstanding at December 31, 2009 and 2008. The expiration date on these remaining outstanding warrants at December 31, 2009 is February 2013.
At the January 2010 Board of Directors meeting, a semi-annual cash dividend of $0.09 per share ($0.18 on an annualized basis) was declared. It was paid on February 25, 2010 to shareholders of record as of February 11, 2010.

The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Unrealized net gains on available-for-sale securities	$680	12,703	16,552
Related tax expense	(277)	(4,838)	(6,512)

Net after tax unrealized gains on available-for-sale securities	403	7,865	10,040

Less: reclassification adjustment for net (losses) gains realized in net income during the year	(268)	(4,171)	2,997
Related tax benefit (expense)	103	1,607	(1,142)

Net after tax reclassification adjustment	(165)	(2,564)	1,855

Cumulative effect of change in accounting for other-than-temporary impairment	309	—	—

Unrealized net gains on available-for-sale securities, net of reclassification adjustment	877	10,429	8,185

Unrealized net gains (losses) on derivatives used as cash flow hedges	5,062	(10,713)	(6,677)
Related tax (expense) benefit	(1,950)	3,654	2,581

After-tax unrealized net gains (losses) on derivatives used as cash flow hedges	3,112	(7,059)	(4,096)

Total other comprehensive income	$3,989	3,370	4,089

A roll-forward of the change in accumulated other comprehensive loss for the years ending December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007

Accumulated other comprehensive loss at beginning of year	$(10,302)	(13,672)	(17,761)
Cumulative effect of change in accounting	(309)	—	—
Other comprehensive income	3,989	3,370	4,089

Accumulated other comprehensive loss at end of year	$(6,622)	(10,302)	(13,672)

Accumulated other comprehensive loss at December 31, 2009, 2008 and 2007 is comprised of the following components (in thousands):

	2009	2008	2007

Accumulated unrealized gains (losses) on securities available-for-sale	$2,899	2,331	(8,097)
Accumulated unrealized losses on derivatives used as cash flow hedges	(9,521)	(12,633)	(5,575)

Total accumulated other comprehensive loss at end of year	$(6,622)	(10,302)	(13,672)

(25) Segment Information
The Company’s operations consist of three primary segments: community banking, specialty finance and wealth management.
The three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics. The community banking segment has a different regulatory environment than the specialty finance and wealth management segments. While the Company’s management monitors each of the fifteen bank subsidiaries’ operations and profitability separately, as well as that of its mortgage company, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures, and economic characteristics.
The net interest income, net revenue and segment profit of the community banking segment includes income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the community banking segment were retained within that segment’s operations, thereby causing inter-segment eliminations. See Note 8 — Business Combinations, for more information on the life insurance premium finance loan acquisition in the third and fourth quarters of 2009. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 11 — Deposits, for more information on these deposits.

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are generally the same as those described in the Summary of Significant Accounting Policies in Note 1. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Intersegment revenue and transfers are generally accounted for at current market prices. The parent and intersegment eliminations reflect parent company information and intersegment eliminations. In the first quarter of 2009, the Company combined the premium finance and Tricom segments into the specialty finance segment. Additionally, during the fourth quarter of 2009, the contribution attributable to the wealth management deposits was redefined to measure the value as an alternative source of funding for each bank. In previous periods, the contribution from these deposits was measured as the full net interest income contribution. The redefined measure better reflects the value of these deposits to the Company. Prior period information has been restated to reflect these changes.
The following is a summary of certain operating information for reportable segments (in thousands):

				Parent &
	Community	Specialty	Wealth	Intersegment
	Banking	Finance	Management	Eliminations	Consolidated

2009
Net interest income (expense)	$300,552	84,199	12,286	(85,161)	311,876
Provision for credit losses	165,302	7,537	—	(4,907)	167,932
Noninterest income	92,578	164,563	38,281	22,225	317,647
Noninterest expense	273,467	41,142	41,660	(12,182)	344,087
Income tax expense (benefit)	(19,780)	79,263	3,330	(18,378)	44,435

Net income (loss)	$(25,859)	120,820	5,577	(27,469)	73,069

Total assets at end of year	$12,019,936	2,185,225	62,458	(2,051,999)	12,215,620

2008
Net interest income (expense)	$237,404	74,264	10,401	(77,502)	244,567
Provision for credit losses	56,609	3,524	—	(2,692)	57,441
Noninterest income	71,181	5,465	36,333	(13,301)	99,678
Noninterest expense	193,846	18,368	37,528	6,421	256,163
Income tax expense (benefit)	20,136	22,959	3,912	(36,854)	10,153

Net income (loss)	$37,994	34,878	5,294	(57,678)	20,488

Total assets at end of year	$10,445,348	1,426,959	55,585	(1,269,566)	10,658,326

2007
Net interest income (expense)	$259,049	64,395	5,497	(67,391)	261,550
Provision for credit losses	14,326	2,037	—	(1,484)	14,879
Noninterest income	36,170	6,046	39,257	(1,530)	79,943
Noninterest expense	186,617	16,729	39,836	(392)	242,790
Income tax expense (benefit)	31,945	20,519	1,784	(26,077)	28,171

Net income (loss)	$62,331	31,156	3,134	(40,968)	55,653

Total assets at end of year	$9,334,725	1,164,728	63,479	(1,194,073)	9,368,859

(26) Condensed Parent Company Financial Statements
Condensed parent company only financial statements of Wintrust follow:
Balance Sheets
(in thousands):

	December 31,
	2009	2008

Assets
Cash	$57,387	189,677
Available-for-sale securities, at fair value	11,990	25,346
Trading account securities	27,332	—
Investment in and receivables from subsidiaries	1,335,478	1,154,092
Goodwill	8,347	8,347
Other assets	30,018	43,230

Total assets	$1,470,552	1,420,692

Liabilities and Shareholders’ Equity
Other liabilities	$19,623	31,766
Notes payable	1,000	1,000
Subordinated notes	60,000	70,000
Other borrowings	1,797	1,839
Junior subordinated debentures	249,493	249,515
Shareholders’ equity	1,138,639	1,066,572

Total liabilities and shareholders’ equity	$1,470,552	1,420,692

Statements of Income
(in thousands):

	Years Ended December 31,
	2009	2008	2007

Income
Dividends and interest from subsidiaries	$103,410	73,416	106,094
Trading revenue	26,864	—	—
(Losses) gains on available-for-sale securities, net	(1,210)	(6,262)	2,508
Other income	1,931	917	4,456

Total income	130,995	68,071	113,058

Expenses
Interest expense	19,139	24,349	28,548
Salaries and employee benefits	7,238	6,678	6,307
Other expenses	10,635	7,705	6,555

Total expenses	37,012	38,732	41,410

Income before income taxes and equity in undistributed loss of subsidiaries	93,983	29,339	71,648
Income tax benefit	1,241	17,104	13,172

Income before equity in undistributed net loss of subsidiaries	95,224	46,443	84,820
Equity in undistributed net loss of subsidiaries	(22,155)	(25,955)	(29,167)

Net income	$73,069	20,488	55,653

Statements of Cash Flows
(in thousands):

	Years Ended December 31,
	2009	2008	2007

Operating activities:
Net income	$73,069	20,488	55,653
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss (gain) on available-for-sale securities, net	1,210	6,262	(2,508)
Gain on sale of land	—	—	(2,610)
Depreciation and amortization	711	418	101
Stock-based compensation expense	2,837	3,577	3,253
Deferred income tax expense (benefit)	10,990	(3,588)	(2,007)
Tax benefit from stock-based compensation arrangements	81	355	2,024
Increase in trading securities, net	(26,864)	—	—
Excess tax benefits from stock-based compensation arrangements	(377)	(693)	(1,036)
Decrease (increase) in other assets	3,523	(6,413)	(5,610)
(Decrease) increase in other liabilities	(8,999)	(4,044)	6,626
Equity in undistributed net loss of subsidiaries	22,155	25,955	29,167

Net cash provided by operating activities	78,336	42,317	83,053

Investing activities:
Capital contributions to subsidiaries	(203,775)	(54,750)	(39,156)
Other investing activity, net	20,086	1,807	28,516

Net cash used for investing activities	(183,689)	(52,943)	(10,640)

Financing activities:
(Decrease) increase in notes payable and other borrowings, net	—	(89,938)	33,772
Repayment of subordinated note	(10,000)	(5,000)	—
Net proceeds from issuance of preferred stock	—	299,258	—
Issuance of common stock resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	4,912	3,680	6,550
Excess tax benefits from stock-based compensation arrangements	377	693	1,036
Dividends paid	(21,783)	(9,031)	(7,831)
Treasury stock purchases	(443)	(94)	(105,853)

Net cash provided by (used for) financing activities	(26,937)	199,568	(72,326)

Net increase (decrease) in cash	(132,290)	188,942	87
Cash at beginning of year	189,677	735	648

Cash at end of year	$57,387	189,677	735

(27) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for 2009, 2008 and 2007 (in thousands, except per share data):

			2009	2008	2007

Net income			$73,069	20,488	55,653
Less: Preferred stock dividends and discount accretion			19,556	2,076	—

Net income applicable to common shares — Basic	(A	)	$53,513	18,412	55,653
Add: Dividends on convertible preferred stock			4,000	—	—

Net income applicable to common shares — Diluted	(B	)	57,513	18,412	55,653

Average common shares outstanding	(C	)	24,010	23,624	24,107
Effect of dilutive potential common shares			2,335	507	781

Weighted average common shares and effect of dilutive potential common shares	(D	)	26,345	24,131	24,888

Net income per common share — Basic	(A/C	)	$2.23	0.78	2.31
Net income per common share — Diluted	(B/D	)	$2.18	0.76	2.24

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
(28) Quarterly Financial Summary (Unaudited)
The following is a summary of quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	2009 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$122,079	127,129	141,577	136,829	136,176	126,160	126,569	125,818
Interest expense	57,297	54,632	53,914	49,895	74,434	66,760	65,889	63,073

Net interest income	64,782	72,497	87,663	86,934	61,742	59,400	60,680	62,745
Provision for credit losses	14,473	23,663	91,193	38,603	8,555	10,301	24,129	14,456

Net interest income after provision for credit losses	50,309	48,834	(3,530)	48,331	53,187	49,099	36,551	48,289
Non-interest income, excluding net securities (losses) gains	38,465	43,912	151,092	84,446	25,905	33,744	21,210	22,990
Net securities (losses) gains	(2,038)	1,540	(412)	642	(1,333)	(140)	920	(3,618)
Non-interest expense	76,962	84,245	92,563	90,317	62,849	65,181	63,199	64,934

Income (loss) before income taxes	9,774	10,041	54,587	43,102	14,910	17,522	(4,518)	2,727
Income tax expense (benefit)	3,416	3,492	22,592	14,935	5,205	6,246	(2,070)	772

Net income (loss)	$6,358	6,549	31,995	28,167	9,705	11,276	(2,448)	1,955

Preferred stock dividends and discount accretion	5,000	5,000	4,668	4,888	—	—	544	1,532

Net income (loss) applicable to common shares	$1,358	1,549	27,327	23,279	9,705	11,276	(2,992)	423

Net income (loss) per common share:
Basic	$0.06	0.06	1.14	0.96	0.41	0.48	(0.13)	0.02
Diluted	$0.06	0.06	1.07	0.90	0.40	0.47	(0.13)	0.02
Cash dividends declared per common share	$0.18	—	0.09	—	0.18	—	0.18	—

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We, as management of Wintrust Financial Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with generally accepted accounting principles in the United States. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control -Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer

Lake Forest, Illinois
March 1, 2010

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting
The Board of Directors and Shareholders of Wintrust Financial Corporation
We have audited Wintrust Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wintrust Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Wintrust Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Wintrust Financial Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Wintrust Financial Corporation and our report dated March 1, 2010 expressed an unqualified opinion thereon.
Chicago, Illinois
March 1, 2010

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 27, 2010 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the NASDAQ Global Select Market. The code applies to all of the Company’s directors, officers and employees and is included as Exhibit 14.1 and posted on the Company’s website (www.wintrust.com). The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.
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
The following table summarizes information as of December 31, 2009, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
			Number of securities
			remaining available
	Number of		for future issuance
	securities to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
• WTFC 1997 Stock Incentive Plan, as amended	1,946,091	$36.55	—
• WTFC 2007 Stock Incentive Plan	323,480	$23.82	431,396
• WTFC Employee Stock Purchase Plan	—	—	212,339
• WTFC Directors Deferred Fee and Stock Plan	—	—	293,644

	2,269,571	$34.74	937,379

Equity compensation plans not approved by security holders(1)
• N/A	—	—	—

Total	2,269,571	$34.74	937,379

(1)	Excludes 95,068 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc., Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc. and Hinsbrook Bancshares, Inc. The weighted average exercise price of those options is $23.95. No additional awards will be made under these plans.
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

Exhibits
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report.
1.2.	Financial Statements and Schedules

The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•	Consolidated Statements of Condition as of December 31, 2009 and 2008

•	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3.	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the quarter ended June 30, 2006).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 1998).

3.3	Amended and Restated Certificate of Designations of Wintrust Financial Corporation filed on December 18, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

3.4	Certificate of Designations of Wintrust Financial Corporation filed on December 18, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

3.5	Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.2	Warrant to purchase 1,643,295 shares of Wintrust Financial Corporation common stock issued to the U.S. Department of Treasury on December 19, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.4	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ending December 31, 2002).

10.5	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.6	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ending June 30, 2003).

10.7	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.8	$25.0 million Subordinated Note between Win-trust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.9	Second Amended and Restated Pledge and Security Agreement, dated as of November 5, 2009 by Win-trust Financial Corporation for the benefit of Bank of America, N.A.

10.10	Indenture dated as of September 1, 2006, between Wintrust Financial Corporation and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.11	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among Wintrust Financial Corporation, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.12	Guarantee Agreement, dated as of September 1, 2006, between Wintrust Financial Corporation, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2006).

10.13	Amended and Restated Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.14	Amended and Restated Employment Agreement entered into between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.15	Amended and Restated Employment Agreement entered into between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.16	Amended and Restated Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange commission on December 24, 2008).*

10.17	Amended and Restated Employment Agreement entered into between the Company and John S. Fleshood, dated December 19, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.18	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.19	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2000).*

10.20	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of Form S-8 filed July 1, 2004.).*

10.21	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of Form S-8 filed July 1, 2004.).*

10.22	Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2007).*

10.23	Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.24	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.25	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ending December 31, 2004).*

10.26	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ending December 31, 2006).*

10.27	Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K for the year ending December 31, 2006).*

10.28	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.29	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.30	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.31	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan (incorporated by reference to Exhibit A of the Proxy Statement relating to the May 28, 2008 Annual Meeting of Shareholders of the Company).*

10.32	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.33	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.34	Form of Senior Executive Officer Capital Purchase Program Waiver, executed by each of Messrs. David A. Dykstra, John S. Fleshood, Richard B. Murphy, David L. Stoehr and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.35	Form of Senior Executive Officer Capital Purchase Program Letter Agreement, executed by each of Messrs. David A. Dykstra, John S. Fleshood, Richard B. Murphy, David L. Stoehr, and Edward J. Wehmer with Wintrust Financial Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.36	Investment Agreement dated as of August 26, 2008 between Wintrust Financial Corporation and CIVC-WTFC LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

10.37	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated December 19, 2008, between Win-trust Financial Corporation and the United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the related warrant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

10.38	Asset Purchase Agreement, dated as of July 28, 2009, between American International Group, Inc. and First Insurance Funding Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2009).

10.39	Form of Director Indemnification Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.40	Form of Officer Indemnification Agreement. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.41	Amended and Restated Credit Agreement, dated as of October 30, 2009 among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

10.42	First Amendment Agreement, dated as of December 15, 2009, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

13.1	2009 Annual Report to Shareholders

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the year ending December 31, 2005)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of the Principal Executive Officer of Wintrust pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer of Wintrust pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

PAGE INTENTIONALLY LEFT BLANK

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
March 1, 2010	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER D. CRIST Peter D. Crist	Chairman of the Board of Directors	March 1, 2010

/s/ EDWARD J. WEHMER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

Edward J. Wehmer

/s/ DAVID L. STOEHR	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

David L. Stoehr

/s/ BRUCE K. CROWTHER	Director	March 1, 2010

Bruce K. Crowther

/s/ JOSEPH F. DAMICO	Director	March 1, 2010

Joseph F. Damico

/s/ BERT A. GETZ, JR.	Director	March 1, 2010

Bert A. Getz, Jr.

/s/ H. PATRICK HACKETT, JR.	Director	March 1, 2010

H. Patrick Hackett, Jr.

/s/ SCOTT K. HEITMANN	Director	March 1, 2010

Scott K. Heitmann

/s/ CHARLES H. JAMES III	Director	March 1, 2010

Charles H. James III

/s/ ALBIN F. MOSCHNER	Director	March 1, 2010

Albin F. Moschner

/s/ THOMAS J. NEIS	Director	March 1, 2010

Thomas J. Neis

/s/ CHRISTOPHER J. PERRY	Director	March 1, 2010

Christopher J. Perry

/s/ HOLLIS W. RADEMACHER	Director	March 1, 2010

Hollis W. Rademacher

/s/ INGRID S. STAFFORD	Director	March 1, 2010

Ingrid S. Stafford