Form 10-Q
period 2010-03-31
WINTRUST FINANCIAL CORP
filed 2010-05-10
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Common Stock — no par value, 31,075,534 shares, as of May 6, 2010

		Page

	PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	1-35

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	36-76

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	77

ITEM 4.	Controls and Procedures.	78

	PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings.	NA

ITEM 1A.	Risk Factors.	78

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	78

ITEM 3.	Defaults Upon Senior Securities.	NA

ITEM 4.	Removed and Reserved.	NA

ITEM 5.	Other Information.	NA

ITEM 6.	Exhibits.	78

	Signatures.	79
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands, except share data)	2010	2009	2009

Assets
Cash and due from banks	$106,501	$135,133	$122,207
Federal funds sold and securities purchased under resale agreements	15,393	23,483	98,454
Interest bearing deposits with banks ($114,925 restricted for securitization investors at March 31, 2010)	1,222,323	1,025,663	266,512
Available-for-sale securities, at fair value	1,279,920	1,328,815	1,413,576
Trading account securities	39,938	33,774	13,815
Brokerage customer receivables	20,978	20,871	15,850
Loans held-for-sale, at fair value	149,897	265,786	207,107
Loans held-for-sale, at lower of cost or market	6,152	9,929	11,600
Loans, net of unearned income	9,070,562	8,411,771	7,841,447
Less: Allowance for loan losses	102,397	98,277	74,248

Net loans ($565,185 restricted for securitization investors at March 31, 2010)	8,968,165	8,313,494	7,767,199
Premises and equipment, net	348,182	350,345	349,245
Accrued interest receivable and other assets	363,676	416,678	263,145
Trade date securities receivable	27,850	—	—
Goodwill	278,025	278,025	276,310
Other intangible assets	12,978	13,624	13,921

Total assets	$12,839,978	$12,215,620	$10,818,941

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$871,830	$864,306	$745,194
Interest bearing	8,853,040	9,052,768	7,880,783

Total deposits	9,724,870	9,917,074	8,625,977
Notes payable	1,000	1,000	1,000
Federal Home Loan Bank advances	421,775	430,987	435,981
Other borrowings	218,079	247,437	250,488
Secured borrowings — owed to securitization investors	600,000	—	—
Subordinated notes	60,000	60,000	70,000
Junior subordinated debentures	249,493	249,493	249,502
Trade date securities payable	62,017	—	7,170
Accrued interest payable and other liabilities	137,912	170,990	115,596

Total liabilities	11,475,146	11,076,981	9,755,714

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized:

Series A — $1,000 liquidation value; 50,000 shares issued and outstanding at March 31, 2010, December 31, 2009 and March 31, 2009	49,379	49,379	49,379

Series B — $1,000 liquidation value; 250,000 shares issued and outstanding at March 31, 2010 and December 31, 2009 and March 31, 2009	236,263	235,445	233,283
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 31,044,449, 27,079,308 and 26,765,963 shares issued at March 31, 2010, December 31, 2009 and March 31, 2009, respectively	31,044	27,079	26,766
Surplus	677,090	589,939	575,166

Treasury stock, at cost, no shares at March 31, 2010 and 2,872,489 shares at December 31, 2009 and 2,854,980 shares at March 31, 2009	—	(122,733)	(122,302)

Retained earnings	373,903	366,152	315,855

Accumulated other comprehensive loss	(2,847)	(6,622)	(14,920)

Total shareholders’ equity	1,364,832	1,138,639	1,063,227

Total liabilities and shareholders’ equity	$12,839,978	$12,215,620	$10,818,941

See accompanying notes to unaudited consolidated financial statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009

Interest income
Interest and fees on loans	$129,542	$106,887
Interest bearing deposits with banks	1,274	660
Federal funds sold and securities purchased under resale agreements	49	61
Securities	11,471	14,327
Trading account securities	21	24
Brokerage customer receivables	139	120

Total interest income	142,496	122,079

Interest expense
Interest on deposits	33,212	45,953
Interest on Federal Home Loan Bank advances	4,346	4,453
Interest on notes payable and other borrowings	1,462	1,870
Interest on secured borrowings — owed to securitization investors	2,995	—
Interest on subordinated notes	241	580
Interest on junior subordinated debentures	4,375	4,441

Total interest expense	46,631	57,297

Net interest income	95,865	64,782
Provision for credit losses	29,044	14,473

Net interest income after provision for credit losses	66,821	50,309

Non-interest income
Wealth management	8,667	5,926
Mortgage banking	9,727	16,232
Service charges on deposit accounts	3,332	2,970
Gain on sales of premium finance receivables	—	322
Gains (losses) on available-for-sale securities, net	392	(2,038)
Gain on bargain purchase	10,894	—
Trading income	5,973	8,744
Other	3,622	4,271

Total non-interest income	42,607	36,427

Non-interest expense
Salaries and employee benefits	49,072	44,820
Equipment	3,896	3,938
Occupancy, net	6,230	6,190
Data processing	3,407	3,136
Advertising and marketing	1,314	1,095
Professional fees	3,107	2,883
Amortization of other intangible assets	645	687
FDIC insurance	3,809	3,013
OREO expense, net	1,337	2,356
Other	11,121	8,844

Total non-interest expense	83,938	76,962

Income before taxes	25,490	9,774
Income tax expense	9,473	3,416

Net income	$16,017	$6,358

Preferred stock dividends and discount accretion	4,943	5,000

Net income applicable to common shares	$11,074	$1,358

Net income per common share — Basic	$0.43	$0.06

Net income per common share — Diluted	$0.41	$0.06

Cash dividends declared per common share	$0.09	$0.18

Weighted average common shares outstanding	25,942	23,855
Dilutive potential common shares	1,139	221

Average common shares and dilutive common shares	27,081	24,076

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						other	Total
	Preferred	Common		Treasury	Retained	comprehensive	shareholders’
(In thousands)	stock	stock	Surplus	stock	earnings	income (loss)	equity

Balance at December 31, 2008	$281,873	$26,611	$571,887	$(122,290)	$318,793	$(10,302)	$1,066,572
Comprehensive income:
Net income	—	—	—	—	6,358	—	6,358
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	(5,694)	(5,694)
Unrealized gains on derivative Instruments	—	—	—	—	—	1,076	1,076

Comprehensive income							1,740

Cash dividends declared on common stock	—	—	—	—	(4,296)	—	(4,296)
Dividends on preferred stock	—	—	—	—	(4,211)	—	(4,211)
Accretion on preferred stock	789	—	—	—	(789)	—	—
Common stock repurchases	—	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	1,772	—	—	—	1,772
Common stock issued for:
Exercise of stock options and warrants	—	46	575	—	—	—	621
Restricted stock awards	—	60	(705)	—	—	—	(645)
Director compensation plan	—	49	1,637	—	—	—	1,686

Balance at March 31, 2009	$282,662	$26,766	$575,166	$(122,302)	$315,855	$(14,920)	$1,063,227

Balance at December 31, 2009	$284,824	$27,079	$589,939	$(122,733)	$366,152	$(6,622)	$1,138,639

Comprehensive income:
Net income	—	—	—	—	16,017	—	16,017
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	4,095	4,095
Unrealized gains on derivative instruments	—	—	—	—	—	(164)	(164)

Comprehensive income							19,948
Cash dividends declared on common stock	—	—	—	—	(2,191)	—	(2,191)
Dividends on preferred stock	—	—	—	—	(4,125)	—	(4,125)
Accretion on preferred stock	818	—	—	—	(818)	—	—
Common stock repurchases	—	—	—	(98)	—	—	(98)
Stock-based compensation	—	—	1,414	—	—	—	1,414
Cumulative effect of change in accounting for loan securitizations	—	—	—	—	(1,132)	(156)	(1,288)
Common stock issued for:
New issuance, net of costs	—	3,795	83,919	122,831	—	—	210,545
Exercise of stock options and warrants	—	78	1,621	—	—	—	1,699
Restricted stock awards	—	31	(237)	—	—	—	(206)
Employee stock purchase plan	—	13	482	—	—	—	495
Director compensation plan	—	48	(48)	—	—	—	—

Balance at March 31, 2010	$285,642	$31,044	$677,090	$—	$373,903	$(2,847)	$1,364,832

	Three Months Ended March 31,
Other Comprehensive Income (Loss):	2010	2009
Unrealized gains (losses) on available-for-sale securities arising during the period, net	$6,798	$(11,314)
Unrealized (losses) gains on derivative instruments arising during the period, net	(267)	1,751
Less: Reclassification adjustment for gains (losses) included in net income, net	392	(2,038)
Less: Income tax expense (benefit)	2,364	(2,907)

Other Comprehensive Income (Loss)	$3,775	$(4,618)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Operating Activities:
Net income	$16,017	$6,358
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	29,044	14,473
Depreciation and amortization	5,130	5,109
Stock-based compensation expense	1,414	1,772
Tax (expense) benefit from stock-based compensation arrangements	396	(576)
Excess tax benefits from stock-based compensation arrangements	(570)	(68)
Net amortization (accretion) of premium on securities	413	(158)
Mortgage servicing rights fair value change and amortization, net	538	1,659
Originations and purchases of loans held-for-sale	(686,679)	(1,245,129)
Proceeds from sales of mortgage loans held-for-sale	816,427	1,099,747
Bank owned life insurance income, net of claims	(623)	(286)
Gain on sales of premium finance receivables	—	(322)
Increase in trading securities, net	(6,164)	(9,416)
Net (increase) decrease in brokerage customer receivables	(107)	2,051
Gain on mortgage loans sold	(10,081)	(12,209)
(Gain) loss on available-for-sale securities, net	(392)	2,038
Gain on bargain purchase	(10,894)	—
Loss on sales of premises and equipment, net	—	11
Decrease in accrued interest receivable and other assets, net	31,080	490
Decrease in accrued interest payable and other liabilities, net	(23,813)	(2,004)

Net Cash Provided by (Used for) Operating Activities	161,136	(136,460)

Investing Activities:
Proceeds from maturities of available-for-sale securities	364,778	665,932
Proceeds from sales of available-for-sale securities	184,515	992,398
Purchases of available-for-sale securities	(507,544)	(1,504,650)
Net increase in interest-bearing deposits with banks	(81,735)	(143,503)
Net increase in loans	(131,153)	(251,507)
Purchases of premises and equipment, net	(2,148)	(3,766)

Net Cash Used for Investing Activities	(173,287)	(245,096)

Financing Activities:
(Decrease) increase in deposit accounts	(192,207)	249,221
Decrease in other borrowings, net	(29,358)	(86,276)
Decrease in Federal Home Loan Bank advances, net	(9,300)	—
Issuance of common stock, net of issuance costs	210,545	—
Excess tax benefits from stock-based compensation arrangements	570	68
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	1,593	553
Common stock repurchases	(98)	(12)
Dividends paid	(6,316)	(7,241)

Net Cash (Used for) Provided by Financing Activities	(24,571)	156,313

Net Decrease in Cash and Cash Equivalents	(36,722)	(225,243)
Cash and Cash Equivalents at Beginning of Period	158,616	445,904

Cash and Cash Equivalents at End of Period	$121,894	$220,661

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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). Operating results reported for the three-month period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) of the Company’s 2009 Form 10-K.
(2) Recent Accounting Developments
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01 (formerly FASB No. 168) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“The Codification”). The Accounting Standards Codification (“ASC”) reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification superseded all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s financial statements.
Accounting for Transfers of Financial Assets and Variable Interest Entities
In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” amending the Codification for the issuance of FASB No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” and ASU No. 2009-17, “Consolidation (Topic 810) — Improvements to Financial Reporting for Enterprises Involved with Variable Interest Entities,” amending the Codification to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance became effective for the Company on January 1, 2010.
ASU No. 2009-16 removed the concept of a qualifying special-purpose entity, changed the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. As a result of this amendment, the Company’s securitization transaction is accounted for as a secured borrowing rather than a sale and the Company’s securitization entity (FIFC Premium Funding, LLC) is no longer exempt from consolidation.

ASU No. 2009-17 requires an ongoing assessment of the Company’s involvement in the activities of Variable Interest Entities (“VIE’s”) and the Company’s rights or obligations to receive benefits or absorb losses that could be potentially significant in order to determine whether those VIE’s will be required to be consolidated in the Company’s financial statements. In accordance with this amendment, the Company concluded that it is the primary beneficiary of the Company’s securitization entity and began consolidating this entity on January 1, 2010. The impact of consolidating the Company’s securitization entity on January 1, 2010 resulted in a $587.1 million net increase in total assets, a $588.4 million net increase in total liabilities and a $1.3 million net decrease in stockholder’s equity (comprised of a $1.1 million decrease in retained earnings and a $200,000 decrease in accumulated other comprehensive income).
The assets of the consolidated securitization entity includes interest bearing deposits and premium finance receivables—commercial, which are restricted to settle the obligations of the securitization entity. Liabilities of the securitization entity include secured borrowings for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.
The Company’s statement of income beginning with the three months ended March 31, 2010 no longer reflects securitization income, but instead reports interest income, net charge-offs and certain other income associated with the securitized loan receivables in the same line items in the Company’s statement of income as non-securitized premium finance receivables-commercial. Additionally, the Company no longer records initial gains on new securitization activity since the transferred loans no longer receive sale accounting treatment. Also, there are no gains or losses recorded on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing.
The Company’s financial statements have not been retrospectively adjusted to reflect the adjustments to ASC 860. Therefore, current period results and balances may not be comparable to prior period amounts.
Subsequent Events
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which amends certain provisions of the current guidance, including the elimination of the requirement for disclosure of the date through which an evaluation of subsequent events was performed in issued and revised financial statements. This guidance was effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company’s financial statements. See Note 18 — Subsequent Events, for disclosures relating to subsequent events.
Disclosures about Fair Value of Financial Instruments
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 15 — Fair Value of Assets and Liabilities.
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

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than temporary impairments. The new guidance, which is now part of ASC 320 “Investments — Debt and Equity Securities” (“ASC 320”), amended the other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This new guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. The new guidance requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in other comprehensive income. The new guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company adopted the new guidance in the second quarter of 2009. See Note 5 — Available-for-sale Securities, for a further discussion on the adoption of the new guidance.
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
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now part of ASC 810, “Consolidation”, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance was effective for fiscal years beginning after December 15, 2008. The adoption of the new guidance did not have a material impact on the Company’s financial statements.
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
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combinations” (ASC 805), requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in a transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. The application of ASC 805 eliminates separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors will be incorporated directly into the fair value of the loans recorded at the acquisition date. The application of ASC 805 was effective for business combinations occurring after December 15, 2008. The Company applied ASC 805 to its July 28, 2009 acquisition of a portfolio of life insurance premium finance assets. See Note 3 — Business Combinations, for more information on ASC 805.

(3) Business Combinations
On July 28, 2009, FIFC, a wholly-owned subsidiary of the Company, purchased the majority of the U.S. life insurance premium finance assets of A.I. Credit Corp. and A.I. Credit Consumer Discount Company (“the sellers”), subsidiaries of American International Group, Inc. After giving effect to post-closing adjustments, an aggregate unpaid loan balance of $949.3 million was purchased for $685.3 million in cash. At closing, a portion of the portfolio, with an aggregate unpaid loan balance of $321.1 million, and a corresponding portion of the purchase price of $232.8 million were placed in escrow, pending the receipt of required third party consents. During the first quarter of 2010, based upon receipt of consents, the escrow was terminated and remaining funds released to the sellers and FIFC.
Also, as a part of the purchase, $84.4 million of additional life insurance premium finance assets were available for future purchase by FIFC subject to the satisfaction of certain conditions. On October 2, 2009, the conditions were satisfied in relation to the majority of the additional life insurance premium finance assets and FIFC purchased $83.4 million of the $84.4 million of life insurance premium finance assets available for an aggregate purchase price of $60.5 million in cash.
Both purchases were accounted for as a single business combination under the acquisition method of accounting as required by applicable accounting guidance. Accordingly, the impact related to this transaction is included in the Company’s financial statements only since the effective date of acquisition. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Under ASC 805 a gain is recorded equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed and consideration paid. As such, the Company recognized a $10.9 million bargain purchase gain in the first quarter of 2010, a $43.0 million bargain purchase gain in the fourth quarter of 2009 and a $113.1 million bargain purchase gain in the third quarter of 2009, relating to the loans acquired for which all contingencies were removed. As of March 31, 2010, the full amount of the bargain purchase gain has been recognized into income. This gain is shown as a component of non-interest income on the Company’s Consolidated Statement of Income.
The difference between the fair value of the loans acquired and the outstanding principal balance of these loans at the date of purchase represented a discount of $121.8 million and is comprised of two components, an accretable component totaling $80.5 million and a non-accretable component totaling $41.3 million. The accretable component is being recognized into interest income using the effective yield method over the estimated remaining life of the loans. The non-accretable portion will be evaluated each quarter and if the loans’ credit related conditions improve, a portion will be transferred to the accretable component and accreted over future periods. In the event a specific loan prepays in whole, any remaining accretable and non-accretable discount is recognized in income immediately. If credit related conditions deteriorate, an allowance related to these loans will be established as part of the provision for credit losses. See Note 4 — Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.
The following table summarizes the fair value of assets acquired and the resulting bargain purchase gain at the date of acquisition:

(Dollars in thousands)

Assets:
Loans	$910,873
Customer list intangible	1,800
Other assets	150

Total assets	912,823

Cash Paid	745,916

Total bargain purchase gain recognized	$166,907

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

(5)Available-for-sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	cost	gains	losses	value
U.S. Treasury	$121,026	$—	$(10,149)	$110,877
U.S. Government agencies	558,600	1,002	(1,464)	558,138
Municipal	59,775	1,714	(66)	61,423
Corporate notes and other:
Financial issuers (1)	40,366	1,287	(2,025)	39,628
Other	38,698	1,224	(118)	39,804
Mortgage-backed: (2)
Agency	194,010	11,683	—	205,693
Non-agency CMOs	97,445	7,436	—	104,881
Non-agency CMOs — Alt A	49,186	1,175	(502)	49,859
Federal Reserve and FHLB stock	74,002	—	—	74,002
Other equity securities	35,509	106	—	35,615

Total available-for-sale securities	$1,268,617	$25,627	$(14,324)	$1,279,920

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	cost	gains	losses	value
U.S. Treasury	$121,310	$—	$(10,494)	$110,816
U.S. Government agencies	579,249	550	(3,623)	576,176
Municipal	63,344	2,195	(203)	65,336
Corporate notes and other debt
Financial issuers (1)	42,241	1,518	(2,013)	41,746
Retained subordinated securities	47,448	254	—	47,702
Other	—	—	—	—
Mortgage-backed (2)
Agency	205,257	11,287	—	216,544
Non-agency CMOs	102,045	6,133	(194)	107,984
Non-agency CMOs — Alt A	51,306	1,025	(1,553)	50,778
Federal Reserve/FHLB stock	73,749	—	—	73,749
Other equity securities	37,969	15	—	37,984

Total available-for-sale securities	$1,323,918	$22,977	$(18,080)	$1,328,815

(1)	To the extent investments in trust-preferred securities are included, they are direct issues and do not include pooled trust-preferred securities.

(2)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following tables present the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010:

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses

U.S. Treasury	$—	—	110,877	(10,149)	110,877	(10,149)
U.S. Government agencies	171,073	(542)	51,732	(922)	222,805	(1,464)
Municipal	215	(1)	2,014	(65)	2,229	(66)
Corporate notes and other:
Financial issuers	18,253	(149)	4,063	(1,876)	22,316	(2,025)
Other	20,163	(118)	—	—	20,163	(118)
Mortgage-backed:
Non-agency CMOs — Alt A	32,133	(502)	—	—	32,133	(502)

Total	$241,837	(1,312)	168,686	(13,012)	410,523	(14,324)

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
The Company does not consider securities with unrealized losses at March 31, 2010 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily U.S. Treasury securities and corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of three trust-preferred securities with high investment grades. These obligations have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027 and 2031. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.
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

Three Months Ended
March 31, 2010
Balance at December 31, 2009	$(472)
Credit losses recognized	—
Reductions for securities sold during the period	—

Balance at end of period	$(472)

During the first quarter of 2009, the Company recorded $2.1 million of other than temporary impairment on certain corporate debt securities. The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities (in thousands):

	Three Months Ended March 31
	2010	2009

Realized gains	$507	112
Realized losses	(115)	(15)

Net realized gains	$392	97
Other than temporary impairment charges	—	2,135

(Losses) gains on available- for-sale securities, net	$392	(2,038)

Proceeds from sales of available-for-sale securities	$184,515	992,398

The amortized cost and fair value of securities as of March 31, 2010 and December 31, 2009, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties (in thousands):

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Due in one year or less	$149,128	149,202	111,380	111,860
Due in one to five years	251,153	251,750	221,294	222,152
Due in five to ten years	265,272	256,913	328,914	318,796
Due after ten years	152,912	152,005	192,004	188,968
Mortgage-backed	340,641	360,433	358,608	375,306
Federal Reserve/FHLB Stock	74,002	74,002	73,749	73,749
Other equity	35,509	35,615	37,969	37,984

Total available-for-sale securities	$1,268,617	1,279,920	1,323,918	1,328,815

At March 31, 2010 and December 31, 2009, securities having a carrying value of $853 million and $865 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At March 31, 2010, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of March 31, 2010, December 31, 2009 and March 31, 2009:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Balance:
Commercial and commercial real estate	$5,083,052	$5,039,906	$4,933,355
Home equity	924,993	930,482	920,412
Residential real estate	322,984	306,296	280,808
Premium finance receivables — commercial	1,317,822	730,144	1,287,261
Premium finance receivables — life insurance	1,233,573	1,197,893	130,895
Indirect consumer loans	83,136	98,134	154,257
Other loans	105,002	108,916	134,459

Total loans, net of unearned income	$9,070,562	$8,411,771	$7,841,447

Mix:
Commercial and commercial real estate	56%	60%	63%
Home equity	10	11	12
Residential real estate	4	4	4
Premium finance receivables — commercial	14	9	16
Premium finance receivables — life insurance	14	14	2
Indirect consumer loans	1	1	2
Other loans	1	1	1

Total loans, net of unearned income	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $37.1 million at March 31, 2010, $31.8 million at December 31, 2009 and $28.8 million at March 31, 2009. Certain life insurance premium finance receivables are also recorded net of credit discounts attributable to the life insurance premium finance loan acquisition in the third and fourth quarters of 2009. See “Acquired Loan Information at Acquisition”, below. The $587.7 million increase in commercial premium finance receivables at March 31, 2010 compared to December 31, 2009 is primarily due to the third quarter 2009 securitization transaction that is now accounted for as a secured borrowing.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $11.9 million at March 31, 2010, $10.7 million at December 31, 2009 and $9.6 million at March 31, 2009.
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
Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination
As part of our acquisition of a portfolio of life insurance premium finance loans in 2009, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. These loans had an unpaid principal balance of $1.0 billion and a carrying value of $896.3 million at acquisition. At March 31, 2010, the unpaid principal balance and carrying value of these loans were $959.0 million and $867.0 million, respectively.

The following table provides details on these loans at acquisition:

(Dollars in thousands)

Contractually required payments including interest	$1,032,714
Less: Nonaccretable difference	41,281

Cash flows expected to be collected (1)	991,433
Less: Accretable yield	80,560

Fair value of loans acquired with evidence of credit quality deterioration since origination	$910,873

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
The allowance for loan losses associated with this portfolio of loans was $607,000 at March 31, 2010 and $615,000 at December 31, 2009. This allowance represents deterioration to the portfolio subsequent to acquisition.
Accretable Yield Activity
The following table provides activity for the accretable yield of these loans:

Three
Months
Ended
March 31,
(Dollars in thousands)	2010

Accretable yield, balance at 12/31/09	$65,026
Accretable yield amortized to interest income	(9,134)
Reclassification from the non-accretable difference (1)	2,289
Reclassification to the non-accretable difference (2)	(144)

Accretable yield, balance at 3/31/10	$58,037

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.
(2)	Reclassification to the non-accretable difference represents a decrease to the estimated cash flows to be collected on the underlying portfolio.
(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Allowance for loan losses at beginning of period	$98,277	$69,767
Provision for credit losses	29,044	14,473
Other adjustments — allowance for loan losses related to consolidation of securitization entity	1,943	—
Reclassification to allowance for losses on lending-related commitments	(99)	—
Charge-offs	(27,992)	(10,386)
Recoveries	1,224	394

Allowance for loan losses at period end	$102,397	$74,248
Allowance for losses on lending-related commitments at period end	3,653	1,586

Allowance for credit losses at period end	$106,050	$75,834

A summary of non-accrual, impaired loans and loans past due greater than 90 days and still accruing interest are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Non-performing loans:
Loans past due greater than 90 days and still accruing interest	$14,830	$7,800	$16,482
Non-accrual loans	126,130	124,004	159,384

Total non-performing loans	$140,960	$131,804	$175,866

Impaired loans (included in Non-performing loans):
Impaired loans with an allowance for loan loss required (1)	$68,805	$58,222	$101,686
Impaired loans with no allowance for loan loss required	17,123	14,914	12,113

Total impaired loans (included in Non-performing loans)	$85,928	$73,136	$113,799

Allowance for loan losses related to impaired loans	$17,995	$17,567	$23,476

Restructured loans	$69,381	$32,432	$—

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.
The average recorded investment in impaired loans was $79.5 million and $101.7 million for the three months ended March 31, 2010 and 2009, respectively.
(8) Loan Securitization
During the third quarter of 2009, the Company entered into an off-balance sheet revolving period securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC (the “securitization entity”). Provided that certain coverage test criteria continue to be met, principal collections on loans in the securitization entity are used to subsequently acquire and transfer additional loans into the securitization entity during the stated revolving period. Additionally, upon the occurrence of certain events established in the representations and warranties, FIFC may be required to repurchase ineligible loans that were transferred to the entity. As of March 31, 2010, no loans have been repurchased. The Company’s primary continuing involvement includes servicing the loans, retaining an undivided interest (the “seller’s interest”) in the loans, and holding certain retained interests.
Instruments issued by the securitization entity included $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). Class B and Class C notes (“Subordinated securities”), which are recorded in the form of zero coupon bonds, were also issued and were retained by the Company.
Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company under ASC 810 and ASC 860. See Note 2 to the Consolidated Financial Statements for a discussion of changes to the accounting for transfers and servicing of financial assets and consolidation of variable interest entities, including the elimination of qualifying SPEs. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statement of Condition. The securitization entity’s receivables underlying third-party investors’ interests are recorded in loans, net of unearned income—restricted for securitization investors, an allowance for loan losses was established and the related debt issued is reported in secured borrowings—owed to securitization investors. Additionally, beginning on January 1, 2010, certain other of the Company’s retained interests in the transaction, principally consisting of subordinated securities, cash collateral, and overcollateralization of loans, now constitute intercompany positions, which are eliminated in the preparation of the Company’s Consolidated Statement of Condition.
Upon transfer of premium finance receivables — commercial to the securitization entity, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the securitization entity’s creditors. The securitization entity has ownership of interest-bearing deposit balances that also have restrictions, the amounts of which are reported in interest-bearing deposits with other banks—restricted for securitization investors. Investment of the interest-bearing deposit balances is limited to investments that are permitted under the governing documents of the transaction. With the exception of the seller’s interest in the transferred receivables, the Company’s interests in the securitization entity’s assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the securitization entity’s debt.

The carrying values and classification of the restricted assets and liabilities relating to the securitization activities are shown in the table below.

March 31,
(Dollars in thousands)	2010

Cash collateral accounts	$1,759
Collections and interest funding accounts	113,166

Interest-bearing deposits with banks — restricted for securitization investors	114,925
Loans, net of unearned income — restricted for securitization investors	567,109
Allowance for loan losses	(1,924)

Net loans — restricted for securitization investors	565,185
Other assets	1,819

Total assets	$681,929

Secured borrowings — owed to securitization investors	$600,000
Other liabilities	3,722

Total liabilities	$603,722

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables — commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. In such an event, the Company would be required to seek immediate sources of replacement funding. As of March 31, 2010, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.
The Company continues to service the loan receivables held by the securitization entity. FIFC receives a monthly servicing fee from the securitization entity based on a percentage of the monthly investor principal balance outstanding. Although the fee income to FIFC offsets the fee expense to the securitization entity and thus is eliminated in consolidation, failure to service the transferred loan receivables in accordance with contractual requirements could lead to a termination of the servicing rights and the loss of future servicing income.

(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2010	Acquired	Losses	2010
Community banking	$247,601	$—	$—	$247,601
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$278,025	$—	$—	$278,025

No adjustments were made to goodwill in the first three months of 2010. Pursuant to the acquisition of PMP in December 2008, Wintrust may be required to pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any contingent payments made pursuant to this transaction would be reflected as increases in the Community banking segment’s goodwill.
A summary of finite-lived intangible assets as of March 31, 2010, December 31, 2009 and March 31, 2009 and the expected amortization as of March 31, 2010 is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Customer list intangibles:
Gross carrying amount	$5,052	$5,052	$3,252
Accumulated amortization	(3,360)	(3,307)	(3,127)

Net carrying amount	1,692	1,745	125

Core deposit intangibles:
Core deposit intangibles
Gross carrying amount	27,918	27,918	27,918
Accumulated amortization	(16,632)	(16,039)	(14,122)

Net carrying amount	11,286	11,879	13,796

Total other intangible assets, net	$12,978	$13,624	$13,921

Estimated amortization

Actual in 3 months ended March 31, 2010	$645
Estimated remaining in 2010	1,920
Estimated — 2011	2,461
Estimated — 2012	2,436
Estimated — 2013	2,394
Estimated — 2014	2,074
The customer list intangibles recognized in connection with the purchase of U.S. life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list intangibles recognized in connection with the acquisitions of Lake Forest Capital Management in 2003 and Wayne Hummer Asset Management Company in 2002, were being amortized over seven-year periods on an accelerated basis and were fully amortized in the first quarter of 2010 and first quarter of 2009, respectively.
The core deposit intangibles recognized in connection with the Company’s bank acquisitions are being amortized over ten-year periods on an accelerated basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $645,000 and $687,000 for the three months ended March 31, 2010 and 2009, respectively.

(10) Depsits
The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Balance:
Non-interest bearing deposits	$871,830	$864,306	$745,194
NOW accounts	1,448,857	1,415,856	1,064,663
Wealth management deposits	690,919	971,113	833,291
Money market accounts	1,586,830	1,534,632	1,313,157
Savings accounts	558,770	561,916	406,376
Time certificates of deposit	4,567,664	4,569,251	4,263,296

Total deposits	$9,724,870	$9,917,074	$8,625,977

Mix:
Non-interest bearing deposits	9%	9%	9%
NOW accounts	15	14	12
Wealth management deposits	7	10	10
Money market accounts	16	15	15
Savings accounts	6	6	5
Time certificates of deposit	47	46	49

Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of Wayne Hummer Trust Company and brokerage customers from unaffiliated companies.
(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	421,775	430,987	435,981

Other borrowings:
Federal funds purchased	—	—	—
Securities sold under repurchase agreements	216,293	245,640	248,660
Other	1,786	1,797	1,828

Total other borrowings	218,079	247,437	250,488

Secured borrowings — owed to securitization investors	600,000	—	—
Subordinated notes	60,000	60,000	70,000

Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes	$1,300,854	$739,424	$757,469

At March 31, 2010, the Company had notes payable with a $1.0 million outstanding balance, with an interest rate of 4.50%, under a $51.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $50.0 million revolving note, maturing on October 30, 2010, and a $1.0 million note maturing on June 1, 2015. At March 31, 2010, there was no outstanding balance on the $50.0 million revolving note. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points.

Commencing August 2009, a commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.
The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2010, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions as well as unamortized prepayment fees recorded in connection with debt restructurings. In the first quarter of 2010, the Company restructured $38.0 million of existing FHLB advances in order to achieve lower advance interest rates.
At March 31, 2010 securities sold under repurchase agreements represent $66.3 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $150.0 million of short-term borrowings from brokers.
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables - commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The QSPE issued $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under TALF. The Notes are rated Aaa by Moody’s and AAA by Standard & Poor’s. The Company’s adoption of new accounting standards on January 1, 2010 resulted in the consolidation of the QSPE that was not previously recorded on the Company’s Consolidated Statement of Condition. See Note 2 — Recent Accounting Developments and Note 8 — Loan Securitization, for more information on the QSPE.
The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of March 31, 2010 were $15.0 million, $20.0 million and $25.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to LIBOR plus 130 basis points.
(12) Junior Subordinated Debentures
As of March 31, 2010, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2010. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

		Junior					Earliest
	Trust Preferred	Subordinated	Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	3/31/10	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	3.50%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	3.09%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	3.09%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	2.21%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	1.74%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,186	L+3.00	3.25%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,186	L+3.00	3.25%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,155	L+3.00	3.29%	05/2004	05/2034	05/2009

Total		$249,493		3.51%

The junior subordinated debentures totaled $249.5 million at March 31, 2010, December 31, 2009 and March 31, 2009.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At March 31, 2010, the weighted average contractual interest rate on the junior subordinated debentures was 3.51%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on March 31, 2010, was 7.02%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At March 31, 2010, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.
(13) Segment Information
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
The following is a summary of certain operating information for reportable segments (in thousands):

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2010	2009	Contribution	Contribution
Net interest income:
Community banking	$88,024	$61,870	$26,154	42%
Specialty finance	14,332	19,015	(4,683)	(25)
Wealth management	2,542	3,209	(667)	(21)
Parent and inter-segment eliminations	(9,033)	(19,312)	10,279	53

Total net interest income	$95,865	$64,782	$31,083	48%

Non-interest income:
Community banking	$15,196	$23,476	$(8,280)	(35)%
Specialty finance	11,476	804	10,672	N/M
Wealth management	10,688	8,004	2,684	34
Parent and inter-segment eliminations	5,247	4,143	1,104	27

Total non-interest income	$42,607	$36,427	$6,180	17%

Net Revenue (loss):
Community banking	$103,220	$85,346	$17,874	21%
Specialty finance	25,808	19,819	5,989	30
Wealth management	13,230	11,213	2,017	18
Parent and inter-segment eliminations	(3,786)	(15,169)	11,383	75

Total net revenue	$138,472	$101,209	$37,263	37%

Segment profit (loss):
Community banking	$6,023	$5,878	$145	2%
Specialty finance	9,040	8,205	835	10
Wealth management	1,057	1,119	(62)	(6)
Parent and inter-segment eliminations	(103)	(8,844)	8,741	99

Total segment profit (loss)	$16,017	$6,358	$9,659	152%

Segment assets:
Community banking	$11,988,492	$10,703,998	$1,284,494	12%
Specialty finance	2,706,975	1,493,495	1,213,480	81
Wealth management	61,917	52,867	9,050	17
Parent and inter-segment eliminations	(1,917,406)	(1,431,419)	(485,987)	(34)

Total segment assets	$12,839,978	$10,818,941	$2,021,037	19%

N/M = Not Meaningful

(14) Derivative Financial Instruments
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance			Balance
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives designated as hedging instruments under ASC 815:

Interest rate swaps designated as Cash Flow Hedges	Other assets	—	—	Other liabilities	$15,080	$14,701

Derivatives not designated as hedging instruments underASC 815:

Interest rate derivatives	Other assets	$8,769	$7,759	Other liabilities	$9,162	$8,076
Interest rate lock commitments	Other assets	$1,210	$32	Other liabilities	$77	$3,002
Forward commitments to sell mortgage loans	Other assets	$86	$4,860	Other liabilities	$1,336	$37

Total derivatives not designated as hedging instruments under ASC 815		$10,065	$12,651		$10,575	$11,115

Total derivatives		$10,065	$12,651		$25,655	$25,816

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2010, the Company had five interest rate swaps with an aggregate notional amount of $175.0 million that were designated as cash flow hedges of interest rate risk.
The table below provides details on each of these five interest rate swaps as of March 31, 2010 (dollars in thousands):

	March 31, 2010
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(1,335)	0.29%	5.25%	Cash Flow
September 2011	40,000	(2,670)	0.29%	5.25%	Cash Flow
October 2011	25,000	(982)	0.25%	3.39%	Cash Flow
September 2013	50,000	(5,598)	0.26%	5.30%	Cash Flow
September 2013	40,000	(4,495)	0.29%	5.30%	Cash Flow

Total	$175,000	$(15,080)

Since entering into these interest rate swaps, they have been used to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three months ended March 31, 2010 or March 31, 2009. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows (dollars in thousands) :

	Three Months Ended
	March 31,	March 31,
	2010	2009
Unrealized loss at beginning of period	$(15,487)	$(20,547)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	2,194	1,603
Amount of (loss) gain recognized in other comprehensive income	(2,461)	148

Unrealized loss at end of period	$(15,754)	$(18,796)

In September 2008, the Company terminated an interest rate swap with a notional amount of $25.0 million (maturing in October 2011) that was designated in a cash flow hedge and entered into a new interest rate swap with another counterparty to effectively replace the terminated swap. The interest rate swap was terminated by the Company in accordance with the default provisions in the swap agreement. The unrealized loss on the interest rate swap at the date of termination is being amortized out of other comprehensive income to interest expense over the remaining term of the terminated swap. At March 31, 2010 accumulated other comprehensive income (loss) includes $674,000 of unrealized loss ($414,000 net of tax) related to this terminated interest rate swap.
As of March 31, 2010, the Company estimates that during the next twelve months, $7.5 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
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
Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2010, the Company had approximately 94 derivative transactions (47 with customers and 47 with third parties) with an aggregate notional amount of approximately $375.5 million ($370.6 million of interest rate swaps and $4.9 million of interest rate options) related to this program. These interest rate derivatives had maturity dates ranging from August 2010 to March 2019.
Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2010 the Company had interest rate lock commitments with an aggregate notional amount of approximately $343 million and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $463 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2010, December 31, 2009 or March 31, 2009.
Amounts included in the consolidated statement of income related to derivative instruments not designated in hedge relationships were as follows (dollars in thousands):

		Three Months Ended
		March 31,	March 31,
Derivative	Location in income statement	2010	2009
Interest rate swaps and floors	Other income	$(76)	$724
Mortgage banking derivatives	Mortgage banking revenue	(2,144)	(708)
Covered call options	Other income	290	—
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well / adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2010, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $25.0 million. As of March 31, 2010 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $8.1 million of cash and $9.4 million of securities. If the Company had breached any of these provisions at March 31, 2010 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	March 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$110,877	$—	$110,877	$—
U.S. Government agencies	558,138	—	558,138	—
Municipal	61,423	—	46,289	15,134
Corporate notes and other	79,432	—	67,850	11,582
Mortgage-backed	360,433	—	205,964	154,469
Equity securities (1)	27,827	—	1,027	26,800
Trading account securities	39,938	211	1,832	37,895
Mortgage loans held-for-sale	149,897	—	149,897	—
Mortgage servicing rights	6,602	—	—	6,602
Nonqualified deferred compensation assets	2,828	—	2,828	—
Derivative assets	10,065	—	10,065	—

Total	$1,407,460	$211	$1,154,767	$252,482

Derivative liabilities	$25,655	$—	$25,655	$—

	March 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$120,287	$—	$120,287	$—
U.S. Government agencies	604,335	—	604,227	108
Municipal	67,093	—	49,996	17,097
Corporate notes and other	72,145	—	67,772	4,373
Mortgage-backed	437,261	—	261,786	175,475
Equity securities (1)	33,366	—	7,493	25,873
Trading account securities	13,815	204	1,393	12,218
Mortgage loans held-for-sale	207,107	—	207,107	—
Mortgage servicing rights	4,163	—	—	4,163
Nonqualified deferred compensation assets	2,131	—	2,131	—
Derivative assets	11,666	—	11,666	—
Retained interests from the sale of premium finance receivables	301	—	—	301

Total	$1,573,670	$204	$1,333,858	$239,608

Derivative liabilities	$29,963	$—	$29,963	$—

(1)	Excludes Federal Reserve and FHLB stock and the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of March 31, 2010 and 2009 for mortgage loans held-for-sale measured at fair value under ASC 825 was $145.8 million and $202.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $149.9 million and $207.1 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2010 and 2009.

The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during the three months ended March 31, 2010 are summarized as follows:

			Corporate
	U.S. Govt.		notes and	Mortgage-	Equity
(Dollars in thousands)	agencies	Municipal	other debt	backed	securities
Balance at December 31, 2009	$—	$17,152	$51,194	$158,449	$26,800
Total net gains (losses) included in:
Net income (1)	—	—	5	—	—
Other comprehensive income	—	—	1,027	(3,980)	—
Purchases, issuances, sales and settlements, net	—	(2,018)	(40,644)	—	—
Net transfers into/(out) of Level 3	—	—	—	—	—

Balance at March 31, 2010	$—	$15,134	$11,582	$154,469	$26,800

(1)	Income for Municipal and Corporate notes and other is recognized as a component of interest income on securities.
The changes in Level 3 for assets and liabilities not included in the preceding table measured at fair value on a recurring basis during the three months ended March 31, 2010 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	Interests
Balance at December 31, 2009	$31,924	$6,745	$43,541
Total net gains (losses) included in:
Net income (1)	5,971	(143)	—
Other comprehensive income	—	—	—
Purchases, issuances sales, and settlements, net	—	—	(43,541)
Net transfers into/(out) of Level 3	—	—	—

Balance at March 31, 2010	$37,895	$6,602	$—

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income. Income for retained interests is recorded as a component of gain on sales of premium finance receivables or miscellaneous income in non-interest income.
The changes in Level 3 for assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2009 are summarized as follows:

			Corporate
	U.S. Govt.		notes and	Mortgage-	Equity
(Dollars in thousands)	agencies	Municipal	other debt	backed	securities
Balance at December 31, 2008	$110	$9,373	$1,395	$4,010	$26,104
Total net gains (losses) included in:
Net income (1)	—	—	—	—	—
Other comprehensive income	—	—	—	(1,313)	—
Purchases, issuances, sales and settlements, net	(2)	7,724	2,978	172,778	37
Net transfers into/(out) of Level 3	—	—	—	—	(268)

Balance at March 31, 2009	$108	$17,097	$4,373	$175,475	$25,873

(1)	Income for Municipal and Corporate notes and other is recognized as a component of interest income on securities.

The changes in Level 3 for assets and liabilities not included in the preceding table measured at fair value on a recurring basis during the three months ended March 31, 2009 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	Interests
Balance at December 31, 2008	$3,075	$3,990	$1,229
Total net gains (losses) included in:
Net income (1)	8,675	173	—
Other comprehensive income	—	—	—
Purchases, issuances, sales and settlements, net	468	—	(928)
Net transfers into/(out) of Level 3	—	—	—

Balance at March 31, 2009	$12,218	$4,163	$301

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income. Income for retained interests is recorded as a component of gain on sales of premium finance receivables or miscellaneous income in non-interest income.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2010.

					Three Months
					Ended
					March 31,
					2010
					Fair Value
	March 31, 2010				Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized
Impaired loans	$85,928	$—	$—	$85,928	$13,382
Other real estate owned	89,009	—	—	89,009	7,530

Total	$174,937	$—	$—	$174,937	$20,912

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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statement of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	At March 31, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value

Financial Assets:
Cash and cash equivalents	$121,894	121,894	158,616	158,616
Interest bearing deposits with banks	1,222,323	1,222,323	1,025,663	1,025,663
Available-for-sale securities	1,279,920	1,279,920	1,328,815	1,328,815
Trading account securities	39,938	39,938	33,774	33,774
Brokerage customer receivables	20,978	20,978	20,871	20,871
Mortgage loans held-for-sale, at fair value	149,897	149,897	265,786	265,786
Loans held-for-sale, at lower of cost or market	6,152	6,602	9,929	10,033
Loans, net of unearned income	9,070,562	9,224,223	8,411,771	8,403,305
Mortgage servicing rights	6,602	6,602	6,745	6,745
Nonqualified deferred compensation assets	2,828	2,828	2,827	2,827
Retained interests from the sale/securitization of premium finance receivables	—	—	43,541	43,541
Derivative assets	10,065	10,065	12,651	12,651
Accrued interest receivable and other	132,179	132,179	129,774	129,774

Total financial assets	$12,063,338	12,217,067	11,450,763	11,442,401

Financial Liabilities:
Non-maturity deposits	$5,157,206	5,157,206	5,347,823	5,347,823
Deposits with stated maturities	4,567,664	4,614,575	4,569,251	4,616,658
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	421,775	441,189	430,987	446,663
Subordinated notes	60,000	60,000	60,000	60,000
Other borrowings	218,079	218,079	247,437	247,347
Secured borrowings — owed to securitization investors	600,000	600,000	—	—
Junior subordinated debentures	249,493	245,778	249,493	245,990
Derivative liabilities	25,655	25,655	25,816	25,816
Accrued interest payable	17,380	17,380	15,669	15,669

Total financial liabilities	$11,318,252	11,380,862	10,947,476	11,006,966

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
(16) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted share awards, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock, and in May 2009 the Company’s shareholders approved an additional 325,000 shares of common stock that may be offered under the 2007 Plan. All grants made after 2006 were made pursuant to the 2007 Plan, and as of March 31, 2010, 204,276 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
The Company typically awards stock-based compensation in the form of stock options and restricted share awards. Stock options typically provide the holder of the option to purchase shares of Wintrust’s common stock at the fair market value of the stock on the date the options are granted. Options generally vest ratably over a five-year period and expire at such time as the Compensation Committee determines at the time of grant. The 2007 Plan provides for a maximum term of seven years from the date of grant while the 1997 Plan provided for a maximum term of ten years. Restricted share awards entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted share awards generally vest over periods of one to five years from the date of grant. Holders of the restricted share awards are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Stock-based compensation cost is measured as the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The fair value of restricted share awards is determined based on the average of the high and low trading prices on the grant date. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected term of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

The following table presents the weighted average assumptions used to determine the fair value of options granted in the three months ending March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Expected dividend yield	0.5%	2.6%
Expected volatility	48.3%	41.5%
Risk-free rate	2.8%	2.0%
Expected option life (in years)	6.2	6.0
Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest. As a result, compensation expense recognized for stock options and restricted share awards was reduced for estimated forfeitures prior to vesting. Forfeiture rates are estimated for each type of award based on historical forfeiture experience. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.
Compensation cost charged to income for stock options was $577,000 and $891,000 in the first quarters of 2010 and 2009, respectively. Compensation cost charged to income for restricted share awards was $723,000 and $882,000 in the first quarters of 2010 and 2009, respectively.
A summary of stock option activity under the Plans for the three months ended March 31, 2010 and March 31, 2009 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2010	2,156,209	$37.61
Granted	48,865	34.40
Exercised	(78,124)	14.05
Forfeited or canceled	(85)	12.94

Outstanding at March 31, 2010	2,126,865	$38.41	3.9	$13,138

Exercisable at March 31, 2010	1,832,299	$38.56	3.6	$11,825

Outstanding at January 1, 2009	2,388,174	$35.61
Granted	14,000	13.77
Exercised	(46,591)	11.89
Forfeited or canceled	(2,747)	12.90

Outstanding at March 31, 2009	2,352,836	$35.97	4.3	$299

Exercisable at March 31, 2009	1,942,205	$34.03	3.9	$299

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2010 and 2009 was $16.34 and $4.44, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 and 2009, was $1.6 million and $176,000, respectively.

A summary of restricted share award activity under the Plans for the three months ended March 31, 2010 and March 31, 2009 is presented below:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	208,430	$43.24	262,997	$44.09
Granted	101,806	35.21	—	—
Vested and issued	(31,175)	51.94	(59,635)	41.39
Forfeited	—	—	(298)	37.15

Outstanding at March 31	279,061	$39.36	203,064	$45.00

Vested, but not issuable at March 31	85,000	$51.88	—	$—

In the third quarter of 2009, the Company began paying a portion of the base pay of certain executives in the Company’s stock. Shares issued under this arrangement are granted under the Plan. In the first quarter of 2010, 1,281 shares were granted under this arrangement at an average stock price of $34.15 per share. The number of shares granted as of each payroll date is based on the average of the high and low price of Wintrust’s common stock on such date.
As of March 31, 2010, there was $8.6 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises, vesting of restricted shares and issuance of base pay salary shares.
(17) Shareholders’ Equity and Earnings Per Share
Common Stock Offering
In March 2010, the Company issued through a public offering a total of 6,670,000 shares of its common stock at $33.25 per share , including 870,000 shares issued at $33.25 per share pursuant to an over-allotment option granted to the underwriters of the offering. Net proceeds to the Company totaled $210.5 million.
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
In relative terms, a summary of the above valuation is as follows:

			Relative
	Amount		Fair Value
Fair value of preferred stock	$181.8	million	93.0%
Fair value of warrants	$13.7	million	7.0%

Total fair value	$195.5	million	100.0%
Applying the relative value percentages of 93% for the preferred stock and 7% for the warrants to the total proceeds of $250 million, the resulting valuation of the preferred stock and warrants at the date of issuance is as follows:

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
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months
			Ended March 31,
(In thousands, except per share data)			2010	2009
Net income (loss)			$16,017	$6,358
Less: Preferred stock dividends and discount accretion			4,943	5,000

Net income applicable to common shares — Diluted	(A	)	11,074	1,358

Average common shares outstanding	(B	)	25,942	23,855
Effect of dilutive potential common shares			1,139	221

Weighted average common shares and effect of dilutive potential common shares	(C	)	27,081	24,076

Net income per common share:
Basic	(A/B	)	$0.43	$0.06

Diluted	(A/C	)	$0.41	$0.06

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
(18) Subsequent Events
On April 23, 2010, the Company announced that two of its wholly-owned subsidiary banks, Northbrook Bank & Trust Company (“Northbrook”) and Wheaton Bank & Trust Company (“Wheaton”), in two FDIC-assisted transactions, had acquired certain assets and liabilities and the banking operations of Lincoln Park Savings Bank (“Lincoln Park”) and Wheatland Bank (“Wheatland”), respectively. Lincoln Park operates four locations in Chicago, Illinois. Wheatland has one location in Naperville, Illinois.
Northbrook assumed the outstanding deposits of Lincoln Park for a premium of approximately 0.4% and acquired approximately $190 million of assets (subject to final adjustments) at a discount of approximately 10.7%. The acquired assets are subject to loss-sharing agreements with the FDIC, whereby Northbrook will share in losses and the FDIC will cover 80% of the losses of certain loans and foreclosed property at Lincoln Park.
Wheaton assumed the majority of the outstanding deposits of Wheatland for a premium of approximately 0.4% and acquired approximately $380 million of assets (subject to final adjustments) at a discount of approximately 16.0%. The acquired assets are subject to loss-sharing agreements with the FDIC, whereby Wheaton will share in losses and the FDIC will cover 80% of the losses of certain loans and foreclosed property at Wheatland.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of March 31, 2010, compared with December 31, 2009 and March 31, 2009, and the results of operations for the three month periods ended March 31, 2010 and 2009, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
The Current Economic Environment
Both the U.S. economy and the Company’s local markets continue to face challenging conditions in 2010. The credit crisis that began in 2008 continues, resulting in high unemployment and depressed home values throughout the Chicago metropolitan area and southeastern Wisconsin. In addition, the low liquidity in the debt markets and high volatility in the equity markets impacted the entire financial system, including the financial markets upon which the Company depends. The stress of the existing economic environment and the depressed real estate valuations in the Company’s markets continue to impact on our business in 2010. Defaults by borrowers and the decline in fair value of collateral resulted in the Company recording higher provisions for credit losses, higher net charge-offs, an increase in the Company’s allowance for loan losses and the restructuring of certain borrower loan agreements in the first quarter of 2010 as compared to the first quarter of 2009. In response to these conditions, Management continues to monitor carefully the impact on the Company of illiquidity in the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment. In particular:
•	The Company created a dedicated division in 2008, the Managed Assets Division, to focus on resolving problem asset situations. Comprised of experienced lenders, the Managed Assets Division takes control of managing the Company’s more significant problem assets and also conducts ongoing reviews and evaluations of all significant problem assets, including the formulation of action plans and updates on recent developments.

•	The Company’s provision for credit losses in the first quarter of 2010 totaled $29.0 million, an increase of $14.6 million when compared to the first quarter of 2009. Net charge-offs increased to $26.8 million in the first quarter of 2010 (of which $24.0 million related to commercial and commercial real estate loans), compared to only $10.0 million for the same period in 2009 (of which $7.7 million related to commercial and commercial real estate loans).

•	The Company increased its allowance for loan losses to $102.4 million at March 31, 2010, reflecting an increase of $28.1 million, or 38%, when compared to the same period in 2009. At March 31, 2010, approximately $50.3 million, or 49%, of the allowance for loan losses was associated with commercial real estate loans and another $28.4 million, or 28%, was associated with commercial loans.

•	During the first quarter of 2010, Wintrust had significant exposure to commercial real estate. At March 31, 2010, $3.3 billion, or 37%, of our loan portfolio was commercial real estate, with more than 90% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. The commercial real estate loan portfolio was comprised of $760.1 million related to land, residential and commercial construction, $489.1 million related to office buildings loans, $456.7 million related to retail loans, $455.2 million related to industrial use loans, $249.6 million related to multi-family loans and $922.3 million related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real state valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of March 31, 2010, the Company had approximately $83.6 million of non-performing commercial real estate loans representing approximately 3% of the total commercial real estate loan portfolio. $62.6 million, or 2%, of the total non-

performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•	Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $141.0 million (of which $83.6 million, or 59%, was related to commercial real estate) at March 31, 2010, a decrease of $34.9 million compared to March 31, 2009. Non-performing loans declined as a result of selling such loans to third parties, charging loans off or down to fair value, collections, and transfers to other real estate owned. These actions combined with the significant declines in real estate valuations increased net charge-offs and the aggregate other real estate owned balance and also resulted in the decline in level of non-performing loans.

•	The Company’s other real estate owned increased by $47.5 million, to $89.0 million during the first quarter of 2010, from $41.5 million at March 31, 2009. These changes were largely caused by the increase in properties acquired in foreclosure or received through a deed in lieu of foreclosure related to residential real estate development and commercial real estate loans. Specifically, the $89.0 million of other real estate owned as of March 31, 2010 was comprised of $34.4 million of residential real estate development property, $45.1 million of commercial real estate property and $9.5 million of residential real estate property.
During 2009, Management implemented a strategic effort to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. This strategic effort continued into the first quarter of 2010. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Management believes that the distressed macro-economic conditions would continue to exist in 2009 and 2010 and that the banking industry’s increase in non-performing loans would eventually lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, the Company attempted to liquidate as many non-performing loans and assets as possible during 2009 and the first quarter of 2010. The impact of those decisions and actions included a decline in non-performing loans in the first quarter of 2010 from the same period in the prior year, an increase in the provision for credit losses and net charge-offs in the first quarter of 2010 compared to the first quarter of 2009, an increase in the overall level of the allowance for loan losses and an increase in other real estate owned as the Company acquired properties for ultimate sale through foreclosure or deeds in lieu of foreclosure. Management believes these actions will serve the Company well in the future as they protect the Company from further valuation deterioration and permit Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment. The Company’s goal in 2009 was to finish the year in a position to take advantage of the opportunities that many times result from distressed credit markets — specifically, a dislocation of assets, banks and people in the overall market. The Company continues to take advantage of these opportunities in 2010.
In this regard, in March 2010, the Company issued through a public offering a total of 6,670,000 shares of its common stock at $33.25 per share , including 870,000 shares issued at $33.25 per share pursuant to an over-allotment option granted to the underwriters of the offering. Net proceeds to the Company totaled $210.5 million.
Further, the level of loans past due 30 days or more and still accruing interest totaled $158.6 million as of March 31 2010, increasing $50.0 million compared to the balance of $108.6 million as of December 31, 2009. Management is very cognizant of the volatility in and the fragile nature of the national and local economic conditions and that some borrowers can experience severe difficulties and default suddenly even if they have never previously been delinquent in loan payments. Accordingly, Management believes that the current economic conditions will continue to apply stress to the quality of the Company’s loan portfolio. Accordingly, Management plans to continue to direct significant attention toward the prompt identification, management and resolution of problem loans.
During the first quarter of 2010, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At March 31, 2010, approximately $69.4 million in loans had terms modified, with $65.3 million of these modified loans in accruing status. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship.
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

A positive result of the economic environment was that our mortgage banking operation benefited from the low interest rate environment during 2009. Beginning in late 2008 and continuing throughout 2009, demand for mortgage loans increased due to the fall in interest rates. The interest rate environment coupled with the acquisition of additional staff and infrastructure resulted in the higher levels of loan originations and loan sales in 2009. However, interest rates for residential mortgages are not as favorable for customers in the first quarter of 2010 as they were in 2009, which resulted in decreased demand for loan originations. The decrease in loan originations results in lower gains on sales of loans to the secondary market to be recorded by the Company. An increase in loss indemnification claims by purchasers of the Company’s loans also caused mortgage banking revenues to be lower in the first quarter of 2010. Mortgages originated and sold totaled $686.7 million in the first quarter of 2010 compared to $1.2 billion in the first quarter of 2009. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk and consequently sells most of such mortgages into the secondary market.
Prior to its participation in the U.S. Treasury’s Capital Purchase Program, the Company was well-capitalized and in 2009 and 2010, the Company’s capital ratios exceeded the minimum levels required for it to be considered well-capitalized. The Company’s participation in the CPP provided the Company with additional capital to expand its franchise through growth in loans and deposits.
In total, the Company increased its loan portfolio from $7.8 billion at March 31, 2009 to $9.1 billion at March 31, 2010. This increase was primarily as a result of the purchase of the life insurance premium finance portfolio which contributed to a $1.1 billion increase in that loan portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition — Interest Earning Assets” and Note 6 (“Loans”) of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2009, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including exceptional sources provided or facilitated by the federal government for the benefit of U.S. financial institutions. Among such sources is the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (the “TALF”). In September 2009 the Company securitized a portion of its property and casualty premium finance loan portfolio of $600 million, which was facilitated by the premium finance loans being eligible collateral under the TALF.
The Company also benefited from its maintenance of fifteen separate banking charters, which allow the Company to offer its MaxSafe® product. Through the MaxSafe® product, the Company offers its customers the ability to maintain a depository account at each of the Company’s banking charters and thus receive fifteen times the ordinary FDIC limit, with the Company attending to much of the administrative difficulties this would ordinarily require. While the FDIC insurance limit, formerly $100,000 per depositor at each banking charter, has been raised by the FDIC to $250,000 per depositor at each banking charter through calendar year 2013, the MaxSafe® product has allowed the Company to attract large amounts of high quality deposits as financial distress has affected a number of banking institutions. At March 31, 2010, the Company had over $1 billion in overnight liquid funds and interest-bearing deposits with banks. Redeploying a portion of liquid assets into higher yielding assets while continuing to maintain adequate liquidity remains a key priority for 2010.
Community Banking
As of March 31, 2010, our community banking franchise consisted of 15 community banks (the “banks”) with 78 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of establishing de novo banks.
Net interest income and margin. The primary source of our revenue is net interest income. Net interest income is the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on liabilities to fund those assets, including deposits and other borrowings. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest bearing deposits and borrowings.

Funding mix and related costs. Our most significant source of funding is core deposits, which are comprised of non-interest bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is our principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Our profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in place recently.
Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. Given the current economic conditions, these costs, specifically problem loan expenses, have been trending higher in recent quarters.
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
In determining the timing of the formation of de novo banks, the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. We began to slow the rate of growth of new locations in 2007 due to tightening net interest margins on new business which, in the opinion of management, did not provide enough net interest spread to be able to garner a sufficient return on our invested capital. Since the second quarter of 2008, we have not established a new banking location either through a de novo opening or through an acquisition (other than FDIC-assisted transactions), due to the financial system crisis and recessionary economy and our decision to utilize our capital to support our existing franchise rather than deploy our capital for expansion through new locations which tend to operate at a loss in the early months of operation. Thus, while expansion activity during the past three years has been at a level below earlier periods in our history, we expect to resume de novo bank openings, formation of additional branches and acquisitions of additional banks when favorable market conditions return or particular expansion opportunities become available. On April 23, 2010, the Company announced that two of its wholly-owned subsidiary banks, Northbrook Bank & Trust Company and Wheaton Bank & Trust Company, in two FDIC-assisted transactions, had respectively acquired certain assets and liabilities and the banking operations of Lincoln Park Savings Bank and Wheatland Bank.
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
Financing of Commercial Insurance Premiums
FIFC originated approximately $849.3 million in commercial insurance premium finance receivables in the first quarter of 2010. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management has established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statement of Condition.
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
Financing of Life Insurance Premiums
In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. FIFC originated approximately $71.3 million in life insurance premium finance receivables in the first quarter of 2010. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. In July 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for an aggregate purchase price of $685.3 million. Also, as part of the purchase, an aggregate of $84.4 million of additional life insurance premium finance assets were available for future purchase by FIFC subject to the satisfaction of certain conditions. On October 2, 2009, the conditions were satisfied in relation to the majority of the additional life insurance premium finance assets and FIFC purchased $83.4 million of the $84.4 million of life insurance premium finance assets available for an aggregate purchase price of $60.5 million in cash.
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
The primary influences on the profitability of the wealth management business can be associated with the level of commission received related to the trading performed by the brokerage customers for their accounts and the amount of assets under management for which asset management and trust units receive a management fee for advisory, administrative and custodial services. As such, revenues are influenced by a rise or fall in the debt and equity markets and the resultant increase or decrease in the value of our client accounts on which our fees are based. The commissions received by the brokerage unit are not as directly influenced by the directionality of the debt and equity markets but rather the desire of our customers to engage in trading based on their particular situations and outlooks of the market or particular stocks and bonds. Profitability in the brokerage business is impacted by commissions which fluctuate over time.
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
Due to the combination of our prior decisions in appropriately managing our risks, the capital support provided from the August 2008 private issuance of $50 million of convertible preferred stock and the March 2010 common stock issuance of $211 million, as well as the additional capital support from the CPP, we have been able to take advantage of opportunities when they have arisen and our banks continue to be active lenders within their communities. Without the additional funds from the CPP, our prudent management philosophy and strict underwriting standards likely would have required us to continue to restrain lending due to the need to preserve capital during these uncertain economic conditions.
For additional information on the terms of the preferred stock and the warrant, see Note 17 of the Consolidated Financial Statements.
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
Fair Market Valuation at Date of Purchase and Allowance for Loan Losses
ASC 805 requires acquired loans to be recorded at fair market value. The application of ASC 805 requires incorporation of credit related factors directly into the fair value of the loans recorded at the acquisition date, thereby eliminating separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet. Accordingly, the Company established a credit discount for each loan as part of the determination of the fair market value of such loan in accordance with those accounting principles at the date of acquisition. See Note 6 of the Financial Statements presented under Item 1 of this report for a detailed roll-forward of the aggregate credit discounts established and any activity associated with balances since the dates of acquisition. Any adverse changes in the deemed collectible nature of a loan would subsequently be provided through a charge to the income statement through a provision for credit losses and a corresponding establishment of an allowance for loan losses. The allowance for loan losses associated with this portfolio of loans was $607,000 at March 31, 2010. This allowance represents deterioration to the portfolio subsequent to acquisition.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2010, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	March 31, 2010	March 31, 2009	Change
Net income	$16,017	$6,358	152%
Net income per common share — Diluted	0.41	0.06	583

Net revenue (1)	138,472	101,209	37
Net interest income	95,865	64,782	48

Net interest margin (2)	3.38%	2.71%	67	bp
Net overhead ratio (3)	1.33	1.53	(20)
Efficiency ratio (2) (4)	60.59	74.10	(1,351)
Return on average assets	0.52	0.24	28
Return on average common equity	4.93	0.71	422

At end of period
Total assets	$12,839,978	$10,818,941	19%
Total loans, net of unearned income	9,070,562	7,841,447	16
Total loans, including loans held-for-sale	9,226,611	8,060,154	14
Total deposits	9,724,870	8,625,977	13
Junior subordinated debentures	249,493	249,502	—
Total shareholders’ equity	1,364,832	1,063,227	28

Book value per common share	34.76	32.64	6
Market price per common share	37.21	12.30	203

Allowance for credit losses to total loans (5)	1.17%	0.97%	20	bp
Total credit reserves to total loans (6)	1.54%	0.97%	57
Non-performing loans to total loans	1.55	2.24	(69)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	The sum of allowance for credit losses and credit discounts on purchased life insurance premium finance loans divided by total loans outstanding plus the credit discounts on purchased life insurance premium finance loans.
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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
(A) Interest income (GAAP)	$142,496	$122,079
Taxable-equivalent adjustment:
— Loans	80	158
— Liquidity management assets	361	451
— Other earning assets	5	11

Interest income — FTE	$142,942	$122,699
(B) Interest expense (GAAP)	46,631	57,297

Net interest income — FTE	$96,311	$65,402

(C) Net interest income (GAAP) (A minus B)	$95,865	$64,782

(D) Net interest margin (GAAP)	3.36%	2.68%
Net interest margin — FTE	3.38%	2.71%
(E) Efficiency ratio (GAAP)	60.79%	74.54%
Efficiency ratio — FTE	60.59%	74.10%
Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 39 of the Company’s 2009 Form 10-K.

Net Income
Net income for the quarter ended March 31, 2010 totaled $16.0 million, an increase of $9.7 million, or 152%, compared to the first quarter of 2009, and a decrease of approximately $12.2 million, or 43%, compared to the fourth quarter of 2009. On a per share basis, net income for the first quarter of 2010 totaled $0.41 per diluted common share, an increase of $0.35 per share as compared to the 2009 first quarter total of $0.06 per diluted common share. Compared to the fourth quarter of 2009, net income per diluted share in the first quarter of 2010 decreased $0.49, or 54%.
The most significant factors affecting net income for the first quarter of 2010 as compared to the same period in the prior year include an increase in net interest income and a gain on bargain purchase as a result of the acquisition of the life insurance premium finance portfolio offset by an increase in the provision for credit losses and lower mortgage banking revenues. Additionally, as a result of the Company’s issuance of 6.67 million common shares for net proceeds of $210.5 million and favorable market pricing in the Company’s shares in the first quarter of 2010, average common shares and dilutive common shares increased by approximately three million shares, or 12%, compared to the same period in 2009. The return on average equity for the first quarter of 2010 was 4.93%, compared to 0.71% for the prior year first quarter and 10.97% for the fourth quarter of 2009.

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
The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2010 as compared to the first quarter of 2009:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			March 31, 2009
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,384,122	$13,155	2.24%	$1,839,161	$15,499	3.42%
Other earning assets (2) (3) (7)	26,269	164	2.53	22,128	155	2.85
Loans, net of unearned income (2) (4) (7)	9,150,078	129,623	5.75	7,924,849	107,045	5.48

Total earning assets (7)	$11,560,469	$142,942	5.01%	$9,786,138	$122,699	5.08%

Allowance for loan losses	(107,257)			(72,044)
Cash and due from banks	113,514			107,550
Other assets	1,024,091			903,322

Total assets	$12,590,817			$10,724,966

Interest-bearing deposits	$8,818,012	$33,212	1.53%	$7,747,879	$45,953	2.41%
Federal Home Loan Bank advances	429,195	4,346	4.11	435,982	4,453	4.14
Notes payable and other borrowings	225,919	1,462	2.63	301,894	1,870	2.51
Secured borrowings — owed to securitization investors	600,000	2,995	2.02	—	—	—
Subordinated notes	60,000	241	1.60	70,000	580	3.31
Junior subordinated debentures	249,493	4,375	7.01	249,506	4,441	7.12

Total interest-bearing liabilities	$10,382,619	$46,631	1.82%	$8,805,261	$57,297	2.64%

Non-interest bearing deposits	858,875			733,911
Other liabilities	153,132			124,140
Equity	1,196,191			1,061,654

Total liabilities and shareholders’ equity	$12,590,817			$10,724,966

Interest rate spread (5) (7)			3.19%			2.44%
Net free funds/contribution (6)	$1,177,850		0.19	$980,877		0.27

Net interest income/Net interest margin (7)		$96,311	3.38%		$65,402	2.71%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2010 and 2009 were $446,000 and $620,000 respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Quarter Ended March 31, 2010 compared to the Quarter Ended March 31, 2009
Tax-equivalent net interest income for the quarter ended March 31, 2010 totaled $96.3 million, an increase of $30.9 million, or 47%, as compared to the $65.4 million recorded in the same quarter of 2009. For the first quarter of 2010, the net interest margin was 3.38%, up 67 basis points when compared to the net interest margin of 2.71% in the same quarter of 2009.
The higher level of net interest income recorded in the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to the impact of the acquisition of the life insurance premium finance assets in the second half of 2009 and lower retail deposit costs. Approximately $1.1 billion of the increase in average total loans is attributable to life insurance premium finance loans including those purchased in the transaction or originated by the Company.
In the first quarter of 2010, the yield on earning assets decreased seven basis points and the rate on interest-bearing liabilities decreased 82 basis points compared to the first quarter of 2009. Retail deposit re-pricing opportunities over the past 12 months, due to a sustained low interest rate environment and more stable financial markets, contributed to the majority of this decreased cost. The rate paid on interest-bearing deposits decreased 88 basis points when compared to the first quarter of 2009.

The following table presents a summary of the Company’s net interest income and related net interest margins, calculated on a fully taxable equivalent basis, for the first quarter of 2010 as compared to the fourth quarter of 2009 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			December 31, 2009
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,384,122	$13,155	2.24%	$2,569,584	$14,932	2.31%
Other earning assets (2) (3) (7)	26,269	164	2.53	26,167	171	2.59
Loans, net of unearned income (2) (4) (7)	9,150,078	129,623	5.75	8,604,006	122,240	5.64

Total earning assets (7)	$11,560,469	$142,942	5.01%	$11,199,757	$137,343	4.87%

Allowance for loan losses	(107,257)			(97,269)
Cash and due from banks	113,514			124,219
Other assets	1,024,091			962,389

Total assets	$12,590,817			$12,189,096

Interest-bearing deposits	$8,818,012	$33,212	1.53%	$9,016,863	$38,998	1.72%
Federal Home Loan Bank advances	429,195	4,346	4.11	432,028	4,510	4.14
Notes payable and other borrowings	225,919	1,462	2.63	234,754	1,663	2.81
Secured borrowings — owed to securitization investors	600,000	2,995	2.02	—	—	—
Subordinated notes	60,000	241	1.60	63,261	286	1.77
Junior subordinated debentures	249,493	4,375	7.01	249,493	4,438	6.96

Total interest-bearing liabilities	$10,382,619	$46,631	1.82%	$9,996,399	$49,895	1.98%

Non-interest bearing deposits	858,875			886,988
Other liabilities	153,132			179,115
Equity	1,196,191			1,126,594

Total liabilities and shareholders’ equity	$12,590,817			$12,189,096

Interest rate spread (5) (7)			3.19%			2.89%
Net free funds/contribution (6)	$1,177,850		0.19	$1,203,358		0.21

Net interest income/Net interest margin (7)		$96,311	3.38%		$87,448	3.10%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2010 was $446,000 and for the three months ended December 31, 2009 was $513,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Quarter Ended March 31, 2010 compared to the Quarter Ended December 31, 2009
Tax-equivalent net interest income for the quarter ended March 31, 2010 totaled $96.3 million, an increase of $8.9 million, or 10%, as compared to the $87.4 million recorded in the fourth quarter of 2009. For the first quarter of 2010, the net interest margin was 3.38%, up 28 basis points when compared to the 3.10% recorded in the fourth quarter of 2009.
Approximately $6.6 million of the $8.9 million increase in net interest income recorded in the first quarter of 2010 compared to the fourth quarter of 2009 was attributable to the impact of the loan securitization being reflected on the Company’s balance sheet beginning January 1, 2010. The remaining $2.3 million of the increase in net interest income can be primarily attributed to lower retail deposit costs.
In the first quarter of 2010, the yield on loans increased 11 basis points (five basis points excluding the impact of the loan securitization) and the rate on interest-bearing deposits decreased 19 basis points compared to the fourth quarter of 2009. Management believes opportunities continue for increasing credit spreads in commercial and commercial real estate loan portfolios and for lower rates from the re-pricing of maturing retail certificates of deposits, both of which should contribute to net interest margin expansion during the remainder of 2010. Additionally, opportunities exist for further net interest margin expansion if the Company can re-deploy low yielding liquidity management assets into higher yielding outstanding loan balances.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended March 31, 2010 and March 31, 2009, and the three-month periods ended March 31, 2010 and December 31, 2009. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter	First Quarter
	of 2010	of 2010
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2009	of 2009
Tax-equivalent net interest income for comparative period	$65,402	$87,448
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	10,647	2,168
Change due to interest rate fluctuations (rate)	20,262	8,638
Change due to number of days in each period	—	(1,943)

Tax-equivalent net interest income for the period ended March 31, 2010	$96,311	$96,311

Non-interest Income
For the first quarter of 2010, non-interest income totaled $42.6 million, an increase of $6.2 million, or 17%, compared to the first quarter of 2009. The increase was primarily attributable to the bargain purchase gain related to the life insurance premium finance loan acquisition and higher wealth management revenues, partially offset by a decrease in mortgage banking revenue and trading income.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2010	2009	Change	Change
Brokerage	$5,554	$3,819	1,735	45
Trust and asset management	3,113	2,107	1,006	48

Total wealth management	8,667	5,926	2,741	46

Mortgage banking	9,727	16,232	(6,505)	(40)
Service charges on deposit accounts	3,332	2,970	362	12
Gain on sales of premium finance receivables	—	322	(322)	(100)
Gains (losses) on available-for-sale securities, net	392	(2,038)	2,430	(119)
Gain on bargain purchase	10,894	—	10,894	NM
Trading income	5,973	8,744	(2,771)	(32)
Other:
Fees from covered call options	289	1,998	(1,709)	(86)
Bank Owned Life Insurance	623	286	337	118
Administrative services	582	482	100	21
Miscellaneous	2,128	1,505	623	41

Total other	3,622	4,271	(649)	(15)

Total non-interest income	$42,607	$36,427	6,180	17

Wealth management revenue is comprised of the trust and asset management revenue of Wayne Hummer Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at Wayne Hummer Investments and Wayne Hummer Asset Management Company. Wealth management revenue totaled $8.7 million in the first quarter of 2010 and $5.9 million in the first quarter of 2009. Increased asset valuations due to equity market improvements have helped revenue growth from trust and asset management activities. Additionally, the improvement in the equity markets overall have lead to the increase of the brokerage component of wealth management revenue as customer trading activity has increased.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended March 31, 2010, this revenue source totaled $9.7 million, a decrease of $6.5 million when compared to the first quarter of 2009. Mortgages originated and sold totaled $687 million in the first quarter of 2010 compared to $953 million in the fourth quarter of 2009 and $1.2 billion in the first quarter of 2009. The decrease in mortgage banking revenue resulted primarily from a decrease in loan originations and an increase in loss indemnification claims by purchasers of the Company’s loans. Quickly falling mortgage interest rates at the end of 2008 spurred refinancing activity during the first half of 2009. Interest rates for residential mortgage loans are not as favorable for customers in the first quarter of 2010 as they were in 2009 resulting in decreased demand for loan originations. The decrease in loan originations directly causes lower gains on sales of loans to the secondary market to be recorded by the Company. In addition, the Company enters into residential mortgage loan sale agreements with investors in the normal course of business. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. The increase in the velocity of loss indemnification has negatively impacted mortgage banking revenue as additional recourse expense was recorded over the past two quarters. This liability on loans expected to be repurchased from loans sold to investors is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions.

A summary of the mortgage banking revenue components is shown below:
Mortgage banking revenue

	For the Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

Mortgage loans originated and sold	$686,679	$952,624	$1,245,129

Mortgage loans serviced	$750,413	$738,372	$608,592
Fair value of mortgage servicing rights (MSRs)	$6,602	$6,745	$4,163
MSRs as a percentage of loans serviced	0.88%	0.91%	0.68%

Gain on sales of loans	$13,478	$18,067	$19,403
Derivative/Fair value, net	239	101	(710)
Mortgage servicing rights	(538)	26	(1,659)
Recourse obligation on loans sold	(3,452)	(1,699)	(802)

Total mortgage banking revenue	$9,727	$16,495	$16,232

Gain on sales of loans as a percentage of loans sold	1.96%	1.89%	1.56%
All mortgage loan servicing by the Company is performed by four of its subsidiary banks. All loans originated and sold into the secondary market by its mortgage subsidiary, Wintrust Mortgage Company, have been sold with mortgage servicing rights released (sold to the investors). Mortgage servicing rights are carried on the balance sheet at fair value.
Service charges on deposit accounts totaled $3.3 million for the first quarter of 2010, an increase of $362,000, or 12%, when compared to the same quarter of 2009. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
As a result of the new accounting requirements beginning January 1, 2010, loans transferred into the securitization facility are accounted for as collateral for a secured borrowing rather than a sale. Therefore, the Company no longer recognizes gains on sales of premium finance receivables for loans transferred into the securitization. During the fourth quarter of 2009, as a result of pay-downs of loans in the revolving securitization facility, the Company transferred $357 million of premium finance receivables — commercial to the securitization facility and recognized $4.4 million of gains. Gains recognized in the first quarter of 2009 relate to the clean up calls on previous sales of premium finance receivables — commercial to unrelated third parties.
The Company recognized a $392,000 net gain on available-for-sale securities in the first quarter of 2010 compared to a net loss of $2.0 million in the prior year quarter. Net gains (losses) on available-for-sale securities include other-than-temporary (“OTTI”) charges recognized in income. For the quarter ended March 31, 2009, the Company recognized $2.1 million, of OTTI charges on certain corporate debt investment securities. See Note 5 of the Financial Statements presented under Item 1 of this report for details of OTTI charges.
The gain on bargain purchase of $10.9 million recognized in the first quarter of 2010 related to the 2009 acquisition of the life insurance premium finance receivable portfolio. In the first quarter of 2010, third party consents were received and all remaining funds held in escrow were released, resulting in the recognition of the remaining deferred bargain purchase gain. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of the transaction and gain calculation.
Trading income of $6.0 million was recognized by the Company in the first quarter of 2010 compared to income of $8.7 million in the first quarter of 2009. Lower trading income in 2010 resulted primarily from a smaller increase in market value of certain collateralized mortgage obligations held in trading in the first quarter of 2010 as compared to the same period in the prior year. The Company purchased these securities at a significant discount in the first quarter of 2009. These securities have increased in value since their purchase due to market spreads tightening, increased mortgage prepayments due to the favorable mortgage rate environment and lower than projected default rates.
Other non-interest income for the first quarter of 2010 totaled $3.6 million, compared to $4.3 million in the first quarter of 2009. Fees from certain covered call option transactions decreased by $1.7 million in the first quarter of 2010 as compared to the same period in the prior year. Historically, compression in the net interest margin was effectively offset, as has consistently been the case, by the Company’s covered call strategy. In the first quarter of 2010 management chose to engage in limited covered call option activity resulting in revenue of $289,000.

Non-interest Expense
Non-interest expense for the first quarter of 2010 totaled $84.0 million and increased approximately $7.0 million, or 9%, from the first quarter 2009 total of $77.0 million. The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2010	2009	Change	Change
Salaries and employee benefits	$49,072	$44,820	4,252	9
Equipment	3,896	3,938	(42)	(1)
Occupancy, net	6,230	6,190	40	1
Data processing	3,407	3,136	271	9
Advertising and marketing	1,314	1,095	219	20
Professional fees	3,107	2,883	224	8
Amortization of other intangible assets	645	687	(42)	(6)
FDIC insurance	3,809	3,013	796	26
OREO expenses, net	1,337	2,356	(1,019)	(43)
Other:
Commissions — 3rd party brokers	962	704	258	37
Postage	1,110	1,180	(70)	(6)
Stationery and supplies	732	768	(36)	(5)
Miscellaneous	8,317	6,192	2,125	34

Total other	11,121	8,844	2,277	26

Total non-interest expense	$83,938	$76,962	6,976	9

Salaries and employee benefits comprised 58% of total non-interest expense in the first quarter of 2010 and 2009. Salaries and employee benefits expense increased $4.3 million, or 9%, in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of the growth in the commercial lending staff throughout the Company, the salaries and benefits related to the staff associated with the life insurance premium finance portfolio acquired in the third quarter of 2009 and increases in base compensation, partially offset by lower commission and incentive compensation expenses related to mortgage banking activities as a result of lower mortgage loan origination volumes.
Equipment expense, which includes furniture, equipment and computer software depreciation and repairs and maintenance costs, totaled $3.9 million for the first quarter of 2010 representing a 1% decrease compared to the same period of 2009.
Occupancy expense for the first quarter of 2010 was $6.2 million, an increase of $40,000, or 1%, compared to the same period of 2009. Occupancy expense includes depreciation on premises, real estate taxes, utilities, and maintenance of premises, as well as net rent expense for leased premises.
Data processing expenses totaled $3.4 million in the first quarter of 2010, representing an increase of $271,000, or 9%, compared to the first quarter of 2009. The increase is primarily due to the overall growth of loan and deposit accounts.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the first quarter of 2010 were $3.1 million, an increase of $224,000, or 8%, compared to the same period in 2009. These increases are primarily a result of increased legal costs related to non-performing assets.
FDIC insurance totaled $3.8 million in the first quarter of 2010, an increase of $796,000 compared to $3.0 million in the first quarter of 2009. The increase in FDIC insurance rates is the result of growth in the assessable deposit base. Additionally, on December 30, 2009, FDIC insured institutions were required to prepay 13 quarters of estimated deposit insurance premiums. Therefore, the Company prepaid approximately $59.8 million of estimated deposit insurance premiums and recorded this amount as an asset on its Consolidated Statement of Condition. This prepayment is being expensed over the three year assessment period.
OREO expenses include all costs related with obtaining, maintaining and selling of other real estate owned properties. This expense totaled $1.3 million in the first quarter of 2010, a decrease of $1.0 million compared to $2.4 million in the first quarter of 2009. The decrease in OREO expenses primarily relate to lower valuation adjustments and losses on the sale of properties in the first quarter of 2010 as compared to the prior year. In the first quarter of 2010, $445,000 of net losses on sales and valuation adjustments were recognized as compared to $2.0 million of net losses on sales and valuation adjustments in the first quarter of 2009.
Miscellaneous expense includes expenses such as ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred. Miscellaneous expenses in the first quarter of 2010 increased $2.1 million, or 34%, compared to the same period in the prior year. The increase in the first quarter of 2010 compared to the same period in the prior year is primarily attributable to a higher level of problem loan expenses and the general growth in the Company’s business.
Income Taxes
The Company recorded income tax expense of $9.5 million for the three months ended March 31, 2010, compared to $3.4 million for same period of 2009. The effective tax rates were 37.2% and 34.9% for the first three months of 2010 and 2009, respectively. The higher effective tax rate in the first quarter of 2010 is primarily a result of a higher level of pretax net income in the period relative to tax-advantaged income as compared to the first quarter of 2009.
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
Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “wealth management deposits” discussion in the Deposits section of this report for more information on these deposits.)
The community banking segment’s net interest income for the quarter ended March 31, 2010 totaled $88.0 million as compared to $61.8 million for the same period in 2009, an increase of $26.2 million, or 42%. This increase was primarily attributable to the acquisition of the life insurance premium finance portfolio and lower costs of interest-bearing deposits. The community banking segment’s non-interest income totaled $15.2 million in the first quarter of 2010, a decrease of $8.3 million, or 35%, when compared to the first quarter of 2009 total of $23.5 million. This decrease is primarily attributable to lower mortgage banking revenue in the first quarter of 2010. The community banking segment’s net income for the quarter ended March 31, 2010 totaled $6.0 million, an increase of $145,000, as compared to the first quarter of 2009 net income of $5.8 million. The increase is primarily due to lower valuation adjustments and losses on the sale of OREO.
Net interest income for the specialty finance segment totaled $14.3 million for the quarter ended March 31, 2010, compared to $19.0 million for the same period in 2009, a decrease of $4.7 million or 25%.
This decrease in net interest income is primarily attributable to interest expense in the first quarter of 2010 on $600 million of secured borrowings issued by the Company’s securitization entity. Beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statement of Condition. Prior to 2010, these borrowings were recorded off-balance sheet in a qualified special purpose entity. See the Other Funding Sources section of this report for more information on these secured borrowings. The specialty finance segment’s non-interest income totaled $11.5 million for the quarter ended March 31, 2010, compared to $804,000 for the same period in 2009, an increase of $10.7 million. The increase in non-interest income is a result of the bargain purchase gain from the acquisition of the life insurance premium finance receivable portfolio. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of the bargain purchase. Net after-tax profit of the specialty finance segment totaled $9.0 million and $8.2 million for the quarters ended March 31, 2010 and 2009 respectively.
The wealth management segment reported net interest income of $2.5 million for the first quarter of 2010 compared to $3.2 million in the same quarter of 2009. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.4 million ($1.5 million after tax) in the first quarter of 2010 compared to $3.1 million ($1.9 million after tax) in the first quarter of 2009. This segment recorded non-interest income of $10.7 million for the first quarter of 2010 compared to $8.0 million for the first quarter of 2009. Increased asset valuations due to equity market improvements have helped revenue growth from trust and asset management activities. Additionally, the improvement in the equity markets overall have lead to the increase of the brokerage component of wealth management revenue as customer trading activity has increased. The wealth management segment’s net income totaled $1.1 million for the first quarters of 2010 and 2009.

FINANCIAL CONDITION
Total assets were $12.8 billion at March 31, 2010, representing an increase of $2.0 billion, or 19%, when compared to March 31, 2009 and approximately $624.4 million, or 21% on an annualized basis, when compared to December 31, 2009. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $11.3 billion at March 31, 2010, $9.6 billion at March 31, 2009 and $10.9 billion at December 31, 2009. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2010		December 31, 2009		March 31, 2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$5,014,976	43%	$5,071,643	45%	$4,826,474	49%
Home equity	928,990	8	928,542	8	909,948	9
Residential real estate (1)	503,804	4	544,406	5	451,127	5
Premium finance receivables	2,499,896	22	1,838,483	17	1,410,727	14
Indirect consumer loans	90,772	1	106,569	1	165,143	2
Other loans	111,640	1	114,363	1	161,430	2

Total loans, net of unearned income (2)	$9,150,078	79%	$8,604,006	77%	$7,924,849	81%
Liquidity management assets (3)	2,384,122	21	2,569,584	23	1,839,161	19
Other earning assets (4)	26,269	—	26,167	—	22,128	—

Total average earning assets	$11,560,469	100%	$11,199,757	100%	$9,786,138	100%

Total average assets	$12,590,817		$12,189,096		$10,724,966

Total average earning assets to total average assets		92%		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes non-accrual loans

(3)	Includes available-for-sale securities, interest earning deposits with banks and federal funds sold and securities purchased under resale agreements

(4)	Includes brokerage customer receivables and trading account securities
Total average earning assets for the first quarter of 2010 increased $1.8 billion, or 18%, to $11.6 billion, compared to the first quarter of 2009, and increased $360.7 million, or 13% on an annualized basis, compared to the fourth quarter of 2009. The ratio of total average earning assets as a percent of total average assets was 92% at March 31, 2010 and December 31, 2009, up slightly from 91% in the first quarter of 2009.
Total average loans during the first quarter of 2010 increased $1.2 billion, or 15%, over the previous year first quarter. Approximately $1.1 billion of this increase relates to the premium finance receivables portfolio. This increase primarily relates to the purchase of a portfolio of domestic life insurance premium finance loans in the third and fourth quarters of 2009 with an aggregate fair value of $910.9 million. The $661.4 million increase in average premium finance receivables from the fourth quarter of 2009 to the first quarter of 2010 is primarily due to the third quarter 2009 securitization transaction that is now accounted for as a secured borrowing. During the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such commercial premium finance receivables in a securitization transaction sponsored by FIFC. Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company under ASC 810 and ASC 860. See Note 2 to the financial statements of Item 1 of this report for a discussion of changes to the accounting for transfers and servicing of financial assets, including the elimination of qualifying SPEs. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statement of Condition.
Under the terms of the securitization, FIFC has the right, but not the obligation, to securitize additional receivables in the future and is responsible for the servicing, administration and collection of securitized receivables and related security in accordance with FIFC’s credit and collection policy. FIFC’s obligations under the securitization are subject to customary covenants, including the obligation to file and amend financing statements; the obligation to pay costs and expenses; the obligation to indemnify other parties for its breach or failure to perform; the obligation to defend the right, title and interest of the transferee of the conveyed receivables against third party claims; the obligation to repurchase the securitized receivables if certain representations fail to be true and correct and the receivables are materially and adversely affected thereby; the obligation to maintain its corporate existence and licenses to operate; and the obligation to qualify the securitized notes under the securities laws. In the event of a default by FIFC under certain of these obligations, the ability to add loans to securitization facility could terminate.
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

Deposits
Total deposits at March 31, 2010, were $9.7 billion and increased $1.1 billion, or 13%, compared to total deposits at March 31, 2009. See Note 10 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of deposits as of March 31, 2010:

						Weighted-
	Non-					Average
	Interest	Savings				Rate of
	Bearing	And		Time		Maturing Time
	And	Money	Wealth	Certificates	Total	Certificates
(Dollars in thousands)	NOW (1)	Market (1)	Mgt (1) (2)	of Deposit	Deposits	of Deposit
1 - 3 months	$2,320,687	$2,145,600	$596,919	$1,148,766	$6,211,972	2.04%
4 - 6 months	—	—	—	760,235	760,235	2.04
7 - 9 months	—	—	94,000	707,475	801,475	2.00
10 - 12 months	—	—	—	568,085	568,085	1.98
13 - 18 months	—	—	—	567,267	567,267	2.55
19 - 24 months	—	—	—	245,221	245,221	2.55
24+ months	—	—	—	570,615	570,615	2.80

Total	$2,320,687	$2,145,600	$690,919	$4,567,664	$9,724,870	2.22%

(1)	Balances of non-contractual maturity deposits are shown as maturing in the earliest time frame. These deposits do not have contractual maturities and re-price in varying degrees to changes in overall interest rates.

(2)	Wealth management deposit balances from unaffiliated companies are shown maturing in the period in which the current contractual obligation to hold these funds matures.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2010		December 31, 2009		March 31, 2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$858,875	9%	$788,034	9%	$733,911	9%
NOW accounts	1,412,280	15	1,136,008	12	1,061,271	12
Wealth management deposits	793,078	8	907,013	10	787,913	9
Money market accounts	1,545,150	16	1,375,767	15	1,243,468	15
Savings accounts	553,599	6	457,139	5	367,734	4
Time certificates of deposit	4,513,904	46	4,543,154	49	4,287,493	51

Total average deposits	$9,676,886	100%	$9,207,115	100%	$8,481,790	100%

Total average deposits for the first quarter of 2010 were $9.7 billion, an increase of $1.2 billion, or 14%, from the first quarter of 2009. Each deposit category increased, but the largest increases, in terms of average balances and percentage increases, were in the now accounts and money market accounts.
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

Other Funding Sources
Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities and the retention of earnings, the Company uses several other sources to fund its asset base. These sources include short-term borrowings, notes payable, Federal Home Loan Bank advances, subordinated debt, secured borrowings and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.6 billion in the first quarter of 2010 compared to $1.1 billion in the first quarter of 2009.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	429,195	432,028	435,982

Other borrowings:
Federal funds purchased	148	—	4,039
Securities sold under repurchase agreements and other	224,771	233,754	296,855

Total other borrowings	224,919	233,754	300,894

Secured borrowings — owed to securitization investors	600,000	—	—
Subordinated notes	60,000	63,261	70,000
Junior subordinated debentures	249,493	249,493	249,506

Total other funding sources	$1,564,607	$979,536	$1,057,382

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
The $600 million average balance of secured borrowings in the first quarter of 2010 represents the consolidation of a QSPE that was previously accounted for as an off-balance sheet securitization transaction sponsored by FIFC. Pursuant to ASC 810 and ASC 860, effective January 1, 2010, the QSPE is accounted for as a consolidated subsidiary of the Company. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). Instruments issued by the QSPE included $600 million Class A notes that bear an annual interest rate of LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). The Notes are rated Aaa by Moody’s and AAA by Standard & Poor’s.
The Company borrowed funds under three separate subordinated note agreements. The balances of the notes as of March 31, 2010 were $15.0 million, $20.0 million and $25.0 million with maturity dates in 2012, 2013 and 2015, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years. These notes qualify as Tier II regulatory capital.
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
See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2010 as compared to December 31, 2009.

Shareholders’ Equity
Total shareholders’ equity was $1.4 billion at March 31, 2010, reflecting an increase of $301.6 million since March 31, 2009 and $226.2 million since December 31, 2009. The increase from December 31, 2009 was the result of net income of $16.0 million less common stock dividends of $2.2 million and preferred stock dividends of $4.1 million, $1.4 million credited to surplus for stock-based compensation costs, $210.5 million from the issuance of shares of the Company’s common stock pursuant to the Company’s common stock offering, $2.0 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $3.7 million in higher net unrealized gains from available-for-sale securities and net unrealized losses from cash flow hedges, net of tax, partially offset by a $1.1 million reduction related to the cumulative effect adjustment to retained earnings from the adoption of a new accounting method.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31,	December 31,	March 31,
	2010	2009	2009
Leverage ratio	10.8%	9.3%	9.9%
Tier 1 capital to risk-weighted assets	13.4	11.0	11.2
Total capital to risk-weighted assets	14.9	12.4	12.6
Total average equity-to-total average assets *	9.5	9.2	9.9

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0
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
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of our fixed rate cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”) and by the terms of our credit agreement. In January 2010, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In January and July 2009, Wintrust declared semi-annual cash dividends of $0.18 and $0.09 per common share, respectively.
See Note 17 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of common stock in March 2010, as well as preferred stock in August 2008 through a private transaction and also in December 2008 under the CPP.
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
LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category for the periods presented:

	March 31, 2010		December 31, 2009		March 31, 2009
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial and commercial real estate	$5,083,052	56%	$5,039,906	60%	$4,933,355	63%
Home equity	924,993	10	930,482	11	920,412	12
Residential real estate	322,984	4	306,296	4	280,808	4
Premium finance receivables — commercial	1,317,822	14	730,144	9	1,287,261	16
Premium finance receivables — life insurance	1,233,573	14	1,197,893	14	130,895	2
Indirect consumer loans	83,136	1	98,134	1	154,257	2
Consumer and other loans	105,002	1	108,916	1	134,459	1

Total loans, net of unearned income	$9,070,562	100%	$8,411,771	100%	$7,841,447	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The Company enhanced its loan classification system and began presenting data regarding commercial and commercial real estate on a disaggregated basis in the third quarter of 2009. Prior to that time, the Company did not gather information disaggregated by these loan category types. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of March 31, 2010:

				>90 Days	Allowance
		% of	Non-	Past Due and	for Loan Losses
(Dollars in thousands)	Balance	Total Loans	accrual	still accruing	Allocation

Commercial:
Commercial and industrial	$1,403,702	15.5%	$14,218	$—	$23,689
Franchise	131,555	1.5	—	—	2,097
Mortgage warehouse lines of credit	89,813	1.0	—	—	1,216
Community Advantage — homeowner associations	66,590	0.7	—	—	161
Aircraft	41,148	0.4	—	—	170
Other	17,234	0.2	1,113	—	1,077

Total Commercial	$1,750,042	19.3%	$15,331	$—	$28,410

Commercial Real Estate:
Residential construction	$146,351	1.6%	$13,240	$—	$3,783
Commercial construction	298,313	3.3	16,916	—	7,532
Land	315,483	3.5	32,423	—	10,749
Office	489,066	5.4	2,559	1,195	5,477
Industrial	455,155	5.0	2,143	—	5,139
Retail	456,712	5.0	2,310	—	5,085
Multi-family	249,596	2.8	3,555	—	2,026
Mixed use and other	922,334	10.2	9,243	—	10,461

Total Commercial Real Estate Loans	$3,333,010	36.8%	$82,389	$1,195	$50,252

Total Commercial and Commercial Real Estate	$5,083,052	56.1%	$97,720	$1,195	$78,662

Commercial Real Estate—collateral location by state:
Illinois	$2,677,819	80.3%
Wisconsin	374,707	11.2

Total primary markets	$3,052,526	91.5%

Arizona	48,499	1.5
Indiana	43,104	1.3
Florida	67,754	2.0
Other (no individual state greater than 0.9%)	121,127	3.7

Total	$3,333,010	100%

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago, Illinois metropolitan area and southeastern Wisconsin, 91.5% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in 2010, and we expect this trend to continue. As of March 31, 2010, our allowance for loan losses related to this portfolio is $50.3 million.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, allowance for loan losses in our commercial loan portfolio is $28.4 million as of March 31, 2010.
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
Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business has expanded due to the high demand for mortgage re-financings given the historically low interest rate environment and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of this business has caused our mortgage warehouse lines to increase to $89.8 million as of March 31, 2010 from $68.1 million as of March 31, 2010. Additionally, our allowance for loan losses with respect to these loans is $1.2 million as of March 31, 2010. Since the inception of this business, the Company has not suffered any related loan losses on these loans.
Home equity loans. Our home equity loans and lines of credit are originated by each of our banks in their local markets where we have a strong understanding of the underlying real estate value. Our banks monitor and manage these loans, and we conduct an automated review of all home equity loans and lines of credit at least twice per year. This review collects current credit performance for each home equity borrower and identifies situations where the credit strength of the borrower is declining, or where there are events that may influence repayment, such as tax liens or judgments. Our banks use this information to manage loans that may be higher risk and to determine whether to obtain additional credit information or updated property valuations. As a result of this work and general market conditions, we have modified our home equity offerings and changed our policies regarding home equity renewals and requests for subordination. In a limited number of situations, the unused availability on home equity lines of credit was frozen.
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
Our home equity loan portfolio has performed well in light of the deterioration in the overall residential real estate market. The number of new home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow, and a decline in homeowners’ desire to use their remaining equity as collateral. However, our total outstanding home equity loan balances have increased as a result of new originations and borrowers exhibiting a greater propensity to borrow on their existing lines of credit.
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2010, our residential loan portfolio totaled $323.0 million, or 4% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of March 31, 2010, $5.5 million of our residential real estate mortgages, or 1.7% of our residential real estate loan portfolio, were classified as nonaccrual, $5.7 million were 30 to 89 days past due (1.8%) and $311.8 million were current (96.5%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold to FNMA with the servicing of those loans retained. The amount of loans serviced for FNMA as of March 31, 2010 and 2009 was $750.4 million and $608.6 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2010, approximately $55.9 million of our mortgages consist of interest-only loans. To date, we have not participated in any mortgage modification programs.
Premium finance receivables — commercial. FIFC originated approximately $849.3 million in commercial insurance premium finance receivables during the first quarter of 2010. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment may be more susceptible to third party fraud than relationship lending; however, management has established various control procedures to mitigate the risks associated with this lending. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company. See Note 2 of the Financial Statements presented under Item 1 of this report for a discussion of changes to the accounting for transfers and servicing of financial assets and consolidation of variable interest entities, including the elimination of qualifying SPEs. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statement of Condition.
Premium finance receivables — life insurance. In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. FIFC originated approximately $71.3 million in life insurance premium finance receivables in the first quarter of 2010. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million. See Note 3 of the Financial Statements presented under Item 1 of this report for further discussion of this business combination.
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
Past Due Loans and Non-Performing Assets
Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we operate a credit risk rating system under which our credit management personnel assign a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 10 with higher scores indicating higher risk. The credit risk rating structure used is shown below:

1 Rating —	Minimal Risk (Loss Potential — none or extremely low) (Superior asset quality, excellent liquidity, minimal leverage)

2 Rating —	Modest Risk (Loss Potential demonstrably low) (Very good asset quality and liquidity, strong leverage capacity)

3 Rating —	Average Risk (Loss Potential low but no longer refutable) (Mostly satisfactory asset quality and liquidity, good leverage capacity)

4 Rating —	Above Average Risk (Loss Potential variable, but some potential for deterioration) (Acceptable asset quality, little excess liquidity, modest leverage capacity)

5 Rating —	Management Attention Risk (Loss Potential moderate if corrective action not taken) (Generally acceptable asset quality, somewhat strained liquidity, minimal leverage capacity)

6 Rating —	Special Mention (Loss Potential moderate if corrective action not taken) (Assets in this category are currently protected, potentially weak, but not to the point of substandard classification)

7 Rating —	Substandard Accrual (Loss Potential distinct possibility that the bank may sustain some loss, but no discernable impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

8 Rating —	Substandard Non-accrual (Loss Potential well documented probability of loss, including potential impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

9 Rating —	Doubtful (Loss Potential extremely high) (These assets have all the weaknesses in those classified “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly improbable)

10 Rating —	Loss (fully charged-off) (Loans in this category are considered full uncollectible.)
In the first quarter of 2010, the Company modified its credit risk rating scale to the above 1 through 10 risk ratings. Prior to this, the Company employed a 1 through 9 credit risk rating scale. The main change is that the Company now has two separate credit risk ratings for Substandard loans. They are Substandard — Accrual (credit risk rating 7) and Substandard — Nonaccrual (credit risk rating 8). Previously, there was only one risk rating for loans classified as Substandard. This change allows the Company to better monitor credit risk of the portfolio.
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
The Company’s Problem Loan Reporting system automatically includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified, the valuation methodology analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and often by independent third party valuation experts and may be adjusted depending upon market conditions. An appraisal is ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared by the Managed Asset Division. A summary of this analysis is provided to the directors’ loan committee of the bank which originated the credit for approval of a charge-off, if necessary.
Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If we determine that a loan amount or portion thereof, is uncollectible the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Managed Asset Division undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.
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

The following table sets forth Wintrust’s non-performing assets at the dates indicated:
Non-performing Loans

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

Loans past due greater than 90 days and still accruing:
Commercial and commercial real-estate	$1,195	$561	$4,677
Home equity	21	—	726
Residential real-estate	—	412	—
Premium finance receivables — commercial	7,479	6,271	9,722
Premium finance receivables — life insurance	5,450	—	—
Indirect consumer	665	461	1,076
Consumer and other	20	95	281

Total past due greater than 90 days and still accruing	14,830	7,800	16,482

Non-accrual loans:
Commercial and commercial real-estate	97,720	97,148	136,306
Home equity	7,730	8,883	4,250
Residential real-estate	5,460	3,779	4,959
Premium finance receivables — commercial	14,106	11,878	12,694
Premium finance receivables — life insurance	73	704	—
Indirect consumer	615	995	1,084
Consumer and other	426	617	91

Total non-accrual	126,130	124,004	159,384

Total non-performing loans:
Commercial and commercial real-estate	98,915	97,709	140,983
Home equity	7,751	8,883	4,976
Residential real-estate	5,460	4,191	4,959
Premium finance receivables — commercial	21,585	18,149	22,416
Premium finance receivables — life insurance	5,523	704	—
Indirect consumer	1,280	1,456	2,160
Consumer and other	446	712	372

Total non-performing loans	$140,960	131,804	$175,866

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial and commercial real-estate	1.95%	1.94%	2.86%
Home equity	0.84	0.95	0.54
Residential real-estate	1.69	1.37	1.77
Premium finance receivables — commercial	1.64	2.49	1.74
Premium finance receivables — life insurance	0.45	0.06	—
Indirect consumer	1.54	1.48	1.40
Consumer and other	0.42	0.65	0.28

Total non-performing loans	1.55%	1.57%	2.24%

Allowance for loan losses as a percentage of total non-performing loans	72.64%	74.56%	42.22%

Non-performing Commercial and Commercial Real-Estate
The commercial and commercial real estate non-performing loan category totaled $98.9 million as of March 31, 2010 compared to $97.7 million as of December 31, 2009 and $141.0 million as of March 31, 2009.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $13.2 million as of March 31, 2010. The balance increased $137,000 from December 31, 2009 and increased $3.3 million from March 31, 2009. The March 31, 2010 non-performing balance is comprised of $5.5 million of residential real estate (21 individual credits) and $7.8 million of home equity loans (18 individual credits). On average, this is approximately three non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of March 31, 2010 and 2009, and the amount of net charge-offs for the quarters then ended.

	March 31,	March 31,
(Dollars in thousands)	2010	2009
Non-performing premium finance receivables — commercial	$21,585	$22,416
— as a percent of premium finance receivables — commercial outstanding	1.64%	1.74%

Net charge-offs of premium finance receivables — commercial	$1,704	$1,210
— annualized as a percent of average premium finance receivables — commercial	0.54%	0.37%
Fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. The Company’s underwriting standards, regardless of the condition of the economy, have remained consistent. We anticipate that net charge-offs and non-performing asset levels in the near term will continue to be at levels that are within acceptable operating ranges for this category of loans. Management is comfortable with administering the collections at this level of non-performing property and casualty premium finance receivables and believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $1.3 million at March 31, 2010, compared to $1.5 million at December 31, 2009 and $2.2 million at March 31, 2009. The ratio of these non-performing loans to total indirect consumer loans was 1.54% at March 31, 2010 compared to 1.48% at December 31, 2009 and 1.40% at March 31, 2009. As noted in the Allowance for Credit Losses table, net charge-offs as a percent of total indirect consumer loans were 1.00% for the quarter ended March 31, 2010 compared to 0.81% in the same period in 2009. The indirect consumer loan portfolio has decreased 46% since March 31, 2009 to a balance of $83.1 million at March 31, 2010.
The following table shows the current aging status of the Company’s entire loan portfolio. Only 1.6% of the entire portfolio is in a non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.6% either one or two payments past due. In total, 96.8% of the Company’s total loan portfolio is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at March 31, 2010 and December 31, 2009:
As of March 31, 2010

	Non-	90+ days and	60-89 days	30-59 days
(Dollars in thousands)	Accrual	still accruing	past due	past due	Current	Total Loans
Loan Balances:
Commercial	$15,331	$—	$6,114	$22,106	$1,706,491	$1,750,042
Commercial real-estate:
Residential construction	13,240	—	3,298	1,726	128,087	146,351
Commercial construction	16,916	—	1,101	3,911	276,385	298,313
Land	32,423	—	4,421	7,389	271,250	315,483
Office	2,559	1,195	2,960	2,566	479,786	489,066
Industrial	2,143	—	530	4,990	447,492	455,155
Retail	2,310	—	4,783	6,772	442,847	456,712
Multi-family	3,555	—	1,546	10,591	233,904	249,596
Mixed use and other	9,243	—	8,409	14,168	890,514	922,334

Total commercial real-estate	82,389	1,195	27,048	52,113	3,170,265	3,333,010

Total commercial and commercial real-estate	97,720	1,195	33,162	74,219	4,876,756	5,083,052

Home equity	7,730	21	2,019	2,925	912,298	924,993
Residential real estate	5,460	—	178	5,541	311,805	322,984
Premium finance receivables — commercial	14,106	7,479	5,109	15,870	1,275,258	1,317,822
Premium finance receivables — life insurance	73	5,450	—	2,076	1,225,974	1,233,573
Indirect consumer	615	665	425	1,203	80,228	83,136
Consumer and other	426	20	751	298	103,507	105,002

Total loans, net of unearned income	$126,130	$14,830	$41,644	$102,132	$8,785,826	$9,070,562

Aging as a % of Loan Balance:
Commercial	0.9%	—%	0.3%	1.3%	97.5%	100.0%
Commercial real-estate:
Residential construction	9.0	—	2.3	1.2	87.5	100.0
Commercial construction	5.7	—	0.4	1.3	92.6	100.0
Land	10.3	—	1.4	2.3	86.0	100.0
Office	0.5	0.2	0.6	0.5	98.2	100.0
Industrial	0.5	—	0.1	1.1	98.3	100.0
Retail	0.5	—	1.0	1.5	97.0	100.0
Multi-family	1.4	—	0.6	4.2	93.8	100.0
Mixed use and other	1.0	—	0.9	1.5	96.6	100.0

Total commercial real-estate	2.5	—	0.8	1.6	95.1	100.0

Total commercial and commercial real-estate	1.9	—	0.7	1.5	95.9	100.0

Home equity	0.8	—	0.2	0.3	98.7	100.0
Residential real estate	1.7	—	0.1	1.7	96.5	100.0
Premium finance receivables — commercial	1.0	0.6	0.4	1.2	96.8	100.0
Premium finance receivables — life insurance	—	0.4	—	0.2	99.4	100.0
Indirect consumer	0.7	0.8	0.5	1.5	96.5	100.0
Consumer and other	0.4	—	0.7	0.3	98.6	100.0

Total loans, net of unearned income	1.4%	0.2%	0.5%	1.1%	96.8%	100.0%

The amounts shown in non-accrual and the 90+ days and still accruing represent the Company’s total reported non-performing loans balance. As of March 31, 2010, only $42 million of all loans, or 0.5%, were 60 to 89 days past due and $102 million, or 1.1%, were 30 to 59 days (or one payment) past due. As of December 31, 2009, only $37 million of all loans, or 0.4%, were 60 to 89 days past due and only $64 million, or 0.8%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) increased $38.4 million since December 31, 2009. However, the three categories of commercial real-estate loans (residential construction, commercial construction and land) that have comprised the largest portion of non-performing loans and ultimately net charge-offs, declined by $10.9 million since December 31, 2009.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2010 that are current with regard to the contractual terms of the loan agreement represent 98.7% of the total home equity portfolio. Residential real estate loans at March 31, 2010 that are current with regards to the contractual terms of the loan agreements comprise 96.5% of total residential real estate loans outstanding.
The ratio of non-performing commercial premium finance receivables fluctuates throughout the year due to the nature and timing of canceled account collections from insurance carriers. Due to the nature of collateral for commercial premium finance receivables, it customarily takes 60-150 days to convert the collateral into cash. Accordingly, the level of non-performing commercial premium finance receivables is not necessarily indicative of the loss inherent in the portfolio. In the event of default, Wintrust has the power to cancel the insurance policy and collect the unearned portion of the premium from the insurance carrier. In the event of cancellation, the cash returned in payment of the unearned premium by the insurer should generally be sufficient to cover the receivable balance, the interest and other charges due. Due to notification requirements and processing time by most insurance carriers, many receivables will become delinquent beyond 90 days while the insurer is processing the return of the unearned premium. Management continues to accrue interest until maturity as the unearned premium is ordinarily sufficient to pay-off the outstanding balance and contractual interest due.

As of December 31, 2009

	Non-	90+ days and	60-89 days	30-59 days
(Dollars in thousands)	Accrual	still accruing	past due	past due	Current	Total Loans
Loan Balances:
Commercial	$16,509	$561	$6,747	$3,168	$1,716,224	$1,743,209
Commercial real-estate:
Residential construction	14,064	—	1,877	5,070	153,412	174,423
Commercial construction	5,232	—	—	16,333	287,015	308,580
Land	41,297	—	8,548	2,468	274,407	326,720
Office	2,675	—	—	1,324	463,588	467,587
Industrial	3,753	—	—	1,141	439,997	444,891
Retail	431	—	2,978	1,050	448,301	452,760
Multi-family	288	—	626	9,371	231,425	241,710
Mixed use and other	12,899	—	4,517	4,464	858,146	880,026

Total commercial real-estate	80,639	—	18,546	41,221	3,156,291	3,296,697

Total commercial and commercial real-estate	97,148	561	25,293	44,389	4,872,515	5,039,906

Home equity	8,883	—	894	2,107	918,598	930,482
Residential real estate	3,779	412	406	3,043	298,656	306,296
Premium finance receivables — commercial	11,878	6,271	3,975	9,639	698,381	730,144
Premium finance receivables — life insurance	704	—	5,385	1,854	1,189,950	1,197,893
Indirect consumer	995	461	614	2,143	93,921	98,134
Consumer and other	617	95	511	537	107,156	108,916

Total loans, net of unearned income	$124,004	$7,800	$37,078	$63,712	$8,179,177	$8,411,771

Aging as a % of Loan Balance:
Commercial	0.9%	—%	0.4%	0.2%	98.5%	100.0%
Commercial real-estate:
Residential construction	8.1	—	1.1	2.9	87.9	100.0
Commercial construction	1.7	—	—	5.3	93.0	100.0
Land	12.6	—	2.6	0.8	84.0	100.0
Office	0.6	—	—	0.3	99.1	100.0
Industrial	0.8	—	—	0.3	98.9	100.0
Retail	0.1	—	0.7	0.2	99.0	100.0
Multi-family	0.1	—	0.3	3.9	95.7	100.0
Mixed use and other	1.5	—	0.5	0.5	97.5	100.0

Total commercial real-estate	2.4	—	0.6	1.3	95.7	100.0

Total commercial and commercial real-estate	1.9	—	0.5	0.9	96.7	100.0

Home equity	1.0	—	0.1	0.2	98.7	100.0
Residential real estate	1.2	0.1	0.1	1.0	97.6	100.0
Premium finance receivables — commercial	1.6	0.9	0.5	1.3	95.7	100.0
Premium finance receivables — life insurance	0.1	—	0.4	0.2	99.3	100.0
Indirect consumer	1.0	0.5	0.6	2.2	95.7	100.0
Consumer and other	0.6	0.1	0.5	0.5	98.3	100.0

Total loans, net of unearned income	1.5%	0.1%	0.4%	0.8%	97.2%	100.0%

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of the probable and reasonably estimable loan losses that our loan portfolio is expected to incur. The allowance for loan losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “ How We Determine the Allowance for Credit Losses .” This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the Office of the Comptroller of the Currency, the State of Illinois and the State of Wisconsin.
Management has determined that the allowance for loan losses was appropriate at March 31, 2010, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

The following table summarizes the activity in our allowance for credit losses during the periods indicated.
Allowance for Credit Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Allowance for loan losses at beginning of period	$98,277	$69,767
Provision for credit losses	29,044	14,473
Other adjustments — allowance for loan losses related to consolidation of securitization entity	1,943	—
Reclassification to allowance for unfunded lending-related commitments	(99)	—

Charge-offs:
Commercial and commercial real estate loans	24,919	7,890
Home equity loans	281	511
Residential real estate loans	406	152
Premium finance receivables — commercial	1,933	1,351
Premium finance receivables — life insurance	—	—
Indirect consumer loans	274	361
Consumer and other loans	179	121

Total charge-offs	27,992	10,386

Recoveries:
Commercial and commercial real estate loans	885	208
Home equity loans	8	1
Residential real estate loans	5	—
Premium finance receivables — commercial	229	141
Premium finance receivables — life insurance	—	—
Indirect consumer loans	50	29
Consumer and other loans	47	15

Total recoveries	1,224	394

Net charge-offs	(26,768)	(9,992)

Allowance for loan losses at period end	$102,397	$74,248
Allowance for lending related commitments at period end	3,653	1,586

Allowance for credit losses at period end	$106,050	$75,834
Credit discounts on purchased loans	33,990	—

Total credit reserves	$140,040	$75,834

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial and commercial real estate loans	1.94%	0.65%
Home equity loans	0.12	0.23
Residential real estate loans	0.32	0.14
Premium finance receivables — commercial	0.54	0.37
Premium finance receivables — life insurance	—	—
Indirect consumer loans	1.00	0.81
Consumer and other loans	0.48	0.27

Total loans, net of unearned income	1.19%	0.51%

Net charge-offs as a percentage of the provision for credit losses	92.48%	69.04%

Loans at period-end	9,070,562	7,841,447

Allowance for loan losses as a percentage of loans at period-end	1.13%	0.95%

Allowance for credit losses as a percentage of loans at period-end	1.17%	0.97%

Total credit reserves as a percentage of loans at period-end	1.54%	0.97%

The allowance for credit losses is comprised of the allowance for loan losses and the allowance for lending-related commitments. The allowance for loan losses is a reserve against loan amounts that are actually funded and outstanding while the allowance for lending-related commitments relates to certain amounts that Wintrust is committed to lend but for which funds have not yet been disbursed. The allowance for lending-related commitments (separate liability account) represents the portion of the provision for credit losses that was associated with unfunded lending-related commitments. The provision for credit losses may contain both a component related to funded loans (provision for loan losses) and a component related to lending-related commitments (provision for unfunded loan commitments and letters of credit). Total credit-related reserves include the credit discounts on the purchased life insurance premium finance receivables which are netted with the loan balance. Additionally, on January 1, 2010, in conjunction with recording the securitization facility on its balance sheet, the Company established an allowance for loan losses totaling $1.9 million. This addition to the allowance for loan losses is shown as an other adjustment to the allowance for loan losses.
How We Determine the Allowance for Credit Losses
The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. As part of the Problem Loan Reporting system review, the Company analyzes the loan for purposes of calculating our specific impairment reserves and a general reserve.
     Specific Impairment Reserves:
Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) there is an amount with respect to which it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (a specific impairment reserve). Loans which are not assigned a specific reserve are included in the determination of the general reserve.
     General Reserves:
For loans with a credit risk rating of 5 or better and loans with a risk rating of 6 through 9 with no specific reserve, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.
We determine this component of the allowance for loan losses by classifying each loan into (i) one of 87 categories based on the type of collateral that secures the loan (if any), and (ii) one of nine categories based on the credit risk rating of the loan, as described above under “Past Due Loans and Non-Performing Assets .” Each combination of collateral and credit risk rating is then assigned a specific loss factor that incorporates the following factors:
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
Additionally, as previously described above under “Past Due Loans and Non-Performing Assets”, in the first quarter of 2010, the Company modified its credit risk rating process to reflect a 1 through 10 risk rating scale. Prior to this, the Company employed a 1 through 9 credit risk rating scale.
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
     Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of March 31, 2010, home equity loans and residential mortgages comprised 10% and 4%, respectively, of the Company’s total loan portfolio. At present, approximately only 2% of all of the Company’s residential mortgage loans and approximately only 1% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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
Restructured Loans
At March 31, 2010, the Company had $69.4 million in loans with modified terms. The $69.4 million in modified loans represents 74 credit relationships in which economic concessions were granted to financially distressed borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with financially distressed borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company.
These 74 credits comprised of $12.6 million of commercial, $54.6 million of commercial real estate and $2.2 million of residential real estate. 69 credits, totaling $65.1 million were in an accruing status and five credits, totaling $4.3 million were in nonaccrual status as of March 31, 2010. Subsequent to its restructuring any restructured loan with a below market rate concession that becomes nonaccrual will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s non-performing loans.
Each restructured loan was reviewed for collateral impairment at March 31, 2010 and approximately $1.7 million of collateral impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, none of these loans at March 31, 2010 had impairment based on the present value of expected cash flows, thus there was no impact on interest income.

Other Real Estate Owned
The table below presents a summary of other real estate owned as of March 31, 2010 and shows the changes in the balance from December 31, 2009 for each property type:

			Residential
	Residential		Real Estate		Commercial		Total
	Real Estate		Development		Real Estate		Balance
(Dollars in Thousands)	Amount	R	Amount	R	Amount	R	Amount	R

Balance at December 31, 2009	$5,889	6	$41,992	18	$32,282	26	$80,163	50
Transfers in at Fair Value less estimated costs to sell	4,081	12	420	2	15,651	18	20,152	32
Fair Value adjustments	—	—	—	—	(312)	—	(312)	—
Resolved	(494)	(2)	(8,020)	(3)	(2,480)	(2)	(10,994)	(7)

Balance at March 31, 2010	$9,476	16	$34,392	17	$45,141	42	$89,009	75

Balance at March 31, 2009							$41,517	25

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
While the Company obtains a portion of its total deposits through brokered deposits, the Company does so primarily as an asset-liability management tool to assist in the management of interest rate risk, and the Company does not consider brokered deposits to be a vital component of its current liquidity resources. For example, as of March 31, 2010, Wintrust had in excess of $1 billion of cash, overnight funds and interest-bearing deposits with other banks (primarily the Federal Reserve) on its books, but only maintained $837.4 million of brokered deposits. Historically, brokered deposits have represented a small component of the Company’s total deposits outstanding, as set forth in the table below:

(Dollars in thousands)	March 31,		December 31,
	2010	2009	2009	2008	2007
Total Deposits	$9,724,870	$8,625,977	$9,917,074	$8,376,750	$7,471,441
Brokered Deposits (1)	$837,388	$808,309	$927,722	$800,042	$505,069
Brokered Deposits as a percentage of Total Deposits (1)	8.6%	9.4%	9.4%	9.6%	6.8%

(1)	Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.
In December, 2008 the Company sold the Series B preferred stock and warrant to the federal government in connection with the Company’s participation in Treasury’s Capital Purchase Program. As of December 31, 2008, these were the only funds received by the Company from the federal government. Without the CPP funds, however, Wintrust would have been “well capitalized” as of December 31, 2008.
As discussed in Note 8 of the Financial Statements presented under Item 1 of this report, in September 2009, the Company’s subsidiary, FIFC, sponsored a QSPE that issued $600 million in aggregate principal amount of its Notes. The QSPE’s obligations under the Notes are secured by loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies. At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in a non-TALF-eligible transaction. In accordance with applicable accounting guidance, effective January 1, 2010, the QSPE is accounted for as a consolidated subsidiary of the Company.

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
FORWARD-LOOKING STATEMENTS
This document contains, and the documents into which it may be incorporated by reference may contain, forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2009 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
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
Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission and in its press releases.

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 2010 December 31, 2009 and March 31, 2009 is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
March 31, 2010	3.6%	1.4%	(2.4)%	(9.5)%
December 31, 2009	3.7%	1.5%	(2.4)%	(6.6)%
March 31, 2009	1.6%	0.4%	(0.1)%	(2.4)%
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
During the first three months of 2010, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2010.

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
PART II — Other Information
Item 1A: Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2009.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2010. There is currently no authorization to repurchase shares of outstanding common stock.
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

WINTRUST FINANCIAL CORPORATION (Registrant)
Date: May 10, 2010	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)