Form 10-Q
period 2010-06-30
WINTRUST FINANCIAL CORP
filed 2010-08-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐ No      ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock — no par value, 31,114,781 shares, as of August 3, 2010

Page
PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements.	1-36

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	37-81

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	82

ITEM 4. Controls and Procedures.	83

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings.	NA

ITEM 1A. Risk Factors.	83

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	83

ITEM 3. Defaults Upon Senior Securities.	NA

ITEM 4. Removed and Reserved.	NA

ITEM 5. Other Information.	NA

ITEM 6. Exhibits.	84

Signatures.	85
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands, except share data)	2010	2009	2009

Assets
Cash and due from banks	$123,712	$135,133	$122,382
Federal funds sold and securities purchased under resale agreements	28,664	23,483	41,450
Interest bearing deposits with other banks ($83,501 restricted for securitization investors at June 30, 2010)	1,110,123	1,025,663	655,759
Available-for-sale securities, at fair value	1,418,035	1,255,066	1,195,695
Trading account securities	38,261	33,774	22,973
Brokerage customer receivables	24,291	20,871	17,701
Federal Home Loan Bank and Federal Reserve Bank stock	79,300	73,749	71,715
Loans held-for-sale, at fair value	222,703	265,786	291,275
Loans held-for-sale, at lower of cost or market	15,278	9,929	529,825
Loans, net of unearned income, excluding covered loans	9,324,163	8,411,771	7,595,476
Covered loans	275,563	—	—

Total loans	9,599,726	8,411,771	7,595,476
Less: Allowance for loan losses	106,547	98,277	85,113

Net loans ($598,857 restricted for securitization investors at June 30, 2010)	9,493,179	8,313,494	7,510,363
Premises and equipment, net	346,806	350,345	350,447
FDIC indemnification asset	114,102	—	—
Accrued interest receivable and other assets	374,172	416,678	260,182
Trade date securities receivable	28,634	—	—
Goodwill	278,025	278,025	276,525
Other intangible assets	13,275	13,624	13,244

Total assets	$13,708,560	$12,215,620	$11,359,536

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$953,814	$864,306	$793,173
Interest bearing	9,670,928	9,052,768	8,398,159

Total deposits	10,624,742	9,917,074	9,191,332
Notes payable	1,000	1,000	1,000
Federal Home Loan Bank advances	415,571	430,987	435,980
Other borrowings	218,424	247,437	244,286
Secured borrowings — owed to securitization investors	600,000	—	—
Subordinated notes	55,000	60,000	65,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	200	—	—
Accrued interest payable and other liabilities	159,394	170,990	107,369

Total liabilities	12,323,824	11,076,981	10,294,460

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A — $1,000 liquidation value; 50,000 shares issued and outstanding at June 30, 2010, December 31, 2009 and June 30, 2009	49,379	49,379	49,379
Series B — $1,000 liquidation value; 250,000 shares issued and outstanding at June 30, 2010 and December 31, 2009 and June 30, 2009	237,081	235,445	234,139
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 31,084,417, 27,079,308 and 26,834,784 shares issued at June 30, 2010, December 31, 2009 and June 30, 2009, respectively	31,084	27,079	26,835
Surplus	680,261	589,939	577,473
Treasury stock, at cost, 119 shares at June 30, 2010, 2,872,489 shares at December 31, 2009 and 2,854,980 shares at June 30, 2009	(4)	(122,733)	(122,302)
Retained earnings	381,969	366,152	317,713
Accumulated other comprehensive income (loss)	4,966	(6,622)	(18,161)

Total shareholders’ equity	1,384,736	1,138,639	1,065,076

Total liabilities and shareholders’ equity	$13,708,560	$12,215,620	$11,359,536

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Interest income
Interest and fees on loans	$135,800	$110,302	$265,342	$217,189
Interest bearing deposits with banks	1,215	767	2,489	1,427
Federal funds sold and securities purchased under resale agreements	34	66	83	127
Securities	11,218	15,394	22,230	29,300
Trading account securities	343	55	364	79
Brokerage customer receivables	166	120	304	240
Federal Home Loan Bank and Federal Reserve Bank stock	472	425	931	846

Total interest income	149,248	127,129	291,743	249,208

Interest expense
Interest on deposits	31,626	43,502	64,838	89,455
Interest on Federal Home Loan Bank advances	4,094	4,503	8,440	8,956
Interest on notes payable and other borrowings	1,439	1,752	2,901	3,622
Interest on secured borrowings — owed to securitization investors	3,115	—	6,109	—
Interest on subordinated notes	256	428	497	1,008
Interest on junior subordinated debentures	4,404	4,447	8,779	8,888

Total interest expense	44,934	54,632	91,564	111,929

Net interest income	104,314	72,497	200,179	137,279
Provision for credit losses	41,297	23,663	70,342	38,136

Net interest income after provision for credit losses	63,017	48,834	129,837	99,143

Non-interest income
Wealth management	9,193	6,883	17,860	12,809
Mortgage banking	7,985	22,596	17,713	38,828
Service charges on deposit accounts	3,371	3,183	6,703	6,153
Gain on sales of premium finance receivables	—	196	—	518
Gains (losses) on available-for-sale securities, net	46	1,540	438	(498)
Gain on bargain purchases	26,494	—	37,388	—
Trading gains (losses)	(1,538)	8,274	4,435	17,018
Other	4,885	2,780	8,507	7,051

Total non-interest income	50,436	45,452	93,044	81,879

Non-interest expense
Salaries and employee benefits	50,649	46,015	99,721	90,835
Equipment	4,046	4,015	7,941	7,953
Occupancy, net	6,033	5,608	12,263	11,798
Data processing	3,669	3,216	7,076	6,352
Advertising and marketing	1,470	1,420	2,784	2,515
Professional fees	3,957	2,871	7,064	5,754
Amortization of other intangible assets	674	676	1,319	1,363
FDIC insurance	5,005	9,121	8,814	12,134
OREO expense, net	5,843	1,072	7,181	3,428
Other	11,317	10,231	22,438	19,075

Total non-interest expense	92,663	84,245	176,601	161,207

Income before taxes	20,790	10,041	46,280	19,815
Income tax expense	7,781	3,492	17,253	6,908

Net income	$13,009	$6,549	$29,027	$12,907

Preferred stock dividends and discount accretion	4,943	5,000	9,887	10,000

Net income applicable to common shares	$8,066	$1,549	$19,140	$2,907

Net income per common share — Basic	$0.26	$0.06	$0.67	$0.12

Net income per common share — Diluted	$0.25	$0.06	$0.64	$0.12

Cash dividends declared per common share	$—	$—	$0.09	$0.18

Weighted average common shares outstanding	31,074	23,964	28,522	23,910
Dilutive potential common shares	1,267	300	1,203	269

Average common shares and dilutive common shares	32,341	24,264	29,725	24,179

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						other	Total
	Preferred	Common		Treasury	Retained	comprehensive	shareholders’
(In thousands)	stock	stock	Surplus	stock	earnings	income (loss)	equity

Balance at December 31, 2008	$281,873	$26,611	$571,887	$(122,290)	$318,793	$(10,302)	$1,066,572
Comprehensive income:
Net income	—	—	—	—	12,907	—	12,907
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(10,666)	(10,666)
Unrealized gains on derivative instruments	—	—	—	—	—	2,807	2,807

Comprehensive income							5,048
Cash dividends declared on common stock	—	—	—	—	(4,296)	—	(4,296)
Dividends on preferred stock	—	—	—	—	(8,355)	—	(8,355)
Accretion on preferred stock	1,645	—	—	—	(1,645)	—	—
Common stock repurchases	—	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	3,431	—	—	—	3,431
Cumulative effect of change in accounting for other-than-temporary impairment	—	—	—	—	309	—	309
Common stock issued for:
Exercise of stock options and warrants	—	52	612	—	—	—	664
Restricted stock awards	—	66	(764)	—	—	—	(698)
Employee stock purchase plan	—	56	635	—	—	—	691
Director compensation plan	—	50	1,672	—	—	—	1,722

Balance at June 30, 2009	$283,518	$26,835	$577,473	$(122,302)	$317,713	$(18,161)	$1,065,076

Balance at December 31, 2009	$284,824	$27,079	$589,939	$(122,733)	$366,152	$(6,622)	$1,138,639

Comprehensive income:
Net income	—	—	—	—	29,027	—	29,027
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	12,040	12,040
Unrealized losses on derivative instruments	—	—	—	—	—	(296)	(296)

Comprehensive income							40,771
Cash dividends declared on common stock	—	—	—	—	(2,191)	—	(2,191)
Dividends on preferred stock	—	—	—	—	(8,251)	—	(8,251)
Accretion on preferred stock	1,636	—	—	—	(1,636)	—	—
Common stock repurchases	—	—	—	(102)	—	—	(102)
Stock-based compensation	—	—	2,505	—	—	—	2,505
Cumulative effect of change in accounting for loan securitizations	—	—	—	—	(1,132)	(156)	(1,288)
Common stock issued for:
New issuance, net of costs	—	3,795	83,791	122,831	—	—	210,417
Exercise of stock options and warrants	—	108	2,198	—	—	—	2,306
Restricted stock awards	—	41	(91)	—	—	—	(50)
Employee stock purchase plan	—	13	482	—	—	—	495
Director compensation plan	—	48	1,437	—	—	—	1,485

Balance at June 30, 2010	$286,460	$31,084	$680,261	$(4)	$381,969	$4,966	$1,384,736

	Six Months Ended June 30,
	2010	2009

Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale securities arising during the period, net	$20,023	$(17,861)
Unrealized (losses) gains on derivative instruments arising during the period, net	(482)	4,567
Less: Reclassification adjustment for gains (losses) included in net income, net	438	(498)
Less: Income tax expense (benefit)	7,359	(4,937)

Other Comprehensive Income (Loss)	$11,744	$(7,859)

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2010	2009

Operating Activities:
Net income	$29,027	$12,907
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	70,342	38,136
Depreciation and amortization	9,060	10,125
Stock-based compensation expense	2,505	3,431
Tax benefit (expense) from stock-based compensation arrangements	562	(650)
Excess tax benefits from stock-based compensation arrangements	(760)	(84)
Net amortization of premium on securities	1,159	4
Mortgage servicing rights fair value change and amortization, net	2,242	1,218
Originations and purchases of loans held-for-sale	(1,419,144)	(2,753,665)
Originations of premium finance receivables held-for-sale	—	(520,000)
Proceeds from sales of mortgage loans held-for-sale	1,480,862	2,542,202
Bank owned life insurance income, net of claims	(1,042)	(851)
Gain on sales of premium finance receivables	—	(518)
Increase in trading securities, net	(4,487)	(18,574)
Net (increase) decrease in brokerage customer receivables	(3,420)	200
Gain on mortgage loans sold	(23,984)	(28,521)
(Gain) loss on available-for-sale securities, net	(438)	498
Gain on bargain purchases	(37,388)	—
Loss on sales of premises and equipment, net	8	27
Decrease in accrued interest receivable and other assets, net	97,626	6,372
Decrease in accrued interest payable and other liabilities, net	(14,350)	(7,597)

Net Cash Provided by (Used for) Operating Activities	188,380	(715,340)

Investing Activities:
Proceeds from maturities of available-for-sale securities	675,419	975,126
Proceeds from sales of available-for-sale securities	270,654	1,071,192
Purchases of available-for-sale securities	(1,148,417)	(1,760,047)
Net cash received for FDIC-assisted acquisitions	133,952	—
Net decrease (increase) in interest-bearing deposits with banks	36,909	(532,750)
Net increase in loans	(421,140)	(18,092)
Purchases of premises and equipment, net	(5,067)	(9,272)

Net Cash Used for Investing Activities	(457,690)	(273,843)

Financing Activities:
Increase in deposit accounts	137,276	814,576
Decrease in other borrowings, net	(29,013)	(92,478)
Decrease in Federal Home Loan Bank advances, net	(43,069)	—
Issuance of common stock, net of issuance costs	210,417	—
Repayment of subordinated note	(5,000)	(5,000)
Excess tax benefits from stock-based compensation arrangements	760	84
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	2,242	1,307
Common stock repurchases	(102)	(12)
Dividends paid	(10,441)	(11,366)

Net Cash Provided by Financing Activities	263,070	707,111

Net Decrease in Cash and Cash Equivalents	(6,240)	(282,072)
Cash and Cash Equivalents at Beginning of Period	158,616	445,904

Cash and Cash Equivalents at End of Period	$152,376	$163,832

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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). Operating results reported for the three-month and year-to-date periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
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
(2) Recent Accounting Developments
Accounting for Transfers of Financial Assets and Variable Interest Entities
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” amending ASU No. 2009-01 (formerly FASB No. 168) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“The Codification”) for the issuance of FASB No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” and ASU No. 2009-17, “Consolidation (Topic 810) — Improvements to Financial Reporting for Enterprises Involved with Variable Interest Entities,” amending the Codification to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance became effective for the Company on January 1, 2010.
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
The assets of the consolidated securitization entity includes interest bearing deposits and premium finance receivables-commercial, which are restricted to settle the obligations of the securitization entity. Liabilities of the securitization entity include secured borrowings for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.

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
The Company’s financial statements have not been retrospectively adjusted to reflect the adjustments to Accounting Standards Codification (“ASC”) 860. Therefore, current period results and balances may not be comparable to prior period amounts.
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
Disclosures about Fair Value of Financial Instruments
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 15 — Fair Value of Assets and Liabilities.
Credit Quality Disclosures of Financing Receivables and Allowance for Credit Losses
In July 2010, the FASB issued ASU No. 2010-20, “Fair Value Measurements and Disclosures (Topic 820): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires more information in disclosures related to the credit quality of their financing receivables and the credit reserves held against them. The new guidance requires the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses as well as to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending on or after December 15, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
(3) Business Combinations
On April 23, 2010, the Company acquired the banking operations of two entities in FDIC assisted transactions. Northbrook Bank & Trust Company (“Northbrook”) acquired assets with a fair value of approximately $157 million and assumed liabilities with a fair value of approximately $192 million of Lincoln Park Savings Bank (“Lincoln Park”). Wheaton Bank & Trust Company acquired assets with a fair value of approximately $344 million and assumed liabilities with a fair value of approximately $416 million of Wheatland Bank (“Wheatland”). Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to these loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At the acquisition date, the Company estimated the fair value of the reimbursable losses to be approximately $113.8 million. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses. The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification asset, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. These transactions resulted in a bargain purchase gain of $26.5 million, $22.3 million for Wheatland and $4.2 million for Lincoln Park, and are shown as a component of non-interest income on the Company’s Consolidated Statement of Income.

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
Both life insurance premium finance asset purchases were accounted for as a single business combination under the acquisition method of accounting as required by applicable accounting guidance. Accordingly, the impact related to this transaction is included in the Company’s financial statements only since the effective date of acquisition. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Under ASC 805, “Business Combinations” (ASC 805), a gain is recorded equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed and consideration paid. As such, the Company recognized a $10.9 million bargain purchase gain in the first quarter of 2010, a $43.0 million bargain purchase gain in the fourth quarter of 2009 and a $113.1 million bargain purchase gain in the third quarter of 2009, relating to the loans acquired for which all contingencies were removed. As of March 31, 2010, the full amount of the bargain purchase gain had been recognized into income. This gain is shown as a component of non-interest income on the Company’s Consolidated Statement of Income.
The following table summarizes the fair value of assets acquired and the resulting bargain purchase gain at the date of acquisition:

(Dollars in thousands)

Assets:
Loans	$910,873
Customer list intangible	1,800
Other assets	150

Total assets	912,823

Cash Paid	745,916

Total bargain purchase gain recognized	$166,907

Calculation of the Fair Value of Loans Acquired — Life Insurance Premium Finance Assets
The Company determined the fair value of the loans acquired with the assistance of an independent third party valuation firm which utilized a discounted cash flow analysis to estimate the fair value of the loan portfolio. Primary factors impacting the estimated cash flows in the valuation model were certain income and expense items and changes in the estimated future balances of loans. The significant assumptions used in calculating the fair value of the loans acquired included estimating interest income, loan losses, servicing costs, costs of funding, and life of the loans.
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
Loans with evidence of credit quality deterioration since origination
For the Lincoln Park, Wheatland and life insurance premium finance receivable acquisitions, the difference between the fair value of the loans acquired and the outstanding principal balance of these loans at the date of purchase is comprised of two components, an accretable component and a non-accretable component. The accretable component is being recognized into interest income using the effective yield method over the estimated remaining life of the loans. The non-accretable portion will be evaluated each quarter and if the loans’ credit related conditions improve, a portion will be transferred to the accretable component and accreted over future periods. In the event a specific loan prepays in whole, any remaining accretable and non-accretable discount is recognized in income immediately. If credit related conditions deteriorate, an allowance related to these loans will be established as part of the provision for credit losses. See Note 6 — Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.
(4) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(5) Available-for-sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	cost	gains	losses	value
U.S. Treasury	$120,738	$—	$(3,725)	$117,013
U.S. Government agencies	793,610	3,434	(107)	796,937
Municipal	50,289	1,656	(53)	51,892
Corporate notes and other:
Financial issuers (1)	49,291	2,356	(1,522)	50,125
Other	24,727	162	(19)	24,870
Mortgage-backed: (2)
Agency	180,554	14,152	—	194,706
Non-agency CMOs	92,722	5,915	—	98,637
Non-agency CMOs — Alt A	46,265	1,942	—	48,207
Other equity securities	35,612	36	—	35,648

Total available-for-sale securities	$1,393,808	$29,653	$(5,426)	$1,418,035

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	cost	gains	losses	value
U.S. Treasury	$121,310	$—	$(10,494)	$110,816
U.S. Government agencies	579,249	550	(3,623)	576,176
Municipal	63,344	2,195	(203)	65,336
Corporate notes and other debt
Financial issuers (1)	42,241	1,518	(2,013)	41,746
Retained subordinated securities	47,448	254	—	47,702
Other	—	—	—	—
Mortgage-backed (2)
Agency	205,257	11,287	—	216,544
Non-agency CMOs	102,045	6,133	(194)	107,984
Non-agency CMOs — Alt A	51,306	1,025	(1,553)	50,778
Other equity securities	37,969	15	—	37,984

Total available-for-sale securities	$1,250,169	$22,977	$(18,080)	$1,255,066

(1)	To the extent investments in trust-preferred securities are included, they are direct issues and do not include pooled trust-preferred securities.

(2)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following tables present the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010:

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses

U.S. Treasury	$—	—	117,013	(3,725)	117,013	(3,725)
U.S. Government agencies	94,844	(107)	—	—	94,844	(107)
Municipal	1,068	(4)	2,030	(49)	3,098	(53)
Corporate notes and other:
Financial issuers	9,001	(110)	4,528	(1,412)	13,529	(1,522)
Other	10,673	(19)	—	—	10,673	(19)

Total	$115,586	(240)	123,571	(5,186)	239,157	(5,426)

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
The Company does not consider securities with unrealized losses at June 30, 2010 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily U.S. Treasury securities and corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of three trust-preferred securities with high investment grades. These obligations have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.
Effective April 1, 2009, the Company adopted new guidance for the measurement and recognition of other than temporary impairment for debt securities, which is now part of ASC 320 “Investments — Debt and Equity Securities” (“ASC 320”). The new guidance provides that if an entity does not intend to sell, and it is more likely than not that the entity will not be required to sell a debt security before recovery of its cost basis, impairment should be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. The amount of impairment related to credit loss is recognized in earnings and the impairment related to other factors is recognized in other comprehensive income (loss). To determine the amount related to credit loss, the Company applies a method similar to that described by ASC 310, using a single best estimate of expected cash flows. The Company’s adoption of this guidance for the measurement and changes in the amount of credit losses recognized in net income on these corporate debt securities are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period (1)	$(472)	$(6,181)	$(472)	$(6,181)
Credit losses recognized	—	—	—	—
Reductions for securities sold during the period	—	1,986	—	1,986

Balance at end of period	$(472)	$(4,195)	$(472)	$(4,195)

(1)	For the six months ended June 30, 2009, the balance at beginning of period is as of April 1, 2009.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Realized gains	$46	1,703	$549	1,815
Realized losses	—	(163)	(111)	(178)

Net realized gains	$46	1,540	$438	1,637
Other than temporary impairment charges	—	—	—	2,135

Gains (losses) on available-for-sale securities, net	$46	1,540	$438	(498)

Proceeds from sales of available-for-sale securities	$86,139	78,794	$270,654	1,071,192

The amortized cost and fair value of securities as of June 30, 2010 and December 31, 2009, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties (in thousands):

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Due in one year or less	$326,413	326,588	111,380	111,860
Due in one to five years	349,038	350,208	221,294	222,152
Due in five to ten years	181,941	179,412	328,914	318,796
Due after ten years	181,263	184,629	192,004	188,968
Mortgage-backed	319,541	341,550	358,608	375,306
Other equity	35,612	35,648	37,969	37,984

Total available-for-sale securities	$1,393,808	1,418,035	1,250,169	1,255,066

At June 30, 2010 and December 31, 2009, securities having a carrying value of $890 million and $865 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At June 30, 2010, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of June 30, 2010, December 31, 2009 and June 30, 2009:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Balance:
Commercial	$1,827,618	$1,743,208	$1,680,993
Commercial real estate	3,347,823	3,296,698	3,402,924
Home equity	922,305	930,482	912,399
Residential real estate	332,673	306,296	279,345
Premium finance receivables — commercial	1,346,985	730,144	888,115
Premium finance receivables — life insurance	1,378,657	1,197,893	182,399
Indirect consumer loans	69,011	98,134	133,808
Other loans	99,091	108,916	115,493

Total loans, net of unearned income, excluding covered loans	$9,324,163	$8,411,771	$7,595,476

Covered loans	275,563	—	—

Total loans	$9,599,726	$8,411,771	$7,595,476

Mix:
Commercial	19%	21%	22%
Commercial real estate	35	39	45
Home equity	10	11	12
Residential real estate	3	4	3
Premium finance receivables — commercial	14	9	12
Premium finance receivables — life insurance	14	14	2
Indirect consumer loans	1	1	2
Other loans	1	1	2

Total loans, net of unearned income, excluding covered loans	97%	100%	100%
Covered loans	3	—	—

Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $36.9 million at June 30, 2010, $31.8 million at December 31, 2009 and $30.7 million at June 30, 2009. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in the third and fourth quarters of 2009 as well as the covered loans acquired in the Lincoln Park and Wheatland FDIC-assisted acquisitions in the second quarter of 2010 are recorded net of credit discounts. See “Acquired Loan Information at Acquisition”, below. The $616.8 million increase in commercial premium finance receivables at June 30, 2010 compared to December 31, 2009 is primarily due to the third quarter 2009 securitization transaction that is now accounted for as a secured borrowing.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $11.7 million at June 30, 2010, $10.7 million at December 31, 2009 and $10.5 million at June 30, 2009.
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
It is the policy of the Company to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral necessary to obtain when making a loan. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of default, through adherence to state lending laws and the Company’s credit monitoring procedures.

Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination
As part of our acquisition of a portfolio of life insurance premium finance loans in 2009 as well as the Lincoln Park and Wheatland bank acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The portfolio of life insurance premium finance loans had an unpaid principal balance of $1.0 billion and a carrying value of $896.3 million at acquisition. At June 30, 2010, the unpaid principal balance and carrying value of these loans were $930.9 million and $850.9 million, respectively. The portfolio of loans acquired from the Lincoln Park acquisition had an unpaid principal balance of $138.7 million and a carrying value of $105.1 million at acquisition. At June 30, 2010, the unpaid principal balance and carrying value of these loans totaled $135.5 million and $102.1 million, respectively. The portfolio of loans acquired from the Wheatland acquisition had an unpaid principal balance of $284.2 million and a carrying value of $175.1 million at acquisition. At June 30, 2010, the unpaid principal balance and carrying value of these loans totaled $282.4 million and $173.4 million, respectively.
The following table provides details on these loans at each acquisition:

			Life Insurance
			Premium
(Dollars in thousands)	Wheatland	Lincoln Park	Finance Loans

Contractually required payments including interest	$307,103	$165,284	$1,032,714
Less: Nonaccretable difference	118,660	36,304	41,281

Cash flows expected to be collected (1)	188,443	128,980	991,433
Less: Accretable yield	13,296	23,980	80,560

Fair value of loans acquired with evidence of credit quality deterioration since origination	$175,147	$105,000	$910,873

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
There was no allowance for loan losses associated with this portfolio of loans at June 30, 2010 compared to an allowance of $615,000 at December 31, 2009. The allowance in prior periods represented deterioration to the portfolio subsequent to acquisition.
Accretable Yield Activity
The following table provides activity for the accretable yield of these loans:

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
			Life Insurance			Life Insurance
			Premium			Premium
(Dollars in thousands)	Wheatland	Lincoln Park	Finance Loans	Wheatland	Lincoln Park	Finance Loans

Accretable yield, beginning balance	$—	$—	$58,037	$—	$—	$65,026
Acquisitions	13,296	23,980	—	13,296	23,980	—
Accretable yield amortized to interest income	(1,469)	(1,213)	(11,661)	(1,469)	(1,213)	(20,795)
Reclassification from the non-accretable difference (1)	—	—	5,403	—	—	7,692
Reclassification to the non-accretable difference (2)	—	—	—	—	—	(144)

Accretable yield, ending balance	$11,827	$22,767	$51,779	$11,827	$22,767	$51,779

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(2)	Reclassification to the non-accretable difference represents a decrease to the estimated cash flows to be collected on the underlying portfolio.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Allowance for loan losses at beginning of period	$102,397	$74,248	$98,277	$69,767
Provision for credit losses	41,297	23,663	70,342	38,136
Other adjustments — allowance for loan losses related to consolidation of securitization entity	—	—	1,943	—
Reclassification to allowance for losses on lending-related commitments	785	—	684	—
Charge-offs	(38,603)	(13,144)	(66,594)	(23,530)
Recoveries	671	346	1,895	740

Net charge-offs, excluding covered loans	$(37,932)	$(12,798)	$(64,699)	$(22,790)
Covered loans	—	—	—	—

Total net charge-offs	(37,932)	(12,798)	(64,699)	(22,790)

Allowance for loan losses at period end	$106,547	$85,113	$106,547	$85,113
Allowance for losses on lending-related commitments at period end	2,169	1,586	2,169	1,586

Allowance for credit losses at period end	$108,716	$86,699	$108,716	$86,699

A summary of non-accrual, impaired loans and loans past due greater than 90 days and still accruing interest are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Non-performing loans:
Loans past due greater than 90 days and still accruing interest	$11,202	$7,800	$24,303
Non-accrual loans	124,199	124,004	213,916

Total non-performing loans, excluding covered loans	$135,401	$131,804	$238,219
Covered loans	104,608	—	—

Total non-performing loans	$240,009	$131,804	$238,219

Impaired loans (included in Non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$85,074	$58,222	$131,208
Impaired loans with no allowance for loan loss required	88,723	82,250	64,677

Total impaired loans (included in Non-performing and restructured loans)	$173,797	$140,472	$195,885

Allowance for loan losses related to impaired loans	$21,819	$17,567	$33,741

Restructured loans	$64,683	$32,432	$—

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.
The average recorded investment in impaired loans was $78.4 million and $132.8 million for the six months ended June 30, 2010 and 2009, respectively.

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
Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company under ASC 810 and ASC 860. See Note 2 to the Consolidated Financial Statements for a discussion of changes to the accounting for transfers and servicing of financial assets and consolidation of variable interest entities, including the elimination of qualifying SPEs. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statement of Condition. The securitization entity’s receivables underlying third-party investors’ interests are recorded in loans, net of unearned income, excluding covered loans, an allowance for loan losses was established and the related debt issued is reported in secured borrowings—owed to securitization investors. Additionally, beginning on January 1, 2010, certain other of the Company’s retained interests in the transaction, principally consisting of subordinated securities, cash collateral, and overcollateralization of loans, now constitute intercompany positions, which are eliminated in the preparation of the Company’s Consolidated Statement of Condition.
Upon transfer of premium finance receivables — commercial to the securitization entity, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the securitization entity’s creditors. The securitization entity has ownership of interest-bearing deposit balances that also have restrictions, the amounts of which are reported in interest-bearing deposits with other banks. Investment of the interest-bearing deposit balances is limited to investments that are permitted under the governing documents of the transaction. With the exception of the seller’s interest in the transferred receivables, the Company’s interests in the securitization entity’s assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the securitization entity’s debt.
The carrying values and classification of the restricted assets and liabilities relating to the securitization activities are shown in the table below.

June 30,
(Dollars in thousands)	2010
Cash collateral accounts	$1,759
Collections and interest funding accounts	81,742

Interest-bearing deposits with banks — restricted for securitization investors	83,501
Loans, net of unearned income — restricted for securitization investors	600,834
Allowance for loan losses	(1,977)

Net loans — restricted for securitization investors	598,857
Other assets	1,949

Total assets	$684,307

Secured borrowings — owed to securitization investors	$600,000
Other liabilities	3,914

Total liabilities	$603,914

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables — commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of June 30, 2010, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.
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

No adjustments were made to goodwill in the first six months of 2010. Pursuant to the acquisition of Professional Mortgage Partners (“PMP”) in December 2008, Wintrust may be required to pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any contingent payments made pursuant to this transaction would be reflected as increases in the Community banking segment’s goodwill.
A summary of finite-lived intangible assets as of June 30, 2010, December 31, 2009 and June 30, 2009 and the expected amortization as of June 30, 2010 is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Customer list intangibles:
Gross carrying amount	$5,052	$5,052	$3,252
Accumulated amortization	(3,401)	(3,307)	(3,165)

Net carrying amount	1,651	1,745	87

Core deposit intangibles:
Core deposit intangibles
Gross carrying amount	28,888	27,918	27,918
Accumulated amortization	(17,264)	(16,039)	(14,761)

Net carrying amount	11,624	11,879	13,157

Total other intangible assets, net	$13,275	$13,624	$13,244

Estimated amortization

Actual in six months ended June 30, 2010	$1,319
Estimated remaining in 2010	1,369
Estimated — 2011	2,600
Estimated — 2012	2,552
Estimated — 2013	2,484
Estimated — 2014	2,158

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
The increase in core deposit intangibles from 2009 was related to the FDIC-assisted acquisitions of Lincoln Park and Wheatland during the second quarter of 2010. Core deposit intangibles recognized in connection with the Company’s bank acquisitions are being amortized over ten-year periods on an accelerated basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $1.3 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.
(10) Deposits
The following table is a summary of deposits as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Balance:
Non-interest bearing deposits	$953,814	$864,306	$793,173
NOW accounts	1,560,733	1,415,856	1,072,255
Wealth management deposits	694,830	971,113	919,968
Money market accounts	1,722,729	1,534,632	1,379,164
Savings accounts	594,753	561,916	461,377
Time certificates of deposit	5,097,883	4,569,251	4,565,395

Total deposits	$10,624,742	$9,917,074	$9,191,332

Mix:
Non-interest bearing deposits	9%	9%	9%
NOW accounts	15	14	11
Wealth management deposits	6	10	10
Money market accounts	16	15	15
Savings accounts	6	6	5
Time certificates of deposit	48	46	50

Total deposits	100%	100%	100%

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

(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	415,571	430,987	435,980

Other borrowings:
Securities sold under repurchase agreements	218,424	245,640	242,478
Other	—	1,797	1,808

Total other borrowings	218,424	247,437	244,286

Secured borrowings — owed to securitization investors	600,000	—	—

Subordinated notes	55,000	60,000	65,000

Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes	$1,289,995	$739,424	$746,266

At June 30, 2010, the Company had notes payable with a $1.0 million outstanding balance, with an interest rate of 4.50%, under a $51.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $50.0 million revolving note, maturing on October 30, 2010, and a $1.0 million note maturing on June 1, 2015. At June 30, 2010, there was no outstanding balance on the $50.0 million revolving note. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points.
Commencing August 2009, a commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeds the amount outstanding under such facility.
The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2010, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions as well as unamortized prepayment fees recorded in connection with debt restructurings. In the second quarter of 2010, the Company restructured $146 million of FHLB advances, paying $6.8 million in prepayment fees, in order to achieve lower advance interest rates. In the first quarter of 2010, the Company restructured $38 million of FHLB advances, paying $1.8 million in prepayment fees. These prepayment fees are being amortized as an adjustment to interest expense using the effective interest method.
At June 30, 2010 securities sold under repurchase agreements represent $71.9 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $146.6 million of short-term borrowings from brokers.
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables - commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The QSPE issued $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under TALF. The disclosures contained in this paragraph supersede and replace the disclosures contained in (i) the second paragraph of Note 6, (“Loan Securitization—Servicing Portfolio”), in Item 8, Financial Statements, in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and (ii) the second to last paragraph of Note 11 (“Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes”), contained in Item 1, Financial Statements, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The Company’s adoption of new accounting standards on January 1, 2010 resulted in the consolidation of the QSPE that was not previously recorded on the Company’s Consolidated Statement of Condition. See Note 2 — Recent Accounting Developments and Note 8 — Loan Securitization, for more information on the QSPE.

The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of June 30, 2010 were $15.0 million, $15.0 million and $25.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.
(12) Junior Subordinated Debentures
As of June 30, 2010, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2010. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

		Junior					Earliest
	Trust Preferred	Subordinated	Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	6/30/10	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	3.55%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	3.33%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	3.13%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	2.49%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	1.98%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,186	L+3.00	3.34%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,186	L+3.00	3.34%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,155	L+3.00	3.53%	05/2004	05/2034	05/2009

Total		$249,493		3.65%

The junior subordinated debentures totaled $249.5 million at June 30, 2010, December 31, 2009 and June 30, 2009.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At June 30, 2010, the weighted average contractual interest rate on the junior subordinated debentures was 3.65%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on June 30, 2010, was 7.00%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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

The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At June 30, 2010, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.
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
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are generally the same as those described in the Summary of Significant Accounting Policies in Note 1. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Intersegment revenue and transfers are generally accounted for at current market prices. The parent and intersegment eliminations reflect parent company information and intersegment eliminations. In the fourth quarter of 2009, the contribution attributable to the wealth management deposits was redefined to measure the value as an alternative source of funding for each bank. In previous periods, the contribution from these deposits was measured as the full net interest income contribution. The redefined measure better reflects the value of these deposits to the Company. Prior period information has been restated to reflect these changes.

The following is a summary of certain operating information for reportable segments (in thousands):

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2010	2009	Contribution	Contribution
Net interest income:
Community banking	$97,437	$69,653	$27,784	40%
Specialty finance	15,331	19,204	(3,873)	(20)
Wealth management	2,437	4,530	(2,093)	(46)
Parent and inter-segment eliminations	(10,891)	(20,890)	9,999	48

Total net interest income	$104,314	$72,497	$31,817	44%

Non-interest income:
Community banking	$41,618	$28,207	$13,411	48%
Specialty finance	707	650	57	9
Wealth management	11,069	9,553	1,516	16
Parent and inter-segment eliminations	(2,958)	7,042	(10,000)	(142)

Total non-interest income	$50,436	$45,452	$4,984	11%

Net Revenue (loss):
Community banking	$139,055	$97,860	$41,195	42%
Specialty finance	16,038	19,854	(3,816)	(19)
Wealth management	13,506	14,083	(577)	(4)
Parent and inter-segment eliminations	(13,849)	(13,848)	(1)	0

Total net revenue	$154,750	$117,949	$36,801	31%

Segment profit (loss):
Community banking	$24,604	$4,696	$19,908	424%
Specialty finance	(143)	8,080	(8,223)	(102)
Wealth management	1,316	2,171	(855)	(39)
Parent and inter-segment eliminations	(12,768)	(8,398)	(4,370)	(52)

Total segment profit (loss)	$13,009	$6,549	$6,460	99%

Segment assets:
Community banking	$12,875,801	$11,214,377	$1,661,424	15%
Specialty finance	2,886,020	1,146,971	1,739,049	152
Wealth management	66,123	58,068	8,055	14
Parent and inter-segment eliminations	(2,119,384)	(1,059,880)	(1,059,504)	(100)

Total segment assets	$13,708,560	$11,359,536	$2,349,024	21%

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2010	2009	Contribution	Contribution
Net interest income:
Community banking	$185,461	$131,523	$53,938	41%
Specialty finance	29,663	38,219	(8,556)	(22)
Wealth management	4,979	7,739	(2,760)	(36)
Parent and inter-segment eliminations	(19,924)	(40,202)	20,278	50

Total net interest income	$200,179	$137,279	$62,900	46%

Non-interest income:
Community banking	$56,814	$51,683	$5,131	10%
Specialty finance	12,183	1,454	10,729	738
Wealth management	21,757	17,557	4,200	24
Parent and inter-segment eliminations	2,290	11,185	(8,895)	(80)

Total non-interest income	$93,044	$81,879	$11,165	14%

Net Revenue (loss):
Community banking	$242,275	$183,206	$59,069	32%
Specialty finance	41,846	39,673	2,173	5
Wealth management	26,736	25,296	1,440	6
Parent and inter-segment eliminations	(17,634)	(29,017)	11,383	39

Total net revenue	$293,223	$219,158	$74,065	34%

Segment profit (loss):
Community banking	$30,627	$10,574	$20,053	190%
Specialty finance	8,897	16,285	(7,388)	(45)
Wealth management	2,373	3,290	(917)	(28)
Parent and inter-segment eliminations	(12,870)	(17,242)	4,372	25

Total segment profit (loss)	$29,027	$12,907	$16,120	125%

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
As required by ASC 815, the Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815, including changes in fair value related to the ineffective portion of cash flow hedges, are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are periodically validated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans on a best efforts basis) are estimated based on changes in mortgage interest rates from the date of the loan commitment.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance			Balance
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments under ASC 815:

Interest rate swaps designated as Cash Flow Hedges	Other assets	—	—	Other liabilities	$15,408	$14,701

Derivatives not designated as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	$11,677	$7,759	Other liabilities	$12,297	$8,076
Interest rate lock commitments	Other assets	$4,651	$32	Other liabilities	$166	$3,002
Forward commitments to sell mortgage loans	Other assets	$122	$4,860	Other liabilities	$7,785	$37

Total derivatives not designated as hedging instruments under ASC 815		$16,450	$12,651		$20,248	$11,115

Total derivatives		$16,450	$12,651		$35,656	$25,816

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2010, the Company had five interest rate swaps with an aggregate notional amount of $175.0 million that were designated as cash flow hedges of interest rate risk.

The table below provides details on each of these five interest rate swaps as of June 30, 2010 (dollars in thousands):

	June 30, 2010
	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship

Pay Fixed, Receive Variable:
September 2011	$20,000	$(1,129)	0.53%	5.25%	Cash Flow
September 2011	40,000	(2,259)	0.53%	5.25%	Cash Flow
October 2011	25,000	(853)	0.30%	3.39%	Cash Flow
September 2013	50,000	(6,181)	0.54%	5.30%	Cash Flow
September 2013	40,000	(4,986)	0.53%	5.30%	Cash Flow

Total	$175,000	$(15,408)

Since entering into these interest rate swaps, they have been used to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statement of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three and six months ended June 30, 2010 or June 30, 2009. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Unrealized loss at beginning of period	$(15,754)	$(18,796)	$(15,487)	$(20,549)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	2,199	1,800	4,392	3,402
Amount of gain (loss) recognized in other comprehensive income	(2,414)	1,014	(4,874)	1,165

Unrealized loss at end of period	$(15,969)	$(15,982)	$(15,969)	$(15,982)

In September 2008, the Company terminated an interest rate swap with a notional amount of $25.0 million (maturing in October 2011) that was designated in a cash flow hedge and entered into a new interest rate swap with another counterparty to effectively replace the terminated swap. The interest rate swap was terminated by the Company in accordance with the default provisions in the swap agreement. The unrealized loss on the interest rate swap at the date of termination is being amortized out of other comprehensive income to interest expense over the remaining term of the terminated swap. At June 30, 2010 accumulated other comprehensive income (loss) includes $561,000 of unrealized loss ($345,000 net of tax) related to this terminated interest rate swap.
As of June 30, 2010, the Company estimates that during the next twelve months, $8.0 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
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
Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2010, the Company had approximately 94 derivative transactions (47 with customers and 47 with third parties) with an aggregate notional amount of approximately $375.9 million (all interest rate swaps) related to this program. These interest rate derivatives had maturity dates ranging from August 2010 to March 2019.
Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2010 the Company had interest rate lock commitments with an aggregate notional amount of approximately $527 million and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $584 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2010, December 31, 2009 or June 30, 2009.
Amounts included in the consolidated statement of income related to derivative instruments not designated in hedge relationships were as follows (dollars in thousands) :

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
Derivative	Location in income statement	2010	2009	2010	2009
Interest rate swaps and floors	Other income	$(227)	$(140)	$(303)	$247
Mortgage banking derivatives	Mortgage banking revenue	(6,458)	2,897	(8,601)	2,187
Covered call options	Other income	169	—	459	1,998
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well / adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2010, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $28.4 million. As of June 30, 2010 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $11.9 million of cash and $10.0 million of securities. If the Company had breached any of these provisions at June 30, 2010 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

(15) Fair Values of Assets and Liabilities
Effective January 1, 2008, upon adoption of SFAS No. 157, “Fair Value Measurement”, which is now part of ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), the Company began to group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	June 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$117,013	$—	$117,013	$—
U.S. Government agencies	796,937	—	796,937	—
Municipal	51,892	—	37,864	14,028
Corporate notes and other	74,995	—	63,643	11,352
Mortgage-backed	341,550	—	196,219	145,331
Equity securities (1)	35,648	—	8,757	26,891
Trading account securities	38,261	53	1,399	36,809
Mortgage loans held-for-sale	222,703	—	222,703	—
Mortgage servicing rights	5,437	—	—	5,437
Nonqualified deferred compensation assets	3,135	—	3,135	—
Derivative assets	16,450	—	16,450	—

Total	$1,704,021	$53	$1,464,120	$239,848

Derivative liabilities	$35,656	$—	$35,656	$—

	June 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$110,928	$—	$110,928	$—
U.S. Government agencies	515,232	—	515,232	—
Municipal	58,863	—	50,508	8,355
Corporate notes and other	62,272	—	57,894	4,378
Mortgage-backed	406,330	—	238,954	167,376
Equity securities (1)	34,633	—	8,952	25,681
Trading account securities	22,973	200	1,351	21,422
Mortgage loans held-for-sale	291,275	—	291,275	—
Mortgage servicing rights	6,278	—	—	6,278
Nonqualified deferred compensation assets	2,461	—	2,461	—
Derivative assets	10,279	—	10,279	—

Total	$1,521,524	$200	$1,287,834	$233,490

Derivative liabilities	$23,117	$—	$23,117	$—

(1)	Excludes the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of June 30, 2010 and 2009 for mortgage loans held-for-sale measured at fair value under ASC 825 was $213.9 million and $283.5 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $222.7 million and $291.3 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2010 and 2009.

The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during the three months and six months ended June 30, 2010 are summarized as follows:

		Corporate
		notes and	Mortgage-	Equity
(Dollars in thousands)	Municipal	other debt	backed	securities
Balance at March 31, 2010	$15,134	$11,582	$154,469	$26,800
Total net gains (losses) included in:
Net income (1)	—	(38)	—	—
Other comprehensive income	—	(192)	6,500	—
Purchases, issuances, sales and settlements, net	(1,106)	—	(16,372)	91
Net transfers into/(out) of Level 3	—	—	734	—

Balance at June 30, 2010	$14,028	$11,352	$145,331	$26,891

Balance at January 1, 2010	$17,152	$51,194	$158,449	$26,800
Total net gains (losses) included in:
Net income (1)	—	(33)	—	—
Other comprehensive income	—	835	2,520	—
Purchases, issuances, sales and settlements, net	(3,124)	(40,644)	(16,372)	91
Net transfers into/(out) of Level 3	—	—	734	—

Balance at June 30, 2010	$14,028	$11,352	$145,331	$26,891

(1)	Income for Municipal and Corporate notes and other is recognized as a component of interest income on securities.
The changes in Level 3 for assets and liabilities not included in the preceding table measured at fair value on a recurring basis during the three months and six months ended June 30, 2010 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	Interests
Balance at March 31, 2010	$37,895	$6,602	$43,541
Total net gains (losses) included in:
Net income (1)	(1,086)	(1,165)	—
Other comprehensive income	—	—	—
Purchases, issuances sales, and settlements, net	—	—	(43,541)
Net transfers into/(out) of Level 3	—	—	—

Balance at June 30, 2010	$36,809	$5,437	$—

Balance at January 1, 2010	$31,924	$6,745	$43,541
Total net gains (losses) included in:
Net income (1)	4,885	(1,308)	—
Other comprehensive income	—	—	—
Purchases, issuances sales, and settlements, net	—	—	(43,541)
Net transfers into/(out) of Level 3	—	—	—

Balance at June 30, 2010	$36,809	$5,437	$—

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and trading account securities interest income. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

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
The changes in Level 3 for assets and liabilities not included in the preceding table measured at fair value on a recurring basis during the three months and six months ended June 30, 2009 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	Interests
Balance at March 31, 2009	$12,218	$4,163	$301
Total net gains (losses) included in:
Net income (1)	8,204	2,115	—
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	1,000	—	(301)
Net transfers into/(out) of Level 3	—	—	—

Balance at June 30, 2009	$21,422	$6,278	$—

Balance at January 1, 2009	$3,075	$3,990	$1,229
Total net gains included in:
Net income (1)	16,301	2,288	—
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	2,046	—	(1,229)
Net transfers into/(out) of Level 3	—	—	—

Balance at June 30, 2009	$21,422	$6,278	$—

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and trading account securities interest income. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2010.

					Three Months	Six Months
					Ended	Ended
					June 30,	June 30,
					2010	2010
					Fair Value	Fair Value
	June 30, 2010				Losses	Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized	Recognized
Impaired loans	$173,797	$—	$—	$173,797	$5,942	$19,324
Other real estate owned	86,420	—	—	86,420	4,446	11,976

Total	$260,217	$—	$—	$260,217	$10,388	$31,300

Impaired loans — A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. A loan restructured in a troubled debt restructuring is an impaired loan according to applicable accounting guidance. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate collateral-dependant impaired loans.
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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statement of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	At June 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$152,376	152,376	158,616	158,616
Interest bearing deposits with banks	1,110,123	1,110,123	1,025,663	1,025,663
Available-for-sale securities	1,418,035	1,418,035	1,255,066	1,255,066
Trading account securities	38,261	38,261	33,774	33,774
Brokerage customer receivables	24,291	24,291	20,871	20,871
Federal home Loan Bank and Federal Reserve Bank stock, at cost	79,300	79,300	73,749	73,749
Mortgage loans held-for-sale, at fair value	222,703	222,703	265,786	265,786
Loans held-for-sale, at lower of cost or market	15,278	15,477	9,929	10,033
Total loans	9,599,726	9,793,173	8,411,771	8,403,305
Mortgage servicing rights	5,437	5,437	6,745	6,745
Nonqualified deferred compensation assets	3,135	3,135	2,827	2,827
Retained interests from the sale/securitization of premium finance receivables	—	—	43,541	43,541
Derivative assets	16,450	16,450	12,651	12,651
FDIC indemnification asset	114,102	114,102	—	—
Accrued interest receivable and other	133,400	133,400	129,774	129,774

Total financial assets	$12,932,617	13,126,263	11,450,763	11,442,401

Financial Liabilities:
Non-maturity deposits	$5,526,859	5,526,859	5,347,823	5,347,823
Deposits with stated maturities	5,097,883	5,150,018	4,569,251	4,616,658
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	415,571	442,639	430,987	446,663
Subordinated notes	55,000	55,000	60,000	60,000
Other borrowings	218,424	218,424	247,437	247,347
Secured borrowings — owed to securitization investors	600,000	600,000	—	—
Junior subordinated debentures	249,493	247,773	249,493	245,990
Derivative liabilities	35,656	35,656	25,816	25,816
Accrued interest payable and other	17,986	17,986	15,669	15,669

Total financial liabilities	$12,217,872	12,295,355	10,947,476	11,006,966

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
FDIC indemnification asset. The fair value of the FDIC indemnification asset is based on the discounted value of cash flows to be received from the FDIC.
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
(16) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted share awards, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock, and in May 2009 the Company’s shareholders approved an additional 325,000 shares of common stock that may be offered under the 2007 Plan. All grants made after 2006 were made pursuant to the 2007 Plan, and as of June 30, 2010, 181,463 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
The Company typically awards stock-based compensation in the form of stock options and restricted share awards. Stock options provide the holder of the option the right to purchase shares of Wintrust’s common stock at the fair market value of the stock on the date the options are granted. Options generally vest ratably over a five-year period and expire at such time as the Compensation Committee determines at the time of grant. The 2007 Plan provides for a maximum term of seven years from the date of grant while the 1997 Plan provided for a maximum term of ten years. Restricted share awards entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted share awards generally vest over periods of one to five years from the date of grant. Holders of the restricted share awards are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the six months ending June 30, 2010 and 2009:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Expected dividend yield	0.5%	2.2%
Expected volatility	48.2%	44.6%
Risk-free rate	2.8%	2.2%
Expected option life (in years)	6.2	6.0
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
Compensation cost charged to income for stock options was $421,000 and $862,000 in the second quarters of 2010 and 2009, respectively, and $998,000 and $1.8 million for the 2010 and 2009 year-to-date periods, respectively. Compensation cost charged to income for restricted share awards was $643,000 and $797,000 in the second quarters of 2010 and 2009, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively.
A summary of stock option activity under the Plans for the six months ended June 30, 2010 and June 30, 2009 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)

Outstanding at January 1, 2010	2,156,209	$37.61
Granted	57,865	35.05
Exercised	(108,451)	16.11
Forfeited or canceled	(39,236)	51.48

Outstanding at June 30, 2010	2,066,387	$38.40	3.6	$9,268

Exercisable at June 30, 2010	1,789,954	$38.69	3.4	$8,566

Outstanding at January 1, 2009	2,388,174	$35.61
Granted	31,500	16.97
Exercised	(52,090)	11.83
Forfeited or canceled	(46,989)	29.68

Outstanding at June 30, 2009	2,320,595	$36.01	4.1	$1,408

Exercisable at June 30, 2009	1,920,664	$34.39	3.8	$1,376

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the six months ended June 30, 2010 and 2009 was $16.65 and $6.28, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and 2009, was $2.2 million and $218,000, respectively.

A summary of restricted share award activity under the Plans for the six months ended June 30, 2010 and June 30, 2009 is presented below:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1	208,430	$43.24	262,997	$44.09
Granted	131,656	35.84	10,000	20.22
Vested and issued	(40,816)	47.49	(65,944)	41.26
Forfeited	(301)	33.18	(1,085)	28.63

Outstanding at June 30	298,969	$39.42	205,968	$44.02

Vested, but not issuable at June 30	85,000	$51.88	—	$—

In the third quarter of 2009, the Company began paying a portion of the base pay of certain executives in the Company’s stock. Shares issued under this arrangement are granted under the Plan. In the second quarter of 2010, 1,181 shares were granted under this arrangement at an average stock price of $37.01 per share. For the six months ended June 30, 2010, 2,462 shares were granted at an average stock price of $35.52 per share. The number of shares granted as of each payroll date is based on the average of the high and low price of the Company’s common stock on such date.
As of June 30, 2010, there was $7.6 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises, vesting of restricted shares and issuance of base pay salary shares.
(17) Shareholders’ Equity and Earnings Per Share
Common Stock Offering
In March 2010, the Company issued through a public offering a total of 6,670,000 shares of its common stock at $33.25 per share, including 870,000 shares issued at $33.25 per share pursuant to an over-allotment option granted to the underwriters of the offering. Net proceeds to the Company totaled $210.4 million.
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
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months		For the Six Months
			Ended June 30,		Ended June 30,
(In thousands, except per share data)			2010	2009	2010	2009
Net income (loss)			$13,009	$6,549	$29,027	$12,907
Less: Preferred stock dividends and discount accretion			4,943	5,000	9,887	10,000

Net income applicable to common shares — Diluted	(A	)	8,066	1,549	19,140	2,907

Weighted average common shares outstanding	(B	)	31,074	23,964	28,522	23,910
Effect of dilutive potential common shares			1,267	300	1,203	269

Weighted average common shares and effect of dilutive potential common shares	(C	)	32,341	24,264	29,725	24,179

Net income per common share:
Basic	(A/B	)	$0.26	$0.06	$0.67	$0.12

Diluted	(A/C	)	$0.25	$0.06	$0.64	$0.12

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
(18) Subsequent Events
On August, 6, 2010, the Company announced that its wholly-owned subsidiary bank, Northbrook, had acquired certain assets and liabilities and the banking operations of Ravenswood Bank (“Ravenswood”) in an FDIC-assisted transaction. Ravenswood operates one location in Chicago, Illinois and one in Mount Prospect, Illinois and had approximately $211 million in total loans and $269 million in total deposits as of June 30, 2010. Northbrook acquired approximately $190 million of assets (subject to final adjustments) at a discount of approximately 12.6% and assumed approximately $120 million of non-brokered deposits of Ravenswood at a premium of approximately 0.9%. In connection with the acquisition, Northbrook entered into a loss sharing agreement with the FDIC. Under the loss-sharing agreement, Northbrook will share in losses and the FDIC will cover 80% of the losses of certain loans and foreclosed real estate at Ravenswood.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2010, compared with December 31, 2009 and June 30, 2009, and the results of operations for the six month periods ended June 30, 2010 and 2009, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the Risk Factors discussed under Item 1A of the Company’s 2009 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
The Current Economic Environment
Both the U.S. economy and the Company’s local markets continue to face challenging conditions in 2010. The credit crisis that began in 2008 continues, resulting in high unemployment and depressed home values throughout the Chicago metropolitan area and southeastern Wisconsin. The stress of the existing economic environment and the depressed real estate valuations in the Company’s markets continue to impact our business in 2010. Defaults by borrowers and the decline in fair value of collateral resulted in the Company recording higher provisions for credit losses, higher net charge-offs, an increase in the Company’s allowance for loan losses and the restructuring of certain borrower loan agreements in both the three and six month periods ended June 30, 2010 as compared to the same periods in 2009. In response to these conditions, Management continues to monitor carefully the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment. In particular:
•	The Company created a dedicated division in 2008, the Managed Assets Division, to focus on resolving problem asset situations. Comprised of experienced lenders, the Managed Assets Division takes control of managing the Company’s more significant problem assets and also conducts ongoing reviews and evaluations of all significant problem assets, including the formulation of action plans and updates on recent developments.

•	The Company’s provision for credit losses in the second quarter of 2010 totaled $41.3 million, an increase of $17.6 million when compared to the second quarter of 2009. The provision for credit losses in the first six months of 2010 totaled $70.3 million, an increase of $32.2 million when compared to the first six months of 2009. Net charge-offs increased to $37.9 million in the second quarter of 2010 (of which $16.7 million related to commercial and commercial real estate loans), compared to only $12.8 million for the same period in 2009 (of which $9.7 million related to commercial and commercial real estate loans). In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company. Net charge-offs increased to $64.7 million in the first six months of 2010 (of which $40.8 million related to commercial and commercial real estate loans), compared to only $22.8 million for the same period in 2009 (of which $17.4 million related to commercial and commercial real estate loans).

•	The Company increased its allowance for loan losses to $106.5 million at June 30, 2010, reflecting an increase of $21.4 million, or 25%, when compared to the same period in 2009 and an increase of $8.3 million, or 8%, when compared to December 31, 2009. At June 30, 2010, approximately $53.2 million, or 50%, of the allowance for loan losses was associated with commercial real estate loans and another $30.7 million, or 29%, was associated with commercial loans.

•	During the second quarter of 2010, Wintrust had significant exposure to commercial real estate. At June 30, 2010, $3.3 billion, or 36%, of our loan portfolio was commercial real estate, with more than 90% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. The commercial real estate loan portfolio was comprised of $587.2 million related to land, residential and commercial construction, $535.5 million related to office buildings loans, $484.5 million related to retail loans, $472.7 million related to industrial use loans, $276.9 million related to multi-family loans and $991.0 million related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real state valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of June 30, 2010, the Company had approximately $85.2 million of non-performing commercial real estate loans representing approximately 3% of the total commercial real estate loan portfolio. $43.3 million, or 51%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•	Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $135.4 million (of which $85.2 million, or 63%, was related to commercial real estate) at June 30, 2010, a decrease of $102.8 million compared to June 30, 2009. Non-performing loans declined as a result of selling such loans to third parties, charging loans off or down to fair value, collections, and transfers to other real estate owned. These actions combined with the significant declines in real estate valuations increased net charge-offs and the aggregate other real estate owned balance and also resulted in the decline in level of non-performing loans.

•	The Company’s other real estate owned, excluding covered other real estate owned, increased by $45.0 million, to $86.4 million during the second quarter of 2010, from $41.4 million at June 30, 2009. These changes were largely caused by the increase in properties acquired in foreclosure or received through a deed in lieu of foreclosure related to residential real estate development and commercial real estate loans. Specifically, the $86.4 million of other real estate owned as of June 30, 2010 was comprised of $27.2 million of residential real estate development property, $53.8 million of commercial real estate property and $5.4 million of residential real estate property.
During 2009, Management implemented a strategic effort to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. This strategic effort continued into the second quarter of 2010. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Management believes that the distressed macro-economic conditions would continue to exist in 2009 and 2010 and that the banking industry’s increase in non-performing loans would eventually lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, during 2009 and continuing through the second quarter of 2010, the Company attempted to liquidate as many non-performing loans and assets as possible. The impact of those decisions and actions included a decline in non-performing loans in the second quarter of 2010 from the same period in the prior year, an increase in the provision for credit losses and net charge-offs in the second quarter of 2010 compared to the second quarter of 2009, an increase in the overall level of the allowance for loan losses and an increase in other real estate owned as the Company acquired properties for ultimate sale through foreclosure or deeds in lieu of foreclosure. Management believes these actions will serve the Company well in the future as they protect the Company from further valuation deterioration and permit Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment. The Company’s goal in 2009 was to finish the year in a position to take advantage of the opportunities that many times result from distressed credit markets — specifically, a dislocation of assets, banks and people in the overall market. The Company continues to take advantage of these opportunities in 2010.
Further, the level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $136.7 million as of June 30 2010, decreasing $21.9 million compared to the balance of $158.6 million as of March 31, 2010. Management is very cognizant of the volatility in and the fragile nature of the national and local economic conditions and that some borrowers can experience severe difficulties and default suddenly even if they have never previously been delinquent in loan payments. Accordingly, Management believes that the current economic conditions will continue to apply stress to the quality of the Company’s loan portfolio. Accordingly, Management plans to continue to direct significant attention toward the prompt identification, management and resolution of problem loans.
During the second quarter of 2010, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At June 30, 2010, approximately $64.7 million in loans had terms modified, with $53.8 million of these modified loans in accruing status. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship.
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

A positive result of the economic environment was that our mortgage banking operation benefited from the low interest rate environment during 2009. Beginning in late 2008 and continuing throughout 2009, demand for mortgage loans increased due to the fall in interest rates. The interest rate environment coupled with the acquisition of additional staff and infrastructure resulted in the higher levels of loan originations and loan sales in 2009. However, loan originations have decreased in 2010 compared to 2009 which resulted in lower gains on sales of loans to the secondary market to be recorded by the Company. An increase in loss indemnification claims by purchasers of the Company’s loans also caused mortgage banking revenues to be lower in the second quarter of 2010. Mortgages originated and sold totaled $732.5 million in the second quarter of 2010 compared to $1.5 billion in the second quarter of 2009. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk and consequently sells most of such mortgages into the secondary market.
Prior to its participation in the U.S. Treasury’s Capital Purchase Program, the Company was well-capitalized and in 2009 and 2010, the Company’s capital ratios exceeded the minimum levels required for it to be considered well-capitalized. The Company’s participation in the CPP provided the Company with additional capital to expand its franchise through growth in loans and deposits. Further, to support the Company’s growth and take advantage of other opportunities, in March 2010, the Company issued through a public offering a total of 6,670,000 shares of its common stock at $33.25 per share, including 870,000 shares issued at $33.25 per share pursuant to an over-allotment option granted to the underwriters of the offering. Net proceeds to the Company totaled $210.4 million.
In total, the Company increased its loan portfolio, excluding covered loans, from $7.6 billion at June 30, 2009 to $9.6 billion at June 30, 2010. This increase was primarily as a result of the purchase of the life insurance premium finance portfolio which contributed to a $1.2 billion increase in that loan portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition — Interest Earning Assets” and Note 6 (“Loans”) of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2009, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including exceptional sources provided or facilitated by the federal government for the benefit of U.S. financial institutions. Among such sources was the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (the “TALF”). In September 2009 the Company securitized a portion of its property and casualty premium finance loan portfolio of $600 million, which was facilitated by the premium finance loans being eligible collateral under the TALF. The Federal Reserve Bank of New York ceased making new loans under the TALF on June 30, 2010.
The Company also benefited from its maintenance of fifteen separate banking charters, which allow the Company to offer its MaxSafe® product. Through the MaxSafe® product, the Company offers its customers the ability to maintain a depository account at each of the Company’s banking charters and thus receive fifteen times the ordinary FDIC limit, with the Company attending to much of the administrative difficulties this would ordinarily require. While the FDIC insurance limit, formerly $100,000 per depositor at each banking charter, has been raised by the FDIC to $250,000 per depositor at each banking charter, the MaxSafe® product has allowed the Company to attract large amounts of high quality deposits as financial distress has affected a number of banking institutions. At June 30, 2010, the Company had over $1 billion in overnight liquid funds and interest-bearing deposits with banks. Redeploying a portion of liquid assets into higher yielding assets while continuing to maintain adequate liquidity remains a key priority for 2010.
Community Banking
As of June 30, 2010, our community banking franchise consisted of 15 community banks (the “banks”) with 85 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of establishing de novo banks.

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
Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans and other real estate owned do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. Given the current economic conditions, these costs, specifically problem loan expenses, have been at elevated levels in recent quarters.
Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market. This revenue is significantly impacted by the level of interest rates associated with home mortgages. Recently, such interest rates have been historically low and customer refinancings have been high, although not as high as in the first six months of 2009. Additionally, in December 2008, we acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”). As a result of the acquisition, we significantly increased the capacity of our mortgage-origination operations, primarily in the Chicago metropolitan market. The PMP transaction also changed the mix of our mortgage origination business in the Chicago market, resulting in a relatively greater portion of that business being retail, rather than wholesale, oriented. The primary risk of the PMP acquisition transaction relates to the integration of a significant number of locations and staff members into our existing mortgage operation during a period of increased mortgage refinancing activity. Costs in the mortgage business are variable as they primarily relate to commissions paid to originators.
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
In determining the timing of the formation of de novo banks, the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. We began to slow the rate of growth of new locations in 2007 due to tightening net interest margins on new business which, in the opinion of management, did not provide enough net interest spread to be able to garner a sufficient return on our invested capital. Since the second quarter of 2008, we have not established a new banking location either through a de novo opening or through an acquisition (other than FDIC-assisted transactions), due to the financial system crisis and recessionary economy and our decision to utilize our capital to support our existing franchise rather than deploy our capital for expansion through new locations which tend to operate at a loss in the early months of operation. Thus, while expansion activity during the past three years has been at a level below earlier periods in our history, we expect to resume de novo bank openings, formation of additional branches and acquisitions of additional banks when favorable market conditions return or particular expansion opportunities become available. On April 23, 2010, the Company announced that two of its wholly-owned subsidiary banks, Northbrook Bank & Trust Company and Wheaton Bank & Trust Company, in two FDIC-assisted transactions, had respectively acquired certain assets and liabilities and the banking operations of Lincoln Park Savings Bank (“Lincoln Park”) and Wheatland Bank (“Wheatland”).
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
Financing of Commercial Insurance Premiums
FIFC originated approximately $849.5 million in commercial insurance premium finance receivables in the second quarter of 2010. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending; however, management has established various control procedures to mitigate the risks associated with this lending. However, in the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company. The Company has conducted a thorough review of the premium finance — commercial portfolio and found no signs of similar situations.
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
FIFC originated approximately $94.8 million in life insurance premium finance receivables in the second quarter of 2010. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. Similar to the commercial insurance premium finance receivables, the majority of life insurance premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.
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
TALF-Eligible Issuance. In September 2009, our indirect subsidiary, FIFC Premium Funding I, LLC, sold $600 million in aggregate principal amount of its Series 2009-A Premium Finance Asset Backed Notes, Class A (the “Notes”), which were issued in a securitization transaction sponsored by FIFC. FIFC Premium Funding I, LLC’s obligations under the Notes are secured by revolving loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies. At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in non-TALF-eligible transactions. The Federal Reserve Bank of New York ceased making new loans under the TALF on June 30, 2010. As a result, it is possible that funding our growth will be more costly if we pursue similar transactions in the future. However, as is true in the case of the CPP investment, management views the TALF-eligible securitization as a funding mechanism that offered us the ability to accelerate our growth plan, rather than one essential to the maintenance of our “well capitalized” status.
Increased FDIC Insurance for Non-Interest-Bearing Transaction Accounts. In November 2008, the FDIC adopted a final rule establishing the TLGP. The TLGP provided two limited guarantee programs: One, the Debt Guarantee Program, that guaranteed newly-issued senior unsecured debt, and another, the Transaction Account Guarantee program (“TAG”) that guaranteed certain noninterest-bearing transaction accounts at insured depository institutions. All insured depository institutions that offer noninterest-bearing transaction accounts had the option to participate in either program. We did not participate in the Debt Guarantee Program. In December 2008, each of our subsidiary banks elected to participate in the TAG, which provides unlimited FDIC insurance coverage for the entire account balance in exchange for an additional insurance premium to be paid by the depository institution for accounts with balances in excess of the current FDIC insurance limit of $250,000. Although this additional insurance coverage was initially scheduled to expire on December 31, 2009, in October 2009 and April 2010, the FDIC notified depository institutions that it was extending the TAG program for additional six month periods at the option of participating banks. In each case, our subsidiary banks determined that it was in their best interest to continue participation in the TAG program and opted to participate for each additional six-month period. Unless further extended, the additional insurance coverage provided by the TAG is scheduled to expire at December 31, 2010. Upon expiration of the TAG, a provision of the Dodd-Frank Wall Street Reform Act (the “Dodd-Frank Act”), which takes effect on December 31, 2010, will provide unlimited Federal insurance of the net amount of non-interest-bearing transaction accounts at all insured depository institutions through December 31, 2013. The unlimited FDIC coverage provided under the Dodd-Frank Act applies to a more narrowly defined set of non-interest-bearing transaction accounts than the TAG. Specifically, transaction accounts that earn de minimis interest and accounts on which institutions reserve a right to require advance notice of withdrawals (e.g., NOW Accounts) are covered by the unlimited Federal deposit insurance provided under the TAG, but will not continue to be covered by unlimited Federal deposit insurance under the Dodd-Frank Act.
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
Fair Market Valuation at Date of Purchase and Allowance for Loan Losses
ASC 805, “Business Combinations” (ASC 805), requires acquired loans to be recorded at fair market value. The application of ASC 805 requires incorporation of credit related factors directly into the fair value of the loans recorded at the acquisition date, thereby eliminating separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet. Accordingly, the Company established a credit discount for each loan as part of the determination of the fair market value of such loan in accordance with those accounting principles at the date of acquisition. See Note 6 of the Financial Statements presented under Item 1 of this report for a detailed roll-forward of the aggregate credit discounts established and any activity associated with balances since the dates of acquisition. Any adverse changes in the deemed collectible nature of a loan would subsequently be provided through a charge to the income statement through a provision for credit losses and a corresponding establishment of an allowance for loan losses. There was no allowance for loan losses associated with this portfolio of loans at June 30, 2010.

Acquisition of the Lincoln Park Bank and Wheatland Bank
On April 23, 2010, the Company acquired the banking operations of two entities in FDIC assisted transactions. Northbrook Bank & Trust Company acquired assets with a fair value of approximately $157 million and assumed liabilities with a fair value of approximately $192 million of Lincoln Park. Wheaton Bank & Trust Company acquired assets with a fair value of approximately $344 million and assumed liabilities with a fair value of approximately $416 million of Wheatland. Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to these loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At the acquisition date, the Company estimated the fair value of the reimbursable losses to be approximately $113.8 million. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses. The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification asset, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. These transactions resulted in a bargain purchase gain of $26.5 million, $22.3 million for Wheatland and $4.2 million for Lincoln Park, and are shown as a component of non-interest income on the Company’s Consolidated Statement of Income.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2010, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30 2010	June 30, 2009	Change
Net income	$13,009	$6,549		99%
Net income per common share — Diluted	0.25	0.06		317

Net revenue (1)	154,750	117,949		31
Net interest income	104,314	72,497		44

Core pre-tax earnings (2) (6)	47,649	24,962		91

Net interest margin (2)	3.43%	2.91%	52	bp
Net overhead ratio (3)	1.26	1.41		(15)
Efficiency ratio (2) (4)	59.72	72.02		(1,230)
Return on average assets	0.39	0.24		15
Return on average common equity	2.98	0.79		219

	Six Months	Six Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30 2010	June 30, 2009	Change
Net income	$29,027	$12,907	125%
Net income per common share — Diluted	0.64	0.12	433

Net revenue (1)	293,223	219,158	34
Net interest income	200,179	137,279	46

Core pre-tax earnings (2) (6)	89,715	44,859	100

Net interest margin (2)	3.41%	2.81%	60	bp
Net overhead ratio (3)	1.30	1.47	(17)
Efficiency ratio (2) (4)	60.13	73.00	(1,287)
Return on average assets	0.45	0.24	21
Return on average common equity	3.86	0.75	311

At end of period
Total assets	$13,708,560	$11,359,536	21%
Total loans	9,599,726	7,595,476	26
Total loans, including loans held-for-sale	9,837,707	8,416,576	17
Total deposits	10,624,742	9,191,332	16
Junior subordinated debentures	249,493	249,493	—
Total shareholders’ equity	1,384,736	1,065,076	30
Tangible common equity ratio (TCE) (2)	6.0%	4.4%	160	bp
Book value per common share	35.33	32.59	8%
Market price per common share	33.34	16.08	107

Excluding covered loans:
Allowance for loan losses to total loans (5)	1.14%	1.12%	2	bp
Allowance for credit losses to total loans (5)	1.17	1.14	3
Non-performing loans to total loans	1.45	3.14	(169)

Including covered loans:
Allowance for loan losses to total loans (5)	1.11%	1.12%	(1	)bp
Allowance for credit losses to total loans (5)	1.13	1.14	(1)
Non-performing loans to total loans	2.50	3.14	(64)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance mearue/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	Core pre-tax earnings is adjusted to exclude the provision for credit losses and certain significant items.
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

Supplemental Financial Measures/Ratios
The accounting and reporting polices of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible common equity and core pre-tax earnings. Management believes that these measures and ratios provide users of the Company’s financial information with a more meaningful view of the performance of interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.
Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Core pre-tax earnings is adjusted to exclude the provision for credit losses and certain significant items.
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
(A) Interest income (GAAP)	$149,248	$127,129	$291,743	$249,208
Taxable-equivalent adjustment:
– Loans	90	110	169	267
– Liquidity management assets	366	450	727	902
– Other earning assets	5	10	10	21

Interest income — FTE	$149,709	$127,699	$292,649	$250,398
(B) Interest expense (GAAP)	44,934	54,632	91,564	111,929

Net interest income — FTE	$104,775	$73,067	$201,085	$138,469

(C) Net interest income (GAAP) (A minus B)	$104,314	$72,497	$200,179	$137,279

(D) Net interest margin (GAAP)	3.42%	2.88%	3.39%	2.79%
Net interest margin — FTE	3.43%	2.91%	3.41%	2.81%

(E) Efficiency ratio (GAAP)	59.90%	72.37%	60.32%	73.39%
Efficiency ratio — FTE	59.72%	72.02%	60.13%	73.00%

Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,384,736	$1,065,076
Less: Preferred stock	(286,460)	(283,518)
Less: Intangible assets	(291,300)	(289,769)

(F) Total tangible shareholders’ equity	$806,976	$491,789

Total assets	13,708,560	11,359,536
Less: Intangible assets	(291,300)	(289,769)

(G) Total tangible assets	$13,417,260	$11,069,767

Tangible common equity ratio (F/G)	6.0%	4.4%

Income before taxes	$20,790	$10,041	$46,280	$19,815
Add: Provision for credit losses	41,297	23,663	70,342	38,136
Add: OREO expenses, net	5,843	1,072	7,181	3,428
Add: Recourse obligations on loans sold	4,721	—	8,173	—
Less: Gain on bargain purchases	(26,494)	—	(37,388)	—
Less: Trading (gains) losses	1,538	(8,274)	(4,435)	(17,018)
Less: (Gains) losses on available-for-sale securities, net	(46)	(1,540)	(438)	498

Core pre-tax earnings	$47,649	$24,962	$89,715	$44,859

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
Net Income
Net income for the quarter ended June 30, 2010 totaled $13.0 million, an increase of $6.5 million, or 100%, compared to the second quarter of 2009, and a decrease of approximately $3.0 million, or 19%, compared to the first quarter of 2010. On a per share basis, net income for the second quarter of 2010 totaled $0.25 per diluted common share, an increase of $0.19 per share as compared to the 2009 second quarter total of $0.06 per diluted common share. Compared to the first quarter of 2010, net income per diluted common share in the second quarter of 2010 decreased $0.16, or 39%. As a result of the Company’s issuance of 6.67 million common shares for net proceeds of $210.4 million in the first quarter of 2010 and favorable market pricing in the Company’s shares in the second quarter of 2010, average common shares and dilutive common shares in the second quarter of 2010 increased by approximately eight million shares, or 34%, compared to the same period in 2009.
The most significant factors affecting net income for the second quarter of 2010 as compared to the same period in the prior year include an increase in net interest income and a gain on bargain purchase as a result of the acquisition of the Lincoln Park and Wheatland, partially offset by an increase in the provision for credit losses, lower mortgage banking revenues and trading losses. The return on average common equity for the second quarter of 2010 was 2.98%, compared to 0.79% for the prior year second quarter and 4.93% for the first quarter of 2010.
Net income for the first six months of 2010 totaled $29.0 million, an increase of $16.1 million, or 125%, compared to $12.9 million for the same period in 2009. On a per share basis, net income per diluted common share was $0.64 for the first six months of 2010, an increase of $0.52 per share compared to $0.12 for the first six months of 2009. Return on average common equity for the first six months of 2010 was 3.86% versus 0.75% for the same period of 2009.

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
Quarter Ended June 30, 2010 compared to the Quarter Ended June 30, 2009
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2010 as compared to the second quarter of 2009 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2010			June 30, 2009
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,613,179	$13,305	2.04%	$1,851,179	$17,102	3.71%
Other earning assets (2) (3) (7)	62,874	515	3.28	22,694	185	3.27
Loans, net of unearned income (2) (4) (7)	9,356,033	133,207	5.71	8,212,572	110,412	5.39
Covered loans	210,030	2,682	5.12	—	—	—

Total earning assets (7)	$12,242,116	$149,709	4.91%	$10,086,445	$127,699	5.08%

Allowance for loan losses	(108,764)			(72,990)
Cash and due from banks	137,531			118,402
Other assets	1,119,654			905,611

Total assets	$13,390,537			$11,037,468

Interest-bearing deposits	$9,348,541	$31,626	1.36%	$8,097,096	$43,502	2.15%
Federal Home Loan Bank advances	417,835	4,094	3.93	435,983	4,503	4.14
Notes payable and other borrowings	217,751	1,439	2.65	249,123	1,752	2.82
Secured borrowings — owed to securitization investors	600,000	3,115	2.08	—	—	—
Subordinated notes	57,198	256	1.77	66,648	428	2.54
Junior subordinated debentures	249,493	4,404	6.98	249,494	4,447	7.05

Total interest-bearing liabilities	$10,890,818	$44,934	1.65%	$9,098,344	$54,632	2.41%

Non-interest bearing deposits	932,046			754,479
Other liabilities	195,984			117,250
Equity	1,371,689			1,067,395

Total liabilities and shareholders’ equity	$13,390,537			$11,037,468

Interest rate spread (5) (7)			3.26%			2.67%
Net free funds/contribution (6)	$1,351,298		0.17	$988,101		0.24

Net interest income/Net interest margin (7)		$104,775	3.43%		$73,067	2.91%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2010 and 2009 were $461,000 and $570,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

The higher level of net interest income recorded in the second quarter of 2010 compared to the second quarter of 2009 was primarily attributable to the impact of the acquisition of the life insurance premium finance assets in the second half of 2009 and lower retail deposit costs. Approximately $1.1 billion of the increase in average total loans is attributable to life insurance premium finance loans including those purchased in the transaction or originated by the Company.
In the second quarter of 2010, the yield on earning assets decreased 17 basis points as the yield on liquidity management assets declined by 167 basis points and the rate on interest-bearing liabilities decreased 76 basis points compared to the second quarter of 2009. Retail deposit re-pricing opportunities over the past 12 months, due to a sustained low interest rate environment and more stable financial markets, contributed to the majority of this decreased cost. The rate paid on interest-bearing deposits decreased 79 basis points when compared to the second quarter of 2009.
Quarter Ended June 30, 2010 compared to the Quarter Ended March 31, 2010
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2010 as compared to the first quarter of 2010 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2010			March 31, 2010
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,613,179	$13,305	2.04%	$2,384,122	$13,155	2.24%
Other earning assets (2) (3) (7)	62,874	515	3.28	26,269	164	2.53
Loans, net of unearned income (2) (4) (7)	9,356,033	133,207	5.71	9,150,078	129,623	5.75
Covered loans	210,030	2,682	5.12	—	—	—

Total earning assets (7)	$12,242,116	$149,709	4.91%	$11,560,469	$142,942	5.01%

Allowance for loan losses	(108,764)			(107,257)
Cash and due from banks	137,531			113,514
Other assets	1,119,654			1,024,091

Total assets	$13,390,537			$12,590,817

Interest-bearing deposits	$9,348,541	$31,626	1.36%	$8,818,012	$33,212	1.53%
Federal Home Loan Bank advances	417,835	4,094	3.93	429,195	4,346	4.11
Notes payable and other borrowings	217,751	1,439	2.65	225,919	1,462	2.63
Secured borrowings — owed to securitization investors	600,000	3,115	2.08	600,000	2,995	2.02
Subordinated notes	57,198	256	1.77	60,000	241	1.60
Junior subordinated debentures	249,493	4,404	6.98	249,493	4,375	7.01

Total interest-bearing liabilities	$10,890,818	$44,934	1.65%	$10,382,619	$46,631	1.82%

Non-interest bearing deposits	932,046			858,875
Other liabilities	195,984			153,132
Equity	1,371,689			1,196,191

Total liabilities and shareholders’ equity	$13,390,537			$12,590,817

Interest rate spread (5) (7)			3.26%			3.19%
Net free funds/contribution (6)	$1,351,298		0.17	$1,177,850		0.19

Net interest income/Net interest margin (7)		$104,775	3.43%		$96,311	3.38%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2010 was $461,000 and for the three months ended March 31, 2010 was $446,000.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

In the second quarter of 2010, the yield on loans decreased 4 basis points and the rate on interest-bearing deposits decreased 17 basis points compared to the first quarter of 2010. Opportunities exist for further net interest margin expansion if the Company can re-deploy low yielding liquidity management assets into higher yielding outstanding loan balances and continue to lower the re-pricing of maturing retail certificates of deposit.
Six months Ended June 30, 2010 compared to the Six months Ended June 30, 2010
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first six months of 2010 as compared to the first six months of 2009:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2009
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,485,713	$26,459	2.15%	$1,845,283	$32,602	3.56%
Other earning assets (2) (3) (7)	58,291	679	2.35	22,412	340	3.06
Loans, net of unearned income (2) (4) (7)	9,253,693	262,829	5.73	8,065,058	217,456	5.44
Covered loans	105,595	2,682	5.12	—	—	—

Total earning assets (7)	$11,903,292	$292,649	4.96%	$9,932,753	$250,398	5.08%

Allowance for loan losses	(108,019)			(72,537)
Cash and due from banks	125,589			117,615
Other assets	1,072,194			903,694

Total assets	$12,993,056			$10,881,525

Interest-bearing deposits	$9,084,587	$64,838	1.44%	$7,921,810	$89,455	2.28%
Federal Home Loan Bank advances	423,484	8,440	4.02	435,983	8,956	4.14
Notes payable and other borrowings	221,812	2,901	2.64	276,893	3,622	2.64
Secured borrowings — owed to securitization investors	600,000	6,110	2.05	—	—	—
Subordinated notes	58,591	496	1.69	68,315	1,008	2.93
Junior subordinated debentures	249,493	8,779	7.00	249,500	8,888	7.09

Total interest-bearing liabilities	$10,637,967	$91,564	1.73%	$8,952,501	$111,929	2.52%

Non-interest bearing deposits	895,650			744,251
Other liabilities	174,979			120,185
Equity	1,284,460			1,064,588

Total liabilities and shareholders’ equity	$12,993,056			$10,881,525

Interest rate spread (5) (7)			3.23%			2.56%
Net free funds/contribution (6)	$1,265,325		0.18	$980,252		0.25

Net interest income/Net interest margin (7)		$201,085	3.41%		$138,469	2.81%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2010 was $906,000 and for the six months ended June 30, 2009 was $1.2 million.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Tax-equivalent net interest income for the first six months of 2010 totaled $201.1 million, an increase of $62.6 million, or 45%, as compared to the $138.5 million recorded in the first six months of 2009. The higher level of net interest income recorded was primarily attributable to the impact of the acquisition of the life insurance premium finance assets in the second half of 2009 and lower retail deposit costs. Approximately $1.1 billion of the increase in average total loans is attributable to life insurance premium finance loans including those purchased in the transaction or originated by the Company.
In the first six months of 2010, the yield on earning assets decreased 12 basis points as the yield on liquidity management assets declined by 141 basis points and the rate on interest-bearing liabilities decreased 79 basis points compared to the first six months of 2009. Retail deposit re-pricing opportunities over the past 12 months, due to a sustained low interest rate environment and more stable financial markets, contributed to the majority of this decreased cost. The rate paid on interest-bearing deposits decreased 84 basis points when compared to the first six months of 2009.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended June 30, 2010 and March 31, 2010, the six-month periods ended June 30, 2010 and June 30, 2009 and the three-month periods ended June 30, 2010 and June 30, 2009. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter	First Six Months	Second Quarter
	of 2010	of 2010	of 2010
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2010	of 2009	of 2009
Tax-equivalent net interest income for comparative period	$96,311	$138,469	$73,067
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,154	22,848	12,225
Change due to interest rate fluctuations (rate)	3,253	39,768	19,483
Change due to number of days in each period	1,057	—	—

Tax-equivalent net interest income for the period ended June 30, 2010	$104,775	$201,085	$104,775

Non-interest Income
For the second quarter of 2010, non-interest income totaled $50.4 million, an increase of $5.0 million, or 11%, compared to the second quarter of 2009. The increase was primarily attributable to the bargain purchase gains related to the two FDIC-assisted bank acquisitions and higher wealth management revenues, partially offset by a decrease in mortgage banking revenue and trading gains. For the first six months of 2010, non-interest income totaled $93.0 million, an increase of $11.2 million, or 14%, compared to the first six months of 2009.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2010	2009	Change	Change
Brokerage	$5,712	$4,280	$1,432	33
Trust and asset management	3,481	2,603	878	34

Total wealth management	9,193	6,883	2,310	34

Mortgage banking	7,985	22,596	(14,611)	(65)
Service charges on deposit accounts	3,371	3,183	188	6
Gain on sales of premium finance receivables	—	196	(196)	(100)
Gains (losses) on available-for-sale securities, net	46	1,540	(1,494)	(97)
Gain on bargain purchases	26,494	—	26,494	NM
Trading gains (losses)	(1,538)	8,274	(9,812)	(119)
Other:
Fees from covered call options	169	—	169	NM
Bank Owned Life Insurance	418	565	(147)	(26)
Administrative services	708	454	254	56
Miscellaneous	3,590	1,761	1,829	104

Total other	4,885	2,780	2,105	76

Total non-interest income	$50,436	$45,452	$4,984	11

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2010	2009	Change	Change
Brokerage	$11,266	$8,099	$3,167	39
Trust and asset management	6,594	4,710	1,884	40

Total wealth management	17,860	12,809	5,051	39

Mortgage banking	17,713	38,828	(21,115)	(54)
Service charges on deposit accounts	6,703	6,153	550	9
Gain on sales of premium finance receivables	—	518	(518)	(100)
Gains (losses) on available-for-sale securities, net	438	(498)	936	(188)
Gain on bargain purchases	37,388	—	37,388	NM
Trading gains	4,435	17,018	(12,583)	(74)
Other:
Fees from covered call options	459	1,998	(1,539)	(77)
Bank Owned Life Insurance	1,041	851	190	22
Administrative services	1,289	937	352	38
Miscellaneous	5,718	3,265	2,453	75

Total other	8,507	7,051	1,456	21

Total non-interest income	$93,044	$81,879	11,165	14

NM = Not Meaningful

Wealth management revenue is comprised of the trust and asset management revenue of Wayne Hummer Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at Wayne Hummer Investments and Wayne Hummer Asset Management Company. Wealth management revenue totaled $9.2 million in the second quarter of 2010 and $6.9 million in the second quarter of 2009. Increased asset valuations due to equity market improvements have helped revenue growth from trust and asset management activities. Additionally, the improvement in the equity markets overall have led to the increase of the brokerage component of wealth management revenue as customer trading activity has increased.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended June 30, 2010, this revenue source totaled $8.0 million, a decrease of $14.6 million when compared to the second quarter of 2009. Mortgages originated and sold totaled $732 million in the second quarter of 2010 compared to $687 million in the first quarter of 2010 and $1.5 billion in the second quarter of 2009. The decrease in mortgage banking revenue in the second quarter of 2010 as compared to the second quarter of 2009 resulted primarily from a decrease in loan originations, changes in the fair market value of mortgage servicing rights, valuation fluctuations of mortgage banking derivatives and fair value accounting for certain residential mortgage loans held for sale and an increase in loss indemnification claims by purchasers of the Company’s loans. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors are aggressively requesting the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. The increase in the velocity of the requests for loss indemnification has negatively impacted mortgage banking revenue as additional recourse expense was recorded over the past two quarters. This liability on loans expected to be repurchased from loans sold to investors is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loan, and current economic conditions.
A summary of the mortgage banking revenue components is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Mortgage loans originated and sold	$732,464	$1,508,536	$1,419,144	$2,753,665

Mortgage loans serviced	756,451	690,000
Fair value of mortgage servicing rights (MSRs)	5,347	6,278
MSRs as a percentage of loans serviced	0.71%	0.91%

Gain on sales of loans	$17,713	$21,629	$31,191	$40,230
Derivative/Fair value, net	(3,228)	526	(2,988)	(184)
Mortgage servicing rights	(1,779)	441	(2,317)	(1,218)
Recourse obligations on loans sold	(4,721)	—	(8,173)	—

Total mortgage banking revenue	$7,985	$22,596	$17,713	$38,828

Gain on sales of loans as a percentage of loans sold (1)	1.98%	1.47%	1.99%	1.45%

(1)	Includes derivative/fair value, net.
All mortgage loan servicing by the Company is performed by four of its subsidiary banks. All loans originated and sold into the secondary market by its mortgage subsidiary, Wintrust Mortgage Company, have been sold with mortgage servicing rights released (sold to the investors). Mortgage servicing rights are carried on the balance sheet at fair value.
Service charges on deposit accounts totaled $3.4 million for the second quarter of 2010, an increase of $188,000, or 6%, when compared to the same quarter of 2009. On a year-to-date basis, service charges on deposit accounts totaled $6.7 million, an increase of $550,000, or 9%, when compared to the same period of 2009. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
As a result of the new accounting requirements beginning January 1, 2010, loans transferred into the securitization facility are accounted for as collateral for a secured borrowing rather than a sale. Therefore, the Company no longer recognizes gains on sales of premium finance receivables for loans transferred into the securitization. Gains recognized in the second quarter and the first six months of 2009 relate to the clean up calls on previous sales of premium finance receivables — commercial to unrelated third parties.

The Company recognized a $46,000 net gain on available-for-sale securities in the second quarter of 2010 compared to a net gain of $1.5 million in the prior year quarter. For the six months ended June 30, 2010 and 2009, the Company recognized net gains of $438,000 and net losses of $498,000, respectively. Net gains (losses) on available-for-sale securities include other-than-temporary impairment (“OTTI”) charges recognized in income. In the first quarter of 2009, the Company recognized $2.1 million of OTTI charges on certain corporate debt investment securities. For the quarter and six months ended June 30, 2010, the Company recognized no OTTI charges on corporate debt investment securities. See Note 5 of the Financial Statements presented under Item 1 of this report for details of OTTI charges.
The gain on bargain purchases of $26.5 million recognized in the second quarter of 2010 related to the two FDIC-assisted bank acquisitions during the period. On April 23, 2010, the Company announced that two of its wholly-owned subsidiary banks, Northbrook and Wheaton, in two FDIC-assisted transactions, had respectively acquired certain assets and liabilities and the banking operations of Lincoln Park and Wheatland. For the six months-ended June 30, 2010, the Company recognized $37.4 million of bargain purchase gains as a result of the bank acquisitions noted above as well as the acquisition of the life insurance premium finance receivable portfolio. In the first quarter of 2010, third party consents were received and all remaining funds held in escrow for the purchase of the life insurance premium finance receivable portfolio were released, resulting in recognition of the remaining deferred bargain purchase gain.
Trading losses of $1.5 million were recognized by the Company in the second quarter of 2010 compared to income of $8.3 million in the second quarter of 2009. On a year-to-date basis, trading gains totaled $4.4 million, a decrease of $12.6 million, or 74%, when compared to the same period of 2009. Lower trading income in 2010 resulted primarily from realizing larger market value increases in the prior year on certain collateralized mortgage obligations held in trading.

Non-interest Expense
Non-interest expense for the second quarter of 2010 totaled $92.7 million and increased approximately $8.4 million, or 10%, from the second quarter 2009 total of $84.2 million. On a year-to-date basis, non-interest expense for 2010 totaled $176.6 million and increased $15.4 million, or 10%, over the same period in 2009. The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2010	2009	Change	Change
Salaries and employee benefits	$50,649	$46,015	$4,634	10
Equipment	4,046	4,015	31	1
Occupancy, net	6,033	5,608	425	8
Data processing	3,669	3,216	453	14
Advertising and marketing	1,470	1,420	50	4
Professional fees	3,957	2,871	1,086	38
Amortization of other intangible assets	674	676	(2)	(0)
FDIC insurance	5,005	9,121	(4,116)	(45)
OREO expenses, net	5,843	1,072	4,771	445
Other:
Commissions – 3rd party brokers	1,097	791	306	39
Postage	1,229	1,146	83	7
Stationery and supplies	761	793	(32)	(4)
Miscellaneous	8,230	7,501	729	10

Total other	11,317	10,231	1,086	11

Total non-interest expense	$92,663	$84,245	$8,418	10

	Six Months Ended
	June 30,		$	%
(Dollars in thousands)	2010	2009	Change	Change
Salaries and employee benefits	$99,721	$90,835	$8,886	10
Equipment	7,941	7,953	(12)	(0)
Occupancy, net	12,263	11,798	465	4
Data processing	7,076	6,352	724	11
Advertising and marketing	2,784	2,515	269	11
Professional fees	7,064	5,754	1,310	23
Amortization of other intangible assets	1,319	1,363	(44)	(3)
FDIC insurance	8,814	12,134	(3,320)	(27)
OREO expenses, net	7,181	3,428	3,753	109
Other:
Commissions – 3rd party brokers	2,058	1,495	563	38
Postage	2,339	2,327	12	1
Stationery and supplies	1,493	1,561	(68)	(4)
Miscellaneous	16,548	13,692	2,856	21

Total other	22,438	19,075	3,363	18

Total non-interest expense	$176,601	$161,207	$15,394	10

Salaries and employee benefits comprised 55% of total non-interest expense in the second quarter of 2010 and 2009. Salaries and employee benefits expense increased $4.6 million, or 10%, in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of the growth in the commercial lending staff throughout the Company, the salaries and benefits related to the staff associated with the life insurance premium finance portfolio acquired in the third quarter of 2009 and increases in base compensation, partially offset by lower commission and incentive compensation expenses related to mortgage banking activities as a result of lower mortgage loan origination volumes. On a year-to-date basis, salaries and employee benefits increased $8.9 million, or 10%, compared to the same period in 2009 primarily as a result of the same factors noted above in the discussion of the quarterly increase.

Equipment expense, which includes furniture, equipment and computer software depreciation and repairs and maintenance costs, totaled $4.0 million for the second quarter of 2010 representing a 1% increase compared to the same period of 2009. On a year-to-date basis, equipment expense was $7.9 million in 2010, a decrease of $12,000, or relatively unchanged, compared to the same period of 2009.
Occupancy expense for the second quarter of 2010 was $6.0 million, an increase of $425,000, or 8%, compared to the same period of 2009. Occupancy expense includes depreciation on premises, real estate taxes, utilities, and maintenance of premises, as well as net rent expense for leased premises. On a year-to-date basis, occupancy expense was $12.3 million in 2010, an increase of $465,000, or 4%, compared to the same period of 2009.
Data processing expenses totaled $3.7 million in the second quarter of 2010, representing an increase of $453,000, or 14%, compared to the second quarter of 2009. The increase is primarily due to the overall growth of loan and deposit accounts. On a year-to-date basis, data processing expense was $7.1 million in 2010, an increase of $724,000, or 11%, compared to the same period of 2009.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the second quarter of 2010 were $4.0 million, an increase of $1.1 million, or 38%, compared to the same period in 2009. On a year-to-date basis, professional fees were $7.1 million in 2010, an increase of $1.3 million, or 23%, compared to the same period of 2009. These increases are primarily a result of increased legal costs related to non-performing assets and recent bank acquisitions.
FDIC insurance totaled $5.0 million in the second quarter of 2010, a decrease of $4.1 million compared to $9.1 million in the second quarter of 2009. On a year-to-date basis, FDIC insurance was $8.8 million in 2010, a decrease of $3.3 million, or 27%, compared to the same period of 2009. The reduction in FDIC insurance expense is primarily the result of the FDIC imposing an industry-wide special assessment on financial institutions in the prior year second quarter.
OREO expenses include all costs related with obtaining, maintaining and selling of other real estate owned properties. This expense in the current quarter and in the year-to-period ended June 30, 2010 increased $4.8 million and $3.8 million, respectively, compared to the same periods in the prior year. These increases in OREO expenses primarily related to higher valuation adjustments and increased maintenance costs due to the higher number of properties held in OREO in the second quarter of 2010 as compared to the second quarter and first six months of 2009.
Miscellaneous expense includes expenses such as ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred. Miscellaneous expenses in the second quarter of 2010 increased $729,000, or 10%, compared to the same period in the prior year. On a year-to-date basis, miscellaneous expense increased $2.9 million, or 21%, compared to the same period in the prior year. The increase in the second quarter of 2010 compared to the same period in the prior year is primarily attributable to a higher level of problem loan expenses and the general growth in the Company’s business.
Income Taxes
The Company recorded income tax expense of $7.8 million for the three months ended June 30, 2010, compared to $3.5 million for same period of 2009. Income tax expense was $17.3 million and $6.9 million for the six months ended June 30, 2010 and 2009, respectively. The effective tax rates were 37.4% and 34.8% for the second quarters of 2010 and 2009, respectively and 37.3% and 34.9% for the 2010 and 2009 year-to-date periods, respectively. The higher effective tax rates in the 2010 quarterly and year-to-date periods as compared to the same periods of 2009, are primarily a result of higher levels of pretax net income relative to tax-advantaged income in the periods.
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

The community banking segment’s net interest income for the quarter ended June 30, 2010 totaled $97.4 million as compared to $69.6 million for the same period in 2009, an increase of $27.8 million, or 40%. On a year-to-date basis, net interest income totaled $185.4 million for the first six months of 2010, an increase of $53.9 million, or 41%, as compared to the $131.5 million recorded last year. These increases are primarily attributable to the acquisition of the life insurance premium finance portfolio, the two FDIC-assisted bank acquisitions and the ability to raise interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $41.6 million in the second quarter of 2010, an increase of $13.4 million, or 48%, when compared to the second quarter of 2009 total of $28.2 million. On a year-to-date basis, the segment’s non-interest income totaled $56.8 million in the first six months of 2010, an increase of $5.1 million, or 10%, when compared to the first six months of 2009 total of $51.7 million. These increases are primarily attributable to the $26.5 million of bargain purchase gains in the second quarter of 2010 related to the two FDIC-assisted bank acquisitions partially offset by lower mortgage banking revenues. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of the bargain purchases. The community banking segment’s net income for the quarter ended June 30, 2010 totaled $24.6 million, an increase of $19.9 million, as compared to the second quarter of 2009 net income of $4.7 million. The after-tax profit for the six months ended June 30, 2010, totaled $30.6 million, an increase of $20.0 million, or 190% as compared to the prior year total of $10.6 million.
Net interest income for the specialty finance segment totaled $15.3 million for the quarter ended June 30, 2010, compared to $19.2 million for the same period in 2009, a decrease of $3.9 million or 20%. On a year-to-date basis, net interest income totaled $29.7 million for the first six months of 2010, a decrease of $8.5 million, or 22%, as compared to the $38.2 million recorded last year. These decreases in net interest income are primarily attributable to interest expense on $600 million of secured borrowings issued by the Company’s securitization entity. Beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statement of Condition. Prior to 2010, these borrowings were recorded off-balance sheet in a qualified special purpose entity. See the Other Funding Sources section of this report for more information on these secured borrowings. The specialty finance segment’s non-interest income totaled $707,000 for the quarter ended June 30, 2010, compared to $650,000 for the same period in 2009, an increase of $57,000. The non-interest income increased $10.7 million to $12.2 million in the first six months of 2010 as compared to the same period in the prior year. The increase in non-interest income is a result of the bargain purchase gain from the acquisition of the life insurance premium finance receivable portfolio. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of the bargain purchase. The after-tax loss of the specialty finance segment for the quarter ended June 30, 2010 totaled $143,000 as compared an after-tax profit of $8.1 million for the quarter ended June 30, 2009. The specialty finance segment’s after-tax profit for the six months ended June 30, 2010 totaled $8.9 million, a decrease of $7.4 million, or 45%, as compared to the prior year total of $16.3 million. Lower net income in 2010 is a result of, in the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, which increased the provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company. The Company has conducted a thorough review of the premium finance – commercial portfolio and found no signs of similar situations.
The wealth management segment reported net interest income of $2.4 million for the second quarter of 2010 compared to $4.5 million in the same quarter of 2009. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.3 million ($1.4 million after tax) in the second quarter of 2010 compared to $1.2 million ($691,000 after tax) in the second quarter of 2009. This segment recorded non-interest income of $11.1 million for the second quarter of 2010 compared to $9.6 million for the second quarter of 2009. The increase asset valuations due to equity market improvements have helped revenue growth from trust and asset management activities. The wealth management segment’s net income totaled $1.3 million for the second quarter of 2010 compared to net income of $2.2 million for the second quarter of 2009. On a year-to-date basis, net interest income totaled $5.0 million for the first six months of 2010, a decrease of $2.7 million or 36%, as compared to the $7.7 million recorded last year. The allocated net interest income included in this segment’s profitability was $4.7 million ($2.9 million after tax) in the first six months of 2010 and $7.5 million ($4.6 million after tax) in the first six months of 2009. This segment’s after-tax net income for the six months ended June 30, 2010, totaled $2.4 million compared to $3.3 million for the six months ended June 30, 2009, a decrease of $917,000.

FINANCIAL CONDITION
Total assets were $13.7 billion at June 30, 2010, representing an increase of $2.3 billion, or 21%, when compared to June 30, 2009 and approximately $868.6 million, or 27% on an annualized basis, when compared to March 31, 2010. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $12.2 billion at June 30, 2010, $10.2 billion at June 30, 2009 and $11.3 billion at March 31, 2010. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2010		March 31, 2010		June 30, 2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$5,134,042	42%	$5,014,976	43%	$4,987,587	49%
Home equity	924,307	7	928,990	8	919,667	9
Residential real estate (1)	528,540	4	503,804	4	493,546	5
Premium finance receivables (2)	2,580,778	21	2,499,896	22	1,521,373	15
Indirect consumer loans	75,709	1	90,772	1	143,516	1
Other loans	112,657	1	111,640	1	146,883	2

Total loans, net of unearned income (3) excluding covered loans	$9,356,033	76%	$9,150,078	79%	$8,212,572	81%
Covered loans	210,030	2	—	—	—	—

Total average loans (3)	$9,566,063	78%	$9,150,078	79%	$8,212,572	81%

Liquidity management assets (4)	2,613,179	21	2,384,122	21	1,851,179	19
Other earning assets (5)	62,874	1	26,269	—	22,694	—

Total average earning assets	$12,242,116	100%	$11,560,469	100%	$10,086,445	100%

Total average assets	$13,390,537		$12,590,817		$11,037,468

Total average earning assets to total average assets		91%		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale

(3)	Includes loans held-for-sale and non-accrual loans

(4)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(5)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the second quarter of 2010 increased $2.2 billion, or 21%, to $12.2 billion, compared to the second quarter of 2009, and increased $681.6 million, or 24% on an annualized basis, compared to the first quarter of 2010. The ratio of total average earning assets as a percent of total average assets was 91% at June 30, 2010 and 2009 and 92% at March 31, 2010.
Total average loans during the second quarter of 2010 increased $1.4 billion, or 16%, over the previous year second quarter. Approximately $1.1 billion of this increase relates to the premium finance receivables portfolio. This increase primarily relates to the purchase of a portfolio of domestic life insurance premium finance loans in the third and fourth quarters of 2009.
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
Covered loans represent loans acquired in the Lincoln Park and Wheatland FDIC-assisted transactions in the second quarter of 2010. Loans comprised the majority of the assets acquired in these acquisitions and are subject to a loss sharing agreement with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 to the financial statements of Item 1 of this report for a discussion of these acquisitions.
Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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

	Average Balances for the
	Six Months Ended
	June 30, 2010		June 30, 2009
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial and commercial real estate	$5,074,824	43%	$4,907,476	49%
Home equity	926,636	8	914,834	9
Residential real estate (1)	516,275	4	467,913	5
Premium finance receivables (2)	2,540,608	21	1,466,447	14
Indirect consumer loans	83,199	1	154,270	2
Other loans	112,151	1	154,118	2

Total loans, net of unearned income (3) excluding covered loans	$9,253,693	78%	$8,065,058	81%
Covered loans	105,595	1	—	—

Total average loans (3)	$9,359,288	79%	$8,065,058	81%

Liquidity management assets (4)	2,485,713	21	1,845,283	19
Other earning assets (5)	58,291	—	22,412	—

Total average earning assets	$11,903,292	100%	$9,932,753	100%

Total average assets	$12,993,056		$10,881,525

Total average earning assets to total average assets		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale

(3)	Includes loans held-for-sale and non-accrual loans

(4)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(5)	Other earning assets include brokerage customer receivables and trading account securities
Total average loans for the first six months of 2010 increased $1.3 billion, or 16%, over the previous year period. Similar to the quarterly discussion above, approximately $1.1 billion of this increase relates to the premium finance receivables portfolio, which is a result of the purchase of a portfolio of domestic life insurance premium finance loans in the third and fourth quarters of 2009.

Deposits
Total deposits at June 30, 2010, were $10.6 billion and increased $1.4 billion, or 16%, compared to total deposits at June 30, 2009. See Note 10 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of deposits as of June 30, 2010:

						Weighted-
	Non-					Average
	Interest	Savings				Rate of
	Bearing	And		Time		Maturing Time
(Dollars in	And	Money	Wealth	Certificates	Total	Certificates
thousands)	NOW (1)	Market (1)	Mgt (1) (2)	of Deposit	Deposits	of Deposit
1 – 3 months	$2,514,547	2,317,482	600,223	1,123,944	6,556,196	1.86%
4 – 6 months	—	—	94,607	925,309	1,019,916	1.82
7 – 9 months	—	—	—	712,985	712,985	1.83
10 – 12 months	—	—	—	615,885	615,885	2.04
13 – 18 months	—	—	—	673,741	673,741	2.03
19 – 24 months	—	—	—	355,496	355,496	2.34
24+ months	—	—	—	690,523	690,523	2.58

Total	$2,514,547	2,317,482	694,830	5,097,883	10,624,742	2.03%

(1)	Balances of non-contractual maturity deposits are shown as maturing in the earliest time frame. These deposits do not have contractual maturities and re-price in varying degrees to changes in overall interest rates.

(2)	Wealth management deposit balances from unaffiliated companies are reflected in the period in which the current contractual obligation to hold these funds expires.
Brokered Deposits
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

	June 30,		December 31,
(Dollars in thousands)	2010	2009	2009	2008	2007
Total deposits	$10,624,742	9,191,332	9,917,074	8,376,750	7,471,441
Brokered deposits (1)	811,011	943,000	927,722	800,042	505,069
Brokered deposits as a percentage of total deposits (1)	7.6%	10.3%	9.4%	9.6%	6.8%

(1)	Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2010		March 31, 2010		June 30, 2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$932,046	9%	$858,875	9%	$754,479	9%
NOW accounts	1,519,225	15	1,412,280	15	1,052,901	12
Wealth management deposits	700,883	7	793,078	8	930,855	10
Money market accounts	1,648,649	16	1,545,150	16	1,336,147	15
Savings accounts	569,870	5	553,599	6	433,859	5
Time certificates of deposit	4,909,914	48	4,513,904	46	4,343,334	49

Total average deposits	$10,280,587	100%	$9,676,886	100%	$8,851,575	100%

Total average deposits for the second quarter of 2010 were $10.3 billion, an increase of $1.4 billion, or 16%, from the second quarter of 2009. The average balances in each deposit category increased from their respective average balances as of March 31, 2010 and as of a year ago, except for the Wealth Management deposits. The average balance of Wealth Management deposits has decreased over the last twelve months as management has chosen not to renew certain wholesale accounts from unaffiliated companies.
Wealth management deposits are funds from the brokerage customers of Wayne Hummer Investments, the trust and asset management customers of Wayne Hummer Trust Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks (“wealth management deposits” in the table above). Wealth Management deposits consist primarily of money market accounts. Consistent with reasonable interest rate risk parameters, these funds have generally been invested in loan production of the banks as well as other investments suitable for banks.
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
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.5 billion in the second quarter of 2010 compared to $1.0 billion in the second quarter of 2009.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2010	2010	2009
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	417,835	429,195	435,983

Other borrowings:
Federal funds purchased	138	148	—
Securities sold under repurchase agreements and other	216,613	224,771	248,123

Total other borrowings	216,751	224,919	248,123

Secured borrowings — owed to securitization investors	600,000	600,000	—
Subordinated notes	57,198	60,000	66,648
Junior subordinated debentures	249,493	249,493	249,494

Total other funding sources	$1,542,277	$1,564,607	$1,001,248

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
The $600 million average balance of secured borrowings represents the consolidation of a QSPE that was previously accounted for as an off-balance sheet securitization transaction sponsored by FIFC. Pursuant to ASC 810 and ASC 860, effective January 1, 2010, the QSPE is accounted for as a consolidated subsidiary of the Company. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). Instruments issued by the QSPE included $600 million Class A notes that bear an annual interest rate of LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). The disclosures contained in this paragraph supersede and replace the disclosures contained in the fourth from last paragraph of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Other Funding Sources in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
The Company borrowed funds under three separate subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years. These notes mature in 2012, 2013, and 2015. Further, these notes qualify as Tier II regulatory capital.

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
See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2010 as compared to December 31, 2009.
Shareholders’ Equity
Total shareholders’ equity was $1.4 billion at June 30, 2010, reflecting an increase of $319.7 million since June 30, 2009 and $246.1 million since December 31, 2009. The increase from December 31, 2009 was the result of net income of $29.0 million less common stock dividends of $2.2 million and preferred stock dividends of $8.3 million, $2.5 million credited to surplus for stock-based compensation costs, $210.4 million from the issuance of shares of the Company’s common stock pursuant to the Company’s common stock offering, $4.2 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $11.8 million in higher net unrealized gains from available-for-sale securities and net unrealized losses from cash flow hedges, net of tax, partially offset by a $1.3 million reduction related to the cumulative effect adjustment to retained earnings from the adoption of a new accounting method.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2010	2010	2009
Leverage ratio	10.2%	10.8%	9.7%
Tier 1 capital to risk-weighted assets	13.0	13.4	10.9
Total capital to risk-weighted assets	14.3	14.9	12.4
Total average equity-to-total average assets *	10.2	9.5	9.7

*	based on quarterly average balances

	Minimum
	Capital	Adequately	Well
	Requirements	Capitalized	Capitalized
Leverage ratio	4.0%	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	4.0	6.0
Total capital to risk-weighted assets	8.0	8.0	10.0
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
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of our fixed rate cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”) and by the terms of our credit agreement. In each of January and July 2010, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In January and July 2009, Wintrust declared semi-annual cash dividends of $0.18 and $0.09 per common share, respectively.
See Note 17 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of common stock in March 2010, preferred stock in August 2008 through a private transaction, and Series B preferred stock and a warrant to the federal government in December 2008 in connection with the Company’s participation in Treasury’s CPP. As of December 31, 2008, these were the only funds received by the Company from the federal government. Without the CPP funds, however, Wintrust would have been “well capitalized” as of December 31, 2008.

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

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category for the periods presented:

	June 30, 2010		December 31, 2009		June 30, 2009
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$1,827,618	19%	$1,743,208	21%	$1,680,993	22%
Commercial real estate	3,347,823	35	3,296,698	39	3,402,924	45
Home equity	922,305	10	930,482	11	912,399	12
Residential real estate	332,673	3	306,296	4	279,345	3
Premium finance receivables — commercial	1,346,985	14	730,144	9	888,115	12
Premium finance receivables — life insurance	1,378,657	14	1,197,893	14	182,399	2
Indirect consumer loans	69,011	1	98,134	1	133,808	2
Consumer and other loans	99,091	1	108,916	1	115,493	2

Total loans, net of unearned income, excluding covered loans	$9,324,163	97%	$8,411,771	100%	$7,595,476	100%

Covered loans	275,563	3	—	—	—	—

Total loans	$9,599,726	100%	$8,411,771	100%	7,595,476	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The Company enhanced its loan classification system and began presenting data regarding commercial and commercial real estate on a disaggregated basis in the third quarter of 2009. Prior to that time, the Company did not gather information disaggregated by these loan category types. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of June 30, 2010:

				> 90 Days	Allowance
		% of		Past Due	For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Loans	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,445,466	15.5%	$17,675	$—	$26,056
Franchise	138,687	1.5	—	—	2,100
Mortgage warehouse lines of credit	118,823	1.3	—	—	1,588
Community Advantage — homeowner associations	62,452	0.7	—	—	167
Aircraft	38,574	0.4	—	—	487
Other	23,616	0.3	66	99	300

Total commercial	$1,827,618	19.7%	$17,741	$99	$30,698

Commercial Real-Estate:
Residential construction	129,462	1.4	$15,468	$—	$4,954
Commercial construction	188,176	2.0	6,140	—	5,242
Land	269,556	2.9	21,699	—	9,002
Office	535,541	5.7	2,991	1,194	6,390
Industrial	472,715	5.1	5,540	—	5,525
Retail	484,537	5.2	5,174	—	5,869
Multi-family	276,881	3.0	11,074	—	3,235
Mixed use and other	990,955	10.6	14,898	1,054	12,953

Total commercial real-estate	$3,347,823	35.9%	$82,984	$2,248	$53,170

Total commercial and commercial real-estate	$5,175,441	55.6%	$100,725	$2,347	$83,868

Commercial real-estate — collateral location by state:
Illinois	$2,702,471	80.7%
Wisconsin	360,362	10.8

Total primary markets	$3,062,833	91.5%

Florida	67,322	2.0
Arizona	48,533	1.4
Indiana	42,607	1.3
Other (no individual state greater than 0.7%)	126,528	3.8

Total	$3,347,823	100.0%

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago, Illinois metropolitan area and southeastern Wisconsin, 91.5% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in 2010, and we expect this trend to continue. As of June 30, 2010, our allowance for loan losses related to this portfolio is $53.2 million.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, allowance for loan losses in our commercial loan portfolio is $30.7 million as of June 30, 2010.
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
Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business has expanded due to the high demand for mortgage re-financings given the historically low interest rate environment and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of this business has caused our mortgage warehouse lines to increase to $118.8 million as of June 30, 2010 from $89.8 million as of March 31, 2010. Additionally, our allowance for loan losses with respect to these loans is $1.6 million as of June 30, 2010. Since the inception of this business, the Company has not suffered any related loan losses on these loans.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one -to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2010, our residential loan portfolio totaled $332.7 million, or 3% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of June 30, 2010, $4.4 million of our residential real estate mortgages, or 1.3% of our residential real estate loan portfolio, were classified as nonaccrual, $3.9 million were 30 to 89 days past due (1.1%) and $324.4 million were current (97.6%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold to FNMA with the servicing of those loans retained. The amount of loans serviced for FNMA as of June 30, 2010 and 2009 was $756.5 million and $690.0 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2010, approximately $61.8 million of our mortgages consist of interest-only loans.
Premium finance receivables – commercial. FIFC originated approximately $849.5 million in commercial insurance premium finance receivables during the second quarter of 2010. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending; however, management has established various control procedures to mitigate the risks associated with this lending. However, in the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company. The Company has conducted a thorough review of the premium finance – commercial portfolio and found no signs of similar situations.
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
FIFC originated approximately $94.8 million in life insurance premium finance receivables in the second quarter of 2010. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company established fixed-rate automobile loan financing at Hinsdale Bank funded indirectly through unaffiliated automobile dealers. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. This niche business served the Company well over the past twelve years in helping de novo banks quickly and profitably, grow into their physical structures. Competitive pricing pressures significantly reduced the long-term potential profitably of this niche business. Given the then existing economic environment, the retirement of the founder of this niche business and the Company’s belief that interest rates may rise over the longer-term, exiting the origination of this business was deemed to be in the best interest of the Company. The Company continues to service its existing portfolio during the duration of the credits.
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

1 Rating —	Minimal Risk (Loss Potential – none or extremely low) (Superior asset quality, excellent liquidity, minimal leverage)

2 Rating —	Modest Risk (Loss Potential demonstrably low) (Very good asset quality and liquidity, strong leverage capacity)

3 Rating —	Average Risk (Loss Potential low but no longer refutable) (Mostly satisfactory asset quality and liquidity, good leverage capacity)

4 Rating —	Above Average Risk (Loss Potential variable, but some potential for deterioration) (Acceptable asset quality, little excess liquidity, modest leverage capacity)

5 Rating —	Management Attention Risk (Loss Potential moderate if corrective action not taken) (Generally acceptable asset quality, somewhat strained liquidity, minimal leverage capacity)

6 Rating —	Special Mention (Loss Potential moderate if corrective action not taken) (Assets in this category are currently protected, potentially weak, but not to the point of substandard classification)

7 Rating —	Substandard Accrual (Loss Potential distinct possibility that the bank may sustain some loss, but no discernable impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

8 Rating —	Substandard Non-accrual (Loss Potential well documented probability of loss, including potential impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

9 Rating —	Doubtful (Loss Potential extremely high) (These assets have all the weaknesses in those classified “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly improbable)

10 Rating —	Loss (fully charged-off) (Loans in this category are considered fully uncollectible.)
In the first quarter of 2010, the Company modified its credit risk rating scale to the above 1 through 10 risk ratings. Prior to this, the Company employed a 1 through 9 credit risk rating scale. The main change is that the Company now has two separate credit risk ratings for Substandard loans. They are Substandard – Accrual (credit risk rating 7) and Substandard – Nonaccrual (credit risk rating

8). Previously, there was only one risk rating for loans classified as Substandard. This change allows the Company to better monitor credit risk of the portfolio.
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
The Company’s Problem Loan Reporting system automatically includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and often by independent third party valuation experts and may be adjusted depending upon market conditions. An appraisal is ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared by the Managed Asset Division. A summary of this analysis is provided to the directors’ loan committee of the bank which originated the credit for approval of a charge-off, if necessary.
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

The following table sets forth Wintrust’s non-performing assets at the dates indicated:
Non-performing Loans

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2010	2010	2009	2009
Loans past due greater than 90 days and still accruing:
Commercial	$99	$—	$561	$3,259
Commercial real-estate	2,248	1,195	—	4,260
Home equity	—	21	—	—
Residential real-estate	—	—	412	1,447
Premium finance receivables — commercial	6,350	7,479	6,271	14,301
Premium finance receivables — life insurance	1,923	5,450	—	—
Indirect consumer	579	665	461	695
Consumer and other	3	20	95	341

Total past due greater than 90 days and still accruing, excluding covered loans	11,202	14,830	7,800	24,303
Covered loans	2	—	—	—

Total past due greater than 90 days and still accruing	11,204	14,830	7,800	24,303

Non-accrual loans:
Commercial	17,741	15,331	16,509	20,908
Commercial real-estate	82,984	82,389	80,639	163,814
Home equity	7,149	7,730	8,883	7,133
Residential real-estate	4,436	5,460	3,779	4,792
Premium finance receivables — commercial	11,389	14,106	11,878	15,806
Premium finance receivables — life insurance	—	73	704	—
Indirect consumer	438	615	995	1,225
Consumer and other	62	426	617	238

Total non-accrual, excluding covered loans	124,199	126,130	124,004	213,916
Covered loans	104,606	—	—	—

Total non-accrual	228,805	126,130	124,004	213,916

Total non-performing loans:
Commercial	17,840	15,331	17,070	24,167
Commercial real-estate	85,232	83,584	80,639	168,074
Home equity	7,149	7,751	8,883	7,133
Residential real-estate	4,436	5,460	4,191	6,239
Premium finance receivables — commercial	17,739	21,585	18,149	30,107
Premium finance receivables — life insurance	1,923	5,523	704	—
Indirect consumer	1,017	1,280	1,456	1,920
Consumer and other	65	446	712	579

Total non-performing, excluding covered loans	$135,401	$140,960	$131,804	$238,219
Covered loans	104,608	—	—	—

Total non-performing	$240,009	$140,960	$131,804	$238,219

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.98%	0.88%	0.98%	1.44%
Commercial real-estate	2.55	2.51	2.45	4.94
Home equity	0.78	0.84	0.95	0.78
Residential real-estate	1.33	1.69	1.37	2.23
Premium finance receivables — commercial	1.32	1.64	2.49	3.39
Premium finance receivables — life insurance	0.14	0.45	0.06	—
Indirect consumer	1.47	1.54	1.48	1.44
Consumer and other	0.07	0.42	0.65	0.50

Total loans, excluding covered loans	1.45%	1.55%	1.57%	3.14%
Covered loans	37.96	—	—	—

Total loans	2.50%	1.55%	1.57%	3.14%

Allowance for loan losses as a percentage of total non-performing loans, excluding covered loans	78.69%	72.64%	74.56%	35.73%

Allowance for loan losses as a percentage of total non-performing loans	44.39%	72.64%	74.56%	35.73%

Non-performing Commercial and Commercial Real-Estate
The commercial non-performing loan category totaled $17.9 million as of June 30, 2010 compared to $17.1 million as of December 31, 2009 and $24.2 million as of June 30, 2009, while the commercial real estate loan category totaled $85.2 million as of June 30, 2010 compared to $80.6 million as of December 31, 2009 and $168.1 million as of June 30, 2009.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $11.6 million as of June 30, 2010. The balance decreased $1.5 million from December 31, 2009 and decreased $1.8 million from June 30, 2009. The June 30, 2010 non-performing balance is comprised of $4.4 million of residential real estate (20 individual credits) and $7.2 million of home equity loans (26 individual credits). On average, this is approximately three non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of June 30, 2010 and 2009, and the amount of net charge-offs for the quarters then ended.

	June 30,	June 30,
(Dollars in thousands)	2010	2009
Non-performing premium finance receivables — commercial	$17,739	$30,107
- as a percent of premium finance receivables — commercial outstanding	1.32%	3.39%

Net charge-offs of premium finance receivables — commercial	$17,559	$1,637
- annualized as a percent of average premium finance receivables — commercial	5.46%	0.43%
Fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. The Company’s underwriting standards, regardless of the condition of the economy, have remained consistent. We anticipate that net charge-offs and non-performing asset levels in the near term will continue to be at levels that are within acceptable operating ranges for this category of loans. Management is comfortable with administering the collections at this level of non-performing property and casualty premium finance receivables and believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both our net charge-offs and our provision for credit losses by $15.7 million. Excluding the effect of this fraud, net charge-offs of premium finance receivables would have been $1.8 million for the second quarter of 2010, which is 0.56% of average premium finance receivables on an annualized basis.
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $1.0 million at June 30, 2010, compared to $1.5 million at December 31, 2009 and $1.9 million at June 30, 2009. The ratio of these non-performing loans to total indirect consumer loans was 1.47% at June 30, 2010 compared to 1.48% at December 31, 2009 and 1.44% at June 30, 2009. As noted in the Allowance for Credit Losses table, net charge-offs as a percent of total indirect consumer loans were 0.92% for the quarter ended June 30, 2010 compared to 1.20% in the same period in 2009. The indirect consumer loan portfolio has decreased 48% since June 30, 2009 to a balance of $69.0 million at June 30, 2010.
The following table shows the current aging status of the Company’s entire loan portfolio. Only 1.4% of the entire portfolio is in a non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.3% either one or two payments past due. In total, 97.3% of the Company’s total loan portfolio is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at June 30, 2010 and March 31, 2010:
As of June 30, 2010

		90+ days	60-89	30-59
		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial	$17,741	$99	$8,550	$5,781	$1,795,447	$1,827,618
Commercial real-estate:
Residential construction	15,468	—	6,166	3,035	104,793	129,462
Commercial construction	6,140	—	—	2,117	179,919	188,176
Land	21,699	—	5,313	8,721	233,823	269,556
Office	2,991	1,194	193	8,423	522,740	535,541
Industrial	5,540	—	5,612	3,530	458,033	472,715
Retail	5,174	—	1,906	4,712	472,745	484,537
Multi-family	11,074	—	421	1,498	263,888	276,881
Mixed use and other	14,898	1,054	11,156	10,476	953,371	990,955

Total commercial real-estate	82,984	2,248	30,767	42,512	3,189,312	3,347,823

Total commercial and commercial real-estate	100,725	2,347	39,317	48,293	4,984,759	5,175,441

Home equity	7,149	—	1,063	4,253	909,840	922,305
Residential real estate	4,436	—	1,379	2,489	324,369	332,673
Premium finance receivables — commercial	11,389	6,350	3,938	9,944	1,315,364	1,346,985
Premium finance receivables — life insurance	—	1,923	3,960	7,712	1,365,062	1,378,657
Indirect consumer	438	579	204	1,453	66,337	69,011
Consumer and other	62	3	438	1,021	97,567	99,091

Total loans, net of unearned income, excluding covered loans	$124,199	$11,202	$50,299	$75,165	$9,063,298	$9,324,163
Covered loans	104,606	2	9,881	9,039	152,035	275,563

Total loans, net of unearned income	$228,805	$11,204	$60,180	$84,204	$9,215,333	$9,599,726

Aging as a % of Loan Balance:
Commercial	1.0%	—%	0.5%	0.3%	98.2%	100.0%
Commercial real-estate:
Residential construction	11.9	—	4.8	2.3	81.0	100.0
Commercial construction	3.3	—	—	1.1	95.6	100.0
Land	8.0	—	2.0	3.2	86.8	100.0
Office	0.6	0.2	—	1.6	97.6	100.0
Industrial	1.2	—	1.2	0.7	96.9	100.0
Retail	1.1	—	0.4	1.0	97.5	100.0
Multi-family	4.0	—	0.2	0.5	95.3	100.0
Mixed use and other	1.5	0.1	1.1	1.1	96.2	100.0

Total commercial real-estate	2.5	0.1	0.9	1.3	95.2	100.0

Total commercial and commercial real-estate	1.9	—	0.8	0.9	96.4	100.0

Home equity	0.8	—	0.1	0.5	98.6	100.0
Residential real estate	1.3	—	0.4	0.7	97.6	100.0
Premium finance receivables — commercial	0.8	0.5	0.3	0.7	97.7	100.0
Premium finance receivables — life insurance	—	0.1	0.3	0.6	99.0	100.0
Indirect consumer	0.6	0.8	0.3	2.1	96.2	100.0
Consumer and other	0.1	—	0.4	1.0	98.5	100.0

Total loans, net of unearned income, excluding covered loans	1.3%	0.1%	0.5%	0.8%	97.3%	100.0%
Covered loans	38.0	—	3.6	3.3	55.1	100.0

Total loans, net of unearned income	2.4%	0.1%	0.6%	0.9%	96.0%	100.0%

The amounts shown in non-accrual and the 90+ days and still accruing represent the Company’s total reported non-performing loans balance. As of June 30, 2010, only $50.3 million of all loans, excluding covered loans, or 0.5%, were 60 to 89 days past due and $75.2 million, or 0.8%, were 30 to 59 days (or one payment) past due. As of March 31, 2010, only $42 million of all loans, or 0.5%, were 60 to 89 days past due and only $102 million, or 1.1%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) decreased $27.0 million since March 31, 2010. However, the three categories of commercial real-estate loans (residential construction, commercial construction and land) that have comprised the largest portion of non-performing loans, excluding covered loans, and ultimately net charge-offs, increased by $847,000 since March 31, 2010.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2010 that are current with regard to the contractual terms of the loan agreement represent 98.6% of the total home equity portfolio. Residential real estate loans at June 30, 2010 that are current with regards to the contractual terms of the loan agreements comprise 97.6% of total residential real estate loans outstanding.
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

As of March 31, 2010

		90+ days	60-89	30-59
		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial	$15,331	$—	$6,114	$22,106	$1,706,344	$1,749,895
Commercial real-estate:
Residential construction	13,240	—	3,298	1,726	128,087	146,351
Commercial construction	16,916	—	1,101	3,911	276,385	298,313
Land	32,423	—	4,421	7,389	271,250	315,483
Office	2,559	1,195	2,960	2,566	479,786	489,066
Industrial	2,143	—	530	4,990	447,492	455,155
Retail	2,310	—	4,783	6,772	442,847	456,712
Multi-family	3,555	—	1,546	10,591	233,904	249,596
Mixed use and other	9,243	—	8,409	14,168	890,661	922,481

Total commercial real-estate	82,389	1,195	27,048	52,113	3,170,412	3,333,157

Total commercial and commercial real-estate	97,720	1,195	33,162	74,219	4,876,756	5,083,052

Home equity	7,730	21	2,019	2,925	912,298	924,993
Residential real estate	5,460	—	178	5,541	311,805	322,984
Premium finance receivables — commercial	14,106	7,479	5,109	15,870	1,275,258	1,317,822
Premium finance receivables — life insurance	73	5,450	—	2,076	1,225,974	1,233,573
Indirect consumer	615	665	425	1,203	80,228	83,136
Consumer and other	426	20	751	298	103,507	105,002
Total loans, net of unearned income, excluding covered loans	$126,130	$14,830	$41,644	$102,132	$8,785,826	$9,070,562
Covered loans	—	—	—	—	—	—

Total loans, net of unearned income	$126,130	$14,830	$41,644	$102,132	$8,785,826	$9,070,562

Aging as a % of Loan Balance:
Commercial	0.9%	—%	0.3%	1.3%	97.5%	100.0%
Commercial real-estate:
Residential construction	9.0	—	2.3	1.2	87.5	100.0
Commercial construction	5.7	—	0.4	1.3	92.6	100.0
Land	10.3	—	1.4	2.3	86.0	100.0
Office	0.5	0.2	0.6	0.5	98.2	100.0
Industrial	0.5	—	0.1	1.1	98.3	100.0
Retail	0.5	—	1.0	1.5	97.0	100.0
Multi-family	1.4	—	0.6	4.2	93.8	100.0
Mixed use and other	1.0	—	0.9	1.5	96.6	100.0

Total commercial real-estate	2.5	—	0.8	1.6	95.1	100.0

Total commercial and commercial real-estate	1.9	—	0.7	1.5	95.9	100.0

Home equity	0.8	—	0.2	0.3	98.7	100.0
Residential real estate	1.7	—	0.1	1.7	96.5	100.0
Premium finance receivables — commercial	1.0	0.6	0.4	1.2	96.8	100.0
Premium finance receivables — life insurance	—	0.4	—	0.2	99.4	100.0
Indirect consumer	0.7	0.8	0.5	1.5	96.5	100.0
Consumer and other	0.4	—	0.7	0.3	98.6	100.0
Total loans, net of unearned income, excluding covered loans	1.4%	0.2%	0.5%	1.1%	96.8%	100.0%
Covered loans	—	—	—	—	—	—

Total loans, net of unearned income	1.4%	0.2%	0.5%	1.1%	96.8%	100.0%

Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, as of June 30, 2010 and shows the changes in the balance from March 31, 2010:

Non-performing
(Dollars in thousands)	Loans
Balance at March 31, 2010	$140,960
Additions	41,007
Return to performing status	(738)
Principal payments/note sales	(8,213)
Transfer to OREO	(13,477)
Charge-offs	(16,481)
Net change for niche loans (1)	(7,657)

Balance at June 30, 2010	$135,401

(1)	This includes activity for premium finance receivables, mortgages held for investment by Wintrust Mortgage and indirect consumer loans.
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
Management has determined that the allowance for loan losses was appropriate at June 30, 2010, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

The following table summarizes the activity in our allowance for credit losses during the periods indicated.
Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses at beginning of period	$102,397	$74,248	$98,277	$69,767
Provision for credit losses	41,297	23,663	70,342	38,136
Other adjustments	—	—	1,943	—
Reclassification to allowance for unfunded lending-related commitments	785	—	684	—
Charge-offs:
Commercial	4,781	5,727	9,456	9,443
Commercial real estate	12,311	4,119	32,554	8,292
Home equity	3,089	795	3,370	1,306
Residential real estate	310	108	717	260
Premium finance receivables — commercial	17,747	1,792	19,680	3,144
Premium finance receivables — life insurance	—	—	—	—
Indirect consumer	256	473	529	834
Consumer and other	109	130	288	251

Total charge-offs	38,603	13,144	66,594	23,530

Recoveries:
Commercial	143	52	586	110
Commercial real estate	218	55	660	205
Home equity	6	1	13	2
Residential real estate	2	—	7	—
Premium finance receivables — commercial	188	155	417	296
Premium finance receivables — life insurance	—	—	—	—
Indirect consumer	81	44	132	73
Consumer and other	33	39	80	54

Total recoveries	671	346	1,895	740

Net charge-offs, excluding covered loans	(37,932)	(12,798)	(64,699)	(22,790)

Covered loans	—	—	—	—

Net charge-offs	(37,932)	(12,798)	(64,699)	(22,790)

Allowance for loan losses at period end	$106,547	$85,113	$106,547	$85,113
Allowance for unfunded lending-related commitments at period end	$2,169	$1,586	$2,169	$1,586

Allowance for credit losses at period end	$108,716	$86,699	$108,716	$86,699

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	1.04%	1.45%	1.03%	1.25%
Commercial real estate	1.45%	0.48	1.93	0.48
Home equity	1.34	0.35	0.73	0.29
Residential real estate	0.23	0.09	0.28	0.11
Premium finance receivables — commercial	5.46	0.43	3.03	0.39
Premium finance receivables — life insurance	—	—	—	—
Indirect consumer	0.92	1.20	0.96	0.99
Consumer and other	0.27	0.25	0.37	0.26

Total loans, net of unearned income, excluding covered loans	1.63%	0.63%	1.41%	0.57%
Covered loans	—	—	—	—

Total loans, net of unearned income	1.63%	0.63%	1.41%	0.57%

Net charge-offs as a percentage of the provision for credit losses	91.85%	54.08%	91.98%	59.76%

Excluding covered loans:
Loans at period-end			$9,324,163	$7,595,476
Allowance for loan losses as a percentage of loans at period end			1.14%	1.12%
Allowance for credit losses as a percentage of loans at period end			1.17%	1.14%

Including covered loans:
Loans at period-end			$9,599,726	$7,595,476
Allowance for loan losses as a percentage of loans at period end			1.11%	1.12%
Allowance for credit losses as a percentage of loans at period end			1.13%	1.14%

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
We determine this component of the allowance for loan losses by classifying each loan into (i) one of 87 categories based on the type of collateral that secures the loan (if any), and (ii) one of ten categories based on the credit risk rating of the loan, as described above under “ Past Due Loans and Non-Performing Assets .” Each combination of collateral and credit risk rating is then assigned a specific loss factor that incorporates the following factors:
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
     Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of June 30, 2010, home equity loans and residential mortgages comprised 10% and 3%, respectively, of the Company’s total loan portfolio. At present, approximately only 2% of all of the Company’s residential mortgage loans and approximately only 1% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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
Other market conditions may require a reserve to bring the carrying value of the loan below the net appraised valuation such as litigation surrounding the borrower and/or property securing our loan or other market conditions impacting the value of the collateral. Having determined the net value based on the factors such as those noted above and compared that value to the book value of the loan, the Company arrives at a charge-off amount or a specific reserve included in the allowance for loan losses. In summary, for collateral dependent loans, appraisals are used as the fair value starting point in the estimate of net value. Estimated costs to sell are deducted from the appraised value to arrive at the net appraised value. Although an external appraisal is the primary source of valuation utilized for charge-offs on collateral dependent loans, we may utilize values obtained through purchase and sale agreements, legitimate indications of interest, negotiated short sales, realtor price opinions, sale of the note or support from guarantors as the basis for charge-offs. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. In addition, if an appraisal is not deemed current, a discount to appraised value may be utilized. Any adjustments from appraised value to net value are detailed and justified in an impairment analysis, which is reviewed and approved by the Company’s Managed Assets Division.

Restructured Loans
The table below presents a summary of restructured loans as of June 30, 2010, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2010	2010	2009
Accruing:
Commercial	$5,110	$12,593	$—
Commercial real estate	46,052	50,523	—
Residential real-estate	2,591	1,933	—

Total accrual	$53,753	$65,049	$—

Non-accrual: (1)
Commercial	$3,865	$—	$—
Commercial real estate	6,827	4,096	—
Residential real-estate	238	236	—

Total accrual	$10,930	$4,332	$—

Total restructured loans:
Commercial	$8,975	$12,593	$—
Commercial real estate	52,879	54,619	—
Residential real-estate	2,829	2,169	—

Total accrual	$64,683	$69,381	$—

(1)	Included in total non-performing loans.
At June 30, 2010, the Company had $64.7 million in loans with modified terms. The $64.7 million in modified loans represents 71 credit relationships in which economic concessions were granted to financially distressed borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with financially distressed borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company.
Each restructured loan was reviewed for collateral impairment at June 30, 2010 and approximately $1.7 million of collateral impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, none of these loans at June 30, 2010 had impairment based on the present value of expected cash flows, thus there was no impact on interest income.
Other Real Estate Owned
The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of June 30, 2010 and shows the activity for the respective period and the balance for each property type:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2010	2010	2009
Balance at beginning of period	$89,009	$80,163	$41,517
Disposals/resolved	(15,201)	$(10,994)	$(4,819)
Transfers in at fair value, less costs to sell	16,348	20,152	4,712
Fair value adjustments	(3,736)	(312)	28

Balance at end of period	$86,420	$89,009	$41,438

	Period End
	June 30,	March 31,	June 30,
Balance by Property Type	2010	2010	2009
Residential real estate	$5,457	$9,476	$7,873
Residential real estate development	27,161	34,392	28,908
Commercial real estate	53,802	45,141	4,657

Total	$86,420	$89,009	$41,438

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
FORWARD-LOOKING STATEMENTS
This document contains, and the documents into which it may be incorporated by reference may contain, forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2009 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 2010 December 31, 2009 and June 30, 2009 is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:

June 30, 2010	4.1%	1.8%	(2.6)%	(6.8)%

December 31, 2009	3.7%	1.5%	(2.4)%	(6.6)%

June 30, 2009	3.9%	1.9%	(1.1)%	(3.2)%
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

During the second three months of 2010, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2010.
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
Our participation in FDIC-assisted acquisitions may present additional risks to our financial condition and results of operations.
We have made, and may continue to make, opportunistic whole or partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC. In addition to the risks frequently associated with acquisitions, an acquisition of a troubled financial institution may involve a greater risk that the acquired assets underperform compared to our expectations. Because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks including, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.
While the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share and share ownership. In addition, loss sharing agreements with the FDIC, including our loss sharing agreements with respect to our recent FDIC-assisted transactions, typically require the acquiring bank to follow certain servicing procedures. A failure to follow servicing procedures or any other breach of a loss sharing agreement by us could result in the loss of FDIC reimbursement, which could have a material negative effect on our financial condition and results of operations.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2010. There is currently no authorization to repurchase shares of outstanding common stock.
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

Item 6: Exhibits:
(a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2010	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)