Form 10-Q
period 2010-09-30
WINTRUST FINANCIAL CORP
filed 2010-11-01
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-21923
WINTRUST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Illinois (State of incorporation or organization)	36-3873352 (I.R.S. Employer Identification No.)
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
Common Stock — no par value, 31,156,846 shares, as of October 28, 2010

Page
PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements.	1-38
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	39-84
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	85-86
ITEM 4. Controls and Procedures.	87

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings.	NA
ITEM 1A. Risk Factors.	87-88
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	88
ITEM 3. Defaults Upon Senior Securities.	NA
ITEM 4. Removed and Reserved.	NA
ITEM 5. Other Information.	NA
ITEM 6. Exhibits.	89
Signatures.	90
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	September 30,	December 31,	September 30,
(In thousands, except share data)	2010	2009	2009

Assets
Cash and due from banks	$155,067	$135,133	$128,898
Federal funds sold and securities purchased under resale agreements	88,913	23,483	22,863
Interest-bearing deposits with other banks ($47,780 restricted for securitization investors at September 30, 2010)	1,224,584	1,025,663	1,168,362
Available-for-sale securities, at fair value	1,324,179	1,255,066	1,362,359
Trading account securities	4,935	33,774	29,204
Brokerage customer receivables	25,442	20,871	19,441
Federal Home Loan Bank and Federal Reserve Bank stock	80,445	73,749	71,889
Loans held-for-sale, at fair value	307,231	265,786	187,505
Loans held-for-sale, at lower of cost or market	13,209	9,929	5,750
Loans, net of unearned income, excluding covered loans	9,461,155	8,411,771	8,275,257
Covered loans	353,840	—	—

Total loans	9,814,995	8,411,771	8,275,257
Less: Allowance for loan losses	110,432	98,277	95,096

Net Loans ($635,755 restricted for securitization investors at September 30, 2010)	9,704,563	8,313,494	8,180,161
Premises and equipment, net	353,445	350,345	352,890
FDIC indemnification asset	161,640	—	—
Accrued interest receivable and other assets	365,496	416,678	315,806
Goodwill	278,025	278,025	276,525
Other intangible assets	13,194	13,624	14,368

Total assets	$14,100,368	$12,215,620	$12,136,021

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$1,042,730	$864,306	$841,668
Interest bearing	9,919,509	9,052,768	9,005,495

Total deposits	10,962,239	9,917,074	9,847,163
Notes payable	1,000	1,000	1,000
Federal Home Loan Bank advances	414,832	430,987	433,983
Other borrowings	241,522	247,437	252,071
Secured borrowings — owed to securitization investors	600,000	—	—
Surbordinated notes	55,000	60,000	65,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	2,045	—	—
Accrued interest payable and other liabilities	175,325	170,990	181,229

Total liabilities	12,701,456	11,076,981	11,029,939

Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A — $1,000 liquidation value; 50,000 shares issued and outstanding at September 30, 2010, December 31, 2009 and September 30, 2009	49,379	49,379	49,379
Series B — $1,000 liquidation value; 250,000 shares issued and outstanding at September 30, 2010, December 31, 2009 and September 30, 2009	237,855	235,445	234,682
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 31,145,332 shares at September 30, 2010, 27,079,308 shares at December 31, 2009, and 26,965,411 shares at September 30, 2009	31,145	27,079	26,965
Surplus	682,318	589,939	580,988
Treasury stock, at cost, 1,592 shares at September 30, 2010, 2,872,489 shares at December 31, 2009 and 2,862,343 shares at September 30, 2009	(51)	(122,733)	(122,437)
Retained earnings	394,323	366,152	342,873
Accumulated other comprehensive income (loss)	3,943	(6,622)	(6,368)

Total shareholders’ equity	1,398,912	1,138,639	1,106,082

Total liabilities and shareholders’ equity	$14,100,368	$12,215,620	$12,136,021

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest income
Interest and fees on loans	$137,902	$126,448	$403,244	$343,637
Interest bearing deposits with banks	1,339	778	3,828	2,205
Federal funds sold and securities purchased under resale agreements	35	106	118	233
Securities	7,438	13,677	29,668	42,977
Trading account securities	19	7	383	86
Brokerage customer receivables	180	132	484	372
Federal Home Loan Bank and Federal Reserve Bank stock	488	429	1,419	1,275

Total interest income	147,401	141,577	439,144	390,785

Interest expense
Interest on deposits	31,088	42,806	95,926	132,261
Interest on Federal Home Loan Bank advances	4,042	4,536	12,482	13,492
Interest on notes payable and other borrowings	1,411	1,779	4,312	5,401
Interest on secured borrowings — owed to securitization investors	3,167	—	9,276	—
Interest on subordinated notes	265	333	762	1,341
Interest on junior subordinated debentures	4,448	4,460	13,227	13,348

Total interest expense	44,421	53,914	135,985	165,843

Net interest income	102,980	87,663	303,159	224,942
Provision for credit losses	25,528	91,193	95,870	129,329

Net interest income after provision for credit losses	77,452	(3,530)	207,289	95,613

Non-interest income
Wealth management	8,973	7,501	26,833	20,310
Mortgage banking	20,980	13,204	38,693	52,032
Service charges on deposit accounts	3,384	3,447	10,087	9,600
Gain on sales of commercial premium finance receivables	—	3,629	—	4,147
Gains (losses) on available-for-sale securities, net	9,235	(412)	9,673	(910)
Gain on bargain purchases	6,593	113,062	43,981	113,062
Trading gains (losses)	712	6,236	5,147	23,254
Other	4,779	4,013	13,286	11,064

Total non-interest income	54,656	150,680	147,700	232,559

Non-interest expense
Salaries and employee benefits	57,014	48,088	156,735	138,923
Equipment	4,203	4,069	12,144	12,022
Occupancy, net	6,254	5,884	18,517	17,682
Data processing	3,891	3,226	10,967	9,578
Advertising and marketing	1,650	1,488	4,434	4,003
Professional fees	4,555	4,089	11,619	9,843
Amortization of other intangible assets	701	677	2,020	2,040
FDIC insurance	4,642	4,334	13,456	16,468
OREO expenses, net	4,767	10,243	11,948	13,671
Other	12,046	10,465	34,484	29,540

Total non-interest expense	99,723	92,563	276,324	253,770

Income before taxes	32,385	54,587	78,665	74,402
Income tax expense	12,287	22,592	29,540	29,500

Net income	$20,098	$31,995	$49,125	$44,902

Preferred stock dividends and discount accretion	$4,943	$4,668	$14,830	$14,668

Net income applicable to common shares	$15,155	$27,327	$34,295	$30,234

Net income per common share — Basic	$0.49	$1.14	$1.17	$1.26

Net income per common share — Diluted	$0.47	$1.07	$1.12	$1.25

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.27

Weighted average common shares outstanding	31,117	24,052	29,396	23,958
Dilutive potential common shares	988	2,493	1,132	323

Average common shares and dilutive common shares	32,105	26,545	30,528	24,281

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						other	Total
	Preferred	Common		Treasury	Retained	comprehensive	shareholder’s
(In thousands)	stock	stock	Surplus	stock	earnings	income (loss)	equity

Balance at December 31, 2008	$281,873	$26,611	$571,887	$(122,290)	$318,793	$(10,302)	$1,066,572
Comprehensive income:
Net income	—	—	—	—	44,902	—	44,902
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	2,154	2,154
Unrealized gains on derivative instruments	—	—	—	—	—	2,089	2,089

Comprehensive income							49,145

Cash dividends declared on common stock	—	—	—	—	(6,463)	—	(6,463)
Dividends on preferred stock	—	—	—	—	(12,480)	—	(12,480)
Accretion on preferred stock	2,188	—	—	—	(2,188)	—	—
Stock-based compensation	—	—	5,132	—	—	—	5,132
Cumulative effect of change in accounting for other-than-temporary impairment	—	—	—	—	309	(309)	—
Common stock issued for:
Exercise of stock options and warrants	—	175	2,482	—	—	—	2,657
Restricted stock awards	—	73	(820)	(147)	—	—	(894)
Employee stock purchase plan	—	56	635	—	—	—	691
Director compensation plan	—	50	1,672	—	—	—	1,722

Balance at September 30, 2009	$284,061	$26,965	$580,988	$(122,437)	$342,873	$(6,368)	$1,106,082

Balance at December 31, 2009	$284,824	$27,079	$589,939	$(122,733)	$366,152	$(6,622)	$1,138,639
Comprehensive income:
Net income	—	—	—	—	49,125	—	49,125
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	11,031	11,031
Unrealized losses on derivative instruments	—	—	—	—	—	(310)	(310)

Comprehensive income	—	—	—	—	—	—	59,846

Cash dividends declared on common stock	—	—	—	—	(4,992)	—	(4,992)
Dividends on preferred stock	—	—	—	—	(12,420)	—	(12,420)
Accretion on preferred stock	2,410	—	—	—	(2,410)	—	—
Stock-based compensation	—	—	3,116	—	—	—	3,116
Cumulative effect of change in accounting for loan securitizations	—	—	—	—	(1,132)	(156)	(1,288)
Common stock issued for:
New issuance, net of costs	—	3,795	83,791	122,831	—	—	210,417
Exercise of stock options and warrants	—	141	2,856	—	—	—	2,997
Restricted stock awards	—	56	(83)	(149)	—	—	(176)
Employee stock purchase plan	—	26	896	—	—	—	922
Director compensation plan	—	48	1,803	—	—	—	1,851

Balance at September 30, 2010	$287,234	$31,145	$682,318	$(51)	$394,323	$3,943	$1,398,912

	Nine Months ended September 30,
	2010	2009
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities arising during the period, net	$26,836	$2,435
Unrealized (losses) gains on derivative instruments arising during the period, net	(505)	3,399
Less: Reclassification adjustment for gains (losses) included in net income, net	9,673	(910)
Less: Income tax expense	5,937	2,501

Other comprehensive income	$10,721	$4,243

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months ended September 30,
(In thousands)	2010	2009

Operating Activities:
Net income	$49,125	$44,902
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	95,870	129,329
Depreciation and amortization	13,426	15,246
Stock-based compensation expense	4,521	5,132
Tax benefit (expense) from stock-based compensation arrangements	744	(140)
Excess tax benefits from stock-based compensation arrangements	(1,020)	(724)
Net amortization of premium on securities	4,674	129
Mortgage servicing rights fair value change and amortization, net	3,724	2,057
Originations and purchases of mortgage loans held-for-sale	(2,495,880)	(3,713,883)
Proceeds from sales of mortgage loans held-for-sale	2,498,438	3,620,400
Originations of premium finance receivables held-for-sale	—	(790,044)
Proceeds from sales and securitizations of premium finance receivables held-for-sale	—	106,282
Bank owned life insurance income, net of claims	(1,593)	(1,403)
Gain on sales of premium finance receivables	—	(4,147)
Decrease (increase) in trading securities, net	28,839	(24,805)
Net increase in brokerage customer receivables	(4,571)	(1,540)
Gain on mortgage loans sold	(47,283)	(38,656)
(Gain) loss on available-for-sale securities, net	(9,673)	910
Gain on bargain purchases	(43,981)	(113,062)
Loss on sale of premises and equipment, net	7	366
Decrease (increase) in accrued interest receivable and other assets, net	100,824	(34,073)
Decrease in accrued interest payable and other liabilities, net	9	25,599

Net Cash Provided by (Used for) Operating Activities	196,200	(772,125)

Investing Activities:
Proceeds from maturities of available-for-sale securities	907,492	1,146,564
Proceeds from sales of available-for-sale securities	628,462	1,145,137
Purchases of available-for-sale securities	(1,609,840)	(2,153,313)
Proceeds from sales and securitizations of premium finance receivables	—	600,000
Net cash received (paid) for business combinations	84,920	(685,456)
Net increase in interest-bearing deposits with banks	(51,588)	(1,045,353)
Net (increase) decrease in loans	(551,016)	122,433
Purchases of premises and equipment, net	(15,896)	(16,404)

Net Cash Used for Investing Activities	(607,466)	(886,392)

Financing Activities:
Increase in deposit accounts	354,941	1,470,407
Decrease in other borrowings, net	(5,915)	(84,693)
Decrease in Federal Home Loan Bank advances, net	(44,592)	(2,000)
Repayment of subordinated note	(5,000)	(5,000)
Excess tax benefits from stock-based compensation arrangements	1,020	724
Issuance of common stock, net of issuance costs	210,417	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,275	2,741
Common stock repurchases	(149)	(147)
Dividends paid	(17,367)	(17,658)

Net Cash Provided by Financing Activities	496,630	1,364,374

Net Increase (Decrease) in Cash and Cash Equivalents	85,364	(294,143)
Cash and Cash Equivalents at Beginning of Period	158,616	445,904

Cash and Cash Equivalents at End of Period	$243,980	$151,761

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
ASU No. 2009-17 requires an ongoing assessment of the Company’s involvement in the activities of Variable Interest Entities (“VIE’s”) and the Company’s rights or obligations to receive benefits or absorb losses that could be potentially significant in order to determine whether those VIE’s will be required to be consolidated in the Company’s financial statements. In accordance with this amendment, the Company concluded that it is the primary beneficiary of the Company’s securitization entity and began consolidating this entity on January 1, 2010. The impact of consolidating the Company’s securitization entity on January 1, 2010 resulted in a $587.1 million net increase in total assets, a $588.4 million net increase in total liabilities and a $1.3 million net decrease in stockholder’s equity (comprised of a $1.1 million decrease in retained earnings and a $156,000 decrease in accumulated other comprehensive income).
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
The Company’s financial statements have not been retrospectively adjusted to reflect the adjustments to Accounting Standards Codification (“ASC”) 860. Therefore, current period results and balances are not comparable to prior period amounts.
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
Credit Quality Disclosures of Financing Receivables and Allowance for Credit Losses
In July 2010, the FASB issued ASU No. 2010-20, “Fair Value Measurements and Disclosures (Topic 820): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires more information in disclosures related to the credit quality of financing receivables and the credit reserves held against them. The new guidance requires the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses as well as to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending on or after December 15, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
(3) Business Combinations
FDIC-Assisted Transactions
On August 6, 2010, Northbrook Bank & Trust Company (“Northbrook”) acquired the banking operations of Ravenswood Bank (“Ravenswood”) in an FDIC assisted transaction. Northbrook acquired assets with a fair value of approximately $172 million, including $94 million of loans, and assumed liabilities with a fair value of approximately $123 million, including $121 million of deposits. Additionally, on April 23, 2010, the Company acquired the banking operations of two entities in FDIC assisted transactions. Northbrook acquired assets with a fair value of approximately $157 million and assumed liabilities with a fair value of approximately $192 million of Lincoln Park Savings Bank (“Lincoln Park”). Wheaton Bank and Trust Company (“Wheaton”) acquired assets with a fair value of approximately $344 million and assumed liabilities with a fair value of approximately $416 million of Wheatland Bank (“Wheatland”).
Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to this loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At the acquisition date, the Company estimated the fair value of the reimbursable losses to be approximately $46.6 million for the Ravenswood acquisition, and

$113.8 million for the Lincoln Park and Wheatland acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification asset, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. These transactions resulted in bargain purchase gains of $33.1 million, $6.6 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park, and are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
Life Insurance Premium Finance Acquisition
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
Both life insurance premium finance asset purchases were accounted for as a single business combination under the acquisition method of accounting as required by applicable accounting guidance. Accordingly, the impact related to this transaction is included in the Company’s financial statements only since the effective date of acquisition. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Under ASC 805, “Business Combinations” (ASC 805), a gain is recorded equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed and consideration paid. As such, the Company recognized a $10.9 million bargain purchase gain in the first quarter of 2010, a $43.0 million bargain purchase gain in the fourth quarter of 2009 and a $113.1 million bargain purchase gain in the third quarter of 2009, relating to the loans acquired for which all contingencies were removed. As of March 31, 2010, the full amount of the bargain purchase gain had been recognized into income. This gain is shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
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
Loans with evidence of credit quality deterioration since origination
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio.
In determining the acquisition date fair value of purchased impaired loans for Ravenswood, Lincoln Park and Wheatland, and in subsequent accounting, the Company aggregates these purchased loans into pools of loans with common risk characteristics. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.
The life insurance premium finance receivables are valued on an individual basis with the accretable component being recognized into interest income using the effective yield method over the estimated remaining life of the loans. The non-accretable portion is evaluated each quarter and if the loans’ credit related conditions improve, a portion is transferred to the accretable component and accreted over future periods. In the event a specific loan prepays in whole, any remaining accretable and non-accretable discount is recognized in income immediately. If credit related conditions deteriorate, an allowance related to these loans will be established as part of the provision for credit losses.
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

(5)Available-for-sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	Cost	gains	losses	Value
U.S. Treasury	$2,016	$—	$(1)	$2,015
U.S. Government agencies	868,419	6,021	(113)	874,327
Municipal	53,138	1,526	(23)	54,641
Corporate notes and other:
Financial issuers	94,482	3,351	(1,416)	96,417
Other	75,895	714	(23)	76,586
Mortgage-backed: (1)
Agency	164,769	12,491	—	177,260
Non-agency CMOs	3,088	13	—	3,101
Other equity securities	40,567	96	(831)	39,832

Total available-for-sale securities	$1,302,374	$24,212	$(2,407)	$1,324,179

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	Cost	gains	losses	Value
U.S. Treasury	$121,310	$—	$(10,494)	$110,816
U.S. Government agencies	579,249	550	(3,623)	576,176
Municipal	63,344	2,195	(203)	65,336
Corporate notes and other:
Financial issuers	42,241	1,518	(2,013)	41,746
Retained subordinated securities	47,448	254	—	47,702
Mortgage-backed: (1)
Agency	205,257	11,287	—	216,544
Non-agency CMOs	102,045	6,133	(194)	107,984
Non-agency CMOs — Alt A	51,306	1,025	(1,553)	50,778
Other equity securities	37,969	15	—	37,984

Total available-for-sale securities	$1,250,169	$22,977	$(18,080)	$1,255,066

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The following tables present the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010:

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses

U.S. Treasury	$2,015	$(1)	$—	$—	$2,015	$(1)
U.S. Government agencies	98,057	(113)	—	—	98,057	(113)
Municipal	514	(11)	333	(12)	847	(23)
Corporate notes and other:
Financial issuers	21,541	(49)	4,574	(1,367)	26,115	(1,416)
Other	18,680	(23)	—	—	18,680	(23)
Other Equity Securities	26,776	(831)	—	—	26,776	(831)

Total	$167,583	$(1,028)	$4,907	$(1,379)	$172,490	$(2,407)

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
The Company does not consider securities with unrealized losses at September 30, 2010 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of three trust-preferred securities with high investment grades. These obligations have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.
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

	Three Months Ended September,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period (1)	$(472)	$(4,195)	$(472)	$(6,181)
Credit losses recognized	—	(472)	—	(472)
Reductions for securities sold during the period	—	3,043	—	5,029

Balance at end of period	$(472)	$(1,624)	$(472)	$(1,624)

(1)	For the nine months ended September 30, 2009, the balance at beginning of period is as of April 1, 2009.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Realized gains	$9,236	$1,601	$9,785	$3,417
Realized losses	(1)	(1,541)	(112)	(1,719)

Net realized gains	$9,235	$60	$9,673	$1,698
Other than temporary impairment charges	—	472	—	2,608

Gains (losses) on available- for-sale securities, net	$9,235	$(412)	$9,673	$(910)

Proceeds from sales of available-for-sale securities	$357,808	$73,945	$628,462	$1,145,137

The amortized cost and fair value of securities as of September 30, 2010 and December 31, 2009, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$595,519	$596,279	$111,380	$111,860
Due in one to five years	287,700	289,520	221,294	222,152
Due in five to ten years	56,875	58,139	328,914	318,796
Due after ten years	153,856	160,048	192,004	188,968
Mortgage-backed	167,857	180,361	358,608	375,306
Other equity securities	40,567	39,832	37,969	37,984

Total available-for-sale securities	$1,302,374	$1,324,179	$1,250,169	$1,255,066

At September 30, 2010 and December 31, 2009, securities having a carrying value of $864 million and $865 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At September 30, 2010, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.
(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Balance:
Commercial	$1,952,791	$1,743,208	$1,643,721
Commercial real-estate	3,331,498	3,296,698	3,392,138
Home equity	919,824	930,482	928,548
Residential real-estate	342,009	306,296	281,151
Premium finance receivables — commercial	1,323,934	730,144	752,032
Premium finance receivables — life insurance	1,434,994	1,197,893	1,045,653
Indirect consumer	56,575	98,134	115,528
Other loans	99,530	108,916	116,486

Total loans, net of unearned income, excluding covered loans	$9,461,155	$8,411,771	$8,275,257
Covered loans	353,840	—	—

Total loans	$9,814,995	$8,411,771	$8,275,257

Mix:
Commercial	20%	21%	20%
Commercial real-estate	34	39	41
Home equity	9	11	11
Residential real-estate	3	4	4
Premium finance receivables — commercial	13	9	9
Premium finance receivables — life insurance	15	14	13
Indirect consumer	1	1	1
Consumer and other	1	1	1

Total loans, net of unearned income, excluding covered loans	96%	100%	100%
Covered loans	4	—	—

Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $34.8 million at September 30, 2010, $31.8 million at December 31, 2009 and $30.1 million at September 30, 2009. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in the third and fourth quarters of 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions during the nine-months ended 2010 are recorded net of credit discounts. See “Acquired Loan Information at Acquisition”, below. The $593.8 million increase in commercial premium finance receivables at September 30, 2010 compared to December 31, 2009 is primarily due to the third quarter 2009 securitization transaction that is now accounted for as a secured borrowing.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $12.6 million at September 30, 2010, $10.7 million at December 31, 2009 and $10.4 million at September 30, 2009.
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
Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination
As part of our acquisition of a portfolio of life insurance premium finance loans in 2009 as well as the FDIC-assisted bank acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The portfolio of life insurance premium finance loans had an unpaid principal balance of $1.0 billion and a carrying value of $910.9 million at acquisition. At September 30, 2010, the unpaid principal balance and carrying value of these loans were $836.9 million and $765.6 million, respectively. The portfolio of loans acquired from the Lincoln Park acquisition had an unpaid principal balance of $138.7 million and a carrying value of $105.0 million at acquisition. At September 30, 2010, the unpaid principal balance and carrying value of these loans totaled $119.3 million and $96.0 million, respectively. The portfolio of loans acquired from the Wheatland acquisition had an unpaid principal balance of $284.2 million and a carrying value of $175.1 million at acquisition. At September 30, 2010, the unpaid principal balance and carrying value of these loans totaled $235.8 million and $166.2 million, respectively. The portfolio of loans acquired from the Ravenswood acquisition had an unpaid principal balance of $154.6 million and a carrying value of $93.9 million at acquisition. At September 30, 2010, the unpaid principal balance and carrying value of these loans totaled $150.6 million and $91.6 million, respectively.
The following table provides details on these loans at each acquisition:

				Life Insurance
				Premium
(Dollars in thousands)	Ravenswood	Wheatland	Lincoln Park	Finance Loans
Contractually required payments including interest	$168,218	$307,103	$165,284	$1,032,714
Less: Nonaccretable difference	66,051	118,660	36,304	41,281

Cash flows expected to be collected (1)	102,167	188,443	128,980	991,433
Less: Accretable yield	8,243	13,296	23,980	80,560

Fair value of loans acquired with evidence of credit quality deterioration since origination	$93,924	$175,147	$105,000	$910,873

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
There was no allowance for loan losses associated with this portfolio of loans at September 30, 2010 compared to an allowance of $615,000 at December 31, 2009. The allowance in prior periods represented deterioration to the portfolio subsequent to acquisition.

Accretable Yield Activity
The following table provides activity for the accretable yield of these loans:

	Three Months Ended
	September 30, 2010
				Life Insurance
				Premium
(Dollars in thousands)	Ravenswood	Wheatland	Lincoln Park	Finance Loans
Accretable yield, beginning balance	$—	$11,827	$22,767	$51,779
Acquisitions	8,243	—	—	—
Accretable yield amortized to interest income	(710)	(1,903)	(1,358)	(8,491)
Reclassification from the nonaccretable difference (1)	—	—	—	1,680
Reclassification to the nonaccretable difference (2)	—	—	—	(52)

Accretable yield, ending balance	$7,533	$9,924	$21,409	$44,916

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(2)	Reclassification to the non-accretable difference represents a decrease to the estimated cash flows to be collected on the underlying portfolio.

	Nine Months Ended
	September 30, 2010
				Life Insurance
				Premium
(Dollars in thousands)	Ravenswood	Wheatland	Lincoln Park	Finance Loans
Accretable yield, beginning balance	$—	$—	$—	$65,026
Acquisitions	8,243	13,296	23,980	—
Accretable yield amortized to interest income	(710)	(3,372)	(2,571)	(29,287)
Reclassification from the nonaccretable difference (1)	—	—	—	9,373
Reclassification to the nonaccretable difference (2)	—	—	—	(196)

Accretable yield, ending balance	$7,533	$9,924	$21,409	$44,916

(1)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(2)	Reclassification to the non-accretable difference represents a decrease to the estimated cash flows to be collected on the underlying portfolio.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The following table presents a summary of the activity in the allowance for credit losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses at beginning of period	$106,547	$85,113	$98,277	$69,767
Provision for credit losses	25,528	91,193	95,870	129,329
Other adjustments — allowance for loan losses related to consolidation of securitization entity	—	—	1,943	—
Reclassification (to)/from allowance for losses on lending-related commitments	(206)	(1,543)	478	(1,543)
Charge-offs:	(22,223)	(80,072)	(88,818)	(103,602)
Recoveries:	786	405	2,682	1,145

Net charge-offs, excluding covered loans	$(21,437)	$(79,667)	$(86,136)	$(102,457)
Covered loans	—	—	—	—

Total net charge-offs	(21,437)	(79,667)	(86,136)	(102,457)

Allowance for loan losses at end of period	$110,432	$95,096	$110,432	$95,096
Allowance for losses on lending-related commitments at end of period	2,375	3,129	2,375	3,129

Allowance for credit losses at end of period	$112,807	$98,225	$112,807	$98,225

A summary of non-accrual, impaired loans and loans past due greater than 90 days and still accruing interest as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Non-performing loans:
Loans past-due greater than 90 days and still accruing interest	$8,432	$7,800	$36,937
Non-accrual loans	125,891	124,004	194,722

Total non-performing loans, excluding covered loans	$134,323	$131,804	$231,659
Covered loans	146,974	—	—

Total non-performing loans	$281,297	$131,804	$231,659

Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	91,189	$58,222	$88,664
Impaired loans with no allowance for loan loss required	99,733	82,250	86,949

Total impaired loans (included in non-performing and restructured loans):	$190,922	$140,472	$175,613

Allowance for loan losses related to impaired loans	$25,085	$17,567	$16,485

Restructured loans	$93,666	$32,432	$—

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.
The average recorded investment in impaired loans was $165.7 million and $125.8 million for the nine months ended September 30, 2010 and 2009, respectively.

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
Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company under ASC 810 and ASC 860. See Note 2 to the Consolidated Financial Statements for a discussion of changes to the accounting for transfers and servicing of financial assets and consolidation of variable interest entities, including the elimination of qualifying SPEs. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statements of Condition. The securitization entity’s receivables underlying third-party investors’ interests are recorded in loans, net of unearned income, excluding covered loans, an allowance for loan losses was established and the related debt issued is reported in secured borrowings—owed to securitization investors. Additionally, beginning on January 1, 2010, certain other of the Company’s retained interests in the transaction, principally consisting of subordinated securities, cash collateral, and overcollateralization of loans, now constitute intercompany positions, which are eliminated in the preparation of the Company’s Consolidated Statements of Condition.
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

September 30,
(Dollars in thousands)	2010
Cash collateral accounts	$1,759
Collections and interest funding accounts	46,021

Interest-bearing deposits with banks — restricted for securitization investors	$47,780

Loans, net of unearned income — restricted for securitization investors	$637,850
Allowance for loan losses	(2,095)

Net loans — restricted for securitization investors	$635,755

Other assets	2,278

Total assets	$685,813

Secured borrowings — owed to securitization investors	$600,000
Other liabilities	4,442

Total liabilities	$604,442

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables — commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of September 30, 2010, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.
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
Securitization Activity Prior to January 1, 2010
The following disclosures apply to the securitization activity of the Company prior to January 1, 2010, when transfers of receivables to the securitization entity were treated as sales in accordance with prior GAAP.
At September 30, 2009, the outstanding balance of loans transferred to the securitization entity was $661.3 million, of which $652.2 million were securitized and $9.1 million were maintained as seller’s interests. The seller’s interest was carried at historical cost and reported as loans, net of unearned income on the Company’s Consolidated Statements of Condition.
Securitization Income
At the time of a loan securitization, the Company recorded a gain/(loss) on sale, which was calculated as the difference between the proceeds from the sale and the book basis of the loans sold. The book basis was determined by allocating the carrying amount of the sold loans between the loans sold and the interests retained based on their relative fair values. Such fair values were based on market prices at the date of transfer for the sold loans and on the estimated present value of future cash flows for retained interests. Gains on sale from securitizations are reported in gain on sales of premium finance receivables in the Company’s Consolidated Statements of Income and were $3.4 million in the third quarter of 2009. The income component resulting from the release of credit reserves upon classification as held-for-sale was reported as a reduction of provision for credit losses.
Also reported in gain on sales of premium finance receivables were changes in the fair value of the interest-only strip. This amount was the excess cash flow from interest collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. Changes in the fair value of the interest-only strip of $173,000 were reported in gain on sale of premium finance receivables in the third quarter of 2009.
The Company retained servicing responsibilities for the transferred loans and earns a related fee. Servicing fee income was $712,000 for the quarter ended September 30, 2009 and is reported in other non-interest income in the Consolidated Statements of Income.
Retained Interests
The Company retained subordinated interests in the securitized loans. These interests included the subordinated securities, overcollateralization of loans, cash reserves, a servicing asset, and an interest-only strip. The following table presents the Company’s retained interests at September 30, 2009:

(Dollars in thousands)
Subordinated securities (1)	$48,004
Residual interests held (2)	42,622
Servicing asset (2)	1,336

Total retained interests	$91,962

(1)	The subordinated securities were accounted for at fair value and reported as available-for-sale securities on the Company’s Consolidated Statements of Condition with unrealized gains recorded in accumulated other comprehensive income. See Note 15 for further discussion on fair value.

(2)	The residual interests and servicing asset were accounted for at fair value and reported in other assets on the Company’s Consolidated Statements of Condition. Retained interests held includes overcollateralization of loans, cash reserve deposits, and an interest-only strip. See Note 15 for further discussion on fair value.

Key economic assumptions used in the measuring of fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions at September 30, 2009 for the Company’s servicing asset and other interests held related to securitized loans are presented in the following table:

	Subordinated	Residual		Servicing
(Dollars in thousands)	Securities	Interests		Asset
Fair value of interest held	$48,004	$42,622		$1,336

Expected weighted-average life (in months)	6.5	6.5		6.5
Decrease in fair value from:
1 month reduction	$239	$(1,206)		$(204)
2 month reduction	$479	$(2,420)		$(403)

Discount rate assumptions	5.97%	8.75	% (1)	8.5%
Decrease in fair value from:
100 basis point increase	$(257)	$(200)		$(3)
200 basis point increase	$(513)	$(399)		$(6)

Credit loss assumption		0.4%		0.4%
Decrease in fair value from:
10% higher loss		$(154)		$—
20% higher loss		$(310)		$—

(1)	Excludes the discount rate on cash reserve deposits deemed to be immaterial.
The sensitivities in the table above are hypothetical and caution should be exercised when relying on this data. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.
The following table summarizes the changes in the fair value of the Company’s servicing asset for the quarter ended September 30, 2009:

(Dollars in thousands)
Balance at June 30, 2009	$—
Fair value determined upon transfer of loans	1,795
Changes in fair value due to changes in inputs and assumptions (1)	(470)
Other changes (2)	11

Balance at September 30, 2009	$1,336

(1)	The Company measured servicing assets at fair value and reported the change in other non-interest income.

(2)	Represents accretable yield reported in other non-interest income.
The key economic assumptions used in measuring the fair value of the servicing asset included the prepayment speed and weighted-average life, the discount rate, and default rate. The primary risk of material changes in the value of the servicing asset resided in the potential volatility in the economic assumptions used, particularly the prepayment speed and weighted-average life.
Other Disclosures
The table below summarizes cash flows received from the securitization entity for the quarter ended September 30, 2009:

(Dollars in thousands)
Proceeds from new securitizations during the period	$600,000
Proceeds from collections reinvested in revolving securitizations	106,282
Servicing and other fees received	—
Excess spread received	—

The following table presents quantitative information about the premium finance receivables - commercial at September 30, 2009:

		Amount of
	Total	Loans 30 days or	Net Credit
	Amount of	More Past Due	Write-offs during
(Dollars in thousands)	Loans	or on Nonaccrual	the Quarter
Premium finance receivables — commercial	$1,404,221	$48,177	$2,317
Less: Premium finance receivables — commercial securitized	652,189	6,096	—

Premium finance receivables — commercial on-balance sheet	$752,032	$42,081	$2,317

(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	September 30,
(Dollars in thousands)	2010	Acquired	Loss	2010
Community banking	$247,601	$—	$—	$247,601
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$278,025	$—	$—	$278,025

No adjustments were made to goodwill in the first nine months of 2010. Pursuant to the acquisition of Professional Mortgage Partners (“PMP”) in December 2008, Wintrust may be required to pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any contingent payments made pursuant to this transaction would be reflected as increases in the Community banking segment’s goodwill.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of September 30, 2010 is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Customer list intangibles:
Gross carrying amount	$5,052	$5,052	$5,052
Accumulated amortization	(3,450)	(3,307)	(3,202)

Net carrying amount	$1,602	$1,745	$1,850

Core deposit intangibles:
Gross carrying amount	$29,508	$27,918	$27,918
Accumulated amortization	(17,916)	(16,039)	(15,400)

Net carrying amount	$11,592	$11,879	$12,518

Total other intangible assets, net	$13,194	$13,624	$14,368

Estimated amortization
Actual in 9 months ended September 30, 2010	$2,020
Estimated remaining in 2010	715
Estimated - 2011	2,708
Estimated - 2012	2,654
Estimated - 2013	2,573
Estimated - 2014	2,236
The customer list intangibles recognized in connection with the purchase of U.S. life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list intangibles recognized in connection with the acquisitions of Lake Forest Capital Management in 2003 and Wayne Hummer Asset Management Company (subsequently renamed Wintrust Capital Management) in 2002, were being amortized over seven-year periods on an accelerated basis and were fully amortized in the first quarter of 2010 and first quarter of 2009, respectively.

The increase in core deposit intangibles from 2009 was related to the FDIC-assisted acquisitions of Lincoln Park and Wheatland during the second quarter of 2010, and the FDIC-assisted acquisition of Ravenswood during the third quarter of 2010. Core deposit intangibles recognized in connection with the Company’s bank acquisitions are being amortized over ten-year periods on an accelerated basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $2.0 million in each of the nine months ended September 30, 2010 and 2009.
(10) Deposits
The following table is a summary of deposits as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Balance:
Non-interest bearing	$1,042,730	$864,306	$841,668
NOW	1,551,749	1,415,856	1,245,689
Wealth Management deposits	710,435	971,113	935,740
Money Market	1,746,168	1,534,632	1,468,228
Savings	713,823	561,916	513,239
Time certificates of deposit	5,197,334	4,569,251	4,842,599

Total deposits	$10,962,239	$9,917,074	$9,847,163

Mix:
Non-interest bearing	10%	9%	9%
NOW	14	14	13
Wealth Management deposits	6	10	9
Money Market	16	15	15
Savings	7	6	5
Time certificates of deposit	47	46	49

Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of The Chicago Trust Company (formerly named the Wayne Hummer Trust Company) and brokerage customers from unaffiliated companies.

(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	414,832	430,987	433,983

Other borrowings:
Securities sold under repurchase agreements	241,522	245,640	250,263
Other	—	1,797	1,808

Total other borrowings	241,522	247,437	252,071

Secured borrowings — owed to securitization investors	600,000	—	—
Subordinated notes	55,000	60,000	65,000

Total notes payable, Federal Home Loan Bank advances, other borrowings, and subordinated notes	$1,312,354	$739,424	$752,054

At September 30, 2010, the Company had notes payable with a $1.0 million outstanding balance, with an interest rate of 4.50%, under a $51.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $50.0 million revolving note, maturing on October 29, 2010, and a $1.0 million note maturing on June 1, 2015. At September 30, 2010, there was no outstanding balance on the $50.0 million revolving note. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points.
Commencing August 2009, a commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeds the amount outstanding under such facility.
The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2010, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions as well as unamortized prepayment fees recorded in connection with debt restructurings. In the third quarter of 2010, the Company restructured $36.0 million of FHLB advances, paying $1.5 million in prepayment fees, in order to achieve lower advance interest rates. In the second quarter of 2010, the Company restructured $146.0 million of FHLB advances, paying $6.8 million in prepayment fees. In the first quarter of 2010, the Company restructured $38.0 million of FHLB advances, paying $1.8 million in prepayment fees. These prepayment fees are being amortized as an adjustment to interest expense using the effective interest method.
At September 30, 2010 securities sold under repurchase agreements represent $98.4 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $143.1 million of short-term borrowings from brokers. During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The QSPE issued $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under TALF. The Company’s adoption of new accounting standards on January 1, 2010 resulted in the consolidation of the

QSPE that was not previously recorded on the Company’s Consolidated Statements of Condition. See Note 2 — Recent Accounting Developments and Note 8 — Loan Securitization, for more information on the QSPE.
The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of September 30, 2010 were $15.0 million, $15.0 million and $25.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.
(12) Junior Subordinated Debentures
As of September 30, 2010, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2010. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

		Junior					Earliest
	Trust Preferred	Subordinated	Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Debentures	Structure	9/30/10	Date	Date	Date
Wintrust Capital Trust III	$25,000	$25,774	L+3.25	3.78%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	20,000	20,619	L+2.80	3.09%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	40,000	41,238	L+2.60	2.89%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	50,000	51,550	L+1.95	2.24%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	40,000	41,238	L+1.45	1.74%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	6,000	6,186	L+3.00	3.47%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	6,000	6,186	L+3.00	3.47%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	5,000	5,155	L+3.00	3.29%	05/2004	05/2034	05/2009

Total		$249,493		3.53%

The junior subordinated debentures totaled $249.5 million at September 30, 2010, December 31, 2009 and September 30, 2009.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At September 30, 2010, the weighted average contractual interest rate on the junior subordinated debentures was 3.53%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on September 30, 2010, was 7.00%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At September 30, 2010, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.
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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2010	2009	Contribution	Contribution
Net interest income:
Community banking	$95,373	$84,576	$10,797	13%
Specialty finance	14,235	33,731	(19,496)	(58)
Wealth management	399	1,710	(1,311)	(77)
Parent and inter-segment eliminations	(7,027)	(32,354)	25,327	78

Total net interest income	$102,980	$87,663	15,317	17%

Non-interest income:
Community banking	$44,304	$18,931	$25,373	134%
Specialty finance	745	114,292	(113,547)	(99)
Wealth management	10,952	10,418	534	5
Parent and inter-segment eliminations	(1,345)	7,039	(8,384)	(119)

Total non-interest income	$54,656	$150,680	(96,024)	(64)%

Net revenue (loss):
Community banking	$139,677	$103,507	$36,170	35%
Specialty finance	14,980	148,023	(133,043)	(90)
Wealth management	11,351	12,128	(777)	(6)
Parent and inter-segment eliminations	(8,372)	(25,315)	16,943	67

Total net revenue	$157,636	$238,343	(80,707)	(34)%

Segment profit (loss):
Community banking	$22,433	$(35,302)	$57,735	164%
Specialty finance	5,606	120,428	(114,822)	(95)
Wealth management	(11)	647	(658)	(102)
Parent and inter-segment eliminations	(7,930)	(53,778)	45,848	85

Total segment profit (loss)	$20,098	$31,995	(11,897)	(37)%

Segment assets:
Community banking	$13,308,912	$11,871,595	$1,437,317	12%
Specialty finance	2,915,956	2,069,415	846,541	41
Wealth management	66,666	60,990	5,676	9
Parent and inter-segment eliminations	(2,191,166)	(1,865,979)	(325,187)	(17)

Total segment assets	$14,100,368	$12,136,021	1,964,347	16%

	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2010	2009	Contribution	Contribution
Net interest income:
Community banking	$280,834	$216,099	$64,735	30%
Specialty finance	43,898	71,950	(28,052)	(39)
Wealth management	5,378	9,449	(4,071)	(43)
Parent and inter-segment eliminations	(26,951)	(72,556)	45,605	63

Total net interest income	$303,159	$224,942	78,217	35%

Non-interest income:
Community banking	$101,118	$70,614	$30,504	43%
Specialty finance	12,928	115,746	(102,818)	(89)
Wealth management	32,709	27,975	4,734	17
Parent and inter-segment eliminations	945	18,224	(17,279)	(95)

Total non-interest income	$147,700	$232,559	(84,859)	(36)%

Net revenue (loss):
Community banking	$381,952	$286,713	$95,239	33%
Specialty finance	56,826	187,696	(130,870)	(70)
Wealth management	38,087	37,424	663	2
Parent and inter-segment eliminations	(26,006)	(54,332)	28,326	61

Total net revenue	$450,859	$457,501	(6,642)	(1)%

Segment profit (loss):
Community banking	$53,060	$(24,728)	$77,788	315%
Specialty finance	14,503	136,713	(122,210)	(89)
Wealth management	2,362	3,937	(1,575)	(40)
Parent and inter-segment eliminations	(20,800)	(71,020)	50,220	71

Total segment profit (loss)	$49,125	$44,902	4,223	9%

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2010 and December 31, 2009:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	Balance			Balance
	Sheet	September 30,	December 31	Sheet	September 30,	December 31
(Dollars in thousands)	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments under ASC 815:

Interest rate swaps designated as Cash Flow Hedges	Other assets	$—	$—	Other liabilities	$15,543	$14,701

Derivatives not designed as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	18,313	7,759	Other liabilities	18,999	8,076
Interest rate lock commitments	Other assets	6,198	32	Other liabilities	179	3,002
Forward commitments to sell mortgage loans	Other assets	211	4,860	Other liabilities	4,261	37

Total derivatives not designated as hedging instruments under ASC 815		$24,722	$12,651		$23,439	$11,115

Total derivatives		$24,722	$12,651		$38,982	$25,816

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2010, the Company had five interest rate swaps with an aggregate notional amount of $175 million that were designated as cash flow hedges of interest rate risk.
The table below provides details on each of these five interest rate swaps as of September 30, 2010:

September 30, 2010
(Dollars in thousands)	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable
September 2011	$20,000	$(977)	0.29%	5.25%	Cash Flow
September 2011	40,000	(1,955)	0.29%	5.25%	Cash Flow
October 2011	25,000	(780)	0.53%	3.39%	Cash Flow
September 2013	50,000	(6,542)	0.29%	5.30%	Cash Flow
September 2013	40,000	(5,289)	0.29%	5.30%	Cash Flow

Total	$175,000	$(15,543)

Since entering into these interest rate swaps, they have been used to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statements of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three and nine months ended September 30, 2010 or September 30, 2009. The Company uses the hypothetical derivative method to assess and measure effectiveness.

A rollforward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Unrealized loss at beginning of period	$(15,969)	$(15,982)	$(15,487)	$(20,549)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	2,124	2,090	6,516	5,492
Amount of loss recognized in other comprehensive income	(2,146)	(3,258)	(7,020)	(2,093)

Unrealized loss at end of period	$(15,991)	$(17,150)	$(15,991)	$(17,150)

In September 2008, the Company terminated an interest rate swap with a notional amount of $25.0 million (maturing in October 2011) that was designated in a cash flow hedge and entered into a new interest rate swap with another counterparty to effectively replace the terminated swap. The interest rate swap was terminated by the Company in accordance with the default provisions in the swap agreement. The unrealized loss on the interest rate swap at the date of termination is being amortized out of other comprehensive income to interest expense over the remaining term of the terminated swap. At September 30, 2010 accumulated other comprehensive income (loss) includes $449,000 of unrealized loss ($276,000 net of tax) related to this terminated interest rate swap.
As of September 30, 2010, the Company estimates that during the next twelve months, $8.6 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
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
Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2010, the Company had approximately 120 derivative transactions (60 with customers and 60 with third parties) with an aggregate notional amount of approximately $460 million (all interest rate swaps) related to this program. These interest rate derivatives had maturity dates ranging from September 2011 to January 2033.
Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2010 the Company had interest rate lock commitments with an aggregate notional amount of approximately $619 million and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $816 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2010, December 31, 2009 or September 30, 2009.

Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative	Location in income statement	2010	2009	2010	2009
Interest rate swaps and floors	Other income	$(36)	$(415)	$(339)	$(169)
Mortgage banking derivatives	Mortgage banking revenue	(4,593)	(3,836)	(13,194)	(1,649)
Covered call options	Other income	703	—	1,162	1,998
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2010, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $35.5 million. As of September 30, 2010 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $12.5 million of cash and $17.3 million of securities. If the Company had breached any of these provisions at September 30, 2010 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	September 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$2,015	$—	$2,015	$—
U.S. Government agencies	874,327	—	874,327	—
Municipal	54,641	—	38,716	15,925
Corporate notes and other	173,003	—	167,511	5,492
Mortgage-backed	180,361	—	177,034	3,327
Equity securities (1)	39,832	—	11,566	28,266
Trading account securities	4,935	58	786	4,091
Mortgage loans held-for-sale	307,231	—	307,231	—
Mortgage servicing rights	5,179	—	—	5,179
Nonqualified deferred compensations assets	3,211	—	3,211	—
Derivative assets	24,722	—	24,722	—

Total	$1,669,457	$58	$1,607,119	$62,280

Derivative liabilities	$38,982	$—	$38,982	$—

	September 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$112,896	$—	$112,896	$—
U.S. Government agencies	655,024	—	655,024	—
Municipal	66,900	—	49,257	17,643
Corporate notes and other	100,506	—	48,120	52,386
Mortgage-backed	390,670	—	226,931	163,739
Equity securities (1)	28,870	—	3,181	25,689
Trading account securities	29,204	208	1,432	27,564
Mortgage loans held-for-sale	187,505	—	187,505	—
Mortgage servicing rights	6,030	—	—	6,030
Nonqualified deferred compensations assets	2,660	—	2,660	—
Derivative assets	11,429	—	11,429	—
Retained interests from the sale/securitization of premium finance receivables	43,958	—	—	43,958

Total	$1,635,652	$208	$1,298,435	$337,009

Derivative liabilities	$29,798	$—	$29,798	$—

(1)	Excludes the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of September 30, 2010 and 2009 for mortgage loans held-for-sale measured at fair value under ASC 825 was $297.2 million and $182.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $307.2 million and $187.5 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2010 and 2009.

The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during the three months and nine months ended September 30, 2010 are summarized as follows:

		Corporate
		notes and	Mortgage-	Equity
(Dollars in thousands)	Municipal	other debt	backed	securities
Balance at June 30, 2010	$14,028	$11,352	$145,331	$26,891
Total net gains (losses) included in:
Net income (1)	—	(1)	(6,947)	—
Other comprehensive income	—	(834)	2	(825)
Purchases, issuances, sales and settlements, net	1,897	—	(129,499)	2,200
Net transfers into/ (out) of Level 3	—	(5,025)	(5,560)	—

Balance at September 30, 2010	$15,925	$5,492	$3,327	$28,266

Balance at January 1, 2010	$17,152	$51,194	$158,449	$26,800
Total net gains (losses) included in:
Net income (1)	—	(34)	(6,947)	—
Other comprehensive income	—	1	2,522	(825)
Purchases, issuances, sales and settlements, net	(1,227)	(40,644)	(145,871)	2,291
Net transfers into/ (out) of Level 3	—	(5,025)	(4,826)	—

Balance at September 30, 2010	$15,925	$5,492	$3,327	$28,266

(1)	Income for Municipal and Corporate notes and other debt is recognized as a component of interest income on securities.
The changes in Level 3 for assets and liabilities not included in the preceding table measured at fair value on a recurring basis during the three months and nine months ended September 30, 2010 are summarized as follows:

	Trading	Mortgage
	Account	servicing	Retained
(Dollars in thousands)	Securities	rights	interests
Balance at June 30, 2010	$36,809	$5,437	$—
Total net gains (losses) included in:
Net income (1)	(28,688)	(258)	—
Other comprehensive income	—	—	—
Purchases, issuances, sales and settlements, net	(4,030)	—	—
Net transfers into/ (out) of Level 3	—	—	—

Balance at September 30, 2010	$4,091	$5,179	$—

Balance at January 1, 2010	$31,924	$6,745	$43,541
Total net gains (losses) included in:
Net income (1)	(23,803)	(1,566)	—
Other comprehensive income	—	—	—
Purchases, issuances, sales and settlements, net	(4,030)	—	(43,541)
Net transfers into/ (out) of Level 3	—	—	—

Balance at September 30, 2010	$4,091	$5,179	$—

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and trading account securities interest income. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during the three months and nine months ended September 30, 2009 are summarized as follows:

			Corporate
	U.S. Govt.		notes and	Mortgage-	Equity
(Dollars in thousands)	agencies	Municipal	other debt	backed	securities
Balance at June 30, 2009	$—	$8,355	$4,378	$167,376	$25,681
Total net gains (losses) included in:
Net income (1)	—	(112)	4	—	—
Other comprehensive income	—	—	—	5,045	—
Purchases, issuances, sales and settlements, net	—	9,400	48,004	(8,682)	8
Net transfers into/ (out) of Level 3	—	—	—	—	—

Balance at September 30, 2009	$—	$17,643	$52,386	$163,739	$25,689

Balance at January 1, 2009	$110	$9,373	$1,395	$4,010	$26,104
Total net gains (losses) included in:
Net income (1)	—	(112)	8	—	—
Other comprehensive income	(1)	—	—	3,598	—
Purchases, issuances, sales and settlements, net	—	10,531	50,983	156,131	43
Net transfers into/ (out) of Level 3	(109)	(2,149)	—	—	(458)

Balance at September 30, 2009	$—	$17,643	$52,386	$163,739	$25,689

(1)	Income for Municipal and Corporate notes and other debt is recognized as a component of interest income on securities.
The changes in Level 3 for assets and liabilities not included in the preceding table measured at fair value on a recurring basis during the three months and nine months ended September 30, 2009 are summarized as follows:

	Trading	Mortgage
	Account	servicing	Retained
(Dollars in thousands)	Securities	rights	interests
Balance at June 30, 2009	$21,422	$6,278	$—
Total net gains (losses) included in:
Net income (1)	5,992	(248)	59
Other comprehensive income	—	—	—
Purchases, issuances, sales and settlements, net	150	—	43,899
Net transfers into/ (out) of Level 3	—	—	—

Balance at September 30, 2009	$27,564	$6,030	$43,958

Balance at January 1, 2009	$3,075	$3,990	$1,229
Total net gains (losses) included in:
Net income (1)	22,293	2,040	59
Other comprehensive income	—	—	—
Purchases, issuances, sales and settlements, net	2,196	—	42,670
Net transfers into/ (out) of Level 3	—	—	—

Balance at September 30, 2009	$27,564	$6,030	$43,958

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and trading account securities interest income. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income. Income for retained interests is recorded as a component of gain on sales of premium finance receivables or miscellaneous income in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2010.

					Three Months	Nine Months
					Ended	Ended
					September 30,	September 30,
					2010	2010
					Fair Value	Fair Value
	September 30, 2010				Losses	Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized	Recognized
Impaired loans	$190,922	$—	$—	$190,922	$10,342	$29,666
Other real estate owned	76,654	—	—	76,654	3,243	15,219

Total	$267,576	$—	$—	$267,576	$13,585	$44,885

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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$243,980	$243,980	$158,616	$158,616
Interest bearing deposits with banks	1,224,584	1,224,584	1,025,663	1,025,663
Available-for-sale securities	1,324,179	1,324,179	1,255,066	1,255,066
Trading account securities	4,935	4,935	33,774	33,774
Brokerage customer receivables	25,442	25,442	20,871	20,871
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	80,445	80,445	73,749	73,749
Mortgage loans held-for-sale, at fair value	307,231	307,231	265,786	265,786
Loans held-for-sale, at lower of cost or market	13,209	13,457	9,929	10,033
Total loans	9,814,995	10,015,582	8,411,771	8,403,305
Mortgage servicing rights	5,179	5,179	6,745	6,745
Nonqualified deferred compensation assets	3,211	3,211	2,827	2,827
Retained interests from the sale/securitization of premium finance receivables	—	—	43,541	43,541
Derivative assets	24,722	24,722	12,651	12,651
FDIC indemnification asset	161,640	161,640	—	—
Accrued interest receivable and other	135,704	135,704	129,774	129,774

Total financial assets	$13,369,456	$13,570,291	$11,450,763	$11,442,401

Financial Liabilities
Non-maturity deposits	$5,764,905	$5,764,905	$5,347,823	$5,347,823
Deposits with stated maturities	5,197,334	5,257,220	4,569,251	4,616,658
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	414,832	450,772	430,987	446,663
Subordinated notes	55,000	55,000	60,000	60,000
Other borrowings	241,522	241,522	247,437	247,347
Secured borrowings owed to securitization investors	600,000	600,334	—	—
Junior subordinated debentures	249,493	251,943	249,493	245,990
Derivative liabilities	38,982	38,982	25,816	25,816
Accrued interest payable and other	17,868	17,868	15,669	15,669

Total financial liabilities	$12,580,936	$12,679,546	$10,947,476	$11,006,966

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
(16) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted share awards, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock, and in May 2009 the Company’s shareholders approved an additional 325,000 shares of common stock that may be offered under the 2007 Plan. All grants made after 2006 were made pursuant to the 2007 Plan, and as of September 30, 2010, 164,033 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine months ending September 30, 2010 and 2009:

	Nine Months Ended
	September 30, 2010	September 30, 2009
Expected dividend yield	0.5%	2.0%
Expected volatility	48.3%	45.7%
Risk-free rate	2.7%	2.4%
Expected option life (in years)	6.2	5.9
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
Compensation cost charged to income for stock options was $349,000 and $830,000 in the third quarters of 2010 and 2009, respectively, and $1.3 million and $2.6 million for the 2010 and 2009 year-to-date periods, respectively. Compensation cost charged to income for restricted share awards was $672,000 and $872,000 in the third quarters of 2010 and 2009, respectively, and $2.0 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively.
A summary of stock option activity under the Plans for the nine months ended September 30, 2010 and September 30, 2009 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)
Outstanding at January 1, 2010	2,156,209	$37.61
Granted	66,365	34.63
Exercised	(141,362)	15.23
Forfeited or canceled	(42,736)	51.46

Outstanding at September 30, 2010	2,038,476	$38.78	3.4	$7,884

Exercisable at September 30, 2010	1,792,223	$39.41	3.2	$7,290

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)
Outstanding at January 1, 2009	2,388,174	$35.61
Granted	43,500	17.85
Exercised	(174,863)	11.72
Forfeited or canceled	(72,879)	34.72

Outstanding at September 30, 2009	2,183,932	$37.20	4.1	$7,491

Exercisable at September 30, 2009	1,833,581	$36.44	3.8	$7,029

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2010 and 2009 was $16.39 and $6.92, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009, was $2.8 million and $1.9 million, respectively.

A summary of restricted share award activity under the Plans for the nine months ended September 30, 2010 and September 30, 2009 is presented below:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1	208,430	$43.24	262,997	$44.09
Granted	137,656	35.66	18,550	20.01
Vested and issued	(52,170)	43.71	(73,798)	40.64
Forfeited	(635)	34.74	(1,625)	30.56

Outstanding at September 30	293,281	$39.63	206,124	$43.37

Vested, but not issuable at September 30	85,000	$51.88	—	$—

In the third quarter of 2009, the Company began paying a portion of the base pay of certain executives in the Company’s stock. Shares issued under this arrangement are granted under the Plan. In the third quarter of 2010, 1,404 shares were granted under this arrangement at an average stock price of $31.16 per share, and for the nine months ended September 30, 2010, 3,866 shares were granted at an average stock price of $33.95 per share. In the third quarter of 2009, 1,588 shares were granted under this arrangement at an average stock price of $27.55 per share. The number of shares granted as of each payroll date is based on the average of the high and low price of the Company’s common stock on such date.
As of September 30, 2010, there was $7.9 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
The Company issues new shares to satisfy option exercises, vesting of restricted shares and issuance of base pay salary shares.
(17) Shareholders’ Equity and Earnings Per Share
Common Stock Offering
In March 2010, the Company issued through a public offering a total of 6,670,000 shares of its common stock at $33.25 per share. Net proceeds to the Company totaled $210.4 million.
Series A Preferred Stock
In August 2008, the Company issued and sold 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) for $50 million in a private transaction. If declared, dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. On and after August 26, 2010, the Series A Preferred Stock are subject to mandatory conversion into common stock in connection with a fundamental transaction, or on and after August 26, 2013 if the closing price of the Company’s common stock exceeds a certain amount.
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

Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months		For the Nine Months
			Ended September 30,		Ended September 30,
(In thousands, except per share data)			2010	2009	2010	2009
Net income			$20,098	$31,995	$49,125	$44,902
Less: Preferred stock dividends and discount accretion			4,943	4,668	14,830	14,668

Net income applicable to common shares — Basic	(A	)	15,155	27,327	34,295	30,234
Add: Dividends on convertible preferred stock			—	1,000	—	—

Net income applicable to common shares — Diluted	(B	)	15,155	28,327	34,295	30,234

Weighted average common shares outstanding	(C	)	31,117	24,052	29,396	23,958
Effect of dilutive potential common shares			988	2,493	1,132	323

Weighted average common shares and effect of dilutive potential common shares	(D	)	32,105	26,545	30,528	24,281

Net income per common share:
Basic	(A/C	)	$0.49	$1.14	$1.17	$1.26

Diluted	(B/D	)	$0.47	$1.07	$1.12	$1.25

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
(18) Subsequent Events
On October 22, 2010, the Company’s wholly-owned subsidiary bank, Wheaton, acquired a branch of First National Bank of Brookfield that is located in Naperville, Illinois. Through this transaction, subject to final adjustments, Wheaton acquired approximately $23 million of deposits, approximately $11 million of performing loans, the property, bank facility and various other assets. This branch will operate as Naperville Bank & Trust.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2010, compared with December 31, 2009 and September 30, 2009, and the results of operations for the nine month periods ended September 30, 2010 and 2009, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the Risk Factors discussed under Item 1A of the Company’s 2009 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
The Current Economic Environment
Both the U.S. economy and the Company’s local markets continue to face challenging conditions in 2010. The credit crisis that began in 2008 continues, resulting in high unemployment and depressed home values throughout the Chicago metropolitan area and southeastern Wisconsin. The stress of the existing economic environment and the depressed real estate valuations in the Company’s markets continue to impact the Company’s business in 2010. In response to these conditions, Management continues to carefully monitor the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment. In particular:
•	The Company created a dedicated division in 2008, the Managed Assets Division, to focus on resolving problem asset situations. Comprised of experienced lenders, the Managed Assets Division takes control of managing the Company’s more significant problem assets and also conducts ongoing reviews and evaluations of all significant problem assets, including the formulation of action plans and updates on recent developments.
•	The Company’s provision for credit losses in the third quarter of 2010 totaled $25.5 million, a decrease of $65.7 million when compared to the third quarter of 2009. The provision for credit losses in the first nine months of 2010 totaled $95.9 million, a decrease of $33.5 million when compared to the first nine months of 2009. Net charge-offs decreased to $21.4 million in the third quarter of 2010 (of which $18.3 million related to commercial and commercial real estate loans), compared to $79.7 million for the same period in 2009 (of which $74.5 million related to commercial and commercial real estate loans). Net charge-offs decreased to $86.1 million in the first nine months of 2010 (of which $59.1 million related to commercial and commercial real estate loans), compared to $102.5 million for the same period in 2009 (of which $91.9 million related to commercial and commercial real estate loans).
•	The Company increased its allowance for loan losses to $110.4 million at September 30, 2010, reflecting an increase of $15.3 million, or 16%, when compared to the same period in 2009 and an increase of $12.2 million, or 12%, when compared to December 31, 2009. At September 30, 2010, approximately $56.5 million, or 51%, of the allowance for loan losses was associated with commercial real estate loans and another $32.0 million, or 29%, was associated with commercial loans.
•	During the third quarter of 2010, Wintrust had significant exposure to commercial real estate. At September 30, 2010, $3.3 billion, or 34%, of our loan portfolio was commercial real estate, with more than 91% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. The commercial real estate loan portfolio was comprised of $545.9 million related to land, residential and commercial construction, $537.9 million related to office buildings loans, $492.6 million related to retail loans, $472.6 million related to industrial use loans, $279.1 million related to multi-family loans and $1.0 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of September 30, 2010, the Company had approximately $83.3 million of non-performing commercial real estate loans representing approximately 3% of the total commercial real estate loan portfolio. $43.3 million, or 52%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.
•	Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $134.3 million (of which $83.3 million, or 62%, was related to commercial real estate) at September 30, 2010, a decrease of $97.3 million compared to September 30, 2009. Non-performing loans declined as a result of selling such loans to third parties, charging loans off or down to fair value, collections, and transfers to other real estate owned.
•	The Company’s other real estate owned, excluding covered other real estate owned, increased by $36.1 million, to $76.7 million during the third quarter of 2010, from $40.6 million at September 30, 2009. These changes were largely caused by the increase in properties acquired in foreclosure or received through a deed in lieu of foreclosure related to residential real estate development and commercial real estate loans. Specifically, the $76.7 million of other real estate owned as of September 30, 2010 was comprised of $22.6 million of residential real estate development property, $45.3 million of commercial real estate property and $8.8 million of residential real estate property.
During 2009, Management implemented a strategic effort to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. This strategic effort continued into the third quarter of 2010. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Management believed that the distressed macro-economic conditions would continue to exist in 2010 and that the banking industry’s increase in non-performing loans would eventually lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, during 2009 and continuing through the third quarter of 2010, the Company attempted to liquidate as many non-performing loans and assets as possible. The impact of those decisions and actions included a decline in non-performing loans in the third quarter of 2010 from the same period in the prior year, an increase in the overall level of the allowance for loan losses and an increase in other real estate owned as the Company acquired properties for ultimate sale through foreclosure or deeds in lieu of foreclosure. Management believes these actions will serve the Company well in the future as they protect the Company from further valuation deterioration and permit Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment. The Company continues to take advantage of the opportunities that many times result from distressed credit markets — specifically, a dislocation of assets, banks and people in the overall market.
The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $158.3 million as of September 30 2010, increasing $21.6 million compared to the balance of $136.7 million as of June 30, 2010. Management is very cognizant of the volatility in and the fragile nature of the national and local economic conditions and that some borrowers can experience severe difficulties and default suddenly even if they have never previously been delinquent in loan payments. Accordingly, Management believes that the current economic conditions will continue to apply stress to the quality of the Company’s loan portfolio. Accordingly, Management plans to continue to direct significant attention toward the prompt identification, management and resolution of problem loans.
During the third quarter of 2010, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At September 30, 2010, approximately $93.7 million in loans had terms modified, with $74.0 million of these modified loans in accruing status. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship.
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
A positive result of the economic environment was that our mortgage banking operation benefited from the low interest rate environment during 2009 and 2010 as demand for mortgage loans increased due to the fall in interest rates. The interest rate environment coupled with the acquisition of additional staff and infrastructure resulted in the higher levels of loan originations and loan sales in 2009. Through the first nine months of 2010 loan originations have been lower than in the same period in 2009. However, the Company has realized an increase in gains on sales of loans, which has been driven by better pricing realized as a result of the company utilizing mandatory execution of forward commitments with investors in 2010. The increase in gains on sales was partially offset by changes in the fair market value of mortgage servicing rights, valuation fluctuations of mortgage banking derivatives and fair value accounting for certain residential mortgage loans held for sale and an increase in loss indemnification claims by purchasers of the Company’s loans. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. Fewer requests from investors for loss indemnification occurred in the current quarter as compared to the second quarter of 2010. The Company recognized $1.4 million of expense in the third quarter of 2010, a decrease of $3.3 million compared to the second quarter of 2010 and has recognized $9.6 million on a year-to-date basis in 2010. The Company has established an $8.7 million estimated liability, as of September 30, 2010, on loans expected to be repurchased from loans sold to investors is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loan, and current economic conditions. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk and consequently sells most of such mortgages into the secondary market.
Prior to its participation in the U.S. Treasury’s Capital Purchase Program, the Company was well-capitalized and in 2009 and 2010, the Company’s capital ratios exceeded the minimum regulatory levels required for it to be considered well-capitalized. The Company’s participation in the CPP provided the Company with additional capital to expand its franchise through growth in loans and deposits. Further, to support the Company’s growth and take advantage of other opportunities, in March 2010, the Company issued through a public offering a total of 6,670,000 shares of its common stock at $33.25 per share. Net proceeds to the Company totaled $210.4 million.
In total, the Company increased its loan portfolio, excluding covered loans, from $8.3 billion at September 30, 2009 to $9.5 billion at September 30, 2010. This increase was primarily a result of the securitization transaction that is accounted for as a secured borrowing as of January 1, 2010 as well as growth in the premium finance receivables — life insurance portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition — Interest Earning Assets” and Note 6 (“Loans”) of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2009 and 2010, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including exceptional sources provided or facilitated by the federal government for the benefit of U.S. financial institutions. Among such sources was the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (the “TALF”). In September 2009 the Company securitized a portion of its property and casualty premium finance loan portfolio of $600 million, which was facilitated by the premium finance loans being eligible collateral under the TALF. The Federal Reserve Bank of New York ceased making new loans under the TALF on June 30, 2010.
The Company also benefited from its maintenance of fifteen separate banking charters, which allow the Company to offer its MaxSafe® product. Through the MaxSafe® product, the Company offers its customers the ability to maintain a depository account at each of the Company’s banking charters and thus receive fifteen times the ordinary FDIC limit, with the Company attending to much of the administrative difficulties this would ordinarily require. While the FDIC insurance limit, formerly $100,000 per depositor at each banking charter, has been raised by the FDIC to $250,000 per depositor at each banking charter, the MaxSafe® product has allowed the Company to attract large amounts of high quality deposits as financial distress has affected a number of banking institutions. At September 30, 2010, the Company had over $1 billion in overnight liquid funds and interest-bearing deposits with banks. Redeployment of a portion of liquid assets into higher yielding assets while continuing to maintain adequate liquidity remains a key priority for 2010.
Community Banking
As of September 30, 2010, our community banking franchise consisted of 15 community banks (the “banks”) with 85 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of establishing de novo banks.

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
Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market. This revenue is significantly impacted by the level of interest rates associated with home mortgages. Recently, such interest rates have been historically low and customer refinancings have been high, although not as high as in the first nine months of 2009. Additionally, in December 2008, we acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”). As a result of the acquisition, we significantly increased the capacity of our mortgage-origination operations, primarily in the Chicago metropolitan market. The PMP transaction also changed the mix of our mortgage origination business in the Chicago market, resulting in a relatively greater portion of that business being retail, rather than wholesale, oriented. Costs in the mortgage business are variable as they primarily relate to commissions paid to originators.
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
In determining the timing of the formation of de novo banks, the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. We began to slow the rate of growth of new locations in 2007 due to tightening net interest margins on new business which, in the opinion of management, did not provide enough net interest spread to be able to garner a sufficient return on our invested capital. From the second quarter of 2008 to the first quarter of 2010, we did not establish a new banking location either through a de novo opening or through an acquisition, due to the financial system crisis and recessionary economy and our decision to utilize our capital to support our existing franchise rather than deploy our capital for expansion through new locations which tend to operate at a loss in the early months of operation. Thus, while expansion activity during the past three years has been at a level below earlier periods in our history, we have resumed the formation of additional branches and acquisitions of additional banks. On April 23, 2010, two of the Company’s wholly-owned subsidiary banks, Northbrook Bank & Trust Company and Wheaton Bank & Trust Company, in two FDIC-assisted transactions, respectively acquired certain assets and liabilities and the banking operations of Lincoln Park Savings Bank (“Lincoln Park”) and Wheatland Bank (“Wheatland”). On August 6, 2010, Northbrook Bank & Trust Company, in an FDIC-assisted transaction, acquired certain assets and liabilities and the banking operations of Ravenswood Bank (“Ravenswood”). Additionally, on October 22, 2010, Wheaton Bank & Trust Company acquired certain assets and liabilities of the banking operations of a branch of First National Bank of Brookfield. This branch will be operated as Naperville Bank & Trust.
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
Financing of Commercial Insurance Premiums
FIFC originated approximately $772.9 million in commercial insurance premium finance receivables in the third quarter of 2010. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company by the enhancement of various control procedures to mitigate the risks associated with this lending. The Company has conducted a thorough review of the premium finance — commercial portfolio and found no signs of similar situations.
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statements of Condition.
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
FIFC originated approximately $115.0 million in life insurance premium finance receivables in the third quarter of 2010. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and/or legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. Similar to the commercial insurance premium finance receivables, the majority of life insurance premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.
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

Wealth Management Activities
We currently offer a full range of wealth management services including trust and investment services, asset management and securities brokerage services, through three separate subsidiaries including Wayne Hummer Investments, LLC, The Chicago Trust Company and Wintrust Capital Management. In October 2010, the Company changed the name of its trust and investment services subsidiary, Wayne Hummer Trust Company, N.A., to The Chicago Trust Company. Additionally, the Company’s asset management company, Wayne Hummer Asset Management, changed its name to Wintrust Capital Management.
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
Due to the combination of our prior decisions in appropriately managing our risks, the capital support provided from the August 2008 private issuance of $50 million of convertible preferred stock and the March 2010 common stock issuance of $210 million, as well as the additional capital support from the CPP, we have been able to take advantage of opportunities when they have arisen and our banks continue to be active lenders within their communities. Without the additional funds from the CPP, our prudent management philosophy and strict underwriting standards likely would have required us to continue to restrain lending due to the need to preserve capital during these uncertain economic conditions.
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
Increased FDIC Insurance for Non-Interest-Bearing Transaction Accounts. In November 2008, the FDIC adopted a final rule establishing the TLGP. The TLGP provided two limited guarantee programs: One, the Debt Guarantee Program, that guaranteed newly-issued senior unsecured debt, and another, the Transaction Account Guarantee program (“TAG”) that guaranteed certain noninterest-bearing transaction accounts at insured depository institutions. All insured depository institutions that offer noninterest-bearing transaction accounts had the option to participate in either program. We did not participate in the Debt Guarantee Program. In December 2008, each of our subsidiary banks elected to participate in the TAG, which provides unlimited FDIC insurance coverage for the entire account balance in exchange for an additional insurance premium to be paid by the depository institution for accounts with balances in excess of the current FDIC insurance limit of $250,000. Although this additional insurance coverage was initially scheduled to expire on December 31, 2009, in October 2009 and April 2010, the FDIC notified depository institutions that it was extending the TAG program for additional six month periods at the option of participating banks. In each case, our subsidiary banks determined that it was in their best interest to continue participation in the TAG program and opted to participate for each additional six-month period. Unless further extended, the additional insurance coverage provided by the TAG is scheduled to expire at December 31, 2010. Upon expiration of the TAG, a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which takes effect on December 31, 2010, will provide unlimited Federal insurance of the net amount of non-interest-bearing transaction accounts at all insured depository institutions through December 31, 2012. The unlimited FDIC coverage provided under the Dodd-Frank Act applies to a more narrowly defined set of non-interest-bearing transaction accounts than the TAG. Specifically, transaction accounts that earn de minimis interest and accounts on which institutions reserve a right to require advance notice of withdrawals (e.g., NOW Accounts) are covered by the unlimited Federal deposit insurance provided under the TAG, but will not continue to be covered by unlimited Federal deposit insurance under the Dodd-Frank Act.
Financial Regulatory Reform
In July 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. While final rulemaking under the Dodd-Frank Act will occur over the course of several years, changes mandated by the Dodd-Frank Act, as well as other legislative and regulatory changes, could have a significant impact on us by, for example, requiring us to change our business practices, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, limiting our ability to pursue business opportunities, imposing additional costs on us, limiting fees we can charge for services, impacting the value of our assets, or otherwise adversely affecting our businesses. These changes may also require us to invest significant management attention and resources in order to comply with new statutory and regulatory requirements. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact that such requirements will have on our operations is unclear.
The Dodd-Frank Act also addresses risks to the economy and the financial system. It contemplates enhanced regulation of derivatives, restrictions on and additional disclosure of executive compensation, additional corporate governance requirements, and oversight of credit rating agencies. It also strengthens the ability of the regulatory agencies to supervise and examine bank holding companies and their subsidiaries. Effective July 2011, the Dodd-Frank Act requires a bank holding company that elects treatment as a financial holding company, including us, to be both well-capitalized and well-managed in addition to the existing requirement that a financial holding company’s subsidiary banks be well-capitalized and well-managed. Bank holding companies and banks must also be both well-capitalized and well-managed in order to engage in interstate bank acquisitions.
Among other things, the Dodd-Frank Act requires the issuance of new banking regulations regarding the establishment of minimum leverage and risk-based capital requirements for bank holding companies and banks. These regulations, which are required to be effective within 18 months from the enactment of the Dodd-Frank Act, are required to be no less stringent than current capital requirements applied to insured depository institutions and may, in fact, be higher when established by the agencies. Although Wintrust’s outstanding trust preferred securities will remain eligible for Tier 1 capital treatment, any future issuances of trust preferred securities will not be Tier 1 capital. The Dodd-Frank Act also requires the regulatory agencies to seek to make capital requirements for bank holding companies and insured institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act may also require us to conduct annual stress tests, in accordance with future regulations. Any such testing would result in increased compliance costs.
Certain provisions of the Dodd-Frank Act have near-term effect on the Company. In particular, effective one year from the date of enactment, the Dodd-Frank Act eliminates U.S. federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending upon market response, this change could have an adverse impact on our interest expense. In addition, the Dodd-Frank Act includes provisions that change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less tangible capital, eliminate the maximum size of the deposit insurance fund (the “DIF”), eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increase the minimum reserve ratio of the DIF from 1.15% to 1.35%, which will generally require an increase in the level of assessments for institutions with assets in excess of $10 billion. The applicability of increased assessments to the Company may depend upon regulations issued by banking regulators, who are granted significant rulemaking discretion by the Dodd-Frank Act.
Additionally, the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve, which will regulate consumer financial products and services. On July 21, 2011, the consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the Bureau. The Bureau will have broad rulemaking authority over a wide range of consumer protection laws that apply to banks and thrifts, including the authority to prohibit “unfair, deceptive or abusive practices” to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. In particular, the Bureau may enact sweeping reforms in the mortgage broker industry which may increase the costs of engaging in these activities for all market participants, including our subsidiaries. The Bureau will have broad supervisory, examination and enforcement authority. In addition, state attorneys general and other state officials will be authorized to enforce consumer protection rules issued by the Bureau.

The Dodd-Frank Act weakens federal preemption available for national banks and eliminates federal preemption for subsidiaries of national banks, which may subject the Company’s national banks and their subsidiaries, including Wintrust Mortgage Company, to additional state regulation. With regard to mortgage lending, the Dodd-Frank Act imposes new requirements regarding the origination and servicing of residential mortgage loans. The law creates a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation of the part of lenders to assess and verify a borrower’s “ability to repay” a residential mortgage loan.
The Dodd-Frank Act also enhances provisions relating to affiliate and insider lending restrictions and loans to one borrower limitations. Federal banking law currently limits a national bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. It also eventually will prohibit state-chartered banks (including certain of the Company’s banking subsidiaries) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.
Recent Actions Related to Capital and Liquidity
In December 2009, the Basel Committee on Banking Supervision released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements, commonly referred to as “Basel III.”
In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced minimum capital ratios and transition periods and endorsed the statements the Committee released in July 2010. The announcement provides that: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2% level to 4.5%, to be phased in by January 1, 2015, and (ii) the minimum requirement for the Tier 1 capital ratio will be increased from 4% to 6%, to be phased in by January 1, 2015.
In addition, Basel III includes a “capital conservation buffer” that requires banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk weighted assets on top of the minimum requirement, which will be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to constraints on earnings distributions. In addition, Basel III includes a countercyclical buffer within a range of 0% — 2.5%, which would be implemented according to national circumstances.
These capital requirements are supplemented under Basel III by a non-risk-based leverage ratio. A minimum Tier 1 leverage ratio of 3% will be tested during the parallel run period starting January 1, 2013. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017.
The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors. After an observation period beginning in 2011, the liquidity coverage ratio will become effective on January 1, 2015. The revised net stable funding ratio will become effective January 1, 2018.
The U.S. federal banking agencies expressed support for the agreements reached by the Group of Governors and Heads of Supervision set forth in the announcement made in September 2010. While the announcement provided clarity on the minimum capital levels, many of the details of the new framework will remain unclear until the final release is issued. The Basel Committee is expected to release the final detailed requirements later this year. Implementation of any final provisions of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.
We are not able to predict at this time the content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiaries or the impact that any changes in regulation would have on us. If new standards require us or our banking subsidiaries to maintain more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with formulaic liquidity requirements, such regulation could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.
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
Fair Market Valuation at Date of Purchase and Allowance for Loan Losses
ASC 805, “Business Combinations” (ASC 805), requires acquired loans to be recorded at fair market value. The application of ASC 805 requires incorporation of credit related factors directly into the fair value of the loans recorded at the acquisition date, thereby eliminating separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet. Accordingly, the Company established a credit discount for each loan as part of the determination of the fair market value of such loan in accordance with those accounting principles at the date of acquisition. See Note 6 of the Financial Statements presented under Item 1 of this report for a detailed roll-forward of the aggregate credit discounts established and any activity associated with balances since the dates of acquisition. Any adverse changes in the deemed collectible nature of a loan would subsequently be provided through a charge to the income statement through a provision for credit losses and a corresponding establishment of an allowance for loan losses. There was no allowance for loan losses associated with this portfolio of loans at September 30, 2010.
FDIC-Assisted Transactions — Acquisition of Lincoln Park Bank, Wheatland Bank and Ravenswood Bank
On August 6, 2010, Northbrook Bank & Trust Company acquired the banking operations of Ravenswood in an FDIC-assisted transaction. Northbrook acquired assets with a fair value of approximately $172 million, including $94 million of loans, and assumed liabilities with a fair value of approximately $123 million, including $121 million of deposits. Additionally, on April 23, 2010, the Company acquired the banking operations of two entities in FDIC-assisted transactions. Northbrook acquired assets with a fair value of approximately $157 million and assumed liabilities with a fair value of approximately $192 million of Lincoln Park. Wheaton Bank and Trust Company acquired assets with a fair value of approximately $344 million and assumed liabilities with a fair value of approximately $416 million of Wheatland.
Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to this loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At the acquisition date, the Company estimated the fair value of the reimbursable losses to be approximately $46.6 million for the Ravenswood acquisition, and $113.8 million for the Lincoln Park and Wheatland acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification asset, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. These transactions resulted in a bargain purchase gains of $33.1 million, $6.6 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park, and is shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
Acquisition of a branch of the First National Bank of Brookfield
On October 22, 2010, the Company’s wholly-owned subsidiary bank, Wheaton, acquired a branch of First National Bank of Brookfield that is located in Naperville, Illinois. Through this transaction, subject to final adjustments, Wheaton acquired approximately $23 million of deposits, approximately $11 million of performing loans, the property, bank facility and various other assets. This branch will operate as Naperville Bank & Trust.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for 2010, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	September 30, 2010	September 30, 2009	Change
Net income	$20,098	$31,995		(37)%
Net income per common share — Diluted	0.47	1.07		(56)

Net revenue (1)	157,636	238,343		(34)
Net interest income	102,980	87,663		17

Core pre-tax earnings (2) (6)	47,572	37,137		28

Net interest margin (2)	3.22%	3.25%	(3	)bp
Net overhead ratio (3)	1.28	(1.95)		323
Efficiency ratio (2) (4)	67.01	38.69		2,832
Return on average assets	0.57	1.08		(51)
Return on average common equity	5.44	13.79		(835)

	Nine Months	Nine Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	September 30, 2010	September 30, 2009	Change
Net income	$49,125	$44,902		9%
Net income per common share — Diluted	1.12	1.25		(10)

Net revenue (1)	450,859	457,501		(1)
Net interest income	303,159	224,942		35

Core pre-tax earnings (2) (6)	137,287	81,996		67

Net interest margin (2)	3.34%	2.98%	36	bp
Net overhead ratio (3)	1.29	0.25		104
Efficiency ratio (2) (4)	62.45	55.15		730
Return on average assets	0.49	0.54		(5)
Return on average common equity	4.43	5.16		(73)

At end of period
Total assets	$14,100,368	$12,136,021		16%
Total loans	9,814,995	8,275,257		19
Total loans, including loans held-for-sale	10,135,435	8,468,512		20
Total deposits	10,962,239	9,847,163		11
Junior subordinated debentures	249,493	249,493		—
Total shareholders’ equity	1,398,912	1,106,082		26
Tangible common equity ratio (TCE) (2)	5.9%	4.5%	146	bp
Book value per common share	35.70	34.10		5%
Market price per common share	32.41	27.96		16

Excluding covered loans:
Allowance for loan losses to total loans (5)	1.17%	1.15%	2	bp
Allowance for credit losses to total loans (5)	1.19	1.19		—
Non-performing loans to total loans	1.42	2.80		(138)

Including covered loans:
Allowance for loan losses to total loans (5)	1.13%	1.15%	(2	)bp
Allowance for credit losses to total loans (5)	1.15	1.19		(4)
Non-performing loans to total loans	2.87	2.80		7

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	Core pre-tax earnings is adjusted to exclude the provision for credit losses and certain significant items.

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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
(A) Interest Income (GAAP)	$147,401	$141,577	$439,144	$390,785
Taxable-equivalent adjustment:
- Loans	85	93	254	360
- Liquidity management assets	324	413	1,051	1,314
- Other earning assets	7	9	16	30

Interest Income — FTE	$147,817	$142,092	$440,465	$392,489
(B) Interest Expense (GAAP)	44,421	53,914	135,985	165,843

Net interest income — FTE	103,396	88,178	304,480	226,646

(C) Net Interest Income (GAAP) (A minus B)	$102,980	$87,663	$303,159	$224,942

(D) Net interest margin (GAAP)	3.20%	3.23%	3.32%	2.95%
Net interest margin — FTE	3.22%	3.25%	3.34%	2.98%
(E) Efficiency ratio (GAAP)	67.20%	38.77%	62.63%	55.36%
Efficiency ratio — FTE	67.01%	38.69%	62.45%	55.15%

Calculation of Tangible Common Equity ratio (at period end)
Total shareholders equity	$1,398,912	$1,106,082
Less: Preferred stock	(287,234)	(284,061)
Less: Intangible assets	(291,219)	(290,893)

(F) Total tangible shareholders equity	$820,459	$531,128

Total assets	$14,100,368	$12,136,021
Less: Intangible assets	(291,219)	(290,893)

(G) Total tangible assets	$13,809,149	$11,845,128

Tangible common equity ratio (F/G)	5.9%	4.5%

Income before taxes	$32,385	$54,587	$78,665	$74,402
Add: Provision for credit losses	25,528	91,193	95,870	129,329
Add: OREO expenses, net	4,767	10,243	11,948	13,671
Add: Recourse obligation on loans previously sold	1,432	—	9,605	—
Less: Gain on bargain purchases	(6,593)	(113,062)	(43,981)	(113,062)
Less: Trading (gains) losses	(712)	(6,236)	(5,147)	(23,254)
Less: (Gains) losses on available-for-sale securities, net	(9,235)	412	(9,673)	910

Core pre-tax earnings	$47,572	$37,137	$137,287	$81,996

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
Net Income
Net income for the quarter ended September 30, 2010 totaled $20.1 million, a decrease of $11.9 million, or 37%, compared to the third quarter of 2009, and an increase of approximately $7.1 million, or 54%, compared to the second quarter of 2010. On a per share basis, net income for the third quarter of 2010 totaled $0.47 per diluted common share, a decrease of $0.60 per share as compared to the 2009 third quarter total of $1.07 per diluted common share. Compared to the second quarter of 2010, net income per diluted common share in the third quarter of 2010 increased $0.22, or 88%. Primarily as a result of the Company’s issuance of 6.67 million common shares for net proceeds of $210.4 million in the first quarter of 2010, average common shares and dilutive common shares in the third quarter of 2010 increased by approximately 5.6 million shares, or 21%, compared to the same period in 2009.
The most significant factors affecting net income for the third quarter of 2010 as compared to the same period in the prior year include a decrease in gain on bargain purchases as a result of the third quarter 2009 acquisition of the life insurance premium finance portfolio, offset by a decrease in the provision for credit losses and interest expense on deposits as well as increased mortgage banking revenues and interest income on loans. The return on average common equity for the third quarter of 2010 was 5.44%, compared to 13.79% for the prior year third quarter and 2.98% for the second quarter of 2010.
Net income for the first nine months of 2010 totaled $49.1 million, an increase of $4.2 million, or 9.4%, compared to $44.9 million for the same period in 2009. On a per share basis, net income per diluted common share was $1.12 for the first nine months of 2010, a decrease of $0.13 per share compared to $1.25 for the first nine months of 2009. Return on average common equity for the first nine months of 2010 was 4.43% versus 5.16% for the same period of 2009.
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

Quarter Ended September 30, 2010 compared to the Quarter Ended September 30, 2009
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2010 as compared to the third quarter of 2009 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,802,964	$9,625	1.36%	$2,078,330	$15,403	2.94%
Other earning assets (2) (3) (7)	34,263	205	2.37	24,874	148	2.36
Loans, net of unearned income (2) (4) (7)	9,603,561	134,016	5.54	8,665,281	126,541	5.79
Covered loans	325,751	3,971	4.84	—	—	—

Total earning assets (7)	$12,766,539	$147,817	4.59%	$10,768,485	$142,092	5.24%

Allowance for loan losses	(113,631)			(85,300)
Cash and due from banks	154,078			109,645
Other assets	1,208,771			1,004,690

Total assets	$14,015,757			$11,797,520

Interest-bearing deposits	$9,823,525	$31,088	1.26%	$8,799,578	$42,806	1.93%
Federal Home Loan Bank advances	414,789	4,042	3.87	434,134	4,536	4.14
Notes payable and other borrowings	232,991	1,411	2.40	245,352	1,779	2.88
Secured borrowings — owed to securitization investors	600,000	3,167	2.09	—	—	—
Subordinated notes	55,000	265	1.89	65,000	333	2.01
Junior subordinated notes	249,493	4,448	6.98	249,493	4,460	6.99

Total interest-bearing liabilities	$11,375,798	$44,421	1.55%	$9,793,557	$53,914	2.18%

Non-interest bearing liabilities	1,005,170			775,202
Other liabilities	243,282			158,666
Equity	1,391,507			1,070,095

Total liabilities and shareholders’ equity	$14,015,757			$11,797,520

Interest rate spread (5) (7)			3.04%			3.06%
Net free funds/contribution (6)	$1,390,741		0.18%	$974,928		0.19%

Net interest income/Net interest margin (7)		$103,396	3.22%		$88,178	3.25%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2010 and 2009 were $416,000 and $515,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.
The higher level of net interest income recorded in the third quarter of 2010 compared to the third quarter of 2009 was primarily attributable to the impact of the acquisition of the life insurance premium finance assets in the second half of 2009 and lower retail deposit costs. Approximately $714 million of the increase in average total loans is attributable to life insurance premium finance loans including those purchased in the transaction or originated by the Company.
In the third quarter of 2010, the yield on earning assets decreased 65 basis points as the yield on liquidity management assets declined by 158 basis points and the rate on interest-bearing liabilities decreased 63 basis points compared to the third quarter of 2009. Retail deposit re-pricing opportunities over the past 12 months, due to a sustained low interest rate environment and more stable financial markets, contributed to the majority of this decreased cost. The rate paid on interest-bearing deposits decreased 67 basis points when compared to the third quarter of 2009.

Quarter Ended September 30, 2010 compared to the Quarter Ended June 30, 2010
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2010 as compared to the second quarter of 2010 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			June 30, 2010
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,802,964	$9,625	1.36%	$2,613,179	$13,305	2.04%
Other earning assets (2) (3) (7)	34,263	205	2.37	62,874	515	3.28
Loans, net of unearned income (2) (4) (7)	9,603,561	134,016	5.54	9,356,033	133,207	5.71
Covered loans	325,751	3,971	4.84	210,030	2,682	5.12

Total earning assets (7)	$12,766,539	$147,817	4.59%	$12,242,116	$149,709	4.91%

Allowance for loan losses	(113,631)			(108,764)
Cash and due from banks	154,078			137,531
Other assets	1,208,771			1,119,654

Total assets	$14,015,757			$13,390,537

Interest-bearing deposits	$9,823,525	$31,088	1.26%	$9,348,541	$31,626	1.36%
Federal Home Loan Bank advances	414,789	4,042	3.87	417,835	4,094	3.93
Notes payable and other borrowings	232,991	1,411	2.40	217,751	1,439	2.65
Secured borrowings — owed to securitization investors	600,000	3,167	2.09	600,000	3,115	2.08
Subordinated notes	55,000	265	1.89	57,198	256	1.77
Junior subordinated notes	249,493	4,448	6.98	249,493	4,404	6.98

Total interest-bearing liabilities	$11,375,798	$44,421	1.55%	$10,890,818	$44,934	1.65%

Non-interest bearing liabilities	1,005,170			932,046
Other liabilities	243,282			195,984
Equity	1,391,507			1,371,689

Total liabilities and shareholders’ equity	$14,015,757			$13,390,537

Interest rate spread (5) (7)			3.04%			3.26%
Net free funds/contribution (6)	$1,390,741		0.18%	$1,351,298		0.17%

Net interest income/Net interest margin (7)		$103,396	3.22%		$104,775	3.43%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2010 and June 30, 2010 were $416,000 and $461,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.
The decline in net interest margin in the third quarter of 2010 compared to the second quarter of 2010 was primarily caused by $3.2 million less accretion on the purchased life insurance premium finance portfolio as less prepayments occurred (reduced net interest margin by 10 basis points), higher balances and lower yields on liquidity management assets (reduced net interest margin by 14 basis points), the negative impact of selling certain collateralized mortgage obligations (reduced net interest margin by nine basis points), offset by lower costs for interest-bearing deposits (increased net interest margin by 11 basis points) and higher contribution from net free funds (increased net interest margin by 1 basis point). The decline in the yield on loans is primarily attributable to reduced accretion on the purchased life insurance premium finance portfolio.

Nine months Ended September 30, 2010 compared to the Nine months Ended September 30, 2009
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first nine months of 2010 as compared to the first nine months of 2009:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,592,751	$36,084	1.86%	$1,923,869	$48,004	3.34%
Other earning assets (2) (3) (7)	50,192	883	2.35	23,242	488	2.81
Loans, net of unearned income (2) (4) (7)	9,371,291	396,845	5.66	8,244,336	343,997	5.58
Covered loans	178,492	6,653	4.98	—	—	—

Total earning assets (7)	$12,192,726	$440,465	4.83%	$10,191,447	$392,489	5.15%

Allowance for loan losses	(109,982)			(76,886)
Cash and due from banks	135,476			103,164
Other assets	1,104,240			936,468

Total assets	$13,322,460			$11,154,193

Interest-bearing deposits	$9,358,313	$95,926	1.37%	$8,217,631	$132,261	2.15%
Federal Home Loan Bank advances	420,554	12,482	3.97	435,359	13,492	4.14
Notes payable and other borrowings	225,579	4,312	2.56	266,264	5,401	2.71
Secured borrowings — owed to securitization investors	600,000	9,276	2.07	—	—	—
Subordinated notes	57,381	762	1.75	67,198	1,341	2.63
Junior subordinated notes	249,493	13,227	6.99	249,498	13,348	7.05

Total interest-bearing liabilities	$10,911,320	$135,985	1.66%	$9,235,950	$165,843	2.40%

Non-interest bearing liabilities	934,734			754,666
Other liabilities	155,795			97,130
Equity	1,320,611			1,066,447

Total liabilities and shareholders’ equity	$13,322,460			$11,154,193

Interest rate spread (5) (7)			3.17%			2.75%
Net free funds/contribution (6)	$1,281,406		0.17%	$955,497		0.23%

Net interest income/Net interest margin (7)		$304,480	3.34%		$226,646	2.98%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2010 and 2009 were $1.3 million and $1.7 million, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.
Tax-equivalent net interest income for the first nine months of 2010 totaled $304.5 million, an increase of $77.9 million, or 34%, as compared to the $226.6 million recorded in the first nine months of 2009. The higher level of net interest income recorded was primarily attributable to the impact of the acquisition of the life insurance premium finance assets in the second half of 2009 and lower retail deposit costs. Approximately $996 million of the increase in average total loans is attributable to life insurance premium finance loans including those purchased in the transaction or originated by the Company.
In the first nine months of 2010, the yield on earning assets decreased 32 basis points as the yield on liquidity management assets declined by 148 basis points and the rate on interest-bearing liabilities decreased 74 basis points compared to the first nine months of 2009. Retail deposit re-pricing opportunities over the past 12 months, due to a sustained low interest rate environment and more stable financial markets, contributed to the majority of this decreased cost. The rate paid on interest-bearing deposits decreased 78 basis points when compared to the first nine months of 2009.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended September 30, 2010 and June 30, 2010, the nine month periods ended September 30, 2010 and September 30, 2009 and the three-month periods ended September 30, 2010 and September 30, 2009. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter	First Nine Months	Third Quarter
	of 2010	of 2010	of 2010
	Compared to	Compared to	Compared to
	Second Quarter	First Nine Months	Third Quarter
(Dollars in thousands)	of 2010	of 2009	of 2009
Tax-equivalent net interest income for comparative period	$104,775	$226,646	$88,178
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,965	33,803	9,722
Change due to interest rate fluctuations (rate)	(6,483)	44,031	5,496
Change due to number of days in each period	1,139	—

Tax-equivalent net interest income for the period ended September 30, 2010	$103,396	$304,480	$103,396

Non-interest Income
For the third quarter of 2010, non-interest income totaled $54.7 million, a decrease of $96.0 million, or 64%, compared to the third quarter of 2009. The decrease was primarily attributable to the bargain purchase gain related to the life insurance premium finance loan acquisition in the third quarter of 2009 and lower trading gains, partially offset by an increase in mortgage banking revenue and gains on available-for-sale securities. For the first nine months of 2010, non-interest income totaled $147.7 million, a decrease of $84.9 million, or 36%, compared to the first nine months of 2009.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	September 30		$	%
(Dollars in thousands)	2010	2009	Change	Change
Brokerage	$5,806	$4,593	$1,213	26
Trust and asset management	3,167	2,908	259	9

Total wealth management	8,973	7,501	1,472	20

Mortgage banking	20,980	13,204	7,776	59
Service charges on deposit accounts	3,384	3,447	(63)	(2)
Gains on sales of premium finance receivables	—	3,629	(3,629)	(100)
Gains (losses) on available-for-sale securities	9,235	(412)	9,647	NM
Gain on bargain purchases	6,593	113,062	(106,469)	(94)
Trading gains	712	6,236	(5,524)	(89)
Other:
Fees from covered call options	703	—	703	NM
Bank Owned Life Insurance	552	552	—	—
Administrative services	744	527	217	41
Miscellaneous	2,780	2,934	(154)	(5)

Total Other	4,779	4,013	766	19

Total Non-Interest Income	$54,656	$150,680	$(96,024)	(64)

	Nine Months Ended
	September 30		$	%
(Dollars in thousands)	2010	2009	Change	Change
Brokerage	$17,072	$12,693	$4,379	34
Trust and asset management	9,761	$7,617	2,144	28

Total wealth management	26,833	20,310	6,523	32

Mortgage banking	38,693	52,032	(13,339)	(26)
Service charges on deposit accounts	10,087	9,600	487	5
Gains on sales of premium finance receivables	—	4,147	(4,147)	(100)
Gains (losses) on available-for-sale securities	9,673	(910)	10,583	NM
Gain on bargain purchases	43,981	113,062	(69,081)	(61)
Trading gains	5,147	23,254	(18,107)	(78)
Other:
Fees from covered call options	1,162	1,998	(836)	(42)
Bank Owned Life Insurance	1,593	1,403	190	14
Administrative services	2,034	1,463	571	39
Miscellaneous	8,497	6,200	2,297	37

Total Other	13,286	11,064	2,222	20

Total Non-Interest Income	$147,700	$232,559	$(84,859)	(36)

NM = Not Meaningful

Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Capital Management and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at Wayne Hummer Investments and The Chicago Trust Company. Wealth management revenue totaled $9.0 million in the third quarter of 2010 and $7.5 million in the third quarter of 2009. Increased asset valuations due to equity market improvements have helped revenue growth from trust and asset management activities. Additionally, the improvement in the equity markets overall have led to the increase of the brokerage component of wealth management revenue as customer trading activity has increased.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended September 30, 2010, this revenue source totaled $21.0 million, an increase of $7.8 million when compared to the third quarter of 2009. For the first nine months of 2010, mortgage banking revenue totaled $38.7 million, a decrease of $13.3 million when compared to the first nine months of 2009. Mortgages originated and sold totaled $1.1 billion in the third quarter of 2010 compared to $732 million in the second quarter of 2010 and $960 million in the third quarter of 2009. The increase in mortgage banking revenue in the third quarter of 2010 as compared to the third quarter of 2009 resulted primarily from an increase in gains on sales of loans, which was driven by higher origination volumes and better pricing realized as a result of the company utilizing mandatory execution of forward commitments with investors in 2010. The increase in gains on sales was partially offset by changes in the fair market value of mortgage servicing rights, valuation fluctuations of mortgage banking derivatives and fair value accounting for certain residential mortgage loans held for sale and an increase in loss indemnification claims by purchasers of the Company’s loans. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. Fewer requests from investors for loss indemnification occurred in the current quarter as compared to the second quarter of 2009. The company recognized $1.4 million of expense in the third quarter of 2010, a decrease of $3.3 million compared to the second quarter of 2010. However, on a year-to-date basis, higher recourse expense has been recorded in 2010 as compared to 2009, based on a larger volume of investor loss indemnification requests. The Company has established an $8.7 million estimated liability, as of September 30, 2010, on loans expected to be repurchased from loans previously sold to investors is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loan, and current economic conditions.
A summary of the mortgage banking revenue components is shown below:
Mortgage banking revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Mortgage loans originated and sold	$1,076,736	$960,218	$2,495,880	$3,713,883

Mortgage loans serviced	787,923	715,351
Fair value of mortgage servicing rights (MSRs)	5,179	6,030
MSRs as a percentage of loans serviced	0.66%	0.84%

Gain on sales of loans	$28,096	$13,957	$59,287	$54,187
Derivative/Fair value, net	(4,212)	86	(7,200)	(98)
Mortgage servicing rights	(1,472)	(839)	(3,789)	(2,057)
Recourse obligation on loans previously sold	(1,432)	—	(9,605)	—

Total mortgage banking revenue	$20,980	$13,204	$38,693	$52,032

Gain on sales of loans as a percentage of loans sold (1)	2.22%	1.46%	2.09%	1.46%

(1)	Includes derivative/fair value, net
All mortgage loan servicing by the Company is performed by four of its subsidiary banks. Mortgage servicing rights are carried on the balance sheet at fair value. All loans originated and sold into the secondary market by its mortgage subsidiary, Wintrust Mortgage Company, have been sold with mortgage servicing rights released (sold to the investors).

Service charges on deposit accounts totaled $3.4 million for the third quarter of 2010, an decrease of $63,000, or 2%, when compared to the same quarter of 2009. On a year-to-date basis, service charges on deposit accounts totaled $10.1 million, an increase of $487,000 or 5%, when compared to the same period of 2009. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
As a result of the new accounting requirements beginning January 1, 2010, loans transferred into the securitization facility are accounted for as collateral for a secured borrowing rather than a sale. Therefore, the Company no longer recognizes gains on sales of premium finance receivables for loans transferred into the securitization. Gains recognized in the third quarter and the first nine months of 2009 relate to the clean up calls on previous sales of premium finance receivables – commercial to unrelated third parties.
The Company recognized a $9.2 million net gain on available-for-sale securities in the third quarter of 2010 compared to a net loss of $412,000 in the prior year quarter. For the nine months ended September 30, 2010 and 2009, the Company recognized net gains of $9.7 million and net losses of $910,000, respectively. The net gains in the third quarter of 2010 and in the first nine months of 2009 primarily related to the sale of certain collateralized mortgage obligations. Net gains (losses) on available-for-sale securities include other-than-temporary impairment (“OTTI”) charges recognized in income. In the first quarter of 2009, the Company recognized $2.1 million of OTTI charges on certain corporate debt investment securities. For the quarter and nine months ended September 30, 2010, the Company recognized no OTTI charges on corporate debt investment securities. See Note 5 of the Financial Statements presented under Item 1 of this report for details of OTTI charges.
The gain on bargain purchases of $6.6 million recognized in the third quarter of 2010 relates to the FDIC-assisted bank acquisition during the period. On August 6, 2010, the Company announced that its wholly-owned subsidiary bank, Northbrook, in a FDIC-assisted transaction, had acquired certain assets and liabilities and the banking operations of Ravenswood. For the nine months ended September 30, 2010, the Company recognized $44.0 million of bargain purchase gains as a result of the bank acquisition noted above as well as the acquisition of the life insurance premium finance receivable portfolio and other FDIC-assisted bank acquisitions in the first six months of 2010. In the first quarter of 2010, third party consents were received and all remaining funds held in escrow for the purchase of the life insurance premium finance receivable portfolio were released, resulting in recognition of the remaining deferred bargain purchase gain.
Trading gains of $712,000 were recognized by the Company in the third quarter of 2010 compared to gains of $6.2 million in the third quarter of 2009. On a year-to-date basis, trading gains totaled $5.1 million, a decrease of $18.1 million, or 78%, when compared to the same period of 2009. Lower trading income in 2010 resulted primarily from realizing larger market value increases in the prior year on certain collateralized mortgage obligations held in trading.
Other non-interest income for the third quarter of 2010 totaled $4.8 million, compared to $4.0 million in the third quarter of 2009. Fees from certain covered call option transactions increased by $703,000 in the third quarter of 2010 as compared to the same period in the prior year. On a year-to-date basis, other non-interest income totaled $13.3 million, an increase of $2.2 million, or 20% when compared to the same period of 2009. Historically, compression in the net interest margin was effectively offset, as has consistently been the case, by the Company’s covered call strategy. In 2010 management chose to engage in limited covered call option activity.

Non-interest Expense
Non-interest expense for the third quarter of 2010 totaled $99.7 million and increased approximately $7.2 million, or 8%, from the third quarter 2009. On a year-to-date basis, non-interest expense for 2010 totaled $276.3 million and increased $22.6 million, or 9%, over the same period in 2009. The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	September 30		$	%
(Dollars in thousands)	2010	2009	Change	Change
Salaries and employee benefits:
Salaries	$30,537	$28,189	2,348	8
Commissions and bonus	17,366	11,887	5,479	46
Benefits	9,111	8,012	1,099	14

Total salaries and employee benefits	57,014	48,088	8,926	19
Equipment	4,203	4,069	134	3
Occupancy, net	6,254	5,884	370	6
Data processing	3,891	3,226	665	21
Advertising and marketing	1,650	1,488	162	11
Professional fees	4,555	4,089	466	11
Amortization of other intangible assets	701	677	24	4
FDIC insurance	4,642	4,334	308	7
OREO expenses, net	4,767	10,243	(5,476)	(53)
Other:
Commissions - 3rd party brokers	979	843	136	16
Postage	1,254	1,139	115	10
Stationery and supplies	812	769	43	6
Miscellaneous	9,001	7,714	1,287	17

Total other	12,046	10,465	1,581	15

Total Non-Interest Expense	$99,723	$92,563	$7,160	8

	Nine Months Ended
	September 30		$	%
(Dollars in thousands)	2010	2009	Change	Change
Salaries and employee benefits:
Salaries	$88,334	$80,421	7,913	10
Commissions and bonus	40,064	33,751	6,313	19
Benefits	28,337	24,751	3,586	14

Total salaries and employee benefits	156,735	138,923	17,812	13
Equipment	12,144	12,022	122	1
Occupancy, net	18,517	17,682	835	5
Data processing	10,967	9,578	1,389	15
Advertising and marketing	4,434	4,003	431	11
Professional fees	11,619	9,843	1,776	18
Amortization of other intangible assets	2,020	2,040	(20)	(1)
FDIC insurance	13,456	16,468	(3,012)	(18)
OREO expenses, net	11,948	13,671	(1,723)	(13)
Other:
Commissions - 3rd party brokers	3,037	2,338	699	30
Postage	3,593	3,466	127	4
Stationery and supplies	2,305	2,330	(25)	(1)
Miscellaneous	25,549	21,406	4,143	19

Total other	34,484	29,540	4,944	17

Total Non-Interest Expense	$276,324	$253,770	$22,554	9

Salaries and employee benefits comprised 57% of total non-interest expense in the third quarter of 2010 and 52% in the third quarter of 2009. Salaries and employee benefits expense increased $8.9 million, or 19%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of a $5.5 million increase in bonus and commissions as variable pay based revenue increased (mortgage banking and wealth management), a $2.3 million increase in salaries caused by the additional employees from the three

FDIC-assisted transactions and larger staffing as the Company grows and a $1.1 million increase from employee benefits (primarily health plan related). On a year-to-date basis, salaries and employee benefits increased $17.8 million, or 13%, compared to the same period in 2009 primarily as a result of increases in base compensation and higher incentive compensation expenses in 2010.
Equipment expense, which includes furniture, equipment and computer software depreciation and repairs and maintenance costs, totaled $4.2 million for the third quarter of 2010 representing a 3% increase compared to the same period of 2009. On a year-to-date basis, equipment expense was $12.1 million in 2010, a increase of $122,000, or 1%, compared to the same period of 2009. These increases are primarily a result of increased repairs and maintenance costs in 2010 compared to 2009, offset by a decrease in depreciation expense in 2010.
Occupancy expense for the third quarter of 2010 was $6.3 million, an increase of $370,000, or 6%, compared to the same period of 2009. Occupancy expense includes depreciation on premises, real estate taxes, utilities, and maintenance of premises, as well as net rent expense for leased premises. On a year-to-date basis, occupancy expense was $18.5 million in 2010, an increase of $835,000, or 5%, compared to the same period of 2009. These increases are primarily the result of rent expense on additional leased premises in 2010.
Data processing expenses totaled $3.9 million in the third quarter of 2010, representing an increase of $665,000, or 21%, compared to the third quarter of 2009. On a year-to-date basis, data processing expense was $11.0 million in 2010, an increase of $1.4 million, or 15%, compared to the same period of 2009. These increases are primarily due to the overall growth of loan and deposit accounts as well as from additional expenses incurred for FDIC-assisted transactions in 2010.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the third quarter of 2010 were $4.6 million, an increase of $466,000, or 11%, compared to the same period in 2009. On a year-to-date basis, professional fees were $11.6 million in 2010, an increase of $1.8 million, or 18%, compared to the same period of 2009. These increases are primarily a result of increased legal costs related to non-performing assets and recent bank acquisitions.
FDIC insurance totaled $4.6 million in the third quarter of 2010, an increase of $308,000 compared to $4.3 million in the third quarter of 2009. On a year-to-date basis, FDIC insurance was $13.5 million in 2010, a decrease of $3.0 million, or 18%, compared to the same period of 2009. The increase in FDIC insurance expense in the current quarter is primarily the result of the higher level of deposits at the Company’s banks. The reduction in year-to-date FDIC insurance expense is primarily the result of the FDIC imposing an industry-wide special assessment on financial institutions in the prior year second quarter.
OREO expenses include all costs related with obtaining, maintaining and selling of other real estate owned properties. This expense in the current quarter and in the year-to-period ended September 30, 2010 decreased $5.5 million and $1.7 million, respectively, compared to the same periods in the prior year. These decreases in OREO expenses are primarily related to lower valuation adjustments of properties held in OREO in 2010 compared to 2009.
Miscellaneous expense includes expenses such as ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred. Miscellaneous expenses in the third quarter of 2010 increased $1.3 million, or 17%, compared to the same period in the prior year. On a year-to-date basis, miscellaneous expense increased $4.1 million, or 19%, compared to the same period in the prior year. The increase in the current quarter and year-to-date period ended September 30, 2010 compared to the same periods in the prior year is primarily attributable to the general growth in the Company’s business.
Income Taxes
The Company recorded income tax expense of $12.3 million for the three months ended September 30, 2010, compared to $22.6 million for same period of 2009. Income tax expense was $29.5 million for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009. The effective tax rates were 37.9% and 41.4% for the third quarters of 2010 and 2009, respectively and 37.6% and 39.6% for the 2010 and 2009 year-to-date periods, respectively. The higher effective tax rates in the 2009 quarterly and year-to-date periods as compared to the same periods of 2010, are primarily a result of a higher level of state taxes accrued in the 2009 period.
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
The community banking segment’s net interest income for the quarter ended September 30, 2010 totaled $95.4 million as compared to $84.6 million for the same period in 2009, an increase of $10.8 million, or 13%. On a year-to-date basis, net interest income totaled $280.8 million for the first nine months of 2010, an increase of $64.7 million, or 30%, as compared to the $216.1 million recorded last year. These increases are primarily attributable to the three FDIC-assisted bank acquisitions and the ability to raise interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $44.3 million in the third quarter of 2010, an increase of $25.4 million, or 134%, when compared to the third quarter of 2009 total of $18.9 million. On a year-to-date basis, the segment’s non-interest income totaled $101.1 million in the first nine months of 2010, an increase of $30.5 million, or 43%, when compared to the first nine months of 2009 total of $70.6 million. This increase is primarily attributable to the $6.6 million of bargain purchase gain in the third quarter of 2010 related to the Ravenswood FDIC-assisted bank acquisition, higher mortgage banking revenues and gain on the sale of certain collateralized mortgage obligations. The year-to-date increase in non-interest income is primarily attributable to the $33.1 million of bargain purchase gains related to the three FDIC-assisted bank acquisitions in 2010, and the gain on the sale of certain collateralized mortgage obligations in the third quarter of 2010, partially offset by lower mortgage banking revenues. The community banking segment’s net income for the quarter ended September 30, 2010 totaled $22.4 million, an increase of $57.7 million, as compared to a net loss in the third quarter of 2009 of $35.3 million. The after-tax profit for the nine months ended September 30, 2010, totaled $53.1 million, an increase of $77.8 million, or 315% as compared to the prior year net loss of $24.7 million. In the third quarter of 2009, additional provision for loan losses was recorded in the community banking segment to accommodate for additional net charge-offs and valuation write-downs of other real estate owned.
Net interest income for the specialty finance segment totaled $14.2 million for the quarter ended September 30, 2010, compared to $33.7 million for the same period in 2009, a decrease of $19.5 million or 58%. On a year-to-date basis, net interest income totaled $43.9 million for the first nine months of 2010, a decrease of $28.0 million, or 39%, as compared to the $71.9 million recorded last year. These decreases in net interest income are primarily attributable to interest expense on $600 million of secured borrowings issued by the Company’s securitization entity in 2009. Beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statements of Condition. Prior to 2010, these borrowings were recorded off-balance sheet in a qualified special purpose entity. See the Other Funding Sources section of this report for more information on these secured borrowings. The specialty finance segment’s non-interest income totaled $745,000 for the quarter ended September 30, 2010, compared to $114.3 million for the same period in 2009, a decrease of $113.5 million. The non-interest income decreased $102.8 million to $12.9 million in the first nine months of 2010 as compared to the same period in the prior year. These decreases are attributable to the impact of the life insurance premium finance receivable portfolio bargain purchase gain in the third quarter of 2009. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of the bargain purchase. The after-tax profit of the specialty finance segment for the quarter ended September 30, 2010 totaled $5.6 million as compared an after-tax profit of $120.4 million for the quarter ended September 30, 2009. The specialty finance segment’s after-tax profit for the nine months ended September 30, 2010 totaled $14.5 million, a decrease of $122.2 million, or 89%, as compared to the prior year total of $136.7 million. The decrease in net income in 2010 compared to 2009 is a result of the life insurance premium finance receivable bargain purchase gain in 2009 and, in the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, which increased the provision for credit losses by $15.7 million.
The wealth management segment reported net interest income of $399,000 for the third quarter of 2010 compared to $1.7 million in the same quarter of 2009. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $264,000 ($151,000 after tax) in the third quarter of 2010 compared to a profit of $1.6 million ($1.0 million after tax) in the third quarter of 2009. On a year-to-date basis, net interest income totaled $5.4 million for the first nine months of 2010, a decrease of $4.0 million or 43%, as compared to the $9.4 million recorded last year. The allocated net interest income included in this segment’s profitability was $5.0 million ($3.1 million after tax) in the first nine months of 2010 and $9.0 million ($5.6 million after tax) in the first nine months of 2009. This segment recorded non-interest income of $11.0 million for the third quarter of 2010 compared to $10.4 million for the third quarter of 2009. On a year-to-date basis, non-interest income totaled $32.7 million for the first nine months of 2010, a decrease of $4.7 million or 17%, as compared to the $28.0 million recorded last year. The wealth management segment’s net loss totaled $11,000 for the third quarter of 2010 compared to net income of $647,000 for the third quarter of 2009. This segment’s after-tax net income for the nine months ended September 30, 2010, totaled $2.4 million compared to $3.9 million for the nine months ended September 30, 2009, a decrease of $1.5 million.
FINANCIAL CONDITION
Total assets were $14.1 billion at September 30, 2010, representing an increase of $2.0 billion, or 16%, when compared to September 30, 2009 and approximately $392 million, or 11% on an annualized basis, when compared to June 30, 2010. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $12.5 billion at September 30, 2010,

$10.8 billion at September 30, 2009 and $12.2 billion at June 30, 2010. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2010		June 30, 2010		September 30, 2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$1,846,013	15%	$1,792,307	15%	$1,639,293	15%
Commercial real estate	3,347,963	26	3,341,735	27	3,431,518	32
Home equity	923,333	7	924,307	7	918,576	9
Residential real estate (1)	604,272	5	528,540	4	499,708	5
Premium finance receivables (2)	2,722,567	21	2,580,778	21	1,938,645	18
Indirect consumer loans	62,655	1	75,709	1	124,552	1
Other loans	96,758	1	112,657	1	112,989	1

Total loans, net of unearned income (3) excluding covered loans	$9,603,561	76%	$9,356,033	76%	$8,665,281	81%
Covered loans	325,751	2	210,030	2	—	—

Total average loans (3)	$9,929,312	78%	$9,566,063	78%	$8,665,281	81%

Liquidity management assets (4)	$2,802,964	22	2,613,179	21	2,078,330	19
Other earning assets (5)	$34,263	—	62,874	1	24,874	—

Total average earning assets	$12,766,539	100%	$12,242,116	100%	$10,768,485	100%

Total average assets	$14,015,757		$13,390,537		$11,797,520

Total average earning assets to total average assets		91%		91%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale

(3)	Includes loans held-for-sale and non-accrual loans

(4)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(5)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the third quarter of 2010 increased $2.0 billion, or 19%, to $12.8 billion, compared to the third quarter of 2009, and increased $524 million, or 17% on an annualized basis, compared to the second quarter of 2010. The ratio of total average earning assets as a percent of total average assets was 91% at September 30, 2010 and 2009 and June 30, 2010.
Total average loans during the third quarter of 2010 increased $1.3 billion, or 15%, over the previous year third quarter. Approximately $784 million of this increase relates to the premium finance receivables portfolio. This increase primarily relates to the purchase of a portfolio of domestic life insurance premium finance loans in the third and fourth quarters of 2009.
Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans are financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company had established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company, as a result of competitive pricing pressures, ceased the origination of indirect automobile loans through Hinsdale Bank. However, as a result of current favorable pricing opportunities coupled with reduced competition in the indirect consumer auto business, the Company will be re-entering this business with originations through Hinsdale Bank.
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
Covered loans represent loans acquired in FDIC-assisted transactions in the second and third quarters of 2010. Loans comprised the majority of the assets acquired in these acquisitions and are subject to a loss sharing agreement with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 to the financial statements of Item 1 of this report for a discussion of these acquisitions.
Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business Wayne Hummer Investments, LLC (“WHI”) activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

	Average Balances for the
	Nine Months Ended
	September 30, 2010		September 30, 2009
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$1,775,414	15%	$1,552,021	15%
Commercial real estate	3,338,308	27	3,410,483	34
Home equity	925,524	7	916,095	9
Residential real estate (1)	545,943	4	490,263	5
Premium finance receivables (2)	2,602,855	21	1,590,961	16
Indirect consumer loans	76,276	1	144,255	1
Other loans	106,971	1	140,258	1

Total loans, net of unearned income (3) excluding covered loans	$9,371,291	76%	$8,244,336	81%
Covered loans	178,492	2	—	0

Total average loans (3)	$9,549,783	78%	$8,244,336	81%

Liquidity management assets (4)	$2,592,751	21	1,923,869	19
Other earning assets (5)	$50,192	1	23,242	—

Total average earning assets	$12,192,726	100%	$10,191,447	100%

Total average assets	$13,322,460		$11,154,193

Total average earning assets to total average assets		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale

(3)	Includes loans held-for-sale and non-accrual loans

(4)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(5)	Other earning assets include brokerage customer receivables and trading account securities
Total average loans for the first nine months of 2010 increased $1.3 billion, or 16%, over the previous year period. Similar to the quarterly discussion above, approximately $1.0 billion of this increase relates to the premium finance receivables portfolio, which is primarily a result of the purchase of a portfolio of domestic life insurance premium finance loans in the third and fourth quarters of 2009.

Deposits
Total deposits at September 30, 2010, were $11.0 billion and increased $1.1 billion, or 11%, compared to total deposits at September 30, 2009. See Note 10 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of deposits as of September 30, 2010:

						Weighted-
	Non-					Average
	Interest	Savings				Rate of
	Bearing	and		Time		Maturing Time
	and	Money	Wealth	Certificates	Total	Certificates
(Dollars in thousands)	NOW (1)	Market (1)	Mgt (1) (2)	of Deposit	Deposits	of Deposit
1-3 months	$2,594,479	$2,459,991	$710,435	$1,211,805	$6,976,710	1.55%
4-6 months				829,519	829,519	1.57
7-9 months				674,904	674,904	1.84
10-12 months				548,572	548,572	1.60
13-18 months				661,811	661,811	1.84
19-24 months				513,866	513,866	1.88
24+ months				756,857	756,857	2.40

Total deposits	$2,594,479	$2,459,991	$710,435	$5,197,334	$10,962,239	1.79%

(1)	Balances of non-contractual maturity deposits are shown as maturing in the earliest time frame. These deposits do not have contractual maturities and re-price in varying degrees to changes in interest rates.

(2)	Wealth management deposit balances from unaffiliated companies are shown maturing in the period in which the current contractual obligation to hold these funds matures.
Brokered Deposits
While a portion of the Company’s total deposits are considered brokered deposits, the Company uses these funds primarily as an asset-liability management tool to assist in the management of interest rate risk. The Company does not consider brokered deposits to be a vital component of its current liquidity resources. Historically, brokered deposits have represented a small component of the Company’s total deposits outstanding, as set forth in the table below:

	September 30,		December 31,
(Dollars in thousands)	2010	2009	2009	2008	2007
Total deposits	$10,962,239	$9,847,163	$9,917,074	$8,376,750	$7,471,441
Brokered deposits (1)	820,131	964,838	927,722	800,042	505,069
Brokered deposits as a percentage of total deposits (1)	7.5%	9.8%	9.4%	9.6%	6.8%

(1)	Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2010		June 30, 2010		September 30, 2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$1,005,170	9%	$932,046	9%	$775,202	8%
NOW accounts	1,537,308	14	1,519,225	15	1,120,567	12
Wealth management deposits	713,688	7	700,883	7	935,968	10
Money market accounts	1,710,299	16	1,648,649	16	1,422,085	15
Savings accounts	652,257	6	569,870	5	487,437	5
Time certificates of deposits	5,209,973	48	4,909,914	48	4,833,522	50

Total average deposits	$10,828,695	100%	$10,280,587	$100	$9,574,781	$100

Total average deposits for the third quarter of 2010 were $10.8 billion, an increase of $1.3 billion, or 13%, from the third quarter of 2009. The average balances in each deposit category increased from their respective average balances as of June 30, 2010 and as of a year ago, except for the Wealth Management deposits. The average balance of Wealth Management deposits in the third quarter of 2010 decreased over the balance of this account in the third quarter of 2009, as management chose not to renew certain wholesale accounts from unaffiliated companies.
Wealth management deposits are funds from the brokerage customers of Wayne Hummer Investments, the trust and asset management customers of The Chicago Trust Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks (“wealth management deposits” in the table above). Wealth Management deposits consist primarily of money market accounts. Consistent with reasonable interest rate risk parameters, these funds have generally been invested in loan production of the banks as well as other investments suitable for banks.
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
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.6 billion in the third quarter of 2010 compared to $1.0 billion in the third quarter of 2009.
The following table sets forth, by category, the composition of average other funding sources for the periods presented:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2010	2010	2009
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	414,789	417,835	434,134

Other borrowings:
Federal funds purchased	111	138	—
Securities sold under repurchase agreements and other	231,880	216,613	244,351

Total other borrowings	$231,991	$216,751	$244,351

Secured borrowings — owed to securitization investors	600,000	600,000	—
Subordinated notes	55,000	57,198	65,000
Junior subordinated debentures	249,493	249,493	249,493

Total other borrowings	$1,552,273	$1,542,277	$993,978

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

The Company borrowed funds under three separate subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years. These notes mature in 2012, 2013, and 2015. Further, these notes qualify as Tier 2 regulatory capital to the extent permitted under regulatory guidelines.
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
See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2010 as compared to December 31, 2009.
Shareholders’ Equity
Total shareholders’ equity was $1.4 billion at September 30, 2010, reflecting an increase of $292.8 million since September 30, 2009 and $260.3 million since December 31, 2009. The increase from December 31, 2009 was the result of net income of $49.1 million less common stock dividends of $5.0 million and preferred stock dividends of $12.4 million, $3.1 million credited to surplus for stock-based compensation costs, $210.4 million from the issuance of shares of the Company’s common stock pursuant to the Company’s common stock offering, $5.7 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $10.7 million in higher net unrealized gains from available-for-sale securities and net unrealized losses from cash flow hedges, net of tax, partially offset by a $1.3 million reduction related to the cumulative effect adjustment to retained earnings from the adoption of a new accounting method.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30,	June 30,	September 30,
	2010(1)	2010	2009
Leverage ratio	10.0%	10.2%	9.3%
Tier 1 capital to risk-weighted assets	12.7	13.0	10.8
Total capital to risk-weighted assets	14.1	14.3	12.3
Total average equity-to-total average assets(2)	9.9	10.2	9.1

(1)	Capital ratios for current quarter-end are estimated.

(2)	Based on quarterly average balances.

	Minimum
	Capital	Well
	Requirements	Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with an unaffiliated bank and proceeds from the issuances of subordinated debt, junior subordinated debentures and additional common or preferred equity. Refer to Notes 11, 12 and 17 of the Financial Statements presented under Item 1 of this report for further information on these various funding sources. The issuances of subordinated debt, junior subordinated debentures, preferred stock and additional common stock are the primary forms of regulatory capital that are considered as the Company evaluates increasing its capital position. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of our fixed rate cumulative perpetual preferred stock, Series B (the “Series B Preferred Stock”), the terms of the Company’s Trust Preferred Securities offerings and by the terms of our credit agreement. In each of January and July 2010, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In January and July 2009, Wintrust declared semi-annual cash dividends of $0.18 and $0.09 per common share, respectively.

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

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2010		December 31, 2009		September 30, 2009
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$1,952,791	20%	$1,743,208	21%	$1,643,721	20%
Commercial real-estate	3,331,498	34	3,296,698	39	3,392,138	41
Home equity	919,824	9	930,482	11	928,548	11
Residential real-estate	342,009	3	306,296	4	281,151	4
Premium finance receivables — commercial	1,323,934	13	730,144	9	752,032	9
Premium finance receivables — life insurance	1,434,994	15	1,197,893	14	1,045,653	13
Indirect consumer	56,575	1	98,134	1	115,528	1
Other loans	99,530	1	108,916	1	116,486	1

Total loans, net of unearned income, excluding covered loans	$9,461,155	96%	$8,411,771	100%	$8,275,257	100%

Covered loans	$353,840	4	—	—	—	—

Total loans	$9,814,995	100%	$8,411,771	100%	$8,275,257	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of September 30, 2010:

				> 90 Days	Allowance
		% of		Past Due	For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Loans	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,540,584	16.3%	$18,779	$—	$28,165
Franchise	115,380	1.2	—	—	1,238
Mortgage warehouse lines of credit	158,597	1.7	—	—	1,631
Community Advantage — homeowner associations	66,484	0.7	—	—	177
Aircraft	36,522	0.4	—	—	363
Other	35,224	0.3	665	—	432

Total commercial	$1,952,791	20.6%	$19,444	$—	$32,006

Commercial Real-Estate:
Residential construction	$102,911	1.1%	$4,921	$—	$2,764
Commercial construction	179,667	1.9	11,230	—	4,097
Land	263,363	2.8	27,134	—	11,342
Office	537,868	5.6	5,745	—	7,231
Industrial	472,556	5.0	3,565	—	5,264
Retail	492,633	5.2	2,084	—	6,732
Multi-family	279,127	3.0	9,339	—	4,283
Mixed use and other	1,003,373	10.6	19,322	—	14,818

Total commercial real-estate	$3,331,498	35.2%	$83,340	$—	$56,531

Total commercial and commercial real-estate	$5,284,289	55.8%	$102,784	$—	$88,537

Commercial real-estate — collateral location by state:
Illinois	$2,692,839	80.8%
Wisconsin	363,498	10.9

Total primary markets	$3,056,337	91.7%

Florida	69,204	2.1
Arizona	43,294	1.3
Indiana	42,990	1.3
Other (no individual state greater than 0.5%)	119,673	3.6

Total	$3,331,498	100.0%

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago, Illinois metropolitan area and southeastern Wisconsin, 91.7% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in 2010, and we expect this trend to continue. As of September 30, 2010, our allowance for loan losses related to this portfolio is $56.5 million.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, our allowance for loan losses in our commercial loan portfolio is $32.0 million as of September 30, 2010.
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
Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business has expanded due to the high demand for mortgage re-financings given the historically low interest rate environment and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of this business has caused our mortgage warehouse lines to increase to $158.6 million as of September 30, 2010 from $118.8 million as of June 30, 2010. Additionally, our allowance for loan losses with respect to these loans is $1.6 million as of September 30, 2010. Since the inception of this business, the Company has not suffered any related loan losses on these loans.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2010, our residential loan portfolio totaled $342.0 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of September 30, 2010, $6.6 million of our residential real estate mortgages, or 1.9% of our residential real estate loan portfolio, were classified as nonaccrual, $2.5 million were 30 to 89 days past due (0.8%) and $332.9 million were current (97.3%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold to FNMA with the servicing of those loans retained. The amount of loans serviced for FNMA as of September 30, 2010 and 2009 was $787.9 million and $715.4 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2010, approximately $51.7 million of our mortgages consist of interest-only loans.
Premium finance receivables – commercial. FIFC originated approximately $772.9 million in commercial insurance premium finance receivables during the third quarter of 2010. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company by the enhancement of various control procedures to mitigate the risks associated with this lending. The Company has conducted a thorough review of the premium finance – commercial portfolio and found no signs of similar situations.
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company. See Note 2 of the Financial Statements presented under Item 1 of this report for a discussion of changes to the accounting for transfers and servicing of financial assets and consolidation of variable interest entities, including the elimination of qualifying SPEs. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statements of Condition.
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
FIFC originated approximately $115.0 million in life insurance premium finance receivables in the third quarter of 2010. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company established fixed-rate automobile loan financing at Hinsdale Bank funded indirectly through unaffiliated automobile dealers. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company, as a result of competitive pricing pressures, ceased the origination of indirect automobile loans through Hinsdale Bank. However, as a result of current favorable pricing opportunities coupled with reduced competition in the indirect consumer auto business, the Company will be re-entering this business with originations through Hinsdale Bank.

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

The following table sets forth Wintrust’s non-performing assets as of the dates shown:
Non-performing Loans

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2010	2010	2009	2009
Loans past due greater than 90 days and still accruing:
Commercial	$—	$99	$561	$758
Commercial real-estate	—	2,248	—	22,619
Home equity	—	—	—	100
Residential real-estate	—	—	412	1,172
Premium finance receivables — commercial	6,853	6,350	6,271	11,714
Premium finance receivables — life insurance	1,222	1,923	—	—
Indirect consumer	355	579	461	549
Consumer and other	2	3	95	25

Total past due greater than 90 days and still accruing, excluding covered loans	8,432	11,202	7,800	36,937
Covered loans	8,021	2	—	—

Total past due greater than 90 days and still accruing	16,453	11,204	7,800	36,937

Non-accrual loans:
Commercial	19,444	17,741	16,509	19,035
Commercial real-estate	83,340	82,984	80,639	147,691
Home equity	6,144	7,149	8,883	6,808
Residential real-estate	6,644	4,436	3,779	4,077
Premium finance receivables — commercial	9,082	11,389	11,878	16,093
Premium finance receivables — life insurance	222	—	704	—
Indirect consumer	446	438	995	736
Consumer and other	569	62	617	282

Total non-accrual, excluding covered loans	125,891	124,199	124,004	194,722
Covered loans	138,953	104,606	—	—

Total non-accrual	264,844	228,805	124,004	194,722

Total non-performing loans:
Commercial	19,444	17,840	17,070	19,793
Commercial real-estate	83,340	85,232	80,639	170,310
Home equity	6,144	7,149	8,883	6,908
Residential real-estate	6,644	4,436	4,191	5,249
Premium finance receivables — commercial	15,935	17,739	18,149	27,807
Premium finance receivables — life insurance	1,444	1,923	704	—
Indirect consumer	801	1,017	1,456	1,285
Consumer and other	571	65	712	307

Total non-performing, excluding covered loans	$134,323	$135,401	$131,804	$231,659
Covered loans	146,974	104,608	—	—

Total non-performing	$281,297	$240,009	$131,804	$231,659

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	1.00%	0.98%	0.98%	1.20%
Commercial real-estate	2.50	2.55	2.45	5.02
Home equity	0.67	0.78	0.95	0.74
Residential real-estate	1.94	1.33	1.37	1.87
Premium finance receivables — commercial	1.20	1.32	2.49	3.70
Premium finance receivables — life insurance	0.10	0.14	0.06	—
Indirect consumer	1.42	1.47	1.48	1.11
Consumer and other	0.57	0.07	0.65	0.26

Total loans, excluding covered loans	1.42%	1.45%	1.57%	2.80%
Covered loans	41.54	37.96	—	—

Total loans	2.87%	2.50%	1.57%	2.80%

Allowance for loan losses as a percentage of total non-performing loans, excluding covered loans	82.21%	78.69%	74.56%	41.05%

Allowance for loan losses as a percentage of total non-performing loans	39.26%	44.39%	74.56%	41.05%

Non-performing Commercial and Commercial Real-Estate
The commercial non-performing loan category totaled $19.4 million as of September 30, 2010 compared to $17.1 million as of December 31, 2009 and $19.8 million as of September 30, 2009, while the commercial real estate loan category totaled $83.3 million as of September 30, 2010 compared to $80.6 million as of December 31, 2009 and $170.3 million as of September 30, 2009.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $12.8 million as of September 30, 2010. The balance decreased $286,000 from December 31, 2009 and increased $631,000 from September 30, 2009. The September 30, 2010 non-performing balance is comprised of $6.7 million of residential real estate (23 individual credits) and $6.1 million of home equity loans (26 individual credits). On average, this is approximately three non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of September 30, 2010 and 2009, and the amount of net charge-offs for the quarters then ended.

	September 30,	September 30,
(Dollars in thousands)	2010	2009
Non-performing premium finance receivables — commercial	$15,935	$27,807
— as a percent of premium finance receivables — commercial outstanding	1.20%	3.70%

Net charge-offs of premium finance receivables — commercial	$1,285	$2,317
— annualized as a percent of average premium finance receivables — commercial	0.39%	0.74%
Fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. The Company’s underwriting standards, regardless of the condition of the economy, have remained consistent. We anticipate that net charge-offs and non-performing asset levels in the near term will continue to be at levels that are within acceptable operating ranges for this category of loans. Management is comfortable with administering the collections at this level of non-performing property and casualty premium finance receivables and believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits. In the second quarter of 2010, a fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both our net charge-offs and our provision for loan losses by $15.7 million. Remaining net charge-offs of premium finance receivables were $1.8 million for the second quarter of 2010, or 0.56% of average premium finance receivables on an annualized basis.
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $801,000 at September 30, 2010, compared to $1.5 million at December 31, 2009 and $1.3 million at September 30, 2009. The ratio of these non-performing loans to total indirect consumer loans was 1.42% at September 30, 2010 compared to 1.48% at December 31, 2009 and 1.11% at September 30, 2009. As noted in the Allowance for Credit Losses table, net charge-offs as a percent of total indirect consumer loans were 1.08% for the quarter ended September 30, 2010 compared to 1.67% in the same period in 2009. The indirect consumer loan portfolio has decreased 51% since September 30, 2009 to a balance of $56.6 million at September 30, 2010.

The following table shows the current aging status of the Company’s entire loan portfolio. Only 1.4% of the entire portfolio, excluding covered loans, is non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.6% either one or two payments past due. In total, 97.0% of the Company’s total loan portfolio is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio as of the dates shown:

		90+ days	60-89	30-59
September 30, 2010		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial	$19,444	$—	$5,797	$16,790	$1,910,760	$1,952,791
Commercial real-estate:		—
Residential construction	4,921	—	3,029	3,942	91,019	102,911
Commercial construction	11,230	—	1,665	947	165,825	179,667
Land	27,134	—	13,033	3,971	219,225	263,363
Office	5,745	—	4,186	1,467	526,470	537,868
Industrial	3,565	—	1,014	6,658	461,319	472,556
Retail	2,084	—	4,254	5,079	481,216	492,633
Multi-family	9,339	—	8,023	1,966	259,799	279,127
Mixed use and other	19,322	—	7,373	6,916	969,762	1,003,373

Total commercial real-estate	83,340	—	42,577	30,946	3,174,635	3,331,498

Total commercial and commercial real-estate	102,784	—	48,374	47,736	5,085,395	5,284,289

Home equity	6,144	—	2,215	6,596	904,869	919,824
Residential real estate	6,644	—	718	1,765	332,882	342,009
Premium finance receivables — commercial	9,082	6,853	6,723	13,409	1,287,867	1,323,934
Premium finance receivables — life insurance	222	1,222	6,244	13,567	1,413,739	1,434,994
Indirect consumer	446	355	210	1,420	54,144	56,575
Consumer and other	569	2	356	565	98,038	99,530

Total loans, net of unearned income, excluding covered loans	$125,891	$8,432	$64,840	$85,058	$9,176,934	$9,461,155
Covered loans	138,953	8,021	9,820	3,078	193,968	353,840

Total loans, net of unearned income	$264,844	$16,453	$74,660	$88,136	$9,370,902	$9,814,995

Aging as a % of Loan Balance:
Commercial	1.0%	—%	0.3%	0.9%	97.8%	100.0%
Commercial real-estate:
Residential construction	4.8	—	2.9	3.8	88.5	100.0
Commercial construction	6.3	—	0.9	0.5	92.3	100.0
Land	10.3	—	5.0	1.5	83.2	100.0
Office	1.1	—	0.8	0.3	97.8	100.0
Industrial	0.8	—	0.2	1.4	97.6	100.0
Retail	0.4	—	0.9	1.0	97.7	100.0
Multi-family	3.3	—	2.9	0.7	93.1	100.0
Mixed use and other	1.9	—	0.7	0.7	96.7	100.0

Total commercial real-estate	2.5	—	1.3	0.9	95.3	100.0

Total commercial and commercial real-estate	2.0	—	0.9	0.9	96.2	100.0

Home equity	0.7	—	0.2	0.7	98.4	100.0
Residential real estate	1.9	—	0.2	0.6	97.3	100.0
Premium finance receivables — commercial	0.7	0.5	0.5	1.0	97.3	100.0
Premium finance receivables — life insurance	0.0	0.1	0.4	1.0	98.5	100.0
Indirect consumer	0.8	0.6	0.4	2.5	95.7	100.0
Consumer and other	0.6	0.0	0.3	0.6	98.5	100.0

Total loans, net of unearned income, excluding covered loans	1.3%	0.1%	0.7%	0.9%	97.0%	100.0%
Covered loans	39.3	2.2	2.8	0.9	54.8	100.0

Total loans, net of unearned income	2.7%	0.2%	0.7	0.9	95.5%	100.0%

The amounts shown in non-accrual and the 90+ days and still accruing represent the Company’s total reported non-performing loans balance. As of September 30, 2010, only $64.8 million of all loans, excluding covered loans, or 0.7%, were 60 to 89 days past due and $85.1 million, or 0.9%, were 30 to 59 days (or one payment) past due. As of June 30, 2010, $50.3 million of all loans, excluding covered loans, or 0.5%, were 60 to 89 days past due and $75.2 million, or 0.8%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the

Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) increased $9.9 million since June 30, 2010.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2010 that are current with regard to the contractual terms of the loan agreement represent 98.4% of the total home equity portfolio. Residential real estate loans at September 30, 2010 that are current with regards to the contractual terms of the loan agreements comprise 97.3% of total residential real estate loans outstanding.
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

		90+ days	60-89	30-59
June 30, 2010		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial	$17,741	$99	$8,550	$5,781	$1,795,447	$1,827,618
Commercial real-estate:
Residential construction	15,468	—	6,166	3,035	104,793	129,462
Commercial construction	6,140	—	—	2,117	179,919	188,176
Land	21,699	—	5,313	8,721	233,823	269,556
Office	2,991	1,194	193	8,423	522,740	535,541
Industrial	5,540	—	5,612	3,530	458,033	472,715
Retail	5,174	—	1,906	4,712	472,745	484,537
Multi-family	11,074	—	421	1,498	263,888	276,881
Mixed use and other	14,898	1,054	11,156	10,476	953,371	990,955

Total commercial real-estate	82,984	2,248	30,767	42,512	3,189,312	3,347,823

Total commercial and commercial real-estate	100,725	2,347	39,317	48,293	4,984,759	5,175,441

Home equity	7,149	—	1,063	4,253	909,840	922,305
Residential real estate	4,436	—	1,379	2,489	324,369	332,673
Premium finance receivables — commercial	11,389	6,350	3,938	9,944	1,315,364	1,346,985
Premium finance receivables — life insurance	—	1,923	3,960	7,712	1,365,062	1,378,657
Indirect consumer	438	579	204	1,453	66,337	69,011
Consumer and other	62	3	438	1,021	97,567	99,091

Total loans, net of unearned income, excluding covered loans	$124,199	$11,202	$50,299	$75,165	$9,063,298	$9,324,163
Covered loans	104,606	2	9,881	9,039	152,035	275,563

Total loans, net of unearned income	$228,805	$11,204	$60,180	$84,204	$9,215,333	$9,599,726

Aging as a % of Loan Balance:
Commercial	1.0%	—%	0.5%	0.3%	98.2%	100.0%
Commercial real-estate:
Residential construction	11.9	—	4.8	2.3	81.0	100.0
Commercial construction	3.3	—	—	1.1	95.6	100.0
Land	8.0	—	2.0	3.2	86.8	100.0
Office	0.6	0.2	—	1.6	97.6	100.0
Industrial	1.2	—	1.2	0.7	96.9	100.0
Retail	1.1	—	0.4	1.0	97.5	100.0
Multi-family	4.0	—	0.2	0.5	95.3	100.0
Mixed use and other	1.5	0.1	1.1	1.1	96.2	100.0

Total commercial real-estate	2.5	0.1	0.9	1.3	95.2	100.0

Total commercial and commercial real-estate	1.9	—	0.8	0.9	96.4	100.0

Home equity	0.8	—	0.1	0.5	98.6	100.0
Residential real estate	1.3	—	0.4	0.7	97.6	100.0
Premium finance receivables — commercial	0.8	0.5	0.3	0.7	97.7	100.0
Premium finance receivables — life insurance	—	0.1	0.3	0.6	99.0	100.0
Indirect consumer	0.6	0.8	0.3	2.1	96.2	100.0
Consumer and other	0.1	—	0.4	1.0	98.5	100.0

Total loans, net of unearned income, excluding covered loans	1.3%	0.1%	0.5%	0.8%	97.3%	100.0%
Covered loans	38.0	—	3.6	3.3	55.1	100.0

Total loans, net of unearned income	2.4%	0.1%	0.6%	0.9%	96.0%	100.0%

Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, as of September 30, 2010 and shows the changes in the balance from June 30, 2010:

Non-performing
(Dollars in thousands)	Loans
Balance at June 30, 2010	$135,401
Additions, net	40,539
Principal payments/note sales	(17,179)
Transfers to OREO	(10,011)
Charge-offs	(12,212)
Net change for niche loans (1)	(2,215)

Balance at September 30, 2010	$134,323

(1)	This includes activity for premium finance receivables, mortgages held for investment by Wintrust Mortgage and indirect consumer loans
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
Management has determined that the allowance for loan losses was appropriate at September 30, 2010, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

The following table summarizes the activity in our allowance for credit losses during the periods indicated.
Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses at beginning of period	$106,547	$85,113	$98,277	$69,767
Provision for credit losses	25,528	91,193	95,870	129,329
Other adjustments	—	—	1,943	—
Reclassification (to)/from allowance for unfunded lending-related commitments	(206)	(1,543)	478	(1,543)

Charge-offs:
Commercial	3,076	16,685	12,532	26,128
Commercial real estate	15,727	57,928	48,281	66,220
Home equity	1,234	1,727	4,604	3,034
Residential real estate	116	422	832	682
Premium finance receivables — commercial	1,505	2,478	21,186	5,622
Premium finance receivables — life insurance	79	—	79	—
Indirect consumer	198	588	728	1,421
Consumer and other	288	244	576	495

Total charge-offs	22,223	80,072	88,818	103,602

Recoveries:
Commercial	286	104	873	214
Commercial real estate	197	35	856	240
Home equity	8	1	22	3
Residential real estate	3	—	10	—
Premium finance receivables — commercial	220	161	637	457
Premium finance receivables — life insurance	—	—	—	—
Indirect consumer	29	62	160	135
Consumer and other	43	42	124	96

Total recoveries	786	405	2,682	1,145

Net charge-offs, excluding covered loans	(21,437)	(79,667)	(86,136)	(102,457)
Covered loans	—	—	—	—

Net charge-offs	(21,437)	(79,667)	(86,136)	(102,457)

Allowance for loan losses at period end	$110,432	$95,096	$110,432	$95,096

Allowance for unfunded lending-related commitments at period end	$2,375	$3,129	$2,375	$3,129

Allowance for credit losses at period end	$112,807	$98,225	$112,807	$98,225

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.60%	4.01%	0.88%	2.23%
Commercial real estate	1.84	6.69	1.90	2.59
Home equity	0.53	0.75	0.66	0.44
Residential real estate	0.07	0.33	0.20	0.19
Premium finance receivables — commercial	0.39	0.74	2.12	0.54
Premium finance receivables — life insurance	0.02	—	0.01	—
Indirect consumer	1.08	1.67	0.99	1.19
Consumer and other	1.01	0.71	0.57	0.38

Total loans, net of unearned income, excluding covered loans	0.89%	3.65%	1.23%	1.66%
Covered loans	—	—	—	—

Total loans, net of unearned income	0.86%	3.65%	1.20%	1.66%

Net charge-offs as a percentage of the provision for credit losses	83.97%	87.36%	89.85%	79.22%

Excluding covered loans:
Loans at period-end			$9,461,155	$8,275,257
Allowance for loan losses as a percentage of loans at period end			1.17%	1.15%
Allowance for credit losses as a percentage of loans at period end			1.19%	1.19%

Including covered loans:
Loans at period-end			$9,814,995	$8,275,257
Allowance for loan losses as a percentage of loans at period end			1.13%	1.15%
Allowance for credit losses as a percentage of loans at period end			1.15%	1.19%

The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded lending-related commitments. The allowance for loan losses is a reserve against loan amounts that are actually funded and outstanding while the allowance for unfunded lending-related commitments relates to certain amounts that Wintrust is committed to lend but for which funds have not yet been disbursed. The allowance for unfunded lending-related commitments (separate liability account) represents the portion of the provision for credit losses that was associated with unfunded lending-related commitments. The provision for credit losses may contain both a component related to funded loans (provision for loan losses) and a component related to unfunded lending-related commitments (provision for unfunded loan commitments and letters of credit). Total credit-related reserves include the credit discounts on the purchased life insurance premium finance receivables which are netted with the loan balance. Additionally, on January 1, 2010, in conjunction with recording the securitization facility on its balance sheet, the Company established an allowance for loan losses totaling $1.9 million. This addition to the allowance for loan losses is shown as an other adjustment to the allowance for loan losses.
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
We determine this component of the allowance for loan losses by classifying each loan into (i) one of 81 categories based on the type of collateral that secures the loan (if any), and (ii) one of ten categories based on the credit risk rating of the loan, as described above under “ Past Due Loans and Non-Performing Assets .” Each combination of collateral and credit risk rating is then assigned a specific loss factor that incorporates the following factors:
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
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of September 30, 2010, home equity loans and residential mortgages comprised 9% and 3%, respectively, of the Company’s total loan portfolio. At present, approximately only 2% of all of the Company’s residential mortgage loans and approximately only 1% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

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

Restructured Loans
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2010	2010	2009
Accruing:
Commercial	$7,690	$5,110	$—
Commercial real estate	65,149	46,052	—
Residential real estate	1,121	2,591	—

Total	$73,960	$53,753	$—

Non-accrual: (1)
Commercial	$3,959	$3,865	$—
Commercial real estate	13,812	6,827	—
Residential real estate	1,935	238	—

Total	$19,706	$10,930	$—

Total restructured loans:
Commercial	$11,649	$8,975	$—
Commercial real estate	78,961	52,879	—
Residential real estate	3,056	2,829	—

Total	$93,666	$64,683	$—

(1)	Included in total non-performing loans.
At September 30, 2010, the Company had $93.7 million in loans with modified terms. The $93.7 million in modified loans represents 115 credit relationships in which economic concessions were granted to financially distressed borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with financially distressed borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company.
Subsequent to its restructuring, any restructured loan with a below market rate concession will remain classified by the Company as a restructured loan for its duration. Each restructured loan was reviewed for collateral impairment at September 30, 2010 and approximately $8.7 million of collateral impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, none of these loans at September 30, 2010 had impairment based on the present value of expected cash flows, thus there was no impact on interest income.
Other Real Estate Owned
The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of September 30, 2010 and shows the activity for the respective periods and the balance for each property type:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2010	2010	2009
Balance at beginning of period	$86,420	$89,009	$41,438
Disposal/resolved	(15,463)	(15,201)	(10,408)
Transfers in at fair value, less costs to sell	8,303	16,348	17,136
Fair value adjustments	(2,606)	(3,736)	(7,527)

Balance at end of period	$76,654	$86,420	$40,639

	Period End
	September 30,	June 30,	September 30,
(Dollars in thousands)	2010	2010	2009
Residential real estate	$8,778	$5,457	$8,013
Residential real estate development	22,600	27,161	23,834
Commercial real estate	45,276	53,802	8,792

Total	$76,654	$86,420	$40,639

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
FORWARD-LOOKING STATEMENTS
This document contains, and the documents into which it may be incorporated by reference may contain, forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2009 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•	effects resulting from the Company’s participation in the Capital Purchase Program, including restrictions on dividends and executive compensation practices, as well as any future restrictions that may become applicable to the Company;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II and III capital regimes and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	the Company’s ability to comply with covenants under its securitization facility and credit facility;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	any negative perception of the Company’s reputation or financial strength;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	failure to identify and complete favorable acquisitions in the future, or unexpected difficulties or developments related to the integration of recent acquisitions, including with respect to any FDIC-assisted acquisitions;

•	unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings, which typically require over 13 months of operations before becoming profitable due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets;

•	changes in accounting standards, rules and interpretations (including SFAS 166 and 167) and the impact on the Corporation’s financial statements;

•	significant litigation involving the Company;

•	the ability of the Company to receive dividends from its subsidiaries; and
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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 2010, December 31, 2009 and September 30, 2009 is as follows:

	+200	+100	-100	-200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:

September 30, 2010	5.8%	2.7%	(3.0)%	(7.4)%

December 31, 2009	3.7%	1.5%	(2.4)%	(6.6)%

September 30, 2009	1.2%	0.4%	(1.4)%	(4.1)%
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

During the third quarter of 2010, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2010.

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
Losses incurred in connection with actual or projected repurchases and indemnification payments related to mortgages that we have sold into the secondary market may exceed our financial statement reserves and we may be required to increase such reserves in the future. Increases to our reserves and losses incurred in connection with actual loan repurchases and indemnification payments could have a material adverse effect on our business, financial position, results of operation or cash flows.
We engage in the origination and purchase of residential mortgages for sale into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Due, in part, to recent increased mortgage payment delinquency rates and declining housing prices, we have been receiving such requests for loan repurchases and indemnification payments relating to the representations and warranties with respect to such loans. We have been able to reach settlements with a number of purchasers, and believe that we have established appropriate reserves with respect to indemnification requests. While we have recently received fewer requests for indemnification, it is possible that the number of such requests will increase or that we will not be able to reach settlements with respect to such requests in the future. Accordingly, it is possible that losses incurred in connection with loan repurchases and indemnification payments may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchases and indemnification payments in the future. Increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.
Recently enacted financial reform legislation will result in heightened capital requirements and is expected to increase our costs of doing business.
President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, including heightened capital requirements, and to prepare numerous studies and reports for Congress. Although the impact of the Dodd-Frank Act will depend, in part, on the form of these rules and regulations, we expect that compliance with the new law to increase our cost of doing business, and may reduce our ability to generate revenue-producing assets.
Among other things, the Dodd-Frank Act requires the issuance of new banking regulations regarding the establishment of minimum leverage and risk-based capital requirements for bank holding companies and banks. These regulations, which are required to be effective within 18 months from the enactment of the Dodd-Frank Act, are required to be no less stringent than current capital requirements applied to insured depository institutions and may, in fact, be higher when established by the agencies. Although Wintrust’s outstanding trust preferred securities will remain eligible for Tier 1 capital treatment, any future issuances of trust preferred securities will not be Tier 1 capital. The Dodd-Frank Act also requires the regulatory agencies to seek to make capital requirements for bank holding companies and insured institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act may also require us to conduct annual stress tests, in accordance with future regulations. Any such testing would result in increased compliance costs.
Certain provisions of the Dodd-Frank Act have near-term effect on the Company. In particular, effective one year from the date of enactment, the Dodd-Frank Act eliminates U.S. federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending upon market response, this change could have an adverse impact on our interest expense. In addition, the Dodd-Frank Act includes provisions that change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less tangible capital, eliminate the maximum size of the DIF, eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increase the minimum reserve ratio of the DIF from 1.15% to 1.35%, which will generally require an increase in the level of assessments for institutions with assets in excess of $10 billion. The applicability of increased assessments to the Company may depend upon regulations issued by banking regulators, who are granted significant rulemaking discretion by the Dodd-Frank Act.
Additionally, the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve, which will regulate consumer financial products and services. On July 21, 2011, the consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the Bureau. The Bureau will have broad rulemaking authority over a wide range of consumer protection laws that apply to banks and thrifts, including the authority to prohibit “unfair, deceptive or abusive practices” to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. In particular, the Bureau may enact sweeping reforms in the mortgage broker industry which may increase the costs of engaging in these activities for all market participants, including our subsidiaries.

The Bureau will have broad supervisory, examination and enforcement authority. In addition, state attorneys general and other state officials will be authorized to enforce consumer protection rules issued by the Bureau.
The Dodd-Frank Act weakens federal preemption available for national banks and eliminates federal preemption for subsidiaries of national banks, which may subject the Company’s national banks and their subsidiaries, including Wintrust Mortgage Company, to additional state regulation. With regard to mortgage lending, the Dodd-Frank Act imposes new requirements regarding the origination and servicing of residential mortgage loans. The law creates a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation of the part of lenders to assess and verify a borrower’s “ability to repay” a residential mortgage loan.
The Dodd-Frank Act also enhances provisions relating to affiliate and insider lending restrictions and loans to one borrower limitations. Federal banking law currently limits a national bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. It also eventually will prohibit state-chartered banks (including certain of the Company’s banking subsidiaries) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.
Additional provisions of the Dodd-Frank Act are described in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Financial Regulatory Reform.”
Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact that its requirements will have on our operations is unclear. However, its requirements may, individually or in the aggregate, have an adverse effect upon the Company’s results of operations, cash flows and financial position.
International initiatives regarding bank capital requirements may require heightened capital
In December 2009, the Basel Committee on Banking Supervision released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements, commonly referred to as “Basel III.” In July 2010, the Committee issued agreements that contemplate changes to minimum capital ratios, including heightened requirements regarding Tier 1 common equity, and alterations to bank liquidity standards. The U.S. federal banking agencies expressed support for the agreements set forth in the announcement made in September 2010. On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which would substantially increase existing capital requirements over the next four years. These capital reforms will be presented to the summit of G20 leaders scheduled for November 2010. For more detail, regarding the Basel III initiative, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Actions Related to Capital and Liquidity.”
We are not able to predict at this time the content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiaries or the impact that any changes in regulation would have on us. If new standards require us or our banking subsidiaries to maintain more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with formulaic liquidity requirements, such regulation could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2010. There is currently no authorization to repurchase shares of outstanding common stock.
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

Item 6: Exhibits:
(a) Exhibits

10.1	Second Amendment Agreement, dated as of October 29, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINTRUST FINANCIAL CORPORATION
(Registrant)

Date: November 1, 2010	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)