Form 10-K
period 2010-12-31
WINTRUST FINANCIAL CORP
filed 2011-03-01
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from      to
Commission File Number 001-35077
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois (State of incorporation or organization)	36-3873352 (I.R.S. Employer Identification No.)
727 North Bank Lane
Lake Forest, Illinois 60045
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 615-4096
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value Warrants (expiring December 19, 2018)	The NASDAQ Global Select Market The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $33.34, as reported by the NASDAQ Global Select Market, was $1,015,807,187.
As of February 23, 2011, the registrant had 34,939,523 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 26, 2011 are incorporated by reference into Part III.

		Page
PART I
ITEM 1	Business	3
ITEM 1A.	Risk Factors	18
ITEM 1B.	Unresolved Staff Comments	28
ITEM 2.	Properties	28
ITEM 3.	Legal Proceedings	28
ITEM 4.	[Removed and Reserved.]	28

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
ITEM 6.	Selected Financial Data	31
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	32
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	84
ITEM 8.	Financial Statements and Supplementary Data	85
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	146
ITEM 9A.	Controls and Procedures	146
ITEM 9B.	Other Information	149

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	149
ITEM 11.	Executive Compensation	149
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	150
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	150
ITEM 14.	Principal Accountant Fees and Services	150

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	151
	Signatures	157
EX-10.17
EX-10.42
EX-12.1
EX-12.2
EX-13.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM I. BUSINESS
Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $14.0 billion as of December 31, 2010. We conduct our businesses through three segments: community banking, specialty finance and wealth management.
We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area and in southeastern Wisconsin through our fifteen wholly owned banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through our wholly-owned subsidiary, Wintrust Mortgage Corporation (“WMC”). For the years ended December 31, 2010, 2009 and 2008, the community banking segment had net revenues of $520 million, $393 million and $309 million, respectively, and net income (loss) of $71 million, $(26 million) and $38 million, respectively. The community banking segment had total assets of $13.3 billion, $12.0 billion and $10.4 billion as of December 31, 2010, 2009 and 2008, respectively. The community banking segment accounted for 85% of our net revenues for the year ended December 31, 2010. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.
We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”), and short-term accounts receivable financing (“Tricom finance receivables”) and outsourced administrative services through our wholly owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2010, 2009 and 2008, the specialty finance segment had net revenues of $104 million, $249 million and $80 million, respectively, and net income of $46 million, $121 million and $35 million, respectively. The specialty finance segment had total assets of $2.9 billion, $2.2 billion and $1.4 billion as of December 31, 2010, 2009 and 2008, respectively. It accounted for 17% of our net revenues for the year ended December 31, 2010. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.
We provide a full range of wealth management services primarily to customers in the Chicago metropolitan area and in southeastern Wisconsin through three separate subsidiaries, including The Chicago Trust Company, N.A. (“CTC”), Wayne Hummer Investments, LLC (“WHI”) and Wintrust Capital Management, LLC (“WCM”). For the years ended December 31, 2010, 2009 and 2008, the wealth management segment had net revenues of $58 million, $51 million and $47 million, respectively, and net income of $7 million, $6 million and $5 million, respectively. The wealth management segment had total assets of $65 million, $62 million and $56 million as of December 31, 2010, 2009 and 2008, respectively. It accounted for 9% of our net revenues for the year ended December 31, 2010. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.
Our Business
Community Banking
Through our banks, we provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area and in southeastern Wisconsin. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. The banks have a community banking and marketing strategy. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, in 2008, we announced the creation of our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer’s deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. In 2010, we opened a downtown Chicago office to work with each of our banks to capture core commercial and industrial business. Our commercial and industrial lenders in our downtown office operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. The banks also offer home equity, home mortgage, consumer, and real estate loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.
We developed our banking franchise through de novo organization of nine banks and the purchase of seven banks, one of which was merged into an existing Wintrust bank. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank and Trust Company (“Lake Forest Bank”) was founded in December 1991 to service the Lake Forest and Lake Bluff communities. We furthered our growth strategy in 2010 by purchasing, through certain of our banking subsidiaries, seven banking locations through three FDIC-assisted transactions. As of December 31, 2010, we had 86 banking locations.
We now own fifteen banks, including nine Illinois-chartered banks, Lake Forest Bank, Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of The Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks, Barrington Bank and Trust Company, N.A. (“Barrington Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Advantage National Bank Group (“Advantage Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”).
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
We also engage in the origination and purchase of residential mortgages for sale into the secondary market through our wholly owned subsidiary, WMC, and provide other loan closing services to a network of mortgage brokers. Mortgage banking operations are also performed within each of the banks. WMC sells many of its loans with servicing released. Some of our banks engage in loan servicing, as a portion of the loans sold by the banks into the secondary market are sold with the servicing of those loans retained. WMC maintains principal origination offices in a number of other states, including Illinois, and originates loans in states through correspondent channels. WMC also established offices at several of the banks and provides the banks with the ability to use an enhanced loan origination and documentation system. This allows WMC and the banks to better utilize existing operational capacity and improve the product offering for the banks’ customers. In December 2008, WMC acquired certain assets and assumed certain liabilities of the mortgage banking business of Professional Mortgage Partners (“PMP”).
We also offer several niche lending products through the banks. These include Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending, Lake Forest Bank’s franchise lending program which provides lending primarily to restaurant franchisees and Hinsdale Bank’s indirect auto lending program which originates new and used automobile loans, generated through a network of automobile dealers located in the Chicago metropolitan area, secured by new and used vehicles and diversified among many individual borrowers. We did not originate indirect auto loans from the third quarter of 2008 through the third quarter of 2010, but have restarted loans under this program as market conditions have become more favorable. These other specialty loans generated through divisions of the banks comprised approximately 4.2% of our loan and lease portfolio at December 31, 2010.
Specialty Finance
We conduct our specialty finance businesses through indirect non-bank subsidiaries. Our wholly owned subsidiary, FIFC, engages in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance.

FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. Approved medium and large insurance agents and brokers located throughout the United States assist FIFC in arranging each commercial premium finance loan between the borrower and FIFC. FIFC evaluates each loan request according to its underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower’s previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIFC, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIFC may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIFC’s behalf. In some cases the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIFC in the event of a default by the borrower. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIFC may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud. However, in the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both our net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by us to decrease the likelihood of this type of loss from recurring in this line of business for us. We have conducted a thorough review of the premium finance—commercial portfolio and found no signs of similar situations.
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
Through our wholly owned subsidiary, Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2010, Tricom processed payrolls with associated client billings of approximately $300.9 million and contributed approximately $6.3 million to our revenue, net of interest expense.
Wealth Management Activities
We offer a full range of wealth management services through three separate subsidiaries, including trust and investment services, asset management and securities brokerage services. In February 2002, we acquired WHI and Wayne Hummer Asset Management Company (“WHAMC”), later renamed as WCM, which are headquartered in Chicago. Soon thereafter, in order to further expand our wealth management business, we acquired Lake Forest Capital Management Company, a registered investment advisor with approximately $300 million of assets under management at the time of acquisition and, in 2009, further added to our capabilities in this area with the purchase of certain assets and assumption of certain liabilities of Advanced Investment Partners, LLC which specializes in the active management of domestic equity investment strategies and expands WCM’s institutional investment business. At December 31, 2010, the Company’s wealth management subsidiaries had approximately $10.2 billion of assets under management, which includes $1.5 billion of assets owned by the Company and its subsidiary banks.
CTC, our trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of our fifteen banks. CTC is subject to regulation, supervision and regular examination by the OCC.
WHI, our registered broker/dealer subsidiary, has been in operations since 1931. Through WHI, we provide a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2010, established branch locations in offices at a majority of our banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.
WCM, our registered investment adviser, provides money management services and advisory services to individuals, mutual funds and institutional municipal and tax-exempt organizations. WCM also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC.

Strategy and Competition
Historically, we have executed a growth strategy through branch openings and de novo bank formations, expansion of our wealth management and premium finance business, development of specialized earning asset niches and acquisitions of other community-oriented banks or specialty finance companies. However, beginning in 2006, we made a decision to slow our growth due to unfavorable credit spreads, loosened underwriting standards by many of our competitors, and intense price competition. In August 2008, we raised $50 million of private equity. This investment was followed shortly by an investment by the U.S. Department of Treasury (“Treasury”) of $250 million through the Capital Purchase Program (“CPP”). The CPP investment was not necessary for our short-or long-term health. However, the CPP investment presented an opportunity for the Company. By providing us with a significant source of relatively inexpensive capital, the Treasury’s CPP investment allowed us to accelerate our growth cycle, expand lending and meet former Treasury Secretary Paulson’s stated purpose for the program, which was “designed to attract broad participation by healthy institutions” that “have plenty of capital to get through this period, but are not positioned to lend as widely as is necessary to support our economy.”
With this additional $300 million of additional capital, we began to increase our lending and deposits in late 2008. This additional capital allowed us to be in a position to take advantage of opportunities in a disrupted marketplace during 2009 and 2010 by:
•	Increasing our lending as other financial institutions pulled back;
•	Hiring quality lenders and other staff away from larger and smaller institutions that may have substantially deviated from a customer-focused approach or who may have substantially limited the ability of their staff to provide credit or other services to their customers;
•	Investing in dislocated assets such as the purchased life insurance premium finance portfolio and certain collateralized mortgage obligations; and
•	Purchasing banks and banking assets either directly or through the FDIC—assisted process in areas key to our geographic expansion
In March 2010, we further strengthened our capital position through a public offering of 6,670,000 shares of our common stock at $33.25 per share. Our net proceeds totaled $210.3 million. In December 2010, we sold an additional 3,685,897 shares of our common stock at $30.00 per share and 4.6 million 7.5% tangible equity units at a public offering price of $50.00 per unit (“the concurrent offerings”). We received net proceeds of $327.5 million from the concurrent offerings. Together, our capital offerings aggregated nearly $540 million in net proceeds.
On December 22, 2010, we repurchased all 250,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) which we issued to the Treasury under the Troubled Asset Relief Program (“TARP”) CPP. The Series B Preferred Stock was repurchased at a price of $251.3 million, which included accrued and unpaid dividends of $1.3 million.
Our strategy and competitive position for each of our business segments is summarized in further detail, below.
Community Banking
We compete in the commercial banking industry through our banks in the communities they serve. The commercial banking industry is highly competitive and the banks face strong direct competition for deposits, loans and other financial related services. The banks compete with other commercial banks, thrifts, credit unions and stockbrokers. Some of these competitors are local, while others are statewide or nationwide.
As a mid-size financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. Since the beginning of 2009, we have added more than 50 lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Consequently, management views technology as a great equalizer to offset some of the inherent advantages of its significantly larger competitors. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital raising capabilities.

We also believe we are positioned to compete effectively with other larger and more diversified banks, bank holding companies and other financial services companies due to the multi-chartered approach that pushes accountability for building a franchise and a high level of customer service down to each of our banking franchises. Additionally, we believe that we provide a relatively complete portfolio of products that is responsive to the majority of our customers’ needs through the retail and commercial operations supplied by our banks, and through our mortgage and wealth management operations. The breadth of our product mix allows us to compete effectively with our larger competitors while our multi-chartered approach with local and accountable management provides for what we believe is superior customer service relative to our larger and more centralized competitors.
WMC, as well as the mortgage banking functions within the banks, competes with large mortgage brokers as well as other banking organizations. The mortgage banking business is very competitive and significantly impacted by changes in mortgage interest rates. We believe that mortgage banking revenue will be a continuous source of revenue, but the level of revenue will be impacted by changes in and the general level of mortgage interest rates.
In 2010, we furthered our growth strategy by purchasing, through certain of our banking subsidiaries, a number of additional banks and banking locations. In three FDIC-assisted transactions, we purchased a total of seven new banking locations, five in Chicago, one in Mount Prospect and one in Naperville, Illinois. Each of these acquisitions allowed us to expand our franchise into strategic locations on a cost-effective basis. In addition, our wholly-owned subsidiary bank, Wheaton Bank, agreed to acquire a branch located in Naperville, Illinois. We believe that these strategic acquisitions will allow us to grow into contiguous markets which we do not currently service and expand our footprint.
Specialty Finance
FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services and other lending institutions. Some of its competitors are larger and have greater financial and other resources. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. Additionally, we believe that FIFC’s acquisition of a large life insurance premium finance portfolio and related assets in 2009 enhanced our ability to market and sell life insurance premium finance products.
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
Wealth Management Activities
Our wealth management companies (CTC, WHI and WCM) compete with larger wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. We believe we can successfully compete for trust, asset management and brokerage business by offering personalized attention and customer service to small to midsize businesses and affluent individuals. We continue to recruit and hire experienced professionals from the larger Chicago area wealth management companies, which is expected to help in attracting new customer relationships.
Employees
At December 31, 2010, the Company and its subsidiaries employed a total of 2,588 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
Available Information
The Company’s internet address is www.wintrust.com. The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Supervision and Regulation
Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations and regulatory interpretations thereof. Any change in applicable laws or regulations may have a material effect on the business of commercial banks and bank holding companies, including the Company, the banks, FIFC, CTC, WHI, WCM, Tricom and WMC. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies. This section discusses recent regulatory developments impacting the Company and its subsidiaries, including the Emergency Economic Stabilization Act and the Temporary Liquidity Guarantee Program (“TLGP”). Following that presentation, the discussion turns to the regulation and supervision of the Company and its subsidiaries under various federal and state rules and regulations applicable to bank holding companies, broker-dealer and investment advisors.
Extraordinary Government Programs
During the past three years, the federal government, the Federal Reserve Bank of New York (the “New York Fed”) and the FDIC have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system. The Company participated in three such programs. Two of these programs, the CPP of the Treasury and the New York Fed’s Term Asset-Backed Securities Loan Facility (“TALF”), have provided the Company with a significant amount of relatively inexpensive funding, which the Company used to accelerate its growth cycle and expand lending.
Capital Purchase Program. In October 2008, the Treasury announced that it intended to use a portion of the initial funds allocated to it pursuant to the Emergency Economic Stabilization Act of 2008, to invest directly in financial institutions through the newly-created CPP which was “designed to attract broad participation by healthy institutions” which “have plenty of capital to get through this period, but are not positioned to lend as widely as is necessary to support our economy.” In December 2008, the Company sold the Treasury $250 million in the Company’s Series B Preferred Stock, and warrants to purchase the Company’s common stock.
On December 22, 2010, the Company repurchased all the shares of Series B Preferred Stock. The Series B Preferred Stock was repurchased at a price of $251.3 million, which included accrued and unpaid dividends of $1.3 million. In addition, on February 14, 2011, the Treasury sold, through an underwritten public offering to purchasers other than the Company, all of the Company’s warrants that it had received in connection with the CPP investment.
Participation in the CPP placed a number of restrictions on the Company, including limitations on the ability to increase dividends and restrictions on the compensation of its employees and executives. Participation in the CPP also subjected the Company to increased oversight by the Treasury, banking regulators and Congress. As a result of the Company’s exit from the CPP, these restrictions have been terminated.
TALF-Eligible Issuance. In addition, in September 2009, one of the Company’s subsidiaries sold $600 million in aggregate principal amount of its asset-backed notes in a securitization transaction sponsored by FIFC. The asset backed notes are eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in non-TALF-eligible transactions.
Increased FDIC Insurance for Non-Interest-Bearing Transaction Accounts. Each of our bank subsidiaries have also benefited from federal programs which provide increased FDIC insurance coverage for certain deposit accounts. At present, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and implementing regulations issued by the FDIC provide unlimited federal insurance of the net amount of certain non-interest-bearing transaction accounts at all insured depository institutions, including our bank subsidiaries, through December 31, 2012. After December 31, 2012, depositors will receive federal insurance up to the standard maximum deposit insurance amount of $250,000, which increased amount was made permanent by the Dodd-Frank Act.
For more information regarding our participation in these programs, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Federal Government, Federal Reserve and FDIC Programs.”

Bank Regulation; Bank Holding Company and Subsidiary Regulations
General. Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois Secretary. Each of these Illinois-chartered banks is a member of the Federal Reserve and, as such, is subject to additional examination by the Federal Reserve as their primary federal regulator. Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank, Old Plank Trail Bank and CTC are federally-chartered and are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Town Bank is a Wisconsin-chartered bank and a member of the Federal Reserve, and as such is subject to supervision by the Wisconsin Department and the Federal Reserve.
Financial Holding Company Regulations. The Company has elected to be treated by the Federal Reserve as a financial holding company for purposes of the Bank Holding Company Act of 1956, as amended, including regulations promulgated by the Federal Reserve (the “BHC Act”), as augmented by the provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), which established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The Company became a financial holding company in 2002. Bank holding companies that elect to be treated as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the wealth management subsidiaries. Financial holding companies, unlike traditional bank holding companies, can engage in certain activities without prior Federal Reserve approval, subject to certain post-commencement notice procedures. Effective July 2011, the Dodd-Frank Act requires a bank holding company that elects treatment as a financial holding company, including us, to be both well-capitalized and well-managed. This is in addition to the existing requirement that a financial holding company’s subsidiary banks be well-capitalized and well-managed as defined in the applicable regulatory standards. If these conditions are not maintained, and the financial holding company fails to correct any deficiency within 180 days, the Federal Reserve may require the Company to either divest control of its banking subsidiaries or, at the election of the Company, cease to engage in any activities not permissible for a bank holding company that is not a financial holding company. Moreover, during the period of non-compliance, the Federal Reserve can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained at least a satisfactory rating under the Community Reinvestment Act at all of its controlled banking subsidiaries, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. In April 2008, the Company was notified that one of its bank subsidiaries received a needs to improve rating, therefore, the Company is subject to restrictions on further expansion in certain situations.
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
Under the BHC Act and Federal Reserve regulations, the banks are prohibited from engaging in certain tying arrangements in connection with an extension of credit, lease, sale of property or furnishing of services. That means that, except with respect to traditional banking products (loans, deposits or trust services), the banks may not condition a customer’s purchase of services on the purchase of other services from any of the banks or other subsidiaries of the Company.
It has been the policy of the Federal Reserve that the Company is expected to act as a source of financial and managerial strength to its subsidiaries, and to commit resources to support the subsidiaries. The Federal Reserve has taken the position that in implementing this policy, it may require the Company to provide such support even when the Company otherwise would not consider itself able to do so. The Dodd-Frank Act codified the requirement of holding companies, like the Company, to serve as a source of financial strength to their subsidiary depository institutions, which statutory requirement will go into effect in July 2011.
Interstate Acquisitions. The Dodd-Frank Act amended the BHC Act to require that a bank holding company be well-capitalized and well-managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state. This amendment will take effect in July 2011.
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
As of December 31, 2010, the Company’s total capital to risk-weighted assets ratio was 13.8%, its Tier 1 Capital to risk-weighted asset ratio was 12.5% and its leverage ratio was 10.1%. Capital requirements for the banks generally parallel the capital requirements previously noted for bank holding companies. Each of the banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2010, each of the Company’s banks was categorized as “well capitalized.” In order to maintain the Company’s designation as a financial holding company, each of the banks is required to maintain capital ratios at or above the “well capitalized” levels.
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

Bank Regulation; Federal Deposit Insurance Act
General. The deposits of the banks are insured by the Deposit Insurance Fund under the provisions of the Federal Deposit Insurance Act, as amended (the “FDIA”), and the banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes, Town Bank and St. Charles Bank and the OCC in the case of Barrington Bank, Crystal Lake Bank, Advantage Bank, Beverly Bank, Old Plank Trail Bank, and CTC) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office and any change-in-control of an insured bank that is not subject to review by the Federal Reserve as a holding company regulator. The FDIA also gives the Federal Reserve, the OCC and the other federal bank regulatory agencies power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The appropriate federal regulatory authority with respect to each bank also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks to their directors, executive officers and principal shareholders.
Prompt Corrective Action. The FDIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and management fees and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, the FDIA provides for enhanced supervisory authority, including authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of the FDIA and their implementing regulations generally apply to all FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of the FDIA.
Standards for Safety and Soundness. The FDIA requires the federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIA. The guidelines establish general standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. Additional restrictions on compensation applied to the Company as a result of its participation in the CPP. As a result of the Company’s exit from the CPP, these restrictions have been terminated. See “—Extraordinary Government Programs — Capital Purchase Program.” However, the Dodd-Frank Act also imposes restrictions on and additional disclosure regarding incentive compensation. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an under-capitalized association is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.
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
Insurance of Deposit Accounts. Under the FDIA, as an FDIC-insured institution, each of the banks is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (“DIF”). Each institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008, 2009 and 2010 and the temporary increase of general deposit insurance limits to $250,000 per depositor (made permanent by the Dodd-Frank Act), the DIF incurred substantial losses during the last three years. Accordingly, the FDIC took action during 2009 to revise its risk-based assessment system, to collect certain special assessments, and to accelerate the payment of assessments. Under the current risk-based assessment system, adjusted deposit insurance assessments can range from a low of 7 basis points to a high of 77.5 basis points. In addition, on September 30, 2009, the FDIC collected a special assessment from each insured institution, and on November 12, 2009, the FDIC approved a final rule requiring that insured institutions prepay 13 quarters of deposit insurance premiums. The banks made their prepayments of $59.8 million on December 30, 2009. These prepaid premiums are recorded as a prepaid expense on our financial statements. As a result of all these actions, the banks paid a total of $77.8 million in deposit insurance premiums in 2009. The Dodd-Frank Act also contains several provisions that affect deposit insurance premiums, including a change in the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible equity and an increase in the minimum reserve ratio of the DIF from 1.15% to 1.35% of insured deposits (with the FDIC having until September 30, 2020 to meet the new minimum). On February 7, 2011, the FDIC adopted a final rule implementing these deposit insurance provisions of the Dodd-Frank Act. Under the final rule, which will go into effect on April 1, 2011, the change in the assessment base definition is accompanied by a change in assessment rates, which will initially range from 2.5 basis points to 45 basis points. The FDIC has indicated that these changes will generally not require an increase in the level of assessments, and may result in decreased assessments, for depository institutions (such as each of our bank subsidiaries) with less than $10 billion in assets. However, there is a risk that the banks’ deposit insurance premiums will continue to increase if failures of insured depository institutions continue to deplete the DIF.
In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annualized assessment rate is 1.02 cents per $100 of deposits for the first quarter of 2011.
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
De Novo Branching. The Dodd-Frank Act amended the FDIA and the National Bank Act to allow national banks and state banks to establish de novo branches in states other than the bank’s home state.

Bank Regulation; Additional Regulation of Dividends
As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank, each may not pay dividends in an amount greater than its current net profits after deducting bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. As a Wisconsin state-chartered bank, Town Bank may declare dividends out of its undivided profits, after provision for payment of all expenses, losses, required reserves, taxes and interest. In addition, if Town Bank’s dividends declared and paid in either of the prior two years exceeded net income for such year, then the bank may not declare a dividend that exceeds year-to-date net income except with written consent of the Wisconsin Division of Financial Institutions. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Company’s Illinois-chartered banks and Town Bank, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account unless there is approval by the Federal Reserve. Similarly, as national associations supervised by the OCC, Barring-ton Bank, Crystal Lake Bank, Beverly Bank, Advantage Bank, Old Plank Trail Bank and CTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, nor may any of them declare a dividend in excess of undivided profits. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice or if it determines that the institution is undercapitalized.
In addition to the foregoing, the ability of the Company, the banks and CTC to pay dividends may be affected by the various minimum capital requirements and the capital and noncapital standards established under the FDIA, as described above. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries. The Company’s ability to pay dividends is likely to be dependent on the amount of dividends paid by the banks. No assurance can be given that the banks will, in any circumstances, pay dividends to the Company.
Bank Regulation; Other Regulation of Financial Institutions
Anti-Money Laundering. On October 26, 2001, the USA PATRIOT Act of 2001 (the “PATRIOT Act”) was enacted into law, amending in part the Bank Secrecy Act (“BSA”). The BSA and the PATRIOT Act contain anti-money laundering (“AML”) and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: standards for verifying customer identification at account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial entities and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondence accounts for non-U.S. persons. Each Bank is subject to the PATRIOT Act and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML Program. The Company has established policies, procedures and internal controls that are designed to comply with these AML requirements.
Protection of Client Information. Many aspects of the Company’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the GLB Act as well as the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”). Provisions of the GLB Act require a financial institution to disclose its privacy policy to customers and consumers, and require that such customers or consumers be given a choice (through an opt-out notice) to forbid the sharing of nonpublic personal information about them with certain nonaffiliated third persons. The Company and each of the banks have a written privacy notice that is delivered to each of their customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. In accordance with that privacy notice, the Company and each of the banks protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to remove their names from the solicitation lists they use and share with others. The Company and each of the banks require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLB Act. The Company and each of the banks have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. The federal banking regulators have interpreted the requirements of the GLB Act to require banks to take, and the Company and the banks are subject to state law requirements that require them to take, certain actions in the event that certain information about customers is compromised. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Company and/or each of the banks may need to amend their privacy policies and adapt their internal procedures. The Company and the banks may also be subject to additional requirements under state laws.
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
Federal Reserve System. The banks are subject to Federal Reserve regulations requiring depository institutions to maintain interest-bearing reserves against their transaction accounts (primarily NOW and regular checking accounts). As of December 30, 2010, the first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve for each of the banks) are exempt from the reserve requirements. A 3% reserve ratio applies to balances over $10.7 million up to and including $58.8 million and a 10% reserve ratio applies to balances in excess of $58.8 million.
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
Compliance with Consumer Protection Laws. The banks are also subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Fund Transfer Act, the Federal Trade Commission Act and analogous state statutes, the Fair Housing Act, the Real Estate Settlement Procedures Act, the

Soldiers’ and Sailors’ Civil Relief Act and the Home Mortgage Disclosure Act. WMC must also comply with many of these consumer protection statutes and regulations. Violation of these statutes can lead to significant potential liability, in litigation by consumers as well as enforcement actions by regulators. Among other things, these acts:
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
During the past three years, federal regulators finalized a number of significant amendments to the regulations implementing these statutes. Among other things, the Federal Reserve has adopted new rules applicable to the banks (and in some cases, WMC) that govern various aspects of consumer credit and rules that govern practices and disclosures with respect to overdraft programs. These rules may affect the profitability of our consumer banking activities.
There are currently pending proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2011 or beyond. In addition, federal and state regulators have issued, and may in the future issue, guidance on these requirements, or other aspects of the Company’s business. The developments may impose additional burdens on the Company and its subsidiaries.
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
Broker-Dealer and Investment Adviser Regulation
WHI and WCM are subject to extensive regulation under federal and state securities laws. WHI is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and the U.S. Virgin Islands. Both WHI and WCM are registered as investment advisers with the SEC. In addition, WHI is a member of several self-regulatory organizations (“SRO”), including the Financial Industry Regulatory Authority (“FINRA”), the Chicago Stock Exchange and the NASDAQ Stock Market. Although WHI is required to be registered with the SEC, much of its regulation has been delegated to SROs that the SEC oversees, including FINRA and the national securities exchanges. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. WHI is also subject to regulation by state securities commissions in states in which it conducts business. WHI and WCM are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities regulatory agencies.

As a result of federal and state registrations and SRO memberships, WHI is subject to over-lapping schemes of regulation which cover all aspects of its securities businesses. Such regulations cover, among other things, minimum net capital requirements; uses and safekeeping of clients’ funds; record-keeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions; limitations on the amounts and types of fees and commissions that may be charged to customers; and regulation of proprietary trading activities and affiliate transactions. Violations of the laws and regulations governing a broker-dealer’s actions can result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of a broker-dealer or its officers or employees, or other similar actions by both federal and state securities administrators, as well as the SROs.
As a registered broker-dealer, WHI is subject to the SEC’s net capital rule and the net capital requirements of various SROs. Net capital rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. Rules of FINRA and other SROs also impose limitations and requirements on the transfer of member organizations’ assets. Compliance with net capital requirements may limit the Company’s operations requiring the intensive use of capital. These requirements restrict the Company’s ability to withdraw capital from WHI, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. WHI is a member of the Securities Investor Protection Corporation (“SIPC”), which subject to certain limitations, serves to oversee the liquidation of a member brokerage firm, and to return missing cash, stock and other securities owed to the firm’s brokerage customers, in the event a member broker-dealer fails. The general SIPC protection for customers’ securities accounts held by a member broker-dealer is up to $500,000 for each eligible customer, including a maximum of $250,000 for cash claims. SIPC does not protect brokerage customers against investment losses.
WCM, and WHI in its capacity as an investment adviser, are subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and stockholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser’s engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.
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
Beginning in 2008 and continuing into 2010, there was significant disruption of credit markets on a national and global scale. Liquidity in credit markets was severely depressed. Major financial institutions sought bankruptcy protection, and a number of banks have failed and been placed into receivership or acquired. Other major financial institutions — including Fannie Mae, Freddie Mac, and AIG — have been entirely or partially nationalized by the federal government. The economic conditions in 2008 and 2009 have also affected consumers and businesses, including their ability to repay loans. This has been particularly true in the mortgage area. Real estate values have decreased in many areas of the country. There has been a large increase in mortgage defaults and foreclosure filings on a nationwide basis.
In response to these events, there have also been an unprecedented number of governmental initiatives designed to respond to the stresses experienced in financial markets in 2008 and 2009. Treasury, the Federal Reserve, the FDIC and other agencies have taken a number of steps to enhance the liquidity support available to financial institutions. The Company and the banks have participated in some of these programs, such as the CPP under the TARP. There have been other initiatives that have had an effect on credit markets generally, even though the Company has not participated. Most of these programs were discontinued in 2010. Federal and state regulators have also issued guidance encouraging banks and other mortgage lenders to make accommodations and re-work mortgage loans in order to avoid foreclosure. Additional guidance and other modifications issued under these foreclosure mitigation programs may affect the Company in 2011.

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
Investment Securities Portfolio
The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

U.S. Treasury	$96,097	110,816	—
U.S. Government agencies	884,055	576,176	298,729
Municipal	52,303	65,336	59,295
Corporate notes and other:
Financial issuers	187,007	41,746	9,052
Retained subordinated securities	—	47,702	—
Other	74,908	—	23,434
Mortgage-backed:
Agency	158,653	216,544	281,094
Non-agency CMOs	3,028	107,984	4,213
Non-agency CMOs — Alt A	—	50,778	—
Other equity securities	40,251	37,984	37,787

Total available-for-sale securities	$1,496,302	1,255,066	713,604

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2010 and 2009 are included by reference to Note 3 to the Consolidated Financial Statements included in the 2010 Annual Report to Shareholders, which is incorporated herein by reference. The fair value of available-for-sale securities as of December 31, 2010, by maturity distribution, is as follows (in thousands):

			From 5
	Within	From 1	to 10	After	Mortgage-	Other
	1 year	to 5 years	years	10 years	backed	Equities	Total

U.S. Treasury	$—	2,011	94,086	—	—	—	96,097
U.S. Government agencies	555,393	202,497	18,182	107,983	—	—	884,055
Municipal	13,393	15,129	10,242	13,539	—	—	52,303
Corporate notes and other:
Financial issuers	29,237	66,082	63,428	28,260	—	—	187,007
Other	49,964	24,944	—	—	—	—	74,908
Mortgage-backed: (1)
Agency	—	—	—	—	158,653	—	158,653
Non-agency CMOs	—	—	—	—	3,028	—	3,028
Other equity securities	—	—	—	—	—	40,251	40,251

Total available-for-sale securities	$647,987	310,663	185,938	149,782	161,681	40,251	1,496,302

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2010:

			From 5
	Within	From 1	to 10	After	Mortgage-	Other
	1 year	to 5 years	years	10 years	backed	Equities	Total

U.S. Treasury	—	0.32%	2.34%	—	—	—	2.30%
U.S. Government agencies	0.43%	0.61%	0.54%	4.13%	—	—	0.92%
Municipal	2.75%	5.11%	5.67%	3.84%	—	—	4.28%
Corporate notes and other:
Financial issuers	0.90%	3.20%	4.16%	5.77%	—	—	3.56%
Other	0.66%	2.29%	—	—	—	—	1.20%
Mortgage-backed: (1)
Agency	—	—	—	—	5.37%	—	5.37%
Non-agency CMOs	—	—	—	—	4.37%	—	4.37%
Other equity securities	—	—	—	—	—	2.99%	2.99%

Total available-for-sale securities	0.51%	1.52%	2.95%	4.45%	5.35%	2.99%	2.04%

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
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
The U.S. economy was in a recession from the third quarter of 2008 to the second quarter of 2009, and economic activity continues to be restrained. The housing and real estate markets have also been experiencing extraordinary slowdowns since 2007. Additionally, unemployment rates remained historically high during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil has led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity. Net charge-offs were $109.7 million in 2010 and $137.4 million in 2009. Non-performing loans increased to $142.1 million as of December 31, 2010 from $131.8 million as of December 31, 2009 and our balance of other real estate owned (“OREO”) was $71.2 million at December 31, 2010 and $80.2 million at December 31, 2009. Continued weakness or further deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Since our business is concentrated in the Chicago metropolitan area and southeast Wisconsin metropolitan areas, further declines in the economy of this region could adversely affect our business.
Except for our premium finance business and certain other niche businesses, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan and southeast Wisconsin metropolitan areas. The local economic conditions in these areas significantly impact the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Specifically, most of the loans in our portfolio are secured by real estate located in the Chicago metropolitan area. Our local market area has experienced recent negative changes in overall market conditions relating to real estate valuation. These market conditions are exacerbated by the liquidation of troubled assets into the market, which creates additional supply and drives appraised valuations of real estate much lower. Further declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors with impact on these local markets could, in turn, have a material adverse effect on our financial condition and results of operations. Continued deterioration in the real estate markets where collateral for mortgage loans is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan, and in turn the value of our assets.
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
Because our allowance for loan losses represents an estimate of probable losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly in the case of continued adverse changes in the economy, market conditions, or events that adversely affect specific customers. For example, in 2010, we charged off $109.7 million in loans (net of recoveries) and increased our allowance for loan losses from $98.3 million at December 31, 2009 to $113.9 million at December 31, 2010 as a result of the economic recession and financial crisis. Our allowance for loan losses, excluding covered loans, represents 1.19% of total loans outstanding at December 31, 2010, compared to 1.17% at December 31, 2009. Estimating loan loss allowances for our newer banks is more difficult because rapidly growing and de novo bank loan portfolios are, by their nature, unseasoned. Therefore, our newer bank subsidiaries may be more susceptible to changes in estimates, and to losses exceeding estimates, than banks with more seasoned loan portfolios.
Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, our financial condition and liquidity could be materially adversely affected.
For more information regarding our allowance for loan losses, see “Allowance for Loan Losses” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unanticipated changes in prevailing interest rates and the effects of changing regulation could adversely affect our net interest income, which is our largest source of income.
Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Net interest income represents our largest source of net income, and was $415.8 million and $311.9 million for the years ended December 31, 2010 and 2009, respectively. In particular, our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change.
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

Additionally, increases in interest rates may adversely influence the growth rate of loans and deposits, the quality of our loan portfolio, loan and deposit pricing, the volume of loan originations in our mortgage banking business and the value that we can recognize on the sale of mortgage loans in the secondary market.
We seek to mitigate our interest rate risk through several strategies, which may not be successful. For example, with the relatively low interest rates that prevailed in past years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $29.0 million for the year ended December 31, 2008. However, during 2010 and 2009, we had fewer opportunities to use this mitigation methodology due to lower than acceptable security yields and related option pricing and recorded fee income of approximately $2.2 million and $2.0 million for the years ended December 31, 2010 and 2009, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.
In addition, effective one year from the date of enactment, the Dodd-Frank Act eliminates U.S. federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending upon market response, this change could have an adverse impact on our interest expense.
Our liquidity position may be negatively impacted if economic conditions continue to suffer.
Liquidity is a measure of whether our cash flows and liquid assets are sufficient to satisfy current and future financial obligations, such as demand for loans, deposit withdrawals and operating costs. Our liquidity position is affected by a number of factors, including the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments that we have issued, capital we inject into our bank subsidiaries, proceeds we raise through the issuance of securities, our ability to draw upon our revolving credit facility and dividends received from our banking subsidiaries. Our future liquidity position may be adversely affected by multiple factors, including:
•	if our banking subsidiaries report net losses or their earnings are weak relative to our cash flow needs;
•	if it is necessary for us to make capital injections to our banking subsidiaries;
•	if changes in regulations require us to maintain a greater level of capital, as more fully described below;
•	if we are unable to access our revolving credit facility due to a failure to satisfy financial and other covenants; or
•	if we are unable to raise additional capital on terms that are satisfactory to us.
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
President Obama signed into law the Dodd-Frank Act on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, including heightened capital requirements, and to prepare numerous studies and reports for Congress. Although the impact of the Dodd-Frank Act will depend, in part, on the form of these rules and regulations, we expect compliance with the new law to increase our cost of doing business, and may reduce our ability to generate revenue-producing assets.
The Dodd-Frank Act weakens federal preemption available for national banks and eliminates federal preemption for subsidiaries of national banks, which may subject the Company’s national banks and their subsidiaries, including WMC, to additional state regulation. With regard to mortgage lending, the Dodd-Frank Act imposes new requirements regarding the origination and servicing of residential mortgage loans. The law creates a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation of the part of lenders to assess and verify a borrower’s “ability to repay” a residential mortgage loan.
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
Additional provisions of the Dodd-Frank Act are described in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Strategy—Financial Regulatory Reform.”
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
Financial reform legislation may reduce our ability to market our products to consumers and may limit our ability to profitably operate our mortgage business.
The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve, which will regulate consumer financial products and services. On July 21, 2011, the consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the Bureau. The Bureau will have broad rulemaking authority over a wide range of consumer protection laws that apply to banks and thrifts, including the authority to prohibit “unfair, deceptive or abusive practices” to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. In particular, the Bureau may enact sweeping reforms in the mortgage broker industry which may increase the costs of engaging in these activities for all market participants, including our subsidiaries. The Bureau will have broad supervisory, examination and enforcement authority. In addition, state attorneys general and other state officials will be authorized to enforce consumer protection rules issued by the Bureau.
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
International initiatives regarding bank capital requirements may require heightened capital
In December 2010 and January 2011, the Basel Committee on Banking Supervision published reforms regarding changes to bank capital, leverage and liquidity requirements, commonly referred to as “Basel III.” If implemented without change by U.S. banking regulators, the provisions of Basel III may have significant impact on requirements including heightened requirements regarding Tier 1 common equity, and alterations to bank liquidity standards. For more detail, regarding the Basel III initiative, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Strategy— Recent Actions Related to Capital and Liquidity.”
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
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline of its deposit insurance fund to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the Emergency Economic Stabilization Act of 2008, as amended, increased the limit on FDIC coverage to $250,000 through December 31, 2013 (made permanent by the Dodd-Frank Act).
These developments have caused our FDIC insurance premiums to increase, and may cause additional increases. On September 30, 2009, the FDIC collected a special assessment from each insured institution, and additional assessments are possible. In addition, on November 12, 2009, the FDIC approved a final rule requiring that insured institutions prepay 13 quarters of estimated deposit insurance premiums. The banks made their prepayments on December 30, 2009. These prepaid premiums are recorded as a prepaid expense on our financial statements.
Certain provisions of the Dodd-Frank Act may further effect our FDIC insurance premiums. The Dodd-Frank Act includes provisions that change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less tangible capital, eliminate the maximum size of the DIF, eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increase the minimum reserve ratio of the DIF from 1.15% to 1.35%, which will generally require an increase in the level of assessments for institutions with assets in excess of $10 billion. The applicability of increased assessments to the Company may depend upon regulations issued by banking regulators, who are granted significant rulemaking discretion by the Dodd-Frank Act.
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
We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Many of these competitors have substantially greater resources and market presence than Wintrust and, as a result of their size, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. If we are unable to compete effectively, we will lose market share and income from deposits, loans and other products may be reduced. This could adversely affect our profitability and have a material adverse effect on our financial condition and results of operations.
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
We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”). Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2010, we had $1.3 billion of commercial insurance premium finance loans outstanding, which represented 13% of our total loan portfolio as of such date.
FIFC may also be more susceptible to third party fraud with respect to commercial insurance premium finance loans because these loans are originated and many times funded through relationships with unaffiliated insurance agents and brokers. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of FIFC, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Acts of fraud are difficult to detect and deter, and we cannot assure investors that FIFC’s risk management procedures and controls will prevent losses from fraudulent activity. We may be exposed to the risk of loss in our premium finance business because of fraud, the possibility of insolvency of insurance carriers that are in possession of unearned insurance premiums that represent our collateral or that our collateral value is not ultimately enough to cover our outstanding balance in the event that a borrower defaults, which could result in a material adverse effect on our financial condition and results of operations. Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, our competitive position and results of operations could be adversely affected. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.

If we are unable to continue to identify favorable acquisitions or successfully integrate our acquisitions, our growth may be limited and our results of operations could suffer.
In the past several years, we have completed numerous acquisitions of banks, other financial service related companies and financial service related assets, including acquisitions of troubled financial institutions, as more fully described below. We may continue to make such acquisitions in the future. Win-trust seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions likely will result in Wintrust achieving slower growth. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:
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
As part of our growth strategy, we have made opportunistic partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC, including our recent acquisitions of Lincoln Park Bank, Wheatland Bank, Ravenswood Bank and Community First Bank-Chicago through our bank subsidiaries. These acquisitions, and any future FDIC-assisted transactions we may undertake, involve greater risk than traditional acquisitions because they are typically conducted on an accelerated basis, allowing less time for us to prepare for and evaluate possible transactions, or to prepare for integration of an acquired institution. These transactions also present risks of customer loss, strain on management resources related to collection and management of problem loans and problems related to the integration of operations and personnel of the acquired financial institutions. As a result, there can be no assurance that we will be able to successfully integrate the financial institutions we acquire, or that we will realize the anticipated benefits of the acquisitions. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share and share ownership.
We are also subject to certain risks relating to our loss sharing agreements with the FDIC. Under a loss sharing agreement, the FDIC generally agrees to reimburse the acquiring bank for a portion of any losses relating to covered assets of the acquired financial institution. This is an important financial term of any FDIC-assisted transaction, as troubled financial institutions often have poorer asset quality. As a condition to reimbursement, however, the FDIC requires the acquiring bank to follow certain servicing procedures. A failure to follow servicing procedures or any other breach of a loss sharing agreement by us could result in the loss of FDIC reimbursement. While we have established a group dedicated to servicing the loans covered by the FDIC loss sharing agreements, there can be no assurance that we will be able to comply with the FDIC servicing procedures. In addition, reimbursable losses and recoveries under loss sharing agreements are based on the book value of the relevant loans and other assets as determined by the FDIC as of the effective dates of the acquisitions. The amount that the acquiring banks realize on these assets could differ materially from the carrying value that will be reflected in our financial statements, based upon the timing and amount of collections on the covered loans in future periods. Any failure to receive reimbursement, or any material differences between the amount of reimbursements that we do receive and the carrying value reflected in our financial statements, could have a material negative effect on our financial condition and results of operations.
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
We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. Our business model is dependent upon our ability to provide high quality, personal service at our community banks. In addition, as a holding company that conducts its operations through our subsidiaries, we are focused on providing entrepreneurial-based compensation to the chief executives of each our business units. As a Company with start-up and growth oriented operations, we are cognizant that to attract and retain the managerial talent necessary to operate and grow our businesses we often have to compensate our executives with a view to the business we expect them to manage, rather than the size of the business they currently manage. Accordingly, executive compensation restrictions such as those we were subject to during our participation in the CPP, as well any restrictions we may subject to in the future, may negatively impact our ability to retain and attract senior management. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, operating results and financial condition.

If we fail to comply with certain of our covenants under our securitization facility, the holders of the related notes could declare a rapid amortization event, which would require us to repay any outstanding amounts immediately, which could significantly impair our liquidity.
In September 2009, our indirect subsidiary, FIFC Premium Funding I, LLC, sold $600 million in aggregate principal amount of its Series 2009-A Premium Finance Asset Backed Notes, Class A (the “Notes”), which were issued in a securitization transaction sponsored by FIFC. The related indenture contains certain financial and other covenants that must be met in order to continue to sell notes into the facility. In addition, if any of these covenants are breached, the holders of the Notes may, under certain circumstances, declare a rapid amortization event, which would require us to repay any outstanding notes immediately. Such an event could significantly impair our liquidity.
De novo operations and branch openings often involve significant expenses and delayed returns and may negatively impact Wintrust’s profitability.
Our financial results have been and will continue to be impacted by our strategy of de novo bank formations and branch openings. While the recent financial crisis and interest rate environment has caused us to open fewer de novo banks, we expect to undertake additional de novo bank formations or branch openings when market conditions improve. Based on our experience, we believe that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these new banks or branches will ever be profitable. Moreover, the FDIC’s recent issuance extending the enhanced supervisory period for de novo banks from three to seven years, including higher capital requirements during this period, could also delay a new bank’s ability to contribute to the Company’s earnings and impact the Company’s willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by startup costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our financial condition and results of operations.
Failures of our operational systems may adversely effect our operations.
We are increasingly depending upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record and monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Our systems may also be affected by events that are beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, our efforts may not be adequate to prevent problems that could materially adversely effect our business operations.
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
The Bank Holding Company Act of 1956 requires any “bank holding company” (as defined in that Act) to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the Bank Holding Company Act. For purposes of calculating ownership thresholds under these banking regulations, bank regulators would likely at least take the position that the minimum number of shares, and could take the position that the maximum number of shares, of Wintrust common stock that a holder is entitled to receive pursuant to securities convertible into or settled in Wintrust common stock, including pursuant to Wintrust’s tangible equity units or warrants to purchase Wintrust common stock held by such holder, must be taken into account in calculating a stockholder’s aggregate holdings of Wintrust common stock.
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
The Company’s banks operate through 86 banking facilities, the majority of which are owned. The Company owns 133 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. Excess space in certain properties is leased to third parties.
The Company’s wealth management subsidiaries have one location in downtown Chicago, one in Appleton, Wisconsin, and one in Florida, all of which are leased, as well as office locations at various banks. WMC has 27 locations in eight states, all of which are leased, as well as office locations at various banks. FIFC has one location in Northbrook, Illinois which is owned and three which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned. WITS has one location in Villa Park, Illinois which is owned as well as an office location at one of the banks. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
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
ITEM 4. [REMOVED AND RESERVED.]
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2010 and 2009.

	2010		2009
	High	Low	High	Low

Fourth Quarter	$33.97	$28.40	$33.87	$25.00
Third Quarter	37.25	27.79	29.73	14.66
Second Quarter	44.93	33.05	22.75	11.80
First Quarter	38.47	29.86	20.90	9.70

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
Total Return Performance

	2005	2006	2007	2008	2009	2010

Wintrust Financial Corporation	100.00	87.98	61.44	39.22	58.33	62.74
NASDAQ — Total US	100.00	109.84	119.14	57.41	82.53	97.95
NASDAQ — Bank Index	100.00	112.23	88.95	64.86	54.35	64.29

Approximate Number of Equity Security Holders
As of February 23, 2011 there were approximately 1,505 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semiannual dividend on the Company’s common stock in January 2000 and has continued to approve a semi-annual dividend since that time. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of our 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (the “Series A Preferred Stock”), the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility entered into on October 29, 2010, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility.
Following is a summary of the cash dividends paid in 2010 and 2009:

		Dividend
Record Date	Payable Date	per Share

February 12, 2009	February 26, 2009	$0.18
August 13, 2009	August 27, 2009	$0.09
February 11, 2010	February 25, 2010	$0.09
August 12, 2010	August 26, 2010	$0.09
In January 2011, the Company’s Board of Directors approved a semi-annual dividend of $0.09 per share. The dividend was paid on February 24, 2011 to shareholders of record as of February 10, 2011.
Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. The banks’ ability to pay dividends is regulated by banking statutes. See “Bank Regulation; Additional Regulation of Dividends” on page 13 of this Form 10-K. During 2010, 2009 and 2008, the banks paid $11.5 million, $100.0 million and $73.2 million, respectively, in dividends to the Company.
Reference is made to Note 20 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in this Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2010. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share data)
Selected Financial Condition Data (at end of year):
Total assets	$13,980,156	$12,215,620	$10,658,326	$9,368,859	$9,571,852
Total loans, excluding covered loans	9,599,886	8,411,771	7,621,069	6,801,602	6,496,480
Total deposits	10,803,673	9,917,074	8,376,750	7,471,441	7,869,240
Junior subordinated debentures	249,493	249,493	249,515	249,662	249,828
Total shareholders’ equity	1,436,549	1,138,639	1,066,572	739,555	773,346

Selected Statements of Income Data:
Net interest income	$415,836	$311,876	$244,567	$261,550	$248,886
Net revenue (1)	607,996	629,523	344,245	341,493	339,926
Core pre-tax earnings (2)	196,544	122,803	94,410	95,552	102,566
Net income	63,329	73,069	20,488	55,653	66,493
Net income per common share — Basic	1.08	2.23	0.78	2.31	2.66
Net income per common share — Diluted	1.02	2.18	0.76	2.24	2.56

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (2)	3.37%	3.01%	2.81%	3.11%	3.10%
Non-interest income to average assets	1.42	2.78	1.02	0.85	1.02
Non-interest expense to average assets	2.82	3.01	2.63	2.57	2.56
Net overhead ratio (3)	1.40	0.23	1.60	1.72	1.54
Efficiency ratio (2)(4)	63.77	54.44	73.00	71.05	66.94
Return on average assets	0.47	0.64	0.21	0.59	0.74
Return on average common equity	3.01	6.70	2.44	7.64	9.47

Average total assets	$13,556,612	$11,415,322	$9,753,220	$9,442,277	$8,925,557
Average total shareholders’ equity	1,352,135	1,081,792	779,437	727,972	701,794
Average loans to average deposits ratio (excluding covered loans)	91.1%	90.5%	94.3%	90.1%	82.2%
Average loans to average deposits ratio (including covered loans)	93.4%	90.5%	94.3%	90.1%	82.2%

Common Share Data (at end of year):
Market price per common share	$33.03	$30.79	$20.57	$33.13	$48.02
Book value per common share (2)	$32.73	$35.27	$33.03	$31.56	$30.38
Tangible common book value per share (2)	$25.80	$23.22	$20.78	$19.02	$18.97
Common shares outstanding	34,864,068	24,206,819	23,756,674	23,430,490	25,457,935

Other Data (at end of year): (8)
Leverage ratio	10.1%	9.3%	10.6%	7.7%	8.2%
Tier 1 capital to risk-weighted assets	12.5	11.0	11.6	8.7	9.8
Total capital to risk-weighted assets	13.8	12.4	13.1	10.2	11.3
Tangible common equity ratio (TCE) (2)(7)	8.0	4.7	4.8	4.9	5.2
Allowance for credit losses (5)	$118,037	$101,831	$71,353	$50,882	$46,512
Credit discounts on purchased premium finance receivables — life insurance (6)	23,227	37,323	—	—	—
Non-performing loans	142,132	131,804	136,094	71,854	36,874
Allowance for credit losses to total loans (5)	1.23%	1.21%	0.94%	0.75%	0.72%
Non-performing loans to total loans	1.48	1.57	1.79	1.06	0.57

Number of:
Bank subsidiaries	15	15	15	15	15
Non-bank subsidiaries	8	8	7	8	8
Banking offices	86	78	79	77	73

(1)	Net revenue is net interest income plus non-interest income.

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures/Ratios,” of the Company’s 2010

Form 10-K for a reconciliation of this performance measure/ratio to GAAP.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by that period’s average total assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for unfunded lending-related commitments.

(6)	Represents the credit discounts on purchased life insurance premium finance loans.

(7)	Total shareholders’ equity minus preferred stock and total intangible assets divided by total assets minus total intangible assets

(8)	Asset quality ratios exclude covered loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed in Item 1A on page 18 of this Form 10-K. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•	legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those resulting from the Dodd-Frank Act;

•	restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;

•	changes in capital requirements resulting from the Basel II and III initiatives;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	any negative perception of the Company’s reputation or financial strength;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	the Company’s ability to comply with covenants under its securitization facility and credit facility;

•	unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings, which typically require over 13 months of operations before becoming profitable due to the impact of organizational and overhead expenses, startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	adverse effects on our operational systems resulting from failures, human error or tampering;

•	significant litigation involving the Company; and

•	the ability of the Company to receive dividends from its subsidiaries.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2010. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Form 10-K.
OPERATING SUMMARY
Wintrust’s key measures of profitability and balance sheet changes are shown in the following table (dollars in thousands, except per share data):

				% or	% or
	Years Ended			basis point	basis point
	December 31,			(bp)change	(bp)change
	2010	2009	2008	2009 to 2010	2008 to 2009

Net income	$63,329	$73,069	$20,488	(13)%	257%
Net income per common share — Diluted	$1.02	$2.18	$0.76	(53)%	187%
Core pre-tax earnings (1)	$196,544	$122,803	$94,410	60%	30%
Net revenue (2)	$607,996	$629,523	$344,245	(3)%	83%
Net interest income	$415,836	$311,876	$244,567	33%	28%
Net interest margin (1)	3.37%	3.01%	2.81%	36 bp	20 bp
Net overhead ratio (3)	1.40%	0.23%	1.60%	117 bp	(137)bp
Efficiency ratio (1)(4)	63.77%	54.44%	73.00%	933 bp	(1,856)bp
Return on average assets	0.47%	0.64%	0.21%	(17)bp	43 bp
Return on average common equity	3.01%	6.70%	2.44%	(369)bp	426 bp

At end of period:
Total assets	$13,980,156	$12,215,620	$10,658,326	14%	15%
Total loans,excluding covered loans	$9,599,886	$8,411,771	$7,621,069	14%	10%
Total loans, including loans held-for sale, excluding covered loans	$9,971,333	$8,687,486	$7,682,185	15%	13%
Total deposits	$10,803,673	$9,917,074	$8,376,750	9%	18%
Total shareholders’ equity	$1,436,549	$1,138,639	$1,066,572	26%	7%
Book value per common share (1)	$32.73	$35.27	$33.03	(7)%	7%
Tangible book value per common share (1)	$25.80	$23.22	$20.78	11%	12%
Market price per common share	$33.03	$30.79	$20.57	7%	50%

(1)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

(2)	Net revenue is net interest income plus non-interest income.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (excluding securities gains or losses). A lower ratio indicates more efficient revenue generation.
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
Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures the comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. These measures are computed excluding the impact of preferred stock and intangible assets. Core pre-tax earnings is a significant metric in assessing the Company’s core operating performance.

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the last 5 years.

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2010	2009	2008	2007	2006

Calculation of Net Interest Margin and Efficiency Ratio (A) Interest income (GAAP)	$593,107	527,614	514,723	611,557	557,945
Taxable-equivalent adjustment
- Loans	334	462	645	826	409
- Liquidity management assets	1,377	1,720	1,795	2,388	1,195
- Other earnings assets	17	38	47	13	17

Interest income - FTE	$594,835	529,834	517,210	614,784	559,566
(B) Interest Expense (GAAP)	177,271	215,738	270,156	350,007	309,059

Net interest income - FTE	$417,564	314,096	247,054	264,777	250,507

(C) Net interest income (GAAP) (A minus B)	$415,836	311,876	244,567	261,550	248,886

(D) Net interest margin (GAAP)	3.35%	2.99%	2.78%	3.07%	3.07%
Net interest margin - FTE	3.37%	3.01%	2.81%	3.11%	3.10%

(E) Efficiency ratio (GAAP)	63.95%	54.64%	73.52%	71.74%	67.28%
Efficiency ratio - FTE	63.77%	54.44%	73.00%	71.06%	66.96%

Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,436,549	1,138,639	1,066,572	739,555	773,346
Less: Preferred stock	(49,640)	(284,824)	(281,873)	—	—
Less: Intangible assets	(293,765)	(291,649)	(290,918)	(293,941)	(290,535)

(F) Total tangible common shareholders’ equity	$1,093,144	562,166	493,781	445,614	482,811

Total assets	$13,980,156	12,215,620	10,658,326	9,368,859	9,571,852
Less: Intangible assets	(293,765)	(291,649)	(290,918)	(293,941)	(290,535)

(G) Total tangible assets	$13,686,391	11,923,971	10,367,408	9,074,918	9,281,317

Tangible common equity ratio (F/G)	8.0%	4.7%	4.8%	4.9%	5.2%

Calculation of Core Pre-Tax Earnings
Income before taxes	$100,807	117,504	30,641	83,824	104,241
Add: Provision for credit losses	124,664	167,932	57,441	14,879	7,057
Add: OREO expenses, net	19,331	18,963	2,023	111	36
Add: Recourse obligation on loans previously sold	10,970	937	—	—	—
Less: Gain on bargain purchases	(44,231)	(156,013)	—	—	—
Less: Trading (gains) losses	(5,165)	(26,788)	134	(265)	(8,751)
Less: (Gains) losses on available-for-sale securities, net	(9,832)	268	4,171	(2,997)	(17)

Core pre-tax earnings	$196,544	122,803	94,410	95,552	102,566

Calculation of book value per common share
Total shareholders’ equity	$1,436,549	1,138,639	1,066,572	739,555	773,346
Less: Preferred stock	(49,640)	(284,824)	(281,873)	—	—

(H) Total common equity	$1,386,909	853,815	784,699	739,555	773,346

Actual common shares outstanding	34,864	24,207	23,757	23,430	25,458
Add: Tangible equity unit conversion shares	7,512	—	—	—	—

(I) Common shares for book value calculation	42,376	24,207	23,757	23,430	25,458

Book value per common share (H/I)	$32.73	35.27	33.03	31.56	30.38
Tangible book value per common share (F/I)	$25.80	23.22	20.78	19.02	18.97

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
The Current Economic Environment
Both the U.S. economy and the Company’s local markets faced challenging conditions in 2010. The credit crisis that began in 2008 continued, resulting in high unemployment and depressed home values throughout the Chicago metropolitan area and southeastern Wisconsin. The stress of the existing economic environment and the depressed real estate valuations in the Company’s markets continued to impact the Company’s business in 2010. In response to these conditions, Management continued to carefully monitor the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment. In particular:
•	The Company created a dedicated division in 2008, the Managed Assets Division, to focus on resolving problem asset situations. Comprised of experienced lenders, the Managed Assets Division takes control of managing the Company’s more significant problem assets and also conducts ongoing reviews and evaluations of all significant problem assets, including the formulation of action plans and updates on recent developments.

•	The Company’s 2010 provision for credit losses totaled $124.7 million, a decrease of $43.3 million when compared to 2009. Net charge-offs decreased to $109.7 million in 2010 (of which $78.4 million related to commercial and commercial real estate loans), compared to $137.4 million in 2009 (of which $122.9 million related to commercial and commercial real estate loans).

•	The Company increased its allowance for loan losses to $113.9 million at December 31, 2010, reflecting an increase of $15.6 million, or 16%, when compared to 2009. At December 31, 2010, approximately $62.5 million, or 55%, of the allowance for loan losses was associated with commercial real estate loans and another $31.8 million, or 28%, was associated with commercial loans.

•	Wintrust has significant exposure to commercial real estate. At December 31, 2010, $3.3 billion, or 34%, of our loan portfolio was commercial real estate, with more than 91% located in the Chicago metropolitan area and southeastern Wisconsin market areas. The commercial real estate loan portfolio was comprised of $487.8 million related to land, residential and commercial construction, $535.3 million related to office buildings loans, $510.5 million related to retail loans, $500.3 million related to industrial use loans, $291.0 million related to multi-family loans and $1.0 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of December 31, 2010, the Company had approximately $94.0 million of non-performing commercial real estate loans representing approximately 3% of the total commercial real estate loan portfolio. $49.4 million, or 53%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•	Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $142.1 million (of which $94.0 million, or 66%, was related to commercial real estate) at December 31, 2010, an increase of $10.3 million compared to December 31, 2009. Non-performing loans increased as a result of deteriorating real estate conditions and stress in the overall economy in 2010.

•	The Company’s other real estate owned, excluding covered other real estate owned, decreased by $9.0 million, to $71.2 million during 2010, from $80.2 million at December 31, 2009. These changes were largely caused by disposal and resolution of properties in 2010. Specifically, the $71.2 million of other real estate owned as of December 31, 2010 was comprised of $17.8 million of residential real estate development property, $47.7 million of commercial real estate property and $5.7 million of residential real estate property.

•	Following the acquisition of banks in FDIC-assisted transactions, the Company created a dedicated division called the Purchased Assets Division to manage the loan portfolios acquired in such transactions. These loan portfolios are covered by loss sharing agreements with the FDIC, and recovery under these agreements requires detailed reporting on at least a quarterly basis. Comprised of experienced lenders and finance staff, the Purchased Assets Division enables the Company to effectively and efficiently manage the special risk associated with these transactions.

During 2009, Management implemented a strategic effort to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. This strategic effort continued in 2010. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Management believed that the distressed macro-economic conditions would continue to exist in 2010 and that the banking industry’s increase in non-performing loans would eventually lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, during 2009 and continuing through 2010, the Company attempted to liquidate as many non-performing loans and assets as possible. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment. The Company continues to take advantage of the opportunities that many times result from distressed credit markets - specifically, a dislocation of assets, banks and people in the overall market.
The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $146.9 million as of December 31 2010, increasing $38.3 million compared to the balance of $108.6 million as of December 31, 2009. Management is very cognizant of the volatility in and the fragile nature of the national and local economic conditions and that some borrowers can experience severe difficulties and default suddenly even if they have never previously been delinquent in loan payments. Accordingly, Management believes that the current economic conditions will continue to apply stress to the quality of the Company’s loan portfolio. Accordingly, Management plans to continue to direct significant attention toward the prompt identification, management and resolution of problem loans.
Additionally in 2010, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2010, approximately $101.2 million in loans had terms modified, with $81.1 million of these modified loans in accruing status. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship.
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
A positive result of the economic environment was that our mortgage banking operation benefited from the low interest rate environment during 2009 and 2010 as demand for mortgage loans increased due to the fall in interest rates. The interest rate environment coupled with the acquisition of additional staff and infrastructure resulted in the higher levels of loan originations and loan sales in 2009. Though loan originations were lower in 2010 compared to 2009, the Company realized an increase in gains on sales of loans, which was driven by better pricing realized as a result of the Company utilizing mandatory execution of forward commitments with investors in 2010. The increase in gains on sales was partially offset by changes in the fair market value of mortgage servicing rights, valuation fluctuations of mortgage banking derivatives, fair value accounting for certain residential mortgage loans held for sale and an increase in loss indemnification claims by purchasers of the Company’s loans. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The Company recognized an additional $11.0 million of expense related to loss indemnification claims in 2010 for loans previously sold, an increase of $10.1 million compared to 2009 primarily as a result of increased repurchase demands from investors. The Company has established an $8.9 million estimated liability, as of December 31, 2010 on loans expected to be repurchased from loans sold to investors, which is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loan and current economic conditions.

In total, the Company increased its loan portfolio, excluding covered loans, from $8.4 billion at December 31, 2009 to $9.6 billion at December 31, 2010. This increase was primarily a result of the change in accounting method for the Company’s securitization transaction which is accounted for as a secured borrowing as of January 1, 2010, the Company’s commercial banking initiative, as well as growth in the premium finance receivables — life insurance portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition — Interest Earning Assets” and Note 4 (“Loans”) of the Consolidated Financial Statements.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2009 and 2010, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including exceptional sources provided or facilitated by the federal government for the benefit of U.S. financial institutions. Among such sources was the New York Fed’s TALF. In September 2009 the Company securitized a portion of its property and casualty premium finance loan portfolio of $600 million, which was facilitated by the premium finance loans being eligible collateral under the TALF. The New York Fed ceased making new loans under the TALF on June 30, 2010.
The Company also benefited from its maintenance of fifteen separate banking charters, which allow the Company to offer its MaxSafe® product. Through the MaxSafe® product, the Company offers its customers the ability to maintain a depository account at each of the Company’s banking charters and thus receive fifteen times the ordinary FDIC limit, with the Company attending to much of the administrative difficulties this would ordinarily require. While the FDIC insurance limit, formerly $100,000 per depositor at each banking charter, has been raised by the FDIC to $250,000 per depositor at each banking charter, the MaxSafe® product has allowed the Company to attract large amounts of high quality deposits as financial distress has affected a number of banking institutions. At December 31, 2010, the Company had over $1 billion in overnight liquid funds and interest-bearing deposits with banks.
Community Banking
As of December 31, 2010, our community banking franchise consisted of 15 community banks with 86 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of establishing de novo banks.
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
Funding mix and related costs. Our most significant source of funding is core deposits, which are comprised of non-interest bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is our principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Our profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in place recently and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.
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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market. This revenue is significantly impacted by the level of interest rates associated with home mortgages. In 2010, interest rates have been historically low and customer refinancings have been high, although not as high as in 2009. Additionally, in December 2008, we acquired certain assets and assumed certain liabilities of the mortgage banking business of PMP. As a result of the acquisition, we significantly increased the capacity of our mortgage-origination operations, primarily in the Chicago metropolitan market. The PMP transaction also changed the mix of our mortgage origination business in the Chicago market, resulting in a relatively greater portion of that business being retail, rather than wholesale, oriented. Costs in the mortgage business are variable as they primarily relate to commissions paid to originators.
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
In determining the timing of the formation of de novo banks, the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. We began to slow the rate of growth of new locations in 2007 due to tightening net interest margins on new business which, in the opinion of management, did not provide enough net interest spread to be able to garner a sufficient return on our invested capital. From the second quarter of 2008 to the first quarter of 2010, we did not establish a new banking location either through a de novo opening or through an acquisition, due to the financial system crisis and recessionary economy and our decision to utilize our capital to support our existing franchise rather than deploy our capital for expansion through new locations which tend to operate at a loss in the early months of operation. Thus, while expansion activity during the past three years has been at a level below earlier periods in our history, we have resumed the formation of additional branches and acquisitions of additional banks. On April 23, 2010, two of the Company’s wholly-owned subsidiary banks, Northbrook Bank and Wheaton Bank, in two FDIC-assisted transactions, respectively acquired certain assets and liabilities and the banking operations of Lincoln Park Savings Bank (“Lincoln Park”) and Wheatland Bank (“Wheatland”). On August 6, 2010, Northbrook Bank, in an FDIC-assisted transaction, acquired certain assets and liabilities and the banking operations of Ravenswood Bank (“Ravenswood”). Additionally, on October 22, 2010, Wheaton Bank acquired certain assets and liabilities of the banking operations of a branch located in Naperville, Illinois. This branch operates as Naperville Bank & Trust (“Naperville”).
In addition to the factors considered above, before we engage in expansion through de novo branches or banks we must first make a determination that the expansion fulfills our objective of enhancing shareholder value through potential future earnings growth and enhancement of the overall franchise value of the Company. Generally, we believe that, in normal market conditions, expansion through de novo growth is a better long-term investment than acquiring banks because the cost to bring a de novo location to profitability is generally substantially less than the premium paid for the acquisition of a healthy bank. Each opportunity to expand is unique from a cost and benefit perspective. FDIC-assisted acquisitions offer a unique opportunity for the Company to expand into new and existing markets in a non-traditional manner. Potential FDIC-assisted acquisitions are reviewed in a similar manner as a de novo branch or bank opportunities, however, with an immediate enhancement of shareholder value. Factors including the valuation of our stock, other economic market conditions, the size and scope of the particular expansion opportunity and competitive landscape all influence the decision to expand via de novo growth or through acquisition.
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

Financing of Commercial Insurance Premiums
FIFC originated approximately $3.2 billion in commercial insurance premium finance receivables in 2010. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company by the enhancement of various control procedures to mitigate the risks associated with this lending. The Company has conducted a thorough review of the premium finance — commercial portfolio and found no signs of similar situations.
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
Financing of Life Insurance Premiums
In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for an aggregate purchase price of $745.9 million.
FIFC originated approximately $456.5 million in life insurance premium finance receivables in 2010. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and/or legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. Similar to the commercial insurance premium finance receivables, the majority of life insurance premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.
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
Wealth Management Activities
We currently offer a full range of wealth management services including trust and investment services, asset management and securities brokerage services, through three separate subsidiaries including WHI, CTC and WCM. In October 2010, the Company changed the name of its trust and investment services subsidiary, Wayne Hummer Trust Company, N.A., to the Chicago Trust Company, N.A. Additionally, the Company’s asset management company, Wayne Hummer Asset Management Company, changed its name to Wintrust Capital Management, LLC.
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
Federal Government, Federal Reserve and FDIC Programs
During the last several years, the federal government, the New York Fed and the FDIC have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system. The Company has participated in three of such programs: the CPP, administered by the Treasury, the TALF, created by the New York Fed, and the TLGP, created by the FDIC. The Company also benefits from provisions of the Dodd-Frank Act which increase the deposit insurance limit on certain depository accounts at its bank subsidiaries. A summary of the Company’s participation in each of these programs follows.
Participation in Capital Purchase Program. In October 2008, the Treasury announced that it intended to use a portion of the initial funds allocated to it pursuant to the Emergency Economic Stabilization Act of 2008, to invest directly in financial institutions through the newly-created CPP. In December 2008, the Company entered into an agreement with the U.S. Department of the Treasury to participate in the CPP, pursuant to which the Company issued and sold 250,000 shares of its Series B Preferred Stock and a warrant (the “warrant”) to purchase 1,643,295 shares of its common stock to Treasury in exchange for aggregate consideration of $250 million (the “CPP investment”).
As a result of the CPP investment, our total risk based capital ratio as of December 31, 2008 increased from 10.3% to 13.1%. To be considered “well capitalized,” we must maintain a total risk-based capital ratio in excess of 10%. The terms of our agreement with Treasury imposed significant restrictions upon us, including increased scrutiny by Treasury, banking regulators and Congress, additional corporate governance requirements, restrictions upon our ability to repurchase stock and pay dividends and, as a result of increasingly stringent regulations issued by Treasury following the closing of the CPP investment, significant restrictions upon executive compensation. On December 22, 2010, the Company repurchased all the shares of Series B Preferred Stock from Treasury at a price of $251.3 million, which included accrued and unpaid dividends of $1.3 million.
For additional information on the terms of the preferred stock and the warrant, see Notes 24 and 29 of the Consolidated Financial Statements.
TALF-Eligible Issuance. In September 2009, the Company’s indirect subsidiary, FIFC Premium Funding I, LLC, sold $600 million in aggregate principal amount of its Series 2009-A Premium Finance Asset Backed Notes, Class A (the “Notes”), which were issued in a securitization transaction sponsored by FIFC. FIFC Premium Funding I, LLC’s obligations under the Notes are secured by premium finance receivables made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies. At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. Although, as a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in non-TALF-eligible transactions, the Company’s management views the TALF-eligible securitization as a mechanism to accelerate the Company’s growth plan, rather than one essential to the maintenance of the Company’s “well capitalized” status.
Increased FDIC Insurance for Non-Interest-Bearing Transaction Accounts. Each of our bank subsidiaries have also benefited from two federal programs which provide increased FDIC insurance coverage for certain deposit accounts. From December 2008 until the termination of the program in December 2010, our subsidiary banks participated in the FDIC’s Transaction Account Guarantee (“TAG”) program, which provided unlimited FDIC insurance coverage for the entire account balance in exchange for an additional insurance premium to be paid by the depository institution for certain accounts with balances in excess of the current FDIC insurance limit of $250,000. Although the TAG expired in 2010, the Dodd-Frank Act and implementing regulations issued by the FDIC presently provide unlimited Federal insurance of the net amount of certain non-interest-bearing transaction accounts at all insured depository institutions through December 31, 2012. After December 31, 2012, depositors will receive Federal insurance up to the standard maximum deposit insurance amount of $250,000, which increased amount was made permanent by the Dodd-Frank Act.

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
Certain provisions of the Dodd-Frank Act have near-term effect on the Company. In particular, effective one year from the date of enactment, the Dodd-Frank Act eliminates U.S. federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending upon market response, this change could have an adverse impact on our interest expense. In addition, the Dodd-Frank Act includes provisions that change the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible capital, eliminate the maximum size of the deposit insurance fund (the “DIF”), eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increase the minimum reserve ratio of the DIF from 1.15% to 1.35%. The FDIC adopted a final rule implementing these changes to the DIF on February 7, 2011. The FDIC has indicated that these changes will generally not require an increase in the level of assessments, and may result in decreased assessments, for depository institutions (such as each of our bank subsidiaries) with less than $10 billion in assets.
In addition, the Dodd-Frank Act gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as our bank subsidiaries, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve recently proposed capping such fees at seven to 12 cents, subject to adjustment for fraud prevention costs.
Additionally, the Dodd-Frank Act establishes the Bureau within the Federal Reserve, which will regulate consumer financial products and services. On July 21, 2011, many of the consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the Bureau. The Bureau will have broad rulemaking authority over a wide range of consumer protection laws that apply to banks and thrifts, including the authority to prohibit “unfair, deceptive or abusive practices” to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. In particular, the Bureau may enact sweeping reforms in the mortgage broker industry which may increase the costs of engaging in these activities for all market participants, including our subsidiaries. The Bureau will have broad supervisory, examination and enforcement authority. In addition, state attorneys general and other state officials will be authorized to enforce consumer protection rules issued by the Bureau.

The Dodd-Frank Act weakens federal preemption available for national banks and eliminates federal preemption for subsidiaries of national banks, which may subject the Company’s national banks and their subsidiaries, including WMC, to additional state regulation. With regard to mortgage lending, the Dodd-Frank Act imposes new requirements regarding the origination and servicing of residential mortgage loans. The law creates a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to assess and verify a borrower’s “ability to repay” a residential mortgage loan.
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
Recent Actions Related to Capital and Liquidity
In December 2010 and January 2011, the Basel Committee on Banking Supervision published reforms regarding changes to bank capital, leverage and liquidity requirements, commonly referred to as “Basel III.” If implemented without change by U.S. banking regulators, the provisions of Basel III may have significant impact on requirements including heightened requirements regarding Tier 1 common equity, and alterations to bank liquidity standards.
While the U.S. federal banking agencies have expressed support for the Basel III initiative, implementation of any final provisions of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. For example, it is unclear how U.S. banking regulators would define “well-capitalized” in any implementation of Basel III.
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

Credit Risk
The Company believes that its life insurance premium finance loans have a lower level of risk and delinquency than the Company’s commercial and residential real estate loans because of the nature of the collateral. The life insurance policy is the primary form of collateral. If cash surrender value is not sufficient, then letters of credit, marketable securities or certificates of deposit are used to provide additional security. Since the collateral is highly liquid and generally has a value in excess of the loan amount, any defaults or delinquencies are generally cured relatively quickly by the borrower or the collateral is generally liquidated in an expeditious manner to satisfy the loan obligation. Greater than 95% of loans are fully secured. However, less than 5% of the loans are partially unsecured and in those cases, a greater risk exists for default. No loans are originated on a fully unsecured basis.
Fair Market Valuation at Date of Purchase and Allowance for Loan Losses
ASC 805, “Business Combinations” (ASC 805), requires acquired loans to be recorded at fair market value. The application of ASC 805 requires incorporation of credit related factors directly into the fair value of the loans recorded at the acquisition date, thereby eliminating separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet. Accordingly, the Company established a credit discount for each loan as part of the determination of the fair market value of such loan in accordance with those accounting principles at the date of acquisition. Any adverse changes in the deemed collectible nature of a loan would subsequently be provided through a charge to the income statement through a provision for credit losses and a corresponding establishment of an allowance for loan losses. There was no allowance for loan losses associated with this portfolio of loans at December 31, 2010 compared to an allowance of $615,000 at December 31, 2009.
FDIC-Assisted Transactions — Acquisition of Lincoln Park Bank, Wheatland Bank and Ravenswood Bank
On August 6, 2010, Northbrook Bank acquired the banking operations of Ravenswood in an FDIC-assisted transaction. Northbrook Bank acquired assets with a fair value of approximately $174 million, and assumed liabilities with a fair value of approximately $123 million. Additionally, on April 23, 2010, the Company acquired the banking operations of two entities in FDIC-assisted transactions. Northbrook Bank acquired assets with a fair value of approximately $157 million and assumed liabilities with a fair value of approximately $192 million of Lincoln Park. Wheaton Bank acquired assets with a fair value of approximately $344 million and assumed liabilities with a fair value of approximately $416 million of Wheatland.
Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to this loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At each acquisition date, the Company estimated the fair value of the reimbursable losses to be approximately $44.0 million for the Ravenswood acquisition, and $113.8 million for the Lincoln Park and Wheatland acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification asset, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. These transactions resulted in a bargain purchase gains of $33.3 million, $6.8 million for Ravenswood, $22.3 million for Wheat-land, and $4.2 million for Lincoln Park, and is shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
The Company created a dedicated division in 2010, the Purchased Assets Division. Comprised of experienced lenders and finance staff, the Purchased Asset Division is responsible for managing the loan portfolios acquired in FDIC-assisted transactions in addition to managing the financial and regulatory reporting of these transactions. For operations acquired in FDIC-assisted transactions, detailed reporting needs to be submitted to the FDIC on at least a quarterly basis for any assets which are subject to the loss-sharing agreements mentioned above. Reporting on the status of covered assets may continue for five to ten years from the date of acquisition depending on the type of assets acquired.
Acquisition of a branch of the First National Bank of Brookfield
On October 22, 2010, the Company’s wholly-owned subsidiary bank, Wheaton Bank, acquired a branch of First National Bank of Brookfield that is located in Naperville, Illinois. Through this transaction, Wheaton Bank acquired approximately $23 million of deposits, approximately $11 million of performing loans, the property, bank facility and various other assets. This branch operates as Naperville Bank & Trust.

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
CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as new banks since December 1991. Wintrust is still a relatively young company that has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 86 offices at the end of 2010. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $3.7 billion in premium finance receivables in 2010. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks. These expansion activities have understandably suppressed faster, opportunistic earnings. However, as the Company matures and its existing banks become more profitable, the start-up costs associated with bank and branch openings and other new financial services ventures will not have as significant an impact on earnings as in prior periods.

Earnings Summary
Net income for the year ended December 31, 2010, totaled $63.3 million, or $1.02 per diluted common share, compared to $73.1 million, or $2.18 per diluted common share, in 2009, and $20.5 million, or $0.76 per diluted common share, in 2008. During 2010, net income decreased by $9.8 million while earnings per diluted common share decreased by $1.16. During 2009, net income increased by $52.6 million while earnings per diluted common share increased by $1.42. Financial results in 2010 decreased from 2009 as a result of fewer bargain purchase gains in 2010 partially offset by increases in interest income on loans as well as decreases in the provision for credit losses. Financial results in 2009 were driven by growth in earning assets, gains on bargain purchases of acquired life insurance premium finance loans, record mortgage banking revenues, partially offset by higher provision for credit losses, FDIC insurance premiums, and OREO expenses.
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
Tax-equivalent net interest income in 2010 totaled $417.6 million, up from $314.1 million in 2009 and $247.1 million in 2008, representing an increase of $103.5 million, or 33%, in 2010 and an increase of $67.0 million, or 27%, in 2009. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2010 and 2009. Average earning assets increased $2.0 billion, or 19%, in 2010 and $1.6 billion, or 19%, in 2009. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $1.1 billion, or 14%, in 2010 and $1.1 billion, or 15%, in 2009. Total average loans, excluding covered loans, as a percentage of total average earning assets were 76%, 80% and 82% in 2010, 2009 and 2008, respectively. The average yield on loans, excluding covered loans, was 5.67% in 2010, 5.59% in 2009 and 6.13% in 2008, reflecting an increase of 8 basis points in 2010 and a decrease of 54 basis points in 2009. The higher loan yield in 2010 compared to 2009 resulted primarily from higher accretion on the purchased life insurance portfolio as more prepayments occurred in 2010. The lower loan yield in 2009 compared to 2008 was a result of the low interest rate environment. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 1.32% in 2010, 2.03% in 2009 and 3.13% in 2008, representing a decrease of 71 basis points in 2010 and 110 basis points in 2009. The lower level of interest bearing deposits rate in 2010 was due to downward re-pricing of retail deposits during the year. The lower level of interest bearing deposits rate in 2009 was due to a record low interest rate environment throughout the year compared to 2008. In 2008, the Company also expanded its MaxSafe® suite of products (primarily certificates of deposit and money market accounts) which, due to the Company’s fifteen individual bank charters, offer a customer higher FDIC insurance than a customer can achieve at a single charter bank. These MaxSafe® products can typically be priced at lower rates than other certificates of deposit or money market accounts due to the convenience of obtaining the higher FDIC insurance coverage by visiting only one location.
Net interest margin, which reflects net interest income as a percent of average earning assets, increased to 3.37% in 2010 compared to 3.01% in 2009. The increase in net interest margin in 2010 compared to 2009 was primarily caused by lower costs for interest-bearing deposits (increased net interest margin by 58 basis points), an additional $24.4 million of accretion on the purchased life insurance portfolio as more prepayments occurred throughout 2010 (increased net interest margin by 23 points) and lower costs for wholesale funding (increased net interest margin by 10 basis points), offset by higher balances and lower yields on liquidity management assets, including the negative impact of selling certain collateralized mortgage obligations (reduced net interest margin by 33 basis points), lower yields on loans (reduced net interest margin by 17 basis points) and lower contribution from net free funds (reduced net interest margin by five basis points).
Net interest income and net interest margin were also affected by amortization of valuation adjustments to earning assets and interest-bearing liabilities of acquired businesses. Under the acquisition method of accounting, assets and liabilities of acquired businesses are required to be recognized at their estimated fair value at the date of acquisition. These valuation adjustments represent the difference between the estimated fair value and the carrying value of assets and liabilities acquired. These adjustments are amortized into interest income and interest expense based upon the estimated remaining lives of the assets and liabilities acquired, typically on an accelerated basis.

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs
The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2010, 2009 and 2008. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations (dollars in thousands):

	Years Ended December 31,
	2010			2009			2008
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$1,202,750	5,171	0.43%	$605,644	3,574	0.59%	$28,677	$341	1.19%
Securities	1,402,255	40,211	2.87	1,392,346	59,091	4.24	1,439,642	69,895	4.86
Federal funds sold and securities purchased under resale agreements	49,008	157	0.32	88,663	271	0.31	63,963	1,333	2.08

Total liquidity management assets (1)(6)	2,654,013	45,539	1.72	2,086,653	62,936	3.02	1,532,282	71,569	4.67

Other earning assets (1)(2)(6)	45,021	1,067	2.37	23,979	659	2.75	23,052	1,147	4.98
Loans, net of unearned income (1)(3)(6)	9,473,589	537,534	5.67	8,335,421	466,239	5.59	7,245,609	444,494	6.13
Covered loans	232,206	10,695	4.61	—	—	—	—	—	—

Total earning assets(6)	12,404,829	594,835	4.80	10,446,053	529,834	5.07	8,800,943	517,210	5.88

Allowance for loan losses	(111,503)			(82,029)			(57,656)
Cash and due from banks	137,547			108,471			117,923
Other assets	1,125,739			942,827			892,010

Total assets	$13,556,612			$11,415,322			$9,753,220

Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW accounts	$1,508,063	8,840	0.59%	$1,136,008	8,168	0.72%	$1,011,402	$13,101	1.30%
Wealth management deposits	734,837	2,263	0.31	907,013	6,301	0.69	622,842	14,583	2.34
Money market accounts	1,666,554	12,196	0.73	1,375,767	17,779	1.29	904,245	20,357	2.25
Savings accounts	619,024	3,655	0.59	457,139	4,385	0.96	319,128	3,164	0.99
Time deposits	4,881,472	96,825	1.98	4,543,154	134,626	2.96	4,156,600	168,232	4.05

Total interest bearing deposits	9,409,950	123,779	1.32	8,419,081	171,259	2.03	7,014,217	219,437	3.13

Federal Home Loan Bank advances	418,981	16,520	3.94	434,520	18,002	4.14	435,761	18,266	4.19
Notes payable and other borrowings	229,569	5,943	2.59	258,322	7,064	2.73	387,377	10,718	2.77
Secured borrowings — owed to securitization investors	600,000	12,365	2.06	—	—	—	—	—	—
Subordinated notes	56,370	995	1.74	66,205	1,627	2.42	74,589	3,486	4.60
Junior subordinated debentures	249,493	17,668	6.98	249,497	17,786	7.03	249,575	18,249	7.19

Total interest bearing liabilities	10,964,363	177,270	1.61	9,427,625	215,738	2.29	8,161,519	270,156	3.31

Non-interest bearing deposits	984,416			788,034			672,924
Other liabilities	255,698			117,871			139,340
Equity	1,352,135			1,081,792			779,437

Total liabilities and shareholders’ equity	$13,556,612			$11,415,322			$9,753,220

Interest rate spread(4)(6)			3.19%			2.78%			2.57%
Net free funds/contribution (5)	$1,440,466		0.18%	$1,018,428		0.23%	$639,424		0.24%
Net interest income/Net interest margin (6)		$417,565	3.37%		$314,096	3.01%		$247,054	2.81%

(1)	Interest income on tax-advantaged loans, trading account securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the twelve months ended December 31, 2010 and 2009 were $1.7 million and $2.2 million, respectively.

(2)	Other earning assets include brokerage customer receivables and trading account securities.

(3)	Loans, net of unearned income, include mortgages held-for-sale and non-accrual loans.

(4)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(5)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(6)	See “Supplemental Financial Measures/Ratios” for additional information on this performance measure/ratio.

Changes In Interest Income and Expense
The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated (in thousands):

	Years Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
Interest bearing deposits with banks	$(1,176)	2,773	1,597	$(256)	3,490	3,234
Securities	(19,188)	308	(18,880)	(8,441)	(2,363)	(10,804)
Federal funds sold and securities purchased under resale agreement	8	(122)	(114)	(1,434)	371	(1,063)

Total liquidity management assets	(20,356)	2,959	(17,397)	(10,131)	1,498	(8,633)

Other earning assets	(102)	510	408	(530)	42	(488)
Loans, net of unearned income	6,758	64,537	71,295	(40,751)	62,496	21,745
Covered loans	—	10,695	10,695	—	—	—

Total interest income	(13,700)	78,701	65,001	(51,412)	64,036	12,624

Interest expense:
Deposits — interest bearing:
NOW accounts	(1,822)	2,494	672	(6,366)	1,432	(4,934)
Wealth management deposits	(1,982)	(2,056)	(4,038)	(13,058)	4,776	(8,282)
Money market accounts	(8,806)	3,223	(5,583)	(10,659)	8,082	(2,577)
Savings accounts	(2,000)	1,270	(730)	(99)	1,320	1,221
Time deposits	(48,078)	10,277	(37,801)	(47,950)	14,344	(33,606)

Total interest expense — deposits	(62,688)	15,208	(47,480)	(78,132)	29,954	(48,178)

Federal Home Loan Bank advances	(851)	(631)	(1,482)	(173)	(91)	(264)
Notes payable and other borrowings	(398)	(723)	(1,121)	1,963	(5,617)	(3,654)
Secured borrowings — owed to
securitization investors	—	12,365	12,365	—	—	—
Subordinated notes	(413)	(219)	(632)	(1,496)	(364)	(1,860)
Junior subordinated debentures	(118)	—	(118)	(407)	(56)	(463)

Total interest expense	(64,468)	26,000	(38,468)	(78,245)	23,826	(54,419)

Net interest income	$50,768	52,701	103,469	$26,833	40,210	67,043

The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest in 2009 compared to 2008 due to one less day resulting from the 2008 leap year has been allocated entirely to the change due to volume.

Non-Interest Income
Non-interest income totaled $192.2 million in 2010, $317.6 million in 2009 and $99.7 million in 2008, reflecting a decrease of 40% in 2010 compared to 2009 and an increase of 219% in 2009 compared to 2008.
The following table presents non-interest income by category for 2010, 2009 and 2008 (in thousands):

	Years ended December 31,			2010 compared to 2009		2009 compared to 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change

Brokerage	$23,713	17,726	18,649	$5,987	34%	$(923)	(5)%
Trust and asset management	13,228	10,631	10,736	2,597	24	(105)	(1)

Total wealth management	36,941	28,357	29,385	8,584	30	(1,028)	(3)

Mortgage banking	61,378	68,527	21,258	(7,149)	(10)	47,269	222
Service charges on deposit accounts	13,433	13,037	10,296	396	3	2,741	27
Gain on sales of premium finance receivables	—	8,576	2,524	(8,576)	(100)	6,052	240
Gains (losses) on available - for-sale securities	9,832	(268)	(4,171)	10,100	NM	3,903	94
Fees from covered call options	2,235	1,998	29,024	237	12	(27,026)	(93)
Gain on bargain purchases	44,231	156,013	—	(111,782)	(72)	156,013	NM
Trading gains	5,165	26,788	(134)	(21,623)	(81)	26,922	NM
Other:
Bank Owned Life Insurance	2,404	2,044	1,622	360	18	422	26
Administrative services	2,749	1,975	2,941	774	39	(966)	(33)
Miscellaneous	13,792	10,600	6,933	3,192	30	3,667	53

Total other	18,945	14,619	11,496	4,326	30	3,123	27

Total non-interest income	$192,160	317,647	99,678	$(125,487)	(40)%	$217,969	219%

NM — Not Meaningful
Wealth management is comprised of the trust and asset management revenue of the CTC, the asset management fees, brokerage commissions, trading commissions and insurance product commissions at WHI and WCM.
Brokerage revenue is directly impacted by trading volumes. In 2010, brokerage revenue totaled $23.7 million, reflecting an increase of $6.0 million, or 34%, compared to 2009. The increase in brokerage revenue can be attributed to the improvement in equity markets resulting in increased customer trading activity. In 2009, brokerage revenue totaled $17.7 million reflecting a decrease of $923,000, or 5%, compared to 2008 as a result of overall uncertainties surrounding the equity markets in 2009.
Trust and asset management revenue totaled $13.2 million in 2010, an increase of $2.6 million, or 24%, compared to 2009. In 2009, trust and asset management fees totaled $10.6 million and decreased $105,000, or 1%, compared to 2008. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Increased asset valuations due to equity market improvements helped growth from trust and asset management activities in 2010. Starting in 2008 and continuing into 2009, decreased asset valuations due to equity market declines hindered the revenue growth from trust and asset management activities.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage banking revenue totaled $61.4 million in 2010, $68.5 million in 2009, and $21.3 million in 2008, reflecting a decrease of $7.1 million, or 10%, in 2010, and an increase of $47.3 million, or 222%, in 2009. Mortgages originated and sold totaled $3.7 billion in 2010 compared to $4.7 billion in 2009 and $1.6 billion in 2008. The decrease in mortgage banking revenue in 2010 compared to 2009 resulted primarily from an increase in loss indemnification claims, as described below, and lower origination volumes, partially offset by higher margins on sales of loans primarily driven by utilizing mandatory execution of forward commitments with investors in 2010. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The Company recognized an additional $11.0 million of recourse expense related to loss indemnification claims in 2010 for loans previously sold, an increase of $10.1 million over the $0.9 million of such expense recorded in 2009. This liability for loans expected to be repurchased is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans that have been sold, and current economic conditions.

A summary of mortgage banking activities is shown below:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Mortgage loans originated and sold	$3,746,127	4,666,506	1,553,929

Mortgage loans serviced for others	$942,224	738,372	527,450
Fair value of mortgage servicing rights (MSRs)	$8,762	6,745	3,990
MSRs as a percentage of loans serviced	0.93%	0.91	0.76

Gains on sales of loans and other fees	$75,303	71,495	23,622
Mortgage servicing rights fair value adjustments	(2,955)	(2,031)	(2,364)
Recourse obligation on loans previously sold	(10,970)	(937)	—

Total mortgage banking revenue	$61,378	68,527	21,258

Gain on sales of loans and other fees as a percentage of loans sold	2.01%	1.53	1.52

Service charges on deposit accounts totaled $13.4 million in 2010, $13.0 million in 2009 and $10.3 million in 2008, reflecting an increase of 3% in 2010 and 27% in 2009. The majority of deposit service charges relate to customary fees on overdrawn accounts and returned items. The level of service charges received is substantially below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
As a result of the new accounting requirements beginning January 1, 2010, loans transferred into the securitization facility are accounted for as a secured borrowing rather than a sale. Therefore, the Company no longer recognizes gains on sales of premium finance receivables for loans transferred into the securitization. Gain on sales of premium finance receivables of $8.6 million in 2009 is mainly attributable to the transfer of $1.2 billion of premium finance receivables — commercial to a revolving securitization during the year. The gain on sales of premium finance receivables of $2.5 million in 2008 relate to the sale of premium finance receivables to unrelated third parties.
The Company recognized $9.8 million of net gains on available-for-sale securities in 2010 compared to a net loss of $268,000 in 2009 and a net loss of $4.2 million in 2008. The net gains in 2010 primarily relate to the sale of certain collateralized mortgage obligations. Included in net gains (losses) on available-for-sale securities are non-cash other-than-temporary-impairment (“OTTI”) charges recognized in income. The Company did not have any OTTI charges in 2010. OTTI charges on certain corporate debt investment securities were $2.6 million in 2009 and $8.2 million in 2008.
Fees from covered call option transactions totaled $2.2 million in 2010, $2.0 million in 2009 and $29.0 million in 2008. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Historically, Management has effectively entered into these transactions with the goal of enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. In 2010 and 2009, Management chose to engage in minimal covered call option activity due to lower than acceptable security yields. In 2008, the interest rate environment was conducive to entering into a significantly higher level of covered call option transactions. There were no outstanding call option contracts at December 31, 2010, December 31, 2009 or December 31, 2008.
Gain on bargain purchases totaled $44.2 million in 2010, a decrease of $111.8 million from the $156.0 million of bargain purchase gains recognized in 2009. In 2010, the gains on bargain purchases primarily resulted from three FDIC-assisted bank acquisitions as well as the acquisition of the life insurance premium finance receivable portfolio. In 2010, third party consents were received and all remaining funds held in escrow for the purchase of the life insurance premium finance receivable portfolio were released, resulting in recognition of the remaining deferred bargain purchase gain. The gain on bargain purchase of $156.0 million recognized in 2009 resulted from the acquisition of the life insurance premium finance receivable portfolio. See Note 8 — Business Combinations for a discussion of the transaction and gain calculation.
The Company recognized $5.2 million of trading gains in 2010, $26.8 million in 2009 and a trading loss of $134,000 in 2008. The decrease in trading gains in 2010 compared to 2009 resulted primarily from realizing larger market value increases in 2009 on certain collateralized mortgage obligations which were sold in July 2010. The Company purchased these securities at a significant discount in the first quarter of 2009. These securities increased in value after their purchase due to market spreads tightening, increased mortgage prepayments due to the favorable mortgage rate environment and lower than projected default rates.
Bank owned life insurance (“BOLI”) generated non-interest income of $2.4 million in 2010, $2.0 million in 2009 and $1.6 million in 2008. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI since then as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $92.2 million at December 31, 2010 and $89.0 million at December 31, 2009, and is included in other assets.
Administrative services revenue generated by Tricom was $2.7 million in 2010, $2.0 million in 2009 and $2.9 million in 2008. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category.
Miscellaneous other non-interest income totaled $13.8 million in 2010, $10.6 million in 2009 and $6.9 million in 2008. Miscellaneous income includes loan servicing fees, service charges, swap fees and other fees. The increase in miscellaneous other income in recent years can be primarily attributed to increases in ATM fees and swap fees.
Non-Interest Expense
Non-interest expense totaled $382.5 million in 2010, and increased $38.4 million, or 11%, compared to 2009. In 2009, non-interest expense totaled $344.1 million, and increased $87.9 million, or 34%, compared to 2008.
The following table presents non-interest expense by category for 2010, 2009 and 2008 (in thousands):

	Years ended December 31,			2010 compared to 2009		2009 compared to 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change

Salaries and employee benefits:
Salaries	$120,210	108,847	95,172	$11,363	10%	$13,675	14%
Commissions and bonus	58,107	45,503	23,055	12,604	28	22,448	97
Benefits	37,449	32,528	26,860	4,921	15	5,668	21

Total salaries and employee benefits	215,766	186,878	145,087	28,888	15	41,791	29
Equipment	16,529	16,119	16,215	410	3	(96)	(1)
Occupancy, net	24,444	23,806	22,918	638	3	888	4
Data processing	15,355	12,982	11,573	2,373	18	1,409	12
Advertising and marketing	6,315	5,369	5,351	946	18	18	—
Professional fees	16,394	13,399	8,824	2,995	22	4,575	52
Amortization of other intangible assets	2,739	2,784	3,129	(45)	(2)	(345)	(11)
FDIC Insurance	18,028	21,199	5,600	(3,171)	(15)	15,599	279
OREO expenses, net	19,331	18,963	2,023	368	2	16,940	NM
Other:
Commissions - 3rd party brokers	4,003	3,095	3,769	908	29	(674)	(18)
Postage	4,813	4,833	4,120	(20)	—	713	17
Stationery and supplies	3,374	3,189	3,005	185	6	184	6
Miscellaneous	35,434	31,471	24,549	3,963	13	6,922	28

Total other	47,624	42,588	35,443	5,036	12	7,145	20

Total non-interest expense	$382,525	344,087	256,163	$38,438	11%	$87,924	34%

NM — Not Meaningful
Salaries and employee benefits is the largest component of non-interest expense, accounting for 56% of the total in 2010, 54% of the total in 2009 and 57% in 2008. For the year ended December 31, 2010, salaries and employee benefits totaled $215.8 million and increased $28.9 million, or 15%, compared to 2009. This increase can be attributed to a $12.6 million increase in commissions and bonus as variable pay based revenue increased (primarily wealth management revenue and mortgage banking revenue from gains on loans sold), an $11.4 million increase in salaries resulting from additional employees from the three FDIC-assisted transactions and larger staffing as the company grows, and a $4.9 million increase in employee benefits (primarily health plan related). For the year ended December 31, 2009, salaries and employee benefits totaled $186.9 million, and increased $41.8 million, or 29%, compared to 2008. Salaries and employee benefits increased in 2009 as compared to 2008 as a result of a $22.4 million increase in commissions and bonus, a $13.7 million increase in salaries and a $5.7 million increase in employee benefits. Specifically, WMC accounted for approximately $22.0 million of the increase in variable pay commissions and bonus and approximately $10.0 million of the increase in salaries, both primarily due to the increase in mortgage origination volumes and the impact of the PMP transaction.
Equipment expense, which includes furniture, equipment and computer software, depreciation and repairs and maintenance costs, totaled $16.5 million in 2010, $16.1 million in 2009 and $16.2 million in 2008, reflecting an increase of 3% in 2010 and a decrease of 1% in 2009.
Occupancy expense for the years 2010, 2009 and 2008 was $24.4 million, $23.8 million and $22.9 million, respectively, reflecting increases of 3% in 2010 and 4% in 2009. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. The increase in 2010 is primarily the result of rent expense on additional leased premises and depreciation on owned locations which were obtained in the three FDIC-asssisted acqusitions.
Data processing expenses totaled $15.4 million in 2010, $13.0 million in 2009 and $11.6 million in 2008, representing increases of 18% in 2010 and 12% in 2009. The increases are primarily due to the overall growth of loan and deposit accounts as well as additional expenses incurred for FDIC-assisted transactions in 2010.
Advertising and marketing expenses totaled $6.3 million for 2010, $5.4 million for 2009 and $5.4 million for 2008. Marketing costs are necessary to promote the Company’s commercial banking capabilities, the Company’s MaxSafe® suite of products, to announce new branch openings as well as the expansion of the wealth management business, to continue to promote community-based products and to attract loans and deposits. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. These fees totaled $16.4 million in 2010, $13.4 million in 2009 and $8.8 million in 2008. The increases for 2010 and 2009 are primarily related to increased legal costs related to non-performing assets and acquisition related activities.
Amortization of other intangibles assets relates to the amortization of core deposit premiums and customer list intangibles established in connection with certain business combinations. See Note 9 of the Consolidated Financial Statements for further information on these intangible assets.
FDIC insurance totaled $18.0 million in 2010, $21.2 million in 2009 and $5.6 million in 2008. The decrease in 2010 compared to 2009 is a result of an industry-wide special assessment imposed on financial institutions by the FDIC in the second quarter of 2009. Additionally, on December 30, 2009, FDIC insured institutions were required to prepay 13 quarters of estimated deposit insurance premiums. The Company recorded the prepaid deposit insurance premiums as an asset and is expensing them over the three year assessment period.
OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties. This expense was $19.3 million in 2010, $19.0 million in 2009, and $2.0 million in 2008. While relatively unchanged in 2010 compared to 2009, OREO expenses increased significantly in 2009 compared to 2008 due to the declining real estate market which resulted in a higher number of OREO properties as well as losses on sales of OREO properties.
Commissions paid to third party brokers primarily represent the commissions paid on revenue generated by WHI through its network of unaffiliated banks. The increase in this expense corresponds with the increase in brokerage revenue.
Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions and lending origination costs that are not deferred. This category increased $4.0 million, or 13%, in 2010 and increased $6.9 million, or 28%, in 2009. The increase in 2010 compared to 2009 is mainly attributable to the general growth in the Company’s business. The increase in 2009 compared to 2008 is primarily attributable to increased loan expenses related to mortgage banking activities, a higher level of problem loan expenses and general growth in the Company’s business.
Income Taxes
The Company recorded income tax expense of $37.5 million in 2010, $44.4 million in 2009 and $10.2 million in 2008. The effective tax rates were 37.2%, 37.8% and 33.1% in 2010, 2009 and 2008, respectively. The lower effective tax rate in 2008 compared to 2009 and 2010 is primarily a result of a lower level of pre-tax net income in 2008 relative to tax-advantaged earnings than in 2009 and 2010. Please refer to Note 18 to the Consolidated Financial Statements for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

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
The community banking segment’s net interest income for the year ended December 31, 2010 totaled $386.6 million as compared to $300.6 million for the same period in 2009, an increase of $86.0 million, or 29%. The increase in 2010 compared to 2009 was primarily attributable to the three FDIC-assisted bank acquisitions and the ability to gather interest-bearing deposits at more reasonable rates. The increase in net interest income in 2009 when compared to the total of $237.4 million in 2008 was $63.2 million, or 27%. The increase in 2009 compared to 2008 was primarily attributable to the acquisition of the life insurance premium finance portfolio and lower costs of interest-bearing deposits. Total loans, excluding covered loans, increased 5% in 2010, and 18% in 2009. Provision for credit losses decreased to $105.0 million in 2010 compared to $165.3 million in 2009 and $56.6 million in 2008. Provision for credit losses decreased in 2010 compared to 2009 because of improved credit quality ratios in 2010. The community banking segment’s non-interest income totaled $133.1 million in 2010, an increase of $40.5 million, or 44%, when compared to the 2009 total of $92.6 million. This increase was primarily attributable to bargain purchase gains from the three FDIC-assisted acquisitions. In 2009, non-interest income for the community banking segment increased $21.4 million, or 30% when compared to the 2008 total of $71.2 million. This increase was primarily attributable to an increase in mortgage banking revenue offset by lower levels of fees from covered call options. The community banking segment’s net income for the year ended December 31, 2010 totaled $71.4 million, an increase of $97.3 million, compared to a net loss of $25.9 million in 2009. Net loss for the year ended December 31, 2009 of $25.9 million was a $63.9 million decrease in net income as compared to net income in 2008 of $38.0 million.
The specialty finance segment’s net interest income totaled $89.9 million for the year ended December 31, 2010, an increase of $20.0 million, or 29%, over the $69.9 million in 2009. The decrease in net interest income in 2009 when compared to the total of $74.3 million in 2008 was $4.4 million, or 6%. The specialty finance segment’s non-interest income totaled $13.6 million for the year ended December 31, 2010 and decreased $148.5 million from the $162.1 million in 2009. The decrease in non-interest income in 2010 is primarily a result of the bargain purchase gain recognized in 2009 from the acquisition of the life insurance premium finance receivable portfolio and the gains recognized on the securitization of commercial premium finance receivables. See the “Overview and Strategy – Specialty Finance” section of this report and Note 8 of the Consolidated Financial Statements for a discussion of the bargain purchase. Net after-tax profit of the specialty finance segment totaled $45.6 million, $120.4 million and $34.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in net income in 2010 compared to 2009 is a result of the life insurance premium finance receivable bargain purchase gain in 2009 and, in the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, which increased the provision for credit losses by $15.7 million.
The wealth management segment reported net interest income of $12.3 million for 2010 and 2009 compared to $10.4 million for 2008. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of a portion of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. The allocated net interest income included in this segment’s profitability was $11.8 million ($7.3 million after tax) in 2010, $11.8 million ($7.3 million after tax) in 2009 and $9.4 million ($5.9 million after tax) in 2008. The increase in 2009 compared to 2008 is mainly due to the equity market improvements that have helped revenue growth from trust and asset management activities. During the fourth quarter of 2009, the contribution attributable to the wealth management deposits was redefined to measure the value as an alternative source of funding for each bank. In previous periods, the contribution from these deposits was measured as the full net interest income contribution. The redefined measure better reflects the value of these deposits to the Company.

Wealth management customer account balances on deposit at the banks averaged $617.4 million, $634.4 million and $624.4 million in 2010, 2009 and 2008, respectively. This segment recorded non-interest income of $45.4 million for 2010 as compared to $38.3 million for 2009 and $36.3 million for 2008. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. Wintrust is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. This segment reported net income of $6.9 million for 2010 compared to $5.6 million for 2009 and $5.3 million for 2008.
ANALYSIS OF FINANCIAL CONDITION
Total assets were $14.0 billion at December 31, 2010, representing an increase of $1.8 billion, or 14%, when compared to December 31, 2009. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $12.4 billion at December 31, 2010 and $10.9 billion at December 31, 2009. See Notes 3, 4, and 11 through 15 of the Consolidated Financial Statements for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Loans:
Commercial	$1,828,897	15%	$1,584,868	15%	$1,359,600	15%
Commercial real estate	3,332,850	27	3,405,136	33	3,220,924	37
Home equity	922,907	7	919,233	9	772,361	9
Residential real estate (1)	587,629	5	503,910	5	335,714	4
Premium finance receivables (2)	2,622,935	21	1,653,786	16	1,178,421	13
Indirect consumer loans	70,295	1	134,757	1	215,453	2
Other loans	108,076	1	133,731	1	163,136	2

Total loans, net of unearned income excluding covered loans (3)	9,473,589	77	8,335,421	80	7,245,609	82
Covered loans	232,206	2	—	—	—	—

Total loans, net of unearned income (3)	9,705,795	79	8,335,421	80	7,245,609	82
Liquidity management assets (4)	2,654,013	21	2,086,653	20	1,532,282	18
Other earning assets (5)	45,021	—	23,979	—	23,052	—

Total average earning assets	$12,404,829	100%	$10,446,053	100%	$8,800,943	100%

Total average assets	$13,556,612		$11,415,322		$9,753,220

Total average earning assets to total average assets		92%		92%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes premium finance receivables held-for-sale

(3)	Includes mortgage loans held-for-sale, premium finance receivables held-for-sale and non-accrual loans

(4)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(5)	Other earning assets include brokerage customer receivables and trading account securities
Average earning assets increased $2.0 billion, or 19%, in 2010 and $1.6 billion, or 19%, in 2009. Average earning assets comprised 92% of average total assets in 2010 and 2009, and 90% of average total assets in 2008.

Loans. Average total loans, net of unearned income, totaled $9.7 billion and increased $1.4 billion, or 16%, in 2010 and $1.1 billion, or 15%, in 2009. Average commercial loans totaled $1.8 billion in 2010, and increased $244.0 million, or 15%, over the average balance in 2009, while average commercial real estate loans totaled $3.3 billion in 2010, slightly decreasing $72.3 million, or 2%, since 2009. From 2008 to 2009, average commercial loans increased $225.3 million, or 17%, while average commercial real estate loans increased $184.2 million, or 6%. The growth realized in these categories for 2010 and 2009 is primarily attributable to increased business development efforts. Combined, these categories comprised 42% of the average loan portfolio in 2010 and 48% in 2009.
Home equity loans averaged $922.9 million in 2010, and increased $3.7 million, or 0.4%, when compared to the average balance in 2009. Home equity loans averaged $919.2 million in 2009, and increased $146.9 million, or 19%, when compared to the average balance in 2008. Unused commitments on home equity lines of credit totaled $829.9 million at December 31, 2010 and $854.2 million at December 31, 2009. The 19% increase in average home equity loans in 2009 was primarily a result of new loan originations and borrowers exhibiting a greater propensity to borrow on their existing lines of credit. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.
Residential real estate loans averaged $587.6 million in 2010, and increased $83.7 million, or 17%, from the average balance in 2009. In 2009, residential real estate loans averaged $503.9 million, and increased $168.2 million, or 50%, from the average balance of $335.7 million in 2008. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The majority of the increase in residential mortgage loans in the last two years is a result of higher mortgage loan originations. The increase in originations resulted from the interest rate environment and the positive impact of the PMP transaction, completed at the end of 2008.
Average premium finance receivables totaled $2.6 billion in 2010, and accounted for 21% of the Company’s average total loans. In 2010, average premium finance receivables increased $969.1 million, or 59%, from the average balance of $1.7 billion in 2009. In 2009, average premium finance receivables increased $475.4 million, or 40%, compared to 2008. The increase in the average balance of premium finance receivables in 2010 is a result of recording the securitization receivables on the statement of condition effective January 1, 2010 and significant originations within the portfolio during the period. The increase in the average balance of premium finance receivables in 2009 compared to 2008 is primarily a result of FIFC’s purchase of a portfolio of domestic life insurance premium finance loans in 2009 with a fair value of $910.9 million. Historically, the majority of premium finance receivables, commercial and life insurance, were purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. FIFC originations of commercial premium finance receivables that were not purchased by the banks were typically sold to unrelated third parties with servicing retained. During the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such commercial premium finance receivables in a securitization transaction sponsored by FIFC. Under the terms of the securitization, FIFC has the right, but not the obligation, to securitize additional receivables in the future and is responsible for the servicing, administration and collection of securitized receivables and related security in accordance with FIFC’s credit and collection policy. FIFC’s obligations under the securitization are subject to customary covenants, including the obligation to file and amend financing statements; the obligation to pay costs and expenses; the obligation to indemnify other parties for its breach or failure to perform; the obligation to defend the right, title and interest of the transferee of the conveyed receivables against third party claims; the obligation to repurchase the securitized receivables if certain representations fail to be true and correct and receivables are materially and adversely affected thereby; the obligation to maintain its corporate existence and licenses to operate; and the obligation to qualify the securitized notes under the securities laws. In the event of a default by FIFC under certain of these obligations, the ability to add loans to securitization facility could terminate.

Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans are financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company had established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, as a result of competitive pricing pressures, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. However, as a result of current favorable pricing opportunities coupled with reduced competition in the indirect consumer automobile lending business, the Company re-entered this business with originations through Hinsdale Bank in the fourth quarter of 2010. At December 31, 2010, the average maturity of indirect automobile loans is estimated to be approximately 27 months. During 2010, 2009 and 2008 average indirect consumer loans totaled $70.3 million, $134.8 million and $215.5 million, respectively.
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
Covered loans represent loans acquired in FDIC-assisted transactions in the second and third quarters of 2010. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 8 — Business Combinations for a discussion of these acquisitions.
Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding services and loan demand. Average liquidity management assets accounted for 21% of total average earning assets in 2010, 20% in 2009 and 18% in 2008. Average liquidity management assets increased $567.4 million in 2010 compared to 2009, and increased $554.4 million in 2009 compared to 2008. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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
Deposits. Total deposits at December 31, 2010, were $10.8 billion, increasing $886.6 million, or 9%, compared to the $9.9 billion at December 31, 2009. Average deposit balances in 2010 were $10.4 billion, reflecting an increase of $1.2 billion, or 13%, compared to the average balances in 2009. During 2009, average deposits increased $1.5 billion, or 20%, compared to the prior year.
The increase in year end and average deposits in 2010 over 2009 reflects the Company’s efforts to increase its deposit base. During 2010, a majority of the increase can be attributed to the Company’s acqusitions including approximately $400 million of deposits in the Wheatland acquisition, approximately $160 million of deposits in the Lincoln Park acquisition and approximately $120 million of deposits in the Ravenswood acquisition.
The following table presents the composition of average deposits by product category for each of the last three years (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Non-interest bearing deposits	$984,416	9%	$788,034	9%	$672,924	9%
NOW accounts	1,508,063	15	1,136,008	12	1,011,402	13
Wealth management deposits	734,837	7	907,013	10	622,842	8
Money market accounts	1,666,554	16	1,375,767	15	904,245	12
Savings accounts	619,024	6	457,139	5	319,128	4
Time certificates of deposit	4,881,472	47	4,543,154	49	4,156,600	54

Total deposits	$10,394,366	100%	$9,207,115	100%	$7,687,141	100%

Wealth management deposits are funds from the brokerage customers of WHI, the trust and asset management customers of CTC and brokerage customers from unaffiliated companies which have been placed into deposit accounts (primarily money market accounts) of the banks (“wealth management deposits” in table above). Average wealth management deposits decreased $172.2 million in 2010, of which $157.0 million was attributable to brokerage customers from unaffiliated companies. Consistent with reasonable interest rate risk parameters, the funds have generally been invested in loan production of the banks as well as other investments suitable for banks.

The following table presents average deposit balances for each Bank and the relative percentage of total consolidated average deposits held by each Bank during each of the past three years (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Lake Forest Bank	$1,411,511	14%	$1,146,196	12%	$1,046,069	14%
Hinsdale Bank	1,116,568	11	1,086,748	12	949,658	12
North Shore Bank	1,136,925	11	980,079	11	768,081	10
Libertyville Bank	904,783	9	882,366	10	781,708	10
Barrington Bank	886,261	8	776,009	8	694,471	9
Northbrook Bank	845,114	8	692,329	8	570,401	7
Village Bank	634,211	6	592,043	6	463,433	6
Town Bank	595,454	6	571,568	6	483,331	6
Wheaton Bank	593,409	6	353,845	4	268,174	4
State Bank of The Lakes	562,418	5	546,774	6	467,857	6
Crystal Lake Bank	555,920	5	536,091	6	469,022	6
Advantage Bank	370,890	4	353,938	4	286,722	4
Beverly Bank	297,878	3	246,474	3	169,732	2
Old Plank Trail Bank	257,336	2	248,121	3	166,675	2
St. Charles Bank	225,688	2	194,534	1	101,807	2

Total deposits	$10,394,366	100%	$9,207,115	100%	$7,687,141	100%

Percentage increase from prior year		13%		20%		5%

Other Funding Sources. Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities, as well as the retention of earnings, the Company uses several other funding sources to support its growth. These other sources include short-term borrowings, notes payable, FHLB advances, subordinated debt, secured borrowings and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.
The composition of average other funding sources in 2010, 2009 and 2008 is presented in the following table (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Average	Percent	Average	Percent	Average	Percent
	Balance	of Total	Balance	of Total	Balance	of Total

Notes payable	$1,000	—%	$1,000	—%	$50,799	4%
Federal Home Loan Bank advances	418,981	27	434,520	43	435,761	38
Subordinated notes	56,370	4	66,205	7	74,589	7
Secured borrowings — owed to securitization investors	600,000	39	—	—	—	—
Short-term borrowings	226,028	14	255,504	25	334,714	29
Junior subordinated debentures	249,493	16	249,497	25	249,575	22
Other	2,541	—	1,818	—	1,863	—

Total other funding sources	$1,554,413	100%	$1,008,544	100%	$1,147,301	100%

Notes payable balances represent the balances on a credit agreement with an unaffiliated bank. This $51 million credit facility is available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2010 and 2009, the Company had $1.0 million of notes payable outstanding. See Note 12 to the Consolidated Financial Statements for further discussion of the terms of this credit facility.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $423.5 million at December 31, 2010, and $431.0 million at December 31, 2009. See Note 13 to the Consolidated Financial Statements for further discussion of the terms of these advances.
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years with final maturity dates in 2012, 2013 and 2015. These notes qualify as Tier II regulatory capital. Subordinated notes totaled $50.0 million and $60.0 million at December 31, 2010 and 2009, respectively. See Note 14 to the Consolidated Financial Statements for further discussion of the terms of the notes.
Beginning in 2010, the Company accounted for its third quarter 2009 securitization transaction as a secured borrowing. Secured borrowings totaled $600.0 million at December 31, 2010 and $0 at December 31, 2009. See Note 6 to the Consolidated Financial Statements for further discussion.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $217.3 million and $245.6 million at December 31, 2010 and 2009, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 15 to the Consolidated Financial Statements for further discussion of these borrowings.
The Company has $249.5 million of junior subordinated debentures outstanding as of December 31, 2010 and 2009. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 16 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
Debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 is recorded within other borrowings. The total proceeds attributed to the debt component of the offering, net of issuance costs, was $43.3 million. See Note 24 to the Consolidated Financial Statements for further discussion of these units.
Shareholders’ Equity. Total shareholders’ equity was $1.4 billion at December 31, 2010, an increase of $297.9 million from the December 31, 2009 total of $1.1 billion. The increase in 2010 was primarily the result of $494.4 million from the issuance of common stock and tangible equity units in March and December of 2010, $42.1 million of earnings (net income of $63.3 million less preferred and common stock dividends of $21.2 million), offset by a reduction in preferred stock of $250.0 million.
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

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years (in thousands):

	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial	$2,049,326	21%	1,743,209	21	1,423,583	19	1,321,960	20	1,300,221	20
Commercial real estate	3,338,007	34	3,296,697	39	3,355,081	44	3,086,701	45	2,768,216	43
Home equity	914,412	9	930,482	11	896,438	12	678,298	10	666,471	10
Residential real estate	353,336	3	306,296	4	262,908	3	226,686	3	207,059	35
Premium finance receivables — commercial	1,265,500	13	730,144	9	1,243,858	16	1,069,781	16	1,165,846	18
Premium finance receivables — life insurance	1,521,886	15	1,197,893	14	102,728	2	8,404	—	—	—
Indirect consumer loans	51,147	1	98,134	1	175,955	2	241,393	4	249,534	4
Consumer and other	106,272	1	108,916	1	160,518	2	168,379	2	139,133	2

Total loans, net of unearned income, excluding covered loans	$9,599,886	97%	8,411,771	100	7,621,069	100	6,801,602	100	6,496,480	100
Covered loans	334,353	3	—	—	—	—	—	—	—	—

Total loans, net of unearned income	$9,934,239	100%	8,411,771	100	7,621,069	100	6,801,602	100	6,496,480	100

The tables below set forth information regarding the types, amounts and performance of our loans within the commercial and commercial real estate portfolios as of December 31, 2010 and 2009:

				>90 Days	Allowance
As of December 31, 2010		% of	Non-	Past Due and	for Loan Losses
(Dollars in thousands)	Balance	Total Loans	accrual	still accruing	Allocation

Commercial:
Commercial and industrial	$1,653,394	17.2%	$16,339	$478	$28,316
Franchise	119,488	1.2	—	—	1,153
Mortgage warehouse lines of credit	131,306	1.4	—	—	1,177
Community Advantage — homeowner associations	75,542	0.8	—	—	323
Aircraft	24,618	0.3	—	—	315
Other	44,978	0.5	43	—	493

Total Commercial	$2,049,326	21.4%	$16,382	$478	$31,777

Commercial Real Estate:
Residential construction	$95,947	1.0%	$10,010	$—	$2,597
Commercial construction	131,672	1.4	1,820	—	4,035
Land	260,189	2.7	37,602	—	14,261
Office	535,331	5.6	12,718	—	8,005
Industrial	500,301	5.2	3,480	—	5,213
Retail	510,527	5.3	3,265	—	5,985
Multi-family	290,954	3.0	4,794	—	5,479
Mixed use and other	1,013,086	10.6	20,274	—	17,043

Total Commercial Real Estate Loans	$3,338,007	34.8%	$93,963	$—	$62,618

Total Commercial and Commercial Real Estate	$5,387,333	56.2%	$110,345	$478	$94,395

Commercial Real Estate—collateral location by state:
Illinois	$2,695,581	80.8%
Wisconsin	356,696	10.7

Total primary markets	$3,052,277	91.5%

Florida	52,457	1.6
Arizona	42,100	1.3
Indiana	47,828	1.4
Other (no individual state greater than 0.5%)	143,345	4.2

Total	$3,338,007	100.0%

				>90 Days	Allowance
As of December 31, 2009		% of	Non-	Past Due and	for Loan Losses
(Dollars in thousands)	Balance	Total Loans	accrual	still accruing	Allocation

Commercial:
Commercial and industrial	$1,361,225	16.2%	$15,094	$561	$22,579
Franchise	133,953	1.6	—	—	2,118
Mortgage warehouse lines of credit	121,781	1.4	—	—	1,643
Community Advantage — homeowner associations	67,086	0.8	—	—	161
Aircraft	41,654	0.5	—	—	167
Other	17,510	0.2	1,415	—	1,344

Total Commercial	$1,743,209	20.7%	$16,509	$561	$28,012

Commercial Real Estate:
Residential construction	$174,423	2.1%	$14,065	$—	$5,065
Commercial construction	308,580	3.5	5,232	—	6,304
Land	326,720	3.9	41,297	—	12,228
Office	467,587	5.6	2,675	—	5,221
Industrial	444,891	5.3	3,753	—	5,612
Retail	452,760	5.4	431	—	4,959
Multi-family	241,710	2.9	288	—	1,565
Mixed use and other	880,026	10.5	12,898	—	9,998

Total Commercial Real Estate Loans	$3,296,697	39.2%	$80,639	$—	$50,952

Total Commercial and Commercial Real Estate	$5,039,906	59.9%	$97,148	$561	$78,964

Commercial Real Estate—collateral location by state:
Illinois	$2,641,291	80.1%
Wisconsin	366,862	11.1

Total primary markets	$3,008,153	91.2%

Florida	45,655	1.4
Arizona	46,257	1.4
Indiana	46,099	1.4
Other (no individual state greater than 0.9%)	150,533	4.6

Total	$3,296,697	100.0%

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 91.5% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in 2010, and we expected this trend to continue. As of December 31, 2010, our allowance for loan losses related to this portfolio is $62.6 million.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, allowance for loan losses in our commercial loan portfolio is $31.8 million as of December 31, 2010. The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. End lender re-payments are sent directly to the Company upon end-lenders’ acceptance of final loan documentation. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively sell a number of mortgages as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days.
Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business has expanded due to the high demand for mortgage re-financings given the historically low interest rate environment and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of this business has caused our mortgage warehouse lines to increase to $131.3 million as of December 31, 2010 from $121.8 million as of December 31, 2009. Our allowance for loan losses with respect to these loans is $1.2 million as of December 31, 2010. Since the inception of this business, the Company has not suffered any related loan losses on these loans.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2010, our residential loan portfolio totaled $353.3 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of December 31, 2010, $6.1 million of our residential real estate mortgages, or 1.7% of our residential real estate loan portfolio, were classified as nonaccrual, $10.1 million were 30 to 89 days past due (2.8%) and $337.2 million were current (95.5%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2010 and 2009 was $937.7 million and $738.4 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2010, approximately $46.6 million of our mortgages consist of interest-only loans. To date, we have not participated in any mortgage modification programs.
Premium finance receivables — commercial. FIFC originated approximately $3.2 billion in commercial insurance premium finance receivables during 2010. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company. See Note 6 of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of this securitization transaction. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statements of Condition.
Premium finance receivables — life insurance. In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million. See Note 8 of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of this business combination.

FIFC originated approximately $456.5 million in life insurance premium finance receivables in 2010. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the banks’ target markets, the Company established fixed-rate automobile loan financing at Hinsdale Bank funded indirectly through unaffiliated automobile dealers. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company, as a result of competitive pricing pressures, ceased the origination of indirect automobile loans through Hinsdale Bank. However, as a result of current favorable pricing opportunities coupled with reduced competition in the indirect consumer auto business, the Company re-entered this business in the fourth quarter of 2010 with originations through Hinsdale Bank. At December 31, 2010, the average actual maturity of indirect automobile loans is estimated to be approximately 27 months.
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
Foreign. The Company had no loans to businesses or governments of foreign countries at any time during 2010.
Maturities and Sensitivities of Loans to Changes In Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2010 by date at which the loans reprice (in thousands):

	One year	From one	Over
	or less	to five years	five years	Total

Commercial	$1,690,079	301,141	58,106	2,049,326
Commercial real estate	2,455,291	842,771	39,945	3,338,007
Total premium finance receivables, net of unearned income (1)	1,558,137	—	22,845	1,580,982

(1)	Includes the commercial portion of the premium finance receivables — life insurance portfolio.
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
In the first quarter of 2010, the Company modified its credit risk rating scale to the above 1 through 10 risk ratings. Prior to this, the Company employed a 1 through 9 credit risk rating scale. The main change is that the Company now has two separate credit risk ratings for substandard loans. They are Substandard — Accrual (credit risk rating 7) and Substandard — Nonaccrual (credit risk rating 8). Previously, there was only one risk rating for loans classified as substandard. This change allows the Company to better monitor the credit risk of the portfolio.
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer or the directors’ loan committee. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio at each of the Company’s subsidiary banks to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the OCC, the State of Illinois and the State of Wisconsin and our internal audit staff.

The Company’s Problem Loan Reporting system automatically includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions. An appraisal is ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared by the Managed Asset Division. A summary of this analysis is provided to the directors’ loan committee of the bank which originated the credit for approval of a charge-off, if necessary.
Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If we determine that a loan amount, or portion thereof, is uncollectible, the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Managed Asset Division undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.
If, based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a loan is considered impaired, and a specific impairment reserve analysis is performed and if necessary, a specific reserve is established. In determining the appropriate reserve for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-Performing Assets, excluding covered assets
The following table sets forth Wintrust’s non-performing assets, excluding covered assets, as of the dates shown:
(Dollars in thousands)

	2010	2009	2008	2007	2006

Loans past due greater than 90 days and still accruing:
Commercial	$478	561	65	806	908
Commercial real estate	—	—	14,588	13,877	7,010
Home equity	—	—	617	51	211
Residential real estate	—	412	—	—	97
Premium finance receivables – commercial	8,096	6,271	9,339	8,703	4,306
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer	318	461	679	517	297
Consumer and other	1	95	97	59	536

Total loans past due greater than 90 days and still accruing	8,893	7,800	25,385	24,013	13,365

Non-accrual loans:
Commercial	16,382	16,509	8,651	8,037	3,274
Commercial real estate	93,963	80,639	83,147	24,869	9,659
Home equity	7,425	8,883	828	1,325	619
Residential real estate	6,085	3,779	5,700	1,890	1,119
Premium finance receivables – commercial	8,587	11,878	11,454	10,725	8,112
Premium finance receivables – life insurance	354	704	—	—	—
Indirect consumer	191	995	913	560	376
Consumer and other	252	617	16	435	350

Total non-accrual	133,239	124,004	110,709	47,841	23,509

Total non-performing loans:
Commercial	16,860	17,070	8,716	8,843	4,182
Commercial real estate	93,963	80,639	97,735	38,746	16,669
Home equity	7,425	8,883	1,445	1,376	830
Residential real estate	6,085	4,191	5,700	1,890	1,216
Premium finance receivables – commercial	16,683	18,149	20,793	19,428	12,418
Premium finance receivables – life insurance	354	704	—	—	—
Indirect consumer	509	1,456	1,592	1,077	673
Consumer and other	253	712	113	494	886

Total non-performing loans	142,132	131,804	136,094	71,854	36,874
Other real estate owned	71,214	80,163	32,572	3,858	572

Total non-performing assets	213,346	211,967	168,666	75,712	37,446

Total non-performing loans by category as a percent of its own respective category’s year end balance:
Commercial	0.82%	0.98%	0.61%	0.67%	0.32%
Commercial real estate	2.81	2.45	2.91	1.26	0.60
Home equity	0.81	0.95	0.16	0.20	0.12
Residential real estate	1.72	1.37	2.17	0.83	0.59
Premium finance receivables – commercial	1.32	2.49	1.67	1.82	1.07
Premium finance receivables – life insurance	0.02	0.06	—	—	—
Indirect consumer	0.99	1.48	0.90	0.45	0.27
Consumer and other	0.24	0.65	0.07	0.29	0.64

Total non-performing loans	1.48%	1.57%	1.79%	1.06%	0.57%

Total non-performing assets, excluding covered assets, as a percentage of total assets	1.53%	1.74%	1.58%	0.81%	0.39%
Allowance for loan losses as a percentage of non-performing loans	80.14%	74.56%	51.26%	70.13%	124.90%

Non-performing Commercial and Commercial Real Estate
The commercial non-performing loan category totaled $16.9 million as of December 31, 2010 compared to $17.1 million as of December 31, 2009, while the commercial real estate loan category totaled $94.0 million as of December 31, 2010 compared to $80.6 million as of December 31, 2009.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $13.5 million as of December 31, 2010. The balance increased $436,000 from December 31, 2009. The December 31, 2010 non-performing balance is comprised of $6.1 million of residential real estate (22 individual credits) and $7.4 million of home equity loans (26 individual credits). On average, this is approximately three non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of December 31, 2010 and 2009, and the amount of net charge-offs for the years then ended.
(Dollars in thousands)

	December 31,
	2010	2009

Non-performing premium finance receivables — commercial	$16,683	$18,149
- as a percent of premium finance receivables — commercial outstanding	1.32%	2.49%

Net charge-offs of premium finance receivables — commercial	$22,224	$7,502
- as a percent of average premium finance receivables — commercial	1.74%	0.67%

Fluctuations in this category may occur due to timing and nature of account collections from insurance carriers. The Company’s underwriting standards, regardless of the condition of the economy, have remained consistent. We anticipate that net charge-offs and non-performing asset levels in the near term will continue to be at levels that are within acceptable operating ranges for this category of loans. Management is comfortable with administering the collections at this level of non-performing property and casualty premium finance receivables and believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both our net charge-offs and our provision for credit losses by $15.7 million. The remaining net charge-offs of premium finance receivables were $6.5 million for 2010, which is 0.51% of average premium finance receivables.
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $509,000 at December 31, 2010, compared to $1.5 million at December 31, 2009. The ratio of these non-performing loans to total indirect consumer loans was 0.99% at December 31, 2010 compared to 1.48% at December 31, 2009. Net charge-offs as a percent of total indirect consumer loans were 1.09% for the year ended December 31, 2010 compared to 1.24% in the same period in 2009. The indirect consumer loan portfolio has decreased 48% since December 31, 2009 to a balance of $51.1 million at December 31, 2010.
Loan Portfolio Aging
The following table shows, as of December 31, 2010, only 1.5% of the entire portfolio, excluding covered loans, is in a non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.5% either one or two payments past due. In total, 97% of the Company’s total loan portfolio, excluding covered loans, as of December 31, 2010 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2010 and 2009:
As of December 31, 2010
(Dollars in thousands)

		90+ days
	Non-	and still	60-89 days	30-59 days
	Accrual	accruing	past due	past due	Current	Total Loans

Loan Balances:
Commercial
Commercial and industrial	$16,339	478	4,577	12,774	1,619,226	1,653,394
Franchise	—	—	—	2,250	117,238	119,488
Mortgage warehouse lines of credit	—	—	—	—	131,306	131,306
Community Advantage – homeowners association	—	—	—	—	75,542	75,542
Aircraft	—	—	178	1,000	23,440	24,618
Other	43	—	—	—	44,935	44,978

Total commercial	16,382	478	4,755	16,024	2,011,687	2,049,326

Commercial real estate
Residential construction	10,010	—	96	1,801	84,040	95,947
Commercial construction	1,820	—	—	1,481	128,371	131,672
Land	37,602	—	6,815	11,915	203,857	260,189
Office	12,718	—	9,121	3,202	510,290	535,331
Industrial	3,480	—	686	2,276	493,859	500,301
Retail	3,265	—	4,088	3,839	499,335	510,527
Multi-family	4,794	—	1,573	3,062	281,525	290,954
Mixed use and other	20,274	—	8,481	15,059	969,272	1,013,086

Total commercial real estate	$93,963	—	30,860	42,635	3,170,549	3,338,007

Home equity loans	7,425	—	2,181	7,098	897,708	914,412
Residential real estate loans	6,085	—	1,836	8,224	337,191	353,336
Premium finance receivables
Commercial insurance loans	8,587	8,096	6,076	16,584	1,226,157	1,265,500
Life insurance loans	180	—	—	—	826,119	826,299
Purchased life insurance loans	174	—	—	—	695,413	695,587
Indirect consumer	191	318	301	918	49,419	51,147
Consumer and other	252	1	109	379	105,531	106,272

Total loans, net of unearned income, excluding covered loans	$133,239	8,893	46,118	91,862	9,319,774	9,599,886
Covered loans	—	117,161	7,352	22,744	187,096	334,353

Total loans, net of unearned income	$133,239	126,054	53,470	114,606	9,506,870	9,934,239

Aging as a % of Loan Balance:
Commercial
Commercial and industrial	1.0%	—%	0.3%	0.8%	97.9%	100.0%
Franchise	—	—	—	1.9	98.1	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	0.7	4.1	95.2	100.0
Other	0.1	—	—	—	99.9	100.0

Total commercial	0.8	—	0.2	0.8	98.2	100.0

Commercial real estate
Residential construction	10.4	—	0.1	1.9	87.6	100.0
Commercial construction	1.4	—	—	1.1	97.5	100.0
Land	14.5	—	2.6	4.6	78.3	100.0
Office	2.4	—	1.7	0.6	95.3	100.0
Industrial	0.7	—	0.1	0.5	98.7	100.0
Retail	0.6	—	0.8	0.8	97.8	100.0
Multi-family	1.6	—	0.5	1.1	96.8	100.0
Mixed use and other	2.0	—	0.8	1.5	95.7	100.0

Total commercial real estate	2.8	—	0.9	1.3	95.0	100.0

Home equity	0.8	—	0.2	0.8	98.2	100.0
Residential real estate	1.7	—	0.5	2.3	95.5	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.6	0.5	1.3	96.9	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans	—	—	—	—	100.0	100.0
Indirect consumer	0.4	0.6	0.6	1.8	96.6	100.0
Consumer and other	0.2	—	0.1	0.4	99.3	100.0

Total loans, net of unearned income, excluding covered loans	1.4%	0.1%	0.5%	1.0%	97.0%	100.0%
Covered loans	—	35.0	2.2	6.8	56.0	100.0

Total loans, net of unearned income	1.3%	1.3%	0.5%	1.2%	95.7%	100.0%

As of December 31, 2009
(Dollars in thousands)

		90+ days
	Non-	and still	60-89 days	30-59 days
	Accrual	accruing	past due	past due	Current	Total Loans

Loan Balances:
Commercial
Commercial and industrial	$15,094	561	5,526	2,990	1,337,054	1,361,225
Franchise	—	—	—	—	133,953	133,953
Mortgage warehouse lines of credit	—	—	—	—	121,781	121,781
Community Advantage – homeowners association	—	—	—	—	67,086	67,086
Aircraft	—	—	—	178	41,476	41,654
Other	1,415	—	1,220	—	14,875	17,510

Total commercial	16,509	561	6,746	3,168	1,716,225	1,743,209

Commercial real estate
Residential construction	14,065	—	1,877	6,332	152,149	174,423
Commercial construction	5,232	—	—	15,070	288,278	308,580
Land	41,297	—	8,548	2,468	274,407	326,720
Office	2,675	—	—	1,324	463,588	467,587
Industrial	3,753	—	—	1,141	439,997	444,891
Retail	431	—	2,978	1,050	448,301	452,760
Multi-family	288	—	627	9,372	231,423	241,710
Mixed use and other	12,898	—	4,517	4,464	858,147	880,026

Total commercial real estate	$80,639	—	18,547	41,221	3,156,290	3,296,697

Home equity loans	8,883	—	894	2,107	918,598	930,482
Residential real estate loans	3,779	412	406	3,043	298,656	306,296
Premium finance receivables
Commercial insurance loans	11,878	6,271	3,975	9,639	698,381	730,144
Life insurance loans	—	—	—	—	365,555	365,555
Purchased life insurance loans	704	—	5,385	1,854	824,395	832,338
Indirect consumer	995	461	614	2,143	93,921	98,134
Consumer and other	617	95	511	537	107,156	108,916

Total loans, net of unearned income, excluding covered loans	$124,004	7,800	37,078	63,712	8,179,177	8,411,771
Covered loans	—	—	—	—	—	—

Total loans, net of unearned income	$124,004	7,800	37,078	63,712	8,179,177	8,411,771

Aging as a % of Loan Balance:
Commercial
Commercial and industrial	1.1%	—%	0.4%	0.2%	98.3%	100.0%
Franchise	—	—	—	—	100.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	0.4	99.6	100.0
Other	8.1	—	7.0	—	84.9	100.0

Total commercial	0.9	—	0.4	0.2	98.5	100.0

Commercial real estate
Residential construction	8.1	—	1.1	3.6	87.2	100.0
Commercial construction	1.7	—	—	4.9	93.4	100.0
Land	12.6	—	2.6	0.8	84.0	100.0
Office	0.6	—	—	0.3	99.1	100.0
Industrial	0.8	—	—	0.3	98.9	100.0
Retail	0.1	—	0.7	0.2	99.0	100.0
Multi-family	0.1	—	0.3	3.9	95.7	100.0
Mixed use and other	1.5	—	0.5	0.5	97.5	100.0

Total commercial real estate	2.4	—	0.6	1.3	95.7	100.0

Home equity	1.0	—	0.1	0.2	98.7	100.0
Residential real estate	1.2	0.1	0.1	1.0	97.6	100.0
Premium finance receivables
Commercial insurance loans	1.6	0.9	0.5	1.3	95.7	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans	0.1	—	0.6	0.2	99.1	100.0
Indirect consumer	1.0	0.5	0.6	2.2	95.7	100.0
Consumer and other	0.6	0.1	0.5	0.5	98.3	100.0

Total loans, net of unearned income, excluding covered loans	1.5%	0.1%	0.4%	0.8%	97.2%	100.0%
Covered loans	—	—	—	—	—	—

Total loans, net of unearned income	1.5%	0.1%	0.4%	0.8%	97.2%	100.0%

As of December 31, 2010, only $46.1 million of all loans, excluding covered loans, or 0.5%, were 60 to 89 days past due and $91.9 million, or 1.0%, were 30 to 59 days (or one payment) past due. As of December 31, 2009, $37.1 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $63.7 million, or 0.8%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) increased $14.3 million since December 31, 2009.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2010 that are current with regard to the contractual terms of the loan agreement represent 98.2% of the total home equity portfolio. Residential real estate loans at December 31, 2010 that are current with regards to the contractual terms of the loan agreements comprise 95.5% of total residential real estate loans outstanding.
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
Non-performing Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, as of December 31, 2010 and shows the changes in the balance during 2010:
(Dollars in thousands)

December 31,
2010
Balance at beginning of period	$131,804
Additions, net	173,461
Return to performing status	(4,914)
Payments received	(30,513)
Transfer to OREO	(68,663)
Charge-offs	(55,220)
Net change for niche loans (1)	(3,823)

Balance at end of period	$142,132

(1)	Includes activity for premium finance receivables, mortgages held for investment by WMC and indirect consumer loans.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of the probable and reasonably estimable loan losses that our loan portfolio is expected to incur. The allowance for loan losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses.” This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the OCC, the State of Illinois and the State of Wisconsin.
The following table sets forth the allocation of the allowance for loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years (dollars in thousands):

	2010		2009		2008		2007		2006
		% of Loan		% of Loan		% of Loan		% of Loan		% of Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allowance for loan losses allocation:
Commercial	$31,777	21%	$28,012	21%	$17,495	19%	$16,185	20%	$15,224	20%
Commercial real estate	62,618	34	50,952	39	39,490	44	22,810	45	17,719	43
Home equity	6,213	9	9,013	11	3,067	12	2,057	10	1,985	10
Residential real estate	5,107	3	3,139	4	1,698	3	1,290	3	1,381	3
Consumer and other	1,343	1	1,977	1	1,661	2	1,475	2	1,889	2
Premium finance receivables – commercial	5,482	13	2,836	9	4,358	16	3,643	16	4,838	18
Premium finance receivables – life insurance	837	15	980	14	308	2	29	—	—	—
Indirect consumer loans	526	1	1,368	1	1,690	2	2,900	4	3,019	4
Covered loans	—	3	—	—	—	—	—	—	—	—

Total allowance for loan losses	$113,903	100%	$98,277	100%	$69,767	100%	$50,389	100%	$46,055	100%

Allowance category as a percent of total allowance:
Commercial	28%		29%		25%		32%		33%
Commercial real estate	55		52		57		45		39
Home equity	5		9		5		4		4
Residential real estate	4		3		2		3		3
Consumer and other	1		2		2		3		4
Premium finance receivables – commercial	5		3		6		7		10
Premium finance receivables – life insurance	1		1		1		—		—
Indirect consumer loans	1		1		2		6		7
Covered loans	—		—		—		—		—

Total allowance for loan losses	100%		100%		100%		100%		100%

Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$4,134		$3,554		$1,586		$493		$457

Total allowance for credit losses	$118,037		$101,831		$71,353		$50,882		$46,512

Management has determined that the allowance for loan losses was appropriate at December 31, 2010, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of nonperforming loans, the ratio of nonperforming loans to the allowance for credit losses and the overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses
The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.
(Dollars in thousands)

	2010	2009	2008	2007	2006

Allowance for loan losses at beginning of year	$98,277	69,767	50,389	46,055	40,283
Provision for credit losses	124,664	167,932	57,441	14,879	7,057
Allowance acquired in business combinations	—	—	—	362	3,852
Adjustment for change in accounting for loan securization	1,943	—	—	—	—
Reclassification from/(to) allowance for lending-related commitments	(1,301)	(2,037)	(1,093)	(36)	92

Charge-offs:
Commercial	18,592	35,022	10,066	4,806	3,154
Commercial real estate	61,873	89,114	20,403	4,152	1,380
Home equity	5,926	4,605	284	289	97
Residential real estate	1,143	1,067	1,631	147	81
Premium finance receivables – commercial	23,005	8,153	4,073	2,425	2,760
Premium finance receivables – life insurance	233	—	—	—	—
Indirect consumer	967	1,848	1,322	873	584
Consumer and other	1,141	644	618	845	421

Total charge-offs	112,880	140,453	38,397	13,537	8,477

Recoveries:
Commercial	1,140	450	299	803	1,273
Commercial real estate	914	792	197	929	1,026
Home equity	24	815	1	61	31
Residential real estate	12	—	—	6	2
Premium finance receivables – commercial	781	651	662	514	567
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer	198	179	173	172	191
Consumer and other	131	181	95	181	158

Total recoveries	3,200	3,068	1,427	2,666	3,248

Net charge-offs (excluding covered loans)	(109,680)	(137,385)	(36,970)	(10,871)	(5,229)
Covered loans	—	—	—	—	—

Net charge-offs	(109,680)	(137,385)	(36,970)	(10,871)	(5,229)

Allowance for loan losses at end of year	$113,903	98,277	69,767	50,389	46,055
Allowance for lending-related commitments at end of year	4,134	3,554	1,586	493	457
Allowance for credit losses at end of year	$118,037	101,831	71,353	50,882	46,512

Net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.95%	2.18%	0.72%	0.31%	0.16%
Commercial real estate	1.83	2.59	0.63	0.11	0.01
Home equity	0.64	0.41	0.04	0.04	0.01
Residential real estate	0.19	0.21	0.49	0.04	0.02
Premium finance receivables – commercial	1.74	0.67	0.29	0.15	0.22
Premium finance receivables – life insurance	0.02	—	—	—	—
Indirect consumer	1.09	1.24	0.53	0.28	0.17
Consumer and other	0.93	0.35	0.32	0.47	0.19

Total loans, net of unearned income, excluding covered loans	1.16%	1.65%	0.51%	0.16%	0.09%
Covered loans	—	—	—	—	—

Total loans, net of unearned income	1.13%	1.65%	0.51%	0.16%	0.09%

Net charge-offs as a percentage of the provision for credit losses	87.98%	81.81%	64.36%	73.07%	74.10%

Year-end total loans (excluding covered loans)	$9,599,886	8,411,771	7,621,069	6,801,602	6,496,480
Allowance for loan losses as a percentage of loans at end of year	1.19%	1.17%	0.92%	0.74%	0.71%
Allowance for credit losses as a percentage of loans at end of year	1.23%	1.21%	0.94%	0.75%	0.72%
Year-end total loans (including covered loans)	$9,934,239	8,411,771	7,621,069	6,801,602	6,496,480
Allowance for loan losses as a percentage of loans at end of year	1.15%	1.17%	0.92%	0.74%	0.71%
Allowance for credit losses as a percentage of loans at end of year	1.19%	1.21%	0.94%	0.75%	0.72%

The allowance for credit losses is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Additions to the allowance for loan losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses.
How We Determine the Allowance for Credit Losses
The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. As part of the Problem Loan Reporting system review, the Company analyzes the loan for purposes of calculating our specific impairment reserves and a general reserve.
Specific Impairment Reserves:
Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be reserved, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve.
General Reserves:
For loans with a credit risk rating of 1 through 7, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.
We determine this component of the allowance for loan losses by classifying each loan into (i) categories based on the type of collateral that secures the loan (if any), and (ii) categories based on the credit risk rating of the loan, as described above under “Past Due Loans and Non-Performing Assets.” Each combination of collateral and credit risk rating is then assigned a specific loss factor that incorporates the following factors:
•	historical loss experience;
•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•	changes in national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio;
•	changes in the nature and volume of the portfolio and in the terms of the loans;
•	changes in the experience, ability, and depth of lending management and other relevant staff;
•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
•	changes in the quality of the bank’s loan review system;
•	changes in the underlying collateral for collateral dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the bank’s existing portfolio.

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
The home equity loan portfolio is reviewed on a loan by loan basis by analyzing current FICO scores of the borrowers, line availability, recent line usage and the aging status of the loan. Certain of these factors, or combination of these factors, may cause a portion of the credit risk ratings of home equity loans across all banks to be downgraded. Similar to commercial and commercial real estate loans, once a home equity loan’s credit risk rating is downgraded to a 6 through 9, the Company’s Managed Asset Division reviews and advises the banks as to collateral valuations and as to the ultimate resolution of the credits that deteriorate to a non-accrual status to minimize losses.
Residential real estate loans that are downgraded to a credit risk rating of 6 through 9 also enter the Problem Loan Reporting system and have the underlying collateral evaluated by the Managed Assets Division.
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
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in Chicago metropolitan area, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of December 31, 2010, home equity loans and residential mortgages comprised 9% and 3%, respectively, of the Company’s total loan portfolio. At December 31, 2010 (excluding covered loans), approximately only 2.2% of all of the Company’s residential mortgage loans and approximately only 1.7% of all of the Company’s home equity loans are more than one payment past due. Although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
Methodology in Assessing Impairment and Charge-off Amounts
In determining the amount of impairment or charge-offs associated with collateral dependent loans, the Company values the loan generally by starting with a valuation obtained from an appraisal of the underlying collateral and then deducting estimated selling costs to arrive at a net appraised value. We obtain the appraisals of the underlying collateral from one of a pre-approved list of independent, third party appraisal firms.
In many cases, the Company simultaneously values the underlying collateral by marketing the property to market participants interested in purchasing properties of the same type. If the Company receives offers or indications of interest, we will analyze the price and review market conditions to assess whether in light of such information the appraised value overstates the likely price and that a lower price would be a better assessment of the market value of the property and would enable us to liquidate the collateral. Additionally, the Company takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or reserve associated with any impaired loans. Accordingly, the Company may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable in the circumstance and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, the Company may carry a loan at a value that is in excess of the appraised value if the Company has a guarantee from a borrower that the Company believes has realizable value. In evaluating the strength of any guarantee, the Company evaluates the financial wherewithal of the guarantor, the guarantor’s reputation, and the guarantor’s willingness and desire to work with the Company. The Company then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.

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
Having determined the net value based on the factors such as those noted above and compared that value to the book value of the loan, the Company may arrive at a charge-off amount or a specific reserve included in the allowance for loan losses. In summary, for collateral dependent loans, appraisals are used as the fair value starting point in the estimate of net value. Estimated costs to sell are deducted from the appraised value to arrive at the net appraised value. Although an external appraisal is the primary source of valuation utilized for charge-offs on collateral dependent loans, we may utilize values obtained through purchase and sale agreements, legitimate indications of interest, negotiated short sales, realtor price opinions, sale of the note or support from guarantors as the basis for charge-offs. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. In addition, if an appraisal is not deemed current, a discount to appraised value may be utilized. Any adjustments from appraised value to net value are detailed and justified in an impairment analysis, which is reviewed and approved by the Company’s Managed Assets Division.
Restructured Loans
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:
(Dollars in thousands)

	December 31,	December 31,
	2010	2009

Accruing:
Commercial	$14,163	10,946
Commercial real estate	65,419	20,573
Residential real estate	1,562	234

Total accrual	$81,144	31,753

Non-accrual: (1)
Commercial	$3,865	—
Commercial real estate	15,947	679
Residential real estate	234	—

Total non-accrual	$20,046	679

Total restructured loans:
Commercial	$18,028	10,946
Commercial real estate	81,366	21,252
Residential real estate	1,796	234

Total restructured loans	$101,190	32,432

(1)	Included in total non-performing loans.

At December 31, 2010, the Company had $101.2 million in loans with modified terms. The $101.2 million in modified loans represents 129 credit relationships in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with these borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the loan interest rate to a rate considered lower than market and other modification of terms including forgiveness of all or a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period.
Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for collateral impairment at December 31, 2010 and approximately $11.3 million of collateral impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.
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
Loan Concentrations
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2010, except for loans included in the specialty finance operating segment, which are diversified throughout the United States.
Other Real Estate Owned
The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of December 31, 2010 and shows the activity for the respective periods and the balance for each property type:
(Dollars in thousands)

	Year Ended
	December 31,	December 31,
	2010	2009

Balance at beginning of period	$80,163	32,572
Disposals/resolved	(63,562)	(56,000)
Transfers in at fair value, less costs to sell	63,615	112,015
Fair value adjustments	(9,002)	(8,424)

Balance at end of period	$71,214	80,163

	Period End
	December 31,	December 31,
	2010	2009

Balance by Property Type:
Residential real estate	$5,694	5,889
Residential real estate development	17,781	41,992
Commercial real estate	47,739	32,282

Balance at end of period	$71,214	80,163

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
The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2010, 2009 and 2008:

			Wintrust’s	Wintrust’s	Wintrust’s
		Well	Ratios at	Ratios at	Ratios at
	Minimum	Capitalized	Year-end	Year-end	Year-end
	Ratios	Ratios	2010	2009	2008

Tier 1 Leverage Ratio	4.0%	5.0%	10.1%	9.3%	10.6%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	12.5%	11.0%	11.6%
Total Capital to Risk-Weighted Assets	8.0%	10.0%	13.8%	12.4%	13.1%
Total average equity to total average assets	N/A	N/A	10.0%	9.5%	8.0%
Dividend payout ratio	N/A	N/A	17.6%	12.4%	47.4%

As reflected in the table, each of the Company’s capital ratios at December 31, 2010, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 20 of the Consolidated Financial Statements for further information on the capital positions of the banks.
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
In March 2010, the Company issued through a public offering a total of 6.67 million shares of its common stock at $33.25 per share. Net proceeds to the Company totaled $210.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Additionally, in December 2010, the Company sold 3.66 million shares of common stock at $30.00 per share and 4.6 million 7.50% tangible equity units (“TEU”) at a public offering price of $50.00 per unit. The Company received net proceeds of $104.8 million and $222.7 million from the common stock and TEU, respectively, after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit is a unit composed of a prepaid stock purchase contract and a junior subordinated amortizing note due December 15, 2013. For additional discussion of these offerings and the terms of the TEUs, see Note 24 — Shareholders’ Equity and Note 15 — Other Borrowings.

On December 22, 2010, the Company repurchased all 250,000 shares of its Series B Preferred Stock, which it issued to the Treasury in December 2008 under the TARP CPP. The Series B Preferred Stock and the accompanying warrant to purchase Wintrust common stock were the only securities sold by the Company to the federal government.
The Company’s Board of Directors approved the first semiannual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility entered into on October 30, 2009 (and amended on October 29, 2010), the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility. Prior to the repurchase of the Series B Preferred Stock, noted above, declarations of dividends were also limited by the terms of Series B Preferred Stock. In January and July 2010, Wintrust declared semi-annual cash dividends of $0.09 per common share, and in January and July 2009, Wintrust declared semi-annual cash dividends of $0.18 and $0.09 per common share, respectively. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.
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
At January 1, 2011, subject to minimum capital requirements at the banks, approximately $69.4 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.
Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2010, 2009 and 2008 the subsidiaries paid dividends to Win-trust totaling $11.5 million, $100.0 million and $73.2 million, respectively.
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
Core deposits are the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC. Core deposits are generally defined in the industry as total deposits less time deposits with balances greater than $100,000. Due to the affluent nature of many of the communities that the Company serves, management believes that many of its time deposits with balances in excess of $100,000 are also a stable source of funds. Standard deposit insurance coverage is $250,000 per depositor per insured bank, for each account ownership category. In addition, each of our subsidiary banks elected to participate in the Transaction Account Guarantee Program (TAGP), which provides unlimited FDIC insurance coverage for the entire account balance in exchange for an additional insurance premium to be paid by the depository institution for accounts with balances in excess of the permanent FDIC insurance limit of $250,000. This additional insurance coverage expired on December 31, 2010. Effective on that same date, the Dodd-Frank Act provided unlimited deposit insurance coverage for noninterest-bearing deposits through December 31, 2012. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other accounts at a bank.

While the Company obtains a portion of its total deposits through brokered deposits, the Company does so primarily as an asset-liability management tool to assist in the management of interest rate risk, and the Company does not consider brokered deposits to be a vital component of its current liquidity resources. For example, as of December 31, 2010, Wintrust had approximately $1.0 billion of cash, overnight funds and interest-bearing deposits with other banks (primarily the Federal Reserve) on its books, but only maintained $639.7 million of brokered deposits. Historically, brokered deposits have represented a small component of the Company’s total deposits outstanding, as set forth in the table below:
(Dollars in thousands)

	December 31,
	2010	2009	2008	2007	2006

Total Deposits	$10,803,673	9,917,074	8,376,750	7,471,441	7,869,240
Brokered Deposits (1)	639,687	927,722	800,042	505,069	591,579
Brokered Deposits as a percentage of Total Deposits (1)	5.9%	9.4%	9.6%	6.8%	7.5%

(1)	Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.
The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2010 and 2009, the banks had approximately $875.7 million and $865.2 million, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a more reliable, lower cost, short-term funding source than what is available through other wholesale alternatives.
As discussed in Note 6 of the Consolidated Financial Statements, in September 2009, the Company’s subsidiary, FIFC, sponsored a qualifying special-purpose entity (“QSPE”) that issued $600 million in aggregate principal amount of its Notes. The QSPE’s obligations under the Notes are secured by loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies. At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in a non-TALF-eligible transaction.
Other than as discussed in this section, the Company is not aware of any known trends, commitments, events, regulatory recommendations or uncertainties that would have any material adverse effect on the Company’s capital resources, operations or liquidity.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
Contractual Obligations. The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements:

		Payments Due In
	Note	One Year	1-3	3-5	Over
	Reference	or Less	Years	Years	5 Years	Total

	(dollars in thousands)
Deposits (1)	11	$8,999,553	1,446,484	353,692	3,944	10,803,673
Notes payable	12	—	—	1,000	—	1,000
FHLB advances (1) (2)	13	—	233,500	60,000	130,000	423,500
Subordinated notes	14	15,000	25,000	10,000	—	50,000
Other borrowings	15	90,513	770,107	—	—	860,620
Junior subordinated debentures	16	—	—	—	249,493	249,493
Operating leases	17	4,066	7,374	5,278	9,850	26,568
Purchase obligations (3)		16,509	3,509	121	139	20,278

Total		$9,125,641	2,485,974	430,091	393,426	12,435,132

(1)	Excludes basis adjustment for purchase accounting valuations.

(2)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(3)	Purchase obligations presented above primarily relate to certain contractual obligations for services related to the construction of facilities, data processing and the outsourcing of certain operational activities.
The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2010 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2010. Further information on these commitments is included in Note 21 of the Consolidated Financial Statements.

	One Year	1-3	3-5	Over
	or Less	Years	Years	5 Years	Total

	(dollars in thousands)
Commitment type:
Commercial, commercial real estate and construction	$1,278,570	480,440	128,032	40,372	1,927,414
Residential real estate	303,132	—	—	—	303,132
Revolving home equity lines of credit	829,919	—	—	—	829,919
Letters of credit	109,018	63,951	14,846	115	187,930
Commitments to sell mortgage loans	670,085	—	—	—	670,085

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2010 the liability for estimated losses on repurchase and indemnification was $8.9 million and was included in other liabilities on the balance sheet.

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 2010 and December 31, 2009, is as follows:

	+ 200	+ 100	- 100	- 200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
December 31, 2010	5.3%	2.4%	(2.9)%	(7.0)%
December 31, 2009	3.7%	1.5%	(2.4)%	(6.6)%

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
During 2010 and 2009, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2010 and 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries
We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Win-trust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.
/s/ Ernst and Young, LLP
Chicago, Illinois
March 1, 2011

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2010	2009

Assets
Cash and due from banks	$153,690	135,133
Federal funds sold and securities purchased under resale agreements	18,890	23,483
Interest bearing deposits with other banks ($36,620 restricted for securitization investors at December 31, 2010)	865,575	1,025,663
Available-for-sale securities, at fair value	1,496,302	1,255,066
Trading account securities	4,879	33,774
Brokerage customer receivables	24,549	20,871
Federal Home Loan Bank and Federal Reserve Bank stock	82,407	73,749
Mortgage loans held-for-sale, at fair value	356,662	265,786
Mortgage loans held-for-sale, at lower of cost or market	14,785	9,929
Loans, net of unearned income, excluding covered loans	9,599,886	8,411,771
Covered loans	334,353	—

Total loans	9,934,239	8,411,771
Less: Allowance for loan losses	113,903	98,277

Net loans ($646,268 restricted for securitization investors at December 31, 2010)	9,820,336	8,313,494

Premises and equipment, net	363,696	350,345
FDIC indemnification asset	118,182	—
Accrued interest receivable and other assets	366,438	416,678
Goodwill	281,190	278,025
Other intangible assets	12,575	13,624

Total assets	$13,980,156	12,215,620

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$1,201,194	864,306
Interest bearing	9,602,479	9,052,768

Total deposits	10,803,673	9,917,074

Notes payable	1,000	1,000
Federal Home Loan Bank advances	423,500	430,987
Other borrowings	260,620	247,437
Secured borrowings — owed to securitization investors	600,000	—
Subordinated notes	50,000	60,000
Junior subordinated debentures	249,493	249,493
Accrued interest payable and other liabilities	155,321	170,990

Total liabilities	12,543,607	11,076,981

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A — $1,000 liquidation value; 50,000 shares issued and outstanding at December 31, 2010 and 2009	49,640	49,379
Series B — $1,000 liquidation value; no shares and 250,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	235,445
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 34,864,068 and 27,079,308 shares issued at December 31, 2010 and 2009, respectively	34,864	27,079
Surplus	965,203	589,939
Treasury stock, at cost, no shares and 2,872,489 shares at December 31, 2010 and 2009, respectively	—	(122,733)
Retained earnings	392,354	366,152
Accumulated other comprehensive loss	(5,512)	(6,622)

Total shareholders’ equity	1,436,549	1,138,639

Total liabilities and shareholders’ equity	$13,980,156	12,215,620

See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Interest income
Interest and fees on loans	$547,896	465,777	443,849
Interest bearing deposits with banks	5,170	3,574	340
Federal funds sold and securities purchased under resale agreements	157	271	1,333
Securities	36,904	55,649	66,438
Trading account securities	394	106	102
Brokerage customer receivables	655	515	998
Federal Home Loan Bank and Federal Reserve Bank stock	1,931	1,722	1,663

Total interest income	593,107	527,614	514,723

Interest expense
Interest on deposits	123,779	171,259	219,437
Interest on Federal Home Loan Bank advances	16,520	18,002	18,266
Interest on notes payable and other borrowings	5,943	7,064	10,718
Interest on secured borrowings — owed to securitization investors	12,366	—	—
Interest on subordinated notes	995	1,627	3,486
Interest on junior subordinated debentures	17,668	17,786	18,249

Total interest expense	177,271	215,738	270,156

Net interest income	415,836	311,876	244,567
Provision for credit losses	124,664	167,932	57,441

Net interest income after provision for credit losses	291,172	143,944	187,126

Non-interest income
Wealth management	36,941	28,357	29,385
Mortgage banking	61,378	68,527	21,258
Service charges on deposit accounts	13,433	13,037	10,296
Gain on sales of commercial premium finance receivables	—	8,576	2,524
Gains (losses) on available-for-sale securities, net	9,832	(268)	(4,171)
Fees from covered call options	2,235	1,998	29,024
Gain on bargain purchases	44,231	156,013	—
Trading gains	5,165	26,788	(134)
Other	18,945	14,619	11,496

Total non-interest income	192,160	317,647	99,678

Non-interest expense
Salaries and employee benefits	215,766	186,878	145,087
Equipment	16,529	16,119	16,215
Occupancy, net	24,444	23,806	22,918
Data processing	15,355	12,982	11,573
Advertising and marketing	6,315	5,369	5,351
Professional fees	16,394	13,399	8,824
Amortization of other intangible assets	2,739	2,784	3,129
FDIC Insurance	18,028	21,199	5,600
OREO expenses, net	19,331	18,963	2,023
Other	47,624	42,588	35,443

Total non-interest expense	382,525	344,087	256,163

Income before taxes	100,807	117,504	30,641
Income tax expense	37,478	44,435	10,153

Net income	$63,329	73,069	20,488

Preferred stock dividends and discount accretion	19,643	19,556	2,076
Non-cash deemed preferred stock dividend	11,361	—	—

Net income applicable to common shares	$32,325	53,513	18,412

Net income per common share — Basic	$1.08	2.23	0.78

Net income per common share — Diluted	$1.02	2.18	0.76

Cash dividends declared per common share	$0.18	0.27	0.36

Weighted average common shares outstanding	30,057	24,010	23,624
Dilutive potential common shares	1,513	2,335	507

Average common shares and dilutive common shares	31,570	26,345	24,131

See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

						Accumulated
						other	Total
	Preferred	Common		Treasury	Retained	comprehensive	shareholders’
	stock	stock	Surplus	stock	earnings	income (loss)	equity

Balance at December 31, 2007	$—	26,281	539,586	(122,196)	309,556	(13,672)	739,555
Comprehensive income:
Net income	—	—	—	—	20,488	—	20,488
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	10,429	10,429
Unrealized losses on derivative instruments	—	—	—	—	—	(7,059)	(7,059)

Comprehensive Income							23,858
Cash dividends declared on common stock	—	—	—	—	(8,487)	—	(8,487)
Dividends on preferred stock	115	—	—	—	(2,076)	—	(1,961)
Stock-based compensation	—	—	9,936	—	—	—	9,936
Cumulative effect of change in accounting for split-dollar life insurance	—	—	—	—	(688)	—	(688)
Issuance of preferred stock, net of issuance costs	281,758	—	17,500	—	—	—	299,258
Common stock issued for:
Exercise of stock options and warrants	—	142	3,136	—	—	—	3,278
Restricted stock awards	—	112	(835)	(94)	—	—	(817)
Employee stock purchase plan	—	46	1,434	—	—	—	1,480
Director compensation plan	—	30	1,130	—	—	—	1,160

Balance at December 31, 2008	$281,873	26,611	571,887	(122,290)	318,793	(10,302)	1,066,572
Comprehensive income:
Net income	—	—	—	—	73,069	—	73,069
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	877	877
Unrealized gains on derivative instruments	—	—	—	—	—	3,112	3,112

Comprehensive Income							77,058
Cash dividends declared on common stock	—	—	—	—	(6,463)	—	(6,463)
Dividends on preferred stock	—	—	—	—	(16,605)	—	(16,605)
Accretion on preferred stock	2,951	—	—	—	(2,951)	—	—
Stock-based compensation	—	—	6,853	—	—	—	6,853
Cumulative effect of change in accounting for other-than-temporary impairment	—	—	—	—	309	(309)	—
Common stock issued for:
Exercise of stock options and warrants	—	213	3,144	—	—	—	3,357
Restricted stock awards	—	84	(835)	(443)	—	—	(1,194)
Employee stock purchase plan	—	119	2,376	—	—	—	2,495
Director compensation plan	—	52	6,514	—	—	—	6,566

Balance at December 31, 2009	$284,824	27,079	589,939	(122,733)	366,152	(6,622)	1,138,639
Comprehensive income:
Net income	—	—	—	—	63,329	—	63,329
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(64)	(64)
Unrealized gains on derivative instruments	—	—	—	—	—	1,330	1,330

Comprehensive Income							64,595
Cash dividends declared on common stock	—	—	—	—	(4,991)	—	(4,991)
Dividends on preferred stock	—	—	—	—	(16,188)	—	(16,188)
Accretion on preferred stock	3,455	—	—	—	(3,455)	—	—
Redemption of Series B preferred stock	(250,000)	—	—	—	—	—	(250,000)
Non-cash deemed preferred stock dividend	11,361	—	—	—	(11,361)	—	—
Stock-based compensation	—	—	4,640	—	—	—	4,640
Cumulative effect of change in accounting for loan securitization	—	—	—	—	(1,132)	(156)	(1,288)
Issuance of prepaid common stock purchase contracts	—	—	179,316	—	—	—	179,316
Common stock issued for:
New issuance, net of costs	—	7,473	184,684	122,951	—	—	315,108
Exercise of stock options and warrants	—	159	3,136	—	—	—	3,295
Restricted stock awards	—	64	(87)	(218)	—	—	(241)
Employee stock purchase plan	—	41	1,354	—	—	—	1,395
Director compensation plan	—	48	2,221	—	—	—	2,269

Balance at December 31, 2010	$49,640	34,864	965,203	—	392,354	(5,512)	1,436,549

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Operating Activities:
Net income	$63,329	73,069	20,488
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	124,664	167,932	57,441
Depreciation and amortization	18,165	20,508	20,566
Deferred income tax expense (benefit)	(15,972)	51,279	(11,790)
Stock-based compensation	4,640	6,853	9,936
Tax benefit from stock-based compensation arrangements	881	81	355
Excess tax benefits from stock-based compensation arrangements	(1,354)	(981)	(693)
Net amortization (accretion) of premium on securities	8,910	1,729	(2,453)
Mortgage servicing rights fair value change and amortization, net	2,977	2,031	2,365
Originations and purchases of mortgage loans held-for-sale	(3,746,127)	(4,666,506)	(1,553,929)
Proceeds from sales of mortgage loans held-for-sale	3,723,773	4,503,982	1,615,773
Originations of premium finance receivables held-for-sale	—	(1,146,342)	—
Proceeds from sales and securitizations of premium finance receivables held-for-sale	—	462,580	—
Bank owned life insurance, net of claims	(2,404)	(2,044)	(1,622)
Gain on sales of premium finance receivables	—	(8,576)	(2,524)
Decrease (increase) in trading securities, net	28,895	(29,375)	(2,828)
Net (increase) decrease in brokerage customer receivables	(3,678)	(2,970)	6,305
Gain on mortgage loans sold	(73,378)	(52,075)	(13,408)
(Gains) losses on available-for-sale securities, net	(9,832)	268	4,171
Gain on bargain purchases	(44,231)	(156,013)	—
Loss on sales of premises and equipment, net	17	362	91
(Increase) decrease in accrued interest receivable and other assets, net	141,518	(64,393)	(1,275)
(Decrease) increase in accrued interest payable and other liabilities, net	(15,349)	(2,427)	4,322

Net Cash Provided by (Used for) Operating Activities	205,444	(841,028)	151,291

Investing Activities:
Proceeds from maturities of available-for-sale securities	1,032,581	1,423,164	882,765
Proceeds from sales of available-for-sale securities	710,290	1,273,634	808,558
Purchases of available-for-sale securities	(2,016,636)	(2,457,086)	(1,851,545)
Proceeds from sales and securitizations of premium finance receivables	—	600,000	217,834
Net cash received (paid) for acquisitions	62,189	(745,916)	—
Net decrease (increase) in interest bearing deposits with banks	366,099	(902,654)	(112,599)
Net increase in loans	(706,285)	(38,775)	(1,121,116)
Purchases of premises and equipment, net	(30,510)	(18,275)	(28,632)

Net Cash Used for Investing Activities	(582,272)	(865,908)	(1,204,735)

Financing Activities:
Increase in deposit accounts	197,614	1,540,308	905,256
Increase (decrease) in other borrowings, net	13,173	(89,327)	82,330
Decrease in notes payable, net	—	—	(59,700)
(Decrease) increase in Federal Home Loan Bank advances, net	(36,735)	(5,000)	20,802
Net proceeds from issuance of preferred stock	—	—	299,258
Repayment of subordinated notes	(10,000)	(10,000)	(5,000)
Excess tax benefits from stock-based compensation arrangements	1,354	981	693
Redemption of Series B preferred stock	(250,000)	—	—
Issuance of prepaid common stock purchase contracts	179,316	—	—
Issuance of common stock, net of issuance costs	315,108	—	—
Issuance of common stock resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,956	4,912	3,680
Common stock repurchases	(218)	(443)	(94)
Dividends paid	(22,776)	(21,783)	(9,031)

Net Cash Provided by Financing Activities	390,792	1,419,648	1,238,194

Net Increase (Decrease) in Cash and Cash Equivalents	13,964	(287,288)	184,750
Cash and Cash Equivalents at Beginning of Year	158,616	445,904	261,154

Cash and Cash Equivalents at End of Year	$172,580	158,616	445,904

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$177,422	218,602	274,701
Income taxes, net	34,730	8,646	20,843
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	673,277	911,023	—
Value ascribed to goodwill and other intangible assets	1,590	1,800	—
Fair value of liabilities assumed	730,522	—	—
Non-cash activities
Transfer to other real estate owned from loans	68,663	112,015	34,778

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
Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted-average number of common shares outstanding is increased by the assumed conversion of outstanding convertible preferred stock and tangible equity unit shares from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options, the issuance of restricted shares and stock warrants using the treasury stock method. The adjustments to the weighted-average common shares outstanding are only made when such adjustments will dilute earnings per common share.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). The Company recognizes the full fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
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
Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment writedown is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest income when earned. Realized gains and losses on sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in non-interest income.
Federal Home Loan Bank and Federal Reserve Bank Stock
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
ASC 825, “Financial Instruments” provides entities with an option to report selected financial assets and liabilities at fair value and was effective January 1, 2008. The Company elected to measure, at fair value, new mortgage loans originated by WMC on or after January 1, 2008. The fair value of the loans is determined by reference to investor prices for loan products with similar characteristics. Changes in fair value are recognized in mortgage banking revenue.
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
Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Loans are generally reported at the principal amount outstanding, net of unearned income. Interest income is recognized when earned. Loan origination fees and certain direct origination costs are deferred and amortized over the expected life of the loan as an adjustment to the yield using methods that approximate the effective interest method. Finance charges on premium finance receivables are earned over the term of the loan based on actual funds outstanding, using a method which approximates the effective yield method.
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
The Company maintains its allowance for loan losses at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan identification system (“Problem Loan Report”) loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (an impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve. For loans with a credit risk rating of 7 or better, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
Under accounting guidance applicable to loans acquired with evidence of credit quality deterioration since origination, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining estimated life of the loans, using the effective-interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows, including the impact of prepayments, will result in reclassifications to/from nonaccretable differences.
In estimating expected losses, the Company evaluates loans for impairment in accordance ASC 310, “Receivables.” A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due pursuant to the contractual terms of the loan. Impaired loans include non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral less costs to sell. If the estimated fair value of the loan is less than the recorded book value, a valuation allowance is established as a component of the allowance for loan losses.
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
Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) are recorded in the Statement of Condition at fair value in accordance with ASC 860, “Transfers and Servicing.” The Company originates mortgage loans for sale to the secondary market, the majority of which are sold without retaining servicing rights. There are certain loans, however, that are originated and sold with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the consolidated statements of condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non-interest income in the consolidated statements of income. For purposes of measuring fair value, a third party valuation is obtained. This valuation stratifies the servicing rights into pools based on homogenous characteristics, such as product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

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
FDIC Indemnification Asset
In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded separately on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the loss share assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the loss share assets. The corresponding accretion is recorded as a component of non-interest income on the Consolidated Statements of Income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.
Other Real Estate Owned
Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest income or expense, as appropriate. At December 31, 2010 and 2009, other real estate owned totaled $71.2 million and $80.2 million, respectively.
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
Bank-Owned Life Insurance
The Company owns bank-owned life insurance (“BOLI”) on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2010 and 2009, BOLI totaled $92.2 million and $89.0 million, respectively.
Additionally, in accordance with applicable accounting standards, the Company recognizes a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Upon adoption of a new accounting standard on January 1, 2008 the Company established an initial liability for postretirement split-dollar insurance benefits by recognizing a cumulative-effect adjustment to retained earnings of $688,000.
Derivative Instruments
The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the future cash flows or the value of certain assets and liabilities. The Company is also required to recognize certain contracts and commitments, including certain commitments to fund mortgage loans held-for-sale, as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. The Company accounts for derivatives in accordance with ASC 815, “Derivatives and Hedging”, which requires that all derivative instruments be recorded in the statement of condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.
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
Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2010 or 2009.
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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. In accordance with applicable accounting guidance, uncertain tax positions are initially recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.
Stock-Based Compensation Plans
In accordance with ASC 718, “Compensation — Stock Compensation”, compensation cost is measured as the fair value of the awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
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
Sales of Premium Finance Receivables
Prior to 2009, the Company periodically sold premium finance receivables — commercial to unrelated third parties. As the conditions for sale were met, the Company recognized as a gain or loss the difference between the proceeds received and the allocated cost basis of the loans. The allocated cost basis of the loans was determined by allocating the Company’s initial investment in the loan between the loan and the Company’s retained interests, based on their relative fair values. The retained interests included assets for the servicing rights and interest only strip and a liability for the Company’s guarantee obligation pursuant to the terms of the sale agreement.
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
The Company’s statement of income beginning January 1, 2010 no longer reflects securitization income, but instead reports interest income, net charge-offs and certain other income associated with the securitized loan receivables in the same line items in the Company’s statement of income as non-securitized premium finance receivables-commercial. Additionally, the Company no longer records initial gains on new securitization activity since the transferred loans no longer receive sale accounting treatment. Also, there are no gains or losses recorded on the revaluation of the interest-only strip receivable as that asset is not recognizable in a transaction accounted for as a secured borrowing.
See Note 2 for additional information on the Company’s securitization accounting.

(2) Recent Accounting Pronouncements
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
The assets of the consolidated securitization entity include interest bearing deposits and premium finance receivables-commercial, which are restricted to settle the obligations of the securitization entity. Liabilities of the securitization entity include secured borrowings for which creditors or beneficial interest holders do not have recourse to the general credit of the Company.
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
Disclosures about Fair Value of Financial Instruments
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 23 — Fair Value of Assets and Liabilities.

Credit Quality Disclosures of Financing Receivables and Allowance for Credit Losses
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires more information in disclosures related to the credit quality of financing receivables and the credit reserves held against them. The new guidance requires the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses as well as to disclose additional information related to credit quality indicators, past due information, and impaired loans. This ASU also included disclosure requirements for information related to loans modified in a troubled debt restructuring, however these disclosures were deferred in January 2011 upon FASB’s issuance of ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in update No. 2010-20” to become effective for reporting periods ending after June 15, 2011. All other provisions of ASU 2010-20 are effective for the Company’s reporting period ending on or after December 15, 2010. As such, additional credit quality disclosures were included in our consolidated financial statements to provide disaggregated information with respect to the Company’s loan portfolio and the allowance for loan losses. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Item 7 - Loan Portfolio and Asset Quality for further detail.
(3) Avallable-for-Sale Securities
A summary of the available-for-sale securities portfolio presenting carrying amounts and gross unrealized gains and losses as of December 31, 2010 and 2009 is as follows (in thousands):

	December 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury	$104,418	—	(8,321)	96,097	$121,310	—	(10,494)	110,816
U.S. Government agencies	882,095	2,682	(722)	884,055	579,249	550	(3,623)	576,176
Municipal	51,493	896	(86)	52,303	63,344	2,195	(203)	65,336
Corporate notes and other debt
Financial issuers(1)	186,931	3,048	(2,972)	187,007	42,241	1,518	(2,013)	41,746
Retained subordinated securities	—	—	—	—	47,448	254	—	47,702
Other	74,629	330	(51)	74,908	—	—	—	—
Mortgage-backed(2)
Agency	148,693	9,963	(3)	158,653	205,257	11,287	—	216,544
Non-agency CMOs	3,018	10	—	3,028	102,045	6,133	(194)	107,984
Non-agency CMOs — Alt A	—	—	—	—	51,306	1,025	(1,553)	50,778
Other equity securities	40,636	96	(481)	40,251	37,969	15	—	37,984

Total available-for-sale securities	$1,491,913	17,025	(12,636)	1,496,302	$1,250,169	22,977	(18,080)	1,255,066

(1)	To the extent investments in trust-preferred securities are included, they are direct issues and do not include pooled trust-preferred securities.

(2)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following tables present the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 (in thousands):

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$96,097	(8,321)	—	—	96,097	(8,321)
U.S. Government agencies	258,727	(722)	—	—	258,727	(722)
Municipal	5,081	(65)	323	(21)	5,404	(86)
Corporate notes and other debt
Financial issuers	101,172	(1,563)	4,532	(1,409)	105,704	(2,972)
Other	18,810	(51)	—	—	18,810	(51)
Mortgage-backed: (1)
Agency	1,253	(3)	—	—	1,253	(3)
Other Equity Securities	27,984	(481)	—	—	27,984	(481)

Total	$509,124	(11,206)	4,855	(1,430)	513,979	(12,636)

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
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
Mortgage-backed (1)
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
The Company does not consider securities with unrealized losses at December 31, 2010 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of three trust-preferred securities with high investment grades. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities (in thousands):

	Years Ended December 31,
	2010	2009	2008
Realized gains	$9,951	4,249	4,151
Realized losses	(119)	(1,910)	(150)

Net realized gains	$9,832	2,339	4,001

Other than temporary impairment charges	—	(2,607)	(8,172)

Gains (losses) on available-for-sale securities, net	$9,832	(268)	(4,171)

Proceeds from sales of available-for-sale securities, net	$710,290	1,273,634	808,558

The amortized cost and fair value of securities as of December 31, 2010 and December 31, 2009, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties (in thousands):

	December 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$647,494	647,987	111,380	111,860
Due in one to five years	309,795	310,663	221,294	222,152
Due in five to ten years	194,442	185,938	328,914	318,796
Due after ten years	147,835	149,782	192,004	188,968
Mortgage-backed	151,711	161,681	358,608	375,306
Other equity	40,636	40,251	37,969	37,984

Total available-for-sale securities	$1,491,913	1,496,302	1,250,169	1,255,066

At December 31, 2010 and December 31, 2009, securities having a carrying value of $876 million and $865 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2010, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans
A summary of the loan portfolio at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Balance:
Commercial	$2,049,326	1,743,209
Commercial real estate	3,338,007	3,296,697
Home equity	914,412	930,482
Residential real estate	353,336	306,296
Premium finance receivables - commercial	1,265,500	730,144
Premium finance receivables - life insurance	1,521,886	1,197,893
Indirect consumer	51,147	98,134
Other loans	106,272	108,916

Total loans, net of unearned income, excluding covered loans	$9,599,886	8,411,771
Covered loans	334,353	—

Total loans	$9,934,239	8,411,771

Mix:
Commercial	21%	21
Commercial real estate	34	39
Home equity	9	11
Residential real estate	3	4
Premium finance receivables - commercial	13	9
Premium finance receivables - life insurance	15	14
Indirect consumer	1	1
Other loans	1	1

Total loans, net of unearned income, excluding covered loans	97%	100
Covered loans	3	—

Total loans	100%	100

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $32.3 million and $31.8 million at December 31, 2010 and 2009, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in the third and fourth quarters of 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions during 2010 are recorded net of credit and interest-rate discounts. See “Acquired Loan Information at Acquisition,” below.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $12.5 million and $10.7 million at December 31, 2010 and 2009, respectively.
Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $1.8 billion and $1.7 billion, at December 31, 2010 and 2009, respectively, were pledged as collateral to secure the availability of borrowings from certain Federal agency banks. At December 31, 2010, approximately $1.0 billion of these pledged loans are included in a blanket pledge of qualifying loans to the Federal Home Loan Bank (“FHLB”). The remaining $756.7 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2010 and 2009 the banks borrowed $423.5 million and $431.0 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 13 for a summary of these borrowings.
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

Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination
As part of our acquisition of a portfolio of life insurance premium finance loans in 2009 as well as the FDIC-assisted bank acquisitions in 2010, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The portfolio of life insurance premium finance loans had an unpaid principal balance of $1.0 billion and a carrying value of $910.9 million at acquisition. At December 31, 2010, the unpaid principal balance and carrying value of these loans were $752.1 million and $695.6 million, respectively. The portfolio of loans acquired from the Lincoln Park acquisition had an unpaid principal balance of $138.7 million and a carrying value of $105.0 million at acquisition. At December 31, 2010, the unpaid principal balance and carrying value of these loans totaled $113.7 million and $98.2 million, respectively. The portfolio of loans acquired from the Wheatland acquisition had an unpaid principal balance of $284.2 million and a carrying value of $175.1 million at acquisition. At December 31, 2010, the unpaid principal balance and carrying value of these loans totaled $203.5 million and $150.1 million, respectively. The portfolio of loans acquired from the Ravenswood acquisition had an unpaid principal balance of $154.6 million and a carrying value of $98.0 million at acquisition. At December 31, 2010, the unpaid principal balance and carrying value of these loans totaled $115.4 million and $82.9 million, respectively.
The following table provides details on these loans at acquisition (in thousands):

				Life Insurance
				Premium Finance
	Ravenswood	Wheatland	Lincoln Park	Loans
Contractually required payments including interest	$168,218	307,103	165,284	1,032,714
Less: Nonaccretable difference	61,923	118,660	36,304	41,281

Cash flows expected to be collected(1)	106,295	188,443	128,980	991,433
Less: Accretable yield	8,339	13,296	23,980	80,560

Fair value of loans acquired with evidence of credit quality deterioration since origination	$97,956	175,147	105,000	910,873

(1)     Represents undiscounted expected principal and interest cash flows at acquisition.
There was no allowance for loan losses associated with this portfolio at December 31, 2010 compared to an allowance of $615,000 at December 31, 2009. The allowance in prior periods represented deterioration to the portfolio subsequent to acquisition.
Accretable Yield Activity
The following table provides activity for the accretable yield of these loans for the year ended December 31, 2010 (in thousands):

				Life Insurance
				Premium Finance
	Ravenswood	Wheatland	Lincoln Park	Loans
Accretable yield, beginning balance	$—	—	—	65,026
Acquisitions	8,339	13,296	23,980	—
Accretable yield amortized to interest income	(1,659)	(4,986)	(4,050)	(43,931)
Increase in expected cash flows (1)	618	1,020	3,251	12,220

Accretable yield, ending balance	$7,298	9,330	23,181	33,315

(1)	Represents reclassifications to/from non-accretable difference, increases/decreases in interest cash flows due to prepayments and/or changes in interest rates.

(5) Allowance for Loan Losses and Allowance for Losses on Lendlng-Related Commitments
The tables below show the aging of the Company’s loan portfolio at December 31, 2010 and 2009:
As of December 31, 2010

(Dollars in thousands)		90+ days
	Non-	and still	60-89 days	30-59 days
	Accrual	accruing	past due	past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,339	478	4,577	12,774	1,619,226	1,653,394
Franchise	—	—	—	2,250	117,238	119,488
Mortgage warehouse lines of credit	—	—	—	—	131,306	131,306
Community Advantage — homeowners association	—	—	—	—	75,542	75,542
Aircraft	—	—	178	1,000	23,440	24,618
Other	43	—	—	—	44,935	44,978

Total commercial	16,382	478	4,755	16,024	2,011,687	2,049,326

Commercial real estate
Residential construction	10,010	—	96	1,801	84,040	95,947
Commercial construction	1,820	—	—	1,481	128,371	131,672
Land	37,602	—	6,815	11,915	203,857	260,189
Office	12,718	—	9,121	3,202	510,290	535,331
Industrial	3,480	—	686	2,276	493,859	500,301
Retail	3,265	—	4,088	3,839	499,335	510,527
Multi-family	4,794	—	1,573	3,062	281,525	290,954
Mixed use and other	20,274	—	8,481	15,059	969,272	1,013,086

Total commercial real estate	$93,963	—	30,860	42,635	3,170,549	3,338,007

Home equity	7,425	—	2,181	7,098	897,708	914,412
Residential real estate	6,085	—	1,836	8,224	337,191	353,336
Premium finance receivables
Commercial insurance	8,587	8,096	6,076	16,584	1,226,157	1,265,500
Life insurance	180	—	—	—	826,119	826,299
Purchased life insurance	174	—	—	—	695,413	695,587
Indirect consumer	191	318	301	918	49,419	51,147
Consumer and other	252	1	109	379	105,531	106,272

Total loans, net of unearned income, excluding covered loans	$133,239	8,893	46,118	91,862	9,319,774	9,599,886
Covered loans	—	117,161	7,352	22,744	187,096	334,353

Total loans, net of unearned income	$133,239	126,054	53,470	114,606	9,506,870	9,934,239

As of December 31, 2009

(Dollars in thousands)		90+ days
	Non-	and still	60-89 days	30-59 days
	Accrual	accruing	past due	past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,094	561	5,526	2,990	1,337,054	1,361,225
Franchise	—	—	—	—	133,953	133,953
Mortgage warehouse lines of credit	—	—	—	—	121,781	121,781
Community Advantage — homeowners association	—	—	—	—	67,086	67,086
Aircraft	—	—	—	178	41,476	41,654
Other	1,415	—	1,220	—	14,875	17,510

Total commercial	16,509	561	6,746	3,168	1,716,225	1,743,209

Commercial real estate
Residential construction	14,065	—	1,877	6,332	152,149	174,423
Commercial construction	5,232	—	—	15,070	288,278	308,580
Land	41,297	—	8,548	2,468	274,407	326,720
Office	2,675	—	—	1,324	463,588	467,587
Industrial	3,753	—	—	1,141	439,997	444,891
Retail	431	—	2,978	1,050	448,301	452,760
Multi-family	288	—	627	9,372	231,423	241,710
Mixed use and other	12,898	—	4,517	4,464	858,147	880,026

Total commercial real estate	$80,639	—	18,547	41,221	3,156,290	3,296,697

Home equity	8,883	—	894	2,107	918,598	930,482
Residential real estate	3,779	412	406	3,043	298,656	306,296
Premium finance receivables
Commercial insurance	11,878	6,271	3,975	9,639	698,381	730,144
Life insurance	—	—	—	—	365,555	365,555
Purchased life insurance	704	—	5,385	1,854	824,395	832,338
Indirect consumer	995	461	614	2,143	93,921	98,134
Consumer and other	617	95	511	537	107,156	108,916

Total loans, net of unearned income, excluding covered loans	$124,004	7,800	37,078	63,712	8,179,177	8,411,771
Covered loans	—	—	—	—	—	—

Total loans, net of unearned income	$124,004	7,800	37,078	63,712	8,179,177	8,411,771

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we operate a credit risk rating system under which our credit management personnel assign a credit risk rating (1 to 10 rating) to each loan at the time of origination and review loans on a regular basis.
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
The Company’s Problem Loan Reporting system automatically includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.
Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. If we determine that a loan amount or portion thereof is uncollectible the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.
If, based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a specific impairment reserve is established. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest. The remainder of the portfolio not classified as non-performing is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class per the most recent analysis at December 31, 2010 and 2009:
(Dollars in thousands)

	Performing		Non-performing		Total
	2010	2009	2010	2009	2010	2009

Loan Balances:
Commercial
Commercial and industrial	$1,636,577	1,345,570	16,817	15,655	1,653,394	1,361,225
Franchise	119,488	133,953	—	—	119,488	133,953
Mortgage warehouse lines of credit	131,306	121,781	—	—	131,306	121,781
Community Advantage — homeowners association	75,542	67,086	—	—	75,542	67,086
Aircraft	24,618	41,654	—	—	24,618	41,654
Other	44,935	16,095	43	1,415	44,978	17,510

Total commercial	2,032,466	1,726,139	16,860	17,070	2,049,326	1,743,209

Commercial real estate
Residential construction	85,937	160,358	10,010	14,065	95,947	174,423
Commercial construction	129,852	303,348	1,820	5,232	131,672	308,580
Land	222,587	285,423	37,602	41,297	260,189	326,720
Office	522,613	464,912	12,718	2,675	535,331	467,587
Industrial	496,821	441,138	3,480	3,753	500,301	444,891
Retail	507,262	452,329	3,265	431	510,527	452,760
Multi-family	286,160	241,422	4,794	288	290,954	241,710
Mixed use and other	992,812	867,128	20,274	12,898	1,013,086	880,026

Total commercial real estate	$3,244,044	3,216,058	93,963	80,639	3,338,007	3,296,697

Home equity	906,987	921,599	7,425	8,883	914,412	930,482
Residential real estate	347,251	302,105	6,085	4,191	353,336	306,296
Premium finance receivables
Commercial insurance	1,248,817	711,995	16,683	18,149	1,265,500	730,144
Life insurance	826,119	365,555	180	—	826,299	365,555
Purchased life insurance	695,413	831,634	174	704	695,587	832,338
Indirect consumer	50,638	96,678	509	1,456	51,147	98,134
Consumer and other	106,019	108,204	253	712	106,272	108,916

Total loans, net of unearned income, excluding covered loans	$9,457,754	8,279,967	142,132	131,804	9,599,886	8,411,771

A summary of impaired loans and their impact on interest income is as follows:

(Dollars in thousands)	2010	2009

Impaired loans(1) :
Impaired loans with an allowance for loan loss required (2)	$115,381	58,222
Impaired loans with no allowance for loan loss required	86,893	82,250

Total impaired loans (1)	202,274	140,472

Allowance for loan losses related to impaired loans	30,626	19,692
Restructured loans	101,190	32,432
Reduction of interest income from non-accrual loans	2,699	4,831
Interest income recognized on impaired loans	12,999	10,138

(1)	Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

(2)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2010 and 2009:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2010 (Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Impaired loans with a related ASC 310 allowance recorded:
Commercial
Commercial and industrial	$18,085	20,765	6,079	20,450	1,042
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	7,978	8,941	710	9,067	621
Commercial construction	719	719	631	722	37
Land	26,671	27,424	5,598	28,443	1,611
Office	13,186	13,723	3,718	13,448	917
Industrial	2,761	2,761	301	893	31
Retail	8,635	9,171	1,271	9,150	465
Multi-family	5,939	6,767	2,062	6,691	327
Mixed use and other	21,755	22,885	7,104	23,310	1,466
Home equity	6,356	6,553	961	6,494	365
Residential real estate	3,283	3,283	461	3,288	170
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	13	13	4	15	1

Impaired loans with no related ASC 310 allowance recorded:
Commercial
Commercial and industrial	$12,417	16,498	157	13,331	980
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Other	43	336	—	491	36
Commercial real estate
Residential construction	6,063	6,138	127	5,927	268
Commercial construction	1,713	1,713	5	1,715	97
Land	31,598	43,319	1,035	34,258	2,361
Office	6,365	6,563	78	6,370	358
Industrial	3,869	3,868	49	4,086	286
Retail	6,155	6,155	75	6,153	346
Multi-family	2,238	4,479	27	2,584	150
Mixed use and other	13,738	15,569	124	14,343	919
Home equity	1,069	1,142	13	1,119	39
Residential real estate	1,485	1,486	34	1,478	93
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	59	67	1	68	7
Consumer and other	81	81	1	88	6

Total loans, net of unearned income, excluding covered loans	$202,274	230,419	30,626	213,982	12,999

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2009 (Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Impaired loans with a related ASC 310 allowance recorded:
Commercial
Commercial and industrial	$7,676	10,889	3,959	10,597	587
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Other	1,346	2,346	1,064	2,493	215
Commercial real estate
Residential construction	9,522	15,507	1,904	13,900	1,055
Commercial construction	3,763	5,296	1,215	5,182	307
Land	18,313	22,375	5,035	20,742	1,262
Office	951	1,147	377	1,043	80
Industrial	2,011	2,011	822	1,990	146
Retail	147	247	12	216	15
Multi-family	288	288	9	289	21
Mixed use and other	7,296	7,586	1,332	7,885	519
Home equity	5,265	5,346	1,634	5,214	191
Residential real estate	1,368	1,368	131	1,370	96
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	276	276	73	247	16

Impaired loans with no related ASC 310 allowance recorded:
Commercial
Commercial and industrial	$13,532	20,736	196	17,391	1,116
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Other	3,992	3,996	98	3,118	249
Commercial real estate
Residential construction	7,636	12,065	186	11,497	544
Commercial construction	1,470	3,045	—	2,578	193
Land	25,674	27,122	964	27,452	1,712
Office	4,349	4,699	120	4,604	272
Industrial	3,244	4,081	77	4,035	231
Retail	4,067	4,067	107	3,970	228
Multi-family	4,860	4,860	77	5,110	290
Mixed use and other	8,301	9,213	181	7,604	481
Home equity	4,149	5,165	98	4,952	235
Residential real estate	495	510	6	395	26
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	141	148	6	156	14
Consumer and other	340	416	9	417	37

Total loans, net of unearned income, excluding covered loans	$140,472	174,805	19,692	164,447	10,138

A summary of the activity in the allowance for loan losses by loan portfolio for the years ended December 31, 2010 and 2009, is as follows:

					Premium		Total
Year-ended December 31, 2010		Commercial	Home	Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real Estate	Equity	Real Estate	Receivable	Consumer	and Other	Covered Loans

Allowance for credit losses
Allowance for loan losses at beginnning of period	$28,012	50,952	9,013	3,139	3,816	1,368	1,977	98,277
Other adjustments	—	—	—	—	1,943	—	—	1,943
Reclassification to/from allowance for unfunded lending related commitments	(1,650)	349	—	—	—	—	—	(1,301)
Charge-offs	(18,592)	(61,873)	(5,926)	(1,143)	(23,238)	(967)	(1,141)	(112,880)
Recoveries	1,140	914	24	12	781	198	131	3,200
Provision for credit losses	22,867	72,276	3,102	3,099	23,017	(73)	376	124,664

Allowance for loan losses at period end	$31,777	62,618	6,213	5,107	6,319	526	1,343	113,903
Allowance for unfunded lending-related commitments at period end	1,650	2,484	—	—	—	—	—	4,134

Allowance for credit losses at period end	$33,427	65,102	6,213	5,107	6,319	526	1,343	118,037

Individually evaluated for impairment	7,729	23,366	961	461	—	4	—	32,521
Collectively evaluated for impairment	25,698	41,736	5,252	4,646	6,319	522	1,343	85,516
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Loans at period-end
Individually evaluated for impairment	$21,842	103,763	6,441	3,284	—	9	69	135,408
Collectively evaluated for impairment	2,027,484	3,234,244	907,971	350,052	2,091,799	51,138	106,203	8,768,891
Loans acquired with deteriorated credit quality	—	—		—	695,587	—	—	695,587

					Premium
Year-ended December 31, 2009		Commercial	Home	Residential	Finance	Indirect	Consumer
(Dollars in thousands)	Commercial	Real Estate	Equity	Real Estate	Receivable	Consumer	and Other	Total

Allowance for credit losses
Allowance for loan losses at beginnning of period	$17,495	39,490	3,067	1,698	4,666	1,690	1,661	69,767
Other adjustments	—	—	—	—	—	—	—	—
Reclassification to/from allowance for unfunded lending related commitments	—	(2,037)	—	—	—	—	—	(2,037)
Charge-offs	(35,022)	(89,114)	(4,605)	(1,067)	(8,153)	(1,848)	(644)	(140,453)
Recoveries	450	792	815	—	651	179	181	3,068
Provision for credit losses	45,089	101,821	9,736	2,508	6,652	1,347	779	167,932

Allowance for loan losses at period end	$28,012	50,952	9,013	3,139	3,816	1,368	1,977	98,277
Allowance for unfunded lending-related commitments at period end	—	3,554	—	—	—	—	—	3,554

Allowance for credit losses at period end	$28,012	54,506	9,013	3,139	3,816	1,368	1,977	101,831

Individually evaluated for impairment	10,705	8,150	1,634	131	—	73	—	20,693
Collectively evaluated for impairment	17,307	46,356	7,379	3,008	3,816	1,295	1,977	81,138
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Loans at period-end
Individually evaluated for impairment	$50,748	14,200	6,262	1,519	—	13	394	73,136
Collectively evaluated for impairment	1,692,461	3,282,497	924,220	304,777	1,095,699	98,121	108,522	7,506,297
Loans acquired with deteriorated credit quality	—	—	—	—	832,338	—	—	832,338

(6) Loan Securltlzatlon
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
Instruments issued by the securitization entity included $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under the New York Fed’s TALF. Class B and Class C notes (“Subordinated securities”), which are recorded in the form of zero coupon bonds, were also issued and were retained by the Company.
Subsequent to December 31, 2009, this securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company under ASC 810 and ASC 860. See Note 2 to the Consolidated Financial Statements for a discussion of changes to the accounting for transfers and servicing of financial assets and consolidation of variable interest entities, including the elimination of QSPEs. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statements of Condition. The securitization entity’s receivables underlying third-party investors’ interests are recorded in loans, net of unearned income, excluding covered loans, an allowance for loan losses was established and the related debt issued is reported in secured borrowings—owed to securitization investors. Additionally, beginning on January 1, 2010, certain other of the Company’s retained interests in the transaction, principally consisting of subordinated securities, cash collateral, and overcollateralization of loans, now constitute intercompany positions, which are eliminated in the preparation of the Company’s Consolidated Statements of Condition.
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

December 31,
(Dollars in thousands)	2010

Cash collateral accounts	$1,759
Collections and interest funding accounts	34,861

Interest-bearing deposits with banks-restricted for securitization investors	$36,620
Loans, net of unearned income — restricted for securitization investors	$648,439
Allowance for loan losses	(2,171)

Net loans — restricted for securitization investors	$646,268
Other assets	2,289

Total assets	$685,177

Secured borrowings — owed to securitization investors	$600,000
Other liabilities	4,458

Total liabilities	$604,458

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables — commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of December 31, 2010, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.
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
At December 31, 2009, the outstanding balance of loans transferred to the securitization entity was $597.9 million, of which $593.9 million were securitized and $4.0 million were maintained as seller’s interests. The seller’s interest was carried at historical cost and reported as loans, net of unearned income on the Company’s Consolidated Statements of Condition.
Securitization Income
At the time of a loan securitization, the Company recorded a gain/(loss) on sale, which was calculated as the difference between the proceeds from the sale and the book basis of the loans sold. The book basis was determined by allocating the carrying amount of the sold loans between the loans sold and the interests retained based on their relative fair values. Such fair values were based on market prices at the date of transfer for the sold loans and on the estimated present value of future cash flows for retained interests. Gains on sale from securitizations are reported in gain on sales of premium finance receivables in the Company’s Consolidated Statements of Income and were $5.7 million 2009. The income component resulting from the release of credit reserves upon classification as held-for-sale was reported as a reduction of provision for credit losses.
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
Retained Interests
The Company retained subordinated interests in the securitized loans. These interests included the subordinated securities, over-collateralization of loans, cash reserves, a servicing asset, and an interest-only strip. The following table presents the Company’s retained interests at December 31, 2009:

(Dollars in thousands)

Subordinated securities (1)	$47,702
Residual interests held (2)	42,293
Servicing asset (2)	1,248

Total retained interests	$91,243

(1)	The subordinated securities are accounted for at fair value and are reported as available-for-sale securities on the Company’s Consolidated Statements of Condition with unrealized gains recorded in accumulated other comprehensive income. See Note 23 for further discussion on fair value.

(2)	The residual interests and servicing asset are accounted for at fair value and reported in other assets on the Company’s Consolidated Statements of Condition. Retained interests held includes overcollateralization of loans, cash reserve deposits, and an interest-only strip. See Note 23 for further discussion on fair value.

Key economic assumptions used in the measuring of fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions at December 31, 2009 for the Company’s servicing asset and other interests held related to securitized loans are presented in the following table:

	Subordinated	Residual		Servicing
(Dollars in thousands)	Securities	Interests		Asset

Fair Value of interest held	$47,702	$42,293		$1,248

Expected weighted-average life (in months)	3.4	3.4		3.4
Change in fair value from:
1 month reduction	$237	$(1,248)		$(181)
2 month reduction	$476	$(2,516)		$(363)

Discount rate assumptions	5.97%	8.75	%(1)	8.50%
Change in fair value from:
100 basis point increase	$(305)	$(222)		$(3)
200 basis point increase	$(608)	$(443)		$(6)

Credit loss assumptions		0.27%		0.27%
Change in fair value from:
10% higher loss		$(73)		$—
20% higher loss		$(153)		$—

(1)	Excludes the discount rate on cash reserve deposits deemed to be immaterial.
The sensitivities in the table above are hypothetical and caution should be exercised when relying on this data. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.
The following table summarizes the changes in the fair value of the Company’s servicing asset for the year ended December 31, 2009:

(Dollars in thousands)

Beginning fair value	$—
Fair value determined upon transfer of loans	2,820
Changes in fair value due to changes in inputs and assumptions (1)	(1,610)
Other changes (2)	38

Ending fair value	$1,248

(1)	The Company measured servicing assets at fair value and reported changes in other non-interest income.

(2)	Represents accretable yield reported in other non-interest income.
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
Other Disclosures
The table below summarizes cash flows received from the securitization entity for the year ended December 31, 2009:

(Dollars in thousands)	2009

Proceeds from new securitizations during the period	$600,000
Proceeds from collections reinvested in revolving securitizations	462,580
Servicing and other fees received	2,150
Excess spread received	7,228

The following table presents quantitative information about the premium finance receivables - commercial at December 31, 2009:

		Amount
		of Loans	Net
		30 days or	Credit
	Total	More Past	Write-offs
	Amount	Due or on	during
(Dollars in thousands)	of Loans	Nonaccrual	the Year

Premium finance receivables — commercial	$1,324,015	$46,072	$7,537
Less: Premium finance receivables — commercial securitized	593,871	14,309	35

Premium finance receivables — commercial on-balance sheet	$730,144	$31,763	$7,502

(7) Mortgage Servicing Rights
Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Balance at beginning of year	$6,745	3,990	4,730
Additions from loans sold with servicing retained	4,972	4,786	1,624
Estimate of changes in fair value due to:
Payoffs and paydowns	(2,468)	(2,321)	(1,121)
Changes in valuation inputs or assumptions	(487)	290	(1,243)

Fair value at end of year	$8,762	6,745	3,990

Unpaid principal balance of mortgage loans serviced for others	$942,224	738,372	527,450

The Company recognizes MSR assets upon the sale of residential real estate loans when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The recognition of MSR assets and subsequent change in fair value are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. The Company does not specifically hedge the value of its MSRs.
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
(8) Business Combinations
FDIC-Assisted Transactions
On August 6, 2010, Northbrook Bank acquired the banking operations of Ravenswood in an FDIC-assisted transaction. Northbrook Bank acquired assets with a fair value of approximately $174 million and assumed liabilities with a fair value of approximately $123 million. Additionally, on April 23, 2010, the Company acquired the banking operations of two entities in FDIC-assisted transactions. Northbrook Bank acquired assets with a fair value of approximately $157 million and assumed liabilities with a fair value of approximately $192 million of Lincoln Park. Wheaton Bank acquired assets with a fair value of approximately $344 million and assumed liabilities with a fair value of approximately $416 million of Wheatland.
Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to this loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At the acquisition date, the Company estimated the fair value of the reimbursable losses to be approximately $44.0 million for the Ravenswood acquisition, and $113.8 million for the Lincoln Park and Wheatland acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset, in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. These transactions resulted in bargain purchase gains of $33.3 million, $6.8 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park, and are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
Other Bank Acquisitions
On October 22, 2010, Wheaton Bank acquired a branch of First National Bank of Brookfield that is located in Naperville, Illinois. The acquired operations are operating as Naperville Bank & Trust. Wheaton Bank acquired assets with a fair value of approximately $22.9 million, including $10.7 million of loans, and assumed liabilities with a fair value of approximately $22.9 million, including $22.8 million of deposits. Additionally, the Company recorded goodwill of $1.7 million on the acquisition.
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
Both life insurance premium finance asset purchases were accounted for as a single business combination under the acquisition method of accounting as required by applicable accounting guidance. Accordingly, the impact related to this transaction is included in the Company’s financial statements only since the effective date of acquisition. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Under ASC 805, a gain is recorded equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed and consideration paid. As such, the Company recognized a $10.9 million bargain purchase gain in 2010, a $43.0 million bargain purchase gain in the fourth quarter of 2009 and a $113.1 million bargain purchase gain in the third quarter of 2009, relating to the loans acquired for which all contingencies were removed. As of March 31, 2010, the full amount of the bargain purchase gain had been recognized into income. This gain is shown as a component of non-interest income on the Company’s Consolidated Statements of Income.

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

(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table (in thousands):

	Jan 1,	Goodwill	Impairment	Dec 31,
	2010	Acquired	Losses	2010

Community banking	$247,601	3,165	—	250,766
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$278,025	3,165	—	281,190

The Community banking segment’s goodwill increased $1.5 million as a result of additional contingent consideration paid to the former owner of PMP as a result of attaining certain performance measures during 2010. Pursuant to the acquisition of PMP in December 2008, Wintrust may be required to pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011.
The remaining $1.7 million increase in the Community banking segment’s goodwill in 2010 relates to the Company’s acquisition of Naperville.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2010 is as follows (in thousands):

	December 31,
	2010	2009

Wealth management segment:
Customer list intangibles:
Gross carrying amount	$3,252	3,252
Accumulated amortization	(3,252)	(3,239)

Net carrying amount	$—	13

Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	1,800
Accumulated amortization	(253)	(68)

Net carrying amount	$1,547	1,732

Community banking segment:
Core deposit intangibles:
Gross carrying amount	$29,608	27,918
Accumulated amortization	(18,580)	(16,039)

Net carrying amount	$11,028	11,879

Total other intangible assets, net	$12,575	13,624

Estimated amortization

Estimated in 2011	$2,726
Estimated in 2012	2,671
Estimated in 2013	2,588
Estimated in 2014	2,249
Estimated in 2015	876

The customer list intangibles recognized in connection with the purchase of U.S. life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list intangibles recognized in connection with the acquisitions of Lake Forest Capital Management in 2003 and WHAMC (subsequently renamed WCM) in 2002, were being amortized over seven-year periods on an accelerated basis and were fully amortized in the first quarter of 2010 and first quarter of 2009, respectively.
The increase in core deposit intangibles from 2009 was related to the FDIC-assisted acquisitions of Lincoln Park and Wheat-land during the second quarter of 2010, the FDIC-assisted acquisition of Ravenswood during the third quarter of 2010, and the acquisition of Naperville in the fourth quarter of 2010. Core deposit intangibles recognized in connection with the Company’s bank acquisitions are being amortized over ten-year periods on an accelerated basis.
Total amortization expense associated with finite-lived intangibles in 2010, 2009 and 2008 was $2.7 million, $2.8 million and $3.1 million, respectively.
(10) Premises and Equipment, Net
A summary of premises and equipment at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Land	$88,059	81,848
Buildings and leasehold improvements	296,590	284,134
Furniture, equipment and computer software	102,494	94,953
Construction in progress	5,974	3,396

	493,117	464,331

Less: Accumulated depreciation and amortization	129,421	113,986

Total premises and equipment, net	$363,696	350,345

Depreciation and amortization expense related to premises and equipment, totaled $17.1 million in 2010, $17.4 million in 2009 and $17.9 million in 2008.

(11) Deposits
The following is a summary of deposits at December 31, 2010 and 2009 (in thousands):

	2010	2009

Balance:
Non-interest bearing accounts	$1,201,194	864,306
NOW accounts	1,561,507	1,415,856
Wealth Management deposits	658,660	971,113
Money market	1,759,866	1,534,632
Savings	744,534	561,916
Time certificates of deposit	4,877,912	4,569,251

Total deposits	$10,803,673	9,917,074

Mix:
Non-interest bearing accounts	11%	9
NOW accounts	15	14
Wealth Management deposits	6	10
Money market	16	15
Savings	7	6
Time certificates of deposit	45	46

Total deposits	100%	100

The scheduled maturities of time certificates of deposit at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Due within one year	$3,100,161	3,341,345
Due in one to two years	1,020,608	850,504
Due in two to three years	399,507	232,867
Due in three to four years	117,633	54,838
Due in four to five years	236,059	89,379
Due after five years	3,944	318

Total time certificates of deposit	$4,877,912	4,569,251

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 (in thousands):

	2010	2009

Maturing within 3 months	$532,745	614,464
After 3 but within 6 months	511,991	531,447
After 6 but within 12 months	755,095	860,244
After 12 months	1,131,162	754,320

Total	$2,930,993	2,760,475

(12) Notes Payable
At December 31, 2010, the Company had a $1.0 million outstanding balance, with an interest rate of 4.50%, under a $51.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $50.0 million revolving note, maturing on October 28, 2011, and a $1.0 million note maturing on June 1, 2015. The Agreement was amended on October 29, 2010, effectively extending the maturity date on the $50 million revolving note from October 30, 2010 to October 28, 2011. At December 31, 2010, there was no outstanding balance on the $50.0 million revolving note. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points.
Commencing August 2009, a commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.
The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2010, the Company is in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

(13) Federal Home Loan Bank Advances
A summary of the outstanding FHLB advances at December 31, 2010 and 2009, is as follows (in thousands):

	2010	2009

4.58% advance due March 2010	—	5,002
4.61% advance due March 2010	—	2,500
4.50% advance due September 2010	—	4,985
4.88% advance due November 2010	—	3,000
2.51% advance due February 2011	—	50,000
3.37% advance due April 2011	—	2,000
4.60% advance due July 2011	—	30,000
3.30% advance due November 2011	—	25,000
4.61% advance due January 2012	—	53,000
4.68% advance due January 2012	—	16,000
1.39% advance due February 2012	8,000	—
1.48% advance due April 2012	52,000	—
3.74% advance due April 2012	—	1,000
4.44% advance due April 2012	—	5,000
4.78% advance due June 2012	—	25,000
3.99% advance due September 2012	—	5,000
2.96% advance due January 2013	5,000	5,000
2.01% advance due February 2013	30,000	—
2.07% advance due April 2013	69,000	—
3.92% advance due April 2013	1,500	1,500
3.34% advance due June 2013	42,000	42,000
1.45% advance due July 2013	26,000	—
2.62% advance due April 2014	25,000	—
1.94% advance due July 2014	10,000	—
4.12% advance due February 2015	25,000	25,000
4.55% advance due February 2016	45,000	45,000
4.83% advance due May 2016	50,000	50,000
3.47% advance due November 2017	10,000	10,000
4.18% advance due February 2022	25,000	25,000

Federal Home Loan Bank advances	$423,500	430,987

Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. During 2010, the Company restructured $220.0 million of FHLB advances, paying $10.1 million in prepayment fees, in order to achieve lower advance interest rates. These prepayment fees are recorded as other assets and are being amortized as an adjustment to interest expense using the effective-interest method.
Approximately $202.0 million of the FHLB Advances outstanding at December 31, 2010, have varying call dates ranging from January 2011 to February 2011. At December 31, 2010, the weighted average contractual interest rate on FHLB advances was 2.98%.
The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $141.0 million at December 31, 2010.
(14) Subordinated Notes
A summary of the subordinated notes at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Subordinated note, due October 29, 2012	$10,000	15,000
Subordinated note, due May 1, 2013	15,000	20,000
Subordinated note, due May 29, 2015	25,000	25,000

Total subordinated notes	$50,000	60,000

The original principal balance of each subordinated note was $25.0 million. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note. The first $5.0 million payment was made in the fourth quarter of 2008. The interest rate on each subordinated note is calculated at a rate equal to LIBOR plus 130 basis points. At December 31, 2010 and 2009, the weighted average contractual interest rate on the subordinated notes was 1.56%. In connection with the issuances of subordinated notes, the Company incurred costs totaling $1.0 million. These costs are included in other assets and are being amortized to interest expense using a method that approximates the effective interest method. At December 31, 2010 and 2009, the unamortized balances of these costs were $77,000 and $151,000, respectively. The subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(15) Other Borrowings
The following is a summary of other borrowings at December 31, 2010 and 2009 (in thousands):

	2010	2009

Securities sold under repurchase agreements	$217,289	245,640
Other	43,331	1,797
Secured borrowings — owed to securitization investors	600,000	—

Total other borrowings	$860,620	247,437

Securities sold under repurchase agreements represent $77.6 million and $92.2 million of customer sweep accounts in connection with master repurchase agreements at the banks at December 31, 2010 and 2009, respectively, as well as $139.7 million and $153.4 million of short-term borrowings from banks and brokers at December 31, 2010 and 2009, respectively. Securities pledged for these borrowings are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at December 31, 2010 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of the Tangible Equity Units (TEUs) in December 2010. These junior subordinated notes are stated at their principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013. See Note 24 — Shareholders’ Equity for further discussion of the TEUs. At December 31, 2009, this amount included a 6.17% fixed-rate mortgage related to the Company’s Northfield banking office, which was paid-off during 2010.
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables - commercial were transferred to FIFC Premium Funding, LLC, a QSPE. The QSPE issued $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under TALF. The Company’s adoption of new accounting standards on January 1, 2010 resulted in the consolidation of the QSPE that was not previously recorded on the Company’s Consolidated Statements of Condition. See Note 2 — Recent Accounting Pronouncements and Note 6 — Loan Securitization, for more information on the QSPE.

(16) Junior Subordinated Debentures
As of December 31, 2010, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2010 and 2009. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

		Trust	Junior Subordinated			Contractual			Earliest
	Common	Preferred	Debentures		Rate	Rate at	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Securities	2010	2009	Structure	12/31/10	Date	Date	Date

Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.54%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.10%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	2.90%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.25%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	41,238	L+1.45	1.75%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.29%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.29%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	3.30%	05/2004	05/2034	05/2009

Total			$249,493	$249,493

The junior subordinated debentures totaled $249.5 million at December 31, 2010 and December 31, 2009.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At December 31, 2010, the weighted average contractual interest rate on the junior subordinated debentures was 3.50%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on December 31, 2010, was 6.99%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At December 31, 2010, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.
(17) Minimum Lease Commitments
The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases was $6.2 million in 2010, $5.5 million in 2009 and $4.6 million in 2008. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $2.4 million, $2.2 million and $2.2 million, in 2010, 2009 and 2008, respectively. The approximate minimum annual gross rental payments and gross rental income under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2010, are as follows (in thousands):

	Future	Future
	minimum	minimum
	gross	gross
	rental	rental
	payments	income

2011	$4,066	1,541
2012	4,227	1,270
2013	3,147	739
2014	2,773	347
2015	2,505	208
2016 and thereafter	9,850	309

Total minimum future amounts	$26,568	4,414

(18) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 is summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current income taxes:
Federal	$46,169	(7,361)	18,342
State	7,281	517	3,601

Total current income taxes	53,450	(6,844)	21,943

Deferred income taxes:
Federal	(14,233)	44,800	(10,144)
State	(1,739)	6,479	(1,646)

Total deferred income taxes	(15,972)	51,279	(11,790)

Total income tax expense	$37,478	44,435	10,153

Included in total income tax expense is income tax (benefit) expense applicable to net (losses) gains on available-for-sale securities of $3.8 million in 2010, ($103,000) in 2009 and ($1.6) million in 2008.
Tax expense (benefits) of ($895,000), $145,000 and ($355,000) in 2010, 2009 and 2008, respectively, related to the exercise of certain stock options and vesting and issuance of shares pursuant to the Stock Incentive Plans and the issuance of shares pursuant to the Directors Deferred Fee and Stock Plan, were recorded directly to shareholders’ equity.
A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Income tax expense based upon the Federal statutory rate on income before income taxes	$35,282	41,126	10,724
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(963)	(988)	(928)
State taxes, net of federal tax benefit	3,602	4,547	1,271
Income earned on bank owned life insurance	(795)	(677)	(494)
Non-deductible compensation costs	707	1,136	92
Tax credits	(704)	(885)	(627)
Other, net	349	176	115

Income tax expense	$37,478	44,435	10,153

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Deferred tax assets:
Allowance for credit losses	$45,467	39,224
Net unrealized losses on derivatives included in other comprehensive income	5,021	5,984
Federal net operating loss carryforward	—	155
State net operating loss carryforwards	—	580
Deferred compensation	5,881	5,283
Stock-based compensation	9,332	8,875
Nonaccrued interest	2,016	3,652
Other real estate owned	3,628	2,311
Mortgage banking recourse obligation	3,433	1,304
Other	1,298	795

Total gross deferred tax assets	76,076	68,163

Deferred tax liabilities:
Discount on purchased loans	35,341	49,916
Premises and equipment	17,668	16,395
Goodwill and intangible assets	7,649	10,442
Trading account securities	—	10,348
Deferred loan fees and costs	5,054	5,244
FHLB stock dividends	2,810	2,810
Capitalized servicing rights	3,375	2,598
Gain on sale of loans to securitization facility	—	1,224
Net unrealized gains on securities included in other comprehensive income	1,691	1,886
Deferred gain on termination of derivatives	145	378
Debt finance/prepayment charges	2,659	—
Covered assets	16,933	—
Other	490	619

Total gross deferred tax liabilities	93,815	101,860

Net deferred tax liabilities	$17,739	33,697

Management believes that it is more likely than not that the recorded deferred tax assets will be fully realized and therefore no valuation allowance is necessary. The conclusion that it is more likely than not that the deferred tax assets will be realized is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.
Since January 1, 2007, the Company has been required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability, if any, reflects the fact that the Company has not recognized the benefit associated with the tax position. The Company had no unrecognized tax benefits at December 31, 2009 and it did not have increases or decreases in unrecognized tax benefits during 2010 and does not have any tax positions for which unrecognized tax benefits must be recorded at December 31, 2010. In addition, for the year ended December 31, 2010, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If the Company were to record interest and penalties associated with uncertain tax positions or as a result of an audit by a tax jurisdiction, the interest and penalties would be included in income tax expense. The Company does not believe it is reasonably possible that unrecognized tax benefits will significantly change in the next 12 months.
Tax years that remain open and subject to audit by major tax jurisdictions include the Company’s 2007 — 2010 Federal and Illinois income tax returns.

(19) Employes Benefit and Stock Plans
Stock Incentive Plan
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock, and in May 2009 the Company’s shareholders approved an additional 325,000 shares of common stock that may be offered under the 2007 Plan. All grants made in 2007, 2008 and 2009 were made pursuant to the 2007 Plan, and as of December 31, 2010, 120,328 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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
Stock-based compensation is measured as the fair value of an award on the date of grant and is recognized over the vesting period on a straight-line basis. The fair value of restricted shares is determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior as well as the term of the option, and expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. The risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ending December 31, 2010, 2009 and 2008:

	2010	2009	2008

Expected dividend yield	0.5%	1.7%	1.2%
Expected volatility	48.5%	46.3%	33.0%
Risk-free rate	2.5%	2.5%	3.3%
Expected option life (in years)	6.2	5.9	6.7

Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. As a result, recognized compensation expense for stock options and restricted share awards was reduced for estimated forfeitures prior to vesting. Forfeiture rates are estimated based on historical forfeiture experience. Stock-based compensation expense recognized in the Consolidated Statements of Income was $4.4 million, $6.7 million and $9.9 million and the related tax benefits were $1.7 million, $2.6 million and $3.8 million in 2010, 2009 and 2008, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value(2)
Stock Options	Shares	Strike Prices	Term(1)	($000)

Outstanding at January 1, 2008	2,505,181	$34.76
Granted	62,450	31.15
Exercised	(141,146)	15.54
Forfeited or canceled	(38,311)	46.16

Outstanding at December 31, 2008	2,388,174	$35.61	4.4	$3,890

Exercisable at December 31, 2008	1,921,823	$32.90	4.0	$3,890

Outstanding at January 1, 2009	2,388,174	$35.61
Granted	54,500	20.72
Exercised	(213,012)	11.84
Forfeited or canceled	(73,453)	34.57

Outstanding at December 31, 2009	2,156,209	$37.61	3.9	$8,959

Exercisable at December 31, 2009	1,842,508	$37.15	3.7	$8,382

Outstanding at January 1, 2010	2,156,209	$37.61
Granted	86,865	33.63
Exercised	(159,637)	14.95
Forfeited or canceled	(42,736)	51.46

Outstanding at December 31, 2010	2,040,701	$38.92	3.3	$8,028

Exercisable at December 31, 2010	1,803,298	$39.63	3.0	$7,368

Vested or expected to vest at December 31, 2010	2,034,276	38.95

(1)	Represents the weighted average contractual remaining life in years.

(2)	Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price at year end and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the year. Options with exercise prices above the year end stock price are excluded from the calculation of intrinsic value. This amount will change based on the fair market value of the Company’s stock.
The weighted average per share grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $15.83, $8.55 and $10.83, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $3.2 million, $2.6 million and $2.3 million, respectively.
Cash received from option exercises under the Plans for the years ended December 31, 2010, 2009 and 2008 was $2.4 million, $2.5 million and $2.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.2 million, $1.0 million and $1.3 million for 2010, 2009 and 2008, respectively.
A summary of the Plans’ restricted share award activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Grant-Date	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	208,430	$43.24	262,997	$44.09	308,627	$48.16
Granted	149,656	35.20	28,550	24.22	71,843	28.76
Vested (shares issued)	(58,411)	42.21	(81,492)	39.84	(111,859)	45.67
Forfeited	(635)	34.74	(1,625)	30.56	(5,614)	40.88

Outstanding at end of year	299,040	$39.44	208,430	$43.24	262,997	$44.09

Vested, but not issued at end of year	85,000	$51.88	—	—	—	—

The actual tax benefit realized upon the vesting of restricted shares is based on the fair value of the shares on the vesting date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares in 2010, 2009 and 2008 was $28,000, $754,000 and $723,000, respectively, less than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.
Beginning in the third quarter of 2009, the Company began paying a portion of the base pay of certain executives in shares of the Company’s stock. The number of shares granted as of each payroll date is based on the compensation earned during the period and the average of the high and low price of the Company’s common stock on the last day of the payroll period. In 2010, 5,279 shares were granted and issued at an average price of $33.15, and in 2009, 3,122 shares were granted and issued at an average price of $28.08. Shares granted under this arrangement are granted under the 2007 Plan.
As of December 31, 2010, there was $7.6 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $9.5 million, $6.9 million and $9.9 million, respectively.
The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.
Other Employee Benefits
Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $3.6 million in 2010, $3.2 million in 2009, and $2.9 million in 2008.
The Wintrust Financial Corporation Employee Stock Purchase Plan (“SPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The SPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the SPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the SPP, the purchase price of the shares of common stock may not be lower than the lesser of 85% of the fair market value per share of the common stock on the first day of the offering period or 85% of the fair market value per share of the common stock on the last date for the offering period. The Company’s Board of Directors authorized a purchase price calculation at 90% of fair market value for each of the offering periods. During 2010, 2009 and 2008, a total of 53,909 shares, 119,341 shares and 45,971 shares, respectively, were earned by participant and approximately $274,000, $963,000 and $141,000, respectively, was recognized as compensation expense. The current offering period concludes on March 31, 2011. The Company plans to continue to periodically offer common stock through this SPP subsequent to March 31, 2011. At December 31, 2010, 158,430 shares were available for future grants under the SPP.
The Company does not currently offer other postretirement benefits such as health care or other pension plans.
Directors Deferred Fee and Stock Plan
The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2010, 2009 and 2008, a total of 47,830 shares, 51,627 shares and 29,513 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2010, the Company has an obligation to issue 198,769 shares of common stock to directors and has 47,045 shares available for future grants under the DDFS Plan.

Cash Incentive and Retention Plan
In April 2008, the Company approved a Cash Incentive and Retention Plan (“CIRP”) which allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors or such other committee of the Board of Directors as may be designated by the Board of Directors from time to time. The CIRP generally provides for the grants of cash awards, as determined by the Compensation Committee, which may be earned pursuant to the achievement of performance criteria established by the Committee and/or continued employment. The performance criteria, if any, established by the Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company’s expense related to the CIRP was approximately $368,000 and $275,000 in 2010 and 2009, respectively.
(20) Regulatory Matters
Banking laws place restrictions upon the amount of dividends which can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2010, 2009 and 2008, cash dividends totaling $11.5 million, $100.0 million and $73.2 million, respectively, were paid to Wintrust by the banks. As of January 1, 2011, the banks had approximately $69.4 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.
The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2010 and 2009, reserve balances of approximately $77.2 million and $34.6 million, respectively, were required to be maintained at the Federal Reserve Bank.
The Company and the banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 leverage capital (as defined) to average quarterly assets (as defined).
The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum Tier 1 leverage ratio (Tier 1 Capital to total assets) of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other banking holding companies, the minimum Tier 1 leverage ratio is 4.0%. In addition the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2010 and 2009:

	2010	2009

Total Capital to Risk Weighted Assets	13.8%	12.4%
Tier 1 Capital to Risk Weighted Assets	12.5	11.0
Tier 1 Leverage Ratio	10.1	9.3

In 2002, Wintrust became designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2010, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 6.0%, and 5.0% for Total Capital to Risk-Weighted Assets, Tier 1 Capital to Risk-Weighted Assets and Tier 1 Leverage Ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the following table (dollars in thousands):

	December 31, 2010				December 31, 2009
			To Be Well				To Be Well
			Capitalized by				Capitalized by
	Actual		Regulatory Definition		Actual		Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$244,642	11.3%	$217,140	10.0%	$194,579	10.6%	$184,187	10.0%
Hinsdale Bank	149,582	12.7	118,260	10.0	126,631	10.7	118,160	10.0
North Shore Bank	164,869	13.1	126,268	10.0	131,277	12.6	104,538	10.0
Libertyville Bank	117,082	13.2	88,606	10.0	91,748	10.5	87,674	10.0
Barrington Bank	114,689	12.5	91,849	10.0	110,464	13.1	84,544	10.0
Crystal Lake Bank	80,453	14.1	57,234	10.0	63,586	11.5	55,115	10.0
Northbrook Bank	88,769	12.3	72,476	10.0	64,416	10.6	60,611	10.0
Advantage Bank	53,608	12.4	43,292	10.0	38,566	11.2	34,519	10.0
Village Bank	78,335	13.3	59,129	10.0	72,391	13.2	54,992	10.0
Beverly Bank	37,825	12.9	29,283	10.0	28,175	13.5	20,814	10.0
Town Bank	75,853	12.0	63,444	10.0	61,016	10.4	58,515	10.0
Wheaton Bank	64,049	13.8	46,426	10.0	42,467	12.7	33,381	10.0
State Bank of The Lakes	62,391	11.6	53,947	10.0	53,954	10.6	50,892	10.0
Old Plank Trail Bank	34,442	13.9	24,722	10.0	26,990	10.7	25,133	10.0
St. Charles Bank	36,743	13.4	27,404	10.0	24,881	12.9	19,335	10.0

Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$172,514	7.9%	$130,284	6.0%	$147,866	8.0%	$110,512	6.0%
Hinsdale Bank	128,769	10.9	70,956	6.0	102,860	8.7	70,896	6.0
North Shore Bank	114,393	9.1	75,761	6.0	93,928	9.0	62,723	6.0
Libertyville Bank	85,958	9.7	53,164	6.0	73,234	8.4	52,604	6.0
Barrington Bank	104,340	11.4	55,109	6.0	78,670	9.3	50,727	6.0
Crystal Lake Bank	74,505	13.0	34,341	6.0	51,903	9.4	33,069	6.0
Northbrook Bank	83,099	11.5	43,486	6.0	59,166	9.8	36,366	6.0
Advantage Bank	45,184	10.4	25,975	6.0	26,006	7.5	20,711	6.0
Village Bank	72,284	12.2	35,478	6.0	54,511	9.9	32,995	6.0
Beverly Bank	35,207	12.0	17,570	6.0	21,350	10.3	12,489	6.0
Town Bank	68,572	10.8	38,066	6.0	54,193	9.3	35,109	6.0
Wheaton Bank	59,197	12.8	27,856	6.0	31,035	9.3	20,029	6.0
State Bank of The Lakes	56,800	10.5	32,368	6.0	50,336	9.9	30,535	6.0
Old Plank Trail Bank	28,575	11.6	14,833	6.0	19,088	7.6	15,080	6.0
St. Charles Bank	34,279	12.5	16,442	6.0	18,232	9.4	11,601	6.0

Tier 1 Leverage Ratio:
Lake Forest Bank	$172,514	6.6%	$130,398	5.0%	$147,866	7.6%	$96,816	5.0%
Hinsdale Bank	128,769	9.2	70,021	5.0	102,860	7.4	69,333	5.0
North Shore Bank	114,393	7.9	72,902	5.0	93,928	7.1	65,815	5.0
Libertyville Bank	85,958	7.5	57,037	5.0	73,234	7.0	52,393	5.0
Barrington Bank	104,340	9.1	57,064	5.0	78,670	7.9	49,500	5.0
Crystal Lake Bank	74,505	10.4	36,001	5.0	51,903	7.8	33,277	5.0
Northbrook Bank	83,099	7.1	58,447	5.0	59,166	7.0	42,240	5.0
Advantage Bank	45,184	9.0	25,177	5.0	26,006	5.6	23,109	5.0
Village Bank	72,284	9.5	38,239	5.0	54,511	7.1	38,362	5.0
Beverly Bank	35,207	9.6	18,422	5.0	21,350	7.2	14,826	5.0
Town Bank	68,752	9.8	34,941	5.0	54,193	8.6	31,360	5.0
Wheaton Bank	59,197	8.1	36,433	5.0	31,035	7.2	21,524	5.0
State Bank of The Lakes	56,800	8.3	34,404	5.0	50,336	7.7	32,552	5.0
Old Plank Trail Bank	28,575	9.4	15,134	5.0	19,088	6.4	14,954	5.0
St. Charles Bank	34,279	10.3	16,628	5.0	18,232	7.4	12,338	5.0

Wintrust’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiary’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2010, these subsidiaries met their minimum net worth capital requirements.

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
These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $1.9 billion and $1.7 billion as of December 31, 2010 and 2009, respectively, and unused home equity lines totaled $829.9 million and $854.2 million, respectively. Standby and commercial letters of credit totaled $187.9 million at December 31, 2010 and $161.9 million at December 31, 2009.
In addition, at December 31, 2010 and 2009, the Company had approximately $303.1 million and $369.7 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $670.1 million at December 31, 2010 and $637.6 million at December 31, 2009. See Note 22 for further discussion on derivative instruments.
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
The Company sold approximately $3.7 billion of mortgage loans in 2010 and $4.7 billion in 2009. During 2010 and 2009, the Company provided an additional $11.0 million and $0.9 million, respectively, related to loss indemnification claims for residential mortgage loans previously sold to investors. These estimated losses primarily related to mortgages obtained through wholesale and correspondent channels which experienced early payment and other defaults meeting certain representation and warranty recourse requirements. Losses charged against the liability for estimated losses were $8.1 million and $2.3 million for 2010 and 2009, respectively. The liability for estimated losses on repurchase and indemnification was $8.9 million and $3.4 million at December 31, 2010 and 2009, respectively, and was included in other liabilities on the balance sheet.
The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. At December, 31, 2010, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $24 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	Balance			Balance
	Sheet	December 31,	December 31,	Sheet	December 31,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives designated as hedging instruments under ASC 815:

Interest rate swaps designated as Cash Flow Hedges	Other assets	$—	$—	Other liabilities	$12,986	$14,701

Derivatives not designated as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	13,769	7,759	Other liabilities	14,226	8,076
Interest rate lock commitments	Other assets	396	32	Other liabilities	2,320	3,002
Forward commitments to sell mortgage loans	Other assets	4,505	4,860	Other liabilities	442	37

Total derivatives not designated as hedging instruments under ASC 815		$18,670	$12,651		$16,988	$11,115

Total derivatives		$18,670	$12,651		$29,974	$25,816

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2010, the Company had five interest rate swaps with an aggregate notional amount of $175 million that were designated as cash flow hedges of interest rate risk.
The table below provides details on each of these five interest rate swaps as of December 31, 2010 (dollars in thousands):

	December 31, 2010
Maturity Date	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
	Amount	Gain (Loss)	(LIBOR)	(LIBOR)	Relationship

Pay fixed, receive variable:
September 2011	$20,000	(733)	0.30%	5.25%	Cash Flow
September 2011	40,000	(1,469)	0.30%	5.25%	Cash Flow
October 2011	25,000	(596)	0.29%	3.39%	Cash Flow
September 2013	50,000	(5,635)	0.30%	5.30%	Cash Flow
September 2013	40,000	(4,553)	0.30%	5.30%	Cash Flow

Total	$175,000	(12,986)

Since entering into these interest rate swaps, they have been used to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statements of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during 2010 or 2009. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows (dollars in thousands):

	December 31,
	2010	2009

Unrealized loss at beginning of period	$(15,487)	$(20,549)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	8,736	7,712
Amount of loss recognized in other comprehensive income	(6,572)	(2,650)

Unrealized loss at end of period	$(13,323)	$(15,487)

As of December 31, 2010, the Company estimates that during the next twelve months, $7.6 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
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
Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2010, the Company had approximately 130 derivative transactions (65 with customers and 65 with third parties) with an aggregate notional amount of approximately $593.7 million (all interest rate swaps) related to this program. These interest rate derivatives had maturity dates ranging from June 2011 to January 2033.
Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2010, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $451.6 million. At December 31, 2010, the Company had interest rate lock commitments with an aggregate notional amount of approximately $303.1 million. Additionally, the Company’s total mortgage loans held-for-sale at December 31, 2010 was $371.4 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2010 and December 31, 2009.

Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows (dollars in thousands):

		Years Ended December 31,
Derivative	Location in income statement	2010	2009

Interest rate swaps and floors	Other income	$(59)	$(137)
Mortgage banking derivatives	Mortgage banking revenue	286	1,974
Covered call options	Other income	2,236	1,998

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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2010 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $28.2 million. As of December 31, 2010 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $9.1 million of cash and $11.9 million of securities. If the Company had breached any of these provisions at December 31, 2010 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

(23) Fair Value of Financial Instruments
In accordance with ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities
U.S. Treasury	$96,097	$—	$96,097	$—
U.S. Government agencies	884,055	—	884,055	—
Municipal	52,303	—	35,887	16,416
Corporate notes and other	261,915	—	252,074	9,841
Mortgage-backed	161,681	—	159,221	2,460
Equity securities (1)	40,251	—	11,579	28,672
Trading account securities	4,879	71	436	4,372
Mortgage loans held-for-sale	356,662	—	356,662	—
Mortgage servicing rights	8,762	—	—	8,762
Nonqualified deferred compensation assets	3,613	—	3,613	—
Derivative assets	18,670	—	18,670	—

Total	$1,888,888	$71	$1,818,294	$70,523

Derivative liabilities	$29,974	$—	$29,974	$—

	December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale securities
U.S. Treasury	$110,816	$—	$110,816	$—
U.S. Government agencies	576,176	—	576,176	—
Municipal	65,336	—	48,184	17,152
Corporate notes and other	89,448	—	36,854	52,594
Mortgage-backed	375,306	—	216,857	158,449
Equity securities (1)	30,491	—	5,091	25,400
Trading account securities	33,774	186	1,664	31,924
Mortgage loans held-for-sale	265,786	—	265,786	—
Mortgage servicing rights	6,745	—	—	6,745
Nonqualified deferred compensation assets	2,827	—	2,827	—
Derivative assets	12,651	—	12,651	—
Retained interests from the sale/securitization of premium finance receivables	43,541	—	—	43,541

Total	$1,612,897	$186	$1,276,906	$335,805

Derivative liabilities	$25,816	$—	$25,816	$—

(1)	Excludes the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of December 31, 2010 and 2009 for mortgage loans held-for-sale measured at fair value under ASC 825 was $353.1 million and $262.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $356.7 million and $265.8 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2010 and 2009.

The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during the year ended December 31, 2010 are summarized as follows:

		Corporate
		notes and	Mortgage-	Equity
(Dollars in thousands)	Municipal	other debt	backed	securities

Balance at January 1, 2010	$17,152	$52,594	$158,449	$25,400
Total net gains (losses) included in:
Net income (1)	—	(35)	(7,947)	—
Other comprehensive income	—	1	2,520	(419)
Purchases, issuances and settlements, net	3,551	(42,181)	(145,736)	3,691
Net transfers into/(out of) Level 3	(4,287)	(538)	(4,826)	—

Balance at December 31, 2010	$16,416	$9,841	$2,460	$28,672

(1)	Income for Corporate notes and other and mortgage-backed securities is recognized as a component of interest income on securities.
The changes in Level 3 for all other assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2010 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	interests

Balance at January 1, 2010	$31,924	$6,745	$43,541
Total net gains (losses) included in:
Net income (1)	5,140	2,017	—
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	(32,692)	—	(43,541)
Net transfers into/(out of) Level 3	—	—	—

Balance at December 31, 2010	$4,372	$8,762	$—

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and trading account securities interest income. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
The changes in Level 3 available-for-sale securities measured at fair value on a recurring basis during the year ended December 31, 2009 are summarized as follows:

			Corporate
	U.S. Govt.		notes and	Mortgage-	Equity
(Dollars in thousands)	agencies	Municipal	other debt	backed	securities

Balance at January 1, 2009	$110	$9,373	$1,395	$4,010	$26,104
Total net gains (losses) included in:
Net income (1)	—	(112)	(404)	—	—
Other comprehensive income	(1)	—	—	5,416	—
Purchases, issuances and settlements, net	—	10,040	51,603	149,023	43
Net transfers into/(out of) Level 3	(109)	(2,149)	—	—	(747)

Balance at December 31, 2009	$—	$17,152	$52,594	$158,449	$25,400

(1)	Income for Municipal and Corporate notes and other is recognized as a component of interest income on securities.

The changes in Level 3 for all other assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2009 are summarized as follows:

	Trading	Mortgage
	account	servicing	Retained
(Dollars in thousands)	securities	rights	interests

Balance at January 1, 2009	$3,075	$3,990	$1,229
Total net gains (losses) included in:
Net income (1)	26,653	2,755	(358)
Other comprehensive income	—	—	—
Purchases, issuances and settlements, net	2,196	—	42,670
Net transfers into/(out of) Level 3	—	—	—

Balance at December 31, 2009	$31,924	$6,745	$43,541

(1)	Income for trading account securities is recognized as a component of trading income in non-interest income and changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income. Income for retained interests is recorded as a component of gain on sales of premium finance receivables or miscellaneous income in non-interest income.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2010.

					Twelve months
					Ended
					December 31, 2010
	December 31, 2010				Fair Value
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Losses Recognized

Impaired loans	$202,274	$—	$—	$202,274	$47,050
Other real estate owned	71,214	—	—	71,214	18,425

Total	$273,488	$—	$—	$273,488	$65,475

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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At December 31, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets:
Cash and cash equivalents	$172,580	172,580	158,616	158,616
Interest bearing deposits with banks	865,575	865,575	1,025,663	1,025,663
Available-for-sale securities	1,496,302	1,496,302	1,255,066	1,255,066
Trading account securities	4,879	4,879	33,774	33,774
Brokerage customer receivables	24,549	24,549	20,871	20,871
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	82,407	82,407	73,749	73,749
Mortgage loans held-for-sale, at fair value	356,662	356,662	265,786	265,786
Mortgage loans held-for-sale, at lower of cost or market	14,785	14,841	9,929	10,033
Total loans	9,934,239	10,088,429	8,411,771	8,403,305
Mortgage servicing rights	8,762	8,762	6,745	6,745
Nonqualified deferred compensation assets	3,613	3,613	2,827	2,827
Retained interests from the sale/securitization of premium finance receivables	—	—	43,541	43,541
Derivative assets	18,670	18,670	12,651	12,651
FDIC indemnification asset	118,182	118,182	—	—
Accrued interest receivable and other	137,744	137,744	129,774	129,774

Total financial assets	$13,238,949	13,393,195	11,450,763	11,442,401

Financial Liabilities:
Non-maturity deposits	$5,925,761	5,925,761	5,347,823	5,347,823
Deposits with stated maturities	4,877,912	4,925,403	4,569,251	4,616,658
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	423,500	440,644	430,987	446,663
Subordinated notes	50,000	50,000	60,000	60,000
Other borrowings	260,620	260,620	247,437	247,347
Secured borrowings owed to securitization investors	600,000	600,333	—	—
Junior subordinated debentures	249,493	251,971	249,493	245,990
Derivative Liabilities	29,974	29,974	25,816	25,816
Accrued interest payable and other	15,518	15,518	15,669	15,669

Total financial liabilities	$12,433,778	12,501,224	10,947,476	11,006,966

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
Other borrowings. The carrying value of other borrowings approximates fair value primarily due to the relatively short period of time to maturity or repricing. Other borrowings also includes the debt component of the Company’s issuance of tangible equity units. The fair value of the debt component is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently in effect for debt securities of similar remaining maturities. The carrying value of tangible equity units approximate fair value at December 31, 2010 due to the recent issuance of these units.
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows.
(24) Shareholders’ Equity
A summary of the Company’s common and preferred stock at December 31, 2010 and 2009 is as follows:

	2010	2009

Common Stock:
Shares authorized	60,000,000	60,000,000
Shares issued	34,864,068	27,079,308
Shares outstanding	34,864,068	24,206,819
Cash dividend per share	$0.18	$0.27

Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	50,000	300,000
Shares outstanding	50,000	300,000

The Company reserves shares of its authorized common stock specifically for its Stock Incentive Plan, its Employee Stock Purchase Plan and its Directors Deferred Fee and Stock Plan. The reserved shares and these plans are detailed in Note 19 -Employee Benefit and Stock Plans.
Common Stock Offering
In March 2010, the Company issued through a public offering a total of 6.7 million shares of its common stock at $33.25 per share. Net proceeds to the Company totaled $210.3 million. Additionally, in December 2010, the Company issued through a public offering a total of 3.7 million shares of common stock at $30.00 per share. Net proceeds to the Company totaled $104.8 million.

Tangible Equity Units
In December 2010, the Company sold 4.6 million 7.50% tangible equity units (“TEU”) at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit is composed of a prepaid common stock purchase contract and a junior subordinated amortizing note due December 15, 2013. The prepaid stock purchase contracts have been recorded as surplus (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as debt within other borrowings. Issuance costs associated with the debt component are recorded as a discount within other borrowings and will be amortized over the term of the instrument to December 15, 2013. The Company allocated the proceeds from the issuance of the TEU to equity and debt based on the relative fair values of the respective components of each unit. The aggregate fair values assigned to each component of the TEU offering are as follows:

	Equity	Debt	TEU
(Dollars and units in thousands)	Component	Component	Total

Units issued (1)	4,600	4,600	4,600
Unit price	$40.271818	$9.728182	$50.00
Gross proceeds	185,250	44,750	230,000
Issuance costs, including discount	5,934	1,419	7,353

Net proceeds	$179,316	$43,331	$222,647

Balance sheet impact:
Other borrowings	$—	$43,331	$43,331
Surplus	179,316	—	179,316

(1)	Each TEU consists of two components: 4.6 million units of the equity component and 4.6 million units of the debt component.
The fair value of the debt component was determined using a discounted cash flow model using the following assumptions: (1) quarterly cash payments of 7.5%; (2) a maturity date of December 15, 2013; and (3) an assumed discount rate of 9.5%. The discount rate used for estimating the fair value was determined by obtaining yields for comparably-rated issuers trading in the market. The debt component was recorded at fair value, and the discount is being amortized using the level yield method over the term of the instrument to the settlement date of December 15, 2013.
The fair value of the equity component was determined using Black-Scholes valuation models applied to the range of stock prices contemplated by the terms of the TEU and using the following assumptions: (1) risk-free interest rate of 0.95%; (2) expected stock price volatility in the range of 35%-45%; (c) dividend yield plus stock borrow cost of 0.85%; and (4) term of 3.02 years.
Each junior subordinated amortizing note, which had an initial principal amount of $9.728182, is bearing interest at 9.50% per annum, and has a scheduled final installment payment date of December 15, 2013. On each March 15, June 15, September 15 and December 15, the Company will pay equal quarterly installments of $0.9375 on each amortizing note. The quarterly installment payable at March 15, 2011, however, will be $0.989583. Each payment will constitute a payment of interest and a partial repayment of principal. The Company may defer installment payments at any time and from time to time, under certain circumstances and subject to certain conditions, by extending the installment period so long as such period of time does not extend beyond December 15, 2015.
Each prepaid common stock purchase contract will automatically settle on December 15, 2013 and the Company will deliver not more than 1.6666 shares and not less than 1.3333 shares of its common stock based on the applicable market value (the average of the volume weighted average price of Company common stock for the twenty (20) consecutive trading days ending on the third trading day immediately preceding December 15, 2013) as follows:

Applicable market value of
Company common stock	Settlement Rate

Less than or equal to $30.00	1.6666
Greater than $30.00 but less than $37.50	$50.00, divided by the applicable market value
Greater than or equal to $37.50	1.3333

At any time prior to the third business day immediately preceding December 15, 2013, the holder may settle the purchase contract early and receive 1.3333 shares of Company common stock, subject to anti-dilution adjustments. Upon settlement, an amount equal to $1.00 per common share issued will be reclassified from additional paid-in capital to common stock.
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
Series B Preferred Stock
Pursuant to the Treasury’s CPP, on December 19, 2008, the Company issued to the Treasury, in exchange for aggregate consideration of $250 million, (i) 250,000 shares of the Company’s Series B Preferred Stock, liquidation preference $1,000 per share, and (ii) a warrant to purchase 1,643,295 shares of Win-trust common stock at a per share exercise price of $22.82 and with a term of 10 years. The Series B Preferred Stock paid a cumulative dividend at a coupon rate of 5%.
In December 2010, the Company repurchased all 250,000 shares of its Series B Preferred Stock. The Series B Preferred Stock was repurchased at a price of $251.3 million, which included accrued and unpaid dividends of $1.3 million. The repurchase of the Series B Preferred Stock resulted in a non-cash deemed preferred stock dividend that reduced net income applicable to common shares in the fourth quarter of 2010 by approximately $11.4 million. This amount represents the difference between the repurchase price and the carrying amount of the Series B Preferred Stock, or the accelerated accretion of the applicable discount on the preferred shares. In February 2011, the Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering.
The relative fair values of the preferred stock and the warrant issued to the Treasury in conjunction with the Company’s participation in the CPP were determined through an analysis, as of the valuation date of December 19, 2008, of the fair value of the warrants and the fair value of the preferred stock, and an allocation of the relative fair value of each to the $250 million of total proceeds.
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

In addition to the warrant originally issued to the U.S. Treasury, the Company has issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Warrants outstanding at December 31, 2010 and 2009 totaled 19,000. The expiration date on these remaining outstanding warrants is February 2013.

At the January 2011 Board of Directors meeting, a semi-annual cash dividend of $0.09 per share ($0.18 on an annualized basis) was declared. It was paid on February 24, 2011 to shareholders of record as of February 10, 2011.
The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Unrealized net gains on available-for-sale securities	$9,579	680	12,703
Related tax expense	(3,754)	(277)	(4,838)

Net after tax unrealized gains on available-for-sale securities	5,825	403	7,865

Less: reclassification adjustment for net gains (losses) realized in net income during the year	9,832	(268)	(4,171)
Related tax expense (benefit)	(3,787)	103	1,607

Net after reclassification adjustment	6,045	(165)	(2,564)

Cumulative effect of change in accounting	156	309	—

Unrealized net gains (losses) on available-for-sale securities, net of reclassification adjustment	(64)	877	10,429

Unrealized net gains (losses) on derivatives used as cash flow hedges	2,164	5,062	(10,713)
Related tax (expense) benefit	(834)	(1,950)	3,654

After-tax unrealized net gains (losses) on derivatives used as cash flow hedges	1,330	3,112	(7,059)

Total other comprehensive income	$1,266	3,989	3,370

A roll-forward of the change in accumulated other comprehensive loss for the years ending December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Accumulated other comprehensive loss at beginning of year	$(6,622)	(10,302)	(13,672)
Cumulative effect of change in accounting	(156)	(309)	—
Other comprehensive income	1,266	3,989	3,370

Accumulated other comprehensive loss at end of year	$(5,512)	(6,622)	(10,302)

Accumulated other comprehensive loss at December 31, 2010, 2009 and 2008 is comprised of the following components (in thousands):

	2010	2009	2008

Accumulated unrealized gains on securities available-for-sale	$2,679	2,899	2,331
Accumulated unrealized losses on derivatives used as cash flow hedges	(8,191)	(9,521)	(12,633)

Total accumulated other comprehensive loss at end of year	$(5,512)	(6,622)	(10,302)

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
The following is a summary of certain operating information for reportable segments (in thousands):

				Parent &
	Community	Specialty	Wealth	Intersegment
	Banking	Finance	Management	Eliminations	Consolidated

2010
Net interest income (expense)	$386,594	89,870	12,275	(72,903)	415,836
Provision for credit losses	105,018	22,586	—	(2,940)	124,664
Noninterest income	133,110	13,643	45,447	(40)	192,160
Noninterest expense	304,223	27,021	46,576	4,705	382,525
Income tax expense (benefit)	39,032	8,266	4,257	(14,077)	37,478

Net income (loss)	$71,431	45,640	6,889	(60,631)	63,329

Total assets at end of year	$13,258,238	2,944,388	65,274	(2,287,744)	13,980,156

2009
Net interest income (expense)	$300,552	69,855	12,286	(70,817)	311,876
Provision for credit losses	165,302	7,537	—	(4,907)	167,932
Noninterest income	92,578	162,075	38,281	24,713	317,647
Noninterest expense	273,467	24,768	41,660	4,192	344,087
Income tax expense (benefit)	(19,780)	79,263	3,330	(18,378)	44,435

Net income (loss)	$(25,859)	120,362	5,577	(27,011)	73,069

Total assets at end of year	$12,019,936	2,185,225	62,458	(2,051,999)	12,215,620

2008
Net interest income (expense)	$237,404	74,264	10,401	(77,502)	244,567
Provision for credit losses	56,609	3,524	—	(2,692)	57,441
Noninterest income	71,181	5,465	36,333	(13,301)	99,678
Noninterest expense	193,846	18,368	37,528	6,421	256,163
Income tax expense (benefit)	20,136	22,959	3,912	(36,854)	10,153

Net income (loss)	$37,994	34,878	5,294	(57,678)	20,488

Total assets at end of year	$10,445,348	1,426,959	55,585	(1,269,566)	10,658,326

(26) Condensed Parent Company Financial Statements
Condensed parent company only financial statements of Wintrust follow:
Balance Sheets
(in thousands):

	December 31,
	2010	2009

Assets
Cash	$127,803	57,387
Available-for-sale securities, at fair value	7,419	11,990
Trading account securities	—	27,332
Investment in and receivables from subsidiaries	1,601,047	1,335,478
Loans, net of unearned income	5,489	—
Less: Allowance for loan losses	905	—

Net loans	4,584	—
Goodwill	8,347	8,347
Other assets	41,844	30,018

Total assets	$1,791,044	1,470,552

Liabilities and Shareholders’ Equity
Other liabilities	$10,671	19,623
Notes payable	1,000	1,000
Subordinated notes	50,000	60,000
Other borrowings	43,331	1,797
Junior subordinated debentures	249,493	249,493
Shareholders’ equity	1,436,549	1,138,639

Total liabilities and shareholders’ equity	$1,791,044	1,470,552

Statements of Income
(in thousands):

	Years Ended December 31,
	2010	2009	2008

Income
Dividends and interest from subsidiaries	$15,592	103,410	73,416
Trading revenue	4,839	26,864	—
Gains (losses) on available-for-sale securities, net	57	(1,210)	(6,262)
Other income	1,421	1,931	917

Total income	21,909	130,995	68,071

Expenses
Interest expense	18,667	19,139	24,349
Salaries and employee benefits	8,975	7,238	6,678
Other expenses	10,838	10,635	7,705

Total expenses	38,480	37,012	38,732

(Loss) income before income taxes and equity in undistributed loss of subsidiaries	(16,571)	93,983	29,339
Income tax benefit	8,997	1,241	17,104

(Loss) income before equity in undistributed net loss of subsidiaries	(7,574)	95,224	46,443
Equity in undistributed net income (loss) of subsidiaries	70,903	(22,155)	(25,955)

Net income	$63,329	73,069	20,488

Statements of Cash Flows
(in thousands):

	Years Ended December 31,
	2010	2009	2008

Operating activities:
Net income	$63,329	73,069	20,488
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	905	—	—
Loss (gain) on available-for-sale securities, net	(57)	1,210	6,262
Depreciation and amortization	757	711	418
Stock-based compensation expense	1,976	2,837	3,577
Deferred income tax (benefit) expense	(9,747)	10,990	(3,588)
Tax benefit from stock-based compensation arrangements	896	81	355
Decrease (increase) in trading securities, net	27,332	(26,864)	—
Excess tax benefits from stock-based compensation arrangements	(432)	(377)	(693)
Decrease (increase) in other assets	(3,071)	3,523	(6,413)
(Decrease) in other liabilities	(4,386)	(8,999)	(4,044)
Equity in undistributed net (income) loss of subsidiaries	(70,903)	22,155	25,955

Net cash provided by operating activities	6,599	78,336	42,317

Investing activities:
Capital contributions to subsidiaries	(194,524)	(203,775)	(54,750)
Other investing activity, net	(808)	20,086	1,807

Net cash used for investing activities	(195,332)	(183,689)	(52,943)

Financing activities:
Increase (decrease) in notes payable and other borrowings, net	43,331	—	(89,938)
Repayment of subordinated note	(10,000)	(10,000)	(5,000)
Net proceeds from issuance of preferred stock	—	—	299,258
Repayment of Series B preferred stock	(250,000)	—	—
Net proceeds from issuance of prepaid common stock purchase contracts	179,316	—	—
Issuance of common stock in a public offering	315,108	—	—
Issuance of common stock resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,956	4,912	3,680
Excess tax benefits from stock-based compensation arrangements	432	377	693
Dividends paid	(22,776)	(21,783)	(9,031)
Treasury stock purchases	(218)	(443)	(94)

Net cash provided by (used for) financing activities	259,149	(26,937)	199,568

Net increase (decrease) in cash	70,416	(132,290)	188,942
Cash at beginning of year	57,387	189,677	735

Cash at end of year	$127,803	57,387	189,677

(27) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for 2010, 2009 and 2008 (in thousands, except per share data):

			2010	2009	2008

Net income			$63,329	73,069	20,488
Less: Preferred stock dividends and discount accretion			19,643	19,556	2,076
Less: Non-cash deemed preferred stock dividend			11,361	—	—

Net income applicable to common shares — Basic	(A	)	$32,325	53,513	18,412
Add: Dividends on convertible preferred stock			—	4,000	—

Net income applicable to common shares — Diluted	(B	)	32,325	57,513	18,412

Weighted average common shares outstanding	(C	)	30,057	24,010	23,624
Effect of dilutive potential common shares			1,513	2,335	507

Weighted average common shares and effect of dilutive potential common shares	(D	)	31,570	26,345	24,131

Net income per common share — Basic	(A/C	)	$1.08	2.23	0.78
Net income per common share — Diluted	(B/D	)	$1.02	2.18	0.76

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock, tangible equity unit shares and shares to be issued under the SPP and the DDFS Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is adjusted by the associated preferred dividends.
(28) Quarterly Financial Summary (Unaudited)
The following is a summary of quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	2010 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Interest income	$142,496	149,248	147,401	153,962	122,079	127,129	141,577	136,829
Interest expense	46,631	44,934	44,421	41,285	57,297	54,632	53,914	49,895

Net interest income	95,865	104,314	102,980	112,677	64,782	72,497	87,663	86,934
Provision for credit losses	29,044	41,297	25,528	28,795	14,473	23,663	91,193	38,603

Net interest income after provision for credit losses	66,821	63,017	77,452	83,882	50,309	48,834	(3,530)	48,331
Non-interest income, excluding net securities gains (losses)	42,215	50,390	45,421	44,302	38,465	43,912	151,092	84,446
Net securities gains (losses)	392	46	9,235	159	(2,038)	1,540	(412)	642
Non-interest expense	83,938	92,663	99,723	106,201	76,962	84,245	92,563	90,317

Income before income taxes	25,490	20,790	32,385	22,142	9,774	10,041	54,587	43,102
Income tax expense	9,473	7,781	12,287	7,937	3,416	3,492	22,592	14,935

Net income	$16,017	13,009	20,098	14,205	6,358	6,549	31,995	28,167

Preferred stock dividends and discount accretion	4,943	4,943	4,943	4,814	5,000	5,000	4,668	4,888
Non-cash deemed preferred stock dividend	—	—	—	11,361	—	—	—	—

Net income (loss) applicable to common shares	$11,074	8,066	15,155	(1,970)	1,358	1,549	27,327	23,279

Net income (loss) per common share:
Basic	$0.43	0.26	0.49	(0.06)	0.06	0.06	1.14	0.96
Diluted	$0.41	0.25	0.47	(0.06)	0.06	0.06	1.07	0.90
Cash dividends declared per common share	$0.09	—	0.09	—	0.18	—	0.09	—

(29) Subsequent events
On February 3, 2011, the Company announced the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking business of Woodfield Planning Corporation (“Woodfield”) of Rolling Meadows, Illinois. With offices in Rolling Meadows, Illinois and Crystal Lake, Illinois, Woodfield originated approximately $180 million in mortgage loans in 2010.
On February 4, 2011, the Company announced that its wholly-owned subsidiary bank, Northbrook Bank, acquired certain assets and liabilities and the banking operations of Community First Bank-Chicago (“CFBC”) in an FDIC-assisted transaction. CFBC operated one location in Chicago and had approximately $51.1 million in total assets and $49.5 million in total deposits as of December 31, 2010. Northbrook Bank acquired substantially all of CFBC’s assets at a discount of approximately 8% and assumed all of the non-brokered deposits at a premium of approximately 0.5%. In connection with the acquisition, Northbrook Bank entered into a loss sharing agreement with the FDIC whereby Northbrook Bank will share in losses with the FDIC on certain loans and foreclosed real estate at CFBC.
On February 14, 2011 the Treasury sold all 1.6 million warrants to purchase the Company’s common stock it received in connection with its purchase of the Company’s Series B Preferred Stock in December, 2008. The Treasury sold the warrants to third parties, in a publicly registered modified Dutch auction for $15.80 per warrant. The Company received no proceeds in connection with the offering.
Holders of the warrants have the right to buy the Company’s common stock at a price of $22.82 per share. The warrants are traded on the NASDAQ Global Select Market and expire on December 19, 2018.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company made no changes in or had no disagreements with its independent accountants during the two most recent fiscal years or any subsequent interim period.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control -Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer

Lake Forest, Illinois
March 1, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries
We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wintrust Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Wintrust Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young, LLP
Chicago, Illinois
March 1, 2011

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 26, 2011 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the NAS-DAQ Global Select Market. The code applies to all of the Company’s directors, officers and employees and is included as Exhibit 14.1 and posted on the Company’s website (www.wintrust.com). The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.
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
The following table summarizes information as of December 31, 2010, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
			Number of securities
			remaining available
	Number of		for future issuance
	securities to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
• WTFC 1997 Stock Incentive Plan, as amended	1,731,073	$38.64	—
• WTFC 2007 Stock Incentive Plan	524,855	$20.03	120,328
• WTFC Employee Stock Purchase Plan	—	—	171,640
• WTFC Directors Deferred Fee and Stock Plan	—	—	245,814

	2,255,928	$34.31	537,782

Equity compensation plans not approved by security holders(1)
• N/A	—	—	—

Total	2,255,928	$34.31	537,782

(1)	Excludes 83,813 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc., Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc. and Hinsbrook Bancshares, Inc. The weighted average exercise price of those options is $24.34. No additional awards will be made under these plans.
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

The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•	Consolidated Statements of Condition as of December 31, 2010 and 2009

•	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3.	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Statement of Resolution Establishing Series of Junior Serial Preferred Stock A of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10- K for the year ended December 31, 1998).

3.3	Amended and Restated Certificate of Designations of Wintrust Financial Corporation filed on December 18, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

3.4	Certificate of Designations of Wintrust Financial Corporation filed on December 18, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

3.5	Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.2	Warrant Agreement, dated as of February 8, 2011, between Wintrust Financial Corporation and Wells Fargo Bank, N.A. as Warrant Agent (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2011).

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2011).

4.4	Junior Subordinated Indenture dated December 10, 2010 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.5	First Supplemental Indenture dated December 10, 2010 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.6	Purchase Contract Agreement dated December 10, 2010 among the Company, U.S. Bank National Association, as purchase contract agent, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.7	Form of Amortizing Note (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.8	Form of Purchase Contract (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.9	Form of Equity Unit (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.4	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.5	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.6	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003).

10.7	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.8	$25.0 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.9	Second Amended and Restated Pledge and Security Agreement, dated as of November 5, 2009 by Win-trust Financial Corporation for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2009).

10.10	Indenture dated as of September 1, 2006, between Wintrust Financial Corporation and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.11	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among Wintrust Financial Corporation, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.12	Guarantee Agreement, dated as of September 1, 2006, between Wintrust Financial Corporation, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8- K filed with the Securities and Exchange Commission on September 6, 2006).

10.13	Amended and Restated Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.14	Amended and Restated Employment Agreement entered into between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.15	Amended and Restated Employment Agreement entered into between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.16	Amended and Restated Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.17	Employment Agreement entered into between the Company and Leona A. Gleason, dated January 4, 2010*

10.18	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.19	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.20	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004.).*

10.21	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004.).*

10.22	Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007).*

10.23	Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.24	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004).*

10.25	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004).*

10.26	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.27	Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.28	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.29	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.30	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan (incorporated by reference to Exhibit A of the Proxy Statement relating to the May 28, 2008 Annual Meeting of Shareholders of the Company).*

10.31	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.32	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.33	Form of Senior Executive Officer Capital Purchase Program Waiver, executed by each of Messrs. David A. Dykstra, Richard B. Murphy, David L. Stoehr and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.34	Form of Senior Executive Officer Capital Purchase Program Letter Agreement, executed by each of Messrs. David A. Dykstra, Richard B. Murphy, David L. Stoehr, and Edward J. Wehmer with Wintrust Financial Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.35	Investment Agreement dated as of August 26, 2008 between Wintrust Financial Corporation and CIVC-WTFC LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

10.36	Asset Purchase Agreement, dated as of July 28, 2009, between American International Group, Inc. and First Insurance Funding Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2009).

10.37	Form of Director Indemnification Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.38	Form of Officer Indemnification Agreement. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.39	Amended and Restated Credit Agreement, dated as of October 30, 2009 among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

10.40	First Amendment Agreement, dated as of December 15, 2009, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009).

10.41	Second Amendment Agreement, dated as of October 29, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.42	Third Amendment Agreement, dated as of December 6, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent.

10.43	Letter Agreement, dated as of December 22, 2010, between Wintrust Financial Corporation and the United Stated Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

13.1	2010 Annual Report to Shareholders

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of the Principal Executive Officer of Wintrust pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer of Wintrust pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.

PAGE INTENTIONALLY LEFT BLANK

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
March 1, 2011	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER D. CRIST Peter D. Crist	Chairman of the Board of Directors	March 1, 2011

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	March 1, 2011

/s/ JOSEPH F. DAMICO Joseph F. Damico	Director	March 1, 2011

/s/ BERT A. GETZ, JR. Bert A. Getz, Jr.	Director	March 1, 2011

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	March 1, 2011

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	March 1, 2011

/s/ CHARLES H. JAMES III Charles H. James III	Director	March 1, 2011

/s/ ALBIN F. MOSCHNER Albin F. Moschner	Director	March 1, 2011

/s/ THOMAS J. NEIS Thomas J. Neis	Director	March 1, 2011

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	March 1, 2011

/s/ HOLLIS W. RADEMACHER Hollis W. Rademacher	Director	March 1, 2011

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	March 1, 2011