Form 10-Q
period 2011-03-31
WINTRUST FINANCIAL CORP
filed 2011-05-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Common Stock — no par value, 34,962,816 shares, as of May 3, 2011

Page
PART I. — FINANCIAL INFORMATION

ITEM 1. Financial Statements	1-40

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41-79

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	80-81

ITEM 4. Controls and Procedures	82

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings	NA

ITEM 1A. Risk Factors	82

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	82

ITEM 3. Defaults Upon Senior Securities	NA

ITEM 4. Removed and Reserved	NA

ITEM 5. Other Information	NA

ITEM 6. Exhibits	83

Signatures	84
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	March 31,	December 31,	March 31,
(In thousands, except share data)	2011	2010	2010

Assets
Cash and due from banks	$140,919	$153,690	$106,501
Federal funds sold and securities purchased under resale agreements	33,575	18,890	15,393
Interest-bearing deposits with other banks (balance restricted for securitization investors of $35,630 at March 31, 2011, $36,620 at December 31, 2010, and $114,925 at March 31, 2010)	946,193	865,575	1,222,323
Available-for-sale securities, at fair value	1,710,321	1,496,302	1,205,919
Trading account securities	2,229	4,879	39,938
Federal Home Loan Bank and Federal Reserve Bank stock	85,144	82,407	74,001
Brokerage customer receivables	25,361	24,549	20,978
Mortgage loans held-for-sale, at fair value	92,151	356,662	149,897
Mortgage loans held-for-sale, at lower of cost or market	2,335	14,785	6,152
Loans, net of unearned income, excluding covered loans	9,561,802	9,599,886	9,070,562
Covered loans	431,299	334,353	—

Total loans	9,993,101	9,934,239	9,070,562
Less: Allowance for loan losses	115,049	113,903	102,397
Less: Allowance for covered loan losses	4,844	—	—

Net Loans (balance restricted for securitization investors of $647,793 at March 31, 2011, $646,268 at December 31, 2010, and $565,185 at March 31, 2010)	9,873,208	9,820,336	8,968,165
Premises and equipment, net	369,785	363,696	348,182
FDIC indemnification asset	124,785	118,182	—
Accrued interest receivable and other assets	394,292	366,438	363,676
Trade date securities receivable	—	—	27,850
Goodwill	281,940	281,190	278,025
Other intangible assets	12,056	12,575	12,978

Total assets	$14,094,294	$13,980,156	$12,839,978

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$1,279,256	$1,201,194	$871,830
Interest bearing	9,635,913	9,602,479	8,853,040

Total deposits	10,915,169	10,803,673	9,724,870
Notes payable	1,000	1,000	1,000
Federal Home Loan Bank advances	423,500	423,500	421,775
Other borrowings	250,032	260,620	218,079
Secured borrowings — owed to securitization investors	600,000	600,000	600,000
Surbordinated notes	50,000	50,000	60,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	10,000	—	62,017
Accrued interest payable and other liabilities	141,847	155,321	137,912

Total liabilities	12,641,041	12,543,607	11,475,146

Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A — $1,000 liquidation value; 50,000 shares issued and outstanding at March 31, 2011, December 31, 2010 and March 31, 2010	49,672	49,640	49,379
Series B — $1,000 liquidation value; no shares issued and outstanding at March 31, 2011 and December 31, 2010, and 250,000 shares issued and outstanding at March 31, 2010	—	—	236,263
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 34,947,251 shares issued at March 31, 2011, 34,864,068 shares issued at December 31, 2010, and 31,044,449 shares issued at March 31, 2010	34,947	34,864	31,044
Surplus	967,587	965,203	677,090
Treasury stock, at cost, 1,069 shares at March 31, 2011 and no shares at December 31, 2010 and March 31, 2010, respectively	(74)	—	—
Retained earnings	404,580	392,354	373,903
Accumulated other comprehensive loss	(3,459)	(5,512)	(2,847)

Total shareholders’ equity	1,453,253	1,436,549	1,364,832

Total liabilities and shareholders’ equity	$14,094,294	$13,980,156	$12,839,978

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010

Interest income
Interest and fees on loans	$136,543	$129,542
Interest bearing deposits with banks	936	1,274
Federal funds sold and securities purchased under resale agreements	32	49
Securities	9,540	11,012
Trading account securities	13	21
Federal Home Loan Bank and Federal Reserve Bank stock	550	459
Brokerage customer receivables	166	139

Total interest income	147,780	142,496

Interest expense
Interest on deposits	23,956	33,212
Interest on Federal Home Loan Bank advances	3,958	4,346
Interest on notes payable and other borrowings	2,630	1,462
Interest on secured borrowings — owed to securitization investors	3,040	2,995
Interest on subordinated notes	212	241
Interest on junior subordinated debentures	4,370	4,375

Total interest expense	38,166	46,631

Net interest income	109,614	95,865
Provision for credit losses	25,344	29,044

Net interest income after provision for credit losses	84,270	66,821

Non-interest income
Wealth management	10,236	8,667
Mortgage banking	11,631	9,727
Service charges on deposit accounts	3,311	3,332
Gains on available-for-sale securities, net	106	392
Gain on bargain purchases	9,838	10,894
Trading (losses) gains	(440)	5,961
Other	6,205	3,634

Total non-interest income	40,887	42,607

Non-interest expense
Salaries and employee benefits	56,099	49,072
Equipment	4,264	3,896
Occupancy, net	6,505	6,230
Data processing	3,523	3,407
Advertising and marketing	1,614	1,314
Professional fees	3,546	3,107
Amortization of other intangible assets	689	645
FDIC insurance	4,518	3,809
OREO expenses, net	5,808	1,337
Other	11,543	11,121

Total non-interest expense	98,109	83,938

Income before taxes	27,048	25,490
Income tax expense	10,646	9,473

Net income	$16,402	$16,017

Preferred stock dividends and discount accretion	$1,031	$4,943

Net income applicable to common shares	$15,371	$11,074

Net income per common share — Basic	$0.44	$0.43

Net income per common share — Diluted	$0.36	$0.41

Cash dividends declared per common share	$0.09	$0.09

Weighted average common shares outstanding	34,928	25,942
Dilutive potential common shares	7,794	1,139

Average common shares and dilutive common shares	42,722	27,081

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						other	Total
	Preferred	Common		Treasury	Retained	comprehensive	shareholder’s
(In thousands)	stock	stock	Surplus	stock	earnings	income (loss)	equity

Balance at December 31, 2009	$284,824	$27,079	$589,939	$(122,733)	$366,152	$(6,622)	$1,138,639
Comprehensive income:
Net income	—	—	—	—	16,017	—	16,017
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	4,095	4,095
Unrealized losses on derivative instruments	—	—	—	—	—	(164)	(164)

Comprehensive income							19,948

Cash dividends declared on common stock	—	—	—	—	(2,191)	—	(2,191)
Dividends on preferred stock	—	—	—	—	(4,125)	—	(4,125)
Accretion on preferred stock	818	—	—	—	(818)	—	—
Common stock repurchases	—	—	—	(98)	—	—	(98)
Stock-based compensation	—	—	1,414	—	—	—	1,414
Cumulative effect of change in accounting for loan securitizations	—	—	—	—	(1,132)	(156)	(1,288)
Common stock issued for:
New issuance, net of costs	—	3,795	83,919	122,831	—	—	210,545
Exercise of stock options and warrants	—	78	1,621	—	—	—	1,699
Restricted stock awards	—	31	(237)	—	—	—	(206)
Employee stock purchase plan	—	13	482	—	—	—	495
Director compensation plan	—	48	(48)	—	—	—	—

Balance at March 31, 2010	$285,642	$31,044	$677,090	$—	$373,903	$(2,847)	$1,364,832

Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Comprehensive income:
Net income	—	—	—	—	16,402	—	16,402
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	749	749
Unrealized gains on derivative instruments	—	—	—	—	—	1,304	1,304

Comprehensive income	—	—	—	—	—	—	18,455

Cash dividends declared on common stock	—	—	—	—	(3,145)	—	(3,145)
Dividends on preferred stock	—	—	—	—	(999)	—	(999)
Accretion on preferred stock	32	—	—	—	(32)	—	—
Common stock repurchases	—	—	—	(74)	—	—	(74)
Stock-based compensation	—	—	1,094	—	—	—	1,094
Common stock issued for:
Exercise of stock options and warrants	—	33	546	—	—	—	579
Restricted stock awards	—	12	(16)	—	—	—	(4)
Employee stock purchase plan	—	13	423	—	—	—	436
Director compensation plan	—	25	337	—	—	—	362

Balance at March 31, 2011	$49,672	$34,947	$967,587	$(74)	$404,580	$(3,459)	$1,453,253

	Three Months Ended March 31,
	2011	2010

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities arising during the period, net	$1,370	$6,798
Unrealized gains (losses) on derivative instruments arising during the period, net	2,121	(267)
Less: Reclassification adjustment for gains included in net income, net	106	392
Less: Income tax expense	1,332	2,364

Other comprehensive income	$2,053	$3,775

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2011	2010

Operating Activities:
Net income	$16,402	$16,017
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	25,344	29,044
Depreciation and amortization	5,551	5,130
Stock-based compensation expense	1,094	1,414
Tax benefit from stock-based compensation arrangements	235	396
Excess tax benefits from stock-based compensation arrangements	(194)	(570)
Net amortization of premium on securities	4,176	413
Mortgage servicing rights fair value change and amortization, net	(140)	538
Originations and purchases of mortgage loans held-for-sale	(562,088)	(686,679)
Proceeds from sales of mortgage loans held-for-sale	843,209	816,427
Bank owned life insurance income, net of claims	(876)	(623)
Decrease (increase) in trading securities, net	2,650	(6,164)
Net increase in brokerage customer receivables	(812)	(107)
Gain on mortgage loans sold	(4,160)	(10,081)
Gain on available-for-sale securities, net	(106)	(392)
Gain on bargain purchases	(9,838)	(10,894)
Decrease in accrued interest receivable and other assets, net	47,043	31,080
Decrease in accrued interest payable and other liabilities, net	(16,406)	(23,813)

Net Cash Provided by Operating Activities	351,084	161,136

Investing Activities:
Proceeds from maturities of available-for-sale securities	284,469	364,778
Proceeds from sales of available-for-sale securities	50,142	184,515
Purchases of available-for-sale securities	(541,199)	(507,544)
Net cash received for acquisitions	21,371	—
Net increase in interest-bearing deposits with banks	(56,222)	(81,735)
Net decrease (increase) in loans	17,691	(131,153)
Purchases of premises and equipment, net	(10,557)	(2,148)

Net Cash Used for Investing Activities	(234,305)	(173,287)

Financing Activities:
Decrease in deposit accounts	(100,938)	(192,207)
Decrease in other borrowings, net	(10,808)	(29,358)
Decrease in Federal Home Loan Bank advances, net	—	(9,300)
Excess tax benefits from stock-based compensation arrangements	194	570
Issuance of common stock, net of issuance costs	—	210,545
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	905	1,593
Common stock repurchases	(74)	(98)
Dividends paid	(4,144)	(6,316)

Net Cash Used for Financing Activities	(114,865)	(24,571)

Net Increase (Decrease) in Cash and Cash Equivalents	1,914	(36,722)
Cash and Cash Equivalents at Beginning of Period	172,580	158,616

Cash and Cash Equivalents at End of Period	$174,494	$121,894

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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Operating results reported for the three-month period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, covered loan losses, and losses on lending-related commitments, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 “Summary of Significant Accounting Policies” of the Company’s 2010 Form 10-K.
(2) Recent Accounting Developments
Disclosures about Fair Value of Financial Instruments
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amended the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance required new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance required a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure of the roll forward activities for Level 3 fair value measurements, which became effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Note 15 — Fair Value of Assets and Liabilities.
Credit Quality Disclosures of Financing Receivables and Allowance for Credit Losses
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which required more information in disclosures related to the credit quality of financing receivables and the credit reserves held against them. This guidance required the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses as well as to disclose additional information related to credit quality indicators, past due information, and impaired loans. This ASU also included disclosure requirements for information related to loans modified in a troubled debt restructuring, however these disclosures were deferred in January 2011 upon FASB’s issuance of ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in update No. 2010-20” to become effective for reporting periods beginning on or after June 15, 2011. All other provisions of ASU 2010-20, except for the summary of activity in the allowance for credit losses by loan portfolio, were effective for the Company’s reporting period ending on or after December 15, 2010. Although not required, the Company disclosed the summary of activity in the allowance for credit losses for the year ending December 31, 2010. Additional credit quality disclosures are included in our consolidated financial statements to provide disaggregated information with respect to the Company’s loan portfolio and the allowance for loan losses. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. See Item 2 — Loan Portfolio and Asset Quality for further detail.

Determination of a Troubled Debt Restructuring
In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which seeks to clarify guidance used to evaluate troubled debt restructurings resulting in consistent application of U.S. GAAP. The update provides guidance to evaluate what is considered to be an economic concession as well as circumstances which indicate that a debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect adoption of this new guidance to significantly change its troubled debt restructuring determination process or have a material impact on its consolidated financial statements.
(3) Business Combinations
FDIC-Assisted Transactions
Since April 2010, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of five financial institutions in FDIC-assisted transactions.
The following table presents details related to these transactions:

				Community First	The Bank of
(Dollars in thousands)	Lincoln Park	Wheatland	Ravenswood	Bank - Chicago	Commerce
Date of acquisition	April 23, 2010	April 23, 2010	August 6, 2010	February 4, 2011	March 25, 2011
Fair value of assets acquired, at the acquisition date	$157,078	$343,870	$173,919	$50,763	$172,956
Fair value of loans acquired, at the acquisition date	103,420	175,277	97,956	27,332	83,276
Fair value of liabilities assumed, at the acquisition date	192,018	415,560	122,943	49,687	168,152
Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to these loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At the acquisition date, the Company estimated the fair value of the reimbursable losses to be approximately $41.6 million for The Bank of Commerce (“TBOC”) acquisition and $6.5 million for the Community First Bank-Chicago (“CFBC”) acquisitions. In 2010, the Company estimated the fair value of the reimbursable losses to be approximately $44.0 million for the Ravenswood acquisition, and $113.8 million for the Lincoln Park and Wheatland acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses. Certain purchase price allocations for TBOC and CFBC, such as the fair valuation of loans, are preliminary. The final allocation is not expected to result in material changes.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. These transactions resulted in bargain purchase gains of $9.8 million in the first quarter 2011, $7.9 million for TBOC and $1.9 million for CFBC, and are shown as a component of non-interest income on the Company’s Consolidated Statements of Income. In 2010, FDIC-assisted transactions resulted in bargain purchase gains of $33.1 million, $6.6 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park.
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
Acquisition of Woodfield Planning Corporation
On February 3, 2011, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of Woodfield Planning Corporation (“Woodfield”) of Rolling Meadows, Illinois. With offices in Rolling Meadows, Illinois and Crystal

Lake, Illinois, Woodfield originated approximately $180 million in mortgage loans in 2010.
Purchased loans with evidence of credit quality deterioration since origination
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio.
In determining the acquisition date fair value of purchased impaired loans for the five FDIC-assisted transactions, and in subsequent accounting, the Company aggregates these purchased loans into pools of loans with common risk characteristics. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.
The Company purchased a portfolio of life insurance premium finance receivables in 2009. These purchased life insurance premium finance receivables are valued on an individual basis with the accretable component being recognized into interest income using the effective yield method over the estimated remaining life of the loans. The non-accretable portion is evaluated each quarter and if the loans’ credit related conditions improve, a portion is transferred to the accretable component and accreted over future periods. In the event a specific loan prepays in whole, any remaining accretable and non-accretable discount is recognized in income immediately. If credit related conditions deteriorate, an allowance related to these loans will be established as part of the provision for credit losses.
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
(5) Available-for-sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	Cost	gains	losses	Value
U.S. Treasury	$104,360	$1	$(8,201)	$96,160
U.S. Government agencies	792,898	3,241	(285)	795,854
Municipal	47,576	934	(104)	48,406
Corporate notes and other:
Financial issuers	146,121	3,362	(2,453)	147,030
Other	87,854	715	(26)	88,543
Mortgage-backed: (1)
Agency	484,738	9,787	(986)	493,539
Non-agency CMOs	397	7	—	404
Other equity securities	40,725	80	(420)	40,385

Total available-for-sale securities	$1,704,669	$18,127	$(12,475)	$1,710,321

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	Cost	gains	losses	Value
U.S. Treasury	$104,418	$—	$(8,321)	$96,097
U.S. Government agencies	882,095	2,682	(722)	884,055
Municipal	51,493	896	(86)	52,303
Corporate notes and other:
Financial issuers	186,931	3,048	(2,972)	187,007
Other	74,629	330	(51)	74,908
Mortgage-backed: (1)
Agency	148,693	9,963	(3)	158,653
Non-agency CMOs	3,018	10	—	3,028
Other equity securities	40,636	96	(481)	40,251

Total available-for-sale securities	$1,491,913	$17,025	$(12,636)	$1,496,302

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011:

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses

U.S. Treasury	$94,148	$(8,201)	$—	$—	$94,148	$(8,201)
U.S. Government agencies	128,120	(285)	—	—	128,120	(285)
Municipal	4,798	(65)	3,318	(39)	8,116	(104)
Corporate notes and other:
Financial issuers	63,048	(1,298)	4,787	(1,155)	67,835	(2,453)
Other	7,292	(26)	—	—	7,292	(26)
Mortgage-backed:
Non-agency CMOs	221,361	(986)			221,361	(986)
Other equity securities	28,075	(420)	—	—	28,075	(420)

Total	$546,842	$(11,281)	$8,105	$(1,194)	$554,947	$(12,475)

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
The Company does not consider securities with unrealized losses at March 31, 2011 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of three trust-preferred securities with high investment grades. These obligations have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Realized gains	$106	$507
Realized losses	—	(115)

Net realized gains	$106	$392
Other than temporary impairment charges	—	—

Gains on available- for-sale securities, net	$106	$392

Proceeds from sales of available-for-sale securities	$50,142	$184,515

The amortized cost and fair value of securities as of March 31, 2011 and December 31, 2010, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$449,298	$449,786	$647,494	$647,987
Due in one to five years	376,031	377,351	309,795	310,663
Due in five to ten years	233,052	226,530	194,442	185,938
Due after ten years	120,428	122,326	147,835	149,782
Mortgage-backed	485,135	493,943	151,711	161,681
Other equity securities	40,725	40,385	40,636	40,251

Total available-for-sale securities	$1,704,669	$1,710,321	$1,491,913	$1,496,302

At March 31, 2011 and December 31, 2010, securities having a carrying value of $895 million and $876 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At March 31, 2011, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Balance:
Commercial	$1,937,561	$2,049,326	$1,749,895
Commercial real-estate	3,356,562	3,338,007	3,333,157
Home equity	891,332	914,412	924,993
Residential real-estate	344,909	353,336	322,984
Premium finance receivables — commercial	1,337,851	1,265,500	1,317,822
Premium finance receivables — life insurance	1,539,521	1,521,886	1,233,573
Indirect consumer	52,379	51,147	83,136
Other loans	101,687	106,272	105,002

Total loans, net of unearned income, excluding covered loans	$9,561,802	$9,599,886	$9,070,562
Covered loans	431,299	334,353	—

Total loans	$9,993,101	$9,934,239	$9,070,562

Mix:
Commercial	19%	21%	19%
Commercial real-estate	34	34	37
Home equity	9	9	10
Residential real-estate	4	3	4
Premium finance receivables — commercial	13	13	14
Premium finance receivables — life insurance	15	15	14
Indirect consumer	1	1	1
Consumer and other	1	1	1

Total loans, net of unearned income, excluding covered loans	96%	97%	100%
Covered loans	4	3	—

Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $34.6 million at March 31, 2011, $32.3 million at December 31, 2010 and $37.1 million at March 31, 2010. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions during 2010 and 2011 are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total indirect consumer loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $11.5 million at March 31, 2011, $12.5 million at December 31, 2010 and $11.9 million at March 31, 2010.
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
Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination
As part of our acquisition of a portfolio of life insurance premium finance loans in 2009 as well as the FDIC-assisted bank acquisitions in 2010 and 2011, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	March 31, 2011		December 31, 2010
	Unpaid		Unpaid
	Principal	Carrying	Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Acquisitions during the period:
The Bank of Commerce (1)	$134,082	$83,282	$—	$—
Community First Bank — Chicago	31,604	25,440	—	—

Acquisitions during prior periods:
Covered loans from FDIC-assisted acquistions	384,767	322,577	432,566	331,295
Life insurance premium finance loans	722,766	675,076	752,129	695,587

(1)	Certain purchase price allocations, such as the fair valuation of loans, are preliminary. The final allocation is not expected to result in material changes.
For the loans acquired as a result of acquisitions during the first quarter of 2011, the following table provides estimated details on these loans at the date of each acquisition:

	The Bank of	Community First
(Dollars in thousands)	Commerce	Bank - Chicago
Contractually required payments including interest	$136,162	$35,597
Less: Nonaccretable difference	47,686	6,450

Cash flows expected to be collected (1)	88,476	29,147
Less: Accretable yield	5,200	1,907

Fair value of loans acquired with evidence of credit quality deterioration since origination	$83,276	$27,240

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with the covered loan portfolio at March 31, 2011.
Accretable Yield Activity
The following table provides activity for the accretable yield of loans acquired with evidence of credit quality deterioration since origination:

	Three Months Ended
	March 31, 2011
		Life Insurance
	FDIC-Assisted	Premium
(Dollars in thousands)	Acquisitions	Finance Loans
Accretable yield, beginning balance	$39,809	$33,315
Acquisitions	7,107	—
Accretable yield amortized to interest income	(14,159)	(9,052)
Increase in expected cash flows (1)	58,575	1,280

Accretable yield, ending balance	$91,332	$25,543

(1)	Represents reclassifications to/from non-accretable difference, increases/decreases in interest cash flows due to prepayments and/or changes in interest rates.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at March 31, 2011, December 31, 2010 and March 31, 2010:

		90+ days	60-89	30-59
As of March 31, 2011		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$24,277	$150	$3,233	$9,201	$1,240,796	$1,277,657
Franchise	1,792	—	—	—	112,584	114,376
Mortgage warehouse lines of credit	—	—	—	—	33,482	33,482
Community Advanatage — homeowners association	—	—	—	—	75,948	75,948
Aircraft	74	—	—	—	22,243	22,317
Asset-based lending	—	—	216	2,355	299,328	301,899
Municipal	—	—	—	—	60,376	60,376
Leases	14	—	—	88	51,404	51,506
Other	—	—	—	—	—	—

Total commercial	26,157	150	3,449	11,644	1,896,161	1,937,561

Commercial real-estate:
Residential construction	7,891	—	1,057	3,587	78,832	91,367
Commercial construction	1,396	692	2,469	680	116,311	121,548
Land	26,974	—	7,366	12,455	183,419	230,214
Office	17,945	—	1,705	3,059	534,558	557,267
Industrial	1,251	524	1,672	8,499	483,690	495,636
Retail	12,824	—	4,994	5,810	499,486	523,114
Multi-family	5,968	—	1,107	5,059	281,729	293,863
Mixed use and other	19,752	781	7,187	19,835	995,998	1,043,553

Total commercial real-estate	94,001	1,997	27,557	58,984	3,174,023	3,356,562

Home equity	11,184	—	3,366	6,603	870,179	891,332
Residential real estate	4,909	—	918	5,174	333,908	344,909
Premium finance receivables
Commercial insurance loans	9,550	6,319	4,433	14,428	1,303,121	1,337,851
Life insurance loans	342	—	1,130	5,580	857,393	864,445
Purchased life insurance loans	—	—	—	—	675,076	675,076
Indirect consumer	320	310	182	657	50,910	52,379
Consumer and other	147	1	185	394	100,960	101,687

Total loans, net of unearned income, excluding covered loans	146,610	8,777	41,220	103,464	9,261,731	9,561,802

Covered loans	—	116,298	5,288	24,855	284,858	431,299

Total loans, net of unearned income	$146,610	$125,075	$46,508	$128,319	$9,546,589	$9,993,101

		90+ days	60-89	30-59
As of December 31, 2010		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,922	$478	$4,416	$9,928	$1,280,009	$1,310,753
Franchise	—	—	—	2,250	117,238	119,488
Mortgage warehouse lines of credit	—	—	—	—	131,306	131,306
Community Advanatage — homeowners association	—	—	—	—	75,542	75,542
Aircraft	—	—	178	1,000	23,440	24,618
Asset-based lending	417	—	161	2,846	285,555	288,979
Municipal	—	—	—	—	56,343	56,343
Leases	43	—	—	—	41,498	41,541
Other	—	—	—	—	756	756

Total commercial	16,382	478	4,755	16,024	2,011,687	2,049,326

Commercial real-estate:
Residential construction	10,010	—	96	1,801	84,040	95,947
Commercial construction	1,820	—	—	1,481	128,371	131,672
Land	37,602	—	6,815	11,915	203,857	260,189
Office	12,718	—	9,121	3,202	510,290	535,331
Industrial	3,480	—	686	2,276	493,859	500,301
Retail	3,265	—	4,088	3,839	499,335	510,527
Multi-family	4,794	—	1,573	3,062	281,525	290,954
Mixed use and other	20,274	—	8,481	15,059	969,272	1,013,086

Total commercial real-estate	93,963	—	30,860	42,635	3,170,549	3,338,007

Home equity	7,425	—	2,181	7,098	897,708	914,412
Residential real estate	6,085	—	1,836	8,224	337,191	353,336
Premium finance receivables
Commercial insurance loans	8,587	8,096	6,076	16,584	1,226,157	1,265,500
Life insurance loans	180	—	—	—	826,119	826,299
Purchased life insurance loans	174	—	—	—	695,413	695,587
Indirect consumer	191	318	301	918	49,419	51,147
Consumer and other	252	1	109	379	105,531	106,272

Total loans, net of unearned income, excluding covered loans	$133,239	$8,893	$46,118	$91,862	$9,319,774	$9,599,886
Covered loans	—	117,161	7,352	22,744	187,096	334,353

Total loans, net of unearned income	$133,239	$126,054	$53,470	$114,606	$9,506,870	$9,934,239

		90+ days	60-89	30-59
As of March 31, 2010		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$11,857	$—	$5,681	$19,261	$1,142,365	$1,179,164
Franchise	—	—	—	—	131,555	131,555
Mortgage warehouse lines of credit	—	—	—	—	89,813	89,813
Community Advanatage — homeowners association	—	—	—	—	66,590	66,590
Aircraft	—	—	—	737	40,411	41,148
Asset-based lending	2,361	—	433	150	176,371	179,315
Municipal	—	—	—	642	44,581	45,223
Leases	1,113	—	—	1,316	10,089	12,518
Other	—	—	—	—	4,569	4,569

Total commercial	15,331	—	6,114	22,106	1,706,344	1,749,895

Commercial real-estate:
Residential construction	13,240	—	3,298	1,726	128,087	146,351
Commercial construction	16,916	—	1,101	3,911	276,385	298,313
Land	32,423	—	4,421	7,389	271,250	315,483
Office	2,559	1,195	2,960	2,566	479,786	489,066
Industrial	2,143	—	530	4,990	447,492	455,155
Retail	2,310	—	4,783	6,772	442,847	456,712
Multi-family	3,555	—	1,546	10,591	233,904	249,596
Mixed use and other	9,243	—	8,409	14,168	890,661	922,481

Total commercial real-estate	82,389	1,195	27,048	52,113	3,170,412	3,333,157

Home equity	7,730	21	2,019	2,925	912,298	924,993
Residential real estate	5,460	—	178	5,541	311,805	322,984
Premium finance receivables
Commercial insurance loans	14,106	7,479	5,109	15,870	1,275,258	1,317,822
Life insurance loans	40	—	—	2,076	400,351	402,467
Purchased life insurance loans	33	5,450	—	—	825,623	831,106
Indirect consumer	615	665	425	1,203	80,228	83,136
Consumer and other	426	20	751	298	103,507	105,002

Total loans, net of unearned income, excluding covered loans	$126,130	$14,830	$41,644	$102,132	$8,785,826	$9,070,562
Covered loans	—	—	—	—	—	—

Total loans, net of unearned income	$126,130	$14,830	$41,644	$102,132	$8,785,826	$9,070,562

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
Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at March 31, 2011, December 31, 2010, and March 31, 2010:

	Performing			Non-performing			Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010
Loan Balances:
Commercial
Commercial and industrial	$1,253,230	$1,294,353	$1,167,307	$24,427	$16,400	$11,857	$1,277,657	$1,310,753	$1,179,164
Franchise	112,584	119,488	131,555	1,792	—	—	114,376	119,488	131,555
Mortgage warehouse lines of credit	33,482	131,306	89,813	—	—	—	33,482	131,306	89,813
Community Advanatage — homeowners association	75,948	75,542	66,590	—	—	—	75,948	75,542	66,590
Aircraft	22,243	24,618	41,148	74	—	—	22,317	24,618	41,148
Asset-based lending	301,899	288,562	176,954	—	417	2,361	301,899	288,979	179,315
Municipal	60,376	56,343	45,223	—	—	—	60,376	56,343	45,223
Leases	51,492	41,498	11,405	14	43	1,113	51,506	41,541	12,518
Other	—	756	4,569	—	—	—	—	756	4,569

Total commercial	1,911,254	2,032,466	1,734,564	26,307	16,860	15,331	1,937,561	2,049,326	1,749,895

Commercial real-estate:
Residential construction	83,476	85,937	133,111	7,891	10,010	13,240	91,367	95,947	146,351
Commercial construction	119,460	129,852	281,397	2,088	1,820	16,916	121,548	131,672	298,313
Land	203,240	222,587	283,060	26,974	37,602	32,423	230,214	260,189	315,483
Office	539,322	522,613	485,312	17,945	12,718	3,754	557,267	535,331	489,066
Industrial	493,861	496,821	453,012	1,775	3,480	2,143	495,636	500,301	455,155
Retail	510,290	507,262	454,402	12,824	3,265	2,310	523,114	510,527	456,712
Multi-family	287,895	286,160	246,041	5,968	4,794	3,555	293,863	290,954	249,596
Mixed use and other	1,023,020	992,812	913,238	20,533	20,274	9,243	1,043,553	1,013,086	922,481

Total commercial real-estate	3,260,564	3,244,044	3,249,573	95,998	93,963	83,584	3,356,562	3,338,007	3,333,157

Home equity	880,148	906,987	917,242	11,184	7,425	7,751	891,332	914,412	924,993
Residential real estate	340,000	347,251	317,524	4,909	6,085	5,460	344,909	353,336	322,984
Premium finance receivables
Commercial insurance loans	1,321,982	1,248,817	1,296,237	15,869	16,683	21,585	1,337,851	1,265,500	1,317,822
Life insurance loans	864,103	826,119	402,427	342	180	40	864,445	826,299	402,467
Purchased life insurance loans	675,076	695,413	825,623	—	174	5,483	675,076	695,587	831,106
Indirect consumer	51,749	50,638	81,856	630	509	1,280	52,379	51,147	83,136
Consumer and other	101,539	106,019	104,556	148	253	446	101,687	106,272	105,002

Total loans, net of unearned income, excluding covered loans	$9,406,415	$9,457,754	$8,929,602	$155,387	$142,132	$140,960	$9,561,802	$9,599,886	$9,070,562

A summary of impaired loans, including restructured loans is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (2)	99,735	$115,381	$75,944
Impaired loans with no allowance for loan loss required	103,801	86,893	97,220

Total impaired loans (1):	$203,536	$202,274	$173,164

Allowance for loan losses related to impaired loans	$25,615	$30,626	$22,060

Restructured loans	$96,569	$101,190	$69,381

(1)	Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

(2)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

	As of			For the Three Months Ended
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
March 31, 2011 (dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$21,700	$28,641	$5,192	$14,678	$267
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	74	74	74	153	2
Asset-based lending	—	—	—	—	—
Municipal	—	—	—	—	—
Leases	14	14	14	15	—
Other	—	—	—	—	—
Commercial real-estate:
Residential construction	4,832	5,748	675	4,834	129
Commercial construction	1,396	1,820	108	1,714	25
Land	20,239	22,467	4,004	20,606	344
Office	14,493	14,511	4,723	14,501	224
Industrial	469	472	143	470	6
Retail	11,081	11,585	3,038	11,067	161
Multi-family	5,968	6,824	2,808	5,993	83
Mixed use and other	12,231	13,471	3,118	12,606	239
Home equity	6,135	6,342	1,446	6,161	72
Residential real estate	1,068	1,068	258	1,068	16
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	28	28	11	28	—
Consumer and other	7	8	3	7	—
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$15,197	$19,477	—	$16,600	$212
Franchise	1,792	1,792	—	1,792	30
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate:
Residential construction	6,519	6,660	—	6,557	70
Commercial construction	377	377	—	377	4
Land	26,321	37,133	—	27,027	477
Office	12,334	14,843	—	13,716	182
Industrial	7,155	7,626	—	7,511	111
Retail	8,290	10,609	—	10,006	143
Multi-family	856	856	—	856	10
Mixed use and other	16,642	19,990	—	18,387	290
Home equity	5,049	5,476	—	5,339	71
Residential real estate	3,046	3,046	—	3,047	38
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	82	91	—	84	2
Consumer and other	141	141	—	143	3

Total loans, net of unearned income, excluding covered loans	$203,536	$241,190	$25,615	$205,343	$3,211

	As of			For the Twelve Months Ended
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2010 (dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,678	$19,789	$5,939	$19,574	$982
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	407	976	140	876	60
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate:
Residential construction	7,978	8,941	710	9,067	621
Commercial construction	719	719	631	722	37
Land	26,671	27,424	5,598	28,443	1,611
Office	13,186	13,723	3,718	13,448	917
Industrial	2,761	2,761	301	893	31
Retail	8,635	9,171	1,271	9,150	465
Multi-family	5,939	6,767	2,062	6,691	327
Mixed use and other	21,755	22,885	7,104	23,310	1,466
Home equity	6,356	6,553	961	6,494	365
Residential real estate	3,283	3,283	461	3,288	170
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	13	13	4	15	1
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$12,407	$16,368	$157	$13,210	$971
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	10	130	—	121	9
Municipal	—	—	—	—	—
Leases	43	336	—	491	36
Other	—	—	—	—	—
Commercial real-estate:
Residential construction	6,063	6,138	127	5,927	268
Commercial construction	1,713	1,713	5	1,715	97
Land	31,598	43,319	1,035	34,258	2,361
Office	6,365	6,563	78	6,370	358
Industrial	3,869	3,868	49	4,086	286
Retail	6,155	6,155	75	6,153	346
Multi-family	2,238	4,479	27	2,584	150
Mixed use and other	13,738	15,569	124	14,343	919
Home equity	1,069	1,142	13	1,119	39
Residential real estate	1,485	1,486	34	1,478	93
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	59	67	1	68	7
Consumer and other	81	81	1	88	6

Total loans, net of unearned income, excluding covered loans	$202,274	$230,419	$30,626	$213,982	$12,999

	As of			For the Three Months Ended
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
March 31, 2010 (dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,543	$12,403	$4,013	$9,732	$148
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	628	628	413	637	9
Municipal	—	—	—	—	—
Leases	1,046	2,346	764	1,271	48
Other	—	—	—	—	—
Commercial real-estate:
Residential construction	8,232	8,943	1,244	8,520	136
Commercial construction	13,312	13,562	3,104	13,312	262
Land	17,668	25,588	3,799	18,267	401
Office	1,427	1,927	314	1,802	17
Industrial	1,252	1,252	455	1,254	23
Retail	3,711	3,711	546	3,711	43
Multi-family	5,324	6,324	606	6,074	67
Mixed use and other	6,569	7,001	1,609	6,577	106
Home equity	5,387	5,391	2,530	5,391	48
Residential real estate	1,669	1,809	276	1,757	34
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	176	176	38	176	3
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$14,123	$18,294	$267	$14,219	$254
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	1,733	2,957	—	2,579	37
Municipal	—	—	—	—	—
Leases	67	71	—	68	2
Other	—	—	—	—	—
Commercial real-estate:
Residential construction	14,327	14,769	286	14,605	190
Commercial construction	3,604	7,011	—	5,340	103
Land	30,582	41,804	1,098	36,660	474
Office	5,622	5,664	123	5,643	95
Industrial	2,630	3,391	71	2,682	43
Retail	4,391	4,563	109	4,447	65
Multi-family	7,476	7,489	110	7,487	87
Mixed use and other	6,784	7,134	151	6,668	110
Home equity	2,343	2,652	61	2,402	44
Residential real estate	3,218	3,256	61	3,247	51
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	70	78	3	72	2
Consumer and other	250	250	9	260	6

Total impaired loans, net of unearned income, excluding covered loans	$173,164	$210,444	$22,060	$184,860	$2,908

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the quarter ended March 31, 2011 and 2010, is as follows:

					Premium			Total,
Quarter ended March 31, 2011		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Reclassification to/from allowance for unfunded lending-related commitments	—	2,116	—	—	—	—	—	2,116

Charge-offs	(9,140)	(13,342)	(773)	(1,275)	(1,537)	(120)	(160)	(26,347)
Recoveries	266	338	8	2	268	66	53	1,001
Provision for credit losses	5,203	14,390	1,018	1,884	1,640	85	156	24,376

Allowance for loan losses at period end	$28,106	$66,120	$6,466	$5,718	$6,690	$557	$1,392	115,049

Allowance for unfunded lending-related commitments at period end	$—	$2,018	$—	$—	$—	$—	$—	$2,018

Allowance for credit losses at period end	$28,106	$68,138	$6,466	$5,718	$6,690	$557	$1,392	$117,067

Individually evaluated for impairment	5,280	20,123	1,446	258	—	11	3	27,121

Collectively evaluated for impairment	22,826	48,015	5,020	5,460	6,690	546	1,389	89,946

Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Loans at period end
Individually evaluated for impairment	$38,777	$149,203	$11,184	$4,114	$—	$111	$147	$203,536
Collectively evaluated for impairment	1,898,784	3,207,359	880,148	340,795	2,202,296	52,268	101,540	8,683,190
Loans acquired with deteriorated credit quality	—	—	—	—	675,076	—	—	675,076

					Premium			Total,
Quarter ended March 31, 2010		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,012	$50,952	$9,013	$3,139	$3,816	$1,368	$1,977	$98,277
Other adjustments	—	—	—	—	1,943	—	—	1,943
Reclassification to/from allowance for unfunded lending-related commitments	(1,439)	1,511	(171)	—	—	—	—	(99)

Charge-offs	(4,675)	(20,244)	(281)	(406)	(1,933)	(274)	(179)	(27,992)
Recoveries	443	442	8	5	229	50	47	1,224
Provision for credit losses	6,431	19,926	1,383	719	1,699	(81)	(1,033)	29,044

Allowance for loan losses at period end	$28,772	$52,587	$9,952	$3,457	$5,754	$1,063	$812	$102,397

Allowance for unfunded lending-related commitments at period end	$1,439	$2,043	$171	$—	$—	$—	$—	$3,653

Allowance for credit losses at period end	$30,211	$54,630	$10,123	$3,457	$5,754	$1,063	$812	$106,050

Individually evaluated for impairment	$6,629	$13,266	$2,701	$276	$—	$—	$37	$22,909

Collectively evaluated for impairment	$23,582	$41,364	$7,422	$3,181	$5,147	$1,063	$775	$82,534

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$607	$—	$—	$607

Loans at period end
Individually evaluated for impairment	$15,091	$71,370	$5,509	$1,743	$—	$12	$175	$93,900
Collectively evaluated for impairment	1,734,804	3,261,787	919,484	321,241	1,720,289	83,124	104,827	8,145,556
Loans acquired with deteriorated credit quality	—	—	—	—	831,106	—	—	831,106

A summary of activity in the allowance for covered loan losses for the three-months ended March 31, 2011 and 2010, is as follows:

	March 31,	March 31,
(Dollars in thousands)	2011	2010
Balance at beginning of period	$—	$—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	4,844	—
Benefit attributable to FDIC loss share agreements	(3,876)	—

Net provision for covered loan losses	968	—
Increase in FDIC indemnification asset	3,876	—
Loans charged-off	—	—
Recoveries of loans charged-off	—	—

Net charge-offs	—	—

Balance at end of period	$4,844	$—

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded separately on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the loss share assets. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses is reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the loss share assets. The increases in cash flows for the purchased loans are recognized as interest income prospectively.
(8) Loan Securitization
During the third quarter of 2009, the Company entered into a revolving period securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC (the “securitization entity”). Provided that certain coverage test criteria continue to be met, principal collections on loans in the securitization entity are used to subsequently acquire and transfer additional loans into the securitization entity during the stated revolving period. Additionally, upon the occurrence of certain events established in the representations and warranties, FIFC may be required to repurchase ineligible loans that were transferred to the entity. The Company’s primary continuing involvement includes servicing the loans, retaining an undivided interest (the “seller’s interest”) in the loans, and holding certain retained interests.
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
This securitization transaction is accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company under ASC 810, “Consolidation”. The securitization entity’s receivables underlying third-party investors’ interests are recorded in loans, net of unearned income, excluding covered loans, an allowance for loan losses was established and the related debt issued is reported in secured borrowings—owed to securitization investors. Additionally, the Company’s retained interests in the transaction, principally consisting of subordinated securities, cash collateral, and overcollateralization of loans, constitute intercompany positions, which are eliminated in the preparation of the Company’s Consolidated Statements of Condition.
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

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Cash collateral accounts	$1,759	$1,759	$1,759
Collections and interest funding accounts	33,871	34,861	113,166

Interest-bearing deposits with banks — restricted for securitization investors	$35,630	$36,620	$114,925

Loans, net of unearned income — restricted for securitization investors	$649,958	$648,439	$567,109
Allowance for loan losses	(2,165)	(2,171)	(1,924)

Net loans — restricted for securitization investors	$647,793	$646,268	$565,185

Other assets	2,457	2,289	1,819

Total assets	$685,880	$685,177	$681,929

Secured borrowings — owed to securitization investors	$600,000	$600,000	$600,000
Other liabilities	4,445	4,458	3,722

Total liabilities	$604,445	$604,458	$603,722

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables — commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of March 31, 2011, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.
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
(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2011	Acquired	Loss	2011
Community banking	$250,766	$750	$—	$251,516
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$281,190	$750	$—	$281,940

The Community banking segment’s goodwill increased $750,000 as a result of the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking business of Woodfield.
Pursuant to the acquisition of Professional Mortgage Partners (“PMP”) in December 2008, Wintrust may be required to pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any contingent payments made pursuant to this transaction would be reflected as increases in the Community banking segment’s goodwill.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of March 31, 2011 is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(306)	(253)	(108)

Net carrying amount	$1,494	$1,547	$1,692

Community banking segment:
Core deposit intangibles:
Gross carrying amount	$29,772	$29,608	$27,918
Accumulated amortization	(19,210)	(18,580)	(16,632)

Net carrying amount	$10,562	$11,028	$11,286

Total other intangible assets, net	$12,056	$12,575	$12,978

Estimated amortization

Actual in 3 months ended March 31, 2011	$689
Estimated remaining in 2011	2,068
Estimated - 2012	2,698
Estimated - 2013	2,613
Estimated - 2014	2,270
Estimated - 2015	895
The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.
The increase in core deposit intangibles from 2010 was related to the FDIC-assisted acquisition of CFBC during the first quarter of 2011. Core deposit intangibles recognized in connection with the Company’s bank acquisitions are being amortized over ten-year periods on an accelerated basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $689,000 and $645,000 in each of the three months ended March 31, 2011 and 2010.
(10) Deposits
The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Balance:
Non-interest bearing	$1,279,256	$1,201,194	$871,830
NOW	1,526,955	1,561,507	1,448,857
Wealth management deposits	659,194	658,660	690,919
Money market	1,844,416	1,759,866	1,586,830
Savings	749,681	744,534	558,770
Time certificates of deposit	4,855,667	4,877,912	4,567,664

Total deposits	$10,915,169	$10,803,673	$9,724,870

Mix:
Non-interest bearing	12%	11%	9%
NOW	14	15	15
Wealth management deposits	6	6	7
Money market	17	16	16
Savings	7	7	6
Time certificates of deposit	44	45	47

Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of The Chicago Trust Company and brokerage customers from unaffiliated companies.
(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	423,500	423,500	421,775

Other borrowings:
Securities sold under repurchase agreements	209,911	217,289	216,293
Other	40,121	43,331	1,786

Total other borrowings	250,032	260,620	218,079

Secured borrowings — owed to securitization investors	600,000	600,000	600,000
Subordinated notes	50,000	50,000	60,000

Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings, and subordinated notes	$1,324,532	$1,335,120	$1,300,854

At March 31, 2011, the Company had notes payable with a $1.0 million outstanding balance, with an interest rate of 4.50%, under a $51.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $50.0 million revolving note, maturing on October 28, 2011, and a $1.0 million note maturing on June 1, 2015. At March 31, 2011, there was no outstanding balance on the $50.0 million revolving note. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points.
Commencing August 2009, a commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeds the amount outstanding under such facility.
The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2011, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. The Company did not restructure any FHLB advances in the first quarter of 2011, but restructured $38.0 million of FHLB advances, paying $1.8 million in prepayment fees, in the first quarter of 2010. Total restructurings in 2010 were $220.0 million, requiring payment of $10.1 million in prepayment fees. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method. The restructurings in 2010 were done in order to achieve lower interest rates and extend maturities.
At March 31, 2011 securities sold under repurchase agreements represent $70.9 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $139.0 million of short-term borrowings from brokers. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at March 31, 2011 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of the Tangible Equity Units (TEUs) in December 2010. These junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. See Note 17 — Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs. At March 31, 2010, other borrowings reflect a 6.17% fixed-rate mortgage related to the Company’s Northfield banking office, which was paid-off during 2010.
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables - commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The QSPE issued $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under TALF. These notes are reflected on the Company’s Consolidated Statements of Condition as secured borrowings owed to securitization investors. See Note 8 — Loan Securitization, for more information on the QSPE.
The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of March 31, 2011 were $10.0 million, $15.0 million and $25.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.
(12) Junior Subordinated Debentures
As of March 31, 2011, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2011. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

			Junior					Earliest
	Common	Trust Preferred	Subordinated	Rate	Contractual rate	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Securities	Debentures	Structure	at 3/31/11	Date	Date	Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.55%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.11%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.91%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.26%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.76%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.30%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.30%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.31%	05/2004	05/2034	05/2009

Total			$249,493		3.51%

The junior subordinated debentures totaled $249.5 million at March 31, 2011, December 31, 2010 and March 31, 2010.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At March 31, 2011, the weighted average contractual interest rate on the junior subordinated debentures was 3.51%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on March 31, 2011, was 6.99%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At March 31, 2011, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.
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
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are generally the same as those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2010 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Intersegment revenue and transfers are generally accounted for at current market prices. The parent and intersegment eliminations reflected parent company information and intersegment eliminations.

The following is a summary of certain operating information for reportable segments:

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2011	2010	Contribution	Contribution
Net interest income:
Community banking	$101,231	$88,024	$13,207	15%
Specialty finance	28,032	23,033	4,999	22
Wealth management	2,553	2,542	11	—
Parent and inter-segment eliminations	(22,202)	(17,734)	(4,468)	(25)

Total net interest income	$109,614	$95,865	13,749	14%

Non-interest income:
Community banking	$28,491	$15,196	$13,295	87%
Specialty finance	717	11,476	(10,759)	(94)
Wealth management	12,998	10,688	2,310	22
Parent and inter-segment eliminations	(1,319)	5,247	(6,566)	(125)

Total non-interest income	$40,887	$42,607	(1,720)	(4)%

Net revenue:
Community banking	$129,722	$103,220	$26,502	26%
Specialty finance	28,749	34,509	(5,760)	(17)
Wealth management	15,551	13,230	2,321	18
Parent and inter-segment eliminations	(23,521)	(12,487)	(11,034)	(88)

Total net revenue	$150,501	$138,472	12,029	9%

Segment profit:
Community banking	$17,641	$6,023	$11,618	193%
Specialty finance	12,552	15,879	(3,327)	(21)
Wealth management	1,723	1,057	666	63
Parent and inter-segment eliminations	(15,514)	(6,942)	(8,572)	(123)

Total segment profit	$16,402	$16,017	385	2%

Segment assets:
Community banking	$13,265,554	$11,988,492	$1,277,062	11%
Specialty finance	3,038,179	2,706,975	331,204	12
Wealth management	63,128	61,917	1,211	2
Parent and inter-segment eliminations	(2,272,567)	(1,917,406)	(355,161)	(19)

Total segment assets	$14,094,294	$12,839,978	1,254,316	10%

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2011 and March 31, 2010:

	Derivative Assets			Derivative Liabilties
	Fair Value			Fair Value
	Balance			Balance
	Sheet	March 31,	March 31,	Sheet	March 31,	March 31
(Dollars in thousands)	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments under ASC 815:

Interest rate swaps designated as Cash Flow Hedges	Other assets	$—	$—	Other liabilities	$10,977	$15,080

Derivatives not designed as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	12,361	8,769	Other liabilities	12,828	9,162

Interest rate lock commitments	Other assets	1,961	1,210	Other liabilities	567	77

Forward commitments to sell mortgage loans	Other assets	583	86	Other liabilities	1,705	1,336

Total derivatives not designated as hedging instruments under ASC 815		$14,905	$10,065		$15,100	$10,575

Total derivatives		$14,905	$10,065		$26,077	$25,655

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2011, the Company had five interest rate swaps with an aggregate notional amount of $175 million that were designated as cash flow hedges of interest rate risk.
The table below provides details on each of these five interest rate swaps as of March 31, 2011:

March 31, 2011
(Dollars in thousands)	Notional	Fair Value	Receive Rate	Pay Rate	Type of Hedging
Maturity Date	Amount	Gain (Loss)	(LIBOR)	(Fixed)	Relationship
Pay Fixed, Receive Variable
September 2011	$20,000	$(495)	0.31%	5.25%	Cash Flow
September 2011	40,000	(991)	0.31%	5.25%	Cash Flow
October 2011	25,000	(414)	0.30%	3.39%	Cash Flow
September 2013	50,000	(5,019)	0.31%	5.30%	Cash Flow
September 2013	40,000	(4,058)	0.31%	5.30%	Cash Flow

Total	$175,000	$(10,977)

Since entering into these interest rate swaps, they have been used to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statements of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three months ended March 31, 2011 or March 31, 2010. The Company uses the hypothetical derivative method to assess and measure effectiveness.

A rollforward of the amounts in accumulated other comprehensive income related to interest rate swaps designated as cash flow hedges follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Unrealized loss at beginning of period	$(13,323)	$(15,487)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	2,172	2,194
Amount of loss recognized in other comprehensive income	(51)	(2,461)

Unrealized loss at end of period	$(11,202)	$(15,754)

As of March 31, 2011, the Company estimates that during the next twelve months, $6.5 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
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
Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2011, the Company had approximately 220 derivative transactions (110 with customers and 110 with third parties) with an aggregate notional amount of approximately $706.2 million (all interest rate swaps) related to this program. These interest rate derivatives had maturity dates ranging from June 2011 to January 2033.
Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2011, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $294.3 million. At March 31, 2011, the Company had interest rate lock commitments with an aggregate notional amount of approximately $221.7 million. Additionally, the Company’s total mortgage loans held-for-sale at March 31, 2011 was $94.5 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2011, December 31, 2010 or March 31, 2010.

Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative	Location in income statement	2011	2010
Interest rate swaps and floors	Other income	$(534)	$(76)
Mortgage banking derivatives	Mortgage banking revenue	(1,343)	(2,144)
Covered call options	Other income	2,470	289
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2011, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $25.0 million. As of March 31, 2011 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $8.3 million of cash and $13.4 million of securities. If the Company had breached any of these provisions at March 31, 2011 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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
(15) Fair Values of Assets and Liabilities
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:
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
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

	March 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$96,160	$—	$96,160	$—
U.S. Government agencies	795,854	—	795,854	—
Municipal	48,406	—	32,812	15,594
Corporate notes and other	235,573	—	225,860	9,713
Mortgage-backed	493,943	—	491,220	2,723
Equity securities (1)	40,385	—	11,640	28,745
Trading account securities	2,229	—	1,589	640
Mortgage loans held-for-sale	92,151	—	92,151	—
Mortgage servicing rights	9,448	—	—	9,448
Nonqualified deferred compensations assets	3,845	—	3,845	—
Derivative assets	14,905	—	14,905	—

Total	$1,832,899	$—	$1,766,036	$66,863

Derivative liabilities	$26,077	$—	$26,077	$—

	March 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$110,877	$—	$110,877	$—
U.S. Government agencies	558,138	—	558,138	—
Municipal	61,423	—	46,289	15,134
Corporate notes and other	79,432	—	67,850	11,582
Mortgage-backed	360,433	—	205,964	154,469
Equity securities (1)	27,827	—	1,027	26,800
Trading account securities	39,938	211	1,832	37,895
Mortgage loans held-for-sale	149,897	—	149,897	—
Mortgage servicing rights	6,602	—	—	6,602
Nonqualified deferred compensations assets	2,828	—	2,828	—
Derivative assets	10,065	—	10,065	—

Total	$1,407,460	$211	$1,154,767	$252,482

Derivative liabilities	$25,655	$—	$25,655	$—

(1)	Excludes the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of March 31, 2011 and 2010 for mortgage loans held-for-sale measured at fair value was $92.1 million and $145.8 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $92.2 million and $149.9 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2011 and 2010.
The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2011 are summarized as follows:

		Corporate			Trading	Mortgage
		notes and	Mortgage-	Equity	Account	servicing
(Dollars in thousands)	Municipal	other debt	backed	securities	Securities	rights
Balance at December 31, 2010	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762
Total net gains (losses) included in:
Net income (1)	—	(128)	(14)	—	—	686
Other comprehensive income	—			73	—	—
Purchases	3,957	—	277	—	—	—
Issuances	—	—		—	—	—
Sales	(4,779)	—		—	(3,732)	—
Settlements	—	—		—	—	—
Net transfers into/ (out) of Level 3	—	—		—	—	—

Balance at March 31, 2011	$15,594	$9,713	$2,723	$28,745	$640	$9,448

(1)	Income for Corporate notes and other debt, and mortgage-backed are recognized as a component of interest income on securities. Additionally, changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 are summarized as follows:

		Corporate notes and	Mortgage-	Equity	Trading Account	Mortgage servicing	Retained
(Dollars in thousands)	Municipal	other debt	backed	securities	Securities	rights	interests
Balance at December 31, 2009	$17,152	$51,194	$158,449	$26,800	$31,924	$6,745	$43,541
Total net gains (losses) included in:
Net income (1)	—	5	—	—	5,971	(143)	—
Other comprehensive income	—	1,027	(3,980)	—	—	—	—
Purchases, issuances, sales and settlements, net	(2,018)	(40,644)	—	—	—	—	(43,541)
Net transfers into/ (out) of Level 3	—	—	—	—	—	—	—

Balance at March 31, 2010	$15,134	$11,582	$154,469	$26,800	$37,895	$6,602	$—

(1)	Income for Corporate notes and other debt is recognized as a component of interest income on securities. Additionally, income for trading account securities is recognized as a component of trading income in non-interest income and trading account securities interest income. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2011.

					Three Months
					Ended
					March 31,
					2011
					Fair Value
	March 31, 2011				Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized
Impaired loans	$203,536	$—	$—	$203,536	$12,118
Other real estate owned	85,290	—	—	85,290	6,193

Total	$288,826	$—	$—	$288,826	$18,311

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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$174,494	$174,494	$172,580	$172,580
Interest bearing deposits with banks	946,193	946,193	865,575	865,575
Available-for-sale securities	1,710,321	1,710,321	1,496,302	1,496,302
Trading account securities	2,229	2,229	4,879	4,879
Brokerage customer receivables	25,361	25,361	24,549	24,549
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	85,144	85,144	82,407	82,407
Mortgage loans held-for-sale, at fair value	92,151	92,151	356,662	356,662
Mortgage loans held-for-sale, at lower of cost or market	2,335	2,371	14,785	14,841
Total loans	9,993,101	10,299,514	9,934,239	10,088,429
Mortgage servicing rights	9,448	9,448	8,762	8,762
Nonqualified deferred compensation assets	3,845	3,845	3,613	3,613
Derivative assets	14,905	14,905	18,670	18,670
FDIC indemnification asset	124,785	124,785	118,182	118,182
Accrued interest receivable and other	141,610	141,610	137,744	137,744

Total financial assets	$13,325,922	$13,632,371	$13,238,949	$13,393,195

Financial Liabilities
Non-maturity deposits	$6,059,502	$6,059,502	$5,925,761	$5,925,761
Deposits with stated maturities	4,855,667	4,893,706	4,877,912	4,925,403
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	423,500	438,895	423,500	440,644
Subordinated notes	50,000	50,000	50,000	50,000
Other borrowings	250,032	250,032	260,620	260,620
Secured borrowings owed to securitization investors	600,000	606,556	600,000	600,333
Junior subordinated debentures	249,493	180,800	249,493	183,818
Derivative liabilities	26,077	26,077	29,974	29,974
Accrued interest payable and other	13,942	13,942	15,518	15,518

Total financial liabilities	$12,529,213	$12,520,510	$12,433,778	$12,433,071

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
(16) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted share awards, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock, and in May 2009 the Company’s shareholders approved an additional 325,000 shares of common stock that may be offered under the 2007 Plan. All grants made after 2006 were made pursuant to the 2007 Plan, and as of March 31, 2011, 97,800 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the three months ending March 31, 2010.

Three Months Ended
March 31, 2010
Expected dividend yield	0.5%
Expected volatility	48.3%
Risk-free rate	2.8%
Expected option life (in years)	6.2
No options were granted in the three months ending March 31, 2011.
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
Compensation cost charged to income for stock options was $273,000 and $577,000 in the first quarters of 2011 and 2010, respectively. Compensation cost charged to income for restricted share awards was $787,000 and $723,000 in the first quarters of 2011 and 2010, respectively.
A summary of stock option activity under the Plans for the three months ended March 31, 2011 and March 31, 2010 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)
Outstanding at January 1, 2011	2,040,701	$38.92
Granted	—	—
Exercised	(32,748)	13.87
Forfeited or canceled	(87,899)	47.34

Outstanding at March 31, 2011	1,920,054	$38.97	3.0	$10,297

Exercisable at March 31, 2011	1,731,514	$39.72	2.8	$9,218

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value (2)
Stock Options	Shares	Strike Price	Term (1)	($000)
Outstanding at January 1, 2010	2,156,209	$37.61
Granted	48,865	34.40
Exercised	(78,124)	14.05
Forfeited or canceled	(85)	12.94

Outstanding at March 31, 2010	2,126,865	$38.41	3.9	$13,138

Exercisable at March 31, 2010	1,832,299	$38.56	3.6	$11,825

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2010 was $16.34. The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and 2010, was $625,000 and $1.6 million, respectively.

A summary of restricted share award activity under the Plans for the three months ended March 31, 2011 and March 31, 2010 is presented below:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1	299,040	$39.44	208,430	$43.24
Granted	63,385	33.51	101,806	35.21
Vested and issued	(11,248)	34.53	(31,175)	51.94
Forfeited	—	—	—	—

Outstanding at March 31	351,177	$38.53	279,061	$39.36

Vested, but not issuable at March 31	85,000	$51.88	85,000	$51.88

Beginning in the third quarter of 2009, the Company began paying a portion of the base pay of certain executives in the Company’s stock. The number of shares granted as of each payroll date is based on the compensation earned during the period and the average of the high and low price of the Company’s common stock on such date. In the first quarter of 2011, 446 shares were granted under this arrangement at an average stock price of $32.59 per share. During the first quarter of 2010, 1,281 shares were granted under this arrangement at an average stock price of $34.15 per share. This compensation arrangement was terminated in the first quarter of 2011.
As of March 31, 2011, there was $8.6 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
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

The aggregate fair values assigned to each component of the TEU offering are as follows:

	Equity	Debt	TEU
(Dollars in thousands, except per unit amounts)	Component	Component	Total
Units issued (1)	4,600	4,600	4,600
Unit price	$40.271818	$9.728182	$50.00
Gross proceeds	185,250	44,750	230,000
Issuance costs, including discount	5,934	1,419	7,353

Accretable yield, ending balance	$179,316	$43,331	$222,647

Balance sheet impact

Other borrowings	—	43,331	43,331
Surplus	179,316	—	179,316

(1)	Each TEU consists of two components: 4.6 million units of the equity component and 4.6 million units of the debt component.
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
Each junior subordinated amortizing note, which had an initial principal amount of $9.728182, is bearing interest at 9.50% per annum, and has a scheduled final installment payment date of December 15, 2013. On each March 15, June 15, September 15 and December 15, the Company will pay equal quarterly installments of $0.9375 on each amortizing note. The quarterly installment payable at March 15, 2011, however, was $0.989583. Each payment will constitute a payment of interest and a partial repayment of principal. The Company may defer installment payments at any time and from time to time, under certain circumstances and subject to certain conditions, by extending the installment period so long as such period of time does not extend beyond December 15, 2015.
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
Other
The Company has also issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Warrants outstanding at March 31, 2011 and 2010 totaled 19,000. The expiration date on these remaining outstanding warrants is February 2013.
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months
			Ended March 31,
(In thousands, except per share data)			2011	2010
Net income			$16,402	$16,017
Less: Preferred stock dividends and discount accretion			1,031	4,943

Net income applicable to common shares — Basic	(A	)	15,371	11,074
Add: Dividends on convertible preferred stock			—	—

Net income applicable to common shares — Diluted	(B	)	15,371	11,074

Weighted average common shares outstanding	(C	)	34,928	25,942
Effect of dilutive potential common shares			7,794	1,139

Weighted average common shares and effect of dilutive potential common shares	(D	)	42,722	27,081

Net income per common share:
Basic	(A/C	)	$0.44	$0.43

Diluted	(B/D	)	$0.36	$0.41

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock, tangible equity unit shares and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is adjusted by the associated preferred dividends.
(18) Subsequent Events
On April 13, 2011, the Company announced the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking business of River City Mortgage, LLC (“River City”) of Bloomington, Minnesota. Currently licensed to originate loans in five states, and with eight offices in Minnesota, Nebraska and North Dakota, River City originated nearly $500 million in mortgage loans in 2010.
On May 4, 2011, the Company announced it had entered into an agreement to acquire Great Lakes Advisors, Inc. (“GLA”), a Chicago-based investment manager with approximately $2.4 billion in assets under management and which specializes in domestic equity and fixed income investment strategies for institutional clients. Upon completion of the transaction, GLA will merge with Wintrust’s existing asset management business, Wintrust Capital Management, LLC. The combined firm will operate its asset management business as “Great Lakes Advisors, LLC, a Wintrust Wealth Management Company” and will have assets under management of nearly $4.5 billion. The transaction is expected to be completed late in the second quarter of 2011, subject to regulatory approval and certain closing conditions.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of March 31, 2011, compared with December 31, 2010 and March 31, 2010, and the results of operations for the three month periods ended March 31, 2011 and 2010, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the Risk Factors discussed under Item 1A of the Company’s 2010 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
First Quarter Highlights
The Company recorded net income of $16.4 million for the first quarter of 2011 compared to $16.0 million in the first quarter of 2010 and $14.2 million in the fourth quarter of 2010. The results for the first quarter of 2011 demonstrate continued core operating strengths as net interest margin improved, credit related costs remain at levels similar to recent quarters, core loans outstanding increased, demand deposits related to this core loan growth increased, and the beneficial shift in our deposit mix away from single-product CD customers continued. The Company also continues to take advantage of the opportunities that many times result from distressed credit markets — specifically, a dislocation of assets, banks and people in the overall market. For more information, see “Overview—Acquisition Transactions.”
The Company increased its loan portfolio, excluding covered loans, from $9.1 billion at March 31, 2010 to $9.6 billion at March 31, 2011. This increase was primarily a result of the Company’s commercial banking initiative as well as growth in the premium finance receivables — life insurance portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition — Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2011, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2011, the Company had over $1.1 billion in overnight liquid funds and interest-bearing deposits with banks.
The Company experienced an 18% decline in origination volumes compared to the first quarter of 2010. Over the past three months, the Company’s period end balances of mortgages held-for-sale and our niche mortgage warehouse lending have declined by $117 million. This decline in originations resulted from an industry-wide fall-off in residential real-estate loan originations.
The Company recorded net interest income of $109.6 million in the first quarter of 2011 compared to $95.9 million in the first quarter of 2010. The higher level of net interest income recorded in the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to a $699 million increase in the average balance of loans and a $327 million increase in FDIC covered loans. The bulk of this growth was funded by an increase of $725 million in interest-bearing deposits and a $533 million increase in net free funds (of which $402 million was non-interest bearing deposits). The Company continues to see a beneficial shift in its deposit mix as non-interest bearing deposits comprised 11.7% of total average deposits in the first quarter of 2011 compared to 8.9% in the first quarter of 2010.
Non-interest income totaled $40.9 million in the first quarter of 2011, decreasing $1.7 million, or 4.0%, compared to the first quarter of 2010. The decrease was primarily attributable to lower trading and bargain purchase gains, partially offset by increases in fees from covered call options, mortgage banking revenue and wealth management revenue.

Non-interest expense totaled $98.1 million in the first quarter of 2011, increasing $14.2 million, or 17%, compared to the first quarter of 2010. The increase compared to the first quarter of 2010 was primarily attributable to a $7.0 million increase in salaries and employee benefits. The increase in salaries and employee benefits was primarily attributable to five FDIC-assisted transactions and larger staffing related to organic Company growth as well as higher bonus and commissions as variable pay based revenue increased (primarily in our mortgage banking and wealth management businesses). Additionally, OREO related expenses increased $4.5 million, primarily related to increased legal costs related to non-performing assets and recent bank acquisitions.
The Current Economic Environment
The Company’s results during the quarter continued to be impacted by the existing economic environment and depressed real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets, specifically. In response to these conditions, Management continued to carefully monitor the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment.
In particular:
•	The Company’s provision for credit losses in the first quarter of 2011 totaled $25.3 million, a decrease of $3.7 million when compared to the first quarter of 2010. Net charge-offs decreased to $25.3 million in the first quarter of 2011 (of which $21.9 million related to commercial and commercial real estate loans), compared to $26.8 million for the same period in 2010 (of which $24.0 million related to commercial and commercial real estate loans).
•	The Company increased its allowance for loan losses, excluding covered loans, to $115.0 million at March 31, 2011, reflecting an increase of $12.7 million, or 12%, when compared to the same period in 2010 and an increase of $1.1 million, or 1%, when compared to December 31, 2010. At March 31, 2011, approximately $66.1 million, or 58%, of the allowance for loan losses was associated with commercial real estate loans and another $28.1 million, or 24%, was associated with commercial loans. The increase in the allowance for loan losses, excluding covered loans in the current period, is related to loan growth and a higher level of non-performing loans with specific reserves during the period.
•	The Company has significant exposure to commercial real estate. At March 31, 2011, $3.4 billion, or 35%, of our loan portfolio, excluding covered loans, was commercial real estate, with more than 91% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. The commercial real estate loan portfolio was comprised of $443.1 million related to land, residential and commercial construction, $557.3 million related to office buildings loans, $523.1 million related to retail loans, $495.6 million related to industrial use loans, $293.9 million related to multi-family loans and $1.0 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of March 31, 2011, the Company had approximately $96.0 million of non-performing commercial real estate loans representing approximately 3% of the total commercial real estate loan portfolio. $37.0 million, or 39%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.
•	Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $155.4 million (of which $96.0 million, or 62%, was related to commercial real estate) at March 31, 2011, an increase of $14.4 million compared to March 31, 2010. Non-performing loans increased as a result of deteriorating real estate conditions and stress in the overall economy.
•	The Company’s other real estate owned, excluding covered other real estate owned, decreased by $3.7 million, to $85.3 million during the first quarter of 2011, from $89.0 million at March 31, 2010. This change was largely caused by disposal and resolution of properties. Specifically, the $85.3 million of other real estate owned as of March 31, 2011 was comprised of $17.8 million of residential real estate development property, $56.9 million of commercial real estate property and $10.6 million of residential real estate property.
An acceleration or continuation of real estate valuation and macroeconomic deterioration could result in higher default levels, a significant increase in foreclosure activity, a material decline in the value of the Company’s assets.
During the quarter, Management continued its strategic efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $153.5 million as of March 31, 2011, increasing $6.6 million compared to the balance of $146.9 million as of December 31, 2010.
At March 31, 2011, the Company had established a $9.4 million estimated liability on loans expected to be repurchased from loans sold to investors. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy.”
In addition, during the first quarter of 2011, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At March 31, 2011, approximately $96.6 million in loans had terms modified, with $69.4 million of these modified loans in accruing status.
Trends in Our Three Operating Segments During the First Quarter
Community Banking
Net interest income and margin. Net interest income totaled $109.6 million for the first quarter of 2011 compared to $112.7 million for the fourth quarter of 2010 and $95.9 million for the first quarter of 2010. The lower level of net interest income recorded in the first quarter of 2011 compared to the fourth quarter of 2010 was primarily attributable to the first quarter of 2011 consisting of two less days than the fourth quarter of 2010, as well as slightly lower levels of total average earning assets as the average balance of mortgages held for sale and mortgage warehouse lines declined by $240 million. The higher level of net interest income recorded in the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to a $699 million increase in the average balance of loans and a $327 million increase in average FDIC covered loans.
The net interest margin for the first quarter of 2011 was 3.48% compared to 3.46% for the fourth quarter of 2010 and 3.38% for the first quarter of 2010. The increase in net interest margin in the first quarter of 2011 compared to both the first and fourth quarters of 2010 primarily resulted as the rate on interest-bearing deposits and interest-bearing liabilities declined, partially offset by declines in the yield on total average earning assets and loans and improvement on the yield on liquidity management assets.
Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in place recently and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.
Level of non-performing loans and other real estate owned. Given the current economic conditions, these costs, specifically problem loan expenses, have been at elevated levels in recent quarters. Non-performing loans and other real-estate owned both increased slightly since year-end as severe weather conditions and a shorter first quarter business calendar hampered the outflow of non-performing credits.
Mortgage banking revenue. The first quarter of 2011 was characterized by an industry wide decline in real-estate loan originations which resulted in a significant decrease in the Company’s real-estate loan originations in the first quarter of 2011 compared to the fourth quarter of 2010. The increase in mortgage banking revenue in the first quarter of 2011 as compared to the first quarter of 2010 resulted primarily from estimations of fewer loss indemnification requests from investors.
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Specialty Finance
Financing of Commercial Insurance Premiums. FIFC originated approximately $889.6 million in commercial insurance premium finance loans in the first quarter of 2011, compared to $849.2 million in the first quarter of 2010, an increase of 4%. FIFC increased originations due to increased market penetration as a result of effective marketing efforts and despite operating in a market where the insurance premiums financed have remained low for a prolonged period of time.
Financing of Life Insurance Premiums. FIFC originated approximately $106.2 million in life insurance premium finance loans in the first quarter of 2011, compared to $71.3 million in the first quarter of 2010. Despite the market conditions noted above, FIFC was able to increase originations as a result of its market position, experience and concerted marketing efforts.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Wealth Management Activities
The wealth management segment recorded higher revenues in the first quarter of 2011 as a result of increased asset valuations due to equity market improvements. Additionally, the improvement in the equity markets overall have led to the increase of the brokerage component of wealth management revenue as customer trading activity has increased.
Acquisition Transactions
In response to market dislocations, during the first quarter of 2011, the Company continued to engage in a number of opportunistic acquisitions. These transactions, which are described below, included both FDIC-assisted and non-FDIC assisted acquisitions by the Company.
FDIC-Assisted Transactions
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
On March 25, 2011, the Company announced that its wholly-owned subsidiary bank, Advantage National Bank Group (“Advantage”), acquired certain assets and liabilities and the banking operations of The Bank of Commerce (“TBOC”) in an FDIC-assisted transaction. TBOC operated one location in Wood Dale, Illlinois and had approximately $163 million in total assets and $161 million in total deposits as of December 31, 2010. Advantage acquired substantially all of TBOC’s assets at a discount of approximately 14% and assumed all of the non-brokered deposits at a premium of approximately 0.1%.
Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At each acquisition date, the Company estimated the fair value of the reimbursable losses, which were approximately $6.5 million and $41.6 million related to the CFBC and TBOC acquisitions, respectively. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification assets, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. The FDIC-assisted transactions resulted in bargain purchase gains of $1.9 million for CFBC and $7.9 million for TBOC, which are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
Other Transactions
Acquisition of Woodfield Planning Corporation
On February 3, 2011, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of Woodfield Planning Corporation (“Woodfield”) of Rolling Meadows, Illinois. With offices in Rolling Meadows, Illinois and Crystal Lake, Illinois, Woodfield originated approximately $180 million in mortgage loans in 2010.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three months ended March 31, 2011, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	March 31, 2011	March 31, 2010	Change
Net income	$16,402	$16,017	2%
Net income per common share — Diluted	0.36	0.41	(12)

Net revenue (1)	150,501	138,472	9
Net interest income	109,614	95,865	14

Core pre-tax earnings (2) (6)	48,799	42,076	16

Net interest margin (2)	3.48%	3.38%	10	bp
Net overhead ratio (3)	1.66	1.33	33
Efficiency ratio (2) (4)	65.05	60.59	446
Return on average assets	0.47	0.52	(5)
Return on average common equity	4.49	4.93	(44)

At end of period
Total assets	$14,094,294	$12,839,978	10%
Total loans, excluding covered loans	9,561,802	9,070,562	5
Total loans, including loans held-for-sale, excluding covered loans	9,656,288	9,226,611	5
Total deposits	10,915,169	9,724,870	12
Junior subordinated debentures	249,493	249,493	—
Total shareholders’ equity	1,453,253	1,364,832	6
Tangible common equity ratio (TCE) (2)	8.0%	6.3%	170	bp
Book value per common share	33.70	34.76	(3)%
Tangible common book value per share	26.65	25.39	5
Market price per common share	36.75	37.21	(1)

Excluding covered loans:
Allowance for loan losses to total loans (5)	1.20%	1.13%	7	bp
Allowance for credit losses to total loans (5)	1.22	1.17	5
Non-performing loans to total loans	1.63	1.55	8

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	Core pre-tax earnings is adjusted to exclude the provision for credit losses and certain significant items.
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
Supplemental Financial Measures/Ratios
The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible common equity ratio, tangible common book value per share and core pre-tax earnings. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

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
A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$147,780	$142,496
Taxable-equivalent adjustment:
- Loans	116	80
- Liquidity management assets	295	361
- Other earning assets	3	5

Interest Income — FTE	$148,194	$142,942
(B) Interest Expense (GAAP)	38,166	46,631

Net interest income — FTE	110,028	96,311

(C) Net Interest Income (GAAP) (A minus B)	$109,614	$95,865

(D) Net interest margin (GAAP)	3.46%	3.36%
Net interest margin — FTE	3.48%	3.38%
(E) Efficiency ratio (GAAP)	65.23%	60.79%
Efficiency ratio — FTE	65.05%	60.59%

Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,453,253	$1,364,832
Less: Preferred stock	(49,672)	(285,642)
Less: Intangible assets	(293,996)	(291,003)

(F) Total tangible shareholders equity	$1,109,585	$788,187

Total assets	$14,094,294	$12,839,978
Less: Intangible assets	(293,996)	(291,003)

(G) Total tangible assets	$13,800,298	$12,548,975

Tangible common equity ratio (F/G)	8.0%	6.3%

Calculation of Core Pre-Tax Earnings
Income before taxes	$27,048	$25,490
Add: Provision for credit losses	25,344	29,044
Add: OREO expenses, net	5,808	1,337
Add: Recourse obligation on loans previously sold	103	3,452
Less: Gain on bargain purchases	(9,838)	(10,894)
Less: Trading losses (gains)	440	(5,961)
Less: (Gains) on available-for-sale securities, net	(106)	(392)

Core pre-tax earnings	$48,799	$42,076

Calculation of book value per share
Total shareholders’ equity	$1,453,253	$1,364,832
Less: Preferred stock	(49,672)	(285,642)

(H) Total common equity	$1,403,581	$1,079,190

Actual common shares outstanding	34,947	31,044
Add: TEU conversion shares	6,696	—

(I) Common shares used for book value calculation	41,643	31,044

Book value per share (H/I)	$33.70	$34.76
Tangible common book value per share (F/I)	$26.65	$25.39
Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the

United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, covered loan losses, and the allowance for losses on lending-related commitments, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 45 of the Company’s 2010 Form 10-K.
Net Income
Net income for the quarter ended March 31, 2011 totaled $16.4 million, an increase of $385,000, or 2.4%, compared to the first quarter of 2010, and an increase of approximately $2.2 million, or 15.5%, compared to the fourth quarter of 2010. On a per share basis, net income for the first quarter of 2011 totaled $0.36 per diluted common share, a decrease of $0.05 per share as compared to the 2010 first quarter total of $0.41 per diluted common share. Net income per diluted common share in the first quarter of 2011 increased $0.42, compared to a loss of $0.06 per diluted common share in the fourth quarter of 2010. Average common shares and dilutive common shares in the first quarter of 2011 increased by approximately 15.6 million shares, or 57.8%, compared to the same period in 2010.
The most significant factors resulting in increased net income for the first quarter of 2011 as compared to the same period in the prior year include an increase on interest income on loans and reduced costs on interest-bearing deposits as rates declined, partially offset by increases in salary expense attributed to new employees from the FDIC-assisted acquisitions and increased OREO expenses primarily related to valuation charges on properties held in OREO in the first quarter of 2011. The return on average common equity for the first quarter of 2011 was 4.49%, compared to 4.93% for the prior year first quarter and (0.66)% for the fourth quarter of 2010.
Net Interest Income
The primary source of the Company’s revenue is net interest income. Net interest income is the difference between interest income and fees on earnings assets, such as loans and securities, and interest expense on the liabilities to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period.

Quarter Ended March 31, 2011 compared to the Quarter Ended March 31, 2010
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2011 as compared to the first quarter of 2010 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,632,012	$11,354	1.75%	$2,384,122	$13,155	2.24%
Other earning assets (2) (3) (7)	27,718	181	2.65	26,269	164	2.53
Loans, net of unearned income (2) (4) (7)	9,849,309	129,587	5.34	9,150,078	129,623	5.75
Covered loans	326,571	7,072	8.78	—	—	—

Total earning assets (7)	$12,835,610	$148,194	4.68%	$11,560,469	$142,942	5.01%

Allowance for loan losses	(118,610)			(107,257)
Cash and due from banks	152,264			113,514
Other assets	1,149,261			1,024,091

Total assets	$14,018,525			$12,590,817

Interest-bearing deposits	$9,542,637	$23,956	1.02%	$8,818,012	$33,212	1.53%
Federal Home Loan Bank advances	416,021	3,958	3.86	429,195	4,346	4.11
Notes payable and other borrowings	266,379	2,630	4.00	225,919	1,462	2.63
Secured borrowings — owed to securitization investors	600,000	3,040	2.05	600,000	2,995	2.02
Subordinated notes	50,000	212	1.69	60,000	241	1.60
Junior subordinated notes	249,493	4,370	7.01	249,493	4,375	7.01

Total interest-bearing liabilities	$11,124,530	$38,166	1.39%	$10,382,619	$46,631	1.82%

Non-interest bearing deposits	1,261,374			858,875
Other liabilities	194,752			153,132
Equity	1,437,869			1,196,191

Total liabilities and shareholders’ equity	$14,018,525			$12,590,817

Interest rate spread (5) (7)			3.29%			3.19%
Net free funds/contribution (6)	$1,711,080		0.19%	$1,177,850		0.19%

Net interest income/Net interest margin (7)		$110,028	3.48%		$96,311	3.38%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2011 and 2010 were $414,000 and $446,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.
The higher level of net interest income recorded in the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to a $699 million increase in the average balance of loans and a $327 million increase in FDIC covered loans. The bulk of this growth was funded by an increase of $725 million in interest-bearing deposits and a $533 million increase in net free funds (of which $402 million was non-interest bearing deposits). The Company continues to see a beneficial shift in its deposit mix as non-interest bearing deposits comprised 11.7% of total average deposits in the first quarter of 2011 compared to 8.9% in the first quarter of 2010.
The net interest margin increased ten basis points in the first quarter of 2011 compared to the first quarter of 2010. The driver for this increase was the reduced costs of interest-bearing deposits as the rate on these decreased 51 basis points in the first quarter of 2011 compared to the first quarter of 2010. Including the costs of wholesale funding, the rate on total interest-bearing liabilities declined 43 basis points between these comparable periods. Partially offsetting this positive impact to the net interest margin was the yield on total average earning assets, which declined by 33 basis points as the yield on loans declined by 41 basis points and the yield on liquidity management assets declined by 49 basis points. The yield recognized on the FDIC covered loan portfolio helped to counteract some of the impact of these yield decreases. Although average net free funds increased by $533 million, the contribution to net interest margin remained at 19 basis points for both periods as the replacement value (rate on total interest-bearing liabilities) was 43 basis points lower.
Quarter Ended March 31, 2011 compared to the Quarter Ended December 31, 2010
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2011 as compared to the fourth quarter of 2010 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			December 31, 2010
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,632,012	$11,354	1.75%	$2,844,351	$9,455	1.32%
Other earning assets (2) (3) (7)	27,718	181	2.65	29,676	183	2.45
Loans, net of unearned income (2) (4) (7)	9,849,309	129,587	5.34	9,777,435	140,689	5.71
Covered loans	326,571	7,072	8.78	337,690	4,042	4.75

Total earning assets (7)	$12,835,610	$148,194	4.68%	$12,989,152	$154,369	4.72%

Allowance for loan losses	(118,610)			(116,447)
Cash and due from banks	152,264			151,562
Other assets	1,149,261			1,175,084

Total assets	$14,018,525			$14,199,351

Interest-bearing deposits	$9,542,637	$23,956	1.02%	$9,839,223	$27,853	1.12%
Federal Home Loan Bank advances	416,021	3,958	3.86	415,260	4,038	3.86
Notes payable and other borrowings	266,379	2,630	4.00	244,044	1,631	2.65
Secured borrowings — owed to securitization investors	600,000	3,040	2.05	600,000	3,089	2.04
Subordinated notes	50,000	212	1.69	53,369	233	1.71
Junior subordinated notes	249,493	4,370	7.01	249,493	4,441	6.97

Total interest-bearing liabilities	$11,124,530	$38,166	1.39%	$11,401,389	$41,285	1.43%

Non-interest bearing deposits	1,261,374			1,148,208
Other liabilities	194,752			207,000
Equity	1,437,869			1,442,754

Total liabilities and shareholders’ equity	$14,018,525			$14,199,351

Interest rate spread (5) (7)			3.29%			3.29%
Net free funds/contribution (6)	$1,711,080		0.19%	$1,587,763		0.17%

Net interest income/Net interest margin (7)		$110,028	3.48%		$113,084	3.46%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2011 and December 31, 2010 were $414,000 and $405,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.
The lower level of net interest income recorded in the first quarter of 2011 compared to the fourth quarter of 2010 was primarily attributable to the first quarter of 2011 consisting of two less days than the fourth quarter of 2010, reducing net interest income by approximately $2.5 million. The remainder of the decrease in net interest income was caused by slightly lower levels of total average earning assets as the average balance of mortgages held for sale and mortgage warehouse lines declined by $240 million in the first quarter of 2011 compared to the fourth quarter of 2010.
The net interest margin increased two basis points in the first quarter of 2011 compared to the fourth quarter of 2010. Reduced costs of interest-bearing deposits continued to improve the net interest margin as the rate on these decreased ten basis points in the first quarter of

2011 compared to the fourth quarter of 2010. Including the costs of wholesale funding, the rate on total interest-bearing liabilities declined four basis points between these comparable periods. Offsetting this positive impact to the net interest margin was the yield on total average earning assets, which declined by four basis points as the yield on loans declined by 37 basis points and the yield on liquidity management assets improved by 43 basis points. The increased effective yield recognized on the FDIC covered loan portfolio, as higher levels of forecasted cashflows on the covered loan portfolios drive higher effective yields on these assets, helped to counteract some of the impact of the loan portfolio yield decreases. The lower yield on the loan portfolio in the first quarter of 2011 was primarily attributable to a $5.6 million decline in accretion recognized on the purchased life insurance premium finance loan portfolio as prepayments declined and lower yields on the commercial premium finance receivable portfolio. Average net free funds increased by $123 million improving the contribution to net interest margin by two basis points in the first quarter of 2011 compared to the fourth quarter of 2010. The Company continues to see a beneficial shift in its deposit mix as non-interest bearing deposits comprised 11.7% of total average deposits in the first quarter of 2011 compared to 10.5% in the fourth quarter of 2010.
Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three-month periods ended March 31, 2011 and March 31, 2010, and the three-month periods ended March 31, 2011 and December 31, 2010. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter	First Quarter
	of 2011	of 2011
	Compared to	Compared to
	First Quarter	Fourth Quarter
(Dollars in thousands)	of 2010	of 2010
Tax-equivalent net interest income for comparative period	$96,311	$113,084
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	11,671	788
Change due to interest rate fluctuations (rate)	2,046	(1,331)
Change due to number of days in each period	—	(2,513)

Tax-equivalent net interest income for the period ended March 31, 2011	$110,028	$110,028

Non-interest Income
For the first quarter of 2011, non-interest income totaled $40.9 million, a decrease of $1.7 million, or 4.0%, compared to the first quarter of 2010. The decrease was primarily attributable to lower trading and bargain purchase gains, partially offset by increases in fees from covered call options, mortgage banking revenue and wealth management revenue.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2011	2010	Change	Change
Brokerage	$6,325	$5,554	$771	14
Trust and asset management	3,911	3,113	798	26

Total wealth management	10,236	8,667	1,569	18

Mortgage banking	11,631	9,727	1,904	20
Service charges on deposit accounts	3,311	3,332	(21)	(1)
Gains on available-for-sale securities	106	392	(286)	(73)
Gain on bargain purchases	9,838	10,894	(1,056)	(10)
Trading (losses) gains	(440)	5,961	(6,401)	(107)
Other:
Fees from covered call options	2,470	289	2,181	755
Bank Owned Life Insurance	876	623	253	41
Administrative services	717	582	135	23
Miscellaneous	2,142	2,140	2	0

Total Other	6,205	3,634	2,571	71

Total Non-Interest Income	$40,887	$42,607	$(1,720)	(4)

The significant changes in non-interest income for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 are discussed below.
Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at Wayne Hummer Investments and Wintrust Capital Management. Wealth management revenue totaled $10.2 million in the first quarter of 2011 and $8.7 million in the first quarter of 2010, an increase of 18%. Increased asset valuations due to equity market improvements have helped revenue growth from trust and asset management activities. Additionally, the improvement in the equity markets overall have led to the increase of the brokerage component of wealth management revenue as customer trading activity has increased.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended March 31, 2011, mortgage banking revenue totaled $11.6 million, an increase of $1.9 million when compared to the first quarter of 2010, as a result of an industry-wide decline in real estate loan originations. Mortgages originated and sold totaled $562 million in the first quarter of 2011 compared to $687 million in the first quarter of 2010. The increase in mortgage banking revenue in the first quarter of 2011 as compared to the first quarter of 2010 resulted primarily from estimations of fewer loss indemnification requests from investors. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The Company recognized $103,000 of expense on loans previously sold in the first quarter of 2011, a decrease of $3.3 million compared to the first quarter of 2010. The loss reserves established for loans expected to be repurchased is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans that have been sold, and current economic conditions.

A summary of the mortgage banking revenue components is shown below:
Mortgage banking revenue

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2011	2010
Mortgage loans originated and sold	$562,088	$686,679

Mortgage loans serviced	943,074	750,413
Fair value of mortgage servicing rights (MSRs)	9,448	6,602
MSRs as a percentage of loans serviced	1.00%	0.88%

Gain on sales of loans and other fees	$11,593	$13,717
Mortgage servicing rights fair value adjustments	141	(538)
Recourse obligation on loans previously sold	(103)	(3,452)

Total mortgage banking revenue	$11,631	$9,727

Gain on sales of loans and other fees as a percentage of loans sold	2.06%	2.00%
The gain on bargain purchases of $9.8 million recognized in the first quarter of 2011 relates to the FDIC-assisted acquisitions of TBOC by Advantage and CFBC by Northbrook, see Note 3 of the Financial Statements presented under Item 1 of this report for details of FDIC-assisted acquisitions. The gain on bargain purchases of $10.9 million in the first quarter of 2010 related to loans acquired in the Company’s acquisition of a life insurance premium finance loan portfolio.
Trading losses of $440,000 were recognized by the Company in the first quarter of 2011 compared to gains of $6.0 million in the first quarter of 2010. Lower trading gains in the current period compared to the first quarter of 2010 resulted primarily from realizing market value increases in the prior year on certain collateralized mortgage obligations held in trading which were sold in July 2010.
Other non-interest income for the first quarter of 2011 totaled $6.2 million, compared to $3.6 million in the first quarter of 2010. Fees from certain covered call option transactions increased by $2.2 million in the first quarter of 2011 as compared to the same period in the prior year. Historically, compression in the net interest margin was effectively offset and continues to be offset, by the Company’s covered call strategy.

Non-interest Expense
Non-interest expense for the first quarter of 2011 totaled $98.1 million and increased approximately $14.2 million, or 17%, compared to the first quarter of 2010.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	March 31,		$	%
(Dollars in thousands)	2011	2010	Change	Change
Salaries and employee benefits:
Salaries	$33,135	$29,083	4,052	14
Commissions and bonus	10,714	9,731	983	10
Benefits	12,250	10,258	1,992	19

Total salaries and employee benefits	56,099	49,072	7,027	14
Equipment	4,264	3,896	368	9
Occupancy, net	6,505	6,230	275	4
Data processing	3,523	3,407	116	3
Advertising and marketing	1,614	1,314	300	23
Professional fees	3,546	3,107	439	14
Amortization of other intangible assets	689	645	44	7
FDIC insurance	4,518	3,809	709	19
OREO expenses, net	5,808	1,337	4,471	334
Other:
Commissions - 3rd party brokers	1,030	962	68	7
Postage	1,078	1,110	(32)	(3)
Stationery and supplies	840	732	108	15
Miscellaneous	8,595	8,317	278	3

Total other	11,543	11,121	422	4

Total Non-Interest Expense	$98,109	$83,938	$14,171	17

The significant changes in non-interest expense for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 are discussed below.
Salaries and employee benefits comprised 57% of total non-interest expense in the first quarter of 2011 and 58% in the first quarter of 2010. Salaries and employee benefits expense increased $7.0 million, or 14%, in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of a $1.0 million increase in bonus and commissions as variable pay based revenue increased (primarily our mortgage banking and wealth management businesses), a $4.0 million increase in salaries caused by the addition of employees from the five FDIC-assisted transactions and larger staffing as the Company grows and a $2.0 million increase from employee benefits (primarily health plan and payroll taxes related).
OREO expenses include all costs related to obtaining, maintaining and selling of other real estate owned properties. This expense totaled $5.8 million in the first quarter of 2011, an increase of $4.5 million compared to $1.3 million in the first quarter of 2010. The increase in OREO expenses primarily related to higher valuation adjustments of properties held in OREO in the first quarter of 2011 as compared to first quarter of 2010.
Income Taxes
The Company recorded income tax expense of $10.6 million for the three months ended March 31, 2011, compared to $9.5 million for same period of 2010. The effective tax rates were 39.4% and 37.2% for the first quarters of 2011 and 2010, respectively. The higher effective tax rate in the 2011 quarterly period as compared to the 2010 quarter reflects an increase in the Illinois corporate income tax rate effective January 1, 2011, which increased our tax expense by approximately $200,000, as well as a one-time charge of $300,000 to increase the recorded value of deferred tax liabilities as a result of this change in rates.

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
Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See “wealth management deposits” discussion in the Deposits section of this report for more information on these deposits).
The community banking segment’s net interest income for the quarter ended March 31, 2011 totaled $101.2 million as compared to $88.0 million for the same period in 2010, an increase of $13.2 million, or 15%. This increase is primarily attributable to the five FDIC-assisted bank acquisitions and the ability to raise interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $28.5 million in the first quarter of 2011, an increase of $13.3 million, or 87%, when compared to the first quarter of 2010 total of $15.2 million. This increase is primarily attributable to the $9.8 million of bargain purchase gain in the first quarter of 2011 related to TBOC and CFBC FDIC-assisted bank acquisitions and higher mortgage banking revenues. The community banking segment’s net income for the quarter ended March 31, 2011 totaled $17.6 million, an increase of $11.6 million, as compared to net income in the first quarter of 2010 of $6.0 million.
Net interest income for the specialty finance segment totaled $28.0 million for the quarter ended March 31, 2011, compared to $23.0 million for the same period in 2010, an increase of $5.0 million or 22%. This increase in net interest income is primarily attributable to lower interest expense in the first quarter of 2011 compared to the same period of 2010. The specialty finance segment’s non-interest income totaled $717,000 for the quarter ended March 31, 2011, compared to $11.5 million for the same period in 2010, a decrease of $10.8 million. This decrease is attributable to the impact of the life insurance premium finance receivable portfolio bargain purchase gain in the first quarter of 2010. The after-tax profit of the specialty finance segment for the quarter ended March 31, 2011 totaled $12.6 million as compared an after-tax profit of $15.9 million for the quarter ended March 31, 2010.
The wealth management segment reported net interest income of $2.6 million for the first quarter of 2011 compared to $2.5 million in the same quarter of 2010. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.4 ($1.5 after tax) for both the first quarters of 2011 and 2010. This segment recorded non-interest income of $13.0 million for the first quarter of 2011 compared to $10.7 million for the first quarter of 2010. This increase is a result of increased asset valuations resulting from equity market improvements in the first quarter of 2011. The wealth management segment’s net income totaled $1.7 million for the first quarter of 2011 compared to net income of $1.1 million for the first quarter of 2010.
Financial Condition
Total assets were $14.1 billion at March 31, 2011, representing an increase of $1.3 billion, or 10%, when compared to March 31, 2010 and approximately $114.1 million, or 3% on an annualized basis, when compared to December 31, 2010. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $12.5 billion at March 31, 2011, $11.3 billion at March 31, 2010 and $12.4 billion at December 31, 2010. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2011		December 31, 2010		March 31, 2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$1,950,599	15%	$1,987,599	15%	$1,689,988	15%
Commercial real estate	3,359,042	26	3,316,666	26	3,324,988	29
Home equity	906,073	7	915,143	7	928,990	8
Residential real estate (1)	570,250	4	711,332	5	503,804	4
Premium finance receivables (2)	2,906,513	23	2,682,684	21	2,499,896	22
Indirect consumer loans	52,310	—	52,547	—	90,772	1
Other loans	104,522	1	111,464	1	111,640	1

Total loans, net of unearned income (3) excluding covered loans	$9,849,309	76%	$9,777,435	75%	$9,150,078	80%
Covered loans	326,571	3	337,690	3	—	—

Total average loans (3)	$10,175,880	79%	$10,115,125	78%	$9,150,078	80%

Liquidity management assets (4)	$2,632,012	21	2,844,351	22	2,384,122	20
Other earning assets (5)	$27,718	—	29,676	—	26,269	—

Total average earning assets	$12,835,610	100%	$12,989,152	100%	$11,560,469	100%

Total average assets	$14,018,525		$14,199,351		$12,590,817

Total average earning assets to total average assets		92%		91%		92%

(1)	Includes mortgage loans held-for-sale

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

(5)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the first quarter of 2011 increased $1.3 billion, or 11%, to $12.8 billion, compared to the first quarter of 2010, and decreased $153.5 million, or 5% on an annualized basis, compared to the fourth quarter of 2010. The ratio of total average earning assets as a percent of total average assets was 92% at March 31, 2011 and 2010, and increased from 91% at December 31, 2010.
Total average loans during the first quarter of 2011 increased $1.0 billion, or 11%, over the previous year first quarter. Approximately $326.6 million of this increase relates to the covered loans portfolio, which relates to the various FDIC-assisted acquisitions during 2010 and the first quarter of 2011. The remaining increase from period to period was the result of significant increases within the commercial and premium finance receivable portfolios.
Average commercial loans totaled $2.0 billion in the first quarter of 2011, and increased $260.6 million, or 15%, over the average balance in the same period of 2010, while average commercial real estate loans totaled $3.4 billion in 2011, slightly increasing $34.1 million, or 1%, since 2010. Combined these categories comprised 52% of the average loan portfolio in 2011 and 55% in 2010. The growth realized in these categories for the first quarters 2011 and 2010 is primarily attributable to increased business development efforts. Average balances remained relatively flat compared to the quarter-ended December 31, 2010, with average commercial loans decreasing slightly by $37.0 million, or 7% annualized, and average commercial real estate loans increasing slightly by $42.4 million, or 5% annualized.
Home equity loans averaged $906.1 million in the first quarter of 2011, and decreased $22.9 million, or 2%, when compared to the average balance in the same period of 2010 and $9.1 million, or 1%, when compared to quarter-ended December 31, 2010. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans to grow outstanding loan balances.

Residential real estate loans averaged $570.3 million in the first quarter of 2011, and increased $66.4 million, or 13%, from the average balance of $503.8 million in same period of 2010. The majority of this increase in residential mortgage loans is a result of higher mortgage loan originations. Compared to the quarter-ended December 31, 2010, the average balance decreased $141.1 million, or 79% annualized, from $711.3 million as a result of decreases in mortgage loans held-for-sale. Recent increases in mortgage interest rates resulted in lower origination volumes in the first quarter of 2011. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.
Average premium finance receivables totaled $2.9 billion in the first quarter of 2011, and accounted for 29% of the Company’s average total loans. Premium finance receivables consist of both a commercial and life portfolio comprising 47% and 53%, respectively, of the average total balance. Average premium finance receivables in the first quarter of 2011 increased $406.6 million, or 16%, from the average balance of $2.5 billion compared to the same period of 2010. Additionally, the average balance increased $223.8 million, or 33% annualized, from the average balance of $2.7 billion in the quarter-ended December 31, 2010. The increase during 2011 compared to both periods was the result of increased originations within the portfolio. Historically, the majority of premium finance receivables, commercial and life insurance, were purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. FIFC originations of commercial premium finance receivables that were not purchased by the banks were typically sold to unrelated third parties with servicing retained.
Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans are financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company has established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, as a result of competitive pricing pressures, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. However as a result of current favorable pricing opportunities coupled with reduced competition in the indirect consumer automobile lending business, the Company re-entered this business with originations through Hinsdale Bank in the fourth quarter of 2010.
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
Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 — Business Combinations for a discussion of these acquisitions.
Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, Wayne Hummer Investments, LLC (“WHI”) activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.
Deposits
Total deposits at March 31, 2011, were $10.9 billion and increased $1.2 billion, or 12%, compared to total deposits at March 31, 2010. See Note 10 to the financial statements of Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of deposits as of March 31, 2011:

						Weighted-
	Non-					Average
	Interest	Savings				Interest Rate of
	Bearing	and		Time		Maturing Time
	and	Money	Wealth	Certificates	Total	Certificates
(Dollars in thousands)	NOW (1)	Market (1)	Management (1)	of Deposit	Deposits	of Deposit
1-3 months	$2,806,211	$2,594,097	$659,194	$1,102,908	$7,162,410	1.38%
4-6 months				723,965	723,965	1.90
7-9 months				700,530	700,530	1.32
10-12 months				581,775	581,775	1.26
13-18 months				724,299	724,299	1.68
19-24 months				313,539	313,539	1.82
24+ months				708,651	708,651	2.33

Total deposits	$2,806,211	$2,594,097	$659,194	$4,855,667	$10,915,169	1.57%

(1)	Balances of non-contractual maturity deposits are shown as maturing in the earliest time frame. These deposits re-price in varying degrees to changes in interest rates.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2011		December 31, 2010		March 31, 2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$1,261,374	12%	$1,148,208	10%	$858,875	9%
NOW	1,509,964	14	1,571,892	14	1,412,280	15
Wealth Management deposits	673,535	6	732,605	7	793,078	8
Money Market	1,815,048	17	1,753,210	16	1,545,150	16
Savings	745,854	7	731,519	7	553,599	6
Time certificates of deposits	4,798,236	44	5,049,996	46	4,513,904	46

Total average deposits	$10,804,011	100%	$10,987,430	100%	$9,676,886	100%

Total average deposits for the first quarter of 2011 were $10.8 billion, an increase of $1.1 billion, or 12%, from the first quarter of 2010. The average balances in each deposit category increased from their respective average balances as of a year ago, except for the Wealth Management deposits. The average balance of Wealth Management deposits in the first quarter of 2011 decreased over the balance of this account in the first quarter of 2010, as management chose not to renew certain wholesale accounts from unaffiliated companies.
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
Brokered Deposits
The Company uses brokered deposits primarily as an asset-liability management tool to assist in the management of interest rate risk. The Company does not consider brokered deposits to be a vital component of its current liquidity resources. Historically, brokered deposits have represented a small component of the Company’s total deposits outstanding, as set forth in the table below:

	March 31,		December 31,
(Dollars in thousands)	2011	2010	2010	2009	2008
Total deposits	$10,915,169	$9,724,870	$10,803,673	$9,917,074	$8,376,750
Brokered deposits	591,297	837,388	639,687	927,722	800,042
Brokered deposits as a percentage of total deposits	5.4%	8.6%	5.9%	9.4%	9.6%

Brokered deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), and wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.
Other Funding Sources
Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities and the retention of earnings, the Company uses several other funding sources to support its growth. These sources include short-term borrowings, notes payable, Federal Home Loan Bank advances, subordinated debt, secured borrowings and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.6 billion in the first quarter of 2011 and 2010.
The following table sets forth, by category, the composition of average other funding sources for the quarterly periods presented:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	416,021	415,260	429,195

Other borrowings:
Federal funds p urchased and securities sold under rep urchase agreements	222,531	232,963	223,127
Other	42,848	10,081	1,792

Total other borrowings	$265,379	$243,044	$224,919

Secured borrowings — owed to securitization investors	600,000	600,000	600,000
Subordinated notes	50,000	53,370	60,000
Junior subordinated debentures	249,493	249,493	249,493

Total other borrowings	$1,581,893	$1,562,167	$1,564,607

Notes payable balances represent the balances on a credit agreement with an unaffiliated bank. This $51.0 million credit facility is available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2011 and 2010, the Company had $1.0 million of notes payable outstanding.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $423.5 million at March 31, 2011, compared to $423.5 million at December 31, 2010 and $421.8 million at March 31, 2010.
Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks and short-term borrowings from brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.
Debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 is recorded within other borrowings. The total proceeds attributed to the debt component of the offering, net of issuance costs, was $43.3 million. At March 31, 2010, other borrowings reflect a 6.17% fixed-rate mortgage related to the Company’s Northfield banking office, which was paid-off during 2010.
The $600 million average balance of secured borrowings represents the consolidation of a qualifying special purpose entity (the “QSPE”) that was previously accounted for as an off-balance sheet securitization transaction sponsored by FIFC. Pursuant to ASC 810 and ASC 860, effective January 1, 2010, the QSPE is accounted for as a consolidated subsidiary of the Company. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that bear an annual interest rate of LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”).

The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years. These notes mature in 2012, 2013, and 2015. These notes qualify as Tier 2 regulatory capital. Subordinated notes totaled $50.0 million at March 31, 2011 and December 31, 2010, and $60.0 million at March 31, 2010.
Junior subordinated debentures were issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. These junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2011 as compared to December 31, 2010.
Shareholders’ Equity
Total shareholders’ equity was $1.5 billion at March 31, 2011, reflecting an increase of $88.4 million since March 31, 2010 and $16.7 million since December 31, 2010. The increase from December 31, 2010 was the result of net income of $16.4 million less common stock dividends of $3.1 million and preferred stock dividends of $1.0 million, $1.0 million credited to surplus for stock-based compensation costs, $1.3 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $2.1 million in higher net unrealized gains from available-for-sale securities and net unrealized gains from cash flow hedges, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31,	December 31,	March 31,
	2011	2010	2010
Leverage ratio	10.3%	10.1%	10.8%
Tier 1 capital to risk-weighted assets	12.7	12.5	13.4
Total capital to risk-weighted assets	14.1	13.8	14.9
Total average equity-to-total average assets(1)	10.3	10.2	9.5

(1)	Based on quarterly average balances.

	Minimum
	Capital	Well
	Requirements	Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0
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
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. In January of 2011, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In each of January and July 2010, Wintrust declared a semi-annual cash dividend of $0.09 per common share.
See Note 17 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of common stock in March and December of 2010, tangible equity units in December 2010, preferred stock in August 2008 through a private transaction, and Series B preferred stock and a warrant to the federal government in December 2008 in connection with the Company’s participation in Treasury’s CPP. In December 2010, the Company repurchased all 250,000 shares of its Series B Preferred

Stock, and in February 2011, the Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering.
LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2011		December 31, 2010		March 31, 2010
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$1,937,561	19%	$2,049,326	21%	$1,749,895	19%
Commercial real-estate	3,356,562	34	3,338,007	34	3,333,157	37
Home equity	891,332	9	914,412	9	924,993	10
Residential real-estate	344,909	4	353,336	3	322,984	4
Premium finance receivables — commercial	1,337,851	13	1,265,500	13	1,317,822	14
Premium finance receivables — life insurance	1,539,521	15	1,521,886	15	1,233,573	14
Indirect consumer	52,379	1	51,147	1	83,136	1
Other loans	101,687	1	106,272	1	105,002	1

Total loans, net of unearned income, excluding covered loans	$9,561,802	96%	$9,599,886	97%	$9,070,562	100%
Covered loans	431,299	4	334,353	3	—	—

Total loans	$9,993,101	100%	$9,934,239	100%	$9,070,562	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of March 31, 2011 and 2010:

				> 90 Days	Allowance
		% of		Past Due	For Loan
As of March 31, 2011		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,277,657	24.2%	$24,277	$150	$20,208
Franchise	114,376	2.2	1,792	—	974
Mortgage warehouse lines of credit	33,482	0.6	—	—	290
Community Advantage — homeowner associations	75,948	1.4	—	—	190
Aircraft	22,317	0.4	74	—	130
Asset-based lending	301,899	5.7	—	—	4,828
Municipal	60,376	1.1	—	—	1,037
Leases	51,506	1.0	14	—	449
Other	—	—	—	—	—

Total commercial	$1,937,561	36.6%	$26,157	$150	$28,106

Commercial Real-Estate:
Residential construction	$91,367	1.7%	$7,891	$—	$2,987
Commercial construction	121,548	2.3	1,396	692	3,914
Land	230,214	4.3	26,974	—	13,971
Office	557,267	10.5	17,945	—	9,001
Industrial	495,636	9.4	1,251	524	4,744
Retail	523,114	9.9	12,824	—	7,424
Multi-family	293,863	5.6	5,968	—	9,945
Mixed use and other	1,043,553	19.7	19,752	781	13,660

Total commercial real-estate	$3,356,562	63.4%	$94,001	$1,997	$65,646

Total commercial and commercial real-estate	$5,294,123	100.0%	$120,158	$2,147	$93,752

Commercial real-estate — collateral location by state:
Illinois	$2,725,135	81.2%
Wisconsin	352,975	10.5

Total primary markets	$3,078,110	91.7%

Florida	48,071	1.4
Arizona	41,875	1.2
Indiana	47,659	1.4
Other (no individual state greater than 0.5%)	140,847	4.3

Total	$3,356,562	100.0%

				> 90 Days	Allowance
		% of		Past Due	For Loan
As of March 31, 2010		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,179,164	23.2%	$11,857	$—	$20,050
Franchise	131,555	2.6	—	—	2,097
Mortgage warehouse lines of credit	89,813	1.8	—	—	1,216
Community Advantage — homeowner associations	66,590	1.3	—	—	161
Aircraft	41,148	0.8	—	—	170
Asset-based lending	179,315	3.5	2,361	—	3,278
Municipal	45,223	0.9	—	—	361
Leases	12,518	0.2	1,113	—	1,040
Other	4,569	0.1	—	—	37

Total commercial	$1,749,895	34.4%	$15,331	$—	$28,410

Commercial Real-Estate:
Residential construction	$146,351	2.9%	$13,240	$—	$3,783
Commercial construction	298,313	5.9	16,916	—	11,185
Land	315,483	6.2	32,423	—	10,749
Office	489,066	9.6	2,559	1,195	5,477
Industrial	455,155	9.0	2,143	—	5,139
Retail	456,712	9.0	2,310	—	5,085
Multi-family	249,596	4.9	3,555	—	2,026
Mixed use and other	922,481	18.1	9,243	—	10,461

Total commercial real-estate	$3,333,157	65.6%	$82,389	$1,195	$53,905

Total commercial and commercial real-estate	$5,083,052	100.0%	$97,720	$1,195	$82,315

Commercial real-estate — collateral location by state:
Illinois	$2,677,819	80.3%
Wisconsin	374,707	11.2

Total primary markets	$3,052,526	91.5%

Florida	48,499	1.5
Arizona	43,104	1.3
Indiana	67,754	2.0
Other (no individual state greater than 0.5%)	121,274	3.7

Total	$3,333,157	100.0%

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 91.7% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in the first quarter of 2011 as it was in 2010, and we expect this trend to continue. As of March 31, 2011, our allowance for loan losses related to this portfolio is $65.6 million.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, our allowance for loan losses in our commercial loan portfolio is $28.1 million as of March 31, 2011.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. End lender re-payments are sent directly to the Company upon end-lenders’ acceptance of final loan documentation. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business expanded in 2010 due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. However, as a result of declining demand for re-financing and increased competition as competitors return to the market, our mortgage warehouse lines decreased to $33.5 million as of March 31, 2011 from $131.3 million as of December 31, 2010. Additionally, our allowance for loan losses with respect to these loans is $290,000 as of

March 31, 2011. Since the inception of this business, the Company has not suffered any related loan losses on these loans.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2011, our residential loan portfolio totaled $344.9 million, or 4% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of March 31, 2011, $4.9 million of our residential real estate mortgages, or 1.4% of our residential real estate loan portfolio, were classified as nonaccrual, $6.1 million were 30 to 89 days past due (1.8%) and $333.9 million were current (96.8%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold into the secondary market with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2011 and 2010 was $943.1 million and $750.4 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2011, approximately $34.4 million of our mortgages consist of interest-only loans. To date, we have not participated in any mortgage modification programs.
Premium finance receivables — commercial. FIFC originated approximately $889.6 million in commercial insurance premium finance receivables during the first quarter of 2011. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. See Note 8 of the Consolidated Financial Statements presented under Item 8 of this report for a discussion of this securitization transaction. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity are included directly on the Company’s Consolidated Statements of Condition.
Premium finance receivables — life insurance. In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million.
FIFC originated approximately $106.2 million in life insurance premium finance receivables in the first quarter of 2011. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Variable Rate Loan Repricing and Rate Floors
The following table classifies the commercial and commercial real-estate loan portfolio at March 31, 2011 by date at which the loans reprice and the type of rate:

		Variable Rate
As of March 31, 2011		One year or	From one to	Over
(Dollars in thousands)	Fixed Rate	less	five years	five years	Total
Commercial
Fixed rate	$529,835	$—	$—	$—	$529,835
Variable rate
With floor feature	—	841,330	3,968	7,232	852,530
Without floor feature	—	516,650	32,184	6,362	555,196

Total commercial	529,835	1,357,980	36,152	13,594	1,937,561

Commercial real-estate
Fixed rate	1,653,063	—	—	—	1,653,063
Variable rate
With floor feature	—	1,182,273	9,884	603	1,192,760
Without floor feature	—	415,988	90,115	4,636	510,739

Total commercial real-estate	1,653,063	1,598,261	99,999	5,239	3,356,562

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
In the first quarter of 2010, the Company modified its credit risk rating scale to the above 1 through 10 risk ratings. Prior to the modification, the Company employed a 1 through 9 credit risk rating scale with a single rating for loans classified as Substandard. The modified scale contains two separate credit risk ratings for Substandard loans: Substandard -Accrual (credit risk rating 7) and Substandard- Nonaccrual (credit risk rating 8). The modified scale allows the Company to better monitor the credit risk of the portfolio.
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

Non-performing Assets, excluding covered assets
The following table sets forth Wintrust’s non-performing assets, excluding covered assets, as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Loans past due greater than 90 days and still accruing:
Commercial	$150	$478	$—
Commercial real-estate	1,997	—	1,195
Home equity	—	—	21
Residential real-estate	—	—	—
Premium finance receivables — commercial	6,319	8,096	7,479
Premium finance receivables — life insurance	—	—	5,450
Indirect consumer	310	318	665
Consumer and other	1	1	20

Total loans past due greater than 90 days and still accruing	8,777	8,893	14,830

Non-accrual loans:
Commercial	26,157	16,382	15,331
Commercial real-estate	94,001	93,963	82,389
Home equity	11,184	7,425	7,730
Residential real-estate	4,909	6,085	5,460
Premium finance receivables — commercial	9,550	8,587	14,106
Premium finance receivables — life insurance	342	354	73
Indirect consumer	320	191	615
Consumer and other	147	252	426

Total non-accrual loans	146,610	133,239	126,130

Total non-performing loans:
Commercial	26,307	16,860	15,331
Commercial real-estate	95,998	93,963	83,584
Home equity	11,184	7,425	7,751
Residential real-estate	4,909	6,085	5,460
Premium finance receivables — commercial	15,869	16,683	21,585
Premium finance receivables — life insurance	342	354	5,523
Indirect consumer	630	509	1,280
Consumer and other	148	253	446

Total non-performing loans	$155,387	$142,132	$140,960
Other real estate owned	85,290	71,214	89,009

Total non-performing assets	$240,677	$213,346	$229,969

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	1.36%	0.82%	0.88%
Commercial real-estate	2.86	2.81	2.51
Home equity	1.25	0.81	0.84
Residential real-estate	1.42	1.72	1.69
Premium finance receivables — commercial	1.19	1.32	1.64
Premium finance receivables — life insurance	0.02	0.02	0.45
Indirect consumer	1.20	0.99	1.54
Consumer and other	0.15	0.24	0.42

Total non-performing loans	1.63%	1.48%	1.55%

Total non-performing assets, as a percentage of total assets	1.71%	1.53%	1.79%

Allowance for loan losses as a percentage of total non-performing loans	74.04%	80.14%	72.64%

Non-performing Commercial and Commercial Real-Estate
The commercial non-performing loan category totaled $26.3 million as of March 31, 2011 compared to $16.9 million as of December 31, 2010 and $15.3 million as of March 31, 2010, while the commercial real estate loan category totaled $96.0 million as of March 31, 2011 compared to $94.0 million as of December 31, 2010 and $83.6 million as of March 31, 2010.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $16.1 million as of March 31, 2011. The balance increased $2.6 million from December 31, 2010 and increased $2.9 million from March 31, 2010. The March 31, 2011 non-performing balance is comprised of $4.9 million of residential real estate (22 individual credits) and $11.2 million of home equity loans (35 individual credits). On average, this is approximately four non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of March 31, 2011 and 2010, and the amount of net charge-offs for the quarters then ended.

	March 31,	March 31,
(Dollars in thousands)	2011	2010
Non-performing premium finance receivables — commercial	$15,869	$21,585
- as a percent of premium finance receivables — commercial outstanding	1.19%	1.64%

Net charge-offs of premium finance receivables — commercial	$1,239	$1,704
- annualized as a percent of average premium finance receivables — commercial	0.37%	0.54%
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $630,000 at March 31, 2011, compared to $509,000 at December 31, 2010 and $1.3 million at March 31, 2010. The ratio of these non-performing loans to total indirect consumer loans was 1.20% at March 31, 2011 compared to 0.99% at December 31, 2010 and 1.54% at March 31, 2010. Net charge-offs as a percent of total indirect consumer loans were 0.41% for the quarter ended March 31, 2011 compared to 1.00% in the same period in 2010. The indirect consumer loan portfolio has decreased 37% since March 31, 2010 to a balance of $52.4 million at March 31, 2011.
Loan Portfolio Aging
The following table shows, as of March 31, 2011, only 1.6% of the entire portfolio, excluding covered loans, is non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.5%, either one or two payments past due. In total, 96.9% of the Company’s total loan portfolio, excluding covered loans, as of March 31, 2011 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at March 31, 2011 and December 31, 2010:

		90+ days	60-89	30-59
As of March 31, 2011		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$24,277	$150	$3,233	$9,201	$1,240,796	$1,277,657
Franchise	1,792	—	—	—	112,584	114,376
Mortgage warehouse lines of credit	—	—	—	—	33,482	33,482
Community Advanatage — homeowners association	—	—	—	—	75,948	75,948
Aircraft	74	—	—	—	22,243	22,317
Asset-based lending	—	—	216	2,355	299,328	301,899
Municipal	—	—	—	—	60,376	60,376
Leases	14	—	—	88	51,404	51,506
Other	—	—	—	—	—	—

Total commercial and commercial real-estate	26,157	150	3,449	11,644	1,896,161	1,937,561

Commercial real-estate:
Residential construction	7,891	—	1,057	3,587	78,832	91,367
Commercial construction	1,396	692	2,469	680	116,311	121,548
Land	26,974	—	7,366	12,455	183,419	230,214
Office	17,945	—	1,705	3,059	534,558	557,267
Industrial	1,251	524	1,672	8,499	483,690	495,636
Retail	12,824	—	4,994	5,810	499,486	523,114
Multi-family	5,968	—	1,107	5,059	281,729	293,863
Mixed use and other	19,752	781	7,187	19,835	995,998	1,043,553

Total commercial real-estate	94,001	1,997	27,557	58,984	3,174,023	3,356,562

Home equity	11,184	—	3,366	6,603	870,179	891,332
Residential real estate	4,909	—	918	5,174	333,908	344,909
Premium finance receivables — commercial	9,550	6,319	4,433	14,428	1,303,121	1,337,851
Premium finance receivables — life insurance	342	—	1,130	5,580	1,532,469	1,539,521
Indirect consumer	320	310	182	657	50,910	52,379
Consumer and other	147	1	185	394	100,960	101,687

Total loans, net of unearned income, excluding covered loans	$146,610	$8,777	$41,220	$103,464	$9,261,731	$9,561,802
Covered loans	—	116,298	5,288	24,855	284,858	431,299

Total loans, net of unearned income	$146,610	$125,075	$46,508	$128,319	$9,546,589	$9,993,101

		90+ days	60-89	30-59
		and still	days past	days past
Aging as a % of Loan Balance:	Nonaccrual	accruing	due	due	Current	Total Loans
Commercial
Commercial and industrial	1.9%	—%	0.3%	0.7%	97.1%	100.0%
Franchise	1.6	—	—	—	98.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advanatage — homeowners association	—	—	—	—	100.0	100.0
Aircraft	0.3	—	—	—	99.7	100.0
Asset-based lending	—	—	0.1	0.8	99.1	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	0.2	99.8	100.0
Other	—	—	—	—	—	—

Total commercial	1.3	—	0.2	0.6	97.9	100.0

Commercial real-estate:
Residential construction	8.6	—	1.2	3.9	86.3	100.0
Commercial construction	1.1	0.6	2.0	0.6	95.7	100.0
Land	11.7	—	3.2	5.4	79.7	100.0
Office	3.2	—	0.3	0.5	96.0	100.0
Industrial	0.3	0.1	0.3	1.7	97.6	100.0
Retail	2.5	—	1.0	1.1	95.4	100.0
Multi-family	2.0	—	0.4	1.7	95.9	100.0
Mixed use and other	1.9	0.1	0.7	1.9	95.4	100.0

Total commercial real-estate	2.8	0.1	0.8	1.8	94.5	100.0

Home equity	1.3	—	0.4	0.7	97.6	100.0
Residential real estate	1.4	—	0.3	1.5	96.8	100.0
Premium finance receivables — commercial	0.7	0.5	0.3	1.1	97.4	100.0
Premium finance receivables — life insurance	—	—	0.1	0.4	99.5	100.0
Indirect consumer	0.6	0.6	0.3	1.3	97.2	100.0
Consumer and other	0.1	—	0.2	0.4	99.3	100.0

Total loans, net of unearned income, excluding covered loans	1.5%	0.1%	0.4%	1.1%	96.9%	100.0%
Covered loans	—	27.0	1.2	5.8	66.0	100.0

Total loans, net of unearned income	1.5%	1.3%	0.5%	1.3%	95.4%	100.0%

As of December 31, 2010

		90+ days	60-89	30-59
		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans

Loan Balances:
Commercial
Commercial and industrial	$15,922	$478	$4,416	$9,928	$1,280,009	$1,310,753
Franchise	—	—	—	2,250	117,238	119,488
Mortgage warehouse lines of credit	—	—	—	—	131,306	131,306
Community Advanatage — homeowners association	—	—	—	—	75,542	75,542
Aircraft	—	—	178	1,000	23,440	24,618
Asset-based lending	417	—	161	2,846	285,555	288,979
Municipal	—	—	—	—	56,343	56,343
Leases	43	—	—	—	41,498	41,541
Other	—	—	—	—	756	756

Total commercial	16,382	478	4,755	16,024	2,011,687	2,049,326

Commercial real-estate:
Residential construction	10,010	—	96	1,801	84,040	95,947
Commercial construction	1,820	—	—	1,481	128,371	131,672
Land	37,602	—	6,815	11,915	203,857	260,189
Office	12,718	—	9,121	3,202	510,290	535,331
Industrial	3,480	—	686	2,276	493,859	500,301
Retail	3,265	—	4,088	3,839	499,335	510,527
Multi-family	4,794	—	1,573	3,062	281,525	290,954
Mixed use and other	20,274	—	8,481	15,059	969,272	1,013,086

Total commercial real-estate	93,963	—	30,860	42,635	3,170,549	3,338,007

Home equity	7,425	—	2,181	7,098	897,708	914,412
Residential real estate	6,085	—	1,836	8,224	337,191	353,336
Premium finance receivables — commercial	8,587	8,096	6,076	16,584	1,226,157	1,265,500
Premium finance receivables — life insurance	354	—	—	—	1,521,532	1,521,886
Indirect consumer	191	318	301	918	49,419	51,147
Consumer and other	252	1	109	379	105,531	106,272

Total loans, net of unearned income, excluding covered loans	$133,239	$8,893	$46,118	$91,862	$9,319,774	$9,599,886
Covered loans	—	117,161	7,352	22,744	187,096	334,353

Total loans, net of unearned income	$133,239	$126,054	$53,470	$114,606	$9,506,870	$9,934,239

Aging as a % of Loan Balance:

		90+ days	60-89	30-59
		and still	days past	days past
	Nonaccrual	accruing	due	due	Current	Total Loans

Commercial
Commercial and industrial	1.0%	—%	0.3%	0.8%	97.9%	100.0%
Franchise	—	—	—	1.9	98.1	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advanatage — homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	0.7	4.1	95.2	100.0
Asset-based lending	0.1	—	0.1	1.0	98.8	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	0.1	—	—	—	99.9	100.0
Other	—	—	—	—	100.0	100.0

Total commercial	0.8	—	0.2	0.8	98.2	100.0

Commercial real-estate:
Residential construction	10.4	—	0.1	1.9	87.6	100.0
Commercial construction	1.4	—	—	1.1	97.5	100.0
Land	14.5	—	2.6	4.6	78.3	100.0
Office	2.4	—	1.7	0.6	95.3	100.0
Industrial	0.7	—	0.1	0.5	98.7	100.0
Retail	0.6	—	0.8	0.8	97.8	100.0
Multi-family	1.6	—	0.5	1.1	96.8	100.0
Mixed use and other	2.0	—	0.8	1.5	95.7	100.0

Total commercial real-estate	2.8	—	0.9	1.3	95.0	100.0

Home equity	0.8	—	0.2	0.8	98.2	100.0
Residential real estate	1.7	—	0.5	2.3	95.5	100.0
Premium finance receivables — commercial	0.7	0.6	0.5	1.3	96.9	100.0
Premium finance receivables — life insurance	—	—	—	—	100.0	100.0
Indirect consumer	0.4	0.6	0.6	1.8	96.6	100.0
Consumer and other	0.2	—	0.1	0.4	99.3	100.0

Total loans, net of unearned income, excluding covered loans	1.4%	0.1%	0.5%	1.0%	97.0%	100.0%
Covered loans	—	35.0	2.2	6.8	56.0	100.0

Total loans, net of unearned income	1.3%	1.3%	0.5	1.2	95.7%	100.0%

As of March 31, 2011, only $41.2 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $103.5 million, or 1.1%, were 30 to 59 days (or one payment) past due. As of December 31, 2010, $46.1 million of all loans, excluding covered loans, or 0.5%, were 60 to 89 days past due and $91.9 million, or 1.0%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) increased $11.6 million since December 31, 2010.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2011 that are current with regard to the contractual terms of the loan agreement represent 97.6% of the total home equity portfolio. Residential real estate loans at March 31, 2011 that are current with regards to the contractual terms of the loan agreements comprise 96.8% of total residential real estate loans outstanding.
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

Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, as of March 31, 2011 and shows the changes in the balance from December 31, 2010:

Non-performing
(Dollars in thousands)	Loans
Balance at December 31, 2010	$142,132
Additions, net	56,168
Return to performing status	(1,175)
Payments received	(1,589)
Transfers to OREO	(22,425)
Charge-offs	(14,100)
Net change for niche loans (1)	(3,624)

Balance at March 31, 2011	$155,387

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
Management has determined that the allowance for loan losses was appropriate at March 31, 2011, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Allowance for loan losses at beginning of period	$113,903	$98,277
Provision for credit losses	24,376	29,044
Other adjustments	—	1,943
Reclassification to/from allowance for unfunded lending-related commitments	2,116	(99)

Charge-offs:
Commercial	9,140	4,675
Commercial real estate	13,342	20,244
Home equity	773	281
Residential real estate	1,275	406
Premium finance receivables — commercial	1,507	1,933
Premium finance receivables — life insurance	30	—
Indirect consumer	120	274
Consumer and other	160	179

Total charge-offs	26,347	27,992

Recoveries:
Commercial	266	443
Commercial real estate	338	442
Home equity	8	8
Residential real estate	2	5
Premium finance receivables — commercial	268	229
Premium finance receivables — life insurance	—	—
Indirect consumer	66	50
Consumer and other	53	47

Total recoveries	1,001	1,224

Net charge-offs, excluding covered loans	(25,346)	(26,768)

Allowance for loan losses at period end	$115,049	$102,397

Allowance for unfunded lending-related commitments at period end	$2,018	$3,653

Allowance for credit losses at period end	$117,067	$106,050

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	1.85%	1.02%
Commercial real estate	1.57	2.42
Home equity	0.34	0.12
Residential real estate	0.91	0.32
Premium finance receivables — commercial	0.37	0.54
Premium finance receivables — life insurance	0.01	—
Indirect consumer	0.41	1.00
Consumer and other	0.42	0.48

Total loans, net of unearned income, excluding covered loans	1.04%	1.19%

Net charge-offs as a percentage of the provision for credit losses	103.98%	92.16%

Loans at period-end	$9,561,802	$9,070,562
Allowance for loan losses as a percentage of loans at period end	1.20%	1.13%
Allowance for credit losses as a percentage of loans at period end	1.22%	1.17%

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
The home equity loan portfolio is reviewed on a loan by loan basis by analyzing current FICO scores of the borrowers, line availability, recent line usage and the aging status of the loan. Certain of these factors, or combination of these factors, may cause a portion of the credit risk ratings of home equity loans across all banks to be downgraded. Similar to commercial and commercial real estate loans, once a home equity loan’s credit risk rating is downgraded to a 6 through 9, the Company’s Managed Asset Division reviews and advises the subsidiary banks as to collateral valuations and as to the ultimate resolution of the credits that deteriorate to a non-accrual status to minimize losses.
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
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of March 31, 2011, home equity loans and residential mortgages comprised 9% and 4%, respectively, of the Company’s total loan portfolio. At March 31, 2011 (excluding covered loans), approximately only 1.7% of all of the Company’s residential mortgage loans and approximately only 1.7% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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
Restructured Loans
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Accruing:
Commercial	$12,620	$14,163	$12,593
Commercial real estate	55,202	65,419	50,523
Residential real estate	1,560	1,562	2,169

Total accrual	$69,382	$81,144	$65,285

Non-accrual: (1)
Commercial	$5,582	$3,865	$—
Commercial real estate	21,174	15,947	4,096
Residential real estate	431	234	—

Total non-accrual	$27,187	$20,046	$4,096

Total restructured loans:
Commercial	$18,202	$18,028	$12,593
Commercial real estate	76,376	81,366	54,619
Residential real estate	1,991	1,796	2,169

Total restructured loans	$96,569	$101,190	$69,381

(1)	Included in total non-performing loans.
At March 31, 2011, the Company had $96.6 million in loans with modified terms. The $96.6 million in modified loans represents 121 credit relationships in which economic concessions were granted to financially distressed borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with financially distressed borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company.
Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for collateral impairment at March 31, 2011 and approximately $8.3 million of collateral impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

Other Real Estate Owned
The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of March 31, 2011, December 31, 2010, and March 31, 2010, and shows the activity for the respective periods and the balance for each property type:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Balance at beginning of period	$71,214	$76,654	$80,163
Disposal/resolved	(11,515)	(21,904)	(10,994)
Transfers in at fair value, less costs to sell	28,865	18,812	20,152
Fair value adjustments	(3,274)	(2,348)	(312)

Balance at end of period	$85,290	$71,214	$89,009

	Period End
	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Residential real estate	$10,570	$5,694	$9,476
Residential real estate development	17,808	17,781	34,392
Commercial real estate	56,912	47,739	45,141

Total	$85,290	$71,214	$89,009

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
FORWARD-LOOKING STATEMENTS
This document contains, and the documents into which it may be incorporated by reference may contain, forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2010 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:
•	negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•	legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those resulting from the Dodd-Frank Act;

•	restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;

•	changes in capital requirements resulting from Basel II and III initiatives;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	any negative perception of the Company’s reputation or financial strength;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	the Company’s ability to comply with covenants under its securitization facility and credit facility;

•	unexpected difficulties or unanticipated developments related to the Company’s strategy of de novo bank formations and openings, which typically require over 13 months of operations before becoming profitable due to the impact of organizational and overhead expenses, the startup phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	adverse effects on our operational systems resulting from failures, human error or tampering;

•	significant litigation involving the Company; and

•	the ability of the Company to receive dividends from its subsidiaries.
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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 2011, December 31, 2010 and March 31, 2010 is as follows:

	+200	+100	-100	-200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:

March 31, 2011	4.3%	1.5%	(3.9)%	(8.3)%

December 31, 2010	5.3%	2.4%	(2.9)%	(7.0)%

March 31, 2010	3.6%	1.4%	(2.4)%	(9.5)%
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
During the first quarter of 2011, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2011.

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
During the quarter ended March 31, 2011, the Company converted to a new general ledger system. Due to the nature of a conversion of this magnitude, a number of critical internal controls were affected. As a result, Management implemented additional steps to monitor that appropriate internal controls were maintained during the process. There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II —

Item 1A:	Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2011. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6:	Exhibits:
(a) Exhibits

3.1	Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2011).

4.1	Warrant Agreement, dated as of February 8, 2011, between Wintrust Financial Corporation and Wells Fargo Bank, N.A. as Warrant Agent (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2011).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date: May 9, 2011	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)