Form 10-Q
period 2011-06-30
WINTRUST FINANCIAL CORP
filed 2011-08-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Common Stock — no par value, 35,536,596 shares, as of July 29, 2011

		Page

	PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	85
ITEM 4.	Controls and Procedures	86

	PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings	NA
ITEM 1A.	Risk Factors	86
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
ITEM 3.	Defaults Upon Senior Securities	NA
ITEM 4.	Removed and Reserved	NA
ITEM 5.	Other Information	NA
ITEM 6.	Exhibits	87
	Signatures	88
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
(In thousands, except share data)	2011	2010	2010

Assets
Cash and due from banks	$140,434	$153,690	$123,712
Federal funds sold and securities purchased under resale agreements	43,634	18,890	28,664
Interest-bearing deposits with other banks (balance restricted for securitization investors of $23,276 at June 30, 2011, $36,620 at December 31, 2010, and $83,501 at June 30, 2010)	990,308	865,575	1,110,123
Available-for-sale securities, at fair value	1,456,426	1,496,302	1,418,035
Trading account securities	509	4,879	38,261
Federal Home Loan Bank and Federal Reserve Bank stock	86,761	82,407	79,300
Brokerage customer receivables	29,736	24,549	24,291
Mortgage loans held-for-sale, at fair value	133,083	356,662	222,703
Mortgage loans held-for-sale, at lower of cost or market	5,881	14,785	15,278
Loans, net of unearned income, excluding covered loans	9,925,077	9,599,886	9,324,163
Covered loans	408,669	334,353	275,563

Total loans	10,333,746	9,934,239	9,599,726
Less: Allowance for loan losses	117,362	113,903	106,547
Less: Allowance for covered loan losses	7,443	—	—

Net Loans (balance restricted for securitization investors of $660,294 at June 30, 2011, $646,268 at December 31, 2010, and $598,857 at June 30, 2010)	10,208,941	9,820,336	9,493,179
Premises and equipment, net	403,577	363,696	346,806
FDIC indemnification asset	110,049	118,182	114,102
Accrued interest receivable and other assets	389,634	366,438	374,172
Trade date securities receivable	322,091	—	28,634
Goodwill	283,301	281,190	278,025
Other intangible assets	11,532	12,575	13,275

Total assets	$14,615,897	$13,980,156	$13,708,560

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$1,397,433	$1,201,194	$953,814
Interest bearing	9,861,827	9,602,479	9,670,928

Total deposits	11,259,260	10,803,673	10,624,742
Notes payable	1,000	1,000	1,000
Federal Home Loan Bank advances	423,500	423,500	415,571
Other borrowings	432,706	260,620	218,424
Secured borrowings — owed to securitization investors	600,000	600,000	600,000
Subordinated notes	40,000	50,000	55,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	2,243	—	200
Accrued interest payable and other liabilities	134,309	155,321	159,394

Total liabilities	13,142,511	12,543,607	12,323,824

Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A — $1,000 liquidation value; 50,000 shares issued and outstanding at June 30, 2011, December 31, 2010 and June 30, 2010	49,704	49,640	49,379
Series B — $1,000 liquidation value; no shares issued and outstanding at June 30, 2011 and December 31, 2010, and 250,000 shares issued and outstanding at June 30, 2010	—	—	237,081
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 34,988,497 shares issued at June 30, 2011, 34,864,068 shares issued at December 31, 2010, and 31,084,417 shares issued at June 30, 2010	34,988	34,864	31,084
Surplus	969,315	965,203	680,261
Treasury stock, at cost, 1,441 shares at June 30, 2011, no shares at December 31, 2010, and 119 shares at June 30, 2010, respectively.	(50)	—	(4)
Retained earnings	415,297	392,354	381,969
Accumulated other comprehensive income (loss)	4,132	(5,512)	4,966

Total shareholders’ equity	1,473,386	1,436,549	1,384,736

Total liabilities and shareholders’ equity	$14,615,897	$13,980,156	$13,708,560

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010

Interest income
Interest and fees on loans	$132,338	$135,800	$268,881	$265,342
Interest bearing deposits with banks	870	1,215	1,806	2,489
Federal funds sold and securities purchased under resale agreements	23	34	55	83
Securities	11,438	11,218	20,978	22,230
Trading account securities	10	343	23	364
Federal Home Loan Bank and Federal Reserve Bank stock	572	472	1,122	931
Brokerage customer receivables	194	166	360	304

Total interest income	145,445	149,248	293,225	291,743

Interest expense
Interest on deposits	22,404	31,626	46,360	64,838
Interest on Federal Home Loan Bank advances	4,010	4,094	7,968	8,440
Interest on notes payable and other borrowings	2,715	1,439	5,345	2,901
Interest on secured borrowings — owed to securitization investors	2,994	3,115	6,034	6,109
Interest on subordinated notes	194	256	406	497
Interest on junior subordinated debentures	4,422	4,404	8,792	8,779

Total interest expense	36,739	44,934	74,905	91,564

Net interest income	108,706	104,314	218,320	200,179
Provision for credit losses	29,187	41,297	54,531	70,342

Net interest income after provision for credit losses	79,519	63,017	163,789	129,837

Non-interest income
Wealth management	10,601	9,193	20,837	17,860
Mortgage banking	12,817	7,985	24,448	17,713
Service charges on deposit accounts	3,594	3,371	6,905	6,703
Gains on available-for-sale securities, net	1,152	46	1,258	438
Gain on bargain purchases	746	26,494	10,584	37,388
Trading (losses) gains	(30)	(1,617)	(470)	4,344
Other	7,772	4,964	13,977	8,598

Total non-interest income	36,652	50,436	77,539	93,044

Non-interest expense
Salaries and employee benefits	53,079	50,649	109,178	99,721
Equipment	4,409	4,046	8,673	7,941
Occupancy, net	6,772	6,033	13,277	12,263
Data processing	3,147	3,669	6,670	7,076
Advertising and marketing	1,440	1,470	3,054	2,784
Professional fees	4,533	3,957	8,079	7,064
Amortization of other intangible assets	704	674	1,393	1,319
FDIC insurance	3,281	5,005	7,799	8,814
OREO expenses, net	6,577	5,843	12,385	7,181
Other	13,264	11,317	24,807	22,438

Total non-interest expense	97,206	92,663	195,315	176,601

Income before taxes	18,965	20,790	46,013	46,280
Income tax expense	7,215	7,781	17,861	17,253

Net income	$11,750	$13,009	$28,152	$29,027

Preferred stock dividends and discount accretion	$1,033	$4,943	$2,064	$9,887

Net income applicable to common shares	$10,717	$8,066	$26,088	$19,140

Net income per common share — Basic	$0.31	$0.26	$0.75	$0.67

Net income per common share — Diluted	$0.25	$0.25	$0.60	$0.64

Cash dividends declared per common share	$—	$—	$0.09	$0.09

Weighted average common shares outstanding	34,971	31,074	34,950	28,522
Dilutive potential common shares	8,438	1,267	8,437	1,203

Average common shares and dilutive common shares	43,409	32,341	43,387	29,725

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
						other	Total
	Preferred	Common		Treasury	Retained	comprehensive	shareholder’s
(In thousands)	stock	stock	Surplus	stock	earnings	income (loss)	equity

Balance at December 31, 2009	$284,824	$27,079	$589,939	$(122,733)	$366,152	$(6,622)	$1,138,639
Comprehensive income:
Net income	—	—	—	—	29,027	—	29,027
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	12,040	12,040
Unrealized losses on derivative instruments	—	—	—	—	—	(296)	(296)

Comprehensive income							40,771
Cash dividends declared on common stock	—	—	—	—	(2,191)	—	(2,191)
Dividends on preferred stock	—	—	—	—	(8,251)	—	(8,251)
Accretion on preferred stock	1,636	—	—	—	(1,636)	—	—
Common stock repurchases	—	—	—	(102)	—	—	(102)
Stock-based compensation	—	—	2,505	—	—	—	2,505
Cumulative effect of change in accounting for loan securitizations	—	—	—	—	(1,132)	(156)	(1,288)
Common stock issued for:
New issuance, net of costs	—	3,795	83,791	122,831	—	—	210,417
Exercise of stock options and warrants	—	108	2,198	—	—	—	2,306
Restricted stock awards	—	41	(91)	—	—	—	(50)
Employee stock purchase plan	—	13	482	—	—	—	495
Director compensation plan	—	48	1,437	—	—	—	1,485

Balance at June 30, 2010	$286,460	$31,084	$680,261	$(4)	$381,969	$4,966	$1,384,736

Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Comprehensive income:
Net income	—	—	—	—	28,152	—	28,152
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	7,690	7,690
Unrealized gains on derivative instruments	—	—	—	—	—	1,954	1,954

Comprehensive income							37,796
Cash dividends declared on common stock	—	—	—	—	(3,145)	—	(3,145)
Dividends on preferred stock	—	—	—	—	(2,000)	—	(2,000)
Accretion on preferred stock	64	—	—	—	(64)	—	—
Common stock repurchases	—	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	2,034	—	—	—	2,034
Common stock issued for:
Exercise of stock options and warrants	—	45	567	—	—	—	612
Restricted stock awards	—	25	(28)	—	—	—	(3)
Employee stock purchase plan	—	29	868	—	—	—	897
Director compensation plan	—	25	671	—	—	—	696

Balance at June 30, 2011	$49,704	$34,988	$969,315	$(50)	$415,297	$4,132	$1,473,386

	Six Months Ended June 30,
	2011	2010

Other comprehensive income (loss)
Unrealized gains on available-for-sale securities arising during the period, net	$14,013	$20,023
Unrealized gains (losses) on derivative instruments arising during the period, net	3,203	(482)
Less: Reclassification adjustment for gains included in net income, net	1,258	438
Less: Income tax expense	6,314	7,359

Other comprehensive income	$9,644	$11,744

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2011	2010

Operating Activities:
Net income	$28,152	$29,027
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	54,531	70,342
Depreciation and amortization	9,772	9,060
Stock-based compensation expense	2,034	2,505
Tax benefit from stock-based compensation arrangements	169	562
Excess tax benefits from stock-based compensation arrangements	(238)	(760)
Net amortization of premium on securities	5,496	1,159
Mortgage servicing rights fair value change and amortization, net	1,136	2,242
Originations and purchases of mortgage loans held-for-sale	(1,020,626)	(1,419,144)
Proceeds from sales of mortgage loans held-for-sale	1,257,619	1,480,862
Bank owned life insurance income, net of claims	(1,537)	(1,042)
Decrease (increase) in trading securities, net	4,370	(4,487)
Net increase in brokerage customer receivables	(5,187)	(3,420)
Gain on mortgage loans sold	(4,510)	(23,984)
Gain on available-for-sale securities, net	(1,258)	(438)
Gain on bargain purchases	(10,584)	(37,388)
Loss on sales of premises and equipment, net	—	8
Decrease in accrued interest receivable and other assets, net	85,641	97,626
Decrease in accrued interest payable and other liabilities, net	(29,341)	(14,350)

Net Cash Provided by Operating Activities	375,639	188,380

Investing Activities:
Proceeds from maturities of available-for-sale securities	746,324	675,419
Proceeds from sales of available-for-sale securities	53,511	270,654
Purchases of available-for-sale securities	(1,072,299)	(1,148,417)
Net cash received for acquisitions	19,925	133,952
Net (increase) decrease in interest-bearing deposits with banks	(100,337)	36,909
Net increase in loans	(364,474)	(421,140)
Purchases of premises and equipment, net	(48,741)	(5,067)

Net Cash Used for Investing Activities	(766,091)	(457,690)

Financing Activities:
Increase in deposit accounts	243,605	137,276
Increase (decrease) in other borrowings, net	171,673	(29,013)
Decrease in Federal Home Loan Bank advances, net	—	(43,069)
Repayment of subordinated note	(10,000)	(5,000)
Excess tax benefits from stock-based compensation arrangements	238	760
Issuance of common stock, net of issuance costs	—	210,417
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	1,619	2,242
Common stock repurchases	(50)	(102)
Dividends paid	(5,145)	(10,441)

Net Cash Provided by Financing Activities	401,940	263,070

Net Increase (Decrease) in Cash and Cash Equivalents	11,488	(6,240)
Cash and Cash Equivalents at Beginning of Period	172,580	158,616

Cash and Cash Equivalents at End of Period	$184,068	$152,376

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
(2) Recent Accounting Developments
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends the presentation formats permitted for reporting other comprehensive income. This ASU no longer allows other comprehensive income to be presented as part of the statement of changes in stockholder’s equity. Entities must present other comprehensive income and its components in a single statement along with net income or in a separate, consecutive statement of other comprehensive income. This guidance is effective for fiscal and interim periods beginning after December 15, 2011. Other than changing the format of the comprehensive income disclosure, the Company does not expect adoption of this new guidance to have a material impact on our consolidated financial statements.
Amended Guidance for Fair Value Measurement and Disclosure
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the language used to describe U.S. GAAP requirements for measuring fair value and for disclosing information about fair value measurements. The amended language seeks to clarify the application of existing guidance as well as change the measurement and disclosure of a few specific items. The principles changed include measurement of financial instruments that are managed within a portfolio and application of premiums and discounts in fair value measurement. The new guidance will also require additional disclosures including expanded disclosures for measurements categorized within level three, disclosures for nonfinancial assets at fair value and disclosure displaying the fair value hierarchy by level for items in the statement of financial position that are not measured at fair value but for which a fair value is required to be disclosed. The guidance is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
Changes to the Effective Control Assessment in Accounting for Transfers
In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860); Reconsideration of Effective Control for Repurchase Agreements,” which amends the criteria used to determine when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The changes presented in this ASU are intended to improve the accounting for these transactions by removing the criterion requiring the transferor to have the ability to repurchase or redeem the transferred financial assets from the assessment of effective control. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
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
Determination of a Troubled Debt Restructuring
In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which sought to clarify guidance used to evaluate troubled debt restructurings resulting in consistent application of U.S. GAAP. The update provided guidance to evaluate what is considered to be an economic concession as well as circumstances which indicate that a debtor is experiencing financial difficulties. The effective periods for application of the amendments in this update were interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect adoption of this new guidance to significantly change the Company’s troubled debt restructuring determination process or have a material impact on its consolidated financial statements.
(3) Business Combinations
FDIC-Assisted Transactions
Since April 2010, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of five financial institutions in FDIC-assisted transactions.
The following table presents details related to these transactions:

				Community First	The Bank of
(Dollars in thousands)	Lincoln Park	Wheatland	Ravenswood	Bank — Chicago	Commerce

Date of acquisition	April 23, 2010	April 23, 2010	August 6, 2010	February 4, 2011	March 25, 2011

Fair value of assets acquired, at the acquisition date	$157,078	$343,870	$173,919	$50,891	$173,986
Fair value of loans acquired, at the acquisition date	103,420	175,277	97,956	27,332	77,887
Fair value of liabilities assumed, at the acquisition date	192,018	415,560	122,943	49,779	168,472
Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to these loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At the acquisition date in 2011, the Company estimated the fair value of the reimbursable losses to be approximately $48.9 million for The Bank of Commerce (“TBOC”) acquisition and $6.7 million for the Community First Bank-Chicago (“CFBC”) acquisition. In 2010, the Company estimated the fair value of the reimbursable losses to be approximately $44.0 million for the Ravenswood acquisition, and $113.8 million for the Lincoln Park and Wheatland acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans. These transactions resulted in bargain purchase gains of $10.6 million in 2011, $8.6 million for TBOC and $2.0 million for CFBC, and are shown as a component of non-interest income on the Company’s Consolidated Statements of Income. In 2010, FDIC-assisted transactions resulted in bargain purchase gains of $33.1 million, $6.6 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park.
Other Bank Acquisitions
On October 22, 2010, Wheaton Bank acquired a branch from an unaffiliated bank that is located in Naperville, Illinois. The acquired operations are operating as Naperville Bank & Trust. Wheaton Bank acquired assets with a fair value of approximately $22.9 million, including $10.7 million of loans, and assumed liabilities with a fair value of approximately $22.9 million, including $22.8 million of deposits. Additionally, the Company recorded goodwill of $1.7 million on the acquisition.
Mortgage Banking Acquisitions
On April 13, 2011, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of River City Mortgage, LLC (“River City”) of Bloomington, Minnesota. Currently licensed to originate loans in five states, and with offices in Minnesota, Nebraska and North Dakota, River City originated nearly $500 million in mortgage loans in 2010.
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

(5)Available-for-sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	Cost	gains	losses	Value
U.S. Treasury	$104,300	$3	$(3,566)	$100,737
U.S. Government agencies	679,261	4,445	(16)	683,690
Municipal	48,710	775	(28)	49,457
Corporate notes and other:
Financial issuers	165,908	3,348	(1,988)	167,268
Other	46,549	456	(21)	46,984
Mortgage-backed: (1)
Agency	351,246	13,706	—	364,952
Non-agency CMOs	362	9	—	371
Other equity securities	42,945	50	(28)	42,967

Total available-for-sale securities	$1,439,281	$22,792	$(5,647)	$1,456,426

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	Cost	gains	losses	Value
U.S. Treasury	$104,418	$—	$(8,321)	$96,097
U.S. Government agencies	882,095	2,682	(722)	884,055
Municipal	51,493	896	(86)	52,303
Corporate notes and other:
Financial issuers	186,931	3,048	(2,972)	187,007
Other	74,629	330	(51)	74,908
Mortgage-backed: (1)
Agency	148,693	9,963	(3)	158,653
Non-agency CMOs	3,018	10	—	3,028
Other equity securities	40,636	96	(481)	40,251

Total available-for-sale securities	$1,491,913	$17,025	$(12,636)	$1,496,302

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011:

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
U.S. Treasury	$98,727	$(3,566)	$—	$—	$98,727	$(3,566)
U.S. Government agencies	59,539	(16)	—	—	59,539	(16)
Municipal	2,463	(28)	—	—	2,463	(28)
Corporate notes and other:
Financial issuers	61,994	(1,052)	5,007	(936)	67,001	(1,988)
Other	1,012	(21)	—	—	1,012	(21)
Other equity securities	2,228	(28)	—	—	2,228	(28)

Total	$225,963	$(4,711)	$5,007	$(936)	$230,970	$(5,647)

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

The Company does not consider securities with unrealized losses at June 30, 2011 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of three trust-preferred securities with high investment grades. These obligations have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Realized gains	$1,152	$46	$1,258	$549
Realized losses	—	—	—	(111)

Net realized gains	$1,152	$46	$1,258	$438
Other than temporary impairment charges	—	—	—	—

Gains on available- for-sale securities, net	$1,152	$46	$1,258	$438

Proceeds from sales of available-for-sale securities	$3,369	$86,139	$53,511	$270,654

The amortized cost and fair value of securities as of June 30, 2011 and December 31, 2010, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$246,118	$246,435	$647,494	$647,987
Due in one to five years	495,758	497,409	309,795	310,663
Due in five to ten years	210,106	209,120	194,442	185,938
Due after ten years	92,746	95,172	147,835	149,782
Mortgage-backed	351,608	365,323	151,711	161,681
Other equity securities	42,945	42,967	40,636	40,251

Total available-for-sale securities	$1,439,281	$1,456,426	$1,491,913	$1,496,302

At June 30, 2011 and December 31, 2010, securities having a carrying value of $1.1 billion and $876 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At June 30, 2011, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Balance:
Commercial	$2,132,436	$2,049,326	$1,827,618
Commercial real-estate	3,374,668	3,338,007	3,347,823
Home equity	880,702	914,412	922,305
Residential real-estate	329,381	353,336	332,673
Premium finance receivables — commercial	1,429,436	1,265,500	1,346,985
Premium finance receivables — life insurance	1,619,668	1,521,886	1,378,657
Indirect consumer	57,718	51,147	69,011
Consumer and other	101,068	106,272	99,091

Total loans, net of unearned income, excluding covered loans	$9,925,077	$9,599,886	$9,324,163
Covered loans	408,669	334,353	275,563

Total loans	$10,333,746	$9,934,239	$9,599,726

Mix:
Commercial	20%	21%	19%
Commercial real-estate	33	34	35
Home equity	8	9	10
Residential real-estate	3	3	3
Premium finance receivables — commercial	14	13	14
Premium finance receivables — life insurance	16	15	14
Indirect consumer	1	1	1
Consumer and other	1	1	1

Total loans, net of unearned income, excluding covered loans	96%	97%	97%
Covered loans	4	3	3

Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $37.3 million at June 30, 2011, $32.3 million at December 31, 2010 and $36.9 million at June 30, 2010. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions during 2010 and 2011 are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $12.9 million at June 30, 2011, $12.5 million at December 31, 2010 and $11.7 million at June 30, 2010.
The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the Company serves. The premium finance receivables portfolios are made to customers on a national basis and the majority of the indirect consumer loans were generated through a network of local automobile dealers. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.
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

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	June 30, 2011		December 31, 2010
	Unpaid		Unpaid
	Principal	Carrying	Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Acquisitions during 2011:
The Bank of Commerce	$119,273	$64,097	$—	$—
Community First Bank — Chicago	17,701	13,425	—	—

Acquisitions during prior periods:
Covered loans from FDIC-assisted acquistions	358,726	310,452	432,566	331,295
Life insurance premium finance loans	695,088	652,739	752,129	695,587
For the loans acquired as a result of acquisitions during the six months ended June 30, 2011, the following table provides estimated details on these loans at the date of each acquisition:

	The Bank of	Community First
(Dollars in thousands)	Commerce	Bank — Chicago

Contractually required payments including interest	$127,122	$22,178
Less: Nonaccretable difference	56,257	6,313

Cash flows expected to be collected (1)	70,865	15,865
Less: Accretable yield	4,414	688

Fair value of loans acquired with evidence of credit quality deterioration since origination	$66,451	$15,177

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with the covered loan portfolio at June 30, 2011.
Accretable Yield Activity
The following table provides activity for the accretable yield of loans acquired with evidence of credit quality deterioration since origination:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
		Life Insurance		Life Insurance
	FDIC—Assisted	Premium	FDIC—Assisted	Premium
(Dollars in thousands)	Acquisitions	Finance Loans	Acquisitions	Finance Loans

Accretable yield, beginning balance	$91,332	$25,543	$39,809	$33,315
Acquisitions	—	—	7,107	—
Accretable yield amortized to interest income	(13,568)	(5,122)	(27,727)	(14,174)
Increase in expected cash flows (1)	2,984	4,470	61,559	5,750

Accretable yield, ending balance	$80,748	$24,891	$80,748	$24,891

(1)	Represents reclassifications to/from non-accretable difference, increases/decreases in interest cash flows due to prepayments and/or changes in interest rates.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at June 30, 2011, December 31, 2010 and June 30, 2010:

		90+ days	60-89	30-59
As of June 30, 2011		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$22,289	$—	$7,164	$23,754	$1,309,455	$1,362,662
Franchise	1,792	—	—	—	112,342	114,134
Mortgage warehouse lines of credit	—	—	—	—	68,477	68,477
Community Advanatage — homeowners association	—	—	—	—	73,929	73,929
Aircraft	—	—	—	—	21,231	21,231
Asset-based lending	2,087	—	—	2,415	361,594	366,096
Municipal	—	—	—	—	63,296	63,296
Leases	—	—	—	763	61,772	62,535
Other	—	—	—	—	76	76

Total commercial	26,168	—	7,164	26,932	2,072,172	2,132,436

Commercial real-estate
Residential construction	3,011	—	938	5,245	81,561	90,755
Commercial construction	2,453	—	7,579	7,075	120,540	137,647
Land	33,980	—	10,281	8,076	160,597	212,934
Office	17,503	—	1,648	3,846	509,385	532,382
Industrial	2,470	—	2,689	2,480	506,895	514,534
Retail	8,164	—	3,778	14,806	498,040	524,788
Multi-family	4,947	—	4,628	3,836	302,740	316,151
Mixed use and other	17,265	—	9,350	4,201	1,014,661	1,045,477

Total commercial real-estate	89,793	—	40,891	49,565	3,194,419	3,374,668

Home equity	15,853	—	1,502	4,081	859,266	880,702
Residential real estate	7,379	—	1,272	949	319,781	329,381
Premium finance receivables
Commercial insurance loans	10,309	4,446	5,089	7,897	1,401,695	1,429,436
Life insurance loans	670	324	4,873	3,254	957,808	966,929
Purchased life insurance loans	—	—	—	—	652,739	652,739
Indirect consumer	89	284	98	531	56,716	57,718
Consumer and other	757	—	123	418	99,770	101,068

Total loans, net of unearned income, excluding covered loans	$151,018	$5,054	$61,012	$93,627	$9,614,366	$9,925,077
Covered loans	—	121,271	5,643	11,899	269,856	408,669

Total loans, net of unearned income	$151,018	$126,325	$66,655	$105,526	$9,884,222	$10,333,746

		90+ days	60-89	30-59
As of December 31, 2010		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,922	$478	$4,416	$9,928	$1,280,009	$1,310,753
Franchise	—	—	—	2,250	117,238	119,488
Mortgage warehouse lines of credit	—	—	—	—	131,306	131,306
Community Advanatage — homeowners association	—	—	—	—	75,542	75,542
Aircraft	—	—	178	1,000	23,440	24,618
Asset-based lending	417	—	161	2,846	285,555	288,979
Municipal	—	—	—	—	56,343	56,343
Leases	43	—	—	—	41,498	41,541
Other	—	—	—	—	756	756

Total commercial	16,382	478	4,755	16,024	2,011,687	2,049,326

Commercial real-estate
Residential construction	10,010	—	96	1,801	84,040	95,947
Commercial construction	1,820	—	—	1,481	128,371	131,672
Land	37,602	—	6,815	11,915	203,857	260,189
Office	12,718	—	9,121	3,202	510,290	535,331
Industrial	3,480	—	686	2,276	493,859	500,301
Retail	3,265	—	4,088	3,839	499,335	510,527
Multi-family	4,794	—	1,573	3,062	281,525	290,954
Mixed use and other	20,274	—	8,481	15,059	969,272	1,013,086

Total commercial real-estate	93,963	—	30,860	42,635	3,170,549	3,338,007

Home equity	7,425	—	2,181	7,098	897,708	914,412
Residential real estate	6,085	—	1,836	8,224	337,191	353,336
Premium finance receivables
Commercial insurance loans	8,587	8,096	6,076	16,584	1,226,157	1,265,500
Life insurance loans	180	—	—	—	826,119	826,299
Purchased life insurance loans	174	—	—	—	695,413	695,587
Indirect consumer	191	318	301	918	49,419	51,147
Consumer and other	252	1	109	379	105,531	106,272

Total loans, net of unearned income, excluding covered loans	$133,239	$8,893	$46,118	$91,862	$9,319,774	$9,599,886
Covered loans	—	117,161	7,352	22,744	187,096	334,353

Total loans, net of unearned income	$133,239	$126,054	$53,470	$114,606	$9,506,870	$9,934,239

		90+ days	60-89	30-59
As of June 30, 2010		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,456	$99	$7,211	$5,781	$1,200,955	$1,230,502
Franchise	—	—	—	—	138,687	138,687
Mortgage warehouse lines of credit	—	—	—	—	118,823	118,823
Community Advanatage — homeowners association	—	—	—	—	62,452	62,452
Aircraft	—	—	178	—	38,396	38,574
Asset-based lending	1,219	—	270	—	178,997	180,486
Municipal	—	—	—	—	35,797	35,797
Leases	66	—	891	—	21,338	22,295
Other	—	—	—	—	2	2

Total commercial	17,741	99	8,550	5,781	1,795,447	1,827,618

Commercial real-estate
Residential construction	15,468	—	6,166	3,035	104,793	129,462
Commercial construction	6,140	—	—	2,117	179,919	188,176
Land	21,699	—	5,313	8,721	233,823	269,556
Office	2,991	1,194	193	8,423	522,740	535,541
Industrial	5,540	—	5,612	3,530	458,033	472,715
Retail	5,174	—	1,906	4,712	472,745	484,537
Multi-family	11,074	—	421	1,498	263,888	276,881
Mixed use and other	14,898	1,054	11,156	10,476	953,371	990,955

Total commercial real-estate	82,984	2,248	30,767	42,512	3,189,312	3,347,823

Home equity	7,149	—	1,063	4,253	909,840	922,305
Residential real estate	4,436	—	1,379	2,489	324,369	332,673
Premium finance receivables
Commercial insurance loans	11,389	6,350	3,938	9,944	1,315,364	1,346,985
Life insurance loans	—	1,923	3,960	7,712	576,793	590,388
Purchased life insurance loans	—	—	—	—	788,269	788,269
Indirect consumer	438	579	204	1,453	66,337	69,011
Consumer and other	62	3	438	1,021	97,567	99,091

Total loans, net of unearned income, excluding covered loans	$124,199	$11,202	$50,299	$75,165	$9,063,298	$9,324,163
Covered loans	—	101,333	10,963	9,180	154,087	275,563

Total loans, net of unearned income	$124,199	$112,535	$61,262	$84,345	$9,217,385	$9,599,726

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
Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at June 30, 2011, December 31, 2010, and June 30, 2010:

	Performing			Non-performing			Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010
Loan Balances:
Commercial
Commercial and industrial	$1,340,373	$1,294,353	$1,213,947	$22,289	$16,400	$16,555	$1,362,662	$1,310,753	$1,230,502
Franchise	112,342	119,488	138,687	1,792	—	—	114,134	119,488	138,687
Mortgage warehouse lines of credit	68,477	131,306	118,823	—	—	—	68,477	131,306	118,823
Community Advanatage — homeowners association	73,929	75,542	62,452	—	—	—	73,929	75,542	62,452
Aircraft	21,231	24,618	38,574	—	—	—	21,231	24,618	38,574
Asset-based lending	364,009	288,562	179,267	2,087	417	1,219	366,096	288,979	180,486
Municipal	63,296	56,343	35,797	—	—	—	63,296	56,343	35,797
Leases	62,535	41,498	22,229	—	43	66	62,535	41,541	22,295
Other	76	756	2	—	—	—	76	756	2

Total commercial	2,106,268	2,032,466	1,809,778	26,168	16,860	17,840	2,132,436	2,049,326	1,827,618

Commercial real-estate
Residential construction	87,744	85,937	113,994	3,011	10,010	15,468	90,755	95,947	129,462
Commercial construction	135,194	129,852	182,036	2,453	1,820	6,140	137,647	131,672	188,176
Land	178,954	222,587	247,857	33,980	37,602	21,699	212,934	260,189	269,556
Office	514,879	522,613	531,356	17,503	12,718	4,185	532,382	535,331	535,541
Industrial	512,064	496,821	467,175	2,470	3,480	5,540	514,534	500,301	472,715
Retail	516,624	507,262	479,363	8,164	3,265	5,174	524,788	510,527	484,537
Multi-family	311,204	286,160	265,807	4,947	4,794	11,074	316,151	290,954	276,881
Mixed use and other	1,028,212	992,812	975,003	17,265	20,274	15,952	1,045,477	1,013,086	990,955

Total commercial real-estate	3,284,875	3,244,044	3,262,591	89,793	93,963	85,232	3,374,668	3,338,007	3,347,823

Home equity	864,849	906,987	915,156	15,853	7,425	7,149	880,702	914,412	922,305
Residential real estate	322,002	347,251	328,237	7,379	6,085	4,436	329,381	353,336	332,673
Premium finance receivables
Commercial insurance loans	1,414,681	1,248,817	1,329,246	14,755	16,683	17,739	1,429,436	1,265,500	1,346,985
Life insurance loans	965,935	826,119	588,465	994	180	1,923	966,929	826,299	590,388
Purchased life insurance loans	652,739	695,413	788,269	—	174	—	652,739	695,587	788,269
Indirect consumer	57,345	50,638	67,994	373	509	1,017	57,718	51,147	69,011
Consumer and other	100,311	106,019	99,026	757	253	65	101,068	106,272	99,091

Total loans, net of unearned income, excluding covered loans	$9,769,005	$9,457,754	$9,188,762	$156,072	$142,132	$135,401	$9,925,077	$9,599,886	$9,324,163

A summary of impaired loans, including restructured loans is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (2)	$94,056	$115,381	$85,312
Impaired loans with no allowance for loan loss required	131,797	86,893	77,792

Total impaired loans (1):	$225,853	$202,274	$163,104

Allowance for loan losses related to impaired loans	$27,305	$30,626	$24,018

Restructured loans	$103,044	$101,190	$64,683

(1)	Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

(2)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

	As of			For the Six Months Ended
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
June 30, 2011 (dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,620	$29,123	$5,937	$15,843	$742
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	2,087	2,087	1,595	2,108	55
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,116	1,118	293	1,118	28
Commercial construction	2,076	2,501	326	2,258	69
Land	20,427	22,644	5,841	21,127	557
Office	14,427	16,527	4,551	16,090	501
Industrial	159	162	32	160	6
Retail	3,407	4,495	979	3,913	115
Multi-family	2,452	2,458	744	2,465	64
Mixed use and other	11,161	11,352	2,906	11,238	329
Home equity	12,898	13,251	2,143	13,000	333
Residential real estate	5,791	5,921	1,619	5,798	119
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	49	50	9	50	2
Consumer and other	386	386	330	368	9
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,065	$23,716	$—	$19,943	$544
Franchise	1,792	1,792	—	1,792	60
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,522	5,268	—	6,511	257
Commercial construction	11,151	11,151	—	11,428	261
Land	21,486	30,975	—	22,172	959
Office	12,579	12,613	—	12,627	299
Industrial	6,844	7,385	—	7,315	193
Retail	12,373	14,833	—	15,153	458
Multi-family	2,718	6,877	—	5,563	173
Mixed use and other	35,258	39,189	—	37,421	941
Home equity	2,954	3,412	—	3,208	65
Residential real estate	2,667	3,142	—	3,109	87
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	17	24	—	19	1
Consumer and other	371	656	—	566	15

Total loans, net of unearned income, excluding covered loans	$225,853	$273,108	$27,305	$242,363	$7,242

	As of			For the Twelve Months Ended
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
December 31, 2010 (dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,678	$19,789	$5,939	$19,574	$982
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	407	976	140	876	60
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	7,978	8,941	710	9,067	621
Commercial construction	719	719	631	722	37
Land	26,671	27,424	5,598	28,443	1,611
Office	13,186	13,723	3,718	13,448	917
Industrial	2,761	2,761	301	893	31
Retail	8,635	9,171	1,271	9,150	465
Multi-family	5,939	6,767	2,062	6,691	327
Mixed use and other	21,755	22,885	7,104	23,310	1,466
Home equity	6,356	6,553	961	6,494	365
Residential real estate	3,283	3,283	461	3,288	170
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	13	13	4	15	1
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$12,407	$16,368	$157	$13,210	$971
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	10	130	—	121	9
Municipal	—	—	—	—	—
Leases	43	336	—	491	36
Other	—	—	—	—	—
Commercial real-estate
Residential construction	6,063	6,138	127	5,927	268
Commercial construction	1,713	1,713	5	1,715	97
Land	31,598	43,319	1,035	34,258	2,361
Office	6,365	6,563	78	6,370	358
Industrial	3,869	3,868	49	4,086	286
Retail	6,155	6,155	75	6,153	346
Multi-family	2,238	4,479	27	2,584	150
Mixed use and other	13,738	15,569	124	14,343	919
Home equity	1,069	1,142	13	1,119	39
Residential real estate	1,485	1,486	34	1,478	93
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	59	67	1	68	7
Consumer and other	81	81	1	88	6

Total loans, net of unearned income, excluding covered loans	$202,274	$230,419	$30,626	$213,982	$12,999

	As of			For the Six Months Ended
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
June 30, 2010 (dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,962	$14,664	$5,013	$12,218	$330
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	922	922	583	922	25
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	10,802	11,239	2,622	11,426	340
Commercial construction	12,855	14,059	3,669	12,989	530
Land	13,926	20,923	2,560	14,668	688
Office	1,876	2,380	584	2,094	47
Industrial	1,360	1,360	271	1,361	54
Retail	4,211	4,274	521	4,266	100
Multi-family	9,626	11,641	1,587	10,921	276
Mixed use and other	10,584	11,010	2,824	10,758	337
Home equity	5,549	6,143	1,401	6,054	161
Residential real estate	1,608	1,608	217	1,607	43
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	31	31	9	31	1
Consumer and other	—	—	—	—	—
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$8,920	$12,353	$173	$9,573	$375
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advanatage — homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	297	391	—	412	12
Municipal	—	—	—	—	—
Leases	66	70	3	67	3
Other	—	—	—	—	—
Commercial real-estate
Residential construction	11,536	11,991	225	11,396	297
Commercial construction	1,635	1,635	39	1,823	47
Land	22,977	29,052	932	24,296	759
Office	4,345	4,404	111	4,370	162
Industrial	4,180	4,181	178	4,214	133
Retail	5,266	5,266	94	5,274	153
Multi-family	4,658	4,658	81	4,758	115
Mixed use and other	9,199	9,444	203	8,990	281
Home equity	1,600	1,901	54	1,738	37
Residential real estate	2,998	2,998	60	2,985	97
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	54	61	2	57	3
Consumer and other	61	66	2	67	3

Total impaired loans, net of unearned income, excluding covered loans	$163,104	$188,725	$24,018	$169,335	$5,409

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months and six months ended June 30, 2011 and 2010 is as follows:

Three Months Ended June 30, 2011					Premium			Total,
		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$28,106	$66,120	$6,466	$5,718	$6,690	$557	$1,392	$115,049
Reclassification to/from allowance for unfunded lending-related commitments	(120)	(197)	—	—	—	—	—	(317)

Charge-offs	(7,583)	(20,691)	(1,300)	(282)	(2,107)	(44)	(266)	(32,273)
Recoveries	301	463	19	3	5,387	42	22	6,237
Provision for credit losses	12,143	16,008	1,892	439	(2,534)	58	660	28,666

Allowance for loan losses at period end	$32,847	$61,703	$7,077	$5,878	$7,436	$613	$1,808	$117,362

Allowance for unfunded lending-related commitments at period end	$120	$2,215	$—	$—	$—	$—	$—	$2,335

Allowance for credit losses at period end	$32,967	$63,918	$7,077	$5,878	$7,436	$613	$1,808	$119,697

Individually evaluated for impairment	7,652	17,404	2,143	1,619	—	9	330	29,157

Collectively evaluated for impairment	25,315	46,514	4,934	4,259	7,436	604	1,478	90,540

Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Loans at period end
Individually evaluated for impairment	$38,564	$162,156	$15,852	$8,458	$—	$66	$757	$225,853
Collectively evaluated for impairment	2,093,872	3,212,512	864,850	320,923	2,396,365	57,652	100,311	9,046,485
Loans acquired with deteriorated credit quality	—	—	—	—	652,739	—	—	652,739

Three Months Ended June 30, 2010					Premium			Total,
		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$28,772	$52,587	$9,952	$3,457	$5,754	$1,063	$812	$102,397
Other adjustments	—	—	—	—	—	—	—	—
Reclassification to/from allowance for unfunded lending-related commitments	1,439	(825)	171	—	—	—	—	785

Charge-offs	(4,781)	(12,311)	(3,089)	(310)	(17,747)	(256)	(109)	(38,603)
Recoveries	143	218	6	2	188	81	33	671
Provision for credit losses	5,143	15,795	1,326	424	18,425	(70)	254	41,297

Allowance for loan losses at period end	$30,716	$55,464	$8,366	$3,573	$6,620	$818	$990	$106,547

Allowance for unfunded lending-related commitments at period end	$—	$2,169	$—	$—	$—	$—	$—	$2,169

Allowance for credit losses at period end	$30,716	$57,633	$8,366	$3,573	$6,620	$818	$990	$108,716

Individually evaluated for impairment	$5,597	$16,356	$1,401	$217	$—	$9	$—	$23,580

Collectively evaluated for impairment	$25,119	$41,277	$6,965	$3,356	$6,620	$809	$990	$85,136

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans at period end
Individually evaluated for impairment	$14,515	$71,686	$5,751	$1,626	$—	$41	$15	$93,634
Collectively evaluated for impairment	1,813,103	3,276,137	916,554	331,047	1,937,373	68,970	99,076	8,442,260
Loans acquired with deteriorated credit quality	—	—	—	—	788,269	—	—	788,269

Six Months Ended June 30, 2011					Premium			Total,
		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Reclassification to/from allowance for unfunded lending-related commitments	1,530	269	—	—	—	—	—	1,799

Charge-offs	(16,723)	(34,033)	(2,073)	(1,557)	(3,644)	(164)	(426)	(58,620)
Recoveries	567	801	27	5	5,655	108	75	7,238
Provision for credit losses	15,696	32,048	2,910	2,323	(894)	143	816	53,042

Allowance for loan losses at period end	$32,847	$61,703	$7,077	$5,878	$7,436	$613	$1,808	$117,362

Allowance for unfunded lending-related commitments at period end	$120	$2,215	$—	$—	$—	$—	$—	$2,335

Allowance for credit losses at period end	$32,967	$63,918	$7,077	$5,878	$7,436	$613	$1,808	$119,697

Six Months Ended June 30, 2010					Premium			Total,
		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$28,012	$50,952	$9,013	$3,139	$3,816	$1,368	$1,977	$98,277
Other adjustments	—	—	—	—	1,943	—	—	1,943
Reclassification to/from allowance for unfunded lending-related commitments	—	684	—	—	—	—	—	684

Charge-offs	(9,456)	(32,554)	(3,370)	(717)	(19,680)	(529)	(288)	(66,594)
Recoveries	586	660	13	7	417	132	80	1,895
Provision for credit losses	11,574	35,722	2,710	1,144	20,124	(153)	(779)	70,342

Allowance for loan losses at period end	$30,716	$55,464	$8,366	$3,573	$6,620	$818	$990	$106,547

Allowance for unfunded lending-related commitments at period end	$—	$2,169	$—	$—	$—	$—	$—	$2,169

Allowance for credit losses at period end	$30,716	$57,633	$8,366	$3,573	$6,620	$818	$990	$108,716

A summary of activity in the allowance for covered loan losses for the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2011	2010	2011	2010

Balance at beginning of period	$4,844	$—	$—	$—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	2,599	—	7,443	—
Benefit attributable to FDIC loss share agreements	(2,078)	—	(5,954)	—

Net provision for covered loan losses	521	—	1,489	—
Increase in FDIC indemnification asset	2,076	—	5,952	—
Loans charged-off	—	—	—	—
Recoveries of loans charged-off	2	—	2	—

Net charge-offs	2	—	2	—

Balance at end of period	$7,443	$—	$7,443	$—

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

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Cash collateral accounts	$1,759	$1,759	$1,759
Collections and interest funding accounts	21,517	34,861	81,742

Interest-bearing deposits with banks — restricted for securitization investors	$23,276	$36,620	$83,501

Loans, net of unearned income — restricted for securitization investors	$662,528	$648,439	$600,834
Allowance for loan losses	(2,234)	(2,171)	(1,977)

Net loans — restricted for securitization investors	$660,294	$646,268	$598,857

Other assets	2,557	2,289	1,949

Total assets	$686,127	$685,177	$684,307

Secured borrowings — owed to securitization investors	$600,000	$600,000	$600,000
Other liabilities	4,750	4,458	3,914

Total liabilities	$604,750	$604,458	$603,914

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables — commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of June 30, 2011, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.
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
(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	June 30,
(Dollars in thousands)	2011	Acquired	Loss	2011
Community banking	$250,766	$2,111	$—	$252,877
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	—	—	14,329

Total	$281,190	$2,111	$—	$283,301

The Community banking segment’s goodwill increased $2.1 million in 2011 as a result of the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking businesses of Woodfield and River City. The acquisition of Woodfield and River City increased goodwill $750,000 and $1.4 million, respectively.
Pursuant to the acquisition of Professional Mortgage Partners (“PMP”) in December 2008, Wintrust may be required to pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any contingent payments made pursuant to this transaction would be reflected as increases in the Community banking segment’s goodwill.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of June 30, 2011, December 31, 2010, and June 30, 2010 is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$5,052
Accumulated amortization	(361)	(253)	(3,401)

Net carrying amount	$1,439	$1,547	$1,651

Community banking segment:
Core deposit intangibles:
Gross carrying amount	$29,808	$29,608	$28,888
Accumulated amortization	(19,715)	(18,580)	(17,264)

Net carrying amount	$10,093	$11,028	$11,624

Total other intangible assets, net	$11,532	$12,575	$13,275

Estimated amortization

Actual in six months ended June 30, 2011	$1,393
Estimated remaining in 2011	1,392
Estimated — 2012	2,728
Estimated — 2013	2,639
Estimated — 2014	2,293
Estimated — 2015	915
The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.
The increase in core deposit intangibles from 2010 was related to the FDIC-assisted acquisition of CFBC and TBOC during the first quarter of 2011. Core deposit intangibles recognized in connection with the Company’s bank acquisitions are being amortized over ten-year periods on an accelerated basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $1.4 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.
(10) Deposits
The following table is a summary of deposits as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Balance:
Non-interest bearing	$1,397,433	$1,201,194	$953,814
NOW	1,530,068	1,561,507	1,560,733
Wealth management deposits	737,428	658,660	694,830
Money market	1,985,661	1,759,866	1,722,729
Savings	736,974	744,534	594,753
Time certificates of deposit	4,871,696	4,877,912	5,097,883

Total deposits	$11,259,260	$10,803,673	$10,624,742

Mix:
Non-interest bearing	12%	11%	9%
NOW	14	15	15
Wealth management deposits	6	6	6
Money market	18	16	16
Savings	7	7	6
Time certificates of deposit	43	45	48

Total deposits	100%	100%	100%

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
(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	423,500	423,500	415,571

Other borrowings:
Securities sold under repurchase agreements	395,724	217,289	218,424
Other	36,982	43,331	—

Total other borrowings	432,706	260,620	218,424

Secured borrowings — owed to securitization investors	600,000	600,000	600,000
Subordinated notes	40,000	50,000	55,000

Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings, and subordinated notes	$1,497,206	$1,335,120	$1,289,995

At June 30, 2011, the Company had notes payable with a $1.0 million outstanding balance, with an interest rate of 4.50%, under a $51.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $50.0 million revolving note, maturing on October 28, 2011, and a $1.0 million note maturing on June 1, 2015. At June 30, 2011, there was no outstanding balance on the $50.0 million revolving note. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points.
Commencing August 2009, a commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeds the amount outstanding under such facility.
The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2011, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. The Company did not restructure any FHLB advances in 2011, but restructured $146 million of FHLB advances, paying $6.8 million in prepayment fees, in the second quarter of 2010. Total restructurings in 2010 were $220.0 million, requiring $10.1 million in prepayment fees. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method. The restructurings in 2010 were done in order to achieve lower interest rates and extend maturities.
At June 30, 2011 securities sold under repurchase agreements represent $77.3 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $318.4 million of short-term borrowings from brokers. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at June 30, 2011 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of the Tangible Equity Units (TEUs) in December 2010. These junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. See Note 17 — Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs.
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
The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of June 30, 2011 were $10.0 million, $10.0 million and $20.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.
(12) Junior Subordinated Debentures
As of June 30, 2011, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2011. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

			Junior					Earliest
	Common	Trust Preferred	Subordinated	Rate	Contractual rate	Issue	Maturity	Redemption
(Dollars in thousands)	Securities	Securities	Debentures	Structure	at 6/30/11	Date	Date	Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.53%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.05%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.85%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.20%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.70%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	Fixed	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.27%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.27%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.25%	05/2004	05/2034	05/2009

Total			$249,493		3.46%

The junior subordinated debentures totaled $249.5 million at June 30, 2011, December 31, 2010 and June 30, 2010.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, currently fixed at 6.84%, changes to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At June 30, 2011, the weighted average contractual interest rate on the junior subordinated debentures was 3.46%. The Company entered into $175 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on June 30, 2011, was 6.99%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At June 30, 2011, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.
(13) Segment Information
The Company’s operations consist of three primary segments: community banking, specialty finance and wealth management.
The three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics. The community banking segment has a different regulatory environment than the specialty finance and wealth management segments. While the Company’s management monitors each of the fifteen bank subsidiaries’ operations and profitability separately, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures, and economic characteristics.
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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2011	2010	Contribution	Contribution
Net interest income:
Community banking	$101,580	$97,437	$4,143	4%
Specialty finance	27,974	22,378	5,596	25
Wealth management	886	2,437	(1,551)	(64)
Parent and inter-segment eliminations	(21,734)	(17,938)	(3,796)	(21)

Total net interest income	$108,706	$104,314	4,392	4%

Non-interest income:
Community banking	$24,967	$41,618	$(16,651)	(40)%
Specialty finance	781	707	74	10
Wealth management	13,432	11,069	2,363	21
Parent and inter-segment eliminations	(2,528)	(2,958)	430	15

Total non-interest income	$36,652	$50,436	(13,784)	(27)%

Net revenue:
Community banking	$126,547	$139,055	$(12,508)	(9)%
Specialty finance	28,755	23,085	5,670	25
Wealth management	14,318	13,506	812	6
Parent and inter-segment eliminations	(24,262)	(20,896)	(3,366)	(16)

Total net revenue	$145,358	$154,750	(9,392)	(6)%

Segment profit (loss):
Community banking	$10,630	$24,604	$(13,974)	(57)%
Specialty finance	15,413	(493)	15,906	NM
Wealth management	980	1,316	(336)	(26)
Parent and inter-segment eliminations	(15,273)	(12,418)	(2,855)	(23)

Total segment profit (loss)	$11,750	$13,009	(1,259)	(10)%

Segment assets:
Community banking	$13,768,237	$12,875,801	$892,436	7%
Specialty finance	3,211,599	2,886,020	325,579	11
Wealth management	67,262	66,123	1,139	2
Parent and inter-segment eliminations	(2,431,201)	(2,119,384)	(311,817)	(15)

Total segment assets	$14,615,897	$13,708,560	907,337	7%

	Six Months Ended
	June 30,		$ Change in	% Change in
(Dollars in thousands)	2011	2010	Contribution	Contribution
Net interest income:
Community banking	$202,811	$185,461	$17,350	9%
Specialty finance	56,006	45,411	10,595	23
Wealth management	3,439	4,979	(1,540)	(31)
Parent and inter-segment eliminations	(43,936)	(35,672)	(8,264)	(23)

Total net interest income	$218,320	$200,179	18,141	9%

Non-interest income:
Community banking	$53,458	$56,814	$(3,356)	(6)%
Specialty finance	1,498	12,183	(10,685)	(88)
Wealth management	26,430	21,757	4,673	21
Parent and inter-segment eliminations	(3,847)	2,290	(6,137)	NM

Total non-interest income	$77,539	$93,044	(15,505)	(17)%

Net revenue:
Community banking	$256,269	$242,275	$13,994	6%
Specialty finance	57,504	57,594	(90)	—
Wealth management	29,869	26,736	3,133	12
Parent and inter-segment eliminations	(47,783)	(33,382)	(14,401)	(43)

Total net revenue	$295,859	$293,223	2,636	1%

Segment profit:
Community banking	$28,271	$30,627	$(2,356)	(8)%
Specialty finance	27,965	15,414	12,551	81
Wealth management	2,703	2,373	330	14
Parent and inter-segment eliminations	(30,787)	(19,387)	(11,400)	(59)

Total segment profit	$28,152	$29,027	(875)	(3)%

NM — Not Meaningful

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
The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and caps to manage the interest rate risk of certain variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans available-for-sale; and (4) covered call options related to specific investment securities to enhance the overall yield on such securities. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2011 and 2010:

	Derivative Assets			Derivative Liabilties
	Fair Value			Fair Value
	Balance			Balance
	Sheet	June 30,	June 30,	Sheet	June 30,	June 30,
(Dollars in thousands)	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments under ASC 815:

Interest rate derivatives designated as Cash Flow Hedges	Other assets	$547	$—	Other liabilities	$10,555	$15,408

Derivatives not designed as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	17,515	11,677	Other liabilities	18,075	12,297
Interest rate lock commitments	Other assets	2,243	4,651	Other liabilities	539	166
Forward commitments to sell mortgage loans	Other assets	691	122	Other liabilities	1,420	7,785

Total derivatives not designated as hedging instruments under ASC 815		$20,449	$16,450		$20,034	$20,248

Total derivatives		$20,996	$16,450		$30,589	$35,656

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceed the agreed upon strike price.
In May 2011, the Company entered into four new interest rate derivatives, two interest rate swaps and two interest rate caps, which replace current derivatives maturing in the third and fourth quarters of 2011 that hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures and create a hedge associated with the interest rate expense on Wintrust Capital Trust IX which changes from a fixed rate to a variable rate in September 2011. See Note 12 — Junior Subordinated Debentures for more detail. The two new interest rate swap derivatives designated as cash flow hedges have an aggregate notional value of $75 million and are forward-starting with effective dates in September and October 2011, respectively. The two new interest rate cap derivatives designated as cash flow hedges have an aggregate notional value of $60 million and are forward-starting with an effective date in September 2011.
As of June 30, 2011, the Company had seven interest rate swaps and two interest rate caps with an aggregate notional amount of $310 million that were designated as cash flow hedges of interest rate risk. The table below provides details on each of these cash flow hedges as of June 30, 2011:

June 30, 2011
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Gain (Loss)
Interest Rate Swaps:
September 2011	$20,000	$(252)
September 2011	40,000	(506)
October 2011	25,000	(230)
September 2013	50,000	(5,019)
September 2013	40,000	(4,072)
September 2016*	50,000	(330)
October 2016*	25,000	(146)

Total Interest Rate Swaps	250,000	(10,555)

Interest Rate Caps:
September 2014*	20,000	182
September 2014*	40,000	365

Total Interest Rate Caps	60,000	547

Total Cash Flow Hedges	$310,000	$(10,008)

*	Forward starting in the third and fourth quarters of 2011
Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statements of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the six months ended June 30, 2011 or June 30, 2010. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Unrealized loss at beginning of period	$(11,202)	$(15,754)	$(13,323)	$(15,487)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	2,197	2,199	4,369	4,392
Amount of loss recognized in other comprehensive income	(1,115)	(2,414)	(1,166)	(4,874)

Unrealized loss at end of period	$(10,120)	$(15,969)	$(10,120)	$(15,969)

As of June 30, 2011, the Company estimates that during the next twelve months, $6.7 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
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
Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2011, the Company had approximately 314 derivative transactions (157 with customers and 157 with third parties) with an aggregate notional amount of approximately $891.7 million (all interest rate swaps) related to this program. These interest rate derivatives had maturity dates ranging from September 2011 to January 2033.
Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2011, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $318.1 million. At June 30, 2011, the Company had interest rate lock commitments with an aggregate notional amount of approximately $239.6 million. Additionally, the Company’s total mortgage loans held-for-sale at June 30, 2011 was $139.0 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2011, December 31, 2010 or June 30, 2010.
Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative	Location in income statement	2011	2010	2011	2010
Interest rate swaps and floors	Trading gains/losses	$(94)	$(227)	$(628)	$(303)
Mortgage banking derivatives	Mortgage banking revenue	(165)	(6,458)	(1,508)	(8,601)
Covered call options	Other income	2,287	169	4,757	459
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2011, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $29.5 million. As of June 30, 2011 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $7.9 million of cash and $19.2 million of securities. If the Company had breached any of these provisions at June 30, 2011 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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
Mortgage loans held-for-sale — Mortgage loans originated by Wintrust Mortgage are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$100,737	$—	$100,737	$—
U.S. Government agencies	683,690	—	683,690	—
Municipal	49,457	—	24,932	24,525
Corporate notes and other	214,252	—	197,939	16,313
Mortgage-backed	365,323	—	362,639	2,684
Equity securities (1)	42,967	—	12,076	30,891
Trading account securities	509	—	337	172
Mortgage loans held-for-sale	133,083	—	133,083	—
Mortgage servicing rights	8,762	—	—	8,762
Nonqualified deferred compensations assets	4,564	—	4,564	—
Derivative assets	20,996	—	20,996	—

Total	$1,624,340	$—	$1,540,993	$83,347

Derivative liabilities	$30,589	$—	$30,589	$—

	June 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$117,013	$—	$117,013	$—
U.S. Government agencies	796,937	—	796,937	—
Municipal	51,892	—	37,864	14,028
Corporate notes and other	74,995	—	63,643	11,352
Mortgage-backed	341,550	—	196,219	145,331
Equity securities (1)	35,648	—	8,757	26,891
Trading account securities	38,261	53	1,399	36,809
Mortgage loans held-for-sale	222,703	—	222,703	—
Mortgage servicing rights	5,347	—	—	5,347
Nonqualified deferred compensations assets	3,135	—	3,135	—
Derivative assets	16,450	—	16,450	—

Total	$1,703,931	$53	$1,464,120	$239,758

Derivative liabilities	$35,656	$—	$35,656	$—

(1)	Excludes the common securities issued by trusts formed by the Company in conjunction with Trust Preferred Securities offerings.
The aggregate remaining contractual principal balance outstanding as of June 30, 2011 and 2010 for mortgage loans held-for-sale measured at fair value was $129.6 million and $213.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $133.1 million and $222.7 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2011 and 2010.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2011 are summarized as follows:

		Corporate			Trading	Mortgage
		notes and	Mortgage-	Equity	Account	servicing
(Dollars in thousands)	Municipal	other debt	backed	securities	Securities	rights
Balance at March 31, 2011	$15,594	$9,713	$2,723	$28,745	$640	$9,448
Total net gains (losses) included in:
Net income (1)	—	(146)	(39)	—	—	(686)
Other comprehensive income	(748)	—	—	346	—	—
Purchases	5,181	6,746	—	1,800	—	—
Issuances	—	—	—	—	—	—
Sales	(5)	—	—	—	(468)	—
Settlements	—	—	—	—	—	—
Net transfers into Level 3 (2)	4,503	—	—	—	—	—

Balance at June 30, 2011	$24,525	$16,313	$2,684	$30,891	$172	$8,762

Balance at January 1, 2011	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762
Total net gains (losses) included in:
Net income (1)	—	(274)	(53)	—	—	—
Other comprehensive income	(748)	—	—	419	—	—
Purchases	9,138	6,746	277	1,800	—	—
Issuances	—	—	—	—	—	—
Sales	(4,784)	—	—	—	(4,200)	—
Settlements	—	—	—	—	—	—
Net transfers into Level 3 (2)	4,503	—	—	—	—	—

Balance at June 30, 2011	$24,525	$16,313	$2,684	$30,891	$172	$8,762

(1)	Income for Corporate notes and other debt, and mortgage-backed are recognized as a component of interest income on securities. Additionally, changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)	The transfer of Municipal securities into Level 3 is the result of the use of unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing these securities.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 are summarized as follows:

		Corporate			Trading	Mortgage
		notes and	Mortgage-	Equity	Account	servicing	Retained
(Dollars in thousands)	Municipal	other debt	backed	securities	Securities	rights	interests
Balance at March 31, 2010	$15,134	$11,582	$154,469	$26,800	$37,895	$6,602	$—
Total net gains (losses) included in:
Net income (1)	—	(38)	—	—	(1,086)	(1,255)	—
Other comprehensive income	—	(192)	6,500	—	—	—	—
Purchases, issuances, sales and settlements, net	(1,106)	—	(16,372)	91	—	—	—
Net transfers into Level 3	—	—	734	—	—	—	—

Balance at June 30, 2010	$14,028	$11,352	$145,331	$26,891	$36,809	$5,347	$—

Balance at January 1, 2010	$17,152	$51,194	$158,449	$26,800	$31,924	$6,745	$43,541
Total net gains (losses) included in:
Net income (1)	—	(33)	—	—	4,885	(1,398)	—
Other comprehensive income	—	835	2,520	—	—	—	—
Purchases, issuances, sales and settlements, net	(3,124)	(40,644)	(16,372)	91	—	—	(43,541)
Net transfers into Level 3	—	—	734	—	—	—	—

Balance at June 30, 2010	$14,028	$11,352	$145,331	$26,891	$36,809	$5,347	$—

(1)	Income for Corporate notes and other debt is recognized as a component of interest income on securities. Additionally, income for trading account securities is recognized as a component of trading income in non-interest income and trading account securities interest income. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2011.

					Three Months	Six Months
					Ended	Ended
					June 30,	June 30,
					2011	2011
					Fair Value	Fair Value
	June 30, 2011				Losses	Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized	Recognized
Impaired loans	$225,853	$—	$—	$225,853	$18,466	$30,584
Other real estate owned	82,772	—	—	82,772	7,422	13,615
Mortgage loans held-for-sale, at lower of cost or market	5,881	—	5,881	—	—	(358)

Total	$314,506	$—	$5,881	$308,625	$25,888	$43,841

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
Mortgage loans held-for-sale, at lower of cost or market — Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics and is therefore considered a Level 2 valuation.

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$184,068	$184,068	$172,580	$172,580
Interest bearing deposits with banks	990,308	990,308	865,575	865,575
Available-for-sale securities	1,456,426	1,456,426	1,496,302	1,496,302
Trading account securities	509	509	4,879	4,879
Brokerage customer receivables	29,736	29,736	24,549	24,549
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	86,761	86,761	82,407	82,407
Mortgage loans held-for-sale, at fair value	133,083	133,083	356,662	356,662
Mortgage loans held-for-sale, at lower of cost or market	5,881	5,946	14,785	14,841
Total loans	10,333,746	10,715,086	9,934,239	10,088,429
Mortgage servicing rights	8,762	8,762	8,762	8,762
Nonqualified deferred compensation assets	4,564	4,564	3,613	3,613
Derivative assets	20,996	20,996	18,670	18,670
FDIC indemnification asset	110,049	110,049	118,182	118,182
Accrued interest receivable and other	138,435	138,435	137,744	137,744

Total financial assets	$13,503,324	$13,884,729	$13,238,949	$13,393,195

Financial Liabilities
Non-maturity deposits	$6,387,564	6,387,564	$5,925,761	$5,925,761
Deposits with stated maturities	4,871,696	4,914,025	4,877,912	4,925,403
Notes payable	1,000	1,000	1,000	1,000
Federal Home Loan Bank advances	423,500	451,861	423,500	440,644
Subordinated notes	40,000	40,000	50,000	50,000
Other borrowings	432,706	432,706	260,620	260,620
Secured borrowings owed to securitization investors	600,000	605,792	600,000	600,333
Junior subordinated debentures	249,493	181,914	249,493	183,818
Derivative liabilities	30,589	30,589	29,974	29,974
Accrued interest payable and other	13,555	13,555	15,518	15,518

Total financial liabilities	$13,050,103	$13,059,006	$12,433,778	$12,433,071

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
(16) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted share awards, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 were made pursuant to the 2007 Plan, and as of June 30, 2011, 2,946,092 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the six months ending June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010
Expected dividend yield	*	0.5%
Expected volatility	*	48.2%
Risk-free rate	*	2.8%
Expected option life (in years)	*	6.2

*	No options were granted in the six months ending June 30, 2011.
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
Compensation cost charged to income for stock options was $103,000 and $421,000 in the second quarters of 2011 and 2010, respectively, and $376,000 and $998,000 for the 2011 and 2010 year-to-date periods, respectively. Compensation cost charged to income for restricted share awards was $819,000 and $643,000 in the second quarters of 2011 and 2010, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively.
A summary of stock option activity under the Plans for the six months ended June 30, 2011 and June 30, 2010 is presented below:

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value(2)
Stock Options	Shares	Strike Price	Term(1)	($000)
Outstanding at January 1, 2011	2,040,701	$38.92
Granted	—
Exercised	(45,233)	15.66
Forfeited or canceled	(95,049)	46.59

Outstanding at June 30, 2011	1,900,419	$39.09	2.8	$6,589

Exercisable at June 30, 2011	1,723,012	$39.86	2.6	$6,099

		Weighted	Remaining	Intrinsic
	Common	Average	Contractual	Value(2)
Stock Options	Shares	Strike Price	Term(1)	($000)
Outstanding at January 1, 2010	2,156,209	$37.61
Granted	57,865	35.05
Exercised	(108,451)	16.11
Forfeited or canceled	(39,236)	51.48

Outstanding at June 30, 2010	2,066,387	$38.40	3.6	$9,268

Exercisable at June 30, 2010	1,789,954	$38.69	3.4	$8,566

(1)	Represents the weighted average contractual life remaining in years.

(2)	Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. This amount will change based on the fair market value of the Company’s stock.
The weighted average grant date fair value per share of options granted during the six months ended June 30, 2010 was $16.65. The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 and 2010, was $769,000 and $2.2 million, respectively.

A summary of restricted share award activity under the Plans for the six months ended June 30, 2011 and June 30, 2010 is presented below:

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
		Weighted		Weighted
		Average		Average
	Common	Grant-Date	Common	Grant-Date
Restricted Shares	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1	299,040	$39.44	208,430	$43.24
Granted	75,785	33.57	131,656	35.84
Vested and issued	(25,014)	34.02	(40,816)	47.49
Forfeited	(1,500)	35.48	(301)	33.18

Outstanding at June 30	348,311	$38.57	298,969	$39.42

Vested, but not issuable at June 30	85,000	$51.88	85,000	$51.88

From the third quarter of 2009 to the first quarter of 2011, the Company began paying a portion of the base pay of two senior executives in the Company’s stock. The number of shares granted as of each payroll date was based on the compensation earned during the period and the average of the high and low price of the Company’s common stock on such date. In the first quarter of 2011, 446 shares were granted under this arrangement at an average stock price of $32.59 per share.
As of June 30, 2011, there was $7.8 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.
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
The aggregate fair values assigned to each component of the TEU offering are as follows:

	Equity	Debt	TEU
(Dollars in thousands, except per unit amounts)	Component	Component	Total

Units issued (1)	4,600	4,600	4,600
Unit price	$40.271818	$9.728182	$50.00
Gross proceeds	185,250	44,750	230,000
Issuance costs, including discount	5,934	1,419	7,353

Net proceeds	$179,316	$43,331	$222,647

Balance sheet impact

Other borrowings	—	43,331	43,331
Surplus	179,316	—	179,316

(1)	Each TEU consists of two components: 4 .6 million units of the equity component and 4 .6 million units of the debt component.

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

Other
The Company has also issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Warrants outstanding at June 30, 2011 and 2010 totaled 19,000. The expiration date on these remaining outstanding warrants is February 2013.
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months		For the Six Months
			Ended June 30,		Ended June 30,
(In thousands, except per share data)			2011	2010	2011	2010
Net income			$11,750	$13,009	$28,152	$29,027
Less: Preferred stock dividends and discount accretion			1,033	4,943	2,064	9,887

Net income applicable to common shares — Basic	(A	)	10,717	8,066	26,088	19,140
Add: Dividends on convertible preferred stock			—	—	—	—

Net income applicable to common shares — Diluted	(B	)	10,717	8,066	26,088	19,140

Weighted average common shares outstanding	(C	)	34,971	31,074	34,950	28,522
Effect of dilutive potential common shares			8,438	1,267	8,437	1,203

Weighted average common shares and effect of dilutive potential common shares	(D	)	43,409	32,341	43,387	29,725

Net income per common share:
Basic	(A/C	)	$0.31	$0.26	$0.75	$0.67

Diluted	(B/D	)	$0.25	$0.25	$0.60	$0.64

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
(18) Subsequent Events
On July 1, 2011, the Company announced the completion of its previously announced acquisition of Great Lakes Advisors, Inc. (“Great Lakes”), a Chicago-based investment manager with approximately $2.4 billion in assets under management. Great Lakes merged with Wintrust’s existing asset management business, Wintrust Capital Management, LLC and operates as “Great Lakes Advisors, LLC, a Wintrust Wealth Management Company”.
On July 8, 2011, the Company announced that its wholly-owned subsidiary bank, Northbrook, acquired certain assets and liabilities and the banking operations of First Chicago Bank & Trust (“First Chicago”) in an FDIC-assisted transaction. First Chicago operated seven locations in Illinois: three in Chicago, one each in Bloomingdale, Itasca, Norridge and Park Ridge, and had approximately $959 million in total assets and $887 million in total deposits as of March 31, 2011. Northbrook acquired substantially all of First Chicago’s assets at a discount of approximately 12% and assumed all of the non-brokered deposits at a premium of approximately 0.5%.
On July 26, 2011, the Company announced the signing of a definitive agreement to acquire Elgin State Bancorp, Inc. (“ESBI”). ESBI is the parent company of Elgin State Bank, which operates three banking locations in Elgin, Illinois. As of June 30, 2011, Elgin State Bank had approximately $277 million in assets and $249 million in deposits.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2011, compared with December 31, 2010 and June 30, 2010, and the results of operations for the six month periods ended June 30, 2011 and 2010, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the Risk Factors discussed under Item 1A of the Company’s 2010 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
Second Quarter Highlights
The Company recorded net income of $11.8 million for the second quarter of 2011 compared to $13.0 million in the second quarter of 2010 and $14.2 million in the fourth quarter of 2010. The results for the second quarter of 2011 demonstrate continued core operating strengths as credit related costs remain at levels similar to recent quarters, core loans outstanding increased, demand deposits related to this core loan growth increased, and the beneficial shift in our deposit mix away from single-product CD customers continued. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets — specifically, a dislocation of assets, banks and people in the overall market. For more information, see “Overview—Acquisition Transactions.”
The Company increased its loan portfolio, excluding covered loans, from $9.3 billion at June 30, 2010 to $9.9 billion at June 30, 2011. This increase was primarily a result of the Company’s commercial banking initiative as well as growth in the premium finance receivables — life insurance portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition — Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2011, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2011, the Company had over $1.1 billion in overnight liquid funds and interest-bearing deposits with banks.
The Company experienced a 37% decline in mortgage origination volumes compared to the second quarter of 2010. Over the past twelve months, the Company’s period end balances of mortgages held-for-sale and our niche mortgage warehouse lending have declined by $149.4 million. This decline in originations resulted from an industry-wide fall-off in residential real-estate loan originations.
The Company recorded net interest income of $108.7 million in the second quarter of 2011 compared to $104.3 million in the second quarter of 2010. The higher level of net interest income recorded in the second quarter of 2011 compared to the second quarter of 2010 was primarily attributable to a $504 million increase in the average balance of loans and a $208 million increase in FDIC covered loans. The bulk of this growth was funded by an increase of $143 million in interest-bearing deposits and an increase of $418 million in non-interest bearing deposits. The Company continues to see a beneficial shift in its deposit mix as non-interest bearing deposits comprised 12.4% of total average deposits in the second quarter of 2011 compared to 9.1% in the second quarter of 2010.
Non-interest income totaled $36.7 million in the second quarter of 2011, decreasing $13.8 million, or 27%, compared to the second quarter of 2010. The decrease was primarily attributable to lower bargain purchase gains, partially offset by increases in wealth management revenue, mortgage banking revenue and fees from covered call options.

Non-interest expense totaled $97.2 million in the second quarter of 2011, increasing $4.5 million, or 5%, compared to the second quarter of 2010. The increase compared to the second quarter of 2010 was primarily attributable to a $2.4 million increase in salaries and employee benefits. The increase in salaries and employee benefits was primarily attributable to multiple FDIC-assisted transactions and larger staffing related to organic Company growth. Additionally, OREO related expenses increased approximately $700,000, primarily related to increased legal costs related to non-performing assets and recent bank acquisitions.
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
In particular:
•	The Company’s provision for credit losses in the second quarter of 2011 totaled $29.2 million, a decrease of $12.1 million when compared to the second quarter of 2010. The provision for credit losses in the first six months of 2011 totaled $54.5 million, a decrease of $15.8 million compared to the first six months of 2010. Net charge-offs decreased to $26.0 million in the second quarter of 2011 (of which $27.5 million related to commercial and commercial real estate loans), compared to $37.9 million for the same period in 2010 (of which $16.7 million related to commercial and commercial real estate loans). Net charge-offs decreased to $51.4 million in the first six months of 2011 (of which $49.4 million related to commercial and commercial real estate loans), compared to $64.7 million for the same period in 2010 (of which $40.8 million related to commercial and commercial real estate loans).

•	The Company increased its allowance for loan losses, excluding covered loans, to $117.4 million at June 30, 2011, reflecting an increase of $10.9 million, or 10%, when compared to the same period in 2010 and an increase of $3.5 million, or 3%, when compared to December 31, 2010. At June 30, 2011, approximately $61.7 million, or 53%, of the allowance for loan losses was associated with commercial real estate loans and another $32.8 million, or 28%, was associated with commercial loans. The increase in the allowance for loan losses, excluding covered loans, in the current period is primarily related to loan growth.

•	The Company has significant exposure to commercial real estate. At June 30, 2011, $3.4 billion, or 33%, of our loan portfolio, excluding covered loans, was commercial real estate, with more than 91% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. The commercial real estate loan portfolio was comprised of $441.3 million related to land, residential and commercial construction, $532.4 million related to office buildings, $524.8 million related to retail, $514.5 million related to industrial use, $316.2 million related to multi-family and $1.0 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of June 30, 2011, the Company had approximately $89.8 million of non-performing commercial real estate loans representing approximately 3% of the total commercial real estate loan portfolio. $39.4 million, or 44%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•	Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $156.1 million (of which $89.8 million, or 58%, was related to commercial real estate) at June 30, 2011, an increase of $20.7 million compared to June 30, 2010. Non-performing loans increased as a result of deteriorating real estate conditions and stress in the overall economy.

•	The Company’s other real estate owned, excluding covered other real estate owned, decreased by $3.6 million, to $82.8 million during the second quarter of 2011, from $86.4 million at June 30, 2010. This change was largely caused by disposal and resolution of properties. Specifically, the $82.8 million of other real estate owned as of June 30, 2011 was comprised of $16.6 million of residential real estate development property, $59.0 million of commercial real estate property and $7.2 million of residential real estate property.
An acceleration or continuation of real estate valuation and macroeconomic deterioration could result in higher default levels, a significant increase in foreclosure activity, and a material decline in the value of the Company’s assets.

During the quarter, Management continued its strategic efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $159.7 million as of June 30, 2011, increasing $12.8 million compared to the balance of $146.9 million as of December 31, 2010.
At June 30, 2011, the Company had established a $8.1 million estimated liability on loans expected to be repurchased from loans sold to investors. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy.”
In addition, during the second quarter of 2011, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At June 30, 2011, approximately $103.0 million in loans had terms modified, with $85.8 million of these modified loans in accruing status.
Trends in Our Three Operating Segments During the Second Quarter
Community Banking
Net interest income and margin. Net interest income totaled $108.7 million for the second quarter of 2011 compared to $109.6 million for the first quarter of 2011 and $104.3 million for the second quarter of 2010. The net interest margin for the second quarter of 2011 was 3.40% compared to 3.48% for the first quarter of 2011 and 3.43% for the second quarter of 2010. The decrease in net interest margin in the second quarter of 2011 compared to both the first quarter of 2011 and second quarter of 2010 resulted from a decrease in the accretable discount recognized as interest income on the purchased life insurance premium portfolio as prepayments declined, lowering income recognized on prepayments and reducing accretion on the remaining balance of the pool as the estimated remaining life extended.
Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in place recently and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.
Level of non-performing loans and other real estate owned. Given the current economic conditions, these costs, specifically problem loan expenses, have been at elevated levels in recent quarters. Non-performing loans increased in the second quarter of 2011 as compared to the first quarter of 2011 and second quarter of 2010 whereas other real-estate owned decreased in the second quarter of 2011 as compared to the first quarter of 2011 and second quarter of 2010.
Mortgage banking revenue. The second quarter of 2011 was characterized by the continuation of an industry wide decline in real-estate loan originations which resulted in a decrease in the Company’s real-estate loan originations in the second quarter of 2011 as compared to the first quarter of 2011 and the second quarter of 2010. The increase in mortgage banking revenue in the second quarter of 2011 as compared to the first quarter of 2011 and the second quarter of 2010 resulted primarily from estimations of fewer loss indemnification requests from investors as well as increased average pricing and fees in the second quarter of 2011.
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Specialty Finance
Financing of Commercial Insurance Premiums. FIFC originated approximately $902.8 million in commercial insurance premium finance loans in the second quarter of 2011 compared to $889.6 million in the first quarter of 2011 and $849.5 million in the second quarter of 2010. FIFC increased originations due to increased market penetration as a result of effective marketing efforts, despite operating in a market where the insurance premiums financed have remained low for a prolonged period of time.
Financing of Life Insurance Premiums. FIFC originated approximately $121.1 million in life insurance premium finance loans in the second quarter of 2011 compared to $106.2 million in the first quarter of 2011, and compared to $94.8 million in the second quarter of 2010. Despite the market conditions noted above, FIFC was able to increase originations as a result of its market position, experience and concerted marketing efforts.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Wealth Management Activities
The wealth management segment recorded higher revenues in the second quarter of 2011 compared to the second quarter of 2010 as a result of increased asset valuations due to equity market improvements and growth in the customer base. Additionally, the improvement in the equity markets overall have led to the increase of the brokerage component of wealth management revenue as customer trading activity has increased.
Acquisition Transactions
In response to market dislocations, during the second quarter and first six months of 2011, the Company continued to engage in a number of opportunistic acquisitions. These transactions, which are described below, included both FDIC-assisted and non-FDIC assisted acquisitions by the Company.
FDIC-Assisted Transactions
On February 4, 2011, the Company announced that its wholly-owned subsidiary bank, Northbrook Bank, acquired certain assets and liabilities and the banking operations of Community First Bank-Chicago (“CFBC”) in an FDIC-assisted transaction. CFBC operated one location in Chicago and had approximately $50.9 million in total assets and $48.7 million in total deposits as of the acquisition date. Northbrook Bank acquired substantially all of CFBC’s assets at a discount of approximately 8% and assumed all of the non-brokered deposits at a premium of approximately 0.5%.
On March 25, 2011, the Company announced that its wholly-owned subsidiary bank, Advantage National Bank Group (“Advantage”), acquired certain assets and liabilities and the banking operations of The Bank of Commerce (“TBOC”) in an FDIC-assisted transaction. TBOC operated one location in Wood Dale, Illlinois and had approximately $174.0 million in total assets and $164.7 million in total deposits as of the acquisition date. Advantage acquired substantially all of TBOC’s assets at a discount of approximately 14% and assumed all of the non-brokered deposits at a premium of approximately 0.1%.
Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. The Company refers to the loans subject to loss-sharing agreements as “covered loans.” Covered assets include covered loans, covered OREO and certain other covered assets. At each acquisition date, the Company estimated the fair value of the reimbursable losses, which were approximately $6.7 million and $48.9 million related to the CFBC and TBOC acquisitions, respectively. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification assets, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. The FDIC-assisted transactions resulted in bargain purchase gains of $2.0 million for CFBC and $8.6 million for TBOC, which are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
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
Acquisition of River City Mortgage
On April 13, 2011, the Company announced the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking business of River City Mortgage, LLC (“River City”) of Bloomington, Minnesota. With offices in Minnesota, Nebraska and North Dakota, River City originated nearly $500 million in mortgage loans in 2010.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three and six month periods ended June 30, 2011, as compared to the same periods last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2011	June 30, 2010	Change
Net income	$11,750	$13,009		(10)%
Net income per common share — Diluted	0.25	0.25		—

Net revenue (1)	145,358	154,750		(6)
Net interest income	108,706	104,314		4

Core pre-tax earnings (2) (6)	52,751	47,912		10

Net interest margin (2)	3.40%	3.43%	(3	)bp
Net overhead ratio (3)	1.72	1.26		46
Efficiency ratio (2) (4)	67.22	59.72		750
Return on average assets	0.33	0.39		(6)
Return on average common equity	3.05	2.98		7

	Six Months	Six Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2011	June 30, 2010	Change
Net income	$28,152	$29,027		(3)%
Net income per common share — Diluted	0.60	0.64		(6)

Net revenue (1)	295,859	293,223		1
Net interest income	218,320	200,179		9

Core pre-tax earnings (2) (6)	102,295	89,990		14

Net interest margin (2)	3.44%	3.41%	3	bp
Net overhead ratio (3)	1.69	1.30		39
Efficiency ratio (2) (4)	66.11	60.13		598
Return on average assets	0.40	0.45		(5)
Return on average common equity	3.76	3.86		(10)

At end of period
Total assets	$14,615,897	$13,708,560		7%
Total loans, excluding loans held-for-sale, excluding covered loans	9,925,077	9,324,163		6
Total loans, including loans held-for-sale, excluding covered loans	10,064,041	9,562,144		5
Total deposits	11,259,260	10,624,742		6
Junior subordinated debentures	249,493	249,493		—
Total shareholders’ equity	1,473,385	1,384,736		6
Tangible common equity ratio (TCE) (2)	7.9%	6.0%	190	bp
Book value per common share	33.63	35.33		(5)%
Tangible common book value per share	26.67	25.96		3
Market price per common share	32.18	33.34		(3)

Excluding covered loans:
Allowance for loan losses to total loans (5)	1.18%	1.14%	4	bp
Allowance for credit losses to total loans (5)	1.21	1.17		4
Non-performing loans to total loans	1.57	1.45		12

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

(6)	Core pre-tax earnings is adjusted to exclude the provision for credit losses and certain significant items.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$145,445	$149,248	$293,225	$291,743
Taxable-equivalent adjustment:
- Loans	110	90	226	169
- Liquidity management assets	296	366	591	727
- Other earning assets	2	5	5	10

Interest Income — FTE	$145,853	$149,709	$294,047	$292,649
(B) Interest Expense (GAAP)	36,739	44,934	74,905	91,564

Net interest income — FTE	109,114	104,775	219,142	201,085

(C) Net Interest Income (GAAP) (A minus B)	$108,706	$104,314	$218,320	$200,179

(D) Net interest margin (GAAP)	3.38%	3.42%	3.42%	3.39%
Net interest margin — FTE	3.40%	3.43%	3.44%	3.41%
(E) Efficiency ratio (GAAP)	67.41%	59.90%	66.30%	60.32%
Efficiency ratio — FTE	67.22%	59.72%	66.11%	60.13%

Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,473,386	$1,384,736
Less: Preferred stock	(49,704)	(286,460)
Less: Intangible assets	(294,833)	(291,300)

(F) Total tangible shareholders equity	$1,128,849	$806,976

Total assets	$14,615,897	$13,708,560
Less: Intangible assets	(294,833)	(291,300)

(G) Total tangible assets	$14,321,064	$13,417,260

Tangible common equity ratio (F/G)	7.9%	6.0%

Calculation of Core Pre-Tax Earnings
Income before taxes	$18,965	$20,790	$46,013	$46,280
Add: Provision for credit losses	29,187	41,297	54,531	70,342
Add: OREO expenses, net	6,577	5,843	12,385	7,181
Add: Recourse obligation on loans previously sold	(916)	4,721	(813)	8,173
Add: Covered loan expense	806	184	1,551	184
Less: Gain on bargain purchases	(746)	(26,494)	(10,584)	(37,388)
Less: Trading losses (gains)	30	1,617	470	(4,344)
Less: (Gains) on available-for-sale securities, net	(1,152)	(46)	(1,258)	(438)

Core pre-tax earnings	$52,751	$47,912	$102,295	$89,990

Calculation of book value per share
Total shareholders’ equity	$1,473,386	$1,384,736
Less: Preferred stock	(49,704)	(286,460)

(H) Total common equity	$1,423,682	$1,098,276

Actual common shares outstanding	34,988	31,084
Add: TEU conversion shares	7,342	—

(I) Common shares used for book value calculation	42,330	31,084

Book value per share (H/I)	$33.63	$35.33
Tangible common book value per share (F/I)	$26.67	$25.96

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
Net Income
Net income for the quarter ended June 30, 2011 totaled $11.8 million, a decrease of $1.3 million, or 10%, compared to the second quarter of 2010, and a decrease of approximately $4.7 million, or 28%, compared to the first quarter of 2011. On a per share basis, net income for the second quarter of 2011 and the second quarter of 2010 totaled $0.25 per diluted common share. Net income per diluted common share in the second quarter of 2011 decreased $0.11, compared to $0.36 per diluted common share in the first quarter of 2011. Average common shares and dilutive common shares in the second quarter of 2011 increased by approximately 11.1 million shares, or 34%, compared to the same period in 2010.
The most significant factors impacting net income for the second quarter of 2011 as compared to the same period in the prior year include a decrease in bargain purchase gains recognized and an increase in salary expense incurred in the current quarter, offset by a decrease in the quarterly loan loss provision, reduced costs on interest-bearing deposits as rates declined, as well as increases in wealth management and mortgage banking revenues. The return on average common equity for the second quarter of 2011 was 3.05%, compared to 2.98% for the prior year second quarter and 4.49% for the first quarter of 2011.
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

Quarter Ended June 30, 2011 compared to the Quarter Ended June 30, 2010
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2011 as compared to the second quarter of 2010 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,591,398	$13,198	2.04%	$2,613,179	$13,305	2.04%
Other earning assets (2) (3) (7)	28,886	208	2.89	62,874	515	3.28
Loans, net of unearned income (2) (4) (7)	9,859,789	124,047	5.05	9,356,033	133,207	5.71
Covered loans	418,129	8,400	8.06	210,030	2,682	5.12

Total earning assets (7)	$12,898,202	$145,853	4.54%	$12,242,116	$149,709	4.91%

Allowance for loan losses	(125,537)			(108,764)
Cash and due from banks	135,670			137,531
Other assets	1,196,801			1,119,654

Total assets	$14,105,136			$13,390,537

Interest-bearing deposits	$9,491,778	$22,404	0.95%	$9,348,541	$31,626	1.36%
Federal Home Loan Bank advances	421,502	4,010	3.82	417,835	4,094	3.93
Notes payable and other borrowings	338,304	2,715	3.22	217,751	1,439	2.65
Secured borrowings — owed to securitization investors	600,000	2,994	2.00	600,000	3,115	2.08
Subordinated notes	45,440	194	1.69	57,198	256	1.77
Junior subordinated notes	249,493	4,422	7.01	249,493	4,404	6.98

Total interest-bearing liabilities	$11,146,517	$36,739	1.32%	$10,890,818	$44,934	1.65%

Non-interest bearing deposits	1,349,549			932,046
Other liabilities	148,999			195,984
Equity	1,460,071			1,371,689

Total liabilities and shareholders’ equity	$14,105,136			$13,390,537

Interest rate spread (5) (7)			3.22%			3.26%
Net free funds/contribution (6)	$1,751,685		0.18%	$1,351,298		0.17%

Net interest income/Net interest margin (7)		$109,114	3.40%		$104,775	3.43%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2011 and 2010 were $408,000 and $461,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.
The net interest margin decreased three basis points in the second quarter of 2011 compared to the second quarter of 2010. The driver of this decline was a $6.6 million decrease in accretable discount recognized as interest income on the purchased life insurance premium portfolio as prepayments declined, lowering income recognized on prepayments and reducing accretion on the remaining balance of the pool as the estimated remaining life extended. The cost of interest-bearing deposits declined 41 basis points from the second quarter of 2010 to the second quarter of 2011.

Quarter Ended June 30, 2011 compared to the Quarter Ended March 31, 2011
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2011 as compared to the first quarter of 2011 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			March 31, 2011
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,591,398	$13,198	2.04%	$2,632,012	$11,354	1.75%
Other earning assets (2) (3) (7)	28,886	208	2.89	27,718	181	2.65
Loans, net of unearned income (2) (4) (7)	9,859,789	124,047	5.05	9,849,309	129,587	5.34
Covered loans	418,129	8,400	8.06	326,571	7,072	8.78

Total earning assets (7)	$12,898,202	$145,853	4.54%	$12,835,610	$148,194	4.68%

Allowance for loan losses	(125,537)			(118,610)
Cash and due from banks	135,670			152,264
Other assets	1,196,801			1,149,261

Total assets	$14,105,136			$14,018,525

Interest-bearing deposits	$9,491,778	$22,404	0.95%	$9,542,637	$23,956	1.02%
Federal Home Loan Bank advances	421,502	4,010	3.82	416,021	3,958	3.86
Notes payable and other borrowings	338,304	2,715	3.22	266,379	2,630	4.00
Secured borrowings — owed to securitization investors	600,000	2,994	2.00	600,000	3,040	2.05
Subordinated notes	45,440	194	1.69	50,000	212	1.69
Junior subordinated notes	249,493	4,422	7.01	249,493	4,370	7.01

Total interest-bearing liabilities	$11,146,517	$36,739	1.32%	$11,124,530	$38,166	1.39%

Non-interest bearing deposits	1,349,549			1,261,374
Other liabilities	148,999			194,752
Equity	1,460,071			1,437,869

Total liabilities and shareholders’ equity	$14,105,136			$14,018,525

Interest rate spread (5) (7)			3.22%			3.29%
Net free funds/contribution (6)	$1,751,685		0.18%	$1,711,080		0.19%

Net interest income/Net interest margin (7)		$109,114	3.40%		$110,028	3.48%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2011 and March 31, 2011 were $408,000 and $414,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.
The net interest margin for the second quarter of 2011 was 3.40% compared to 3.48% in the first quarter of 2011. The eight basis point decrease in net interest margin in the second quarter of 2011 compared to the first quarter of 2011 resulted from a $4.0 million decrease in accretable discount recognized as interest income on the purchased life insurance premium portfolio as prepayments declined, lowering income recognized on prepayments and reducing accretion on the remaining balance of the pool as the estimated remaining life extended. The impact of the accretable discount recognized as interest income decline was partially offset by continued lower repricing on interest-bearing deposits in the second quarter improved the net interest margin. The cost of interest-bearing deposits declined seven basis points in the second quarter. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits comprised 12.4% of total average deposits in the second quarter of 2011 compared to 11.7% in the first quarter of 2011.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first six months of 2011 as compared to the first six months of 2010 (sequential quarters):

	For the Six Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2010
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,608,863	$24,552	1.90%	$2,485,713	$26,459	2.15%
Other earning assets (2) (3) (7)	28,305	389	2.77	58,291	679	2.35
Loans, net of unearned income (2) (4) (7)	9,854,578	253,634	5.19	9,253,693	262,829	5.73
Covered loans	372,608	15,472	8.37	105,595	2,682	5.12

Total earning assets (7)	$12,864,354	$294,047	4.61%	$11,903,292	$292,649	4.96%

Allowance for loan losses	(122,093)			(108,019)
Cash and due from banks	143,921			125,589
Other assets	1,173,157			1,072,194

Total assets	$14,059,339			$12,993,056

Interest-bearing deposits	$9,514,337	$46,360	0.98%	$9,084,587	$64,838	1.44%
Federal Home Loan Bank advances	418,777	7,968	3.84	423,484	8,440	4.02
Notes payable and other borrowings	302,540	5,345	3.56	221,812	2,901	2.64
Secured borrowings — owed to securitization investors	600,000	6,034	2.03	600,000	6,109	2.05
Subordinated notes	47,707	406	1.69	58,591	497	1.69
Junior subordinated notes	249,493	8,792	7.01	249,493	8,779	7.00

Total interest-bearing liabilities	$11,132,854	$74,905	1.35%	$10,637,967	$91,564	1.73%

Non-interest bearing liabilities	1,305,705			895,650
Other liabilities	171,749			174,979
Equity	1,449,031			1,284,460

Total liabilities and shareholders’ equity	$14,059,339			$12,993,056

Interest rate spread (5) (7)			3.26%			3.23%
Net free funds/contribution (6)	$1,731,500		0.18%	$1,265,325		0.18%

Net interest income/Net interest margin (7)		$219,142	3.44%		$201,085	3.41%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)	Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2011 and 2010 were $822,000 and $906,000, respectively.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

(4)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(5)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(6)	Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.
The net interest margin for the first six months of 2011 was 3.44%, compared to 3.41% in the first six months of 2010. Average earning assets for the first six months of 2011 increased by $961.1 million compared to the first six months of 2010. This average earning asset growth was primarily a result of the $600.9 million increase in average loans, $267.0 million of average covered loan growth from the FDIC-assisted bank acquisitions and a $93.2 million increase in liquidity management and other earning assets. Growth in the life insurance premium finance portfolio of $309.7 million and growth in the commercial and industrial portfolio of $96.8 million accounted for the bulk of the total average loan growth over the past 12 months. The average earning asset growth of $961.1 million over the past 12 months was primarily funded by a $404.6 million increase in the average balances of savings, NOW, MMA and Wealth Management deposits and an increase in the average balance of net free funds of $466.2 million.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended June 30, 2011 and March 31, 2011, the six month periods ended June 30, 2011 and June 30, 2010 and the three month periods ended June 30, 2011 and June 30, 2010. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter	First Six Months	Second Quarter
	of 2011	of 2011	of 2011
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2011	of 2010	of 2010
Tax-equivalent net interest income for comparative period	$110,028	$201,085	$104,775
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,326	23,479	8,707
Change due to interest rate fluctuations (rate)	(3,449)	(5,422)	(4,368)
Change due to number of days in each period	1,209	—	—

Tax-equivalent net interest income for the period ended June 30, 2011	$109,114	$219,142	$109,114

Non-interest Income
For the second quarter of 2011, non-interest income totaled $36.7 million, a decrease of $13.8 million, or 27%, compared to the second quarter of 2010. On a year-to-date basis, non-interest income for the first six months of 2011 totaled $77.5 million and decreased $15.5 million, or 17%, over the same period in 2010. The decrease was primarily attributable to lower bargain purchase gains, partially offset by increases in wealth management revenue, mortgage banking revenue and fees from covered call options.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2011	2010	Change	Change
Brokerage	$6,208	$5,712	$496	9
Trust and asset management	4,393	3,481	912	26

Total wealth management	10,601	9,193	1,408	15

Mortgage banking	12,817	7,985	4,832	61
Service charges on deposit accounts	3,594	3,371	223	7
Gains on available-for-sale securities	1,152	46	1,106	NM
Gain on bargain purchases	746	26,494	(25,748)	(97)
Trading losses	(30)	(1,617)	1,587	98
Other:
Fees from covered call options	2,287	169	2,118	NM
Bank Owned Life Insurance	661	418	243	58
Administrative services	781	708	73	10
Miscellaneous	4,043	3,669	374	10

Total Other	7,772	4,964	2,808	57

Total Non-Interest Income	$36,652	$50,436	$(13,784)	(27)

	Six Months Ended
	June 30		$	%
(Dollars in thousands)	2011	2010	Change	Change
Brokerage	$12,533	$11,266	$1,267	11
Trust and asset management	8,304	6,594	1,710	26

Total wealth management	20,837	17,860	2,977	17

Mortgage banking	24,448	17,713	6,735	38
Service charges on deposit accounts	6,905	6,703	202	3
Gains on available-for-sale securities	1,258	438	820	NM
Gain on bargain purchases	10,584	37,388	(26,804)	(72)
Trading (losses) gains	(470)	4,344	(4,814)	NM
Other:
Fees from covered call options	4,757	459	4,298	NM
Bank Owned Life Insurance	1,537	1,041	496	48
Administrative services	1,498	1,289	209	16
Miscellaneous	6,185	5,809	376	6

Total Other	13,977	8,598	5,379	63

Total Non-Interest Income	$77,539	$93,044	$(15,505)	(17)

NM — Not Meaningful
The significant changes in non-interest income for the three and six month periods ended June 30, 2011 compared to same periods in the prior year are discussed below.
Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and the asset management fees, brokerage commissions, trading commissions and insurance product commissions at Wayne Hummer Investments and Great Lakes Advisors. Wealth management revenue totaled $10.6 million in the second quarter of 2011 and $9.2 million in the second quarter of 2010, an increase of 15%. On a year-to-date basis, wealth management revenues have totaled $20.8 million in 2011, compared to $17.9 million in 2010. Increased asset valuations due to equity market improvements and growth in the customer base over the three and six month periods have helped revenue growth from trust and asset management activities. Additionally, the improvement in the equity markets overall have led to the increase of the brokerage component of wealth management revenue as customer trading activity has increased.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended June 30, 2011, mortgage banking revenue totaled $12.8 million, an increase of $4.8 million when compared to the second quarter of 2010. For the six months ended June 30, 2011, mortgage banking revenue totaled $24.4 million as compared to $17.7 million for the six months ended June 30, 2010. Mortgages originated and sold totaled $459 million in the second quarter of 2011 compared to $732 million in the second quarter of 2010. The increase in mortgage banking revenue in 2011 on a quarter and year-to-date basis resulted primarily from estimations of fewer loss indemnification requests from investors. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The loss reserves established for loans expected to be repurchased is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans that have been sold, and current economic conditions.
A summary of the mortgage banking revenue components is shown below:
Mortgage banking revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Mortgage loans originated and sold	$458,538	$732,464	$1,020,626	$1,419,144

Mortgage loans serviced	943,542	756,451
Fair value of mortgage servicing rights (MSRs)	8,762	5,347
MSRs as a percentage of loans serviced	0.93%	0.71%

Gain on sales of loans and other fees	$13,037	$14,485	$24,630	$28,203
Mortgage servicing rights fair value adjustments	(1,136)	(1,779)	(995)	(2,317)
Recourse obligation on loans previously sold	916	(4,721)	813	(8,173)

Total mortgage banking revenue	$12,817	$7,985	$24,448	$17,713

Gain on sales of loans and other fees as a percentage of loans sold	2.84%	1.98%	2.41%	1.99%
The gain on bargain purchases of $10.6 million recognized in the first six months of 2011 relates to the FDIC-assisted acquisitions of TBOC by Advantage and CFBC by Northbrook in the first quarter of 2011, see Note 3 of the Financial Statements presented under Item 1 of this report for details of FDIC-assisted acquisitions. The gain on bargain purchases of $37.4 in the first six months of 2010 relate to the FDIC acquisitions in the second quarter of 2010 and gains of $10.9 million related to loans acquired in the Company’s acquisition of a life insurance premium finance loan portfolio.
Trading losses of $30,000 were recognized by the Company in the second quarter of 2011 compared to losses of $1.6 million in the second quarter of 2010. On a year-to-date basis, trading losses totaled $470,000 in 2011 compared to trading gains of $4.3 million in the first six months of 2010. Lower trading income in 2011 resulted primarily from realizing larger market value increases in the prior year on certain collateralized mortgage obligations held in trading.
Other non-interest income for the second quarter of 2011 totaled $7.8 million and $14.0 million for the first six months of 2011, compared to $5.0 million and $8.6 million for the first three and six month periods of 2010, respectively. Fees from certain covered call option transactions increased by $2.1 million in the second quarter of 2011 and $4.3 million in the first six months of 2011 as compared to the same periods in the prior year. Compression in the net interest margin has historically been and continues to be effectively offset by the Company’s covered call strategy.

Non-interest Expense
Non-interest expense for the second quarter of 2011 totaled $97.2 million and increased approximately $4.5 million, or 5%, compared to the second quarter of 2010. On a year-to-date basis, non-interest expense for the first six months of 2011 totaled $195.3 million and increased $18.7 million, or 11%, over the same period in 2010.
The following table presents non-interest expense by category for the periods presented:

	Three Months Ended
	June 30,		$	%
(Dollars in thousands)	2011	2010	Change	Change
Salaries and employee benefits:
Salaries	$32,008	$28,714	3,294	11
Commissions and bonus	10,760	12,967	(2,207)	(17)
Benefits	10,311	8,968	1,343	15

Total salaries and employee benefits	53,079	50,649	2,430	5
Equipment	4,409	4,046	363	9
Occupancy, net	6,772	6,033	739	12
Data processing	3,147	3,669	(522)	(14)
Advertising and marketing	1,440	1,470	(30)	(2)
Professional fees	4,533	3,957	576	15
Amortization of other intangible assets	704	674	30	4
FDIC insurance	3,281	5,005	(1,724)	(34)
OREO expenses, net	6,577	5,843	734	13
Other:
Commissions - 3rd party brokers	991	1,097	(106)	(10)
Postage	1,170	1,229	(59)	(5)
Stationery and supplies	888	761	127	17
Miscellaneous	10,215	8,230	1,985	24

Total other	13,264	11,317	1,947	17

Total Non-Interest Expense	$97,206	$92,663	$4,543	5

	Six Months Ended
	June 30		$	%
(Dollars in thousands)	2011	2010	Change	Change
Salaries and employee benefits:
Salaries	$65,143	$57,797	7,346	13
Commissions and bonus	21,474	22,698	(1,224)	(5)
Benefits	22,561	19,226	3,335	17

Total salaries and employee benefits	109,178	99,721	9,457	9
Equipment	8,673	7,941	732	9
Occupancy, net	13,277	12,263	1,014	8
Data processing	6,670	7,076	(406)	(6)
Advertising and marketing	3,054	2,784	270	10
Professional fees	8,079	7,064	1,015	14
Amortization of other intangible assets	1,393	1,319	74	6
FDIC insurance	7,799	8,814	(1,015)	(12)
OREO expenses, net	12,385	7,181	5,204	72
Other:
Commissions - 3rd party brokers	2,021	2,058	(37)	(2)
Postage	2,248	2,339	(91)	(4)
Stationery and supplies	1,728	1,493	235	16
Miscellaneous	18,810	16,548	2,262	14

Total other	24,807	22,438	2,369	11

Total Non-Interest Expense	$195,315	$176,601	$18,714	11

The significant changes in non-interest expense for the three and six month periods ended June 30, 2011 compared to same periods in the prior year are discussed below.
Salaries and employee benefits comprised 55% of total non-interest expense in both the second quarter of 2011 and 2010. Salaries and employee benefits expense increased $2.4 million, or 5%, in the second quarter of 2011 compared to the second quarter of 2010 primarily as a result of a $3.3 million increase in salaries caused by the addition of employees from the FDIC-assisted transactions and larger staffing as the Company grows and a $1.3 million increase from employee benefits (primarily health plan and payroll taxes related), partially offset by a $2.2 million decrease in bonus and commissions attributable to variable pay based revenue. On a year-to-date basis, salaries and employee benefits expense increased $9.5 million, or 9%, in the first six months of 2011 compared to the first six months of 2010, primarily as a result of a $7.3 million increase in salaries caused by the addition of employees from the FDIC-assisted transactions and larger staffing as the Company grows and a $3.3 million increase from employee benefits (primarily health plan and payroll taxes related), partially offset by a $1.2 million decrease in bonus and commissions attributable to variable pay based revenue.
Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. For the second quarter of 2011 occupancy expense was $6.8 million, an increase of $739,000, or 12%, compared to the same period in 2010. For the first six months of 2011, occupancy expense was $13.3 million, an increase of $1.0 million compared to the same period in 2010. These increases are primarily the result of rent expense on additional leased premises and depreciation on owned locations which were obtained in the FDIC-assisted acquisitions.
Data processing expenses decreased $522,000 and $406,000 in the first three and six month periods of 2011 compared to the same periods of 2010, respectively. The decrease in data processing expenses is related to more favorable terms from third-party providers.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the second quarter of 2011 were $4.5 million, an increase of $576,000, or 15%, compared to the same period in 2010. On a year-to-date basis, professional fees increased $1.0 million to $8.1 million for the first six months of 2011 compared to $7.1 million for the first six months of 2010. These increases are primarily a result of increased legal costs related to non-performing assets and recent bank acquisitions.
FDIC insurance expense for the second quarter of 2011 was $3.3 million, a decrease of $1.7 million, or 34%, compared to the same period in 2010. Additionally, on a year-to-date basis, FDIC insurance expense decreased $1.0 million to $7.8 million for the first six months of 2011 compared to $8.8 million in the first six months of 2010. Effective April 1, 2011, standards applied in FDIC assessments set forth in the Federal Deposit Insurance Act were revised by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These revisions modified definitions of a company’s insurance assessment base and assessment rates which led to the Company’s decreased FDIC expense in the second quarter of 2011.
OREO expenses include all costs related to obtaining, maintaining and selling of other real estate owned properties. This expense totaled $6.6 million in the second quarter of 2011, an increase of $734,000 compared to $5.8 million in the second quarter of 2010. On year-to-date basis, OREO expenses totaled $12.4 million in the first six months of 2011 compared to $7.2 million in the first six months of 2010. The increase in OREO expenses primarily related to higher valuation adjustments of properties held in OREO in the first six months of 2011.
Income Taxes
The Company recorded income tax expense of $7.2 million for the three months ended June 30, 2011, compared to $7.8 million for same period of 2010. Income tax expense was $17.9 million and $17.3 million for the six months ended June 30, 2011 and 2010, respectively. The effective tax rates were 38.0% and 37.4% for the second quarters of 2011 and 2010, respectively and 38.8% and 37.3% for the 2011 and 2010 year-to-date periods, respectively. The higher effective tax rate in the 2011 year-to-date period as compared to the 2010 period reflects an increase in the Illinois corporate income tax rate effective January 1, 2011, which increased our tax expense on 2011 earnings by approximately $320,000, and resulted in a one-time charge of $300,000 in the first quarter of 2011 to increase the recorded value of deferred tax liabilities as a result of this change in rates.
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
The community banking segment’s net interest income for the quarter ended June 30, 2011 totaled $101.6 million as compared to $97.4 million for the same period in 2010, an increase of $4.2 million, or 4%. On a year-to-date basis, net interest income totaled $202.8 million for the first six months of 2011, an increase of $17.4 million, or 9%, as compared to the $185.4 million recorded last year. These increases are primarily attributable to the FDIC-assisted bank acquisitions and the ability to raise interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $25.0 million in the second quarter of 2011, a decrease of $16.6 million, or 40%, when compared to the second quarter of 2010 total of $41.6 million. On a year-to-date basis, the segment’s non-interest income totaled $53.5 million for the first six months of 2011, a decrease of $3.3 million, or 6%, when compared to the first six months of 2010 total of $56.8 million. These decreases are primarily attributable to decreased bargain purchase gains in the second quarter of 2011 as compared to the second quarter of 2010. The community banking segment’s net income for the quarter ended June 30, 2011 totaled $10.6 million, a decrease of $14.0 million, as compared to net income in the second quarter of 2010 of $24.6 million. The after-tax profit for the six months ended June 30, 2011, totaled $28.3 million, a decrease of $2.3 million, or 8% as compared to the prior year total of $30.6 million.
Net interest income for the specialty finance segment totaled $28.0 million for the quarter ended June 30, 2011, compared to $22.4 million for the same period in 2010, an increase of $5.6 million or 25%. On a year-to-date basis, net interest income totaled $56.0 million for the first six months of 2011, an increase of $10.6 million, or 23%, as compared to the $45.4 million recorded last year. The increases in net interest income are primarily attributable to lower interest expense in the second quarter of 2011 compared to the same period of 2010. The specialty finance segment’s non-interest income totaled $781,000 for the quarter ended June 30, 2011, compared to $707,000 for the same period in 2010, an increase of $74,000. The non-interest income decreased $10.7 million to $1.5 million in the first six months of 2011 as compared to the same period in the prior year. This decrease is attributable to the impact of the life insurance premium finance receivable portfolio bargain purchase gain in the first six months of 2010. The after-tax profit of the specialty finance segment for the quarter ended June 30, 2011 totaled $15.4 million as compared an after-tax loss of $493,000 for the quarter ended June 30, 2010. The specialty finance segment’s after-tax profit for the six months ended June 30, 2011 totaled $28.0 million, an increase of $12.6 million, or 81%, as compared to the prior year total of $15.4 million.
The wealth management segment reported net interest income of $886,000 for the second quarter of 2011 compared to $2.4 million in the same quarter of 2010. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $731,000 ($417,000 after tax) in the second quarter of 2011 compared to $2.3 million ($1.4 million after tax) in the second quarter of 2010. This segment recorded non-interest income of $13.4 million for the second quarter of 2011 compared to $11.1 million for the second quarter of 2010. This increase is a result of increased asset valuations resulting from equity market improvements and growth in the customer base in the second quarter of 2011. The wealth management segment’s net income totaled $1.0 million for the second quarter of 2011 compared to net income of $1.3 million for the second quarter of 2010. On a year-to-date basis, net interest income totaled $3.4 million for the first six months of 2011, a decrease of $1.6 million or 31%, as compared to the $5.0 million recorded last year. The allocated net interest income included in this segment’s profitability was $3.2 million ($1.9 million after tax) in the first six months of 2011 and $4.7 million ($2.9 million after tax) in the first six months of 2010. This segment’s after-tax net income for the six months ended June 30, 2011, totaled $2.7 million compared to $2.4 million for the six months ended June 30, 2010, an increase of $330,000.
Financial Condition
Total assets were $14.6 billion at June 30, 2011, representing an increase of $907.3 million, or 6.6%, when compared to June 30, 2010 and approximately $521.6 million, or 14.8% on an annualized basis, when compared to March 31, 2011. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $13.0 billion at June 30, 2011, $12.2 billion at June 30, 2010 and $12.5 billion at March 31, 2011. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2011		March 31, 2011		June 30, 2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,009,392	16%	$1,950,599	15%	$1,792,307	15%
Commercial real estate	3,378,164	26	3,359,042	26	3,341,735	27
Home equity	888,703	7	906,073	7	924,307	8
Residential real estate (1)	441,655	3	570,250	4	528,540	4
Premium finance receivables	2,987,197	23	2,906,513	23	2,580,778	21
Indirect consumer loans	55,018	1	52,310	—	75,709	1
Other loans	99,660	1	104,522	1	112,657	1

Total loans, net of unearned income (2) excluding covered loans	$9,859,789	77%	$9,849,309	76%	$9,356,033	77%
Covered loans	418,129	3	326,571	3	210,030	2

Total average loans (2)	$10,277,918	80%	$10,175,880	79%	$9,566,063	79%

Liquidity management assets (3)	$2,591,398	20	2,632,012	21	2,613,179	20
Other earning assets (4)	28,886	—	27,718	—	62,874	1

Total average earning assets	$12,898,202	100%	$12,835,610	100%	$12,242,116	100%

Total average assets	$14,105,136		$14,018,525		$13,390,537

Total average earning assets to total average assets		91%		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the second quarter of 2011 increased $656.1 million, or 5.4%, to $12.9 billion, compared to the second quarter of 2010, and increased $62.6 million, or 2.0% on an annualized basis, compared to the first quarter of 2011. The ratio of total average earning assets as a percent of total average assets was 91% at June 30, 2011 and 2010, and 92% at March 31, 2011.
Total average loans during the second quarter of 2011 increased $711.9 million, or 7.4%, over the previous year second quarter. Approximately $208.1 million of this increase relates to the covered loans portfolio, which relates to the various FDIC-assisted acquisitions during 2010 and 2011. The remaining increase from period to period was the result of significant increases within the commercial and premium finance receivable portfolios.
Average commercial loans totaled $2.0 billion in the second quarter of 2011, and increased $217.1 million, or 12.1%, over the average balance in the same period of 2010, while average commercial real estate loans totaled $3.4 billion in 2011, slightly increasing $36.4 million, or 1.1%, compared to the second quarter of 2010. Combined these categories comprised 52% and 54% of the average loan portfolio in the second quarter of 2011 and 2010, respectively. The growth realized in these categories for the second quarter of 2011 as compared to the prior year period is primarily attributable to increased business development efforts. Average balances increased compared to the quarter ended March 31, 2011, with average commercial loans increasing by $58.8 million, or 12.1% annualized, and average commercial real estate loans increasing slightly by $19.1 million, or 2.3% annualized.
Home equity loans averaged $888.7 million in the second quarter of 2011, and decreased $35.6 million, or 3.9%, when compared to the average balance in the same period of 2010 and $17.4 million, or 7.7% annualized, when compared to quarter ended March 31, 2011. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans to grow outstanding loan balances.
Residential real estate loans averaged $441.7 million in the second quarter of 2011, and decreased $86.9 million, or 16.4%, from the average balance of $528.5 million in same period of 2010. Additionally, compared to the quarter ended March 31, 2011, the average balance decreased $128.6 million, or 90.2% annualized, from $570.3 million as a result of decreases in mortgage loans held-for-sale. Recent increases in mortgage interest rates resulted in lower origination volumes in the second quarter of 2011. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.
Average premium finance receivables totaled $3.0 billion in the second quarter of 2011, and accounted for 29% of the Company’s average total loans. Premium finance receivables consist of both a commercial and life portfolio comprising 47% and 53%, respectively, of the average total balance. Average premium finance receivables in the second quarter of 2011 increased $406.4 million, or 15.7%, from the average balance of $2.6 billion at the same period of 2010. Additionally, the average balance increased $80.7 million, or 11.1% annualized, from the average balance of $2.9 billion in the quarter ended March 31, 2011. The increase during 2011 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.0 billion of premium finance receivables were originated in the second quarter of 2011 compared to $944.3 million in the same period of 2010 and $995.8 million in the first quarter of 2011.
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

	Average Balances for the
	Six Months Ended
	June 30, 2011		June 30, 2010
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$1,980,158	15%	$1,741,424	15%
Commercial real estate	3,368,656	26	3,333,400	28
Home equity	897,340	7	926,636	8
Residential real estate (1)	505,597	4	516,275	4
Premium finance receivables	2,947,078	23	2,540,608	21
Indirect consumer loans	53,672	1	83,199	1
Other loans	102,077	1	112,151	1

Total loans, net of unearned income (2) excluding covered loans	$9,854,578	77%	$9,253,693	78%
Covered loans	372,608	3	105,595	1

Total average loans (2)	$10,227,186	80%	$9,359,288	79%

Liquidity management assets (3)	$2,608,863	20	2,485,713	21
Other earning assets (4)	28,305	—	58,291	—

Total average earning assets	$12,864,354	100%	$11,903,292	100%

Total average assets	$14,059,339		$12,993,056

Total average earning assets to total average assets		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average loans for the first six months of 2011 increased $867.9 million, or 9.3%, over the previous year period. Similar to the quarterly discussion above, approximately $238.7 million of this increase relates to the commercial portfolio, $406.5 million of this increase relates to the premium finance receivables portfolio, and $267.0 million of this increase relates to covered loans.
Deposits
Total deposits at June 30, 2011, were $11.3 billion and increased $634.5 million, or 6%, compared to total deposits at June 30, 2010. See Note 10 to the financial statements of Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of deposits as of June 30, 2011:

						Weighted-
	Non-					Average
	Interest	Savings				Interest Rate of
	Bearing	and		Time		Maturing Time
	and	Money	Wealth	Certificates	Total	Certificates
(Dollars in thousands)	NOW (1)	Market (1)	Management (1)	of Deposit	Deposits	of Deposit
1-3 months	$2,927,501	$2,722,635	$737,428	$1,022,882	$7,410,446	1.23%
4-6 months				843,694	$843,694	1.23
7-9 months				665,411	$665,411	1.24
10-12 months				666,345	$666,345	1.21
13-18 months				653,088	$653,088	1.59
19-24 months				346,255	$346,255	1.68
24+ months				674,021	$674,021	2.27

Total deposits	$2,927,501	$2,722,635	$737,428	$4,871,696	$11,259,260	1.46%

(1)	Balances of non-contractual maturity deposits are shown as maturing in the earliest time frame. These deposits re-price in varying degrees to changes in interest rates.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2011		March 31, 2011		June 30, 2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$1,349,549	13%	$1,261,374	12%	$932,046	9%
NOW	1,542,323	14	1,509,964	14	1,519,225	15
Wealth Management deposits	657,725	6	673,535	6	700,883	7
Money Market	1,871,668	17	1,815,048	17	1,648,649	16
Savings	741,719	7	745,854	7	569,870	5
Time certificates of deposits	4,678,343	43	4,798,236	44	4,909,914	48

Total average deposits	$10,841,327	100%	$10,804,011	100%	$10,280,587	100%

Total average deposits for the second quarter of 2011 were $10.8 billion, an increase of $560.7 million, or 5%, from the second quarter of 2010. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $417.5 million, or 45%, in the second quarter of 2011 compared to the second quarter of 2010, while average time certificates of deposits decreased $231.6 million over the same period.
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
Brokered Deposits
The Company uses brokered deposits primarily as an asset-liability management tool to assist in the management of interest rate risk. The Company does not consider brokered deposits to be a vital component of its current liquidity resources. As has historically been the case, brokered deposits represented a small component of the Company’s total deposits outstanding, as set forth in the table below:

	June 30,		December 31,
(Dollars in thousands)	2011	2010	2010	2009	2008
Total deposits	$11,259,260	$10,624,742	$10,803,673	$9,917,074	$8,376,750
Brokered deposits	786,588	811,011	639,687	927,722	800,042
Brokered deposits as a percentage of total deposits	7.0%	7.6%	5.9%	9.4%	9.6%
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
Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.7 billion in the second quarter of 2011 compared to $1.5 billion in the second quarter of 2010.

The following table sets forth, by category, the composition of average other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2011	2011	2010
Notes payable	$1,000	$1,000	$1,000
Federal Home Loan Bank advances	421,502	416,021	417,835

Other borrowings:
Federal funds purchased	348	503	138
Securities sold under repurchase agreements	297,354	222,028	215,720
Other	39,602	42,848	893

Total other borrowings	$337,304	$265,379	$216,751

Secured borrowings — owed to securitization investors	600,000	600,000	600,000
Subordinated notes	45,440	50,000	57,198
Junior subordinated debentures	249,493	249,493	249,493

Total other borrowings	$1,654,739	$1,581,893	$1,542,277

Notes payable balances represent the balances on a credit agreement with an unaffiliated bank. This $51.0 million credit facility is available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2011 and 2010, the Company had $1.0 million of notes payable outstanding.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $423.5 million at June 30, 2011, compared to $423.5 million at March 31, 2011 and $415.6 million at June 30, 2010.
Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks and short-term borrowings from brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.
Debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 is recorded within other borrowings. The total proceeds attributed to the debt component of the offering, net of issuance costs, was $43.3 million. At June 30, 2010, average other borrowings reflect a 6.17% fixed-rate mortgage related to the Company’s Northfield banking office, which was paid-off during 2010.
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
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years. These notes mature in 2012, 2013, and 2015. These notes qualify as Tier 2 regulatory capital. Subordinated notes totaled $40.0 million at June 30, 2011, $50.0 million at March 31, 2011, and $55.0 million at June 30, 2010.
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
See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2011 as compared to December 31, 2010.

Shareholders’ Equity
Total shareholders’ equity was $1.5 billion at June 30, 2011, reflecting an increase of $88.7 million since June 30, 2010 and $36.8 million since December 31, 2010. The increase from December 31, 2010 was the result of net income of $28.2 million less common stock dividends of $3.1 million and preferred stock dividends of $2.0 million, $2.0 million credited to surplus for stock-based compensation costs, $2.2 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $9.6 million in higher net unrealized gains from available-for-sale securities and net unrealized gains from cash flow hedges, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2011	2011	2010
Leverage ratio	10.3%	10.3%	10.2%
Tier 1 capital to risk-weighted assets	12.3	12.7	13.0
Total capital to risk-weighted assets	13.5	14.1	14.3
Total average equity-to-total average assets(1)	10.4	10.3	10.2

(1)	Based on quarterly average balances.

	Minimum
	Capital	Well
	Requirements	Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0
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
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. In each of January and July of 2011, Wintrust declared a semi-annual cash dividend of $0.09 per common share. Additionally, in each of January and July 2010, Wintrust declared a semi-annual cash dividend of $0.09 per common share.
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

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2011		December 31, 2010		June 30, 2010
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$2,132,436	20%	$2,049,326	21%	$1,827,618	19%
Commercial real-estate	3,374,668	33	3,338,007	34	3,347,823	35
Home equity	880,702	8	914,412	9	922,305	10
Residential real-estate	329,381	3	353,336	3	332,673	3
Premium finance receivables — commercial	1,429,436	14	1,265,500	13	1,346,985	14
Premium finance receivables — life insurance	1,619,668	16	1,521,886	15	1,378,657	14
Indirect consumer	57,718	1	51,147	1	69,011	1
Other loans	101,068	1	106,272	1	99,091	1

Total loans, net of unearned income, excluding covered loans	$9,925,077	96%	$9,599,886	97%	$9,324,163	97%
Covered loans	408,669	4	334,353	3	275,563	3

Total loans	$10,333,746	100%	$9,934,239	100%	$9,599,726	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of June 30, 2011 and 2010:

				> 90 Days	Allowance
		% of		Past Due	For Loan
As of June 30, 2011		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,362,662	24.7%	$22,289	$—	$22,111
Franchise	114,134	2.1	1,792	—	978
Mortgage warehouse lines of credit	68,477	1.2	—	—	559
Community Advantage — homeowner associations	73,929	1.3	—	—	185
Aircraft	21,231	0.4	—	—	53
Asset-based lending	366,096	6.6	2,087	—	7,444
Municipal	63,296	1.1	—	—	1,099
Leases	62,535	1.1	—	—	417
Other	76	—	—	—	1

Total commercial	$2,132,436	38.5%	$26,168	$—	$32,847

Commercial Real-Estate:
Residential construction	$90,755	1.6%	$3,011	$—	$2,751
Commercial construction	137,647	2.5	2,453	—	3,849
Land	212,934	3.9	33,980	—	15,104
Office	532,382	9.7	17,503	—	8,287
Industrial	514,534	9.3	2,470	—	4,735
Retail	524,788	9.5	8,164	—	5,589
Multi-family	316,151	5.7	4,947	—	8,488
Mixed use and other	1,045,477	19.3	17,265	—	12,900

Total commercial real-estate	$3,374,668	61.5%	$89,793	$—	$61,703

Total commercial and commercial real-estate	$5,507,104	100.0%	$115,961	$—	$94,550

Commercial real-estate — collateral location by state:
Illinois	$2,735,375	81.1%
Wisconsin	349,436	10.4

Total primary markets	$3,084,811	91.5%

Florida	57,993	1.7
Arizona	41,295	1.2
Indiana	48,870	1.4
Other (no individual state greater than 0.5%)	141,699	4.2

Total	$3,374,668	100.0%

				> 90 Days	Allowance
		% of		Past Due	For Loan
As of June 30, 2010		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,230,502	23.8%	$16,456	$99	$21,986
Franchise	138,687	2.7	—	—	2,100
Mortgage warehouse lines of credit	118,823	2.3	—	—	1,588
Community Advantage — homeowner associations	62,452	1.2	—	—	167
Aircraft	38,574	0.7	—	—	487
Asset-based lending	180,486	3.5	1,219	—	3,723
Municipal	35,797	0.7	—	—	365
Leases	22,295	0.4	66	—	300
Other	2	—	—	—	—

Total commercial	$1,827,618	35.3%	$17,741	$99	$30,716

Commercial Real-Estate:
Residential construction	$129,462	2.5%	$15,468	$—	$4,954
Commercial construction	188,176	3.6	6,140	—	6,780
Land	269,556	5.2	21,699	—	9,002
Office	535,541	10.3	2,991	1,194	6,390
Industrial	472,715	9.1	5,540	—	5,525
Retail	484,537	9.4	5,174	—	5,869
Multi-family	276,881	5.3	11,074	—	3,235
Mixed use and other	990,955	19.3	14,898	1,054	13,709

Total commercial real-estate	$3,347,823	64.7%	$82,984	$2,248	$55,464

Total commercial and commercial real-estate	$5,175,441	100.0%	$100,725	$2,347	$86,180

Commercial real-estate — collateral location by state:
Illinois	$2,702,471	80.7%
Wisconsin	360,362	10.8

Total primary markets	$3,062,833	91.5%

Florida	67,322	2.0
Arizona	48,533	1.4
Indiana	42,607	1.3
Other (no individual state greater than 0.7%)	126,528	3.8

Total	$3,347,823	100.0%

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 91.5% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in the second quarter of 2011 as it was in 2010, and we expect this trend to continue. As of June 30, 2011, our allowance for loan losses related to this portfolio is $61.7 million compared to $55.5 million as of June 30, 2010.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, our allowance for loan losses in our commercial loan portfolio is $32.8 million as of June 30, 2011 compared to $30.7 million as of June 30, 2010.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. End lender re-payments are sent directly to the Company upon end-lenders’ acceptance of final loan documentation. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business expanded in 2010 due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. However, as a result of declining demand for re-financing and increased competition as competitors return to the market, our mortgage warehouse lines decreased to $68.5 million as of June 30, 2011 from $131.3 million as of December 31, 2010. Additionally, our allowance for loan losses with respect to these loans is $559,000 as of June 30, 2011. Since the inception of this business, the Company has not suffered any related loan losses on these loans.

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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2011, our residential loan portfolio totaled $329.4 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of June 30, 2011, $7.4 million of our residential real estate mortgages, or 2.2% of our residential real estate loan portfolio, were classified as nonaccrual, $2.2 million were 30 to 89 days past due (0.7%) and $319.8 million were current (97.1%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold into the secondary market with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2011 and 2010 was $943.5 million and $756.5 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2011, approximately $29.4 million of our mortgages consist of interest-only loans. To date, we have not participated in any mortgage modification programs.
Premium finance receivables — commercial. FIFC originated approximately $902.8 in commercial insurance premium finance receivables during the second quarter of 2011. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. In the second quarter of 2011, the Company recovered $5.0 million from insurance coverage of the $15.7 million fraud loss recorded in the second quarter of 2010. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company by the enhancement of various control procedures to mitigate the risks associated with this lending. The Company has conducted a thorough review of the premium finance — commercial portfolio and found no signs of similar situations.
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
FIFC originated approximately $121.1 million in life insurance premium finance receivables in the second quarter of 2011. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Variable Rate Loan Repricing and Rate Floors
The following table classifies the commercial and commercial real-estate loan portfolio at June 30, 2011 by date at which the loans reprice and the type of rate:

		Variable Rate
As of June 30, 2011		One year or	From one to	Over
(Dollars in thousands)	Fixed Rate	less	five years	five years	Total
Commercial
Fixed rate	$534,699	$—	$—	$—	$534,699
Variable rate
With floor feature	—	851,409	5,303	6,025	862,737
Without floor feature	—	694,234	39,166	1,600	735,000

Total commercial	534,699	1,545,643	44,469	7,625	2,132,436

Commercial real-estate
Fixed rate	1,572,504	—	—	—	1,572,504
Variable rate
With floor feature	—	595,877	583,240	23,055	1,202,172
Without floor feature	—	496,848	95,790	7,354	599,992

Total commercial real-estate	1,572,504	1,092,725	679,030	30,409	3,374,668

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
In the first quarter of 2010, the Company modified its credit risk rating scale to the above 1 through 10 risk ratings. Prior to this, the Company employed a 1 through 9 credit risk rating scale. The change to the 1 through 10 scale enabled the Company to use two separate credit risk ratings for Substandard loans. They are Substandard — Accrual (credit risk rating 7) and Substandard — Nonaccrual (credit risk rating 8). Previously, there was only one risk rating for loans classified as Substandard. This change allows the Company to better monitor credit risk of the portfolio.
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

Non-performing Assets, excluding covered assets
The following table sets forth Wintrust’s non-performing assets, excluding covered assets, as of the dates shown:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2011	2011	2010	2010

Loans past due greater than 90 days and still accruing:
Commercial	$—	$150	$478	$99
Commercial real-estate	—	1,997	—	2,248
Home equity	—	—	—	—
Residential real-estate	—	—	—	—
Premium finance receivables — commercial	4,446	6,319	8,096	6,350
Premium finance receivables — life insurance	324	—	—	1,923
Indirect consumer	284	310	318	579
Consumer and other	—	1	1	3

Total loans past due greater than 90 days and still accruing	5,054	8,777	8,893	11,202

Non-accrual loans:
Commercial	26,168	26,157	16,382	17,741
Commercial real-estate	89,793	94,001	93,963	82,984
Home equity	15,853	11,184	7,425	7,149
Residential real-estate	7,379	4,909	6,085	4,436
Premium finance receivables — commercial	10,309	9,550	8,587	11,389
Premium finance receivables — life insurance	670	342	354	—
Indirect consumer	89	320	191	438
Consumer and other	757	147	252	62

Total non-accrual loans	151,018	146,610	133,239	124,199

Total non-performing loans:
Commercial	26,168	26,307	16,860	17,840
Commercial real-estate	89,793	95,998	93,963	85,232
Home equity	15,853	11,184	7,425	7,149
Residential real-estate	7,379	4,909	6,085	4,436
Premium finance receivables — commercial	14,755	15,869	16,683	17,739
Premium finance receivables — life insurance	994	342	354	1,923
Indirect consumer	373	630	509	1,017
Consumer and other	757	148	253	65

Total non-performing loans	$156,072	$155,387	$142,132	$135,401
Other real estate owned	82,772	85,290	71,214	86,420

Total non-performing assets	$238,844	$240,677	$213,346	$221,821

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	1.23%	1.36%	0.82%	0.98%
Commercial real-estate	2.66	2.86	2.81	2.55
Home equity	1.80	1.25	0.81	0.78
Residential real-estate	2.24	1.42	1.72	1.33
Premium finance receivables — commercial	1.03	1.19	1.32	1.32
Premium finance receivables — life insurance	0.06	0.02	0.02	0.14
Indirect consumer	0.65	1.20	0.99	1.47
Consumer and other	0.75	0.15	0.24	0.07

Total non-performing loans	1.57%	1.63%	1.48%	1.45%

Total non-performing assets, as a percentage of total assets	1.63%	1.71%	1.53%	1.62%

Allowance for loan losses as a percentage of total non-performing loans	75.20%	74.04%	80.14%	78.69%

Non-performing Commercial and Commercial Real-Estate
The commercial non-performing loan category totaled $26.2 million as of June 30, 2011 compared to $16.9 million as of December 31, 2010 and $17.8 million as of June 30, 2010, while the commercial real estate loan category totaled $89.8 million as of June 30, 2011 compared to $94.0 million as of December 31, 2010 and $85.2 million as of June 30, 2010.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $23.2 million as of June 30, 2011. The balance increased $9.7 million from December 31, 2010 and increased $11.6 million from June 30, 2010. The June 30, 2011 non-performing balance is comprised of $7.4 million of residential real estate (28 individual credits) and $15.8 million of home equity loans (38 individual credits). On average, this is approximately four non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of June 30, 2011 and 2010, and the amount of net charge-offs for the quarters then ended.

	June 30,	June 30,
(Dollars in thousands)	2011	2010
Non-performing premium finance receivables — commercial	$14,755	$17,739
- as a percent of premium finance receivables — commercial outstanding	1.03%	1.32%

Net (recoveries) charge-offs of premium finance receivables — commercial	$(3,482)	$17,559
- annualized as a percent of average premium finance receivables — commercial	(0.99)%	5.46%
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
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $373,000 at June 30, 2011, compared to $509,000 at December 31, 2010 and $1.0 million at June 30, 2010. The ratio of these non-performing loans to total indirect consumer loans was 0.65% at June 30, 2011 compared to 0.99% at December 31, 2010 and 1.47% at June 30, 2010. Net charge-offs as a percent of total indirect consumer loans were 0.02% for the quarter ended June 30, 2011 compared to 0.92% in the same period in 2010. The indirect consumer loan portfolio has decreased 16% since June 30, 2010 to a balance of $57.7 million at June 30, 2011.
Loan Portfolio Aging
The following table shows, as of June 30, 2011, only 1.6% of the entire portfolio, excluding covered loans, is non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.5%, either one or two payments past due. In total, 96.9% of the Company’s total loan portfolio, excluding covered loans, as of June 30, 2011 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at June 30, 2011 and March 31, 2011:

		90+ days	60-89	30-59
As of June 30, 2011		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$22,289	$—	$7,164	$23,754	$1,309,455	$1,362,662
Franchise	1,792	—	—	—	112,342	114,134
Mortgage warehouse lines of credit	—	—	—	—	68,477	68,477
Community Advanatage — homeowners association	—	—	—	—	73,929	73,929
Aircraft	—	—	—	—	21,231	21,231
Asset-based lending	2,087	—	—	2,415	361,594	366,096
Municipal	—	—	—	—	63,296	63,296
Leases	—	—	—	763	61,772	62,535
Other	—	—	—	—	76	76

Total commercial and commercial real-estate	26,168	—	7,164	26,932	2,072,172	2,132,436

Commercial real-estate
Residential construction	3,011	—	938	5,245	81,561	90,755
Commercial construction	2,453	—	7,579	7,075	120,540	137,647
Land	33,980	—	10,281	8,076	160,597	212,934
Office	17,503	—	1,648	3,846	509,385	532,382
Industrial	2,470	—	2,689	2,480	506,895	514,534
Retail	8,164	—	3,778	14,806	498,040	524,788
Multi-family	4,947	—	4,628	3,836	302,740	316,151
Mixed use and other	17,265	—	9,350	4,201	1,014,661	1,045,477

Total commercial real-estate	89,793	—	40,891	49,565	3,194,419	3,374,668

Home equity	15,853	—	1,502	4,081	859,266	880,702
Residential real estate	7,379	—	1,272	949	319,781	329,381
Premium finance receivables — commercial	10,309	4,446	5,089	7,897	1,401,695	1,429,436
Premium finance receivables — life insurance	670	324	4,873	3,254	1,610,547	1,619,668
Indirect consumer	89	284	98	531	56,716	57,718
Consumer and other	757	—	123	418	99,770	101,068

Total loans, net of unearned income, excluding covered loans	$151,018	$5,054	$61,012	$93,627	$9,614,366	$9,925,077
Covered loans	—	121,271	5,643	11,899	269,856	408,669

Total loans, net of unearned income	$151,018	$126,325	$66,655	$105,526	$9,884,222	$10,333,746

		90+ days	60-89	30-59
		and still	days past	days past
Aging as a % of Loan Balance:	Nonaccrual	accruing	due	due	Current	Total Loans
Commercial
Commercial and industrial	1.6%	—%	0.5%	1.7%	96.2%	100.0%
Franchise	1.6	—	—	—	98.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advanatage — homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.6	—	—	0.7	98.7	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	1.2	98.8	100.0
Other	—	—	—	—	100.0	100.0

Total commercial	1.2	—	0.3	1.3	97.2	100.0

Commercial real-estate
Residential construction	3.3	—	1.0	5.8	89.9	100.0
Commercial construction	1.8	—	5.5	5.1	87.6	100.0
Land	16.0	—	4.8	3.8	75.4	100.0
Office	3.3	—	0.3	0.7	95.7	100.0
Industrial	0.5	—	0.5	0.5	98.5	100.0
Retail	1.6	—	0.7	2.8	94.9	100.0
Multi-family	1.6	—	1.5	1.2	95.7	100.0
Mixed use and other	1.7	—	0.9	0.4	97.0	100.0

Total commercial real-estate	2.7	—	1.2	1.5	94.6	100.0

Home equity	1.8	—	0.2	0.5	97.5	100.0
Residential real estate	2.2	—	0.4	0.3	97.1	100.0
Premium finance receivables — commercial	0.7	0.3	0.4	0.6	98.0	100.0
Premium finance receivables — life insurance	—	—	0.3	0.2	99.5	100.0
Indirect consumer	0.2	0.5	0.2	0.9	98.2	100.0
Consumer and other	0.7	—	0.1	0.4	98.8	100.0

Total loans, net of unearned income, excluding covered loans	1.5%	0.1%	0.6%	0.9%	96.9%	100.0%
Covered loans	—	29.7	1.4	2.9	66.0	100.0

Total loans, net of unearned income	1.5%	1.2%	0.6%	1.0%	95.7%	100.0%

		90+ days	60-89	30-59
As of March 31, 2011		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$24,277	$150	$3,233	$9,201	$1,240,796	$1,277,657
Franchise	1,792	—	—	—	112,584	114,376
Mortgage warehouse lines of credit	—	—	—	—	33,482	33,482
Community Advanatage — homeowners association	—	—	—	—	75,948	75,948
Aircraft	74	—	—	—	22,243	22,317
Asset-based lending	—	—	216	2,355	299,328	301,899
Municipal	—	—	—	—	60,376	60,376
Leases	14	—	—	88	51,404	51,506
Other	—	—	—	—	—	—

Total commercial	26,157	150	3,449	11,644	1,896,161	1,937,561

Commercial real-estate
Residential construction	7,891	—	1,057	3,587	78,832	91,367
Commercial construction	1,396	692	2,469	680	116,311	121,548
Land	26,974	—	7,366	12,455	183,419	230,214
Office	17,945	—	1,705	3,059	534,558	557,267
Industrial	1,251	524	1,672	8,499	483,690	495,636
Retail	12,824	—	4,994	5,810	499,486	523,114
Multi-family	5,968	—	1,107	5,059	281,729	293,863
Mixed use and other	19,752	781	7,187	19,835	995,998	1,043,553

Total commercial real-estate	94,001	1,997	27,557	58,984	3,174,023	3,356,562

Home equity	11,184	—	3,366	6,603	870,179	891,332
Residential real estate	4,909	—	918	5,174	333,908	344,909
Premium finance receivables — commercial	9,550	6,319	4,433	14,428	1,303,121	1,337,851
Premium finance receivables — life insurance	342	—	1,130	5,580	1,532,469	1,539,521
Indirect consumer	320	310	182	657	50,910	52,379
Consumer and other	147	1	185	394	100,960	101,687

Total loans, net of unearned income, excluding covered loans	$146,610	$8,777	$41,220	$103,464	$9,261,731	$9,561,802
Covered loans	—	116,298	5,288	24,855	284,858	431,299

Total loans, net of unearned income	$146,610	$125,075	$46,508	$128,319	$9,546,589	$9,993,101

		90+ days	60-89	30-59
		and still	days past	days past
Aging as a % of Loan Balance:	Nonaccrual	accruing	due	due	Current	Total Loans
Commercial
Commercial and industrial	1.9%	—%	0.3%	0.7%	97.1%	100.0%
Franchise	1.6	—	—	—	98.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advanatage — homeowners association	—	—	—	—	100.0	100.0
Aircraft	0.3	—	—	—	99.7	100.0
Asset-based lending	—	—	0.1	0.8	99.1	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	0.2	99.8	100.0
Other	—	—	—	—	—	—

Total commercial	1.3	—	0.2	0.6	97.9	100.0

Commercial real-estate
Residential construction	8.6	—	1.2	3.9	86.3	100.0
Commercial construction	1.1	0.6	2.0	0.6	95.7	100.0
Land	11.7	—	3.2	5.4	79.7	100.0
Office	3.2	—	0.3	0.5	96.0	100.0
Industrial	0.3	0.1	0.3	1.7	97.6	100.0
Retail	2.5	—	1.0	1.1	95.4	100.0
Multi-family	2.0	—	0.4	1.7	95.9	100.0
Mixed use and other	1.9	0.1	0.7	1.9	95.4	100.0

Total commercial real-estate	2.8	0.1	0.8	1.8	94.5	100.0

Home equity	1.3	—	0.4	0.7	97.6	100.0
Residential real estate	1.4	—	0.3	1.5	96.8	100.0
Premium finance receivables — commercial	0.7	0.5	0.3	1.1	97.4	100.0
Premium finance receivables — life insurance	—	—	0.1	0.4	99.5	100.0
Indirect consumer	0.6	0.6	0.3	1.3	97.2	100.0
Consumer and other	0.1	—	0.2	0.4	99.3	100.0
Total loans, net of unearned income, excluding covered loans	1.5%	0.1%	0.4%	1.1%	96.9%	100.0%
Covered loans	—	27.0	1.2	5.8	66.0	100.0

Total loans, net of unearned income	1.5%	1.3%	0.5%	1.3%	95.4%	100.0%

As of June 30, 2011, only $61.0 million of all loans, excluding covered loans, or 0.6%, were 60 to 89 days past due and $93.6 million, or 0.9%, were 30 to 59 days (or one payment) past due. As of March 31, 2011, $41.2 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $103.5 million, or 1.1%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) increased $5.9 million since March 31, 2011.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2011 that are current with regard to the contractual terms of the loan agreement represent 97.5% of the total home equity portfolio. Residential real estate loans at June 30, 2011 that are current with regards to the contractual terms of the loan agreements comprise 97.1% of total residential real estate loans outstanding.
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

Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, as of June 30, 2011 and shows the changes in the balance from March 31, 2011:

Non-performing
(Dollars in thousands)	Loans
Balance at March 31, 2011	$155,387
Additions, net	45,742
Return to performing status	(2,193)
Payments received	(12,553)
Transfers to OREO	(12,926)
Charge-offs	(17,611)
Net change for niche loans (1)	226

Balance at June 30, 2011	$156,072

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
Management has determined that the allowance for loan losses was appropriate at June 30, 2011, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Allowance for loan losses at beginning of period	$115,049	$102,397	$113,903	$98,277
Provision for credit losses	28,666	41,297	53,042	70,342
Other adjustments	—	—	—	1,943
Reclassification to/from allowance for unfunded lending-related commitments	(317)	785	1,799	684

Charge-offs:
Commercial	7,583	4,781	16,723	9,456
Commercial real estate	20,691	12,311	34,033	32,554
Home equity	1,300	3,089	2,073	3,370
Residential real estate	282	310	1,557	717
Premium finance receivables — commercial	1,893	17,747	3,400	19,680
Premium finance receivables — life insurance	214	—	244	—
Indirect consumer	44	256	164	529
Consumer and other	266	109	426	288

Total charge-offs	32,273	38,603	58,620	66,594

Recoveries:
Commercial	301	143	567	586
Commercial real estate	463	218	801	660
Home equity	19	6	27	13
Residential real estate	3	2	5	7
Premium finance receivables — commercial	5,375	188	5,643	417
Premium finance receivables — life insurance	12	—	12	—
Indirect consumer	42	81	108	132
Consumer and other	22	33	75	80

Total recoveries	6,237	671	7,238	1,895

Net charge-offs, excluding covered loans	(26,036)	(37,932)	(51,382)	(64,699)

Allowance for loan losses at period end	$117,362	$106,547	$117,362	$106,547
Allowance for unfunded lending-related commitments at period end	$2,335	$2,169	$2,335	$2,169

Allowance for credit losses at period end	$119,697	$108,716	$119,697	$108,716

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	1.45%	1.04	1.65%	1.03%
Commercial real estate	2.40	1.45	1.99	1.93
Home equity	0.58	1.34	0.46	0.73
Residential real estate	0.25	0.23	0.62	0.28
Premium finance receivables — commercial	(0.99)	5.46	(0.33)	3.03
Premium finance receivables — life insurance	0.05	—	0.03	—
Indirect consumer	0.02	0.92	0.21	0.96
Consumer and other	0.98	0.27	0.69	0.37

Total loans, net of unearned income, excluding covered loans	1.06%	1.63	1.05%	1.41%

Net charge-offs as a percentage of the provision for credit losses	90.83%	91.85	96.87%	91.98%

Loans at period-end			$9,925,077	$9,324,163
Allowance for loan losses as a percentage of loans at period end			1.18%	1.14%
Allowance for credit losses as a percentage of loans at period end			1.21%	1.17%

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
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of June 30, 2011, home equity loans and residential mortgages comprised 8% and 3%, respectively, of the Company’s total loan portfolio. At June 30, 2011 (excluding covered loans), approximately only 2.0% of all of the Company’s residential mortgage loans and approximately only 2.6% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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
Restructured Loans
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2011	2011	2010
Accruing:
Commercial	$12,396	$12,620	$5,110
Commercial real estate	72,363	55,202	46,052
Residential real estate	1,079	1,560	2,591

Total accrual	$85,838	$69,382	$53,753

Non-accrual: (1)
Commercial	$3,587	$5,582	$3,865
Commercial real estate	12,308	21,174	6,827
Residential real estate	1,311	431	238

Total non-accrual	$17,206	$27,187	$10,930

Total restructured loans:
Commercial	$15,983	$18,202	$8,975
Commercial real estate	84,671	76,376	52,879
Residential real estate	2,390	1,991	2,829

Total restructured loans	$103,044	$96,569	$64,683

(1)	Included in total non-performing loans.
At June 30, 2011, the Company had $103.0 million in loans with modified terms. The $103.0 million in modified loans represents 126 credit relationships in which economic concessions were granted to financially distressed borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with financially distressed borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company.
Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for collateral impairment at June 30, 2011 and approximately $4.7 million of collateral impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

Other Real Estate Owned
The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of June 30, 2011, March 31, 2011, and June 30, 2010 and shows the activity for the respective periods and the balance for each property type:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2011	2011	2010
Balance at beginning of period	$85,290	$71,214	$89,009
Disposal/resolved	(8,253)	(11,515)	(15,201)
Transfers in at fair value, less costs to sell	10,190	28,865	16,348
Fair value adjustments	(4,455)	(3,274)	(3,736)

Balance at end of period	$82,772	$85,290	$86,420

	Period End
	June 30,	March 31,	June 30,
(Dollars in thousands)	2011	2011	2010
Residential real estate	$7,196	$10,570	$5,457
Residential real estate development	16,591	17,808	27,161
Commercial real estate	58,985	56,912	53,802

Total	$82,772	$85,290	$86,420

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 2011, December 31, 2010 and June 30, 2010 is as follows:

	+200	+100	-100	-200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
June 30, 2011	8.1%	3.6%	(4.6)%	(10.1)%
December 31, 2010	5.3%	2.4%	(2.9)%	(7.0)%
June 30, 2010	4.1%	1.8%	(2.6)%	(6.8)%
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
During the second quarter of 2011, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2011.

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
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II —
Item 1A: Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2010.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2011. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:
     (a) Exhibits

3.1	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2011).

10.1	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 28, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to the Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2011).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date: August 9, 2011	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)